Form 10-Q
period 2003-06-30
ABX AIR INC
filed 2003-08-14
CIK 894081

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

Commission File Number 333-105137

ABX AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	91-1091619 (IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (937) 382-5591

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:  ☐  No:  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes:  ☐  No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $.01 per share Outstanding as of August 14, 2003	1,000 shares

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q, which are not historical facts, are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report or in “Risk Factors” contained in our Form S-4 (333-105137), as amended, filed with the Securities and Exchange Commission on July 11, 2003.

PART I. FINANCIAL INFORMATION

ABX AIR, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Airborne, Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(In thousands except share and per share data, unaudited)
REVENUES	$297,045	$286,587	$607,741	$564,983
OPERATING EXPENSES:
Salaries, wages and benefits	117,405	113,478	233,968	224,086
Purchased line-haul	39,821	32,849	80,293	62,146
Fuel	34,545	31,857	76,650	59,681
Depreciation and amortization	34,085	36,292	68,467	74,085
Maintenance, materials and repairs	28,252	29,970	57,979	56,625
Landing and ramp	5,324	5,213	16,146	13,038
Rent	2,784	2,895	5,965	6,163
Other operating expenses	24,322	22,227	46,495	45,120

	286,538	274,781	585,963	540,944

EARNINGS FROM OPERATIONS	10,507	11,806	21,778	24,039
INTEREST EXPENSE	4,733	6,287	9,970	13,148

EARNINGS BEFORE INCOME TAXES	5,774	5,519	11,808	10,891
INCOME TAX EXPENSE	2,213	2,285	4,573	4,508

NET EARNINGS	$3,561	$3,234	$7,235	$6,383

Earnings per Share—
Basic and diluted	$3,561	$3,234	$7,235	$6,383

Weighted Average Shares—
Basic and diluted	1,000	1,000	1,000	1,000

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Airborne, Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2003	2002
	(unaudited)
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash	$32	$33
Accounts receivable, net of allowance of $209 in 2003 and 2002	1,474	2,318
Spare parts and fuel inventory	37,578	37,223
Deferred income tax assets	14,547	9,135
Prepaid supplies and other	12,322	14,454

TOTAL CURRENT ASSETS	65,953	63,163
PROPERTY AND EQUIPMENT, NET	1,077,800	1,089,485
OTHER ASSETS	20,871	21,360

TOTAL ASSETS	$1,164,624	$1,174,008

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,128	$52,338
Salaries, wages and benefits	37,108	36,763
Accrued expenses	17,185	15,238
Current portion of postretirement liabilities	42,060	21,841
Current portion of long-term obligations	7,346	7,066

TOTAL CURRENT LIABILITIES	143,827	133,246
LONG-TERM OBLIGATIONS	103,331	107,077
DEFERRED INCOME TAX LIABILITIES	176,414	174,089
POSTRETIREMENT LIABILITIES	41,419	46,017
ADVANCES FROM PARENT	453,052	474,608
OTHER LIABILITIES	7,521	6,649
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, par value $100 per share—Authorized 1,000 shares; 1,000 issued and outstanding	100	100
Additional paid-in capital	831	831
Retained earnings	244,306	237,070
Accumulated other comprehensive loss	(6,177)	(5,679)

TOTAL STOCKHOLDER’S EQUITY	239,060	232,322

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,164,624	$1,174,008

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Airborne, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2003	2002
	(In thousands, unaudited)
OPERATING ACTIVITIES:
Net earnings	$7,235	$6,383
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,467	74,085
Deferred income taxes	(2,773)	(1,418)
Postretirement liabilities	15,219	28,301
Change in assets and liabilities:
Accounts receivable	844	(162)
Inventory and prepaid supplies	1,778	1,578
Accounts payable	(13,022)	(15,224)
Accrued expenses, salaries, wages and benefits and other liabilities	3,566	7,474

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,314	101,017
INVESTING ACTIVITIES:
Additions to property and equipment	(56,465)	(53,144)
Decrease in other assets	172	1,191

NET CASH USED BY INVESTING ACTIVITIES	(56,293)	(51,953)
FINANCING ACTIVITIES:
Advances from parent, net	(21,556)	(45,899)
Principal payments on long-term obligations	(3,466)	(3,165)

NET CASH USED BY FINANCING ACTIVITIES	(25,022)	(49,064)

NET DECREASE IN CASH	(1)	—
CASH AT JANUARY 1	33	33

CASH AT JUNE 30	$32	$33

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

(a wholly-owned subsidiary of Airborne, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (unaudited)

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION

The unaudited consolidated financial statements of ABX Air, Inc. (“ABX” or “the Company”) as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a majority-owned aircraft finance subsidiary. Intercompany balances and transactions between the Company and its subsidiaries are eliminated in consolidation. The consolidated financial statements also include allocations of certain expenses, assets and liabilities that previously were recorded in the accounts of Airborne, Inc. (“Airborne”) or Airborne Express, Inc. (“AEI”). The allocations are necessary to report the Company’s operations, financial position and cash flows as if the Company had operated on a stand-alone basis for all periods presented. Management believes these allocations were made on a reasonable basis. However, the results depicted by these financial statements may not be indicative of the conditions that would have existed or the results of operations if the Company had operated as a separate entity.

The Company’s revenues, cash flows and liquidity resources are highly dependent on, and determined by, Airborne and AEI. Substantially all of the Company’s revenues are derived through contracted services provided to AEI. These revenues are calculated as the sum of pretax net expenses incurred plus 2%. Net expenses include all operating and interest expenses, including allocated expenses from Airborne and AEI, less revenues recorded from charters or other services. Revenues from contracted services performed for Airborne were $294.5 million and $281.5 million for the three-month periods ended June 30, 2003 and 2002, respectively. Revenues from Airborne for the first six months of 2003 and 2002 were $602.2 million and $555.4 million, respectively.

NOTE B—MERGER AND SEPARATION

Merger Agreement

On March 25, 2003, Airborne entered into a definitive merger agreement with DHL Worldwide Express B.V. (“DHL”) and Atlantis Acquisition Corporation, a wholly-owned indirect subsidiary of DHL (“Atlantis”). Under the terms of the agreement, (1) Airborne’s air operations will be separated from the ground operations and retained in ABX, (2) DHL will acquire Airborne’s ground operations (including all operations currently conducted by AEI, including its book of business, customer service, express and deferred services and products, and pick-up and delivery network) through a merger of Airborne and Atlantis, and (3) Airborne shareholders will receive, for each share of Airborne common stock held, $21.25 per share in cash (representing total cash consideration in the transaction of $1.05 billion) and one share of the common stock of ABX. Upon closing of the transaction, Airborne will operate as a wholly-owned indirect subsidiary of DHL, and ABX will become an independent public company, wholly-owned by Airborne’s former stockholders (although under certain circumstances, in accordance with the merger agreement, DHL could be required to purchase all of Airborne’s operations and Airborne stockholders would receive alternative consideration of $21.65 per share in cash and no shares of ABX common stock). A definitive proxy statement regarding the proposed transaction was filed with the SEC on July 11, 2003 and a shareholder vote on the merger is scheduled with Airborne’s Annual Meeting of Shareholders on August 14, 2003. The waiting period under the Hart-Scott-Rodino Anti-Trust Improvement Act expired without comment from the Department of Justice. The transaction is targeted to be completed in the third quarter of 2003.

The separation will affect ABX’s organizational documents in a number of ways including an amendment and restatement of its certificate of incorporation and bylaws. These changes include the addition of supermajority voting provisions and the implementation of a rights plan that among other factors may tend to increase the likelihood, as desired by DHL in its negotiations with the Company, that ABX will be an independent company. This desire reflects DHL’s anticipated dependence on ABX for a substantial amount of lift and sort capacity in the United States. Airborne believes that the substantial cash premium offered by DHL in the Merger was in part dependent upon meeting DHL’s desires for ABX independence in this regard.

These consolidated financial statements are presented on a historical basis and, consequently, do not reflect many of the changes that will occur in the Company’s operations, capitalization and tax status as a result of the merger and separation. Therefore, the Company’s historical consolidated financial results of operations and financial position are not necessarily indicative of what the Company’s results of operations or financial position will be upon separation.

Upon closing of the transaction, the net assets of the ground operations of the Company (including its central and regional sort facilities, runways, taxiways, aprons, buildings serving as aircraft and equipment maintenance facilities, storage facilities, a training center and both operations and administrative offices) will be transferred to Airborne as part of the ground operations to be merged with Atlantis, the wholly-owned indirect subsidiary of DHL. The carrying amount of the assets and liabilities to be transferred was $209.7 million and $48.4 million, respectively, as of June 30, 2003.

Commercial Agreements

In connection with the transaction, the Company will enter into a number of commercial agreements with Airborne, including an aircraft, crew, maintenance and insurance agreement (“ACMI Service Agreement”) and a hub and line-haul services agreement. Under these agreements, the Company will provide air cargo transportation, package sorting and handling services, line-haul logistics services and airport, equipment and facilities maintenance services to Airborne and receive compensation generally based on cost-plus a specified mark-up percentage. Certain costs covered under these agreements, including fuel costs, will be reimbursed without specific mark-up percentages.

Impairment

The separation of the Company from Airborne, and the execution of the related agreements collectively, constitute an event which will require the Company to evaluate the recoverability of the carrying value of its long-term assets as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This initial evaluation is accomplished by the performance of a cash flow recoverability test. Under provisions of this statement, if an impairment is identified through this initial test, a company is required to record an impairment charge for the excess of the carrying amount of the long-lived asset group over its fair value. As a result of the cash flows derived from the ACMI Service Agreement coupled with the decline in market values for used aircraft and related equipment, the Company anticipates that it will be required to record a significant impairment charge as a result of the separation. The Company estimates, based on current appraised values, the charge and related reductions to historical property and equipment and other asset balances would have been approximately $611.0 million as of June 30, 2003, had the separation occurred as of that date. The charge ultimately recorded will depend on a number of factors that could occur before the separation date, including but not limited to, changes in the fair values of used aircraft and related equipment.

NOTE C—INTERCOMPANY ALLOCATIONS

Airborne and AEI perform various corporate functions in support of the activities of the consolidated group, which includes activities of the Company. Airborne provides the Company with certain insurance coverage; information technology support; accounting, audit, tax, cash management and treasury administration; employee benefit plan administration; governmental affairs; and other services. Included in other expenses in the consolidated statements of earnings are allocations for these services of $1.6 million and $2.8 million for the three and six-month periods ended June 30, 2003, respectively, and $1.2 million and $2.5 million for the same periods in 2002.

Interest expense includes allocations to the Company of interest cost incurred by Airborne and AEI in addition to interest expense incurred on obligations of the Company. Allocations of $2.8 million and $6.4 million were made for the three and six-month periods ended June 30, 2003, respectively, and $4.5 million and $9.0 million for the same periods in 2002. The Company was allocated interest expense based upon its proportionate share of stockholder’s equity, inclusive of advances from parent, in comparison to consolidated totals of Airborne.

NOTE D—EARNINGS PER SHARE

Basic and diluted earnings per share attributable to the Company were determined based on net earnings divided by the 1,000 shares of common stock outstanding, all of which are wholly-owned by Airborne. These shares of common stock are treated as outstanding for all periods presented. There were no potentially dilutive securities outstanding during any of the periods presented.

NOTE E—STOCK-BASED COMPENSATION

The Company, as a wholly-owned subsidiary of Airborne, has historically not sponsored separate employee stock option plans. Officers and certain key employees of the Company participate in and have been granted stock options to acquire shares of Airborne’s common stock under plans approved by Airborne’s stockholders. No compensation expense has been recorded by Airborne for these options in the three or six-month periods ended June 30, 2003 and 2002. Had expense been measured under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per basic and diluted share for the three and six-month periods ended June 30, 2003 and 2002, respectively, would have been as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net earnings:
As reported	$3,561	$3,234	$7,235	$6,383
Less stock-based employee compensation expense	(176)	(228)	(350)	(450)

Pro Forma	$3,385	$3,006	$6,885	$5,933

Earnings per share—basic and diluted:
As reported	$3,561	$3,234	$7,235	$6,383

Pro forma	$3,385	$3,006	$6,885	$5,933

NOTE F—OTHER COMPREHENSIVE LOSS

Other comprehensive loss includes the following transactions and tax effects for the three and six-month periods ended June 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2003
Unrealized gain (loss) on interest rate swap arising during the periods	$(366)	$141	$(225)	$75	$(28)	$47
Less: Reclassification adjustment for gains realized in net earnings	(450)	173	(277)	(890)	345	(545)

Other comprehensive loss	$(816)	$314	$(502)	$(815)	$317	$(498)

2002
Unrealized loss on interest rate swap arising during the periods	$(2,474)	$952	$(1,522)	$(2,202)	$847	$(1,355)
Less: Reclassification adjustment for losses realized in net loss	403	(155)	248	788	(303)	485

Other comprehensive loss	$(2,071)	$797	$(1,274)	$(1,414)	$544	$(870)

NOTE G—NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in our annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company currently plans to follow the provisions of Accounting Principles Board (APB) Opinion No. 25 in accounting for our stock-based compensation under Airborne’s stock option plans until such time as new accounting rules are adopted which require recognition of the fair value of stock options as compensation. Accordingly, implementation of this statement will currently not have a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments the Company enters into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope which possesses certain characteristics, and was previously classified as equity, as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the second interim period beginning after June 15, 2003. The implementation of the provisions of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air and its subsidiaries and should be read in conjunction with our historical financial statements and related notes contained in this report.

Our revenues and earnings are highly dependent on and determined by Airborne and its wholly-owned operating subsidiary AEI. AEI is one of Airborne’s principal operating companies and provides domestic and international delivery services in addition to customer service, sales and marketing activities. We also are a wholly-owned subsidiary of Airborne and are the primary provider of air cargo transportation services within the U.S. and to Canada and Puerto Rico in support of AEI’s delivery services. We are also AEI’s primary provider of package sorting and handling services, warehousing, line-haul logistics services and other air cargo transportation related services for its domestic operations.

Airborne’s domestic delivery products consist of express and deferred delivery services. Airborne’s express delivery services include its Overnight Service, Next Afternoon Service (“NAS”) and Second Day Service (“SDS”). Overnight Service and NAS are primarily transported by our fleet of aircraft and sorted through our night sort operations. SDS and Airborne’s deferred delivery service products, which include the airborne@home and Ground Delivery Service (“GDS”) products, are primarily transported by contracted trucks and sorted through our day sort and regional hub operations. Portions of the SDS and deferred service products are transported on our aircraft.

On March 25, 2003, Airborne entered into a merger agreement with DHL and Atlantis Acquisition. The merger agreement requires that Airborne separate its air operations from its ground operations with its air operations being retained by ABX. Following the merger and separation, ABX will become an independent public company wholly-owned by Airborne’s former stockholders. The following discussion does not reflect the many changes that will occur in our business, operations, financial condition and certain significant and critical accounting policies as a result of the merger and separation.

RESULTS OF OPERATIONS

We had net earnings for the three months ended June 30, 2003 and 2002 of $3.6 million and $3.2 million, respectively. For the first half of 2003 and 2002, our net earnings were $7.2 million and $6.4 million, respectively. Revenues for the three months ended June 30, 2003 and 2002 were $297.0 million and $286.6 million, respectively. Revenues were $607.7 million and $565.0 million for the first half of 2003 and 2002, respectively.

Our earnings were relatively consistent from period to period due to our basis for determining compensation from Airborne, which provides revenues as calculated by the sum of pretax net expenses incurred plus a mark-up of 2%. Net expenses include all operating and interest expenses, including allocated expenses from Airborne and AEI, reduced by revenues recorded from our other customers. Revenues from AEI comprised 99.1% and 98.2% of revenues in the quarters ended June 30, 2003 and 2002, respectively. Revenues from AEI for the first half of 2003 and 2002 comprised 99.1% and 98.3% of total revenues, respectively.

On August 7, 2003, the Company and the International Brotherhood of Teamsters, which represents our flight crewmembers, reached a tentative agreement on a labor contract that extends through July 31, 2006. The agreement, which is subject to ratification by the pilots membership, amends a contract that became amendable on July 31, 2001. Provisions of the agreement include a contract-signing bonus, wage increases in each of the three years remaining under the contract and changes to scope and successorship language.

Revenues

Total revenues increased 3.6% to $297.0 million in the second quarter of 2003 compared to revenues of $286.6 million in the second quarter of 2002. Revenues from Airborne increased 4.6% to $294.5 million in the second quarter of 2003 compared to $281.5 million in the same quarter a year ago. For the first half of 2003, total revenues increased 7.6% to $607.7 million compared to revenues in the first half of 2002 of $565.0 million. Revenues increased during the 2003 periods primarily as a result of an increase in our net expenses used to determine our compensation. Revenues from Airborne increased 8.4% to $602.2 million in the first half of 2003 compared to $555.4 million the first half of 2002. Piece volumes increased 5.9% and 7.1% in the second quarter and first half of 2003, respectively, compared to the same periods in 2002. The second quarter and first half of 2003 had the same number of operating days as in 2002.

Charter service revenues, primarily for ACMI (aircraft, crew, maintenance and insurance) and on demand services provided to other customers, decreased to $1.1 million in the second quarter of 2003 compared to $4.4 million in the same period in 2002. The decrease was due primarily to the loss of a significant customer.

Other revenues, consisting primarily of aircraft parts and fuel sales, increased to $1.5 million in the second quarter of 2003 compared to $0.7 million in the second quarter of 2002. For the first half of 2003, other revenues increased 46.6% to $2.4 million compared to the same period of 2002. The increase in revenues is due to higher levels of aircraft parts sales.

Operating Expenses

Our operating expenses are impacted by the volume and type of packages handled for Airborne. Total pieces handled increased 5.9% in the second quarter of 2003 to 116.3 million compared to 109.9 million in the same period of 2002. Total weight handled increased 15.3% in the period to 518.9 million pounds. Weight per piece increased 8.9% to 4.5 pounds in the second quarter of 2003 compared to 4.1 pounds per piece in the same period a year ago. For the six months ended June 30, 2003, total pieces handled increased 7.1% to 230.8 million compared to 215.4 million in the same period of 2002. Total weight handled increased 20.0% in the first half of 2003 to 1.03 billion pounds. Weight per piece increased 12.1% to 4.5 pounds in the first half of 2003 compared to 4.0 pounds in the same period a year ago. The increase in tonnage and weight per piece in the second quarter and first half of 2003 is primarily due to Airborne’s expansion of its heavier weight GDS, which has experienced strong growth since its introduction in April 2001.

Operating costs measured on a per piece basis decreased 1.5% in the second quarter of 2003 to $2.46 compared to $2.50 in the second quarter of 2002. Operating costs measured on a per pound basis declined to $0.55, or 9.5% compared to $0.61 per pound in the same period of last year. Productivity, measured by pieces handled per labor hour paid, increased 4.9% in the second quarter of 2003 to 33.7 compared to 32.1 pieces per labor hour paid in the second quarter of last year. For the first half of 2003, operating costs measured on a per piece basis increased 1.1% to $2.54 compared to $2.51 in the first half of 2002. Operating costs measured on a per pound basis declined to $0.57, or 9.8% compared to $0.63 per pound in the same period of last year. Productivity, measured by pieces handled per labor hour paid, increased 4.4% in the first six months of 2003 to 33.2 compared to 31.8 pieces per labor hour paid in the same period last year. The decrease in costs during the second quarter of 2003, on a per piece basis, reflects operating cost efficiencies gained through productivity improvements that have offset higher aviation fuel and contracted truck line-haul expenses. The increase in costs in the first half of 2003, on a per piece basis, reflects higher aviation fuel, deicing costs due to adverse winter weather and contracted truck linehaul expenses which together have increased at a greater rate than piece volumes. The decline in costs, on a per pound basis, in the second quarter and first half of 2003, reflects the impact of Airborne’s expansion of its deferred service products, which generally rely on lower-cost, contracted truck line-haul as opposed to the higher cost of air transportation, and our continued focus on labor productivity and cost control.

Salaries, wages and benefits comprised 41.0% of total operating expenses in the second quarter of 2003 compared to 41.3% in the same period in 2002. For the first six months of 2003, salaries, wages and benefits comprised 39.9% of total operating expenses compared to 41.4% in the same period in 2002. This category of expense increased 3.5% and 4.4% in the second quarter and first half of 2003, respectively, compared to the same periods in 2002. Salary and wage expense in the second quarter of 2003 declined 0.5% or $0.4 million compared to the second quarter of last year. Salary and wage expense in the first half of 2003 was 1.0% or $1.7 million higher than in the first half of last year. Salary and wage expense increases in the first half of 2003 were due to increased labor hours necessary to service piece and weight volumes. Total hours paid increased 0.9% and 2.6% in the second quarter and first half of 2003, respectively, compared to the same periods a year ago. During the second quarter of 2003, benefit costs increased by 23.9% or $4.9 million and for the first six months of 2003 these costs increased 19.5% or $8.0 million. These increases reflect higher healthcare costs and increases in our company-sponsored defined benefit pension plan expenses. Productivity improvements helped to offset some of the increased costs in this category.

Purchased line-haul expense as a percentage of total operating expenses was 13.9% in the second quarter of 2003 compared to 12.0% in the same period in 2002, and 13.7% in the first half of 2003 compared to 11.5% in the same period in 2002. Expenses in this category increased 21.2% in the second quarter of 2003 compared to the second quarter of 2002, and 29.2% in the first six months of 2003 compared to the first six months of 2002. The expense increases are primarily due to higher contracted truck line-haul expense, which increased by 22.9% and 33.5% in the second quarter and first half of 2003, respectively, compared to the second quarter and first half of 2002. The increase in these costs is primarily due to growth in GDS and airborne@home products that are generally transported via truck due to the less time sensitive nature of the products.

Fuel expense as a percentage of total operating expenses was 12.1% and 11.6% the second quarter of 2003 and 2002, respectively. Aviation fuel expense, which comprised 97.7% and 97.1% of the cost in this category in the second quarter and first half of 2003, respectively, increased by 7.9% and 28.2% compared to the same periods of 2002 due to an increase in the price of jet fuel resulting from the conflict in the Middle East. The average aviation fuel price was $0.94 and $1.03 per gallon in the second quarter and first half of 2003, respectively, compared to $0.82 and $0.76 per gallon in the same periods of 2002. Aviation fuel consumption decreased 6.1% in the second quarter to 36.2 million gallons compared to 38.5 million gallons in the second quarter of last year. Consumption decreased 5.5% in the first half of 2003 to 72.7 million gallons compared to 76.9 million gallons in the same period a year ago. The decrease in consumption was primarily due to the reduction and combination of certain flight segments and the placement of three 767 aircraft in service since the second quarter of 2002, which has allowed less fuel efficient DC-8 aircraft to be moved to shorter lane segments or backup status or removed from service. The risks of volatile fuel prices are effectively assumed by Airborne through our cost reimbursement compensation arrangement with them. Although we do not directly hedge the effects of fuel price volatility, Airborne has periodically entered into contracts to mitigate its resulting fuel price exposure. Accounting for these contracts is performed and recorded by Airborne.

Depreciation and amortization expense was 11.9% and 13.2% of total operating expenses in the second quarter of 2003 and 2002, respectively. For the first half of 2003 and 2002, depreciation and amortization was 11.7% and 13.7% of total operating expenses, respectively. The decline in depreciation expense in 2003 is due to relatively lower levels of capital expenditures made over the past several years coupled with the timing of certain aircraft assets becoming fully depreciated.

Maintenance, materials and repairs as a percentage of total operating expenses were 9.9% and 10.9% in the second quarter of 2003 and 2002, respectively. As a percentage of total operating expense for the first half of 2003 and 2002, this category represented 9.9% and 10.5%, respectively. This category of expense decreased 5.7% in the second quarter of 2003 compared to the second quarter of 2002 due primarily to performing fewer scheduled DC-8 heavy maintenance checks, as compared to the prior year. For the first half of 2003, this category increased 2.4% compared to the same period in 2002.

Landing and ramp expense as a percentage of total operating expenses was 1.9% in the second quarter of 2003 and 2002. For the first six months of 2003 and 2002, the percentages were 2.8% and 2.4%, respectively. Included in this category are airport landing and ramp usage charges in addition to deicing costs. The increase in costs in the first half of 2003 was due to higher deicing costs resulting from adverse winter weather, particularly in the Midwest and Northeast.

Rent expense was 1.0% and 1.1% of total operating expenses in the second quarter of 2003 and 2002, respectively. Rent expense for the first half of 2003 and 2002 was also 1.0% and 1.1%, respectively. This category of expense includes rental costs for our regional hub and warehouse facilities, maintenance facilities at out-based airports and lease costs for one DC-9 aircraft.

Other expense was 8.5% and 8.1% of total operating expense in the second quarter of 2003 and 2002, respectively. Other expense comprised 7.9% and 8.3% of total operating expenses in the first half of 2003 and 2002, respectively. This category of expense includes lodging and travel for flight crews, packaging and labeling supplies, utilities, insurance and allocations from Airborne for administrative services, among other expenses.

Our interest expense decreased by 24.7% in the second quarter of 2003 compared to the same period in 2002. For the first six months of 2003 compared to 2002, the decrease was 24.2%. Interest expense includes allocations from Airborne in addition to interest on obligations of the Company. Allocations from Airborne are based upon the Company’s proportionate share of stockholders’ equity including intercompany advances, in comparison to Airborne’s consolidated totals. The decrease in interest expense is primarily a function of lower consolidated interest costs incurred by Airborne coupled with higher levels of interest capitalized on the purchase and modification of aircraft.

Our effective income tax rate was 38.3% and 38.7% in the second quarter and first half of 2003, respectively compared to 41.4% in the second quarter and first half of 2002. The lower effective rate in 2003 was due to lower levels of state income taxes. Our tax provisions are calculated on a stand-alone basis. The tax consequences of our operations are included in Airborne’s consolidated tax returns.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows were $81.3 million and $101.0 million in the first half of 2003 and 2002, respectively. Our operating cash flows are primarily a function of the level of depreciation and amortization expense and changes in working capital items.

We devote a substantial amount of our operating cash resources to fund our capital expenditures. A significant portion of our capital expenditures relate to the acquisition and modification of aircraft and related flight equipment. Total capital expenditures were $56.5 million in the first six months of 2003 compared to $53.1 million in the first half of 2002. We have continued our program to acquire and deploy 767 aircraft, which provide a higher level of operating efficiency than the DC-8 aircraft they replace. We acquired two 767 aircraft in the first half of 2003, the same as in the first half of 2002. At June 30, 2003, we had 115 aircraft in service, consisting of 23 767s, 18 DC-8s and 74 DC-9s, and two other 767’s undergoing modification. Other capital expenditures include facilities and package handling equipment, leasehold improvements for sort facilities, computer equipment and expenditures supporting the operation of our airport in Wilmington, Ohio.

The level of capital spending for all of 2003 is anticipated to be $100 million compared to $98.4 million in 2002. Capital spending levels are primarily a result of scheduled aircraft acquisitions and related modification costs. We anticipate taking delivery of one additional 767 aircraft in the second half of 2003 and incurring capital expenditures to improve package handling efficiencies at our sort facilities. As we place additional 767 aircraft into service, we may remove additional DC-8 aircraft from service depending on factors such as overall capacity requirements and the need for aircraft in our charter operations. During 2003, we have removed two DC-8 aircraft from service and anticipate removing up to two additional DC-8s during the remainder of 2003. One DC-8 aircraft was removed from service in the second quarter of 2003.

We have commitments to acquire four additional 767 aircraft, one during the remainder of 2003, two in 2004 and one in 2005. These aircraft are committed to be modified to a standard freighter configuration from their original passenger configuration. Over the past two years we have been successful in negotiating deferrals of aircraft deliveries without incurring additional costs and we may request deferrals of future deliveries. However, there is no assurance any deferral of planned deliveries will be achieved or achieved without incurring additional costs. We also have commitments to fund $42.1 million to our defined benefit pension plans during the remainder of 2003.

Our cash balance was $32,000 as of June 30, 2003. We have a cash management arrangement whereby most expenditures, including capital expenditures, are funded by Airborne through intercompany advances when checks clear our primary disbursement accounts. Advances from Airborne shown on the consolidated balance sheet carry no repayment or settlement terms.

We have fully and unconditionally guaranteed senior note and bank credit obligations of Airborne and AEI. We currently have no direct funding source or borrowing capacity in which to satisfy these guarantees if Airborne or AEI were to default on these obligations. In the event of default, a substantial portion of our assets, which are pledged as collateral to secure these obligations, could be transferred to the issuer or trustee and used, in part, to satisfy these guaranteed obligations. Subject to the completion of our separation from Airborne in connection with their merger with DHL, we will request to be released from these guarantees. While some or all of these guarantees may be released, the event of Airborne’s merger does not, in itself, release us from these guarantees. While we may be required to continue as a guarantor, we anticipate the related liens on our assets will be released upon separation.

Further, Airborne and AEI guarantee our lease financing obligations for five 767 aircraft. As part of our separation from Airborne, the lessors are required to consent that no default is created under the financing agreements as a result of the separation. We are actively seeking these consents, however, there can be no assurance that we will be able to obtain these consents prior to separation. In the event that the consents are not obtained, the lessors may seek remedies available to them under the terms of the agreements including, but not limited to, taking back the aircraft or requiring that we pay the stipulated loss values of the these aircraft. The stipulated loss values specified in the agreements are currently significantly in excess of the prevailing fair values of the aircraft. Under terms of the merger agreement with DHL, DHL and Airborne would indemnify us from any losses incurred under these leases arising out of the merger or separation. In addition, any costs payable under these agreements are reimbursable costs under the ACMI agreement with Airborne. Airborne and AEI may continue as guarantors and therefore would remain obligated for any amounts due under the financing agreements.

Our ability to sufficiently fund our planned operations and capital expenditures in 2003, until closing of Airborne’s merger with DHL, is highly dependent on Airborne’s ability to provide sufficient liquidity through our intercompany arrangement. Further, upon the anticipated closing of Airborne’s merger with Atlantis Acquisition, we will become an independent, publicly owned company and will be provided certain cash balances from loan proceeds at closing and the ability to earn future cash flows through several commercial operating agreements. Additionally, we will be able to request certain cash advances under these commercial agreements through December 31, 2005 to supplement liquidity. Assuming our separation from Airborne, we are also intending to secure a line of credit or similar credit facility of approximately $25 million. As we anticipate the related liens on a majority of our assets will be released upon separation; these assets would be available to secure such a credit facility, if required. However, there can be no assurance that we will be able to secure such facility. We anticipate that liquidity provided by Airborne prior to closing the merger, and after the merger, liquidity provided pursuant to the separation agreement, cash flows provided by commercial agreements with Airborne, and growth in new business will be sufficient to fund our planned operations and capital expenditures for 2003 and beyond.

CRITICAL ACCOUNTING POLICES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative polices or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare-parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimations used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues from Airborne are recognized when the related services are performed, and are calculated as the sum of pretax net expenses incurred plus 2%. Net expenses include all operating and interest expenses, including allocated expenses from Airborne or AEI, less revenues recorded from charters and other services.

Charter service revenues are recognized on scheduled and non-scheduled flights performed for third parties. Revenues are recognized when the specific flight has been completed. Other revenues, primarily for aircraft parts and fuel sales, are recognized when the parts and fuel are delivered.

Property and Equipment

We continually evaluate the useful lives, salvage values and fair values of our property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of factors, such as a determination that excess capacity exists in our air or ground networks, or changes in regulations grounding the use of our aircraft. When an asset is considered impaired, it is adjusted to its fair value.

Spare Parts Inventory

We value our aircraft spare parts inventory at weighted-average cost and maintain a related obsolescence reserve. A provision for spare parts obsolesence is recorded over the estimated useful life of our aircraft which considers the spare parts expected to be on hand on the date the aircraft fleet is anticipated to be removed from service. Should changes occur regarding expected spare parts to be on hand or anticipated useful lives of our aircraft, revisions to the estimated obsolescence reserve may be required.

Deferred Tax Assets

Our tax provision is calculated on a stand-alone basis. Through and including June 30, 2003, our tax consequences were included in Airborne’s consolidated tax returns. As a result of the consolidated filing, no valuation allowance for our deferred tax assets has been recorded as management believes that it is more likely than not that the consolidated group will be able to utilize these assets. Should we determine that Airborne will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Self-Insurance

We self-insure certain claims relating to workers compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare, an independent actuarial report. Changes in claim severity and frequency could result in actual claims being materially different than the amounts provided for in our annual results of operations.

Contingencies

We are involved in legal matters that have a degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcome of those matters will not differ materially from our assessment of them. There also can be no assurance that we know all matters that may be brought against us at any point in time.

Postretirement Obligations

We sponsor a qualified defined benefit plan for our pilots and participate in a qualified defined benefit plan sponsored by Airborne covering our other eligible employees. Our employees also participate in postretirement healthcare plans sponsored by Airborne. We also sponsor unfunded excess plans for certain employees and participate with Airborne in a non-qualified plan which covers our executive management, that provide benefits in addition to amounts permitted to be paid under provisions of the tax law to participants in our qualified plans.

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our postretirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. For our postretirement healthcare plans, consideration of future medical cost trend rates is a critical assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our annual results of operations.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in our annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We currently plan to follow the provisions of Accounting Principles Board (APB) Opinion No. 25 in accounting for our stock-based compensation under Airborne’s stock option plans until such time as new accounting rules are adopted which require recognition of the fair value of stock options as compensation. Accordingly, implementation of this statement will currently not have a significant impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments we enter into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments and characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope, and was previously classified as equity, as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the second interim period beginning after June 15, 2003. The implementation of the provisions of SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include interest rate and fuel price risks. Our exposure to market risk has not materially changed since December 31, 2002.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 5.	Other Information.

The Audit Committee of Airborne’s Board of Directors approved the categories of all non-audit services performed by the Company’s independent accountants during the period covered by this report.

Item 6.	Exhibits and Reports

(a) Exhibits—

EXHIBIT NO. 31

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO. 32

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC.
Registrant

/s/ CARL D. DONAWAY
Carl D. Donaway
Chief Executive Officer

Date:    8/14/03

/s/ QUINT O. TURNER
Quint O. Turner
Vice President, Administration
(Principal Financial Officer, Principal Accounting Officer)

Date:    8/14/03