Form 10-Q
period 2003-09-30
ABX AIR INC
filed 2003-11-14
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

Commission File Number 333-105137

ABX AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1091619
(State of incorporation or organization)	(IRS Employer Identification No.)

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

As of November 14, 2003, ABX Air, Inc. had outstanding 52,107,129 shares of common stock, par value $.01.

ABX AIR, INC. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q, which are not historical facts, are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report or in “Risk Factors” contained in our Registration Statement on Form S-4 (333-105137), as amended, filed with the Securities and Exchange Commission on July 11, 2003.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
REVENUES	$279,152	$298,045	$886,893	$863,028

OPERATING EXPENSES:
Salaries, wages and benefits	118,289	112,205	352,257	336,291
Purchased line-haul	41,734	40,477	122,027	102,623
Fuel	35,266	33,217	111,915	92,898
Depreciation and amortization	20,856	39,376	89,323	113,461
Maintenance, materials and repairs	29,236	30,815	87,216	87,440
Landing and ramp	5,156	5,366	21,301	18,404
Rent	2,130	2,668	8,095	8,830
Other operating expenses	16,486	22,666	62,982	67,787
Impairment charge	600,871	—	600,871	—

	870,024	286,790	1,455,987	827,734

EARNINGS (LOSS) FROM OPERATIONS	(590,872)	11,255	(569,094)	35,294
INTEREST EXPENSE	(4,094)	(5,498)	(14,064)	(18,646)

EARNINGS (LOSS) BEFORE INCOME TAX	(594,966)	5,757	(583,158)	16,648

INCOME TAX BENEFIT (EXPENSE)	133,217	(2,383)	128,644	(6,891)

NET EARNINGS (LOSS)	$(461,749)	$3,374	$(454,514)	$9,757

EARNINGS (LOSS) PER SHARE—
Basic	$(8.86)	$0.06	$(8.72)	$0.19

Diluted	$(8.86)	$0.06	$(8.72)	$0.17

WEIGHTED AVERAGE SHARES—
Basic	52,107	52,107	52,107	52,107

Diluted	52,107	58,521	52,107	58,521

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30 2003	December 31 2002
ASSETS
CURRENT ASSETS:
Cash	$56,707	$33
Accounts receivable, net of allowance of $204 and $209 in 2003 and 2002, respectively	2,387	2,318
Spare parts and fuel inventory	17,221	37,223
Prepaid supplies and other	4,427	14,454
Deferred income tax assets	—	9,135

TOTAL CURRENT ASSETS	80,742	63,163

PROPERTY AND EQUIPMENT, NET	317,517	1,089,485
OTHER ASSETS	10,188	21,360

TOTAL ASSETS	$408,447	$1,174,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,877	$52,338
Salaries, wages and benefits	37,637	36,763
Accrued expenses	6,663	15,238
Unearned revenue	14,889	—
Current portion of postretirement liabilities	28,928	21,841
Current portion of long-term obligations	7,183	7,066

TOTAL CURRENT LIABILITIES	139,177	133,246

LONG-TERM OBLIGATIONS	179,774	107,077
POSTRETIREMENT LIABILITIES	34,221	46,017
OTHER LIABILITIES	2,318	6,649
DEFERRED INCOME TAX LIABILITIES	—	174,089
ADVANCES FROM AIRBORNE	—	474,608
COMMITMENTS AND CONTINGENCIES (See Note F)

STOCKHOLDERS’ EQUITY:
Common stock, September 30, 2003 – par value $.01 per share – Authorized 75,000,000 shares; 52,107,129 issued and outstanding; December 31, 2002 – par value $100 per share, 1,000 shares authorized, issued and outstanding	521	100
Additional paid-in capital	428,699	831
Retained earnings (deficit)	(372,788)	237,070

Accumulated other comprehensive loss	(3,475)	(5,679)

TOTAL STOCKHOLDERS’ EQUITY	52,957	232,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,447	$1,174,008

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30
	2003	2002
OPERATING ACTIVITIES:
Net earnings (loss)	$(454,514)	$9,757

Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charge	600,871	—
Deferred income taxes	(134,738)	(78)
Depreciation and amortization	89,323	113,461
Postretirement liabilities	(7,806)	26,620
Change in assets and liabilities:
Accounts receivable	(198)	854
Inventory and prepaid supplies	(58)	1,588
Accounts payable	(7,402)	(15,190)
Unearned revenue	14,889	—
Accrued expenses, salaries, wages and benefits and other liabilities	(11,914)	14,664

NET CASH PROVIDED BY OPERATING ACTIVITIES	88,453	151,676

INVESTING ACTIVITIES:
Additions to property and equipment	(83,036)	(63,691)
Change in other assets	970	1,279

NET CASH USED IN INVESTING ACTIVITIES	(82,066)	(62,412)

FINANCING ACTIVITIES:
Proceeds from promissory note	89,021	—
Distribution of promissory note proceeds to Airborne, Inc.	(29,021)	—
Principal payments on long-term obligations	(5,858)	(4,812)
Advances from Airborne,Inc.	(3,855)	(84,452)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	50,287	(89,264)

NET INCREASE IN CASH	56,674	—

CASH AT BEGINNING OF PERIOD	33	33

CASH AT END OF PERIOD	$56,707	$33

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total
	Number	Amount
December 31, 2002	1,000	$100	$831	$237,070	$(5,679)	$232,322
Stock split and issuance of shares to former Airborne shareholders (see Note B)	52,106,129	421	(421)
Dividend of certain assets and liabilities to Airborne, Inc. (see Note B)				(155,344)		(155,344)
Cancellation of advances payable to Airborne, Inc.(see Note B)			457,310			457,310
Distribution of promissory note proceeds to Airborne, Inc. (1)			(29,021)			(29,021)
Net loss				(454,514)		(454,514)
Other comprehensive income (loss), net of tax					2,204	2,204

September 30, 2003	52,107,129	$521	$428,699	$(372,788)	$(3,475)	$52,957

(1)	The Company issued a promissory note to DHL Holdings (USA), Inc. in the amount of $89.0 million and distributed $29.0 million to Airborne, Inc., leaving ABX Air, Inc. and subsidiaries with a cash balance of $60.0 million at the time of the separation from Airborne, Inc.

See notes to consolidated financial statements

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of ABX Air, Inc. and its subsidiaries (“ABX” or the “Company”) as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. In the opinion of management, all adjustments (consisting of normal recurring accruals and the impairment charge discussed in Note B) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries are eliminated in consolidation. The Consolidated Balance Sheet at December 31, 2002 was extracted from the audited financial statements of Airborne, Inc. (“Airborne”) for December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record the allowance for uncollectible amounts, self-insurance reserves, spare parts inventory reserve, depreciation and impairments of property and equipment, labor contract settlements, postretirement obligations, income taxes, and contingencies and litigation. Changes in these estimates and assumptions may have a material impact on the financial statements.

Property and Equipment

We continually evaluate the useful lives, salvage values and fair values of our property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of factors, such as an assessment done quarterly to determine if excess capacity exists in our air or ground networks, or changes in regulations grounding the use of our aircraft.

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Spare Parts Inventory

We value our aircraft spare parts inventory at weighted-average cost and maintain a related obsolescence reserve. A provision for spare parts obsolescence is recorded over the estimated useful life of our aircraft which considers the spare parts expected to be on hand on the date the aircraft fleet is anticipated to be removed from service. Should changes occur regarding expected spare parts to be on hand or anticipated useful lives of our aircraft, revisions to the estimated obsolescence reserve may be required.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance against deferred tax assets is recorded when it is more than likely that such assets will not be fully realized. Our tax provision is calculated on a stand-alone basis for all periods presented.

Revenue Recognition

Revenues from Airborne are recognized when the related services are performed. Prior to August 16, 2003 revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from Airborne are determined based on the expenses incurred during a reporting period under two commercial agreements (see Note B). Expenses incurred under these agreements are generally subject to a base markup of 1.75%, which is recognized in the period during which the expenses are incurred. Certain costs, the most significant of which include fuel cost, interest on a promissory note, airport rent, ramp fees and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without markup.

Unearned Revenue

As specified in the two commercial agreements with Airborne (see Note B), the Company is advanced funds on each Monday for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects those customer funds that the Company has received in advance of incurring the associated cost to perform under the commercial agreements.

Postretirement Obligations

We sponsor qualified defined benefit plans for our pilots and other eligible employees. We also sponsor unfunded postretirement healthcare plans for our pilot and non-pilot employees. We also sponsor unfunded excess plans for certain employees in a non-qualified plan which includes our executive management, that provide benefits in addition to amounts permitted to be paid under provisions of the tax law to participants in our qualified plans.

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our postretirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. For our postretirement healthcare plans, consideration of future medical cost trend rates is a critical assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.

NOTE B—SEPARATION FROM AIRBORNE

Separation Agreement

On August 15, 2003 the Company was separated from its former parent, Airborne, and became an independent, publicly-owned company. Separation of the Company from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express B. V. (“DHL”). The merger agreement required Airborne to separate its air operations from its ground operations with air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of the Company to Airborne. After the restructuring and separation of the Company, Airborne became an indirect wholly-owned subsidiary of DHL pursuant to the merger agreement. The separation of the Company from Airborne occurred according to the terms and conditions of the separation agreement, which was included in ABX’s amended registration statement filed on July 11, 2003.

Transfer of Assets and Liabilities

Immediately prior to the separation from Airborne, the net assets and liabilities of the ground operations of the Company (including its central and regional sort facilities, runways, taxiways, aprons, buildings serving as aircraft and equipment maintenance facilities, storage facilities, a training center and both operations and administrative offices) were transferred to Airborne. Additionally, ABX transferred the membership interests of Wilmington Air Park, LLC (“WAP”), which owns Wilmington Air Park airport, to Airborne. The carrying amount of the assets and liabilities transferred was $199.2 million and $43.8 million, respectively. The table below summarizes the assets and liabilities transferred to Airborne.

Dividend from Retained Earnings
(In thousands)
Assets
Cash received from Airborne	$(46)
Accounts receivable and prepaids	375
Spare parts and inventory	10,020
Deferred income tax	2,346
Property and equipment	183,821
Other assets	2,646

$199,162

Liabilities
Accounts payable and accrued expenses	$1,192
Debt	10,942
Deferred income tax	31,684

$43,818

Capitalization of ABX

At the time of separation, the Company split its stock and issued 52,106,129 additional shares of ABX Air common stock, with a par value of $0.01 per share to the Airborne stockholders under terms of the merger agreement. The advances from Airborne of $457.3 million were cancelled. The Company issued a promissory note to DHL Holdings (USA), Inc. (“DHL Holdings”) in the amount of $89.0 million and transferred $29.0 million to Airborne, leaving ABX with a cash balance of $60.0 million, and total stockholders’ equity of $50.0 million after recording the impairment charge discussed below. The principal of the note is due in 2028 and the note bears interest at 5% per annum, payable semi-annually. The interest expense on the promissory note is reimbursable, as discussed below, without markup.

Commercial Agreements

In connection with the separation, the Company entered into a number of commercial agreements with Airborne, including an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul services agreement (“hub services agreement”). Under these agreements, the Company provides air cargo transportation, package sorting and handling services, line-haul logistics services and airport, equipment and facilities maintenance services to Airborne and receives compensation generally as determined by cost plus a base markup percentage of 1.75%. Both agreements also allow the Company to earn incremental markup above the base 1.75% markup (up to 1.6% under the ACMI agreement, and 2.1% under the hub services agreement) as determined from achievement of cost and service goals outlined in the two commercial agreements. Certain costs under the agreements are reimbursable only, without markup. These costs primarily include jet fuel expense, landing and ramp rental charges, facility rent, and interest expense on the note payable to DHL Holdings. Income tax expense incurred by the Company, as well as direct expenses incurred to secure revenue from customers other than Airborne are not reimbursed under the terms of the two commercial agreements. The ACMI agreement has a term of seven years, with an automatic renewal for an additional three years, unless a one year advance notice is given, or if ABX is not in compliance with applicable performance standards specified in the agreement. The hub services agreement has a term of three years, with one-year automatic renewals, unless ninety-days advance notice is given.

During the first year of the term of the ACMI agreement, Airborne may not make any changes in the air routes or number of aircraft that would reduce the scope of the services to be provided by ABX under the ACMI agreement, unless an ABX event of default relating to performance failures occurs. After the first year of the term of the ACMI agreement, Airborne may add, delete or modify the air routes, including by terminating specific ACMI aircraft or air routes.

During the first year of the hub services agreement, Airborne cannot reduce the scope of the services under the hub services agreement except in connection with performance failures or labor disputes that cause ABX to fail to meet specified service standards. After the first year of the term of the hub services agreement, Airborne can change the scope of services by terminating specific services at one or more hub facilities with at least sixty days notice to ABX.

Impairment

The separation of the Company from Airborne, and the execution of the related commercial agreements collectively constituted an event requiring the Company to evaluate the recoverability of the carrying value of its long-term assets as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, ABX is required to record an impairment charge for the excess of the carrying value of the long-lived asset group over its fair value.

Reductions in air travel in recent years and depressed economic conditions have resulted in a surplus of aircraft within the airline and air cargo industries. The fair value of the Company’s aircraft was derived using a market approach by comparing recent sales of similar assets and adjusting these comparables for factors such as age and condition. The fair value of aircraft- related parts and equipment was derived from a cost approach in which replacement costs were adjusted downward for reduction in value due to physical depreciation and functional obsolescence. As a result of the fair value analysis, the Company recorded a pre-tax charge of $600.9 million to write down aircraft, aircraft-related parts and equipment to their fair values on August 16, 2003.

The impairment charge generated an income tax benefit, net of allowance, of $134.8 million, such that the net impact to earnings of the impairment recorded was $466.1 million. The impairment charge resulted in a net deferred tax asset, which under provisions of SFAS No. 109, “Accounting for Income Taxes,” was fully offset by a valuation allowance established due to the likelihood that future taxable earnings generated would not allow for the asset’s full utilization.

In conjunction with the fair value evaluation of its assets, the Company reassessed the useful lives and residual values of its aircraft. As a result, the Company changed the useful lives used to amortize its 767, DC-9 and DC-8 aircraft to 15, 7 and 5 years, respectively, beginning August 16, 2003. Prior to the separation from Airborne, the Company depreciated its 767, DC-9 and DC-8 aircraft over 18, 10 and 7 years respectively. Had the Company not changed the estimated useful lives of the aircraft, the third quarter 2003 depreciation expense would have been approximately $616,000 less than reported.

NOTE C—AIRBORNE TRANSACTIONS AND PRE-SEPARATION ALLOCATIONS

The Company’s revenues, cash flows and liquidity resources are highly dependent on Airborne. Substantially all of the Company’s revenues are derived through contracted services provided to Airborne. Revenues from contracted services performed for Airborne were $276.5 million and $293.6 million for the three-month periods ended September 30, 2003 and 2002, respectively. Revenues from Airborne for the first nine months of 2003 and 2002 were $878.8 million and $849.3 million, respectively. Prior to August 16, 2003 revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from Airborne are determined based on the expenses incurred during a reporting period under the ACMI and hub services agreements. Expenses incurred under these agreements are generally marked up 1.75%. Certain costs, the most significant of which include fuel, interest expense on the promissory note, airport rent and ramp and landing fees incurred under the ACMI agreement are reimbursed and included in revenues without markup.

Prior to August 16, 2003, Airborne performed various corporate functions in support of the activities of its consolidated subsidiaries, which included activities of the Company. Airborne provided the Company with certain insurance coverage; information technology support; accounting, audit, tax, cash management and treasury administration; employee benefit plan administration; governmental affairs; and other services. Included in other expenses in the consolidated statements of operations are allocations for these services of $500,000 and $3.3 million for the three and nine month periods ended September 30, 2003, respectively, and $200,000 and $2.7 million for the same periods in 2002.

Prior to August 16, 2003, interest expense included allocations to the Company of interest cost incurred by Airborne in addition to interest expense incurred on obligations of the Company. The Company was allocated interest expense based upon its proportionate share of stockholders’ equity, inclusive of advances from parent, in comparison to consolidated totals of Airborne. Allocations of $2.2 million and $8.6 million were made for the three and nine month periods ended September 30, 2003, respectively, and $4.6 million and $13.6 million for the same periods in 2002.

Prior to August 16, 2003, the Company operated as a wholly-owned subsidiary of Airborne. Accordingly, our September 30, 2003 consolidated financial statements include only 46 days of operations as an independent publicly-owned company. The Company’s operating results prior to separation from Airborne do not reflect the effects of the pricing structure under the ACMI agreement and hub services agreement, the new capital structure of the business, the current tax status, the cost of new corporate functions and other changes resulting from the separation from Airborne.

NOTE D—EARNINGS PER SHARE

The outstanding share count reflects a stock split at the ratio necessary to provide an ABX common share for each share of Airborne common stock outstanding at the time of the Company’s separation from Airborne. Basic earnings per share attributable to the Company were determined based on net earnings (loss) divided by the 52,107,129 shares of common stock outstanding for all periods presented.

The calculation of diluted earnings per share for 2003 does not include approximately 6.4 million shares that are contingently issuable because including these shares would have an anti-dilutive effect on the earnings per share. The calculation of diluted earnings per share for 2002 includes the approximately 6.4 million additional potential shares. The issuance of these shares is contingent upon the conversion of Airborne’s 5.75% Convertible Senior Notes Due April 1, 2007. According to the terms of those notes, after Airborne underwent the merger with DHL, the note holders became entitled to receive, upon a voluntary conversion of the notes, the merger consideration paid in connection with such a merger. The note holders may, in their sole discretion, from time to time, elect to convert their convertible notes into the merger consideration of cash, in the amount of $21.25 to be paid by DHL, and one share of ABX common stock, to be delivered by the Company. The Company will not receive any proceeds from the issuance of shares of common stock if note holders elect to convert their notes. DHL has made public tender offers to the note holders giving them alternatives that contain cash premiums and ABX shares. These offers expire on November 19, 2003. Management cannot predict the number of shares that may be issued to the note holders as a result of conversions or acceptance of a DHL tender offer. The potential ownership dilution to existing shareholders of the Company, assuming 100% of the note holders select a tender option requiring ABX to deliver stock, is 11%.

NOTE E—LONG TERM DEBT

Long-term debt consisted of the following (in thousands):

Promissory note to DHL Holdings	$89,021
Capital lease obligations	97,936
Less Current Portions	(7,183)

Total	$179,774

The unsecured promissory note is due in 2028 and bears interest at 5% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement with Airborne without markup. The capital lease obligations are for five 767 aircraft, and consist of two different leases, both terminating in 2017. The capital lease terms for three of the five aircraft include quarterly principal and variable interest of LIBOR plus 2.5% (3.6875% at September 30, 2003). The capital lease for the other two 767 aircraft is at a fixed interest rate of 8.5%. Lease payments on the aircraft capital lease obligations, which include interest and principle, are reimbursable under the ACMI agreement with markup.

NOTE F—COMMITMENTS AND CONTINGENCIES

Leases

In conjunction with the separation from Airborne, the Company entered into a sublease agreement with Airborne for portions of the WAP airport. The term of the sublease expires at the end of the transition period that follows termination of the ACMI agreement. The annual rent payable by the Company under the lease is $2.0 million, and is reimbursable by Airborne without markup. The Company is also obligated under other various long-term operating lease agreements for facilities and equipment in addition to the capital leases on five of its 767 aircraft (see Note E).

Commitments

The Company has commitments to acquire three used 767s, two in 2004 and one in 2005. These aircraft are committed to be converted to a standard freighter configuration from their original passenger configuration. Payments for the aircraft and conversions of these and other recently purchased aircraft will approximate $5 million, $67 million and $33 million for the remainder of 2003, 2004 and 2005, respectively. There are currently no aircraft-related commitments extending beyond 2005. Over the past two years, the Company has been successful in negotiating deferrals of aircraft deliveries and may request deferrals of future deliveries. However, there is no assurance any deferral of planned deliveries will be achieved.

Guarantees

The Company has fully and unconditionally guaranteed senior notes of Airborne. The first note, a senior note issued by Airborne in the amount of $100 million, bears interest at a rate of 7.35% and matures in September 2005. Subsequent to Airborne’s merger, DHL paid down this note, such that the remaining amount outstanding is $7 million. The second note, a convertible note issued by Airborne in the amount of $150,000,000, bears interest at a rate of 5.75%, and matures in April 2007 (see Note D).

The Company currently has no direct funding source or borrowing capacity in which to satisfy these guarantees if Airborne were to default on these obligations. In the event of default, a substantial portion of the Company’s assets, which are pledged as collateral to secure these obligations, could be transferred to the issuer or trustee and used, in part, to satisfy these guaranteed obligations.

These guarantees were in existence prior to, and have not been modified since, December 31, 2002. Accordingly, they are not subject to the fair value provisions of Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The guarantees are not reflected in the liabilities reported by the Company.

Legal Proceedings

(a) DOT Continuing Fitness Review

The Company filed a notice of substantial change with the Department of Transportation (“DOT”) arising from our separation from Airborne. In connection with our filing, which we made in mid-July of 2003, the DOT will determine whether we continue to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

Certain of Airborne’s competitors, including Federal Express (“FedEx”) and United Parcel Service (“UPS”), have challenged the citizenship status of Astar Air Cargo (formerly DHL Airways). DHL has entered into an ACMI agreement with Astar Air Cargo (“Astar”) which accounts for a substantial portion of the business of Astar. FedEx and UPS are alleging this relationship, among others, constitutes control by DHL of Astar in violation of United States law. In the event that FedEx and UPS are successful in their challenge to the citizenship of Astar, a similar challenge will likely be made regarding the citizenship of ABX.

Under United States laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. air carrier. The DOT may determine that Airborne actually controls ABX as a result of our commercial arrangements (in particular, the ACMI agreement and the hub services agreement) with Airborne. If the DOT determines that ABX is controlled by Airborne, the DOT could require amendments or modifications of the ACMI and/or other agreements between ABX and Airborne. If ABX were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke our air carrier certificates and/or authorities, and this would materially and adversely affect our business.

The DOT has issued a notice requesting comments on the procedures to be used in processing our filing, and several parties, including ABX, have provided comments. The DOT has yet to specify the procedures it intends to use. The DOT may decide to conclude its review of Astar’s filing before proceeding with our filing. While the two companies are different, and their respective relationships with DHL and Airborne are distinguishable, the outcome of Astar’s hearing will likely serve as a precedent for the DOT’s review of our filing. While the DOT has instructed the Administrative Law Judge reviewing the Astar filing to issue his recommended decision on or before January 2, 2004, a final decision by the DOT is unlikely before March and would be subject to appeal.

We believe the DOT should find that ABX continues to be both fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

(b) ALPA Lawsuit

The Company filed a motion, which was granted on August 25, 2003, to intervene in a lawsuit filed in the United States District Court for the Southern District of New York by DHL Holdings and DHL against the Airline Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar Air Cargo (formerly DHL Airways). The grievance seeks to require DHL Holdings to direct its newly acquired subsidiary, Airborne, to cease implementing its ACMI agreement with ABX on the grounds that DHL is a legal successor to Astar. ALPA has similarly filed a counterclaim requesting injunctive relief that includes having Airborne’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s processing of several unfair labor practice charges we filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In the event ALPA was to prevail on its counterclaim and/or grievance, this would materially and adversely affect our business.

We believe that ALPA’s claim to the work being performed by ABX is without merit and its counterclaim and grievance will be denied.

(c) Other

In the ordinary course of our business, we are from time to time subject to various legal proceedings. Except to the extent described above, we do not believe that any current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

NOTE G—COMPREHENSIVE INCOME (LOSS)

The following is a reconciliation between net earnings (loss) and comprehensive income (loss), in thousands:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net Earnings (Loss)	$(461,749)	$3,374	$(454,514)	$9,757

Unrealized gain (loss) on interest rate swap arising during the periods, net of tax	204	(2,145)	(25)	(3,500)

Less: Reclassification adjustment for losses realized in net loss	2,502	251	2,229	736

Comprehensive income (loss)	$(459,043)	$1,480	$(452,310)	$6,993

NOTE H—NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in our annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not have a stock based compensation plan for its employees. Accordingly, this statement does not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”). FIN 46 is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses the consolidation by business enterprises of variable interest entities. The interpretation is effective for the first interim or annual reporting period ending after December 15, 2003. The Company does not have any variable interest entities. Accordingly, this interpretation does not have a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments the Company enters into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope, which possesses certain characteristics, and was previously classified as equity, as a liability (or an asset in some circumstances). The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of the provisions of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air, Inc. and its subsidiaries (“ABX” or the “Company”) and should be read in conjunction with our historical financial statements, the related notes contained in this report and the S-4 registration statement, as amended, filed by our former parent corporation, Airborne, Inc. (“Airborne”), on July 11, 2003.

On August 15, 2003 ABX was separated from its former parent, Airborne and became an independent, publicly owned company. The separation of ABX from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express B. V. (“DHL”). The merger agreement required Airborne to separate its air operations from its ground operations with air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of ABX to Airborne. Immediately following the closing of the transaction, Airborne became an indirect, wholly-owned subsidiary of DHL and ABX became an independent public company wholly-owned by Airborne’s former shareholders. As a result of the foregoing, the third quarter 2003 ABX 10-Q filing reflects 46 days of operations as a wholly-owned subsidiary of Airborne (July 1 through August 15, 2003), and 46 days of operations as an independent public company (August 16 through September 30, 2003).

The separation of ABX from Airborne occurred according to the separation agreement, which was included in ABX’s S-4 registration statement amended on July 11, 2003. In the separation:

•	ABX transferred the membership interests of Wilmington Air Park, LLC (“WAP”) which owns Wilmington Air Park airport, to Airborne;

•	ABX transferred certain assets, including material handling and sorting equipment, and certain liabilities related to Airborne’s ground operations to Airborne;

•	ABX retained certain assets, including aircraft, flight simulators and related spare parts and certain liabilities related to Airborne’s air and sort operations;

•	ABX cancelled advances payable to Airborne of $457.3 million;

•	ABX issued a promissory note to DHL Holdings (USA), Inc. (“DHL Holdings”), in the amount of $89.0 million and

•	ABX and Airborne entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”), a hub and line-haul services agreement (“hub services agreement”), a sublease, an employee matters agreement, a tax sharing agreement and a transition services agreement. The ACMI agreement has a term of seven years, with an automatic renewal for an additional three years, unless a one year advance notice is given, or if ABX is not in compliance with applicable performance standards specified in the agreement. The hub services agreement has a term of three years, with one-year automatic renewals, unless ninety-days advance notice is given.

Under the ACMI agreement, ABX provides air cargo transportation to Airborne on a cost plus pricing structure. ABX has complete and exclusive responsibility for the operation, maintenance and safety of the aircraft. Under the hub services agreement, ABX provides staff to conduct package handling and sorting services, warehousing, line-haul logistics services and airport, facilities and equipment maintenance services for Airborne, also on a cost plus pricing structure. Costs incurred under these agreements are generally marked-up 1.75% and included in revenues. Both agreements also allow the Company to earn incremental markup above the base 1.75% markup (up to 1.6% under the ACMI agreement, and 2.1% under the hub services agreement) as determined from achievement of cost and service goals specified in the two agreements. Fuel cost, rent, interest on the promissory note to DHL Holdings, ramp and landing fees incurred for the Airborne ACMI agreement are the significant items reimbursed without markup. Prior to the August 15, 2003 separation, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2%. Net expenses include all operating and interest expenses, including allocated expenses from Airborne, reduced by revenues recorded from customers other than Airborne.

The separation of ABX from Airborne, and the execution of the related commercial agreements collectively constituted an event which required ABX to evaluate the recoverability of the carrying value of its long-term assets under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, ABX is required to record an impairment charge for the excess of the carrying value of the long-lived asset group over its fair value. The fair value of ABX’s aircraft was derived using a market approach by comparing recent sales of similar assets and adjusting these comparables for factors such as age and condition. The fair value of aircraft-related spare parts inventory, maintenance tooling and equipment and other ABX fixed assets was derived utilizing a cost approach in which replacement cost was adjusted downward to reflect reduction in value due to physical depreciation and functional obsolescence. As a result of the fair value analysis, ABX recorded a pre-tax charge to write down its assets and inventory by $600.9 million. An income tax benefit of $134.8 million was provided, net of a valuation allowance of $81.0 million, due to the impairment charge. Under provisions of SFAS No. 109, “Accounting for Income Taxes,” the valuation allowance was established due to the likelihood that future taxable earnings generated would not allow for the asset’s full utilization.

Both before and after the transaction which separated ABX from its former parent, our revenues and earnings were highly dependent on Airborne. Prior to the separation, we were Airborne’s primary provider of air cargo transportation services within the U.S. and to Canada and Puerto Rico, as well as Airborne’s primary provider of package sorting and handling services, warehousing, line-haul logistics services and other air cargo transportation related services for its domestic operations. After the separation from Airborne, we have continued to provide these same services to Airborne as specified in the ACMI and hub services agreements, which became effective on the separation date.

Airborne’s domestic delivery products consist of express and deferred delivery services. Airborne’s express delivery services include its Overnight Service, Next Afternoon Service (“NAS”) and Second Day Service (“SDS”). Overnight Service and NAS are primarily transported by our fleet of aircraft and sorted through our night sort operations. SDS and Airborne’s deferred delivery service products, which include Airborne @ Home and Ground Delivery Service (“GDS”) products, are primarily transported by contracted trucks and sorted through our day sort and regional hub operations. Portions of the SDS and deferred service products are transported on our aircraft. During the 46 days of the third quarter 2003 during which ABX operated as an independent public company, we continued to handle the delivery products generated by Airborne’s existing customer base (i.e., those utilizing Airborne’s waybill forms). Delivery products generated from DHL’s customer base (and utilizing DHL’s waybill forms) were not handled by ABX.

As a result of their merger, DHL and Airborne are in the process of integrating their combined product offerings, sales, marketing, administrative and operating resources, and seeking to eliminate duplicative costs, including cost related to their service providers. During the first year of the term of the ACMI and hub services agreements with ABX, Airborne cannot make any changes that would reduce the scope of the services to be provided by ABX under the two agreements, barring an ABX event of default relating to service performance failure versus the standards specified in the contracts. After the first year of the term, Airborne may terminate specific ACMI aircraft, add, delete or modify the air routes we operate under the ACMI agreement and add to, delete or modify services we provide under the hub services agreement.

RESULTS OF OPERATIONS

For the third quarter 2003, we had a net loss of $461.7 million, inclusive of the SFAS No. 144 impairment charge of $600.9 million ($466.1 million, net of tax benefit). Excluding this charge, net earnings for the quarter were $4.4 million. ABX became an independent public company effective August 16, 2003 as a result of the separation from its former parent company, Airborne. Accordingly, third quarter results reflect 46 days of operations as a wholly-owned subsidiary of Airborne, and 46 days as an independent public company. The third quarter 2003 net earnings, excluding the impairment charge, compare to third quarter 2002 net earnings of $3.4 million. The net loss for the first nine months of 2003 was $454.5 million. Excluding the third quarter impairment charge, net earnings for the first nine months of 2003 were $11.6 million. This compares to net earnings for the first nine months of 2002 of $9.8 million.

Our net earnings for the 46 day period (July 1 through August 15, 2003) of the third quarter during which we operated as a wholly-owned subsidiary of Airborne were $1.4 million. For periods reflected prior to August 16, 2003, the basis used to determine compensation from Airborne was to provide revenues as calculated by the sum of pretax net expenses incurred plus a markup of 2%. Net expenses include all operating and interest expenses, including allocated expenses from Airborne, reduced by revenues recorded from customers other than Airborne.

ABX had net earnings, excluding the impairment charge discussed above (and in Note B), of $3.0 million during the 46 days of the quarter ending September 30, 2003, during which it operated as an independent public company. Net earnings from our two commercial agreements with Airborne (the ACMI agreement and hub services agreement) accounted for $2.8 million of the $3.0 million in post-separation net earnings, with revenue from other customers accounting for $0.2 million in net earnings. Both agreements provide compensation to ABX at cost-plus a base markup of 1.75%, with a potential to earn incremental markup above the base markup level depending on attainment of separately outlined cost and service goals (see also “Revenue Recognition” included under “Critical Accounting Policies and Estimates”). Certain costs covered under these agreements, such as jet fuel expense, interest on the promissory note to DHL Holdings and lease expense are reimbursable without mark-up. The 1.75% base markup recognized post separation from Airborne contributed $1.8 million to third quarter 2003 net earnings. An incremental markup obtained as a result of ABX exceeding cost standards under the two commercial agreements contributed $1.0 million to third quarter 2003 net earnings. See the following table, which summarizes our operations during the 46-day period post- separation from Airborne.

ABX AIR, INC.

POST – SEPARATION EARNINGS SUMMARY

(in thousands)

	For the 46 days ended September 30, 2003
	ACMI	Hub Services	Other Reimbursable	Airborne Subtotal	Customers other than Airborne	Total
Revenues	$57,602	$45,155	$23,603	$126,360	$1,449	$127,809

Operating expenses	55,023	44,165	23,206	122,394	1,232	123,626
Interest expense	829		397	1,226		1,226

Total expense (1)	$55,852	$44,165	$23,603	$123,620	$1,232	$124,852

Net Earnings (1)	$1,750	$990	—	$2,740	$217	$2,957

(1)	Excludes impairment charge of $600.9 million and the related tax benefit of $134.8 million.

The results for the third quarter do not include any revenues for the incremental markup associated with the service goals specified in the two commercial agreements, as the service goals are measured on an annual rather than quarterly basis. Accordingly, the first opportunity for revenue recognition from attainment of the service goals will not occur until year-end 2003 (with any associated revenue, if any, being recognized during the fourth quarter). Beginning in 2004, incremental markup on the cost goals in the two commercial agreements will be determined based on a weighting of 40% related to quarterly performance, and 60% related to annual performance. Due to the mid-August separation from Airborne (and resulting short 4.5 month contract period to year-end 2003), no such weighting applied for the partial third quarter.

For purposes of the above discussions on the results of operations, we have excluded the impairment charge of $600.9 million and its related tax benefit of $134.8 million from net earnings. Net earnings, excluding the impairment charge, should not be considered a measure of financial performance under generally accepted accounting principles (GAAP). We believe that excluding the impairment charge from our net earnings is a significant component in understanding and assessing our financial performance. The impairment charge was triggered by our separation from Airborne, an event unlikely to recur. Excluding the impairment charge from our net earnings is useful when comparing ABX’s financial results to previous periods or forming expectations of future results. Net earnings, excluding the impairment charge, should not be considered in isolation or as an alternative to net income, cash flows generated by operations, or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity.

ABX continues to rely on flight crews represented by the International Brotherhood of Teamsters. On August 14, 2003 the pilot’s membership ratified an agreement amending their labor contract through July 31, 2006. Provisions of the agreement include a contract-signing bonus, wage increases in each of the three years remaining under the contract (including a 4% increase to pay rates effective August 1, 2003), and changes to scope and successorship language.

Revenues

Total revenues decreased 6.3% to $279.2 million in the third quarter of 2003 compared to revenues of $298.0 million in the third quarter of 2002. Revenues from Airborne decreased 5.8% to $276.5 million in the third quarter of 2003 compared to $293.6 million in the same quarter a year ago. This decrease is a result of reductions in the actual operating expenses and in the operating expenses subject to markup used to determine our revenue since August 16, 2003. For the first nine months of 2003, total revenues increased 2.8% to $886.9 million compared to revenues in the first nine months of 2002 of $863.0 million. Revenues from Airborne increased 3.5% to $878.8 million in the first nine months of 2003 compared to $849.3 million during the first nine months of 2002. The increase in revenues is primarily due to higher expenses incurred during the first six months of the year compared to the first six months of 2002. Our labor expense, and likewise our revenue from Airborne, can be impacted by the volume of pieces we handle. Piece volumes increased 1.4% and 5.1% in the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002. The third quarter and first nine months of 2003 had the same number of operating days as in 2002.

Charter service revenues from customers other than Airborne decreased to $1.3 million in the third quarter of 2003 compared to $3.7 million in the same period in 2002. The decrease was due primarily to the loss of a significant customer. For the nine month period ended September 30, 2003, charter service revenues were $4.4 million as compared to $11.6 million during the comparable period in 2002. The decrease as compared to the first nine months of 2002 is due primarily to the loss of a significant customer.

Other revenues, consisting primarily of aircraft parts sales and revenue associated with performing aircraft-related maintenance for other carriers, increased to $1.4 million in the third quarter of 2003 compared to $0.7 million in the third quarter of 2002. For the first nine months of 2003, other revenues increased to $3.7 million compared to $2.2 million the same period of 2002. The increase in revenues is due to higher levels of aircraft parts sales as well as an increase in revenues associated with aircraft-related maintenance services.

Revenues from Airborne during the 46 day period ended September 30, 2003 included $1.8 million resulting from a 1.75% base markup on ACMI and hub services expenses, as well as $1.0 million of incremental revenue markup under the ACMI and hub services agreements. The incremental markup recorded during the third quarter 2003 resulted from our achieving favorable cost results relative to those outlined in the two commercial agreements, post-separation from Airborne. Beginning in 2004, incremental markup on the cost goals in the two commercial agreements will be determined based on a weighting of 40% related to quarterly cost performance, and 60% related to annual cost performance. Due to the mid-August separation from Airborne (and resulting short 4.5 month contract period to year-end 2003), no such weighting applied for the partial third quarter.

No incremental markup contribution from the service goals specified in the two to commercial agreements was included in our post-separation third quarter 2003 revenue, as the service goals are measured on an annual rather than quarterly basis. Accordingly, the first opportunity for revenue recognition from attainment of the service goals will not occur until year-end 2003 (with any associated revenue, if any, being recognized during the fourth quarter).

Operating Expenses

Our operating expenses are impacted by the volume and type of packages handled for Airborne. Total pieces handled increased 1.4% in the third quarter of 2003 to 118.6 million compared to 117.0 million in the same period of 2002. Total weight handled increased 4.2% in the period to 537.5 million pounds. Weight per piece increased 2.8% to 4.53 pounds in the third quarter of 2003 compared to 4.41 pounds per piece in the same period a year ago. For the nine months ended September 30, 2003, total pieces handled increased 5.1% to 349.4 million compared to 332.5 million in the same period of 2002. Total weight handled increased 14.1% in the first nine months of 2003 to 1.6 billion pounds. Weight per piece increased 8.6% to 4.48 pounds in the first nine months of 2003 compared to 4.13 pounds in the same period a year ago. The increase in tonnage and weight per piece in the third quarter and first nine months of 2003 is primarily due to Airborne’s expansion of its GDS product offering.

Comparisons to total operating expenses prior to the separation from Airborne are difficult due to the fact that ABX operated as a wholly-owned subsidiary prior to separation, and certain expense items (depreciation, rent, and various other operating expense accounts) were impacted by the adjustments to the financials necessary to record the separation from our former parent. Also complicating comparisons to prior financial information is the impairment charge, which we recorded immediately after separation from Airborne, and the (much lower) adjusted basis of our remaining fixed assets (and resultant impact on depreciation expense going forward).

Our operating costs excluding the impairment charge measured on a per piece basis decreased 7.3% in the third quarter of 2003 to $2.27 compared to $2.45 in the third quarter of 2002. Operating costs excluding the impairment charge measured on a per pound basis declined to $0.50, or 9.9% compared to $.56 per pound in the same period of last year. Productivity, measured by pieces handled per labor hour paid, increased 6.6% in the third quarter of 2003 to 33.8 compared to 31.7 pieces per labor hour paid in the third quarter of last year. For the first nine months of 2003, operating costs measured on a per piece basis excluding the impairment charge decreased 1.7% to $2.45 compared to $2.49 in the first nine months of 2002. Operating costs measured on a per pound basis, and excluding the impairment charge, declined to $.55, or 9.4% compared to $.60 per pound in the same period of last year. Productivity, measured by pieces handled per labor hour paid, increased 5.1% in the first nine months of 2003 to 33.4 compared to 31.8 pieces per labor hour paid in the same period last year. Labor productivity, and the operating cost efficiencies gained through our continued focus on its improvement, had a positive impact on our ability to control costs during the third quarter and first nine months of 2003, as compared to the same periods in 2002. Cost per pound comparisons to 2002 continue to reflect the impact of Airborne’s expansion of its deferred service products, which generally rely on lower cost, contracted truck line haul as opposed to the higher cost of air transportation.

Salaries, wages and benefits expense increased 5.4% and 4.7% in the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002. The increases versus 2002, both for the quarter and for the first nine months of 2003, were primarily the result of higher healthcare benefit costs and increases in our company-sponsored defined benefit pension plan expenses. Compensation expense for salaries and wages increased 2.8% and 1.9% in the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002. The 2.8% and 1.9% increases reflect inflationary salary adjustments as well as a 4% increase in our flight crew salary costs which became effective August 1, 2003 upon ratification of the pilot union contract. Total hours paid decreased for the third quarter 2003 as compared to third quarter 2002 by 4.9%, reflecting productivity improvements primarily in our employees who handle Airborne freight. For the full nine months, total paid hours are down just slightly (0.04%) versus the comparable nine months of 2002. The reduction in hours for the nine month comparative periods is impacted by the severe winter weather (and resulting increase in employee hours) which occurred in the first quarter of 2003.

Purchased line-haul expense increased 3.1% in the third quarter of 2003 compared to the third quarter of 2002, and 18.9% in the first nine months of 2003 compared to the first nine months of 2002. The expense increases are primarily due to higher contracted truck line-haul to accommodate the growth in Airborne’s GDS products that are generally transported via truck due to the less time sensitive nature of the service. The slower growth for the third quarter (3.1%) as compared to the first nine months (18.9%) reflects the significantly higher growth in the GDS product, which occurred during the third quarter of 2002, as compared to the first six months of 2002.

Fuel expense increased 6.2% in the third quarter of 2003 compared to the third quarter of 2002, and 20.5% in the first nine months of 2003 compared to the first nine months of 2002. The average aviation fuel price was $0.95 and $1.00 per gallon in the third quarter and first nine months of 2003, respectively, compared to $0.87 and $0.80 per gallon in the same periods of 2002. Aviation fuel consumption decreased 2.8% in the third quarter to 36.6 million gallons compared to 37.6 million gallons in the third quarter of last year. Consumption decreased 4.6% in the first nine months of 2003 to 109.3 million gallons compared to 114.6 million gallons in the same period a year ago. The decrease in consumption was primarily due to the reduction and combination of certain flight segments and the placement of three 767 aircraft in service since the third quarter of 2002, which has allowed less fuel efficient DC-8 aircraft to be moved to shorter lane segments, backup status or removed from service. The risks of volatile fuel prices are effectively assumed by Airborne through our cost reimbursement compensation arrangement with them.

Depreciation and amortization expense decreased as compared to the third quarter and the first nine months of 2002 by 47.0% and 21.3%, respectively. The decline in depreciation expense in 2003 is impacted by the relatively lower levels of capital expenditures made over the past several years coupled with the timing of certain aircraft assets becoming fully depreciated. However, the primary factors influencing the decline in expense are the transfer of assets to Airborne as part of the merger/separation transaction, in addition to the SFAS No. 144 adjustment recorded immediately after separation from Airborne on August 15, 2003 to restate depreciable assets remaining with ABX to fair value (see Note B). The effects of these factors when comparing to prior year depreciation expense will be even more pronounced in the fourth quarter of 2003 due to their being in place for a full quarter as compared to a partial (third) quarter. In the process of recording the asset impairment and separation adjustments, depreciable aircraft asset lives were reassessed and adjustments were made to reflect management’s assessment of appropriate useful lives based in part on the ACMI agreement with Airborne.

Maintenance, materials and repairs decreased 5.1% in the third quarter of 2003 compared to the third quarter of 2002 due primarily to performing fewer scheduled DC-8 heavy maintenance checks, as compared to the prior year. For the first nine months of 2003, this category decreased slightly compared to the same period in 2002.

Landing and ramp expense decreased by 3.9% in third quarter 2003 as compared to 2002. For the first nine months of 2003, this expense increased by 15.7%. Included in this category are airport landing and ramp usage charges in addition to deicing costs. The increase in costs in the first nine months of 2003 was due to higher deicing costs resulting from adverse winter weather. The decrease in costs for the quarter reflect the transfer of ramp leases to Airborne effective with the separation on August 15, 2003.

Rent expense decreased 20.2% in the third quarter of 2003 compared to the third quarter of 2002, and 8.3% for the first nine months of 2003 compared to the same period in 2002. Effective August 15, 2003, the majority of lease agreements, including those at most airport locations, excluding WAP, as well as the regional hub and warehouse facilities, were transferred to Airborne. Beginning on August 16, 2003, we were no longer responsible for the rent expense from the transferred lease agreements.

Interest Expense

Our interest expense decreased by 25.5% in the third quarter of 2003 compared to the same period in 2002. For the first nine months of 2003 compared to 2002, the decrease was 24.6%. Interest expense includes allocations from Airborne in addition to interest on obligations of the Company. Allocations from Airborne are based upon the Company’s proportionate share of stockholders’ equity including intercompany advances, in comparison to Airborne’s consolidated totals. The decrease in interest expense is primarily a function of lower consolidated interest costs incurred by Airborne coupled with higher levels of interest capitalized on the purchase and modification of aircraft. Effective August 16, 2003, interest expense includes the interest on the $89.0 million promissory note due to DHL Holdings and interest associated with our capital lease obligations related to 767 aircraft, but no longer includes interest allocated from Airborne.

Income Taxes

The income tax benefit of $133.2 million and $128.6 million for the three and nine months ended September 30, 2003 is primarily a result of a tax benefit of $220.0 million related to the impairment charge. The overall tax benefit in the third quarter was reduced by a provision of $81.0 million recorded for a valuation allowance offsetting the net deferred tax asset created primarily as a result of the impairment charge related tax benefit. The effective tax rate was 22.4% and 22.1% for the three and nine months ended September 30, 2003.

Under provisions of SFAS No. 109 “Accounting for Income Taxes,” net deferred tax assets that are not likely to be realized require recording of an offsetting valuation allowance. Since it is reasonably likely ABX will not generate taxable earnings in future periods necessary to utilize the net deferred tax assets generated after recognition of the impairment charge, a valuation allowance has been recorded for the full amount of the Company’s net deferred tax assets remaining after the impairment charge.

For the three and nine months ended September 30, 2002, our effective income tax rate was 41%. Our tax provisions for 2002 were calculated on a stand-alone basis. The tax consequences of our operations prior to August 16, 2003 are included in Airborne’s consolidated tax returns.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows were $88.5 million and $ 151.7 million in the first nine months of 2003 and 2002, respectively. The decline in operating cash flows compared to 2002 is primarily a result of lower reimbursed depreciation expense and increased pension funding during 2003. Our net operating cash flows are primarily a function of the markup earned under our commercial agreements with Airborne and changes in working capital balances.

We devote a substantial amount of our operating cash resources to fund our capital expenditures. A significant portion of our capital expenditures relates to the acquisition and modification of aircraft and related flight equipment. Total capital expenditures were $83.0 million in the first nine months of 2003 compared to $63.7 million in the first nine months of 2002. We have continued our program to acquire and deploy 767 aircraft, which provide a higher level of operating efficiency than the DC-8 aircraft they replace. We acquired three 767 aircraft in 2003, compared to two 767 aircraft in the first nine months of 2002. At September 30, 2003, we had 115 aircraft in service, consisting of 24 767s, 17 DC-8s and 74 DC-9s. Two other 767’s were undergoing modification to cargo configuration. Other capital expenditures include a DC-9 flight simulator, facilities and package handling equipment (subsequent to the August 15, 2003 separation from Airborne, facilities and package handling equipment will no longer be our responsibility), computer equipment and expenditures supporting the operation of the airport in Wilmington, Ohio.

The level of capital spending for all of 2003 is anticipated to be $90 million compared to $98.4 million in 2002. Capital spending levels are primarily a result of aircraft acquisitions and related modification costs. As we place additional 767 aircraft into service, we may remove additional DC-8 aircraft from service depending on factors such as overall capacity requirements and the need for aircraft in our charter operations.

We have commitments to acquire two additional 767 aircraft during 2004 and one in 2005. These aircraft are committed to be modified to a standard freighter configuration from their original passenger configuration. Payments for the aircraft and conversions of these and other recently purchased aircraft will approximate $5 million, $67 million and $33 million for the remainder of 2003, 2004 and 2005, respectively. There are currently no aircraft-related commitments extending beyond 2005. Over the past two years we have been successful in negotiating deferrals of aircraft deliveries without incurring additional costs and we may request deferrals of future deliveries. However, there is no assurance any deferral of planned deliveries will be achieved or achieved without incurring additional costs. We also have commitments to fund $6.2 million to our defined benefit pension plans during the remainder of 2003.

The Company has fully and unconditionally guaranteed senior notes of Airborne. The first note, a senior note issued by Airborne in the amount of $100 million, bears interest at a rate of 7.35% and matures in September 2005. Subsequent to Airborne’s merger, DHL paid down this note, such that the remaining amount outstanding is $7 million. The second note, a convertible note issued by Airborne in the amount of $150,000,000, bears interest at a rate of 5.75%, and matures in April 2007 (see Note D). Under terms of the merger agreement, DHL and Airborne will indemnify us from any losses incurred under these promissory notes.

The Company currently has no direct funding source or borrowing capacity in which to satisfy these guarantees if Airborne were to default on these obligations. In the event of default, a substantial portion of the Company’s assets, which are pledged as collateral to secure these obligations, could be transferred to the issuer or trustee and used, in part, to satisfy these guaranteed obligations. Due to the separation from Airborne in connection with their merger with DHL, the Company has requested to be released from these guarantees. While some or all of these guarantees may be released, the event of Airborne’s merger does not, in itself, release the Company from these guarantees.

Further, Airborne guarantees our financing obligations for five 767 aircraft. Subsequent to the separation from Airborne, the lessors consented that no default was created under the financing agreements as a result of the separation. The stipulated loss values specified in the agreements are currently significantly in excess of the prevailing fair values of the aircraft. Under terms of the merger agreement, DHL and Airborne will indemnify us from any losses incurred under these leases arising out of the merger or separation. In addition, any costs payable under these agreements are reimbursable costs under the ACMI agreement with Airborne. Airborne continues as a guarantor and therefore remains obligated for any amounts due under the financing agreements.

We anticipate that our current cash balances, combined with forecasted cash flows provided by commercial agreements with Airborne and growth in new business will be sufficient to fund our planned operations and capital expenditures for 2003 and beyond. If certain liquidity levels are not maintained, we will be able to request certain cash advances under the commercial agreements to supplement liquidity through 2005. We are in the process of obtaining a secured line of credit or similar credit facility of approximately $25 million, net of outstanding letters of credit, however, there can be no assurance that we will be able to secure such a facility.

Our debt facilities limit cash dividends to $1.0 million annually. We have not declared any cash dividends and intend to retain earnings to finance future growth and cash requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

Revenues from Airborne are recognized when the related services are performed. Prior to August 16, 2003 revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from Airborne are determined based on the expenses incurred during a reporting period for the ACMI and hub services agreements. Expenses incurred under these agreements are generally subject to a base markup of 1.75%, which is recognized in the period during which the expenses are incurred. Certain costs, the most significant of which include fuel cost, interest on the promissory note to DHL Holdings, airport rent, ramp fees and landing fees incurred for performance under the ACMI agreement are reimbursed and included in revenues without markup.

In addition to a base markup of 1.75%, both the ACMI and hub services agreements provide for an incremental markup potential above the base 1.75%, based on our ability to achieve specified cost and service goals. The ACMI agreement provides for a maximum potential incremental markup of 1.6%, with 1.35% based on cost performance and 0.25% based on service performance. The hub services agreement provides for a maximum potential incremental markup of 2.1%, with 1.35% based on cost performance and 0.75% on service performance. Both contracts call for 40% of any incremental markup earned from cost performance to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, any incremental cost markup that we may achieve based on quarterly results (i.e., 40% of the 1.35% maximum potential) would be recognized in our quarterly revenues. The 60% of the incremental cost markup potential measured against annual performance (i.e., 60% of the 1.35% maximum potential) would be recognized during fourth quarter, when full year results are known. Incremental markup potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the hub services agreement) is measured annually and any revenues earned, if any, from our attainment would be recognized during the fourth quarter, when full year results are known. Management cannot predict to what degree the Company will be successful in achieving any incremental markup.

Charter service revenues are recognized on scheduled and non-scheduled flights performed for customers other than Airborne. Revenues are recognized when the specific flight has been completed. Other revenues, primarily for aircraft parts and fuel sales, are recognized when the parts and fuel are delivered. Revenues earned providing aircraft-related maintenance services are recognized in the period in which the services are completed.

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

Postretirement Obligations

We sponsor qualified defined benefit plans for our pilots and other eligible employees. We also sponsor unfunded postretirement healthcare plans for our pilot and non-pilot employees. We also sponsor unfunded excess plans for certain employees in a non-qualified plan which includes our executive management, that provide benefits in addition to amounts permitted to be paid under provisions of the tax law to participants in our qualified plans.

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

New Accounting Pronouncements

A number of new accounting pronouncements were enacted in 2003. None of these new pronouncements had a material effect on our financial position or results of operations during 2003. See Note H to the accompanying financial statements for discussion of these recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks in the ordinary course of business. The Company incurs market risk for changes in the price of jet and diesel fuel, however this risk is largely mitigated by reimbursement through the ACMI agreement. The Company has interest rate risk as a result of debt obligations. As of September 30, 2003, $125.3 million of fixed interest rate exposure and $61.7 million of variable interest rate exposure were outstanding on debt arrangements. The Company did not have any derivative financial instruments at September 30, 2003.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s disclosure controls and procedures over financial reporting subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses identified, and therefore, there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) DOT Continuing Fitness Review

The Company filed a notice of substantial change with the Department of Transportation (“DOT”) arising from our separation from Airborne. In connection with our filing, which we made in mid-July of 2003, the DOT will determine whether we continue to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

Certain of Airborne’s competitors, including Federal Express (“FedEx”) and United Parcel Service (“UPS”), have challenged the citizenship status of Astar Air Cargo (formerly DHL Airways). DHL has entered into an ACMI agreement with Astar Air Cargo (“Astar”) which accounts for a substantial portion of the business of Astar. FedEx and UPS are alleging this relationship, among others, constitutes control by DHL of Astar in violation of United States law. In the event that FedEx and UPS are successful in their challenge to the citizenship of Astar, a similar challenge will likely be made regarding the citizenship of ABX.

Under United States laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. air carrier. The DOT may determine that Airborne actually controls ABX as a result of our commercial arrangements (in particular, the ACMI agreement and the hub services agreement) with Airborne. If the DOT determines that ABX is controlled by Airborne, the DOT could require amendments or modifications of the ACMI and/or other agreements between ABX and Airborne. If ABX were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke our air carrier certificates and/or authorities, and this would materially and adversely affect our business.

The DOT has issued a notice requesting comments on the procedures to be used in processing our filing, and several parties, including ABX, have provided comments. The DOT has yet to specify the procedures it intends to use. The DOT may decide to conclude its review of Astar’s filing before proceeding with our filing. While the two companies are different, and their respective relationships with DHL and Airborne are distinguishable, the outcome of Astar’s hearing will likely serve as a precedent for the DOT’s review of our filing. While the DOT has instructed the Administrative Law Judge reviewing the Astar filing to issue his recommended decision on or before January 2, 2004, a final decision by the DOT is unlikely before March and would be subject to appeal.

We believe the DOT should find that ABX continues to be both fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

(b) ALPA Lawsuit

The Company filed a motion, which was granted on August 25, 2003, to intervene in a lawsuit filed in the United States District Court for the Southern District of New York by DHL Holdings and DHL against the Airline Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar Air Cargo (formerly DHL Airways). The grievance seeks to require DHL Holdings to direct its newly acquired subsidiary, Airborne, to cease implementing its ACMI agreement with ABX on the grounds that DHL is a legal successor to Astar. ALPA has similarly filed a counterclaim requesting injunctive relief that includes having Airborne’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s processing of several unfair labor practice charges we filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In the event ALPA was to prevail on its counterclaim and/or grievance, this would materially and adversely affect our business.

We believe that ALPA’s claim to the work being performed by ABX is without merit and its counterclaim and grievance will be denied.

(c) Other

In the ordinary course of our business, we are from time to time subject to various legal proceedings. Except to the extent described above, we do not believe that any current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 2. Changes in Securities and Use of Proceeds

(a) The Company’s amended and restated certificate of incorporation, amended and restated bylaws and rights plan include the following:

•	The Board of Directors of the Company has the authority to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	stockholder action may generally be taken only at a special or regular meeting, and not by written consent;

•	nominations of candidates to the Company’s Board of Directors are generally subject to advance notice procedures;

•	there are limitations on foreign ownership and you may be unable to vote your shares or receive dividends if you exceed those limitations;

•	a change of control of the Company will allow DHL Holdings to accelerate payment of the promissory note;

•	certain change of control events of the Company will give Airborne a termination right under the ACMI agreement and the hub services agreement; and

•	if an unsolicited party acquires 15% or more of the outstanding common stock of the Company, its a Preferred Stock Rights Agreement will be triggered, as described below.

The Company’s amended and restated certificate of incorporation limits ownership of its common stock by non-U.S. citizens. Generally, non-U.S. citizens cannot own or control more than 25% of its voting stock or hold 50% or more economic interest in its capital stock. As a result, foreign investment in the Company is limited. In addition, if non-U.S. citizens own or control shares in excess of the limitations, they will be restricted from voting or receiving dividends

(b) Changes to Security Rights

The Company implemented a Preferred Stock Rights Agreement in connection with its separation from Airborne. The Board of Directors declared a dividend of one right to each ABX common share outstanding. Each right entitles the holder to purchase 1/1000 of a share of ABX Series A Junior Preferred Stock at an exercise price of $180. The rights expire on August 15, 2013 and will trade with the Company’s common shares unless one of the following events occur:

If an acquirer attains ownership of 15% or more of the Company’s outstanding common shares, each right (other than rights held by the acquirer) will permit the holder to purchase $360 worth of ABX common shares for $180.

If an acquirer attains ownership of 15% or more of the Company’s outstanding common shares, and the Company is subsequently involved in a business combination or substantial assets sale, each right (other than rights held by the acquirer) will permit the holder to purchase $360 worth of ABX common shares for $180.

At any time an acquirer attains ownership of 15% or more of the Company’s outstanding common shares, but prior to obtaining 50%, the Board can exchange each right (other than rights held by the acquirer) for one common share.

Upon the earlier of the tenth day after a person or group has acquired or obtained the right to acquire ownership of 15% of the ABX stock or the tenth business day after a person of group announces a tender offer for the ABX shares, the rights will separate and begin to trade separately from the common shares.

The Board of Directors may redeem the rights for a nominal redemption price at any time, until an acquirer attains ownership of 15% of the Company’s common shares outstanding.

Item 5. Other Information.

The Audit Committee of the Board of Directors has approved the services rendered by our independent auditors during the period covered by this Form 10-Q filing.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits—

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of March 25, 2003, by and among Airborne, Inc., DHL Worldwide Express B.V. and Atlantis Acquisition Corporation (included as Appendix A to the proxy statement/prospectus which is a part of this registration statement).

3.1*	Form of Amended and Restated Certificate of Incorporation of ABX Air, Inc.

3.2*	Form of Amended and Restated Bylaws of ABX Air, Inc.

4.1***	Specimen of common stock of ABX Air, Inc.

4.2*	Form of Preferred Stock Rights Agreement to be dated the effective date of the merger, by and between ABX Air, Inc. and a rights agent.

10.1*	Form of Master Separation Agreement to be dated as of the effective date of the merger, by and among Airborne, Inc., ABX Air, Inc. and Wilmington Air Park LLC. (included as Appendix B to the proxy statement/prospectus which a part of this registration statement)

10.2**	Form of ACMI Service Agreement, to be dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (Certain portions have been omitted based upon a request for confidential treatment. The nonpublic information has been filed with the Securities and Exchange Commission.)

10.3*	Form of Hub and Line-Haul Services Agreement to be dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc.

10.4*	Form of Performance Guaranty to be dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the Hub and Line-Haul Services Agreement.

10.5*	Form of Performance Guaranty to be dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the ACMI Service Agreement.

10.6*	Form of First Non-Negotiable Promissory Note to be issued by ABX Air, Inc. in favor of DHL Holdings USA, Inc.

10.7*	Form of Second Non-Negotiable Promissory Note to be issued by ABX Air, Inc. in favor of DHL Holdings USA, Inc.

10.8*	Form of Transition Services Agreement, to be dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc.

10.9*	Form of Wilmington Airpark Sublease, to be dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc.

10.10*	Form of Employee Matters Agreement to be dated as of the effective date of the merger, by and between Airborne, Inc. and ABX Air, Inc.

10.11*	Form of Tax Sharing Agreement to be dated as of the effective date of the merger, by and between Airborne, Inc. and ABX Air, Inc.

10.12*	Form of Employment Agreement dated August 7, 2001, between Airborne Express, Inc. and Mr. Lanny H. Michael, then Senior Vice President and Chief Financial Officer of Airborne (incorporated by reference from Exhibit 10(n) to Airborne’s Form 10-K for the year ended December 31, 2001). A substantially identical agreement exists between ABX and Joseph Hete.

10.13*	Form of Employment Agreement dated August 7, 2001 between Airborne Express, Inc. and Mr. Robert T. Christensen, Vice President, Corporate Controller of Airborne (incorporated by reference from Exhibit 10(o) to Airborne’s Form 10-K for the year ended December 31, 2001). ABX has entered into substantially identical agreements with most of its officers.

10.14*	Participation Agreement dated as of August 16, 2001, among ABX Air, Inc., as lessee, Mitsui & Co. Ltd., as finance lessor, Tomair LLC, as Owner Participant, and Wells Fargo Bank Northwest, National Association, as Owner Trustee.

10.15*	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee.

10.16	Form of change in control agreement with CEO and each of the next four highest paid officers, filed within.

10.17	Form of Retention Bonus Agreement with CEO and each of the next four highest paid officers, filed within.

99.3*	Indenture dated as of December 15, 1992 between Airborne Express, Inc. and the Bank of New York, as trustee, relating to Airborne Express Inc.’s 8.87% Notes due 2002 (incorporated by reference from Exhibit 4(a) to Amendment No. 1 to Airborne’s Registration Statement on Form S-3, No. 33-54560 filed with the Securities and Exchange Commission on December 4, 1992).

99.4*	First Supplemental Indenture dated as of September 15, 1995, between Airborne Express, Inc., ABX Air, Airborne Forwarding Corporation, Wilmington Park, Inc., and Airborne FTZ, Inc. and the Bank of New York, as Trustee, relating to Airborne Express, Inc.’s 7.35% Notes due 2005 (incorporated by reference from Exhibit 4(b) to ABX Air’s Form S-3/A filed on September 5, 1995).

99.5*	Third Supplemental Indenture dated June 29, 2001 between AEI, ABX, Sky Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc. and the Bank of New York, as trustee, relating to AEI’s 7.35% notes due 2005 (incorporated by reference from Exhibit 4(b) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

99.6*	Indenture dated March 25, 2002, between Airborne, Inc., as Issuer, ABX Air, Inc., Sky Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc., and Sound Suppression Inc., collectively as guarantors, and The Bank of New York, as trustee (incorporated by reference from Exhibit 4.4 to Airborne’s Form S-3 filed on May 13, 2002).

99.7*	Registration Rights Agreement dated March 25, 2002, between Airborne, Inc., ABX Air, Inc., Sky Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc., and Sound Suppression Inc. (incorporated by reference from Exhibit 4.5 to Airborne’s Form S-3 filed on May 13, 2002).

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on May 9, 2003 with the Securities and Exchange Commission.

**	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on June 18, 2003 with the Securities and Exchange Commission, as amended.

***	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on July 9, 2003 with the Securities and Exchange Commission, as amended.

(b) Reports on Form 8-K

On August 25, 2003, the Company reported on Form 8-K filed with the Securities and Exchange Commission the issuance of a news release announcing that it had filed a motion to intervene in a lawsuit between the Airline Pilots Association (ALPA) and DHL Holdings (USA) Inc./DHL Worldwide Express, Inc. ALPA represents the pilot group at Astar Air Cargo, formerly DHL Airways Company. ALPA has requested injunctive relief that includes having the Airborne, Inc.’s freight currently being flown by ABX transferred to Astar Air Cargo.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC.,

a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C Hete
Chief Executive Officer

Date: 11/14/03

/s/ QUINT O. TURNER
Quint O. Turner
Vice President, Administration
(Principal Financial Officer, Principal Accounting Officer)

Date: 11/14/03