Form 10-K
period 2003-12-31
ABX AIR INC
filed 2004-03-25
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 000-50368

ABX AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1091619
(State of Incorporation)	(I.R.S. Employer Identification No.)

145 Hunter Drive, Wilmington, OH 45177

(Address of principal executive offices)

937-382-5591

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class: none

Name of each exchange on which registered: none

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

As of March 19, 2004, 58,270,400 shares of the registrant’s common stock were outstanding having an aggregate market value of $359,528,368.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be held May 6, 2004 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K, including “Managements Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors Associated with ABX’s Business.”

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com.

ABX AIR, INC. AND SUBSIDIARIES

2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Background

ABX Air, Inc. (“ABX”) is a Delaware corporation that was formed in 1980 and was recently a wholly-owned subsidiary of Airborne, Inc. (“Airborne”). On August 15, 2003 we were separated from Airborne and became an independent, publicly-owned company. We are an airline providing air cargo transportation and hub services within the United States and to Canada and Puerto Rico. We operate and maintain an in-service fleet of 115 aircraft. Through a network of 12 hubs in the United States, we provide package sorting and handling services. We utilize contracted line-haul from third party trucking companies to transport deferred delivery cargo within our network. Deferred delivery cargo must be delivered at a specific time, but is less time sensitive than express freight typically transported by our aircraft. We do not provide local pickup and delivery services to consumers. Our headquarters and the principal site of our airline hub and package sorting operation are located in Wilmington, Ohio.

Since our inception, Airborne has been our primary customer, accounting for over 98% of our annual revenues. We assist Airborne in providing domestic express and deferred delivery services to its customers. Airborne’s express delivery services include its Overnight Service, Next Afternoon Service (“NAS”) and Second Day Service (“SDS”). Overnight Service and NAS packages are primarily transported by our fleet of aircraft and sorted through our nightly hub operations. SDS packages and packages shipped using Airborne’s deferred delivery services, which include Airborne@Home and Ground Delivery Service, are primarily transported by contracted trucks and sorted through our Wilmington daytime sort and regional hub operations. Some of the packages for SDS and for deferred delivery services may be transported on our aircraft.

We also provide air transportation services such as on-demand charter services and airport-to-airport freight transportation on a space available basis. We sell aircraft parts and provide maintenance and repair services for airframes and aircraft components. We also provide flight-training services to customers.

Separation from Airborne

The separation of ABX from Airborne was a condition to the merger agreement between Airborne and DHL Worldwide Express B. V. (“DHL”). The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of ABX to Airborne. Immediately following the closing of the transaction, Airborne became an indirect, wholly-owned subsidiary of DHL and ABX became an independent, publicly-traded company, initially owned by Airborne’s former stockholders.

The separation of ABX from Airborne occurred according to the terms and conditions of the separation agreement, which was included in our S-4 registration statement amended on July 11, 2003. In the separation:

•	ABX transferred the stock membership interests of Wilmington Air Park, Inc. which owned an airport in Wilmington, Ohio, to Airborne;

•	ABX transferred certain assets, including material handling and sorting equipment, and certain liabilities related to Airborne’s ground operations to Airborne;

•	ABX retained certain assets, including aircraft, flight simulators and related spare parts and retained certain liabilities related to Airborne’s air and sort operations;

•	ABX cancelled advances payable to Airborne of $457.3 million;

•	ABX issued a promissory note to Airborne in the amount of $92.9 million and

•	Effective August 16, 2003, ABX and Airborne entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”), a hub and line-haul services agreement (“Hub Services agreement”), a sublease, an employee matters agreement, a tax sharing agreement and a transition services agreement.

Commercial Agreements with Airborne

Under the ACMI agreement, we provide air cargo transportation to Airborne on a cost plus pricing structure. We have complete and exclusive responsibility for the operation, maintenance and safety of the aircraft. Costs incurred under the ACMI agreement are generally marked-up 1.75% and recorded in revenues. Certain costs, the most significant of which include fuel, rent, interest on the promissory note to Airborne, ramp fees and landing fees incurred under the Airborne ACMI agreement, are recorded in revenues without markup. By achieving certain cost and service goals specified in the agreement, the markup can increase from a base of 1.75%, up to 3.35%.

The ACMI agreement has a term of seven years and automatically renews for an additional three years unless a one-year notice of non-renewal is given. Airborne may terminate the ACMI agreement if, after a cure period, ABX is not in compliance with applicable performance standards specified in the agreement. After August 15, 2004, the agreement allows Airborne to reduce the air routes that we fly or remove aircraft from service. For any aircraft removed from service during the term of the ACMI agreement, the agreement allows us to put the aircraft to Airborne, requiring Airborne to buy such aircraft from us at book value or fair value depending on our level of stockholders’ equity and the size of the promissory note to Airborne at the time the put is executed.

Under the Hub Services agreement, we provide staff to conduct package sorting, warehousing, and line-haul logistics as well as airport, facilities and equipment maintenance services for Airborne. Costs incurred under these agreements are generally marked-up 1.75% and included in revenues. By achieving certain cost and service goals specified in the agreement, the markup can increase from a base of 1.75%, up to 3.85%.

The Hub Services agreement has a term of three years, with automatic one-year renewals unless a ninety-day notice of non-renewal is given. Airborne may terminate the Hub Services agreement if, after a cure period, ABX is not in compliance with applicable performance standards specified in the agreement. Airborne may also terminate the Hub Services agreement if the ACMI agreement has been terminated. After August 15, 2004, the agreement allows Airborne to terminate specific services at one or more of the hubs after giving us sixty days of advanced notice.

Products and Services

Beyond the ACMI and hub services that we provide to Airborne, we also provide air transportation and related service to other customers. The chart below represents the distribution of our revenues based on our activities in the fourth quarter of 2003.

Our strategy is to increase our customer base through the development of air transportation related services and by leveraging our current air cargo capabilities. Our services provided to non-Airborne customers, are described below.

ACMI and On Demand Charter Services

We can use our aircraft to fly charters for customers other than Airborne. A typical charter contract requires ABX to supply the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. Under a charter arrangement, we have exclusive operating control of our aircraft and our customers must typically obtain any government authorizations and permits required to service the designated routes. This model allows customers to utilize our capabilities instead of committing to aircraft ownership. Throughout 2003, we performed scheduled weekly flights for customers operating from Miami, Florida to several cities in the Caribbean and Central America.

Airport-to-Airport Transportation of Freight on a Space Available Basis

Our ACMI agreement with Airborne allows us, subject to certain limitations described in the ACMI agreement, to sell any aircraft space that Airborne does not use to other customers. On the routes we operate for Airborne, we sell airport-to-airport transportation services to freight forwarders and we have a contract to provide such services to the U.S. Postal Service.

Aircraft Maintenance and Modification Services

We are a Federal Aviation Administration (“FAA”) certified repair station and we can leverage the maintenance facilities (including hangars and a component shop which we lease) and our engineering capabilities to perform airframe and component maintenance and repair services for other airlines and maintenance repair organizations. We have developed technical expertise related to aircraft modifications as a result of our long history in aviation. We own many Supplemental Type Certificates (“STC’s”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component. Historically, we have not marketed these capabilities, but as we identify opportunities in the market, we will attempt to match our capabilities with market needs.

We perform airframe overhauls on our fleet of McDonnell Douglas DC-9 (“DC-9”) aircraft and line maintenance on our fleet of McDonnell Douglas DC-8 (“DC-8”), DC-9 and Boeing 767 aircraft. We also refurbish in-house approximately 60% of the airframe components for our DC-8 and DC-9 aircraft and the wheels and brakes for all of our aircraft types. We also perform intermediate repairs on the engines for our DC-8 aircraft and the engines and auxiliary power units for our DC-9 aircraft. We have developed a turnkey approach for installing FAA certified Reduced Vertical Separation Minima (“RVSM”) equipment in DC-9 aircraft and signed an exclusive distribution agreement to sell the related hardware. RVSM is designed to reduce air traffic congestion by permitting aircraft to fly closer together vertically above certain altitudes. Additionally, we update aircraft manuals for customers in conjunction with the modification of aircraft from passenger to cargo configuration.

Aircraft Parts Sales and Brokerage

Our wholly-owned subsidiary, Airborne FTZ Inc. (“FTZ”), which holds a certificate relating to free trade zone rights, is an ASA (Aviation Suppliers Association) 100 Certified reseller and broker of aircraft parts. FTZ carries an inventory of DC-8, DC-9 and Boeing 767 spare parts, and also maintains inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. FTZ’s customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.

Flight Crew Training

We train flight crewmembers in-house utilizing our own classroom instructors and facilities. We own four flight simulators, including one Boeing 767, one DC-8 and two DC-9 flight simulators. Our Boeing 767 and one of our DC-9 flight simulators are level C certified, which allows us to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft. Our DC-8 and the other DC-9 flight simulator are level B certified which allows us to qualify flight crewmembers by performing a minimum number of aircraft flights. We are FAA certificated to offer training to customers and rent usage of the flight simulators for outside training programs.

Industry

The air cargo delivery industry provides time definite delivery services, usually for time critical or priority shipment. Transported shipments range from individual letters to shipper-packaged pallets of material such as electronic equipment, retail catalogs, movies and pharmaceuticals. The principle competitive factors in our industry are price, geographic coverage, flight frequency, reliability and capacity.

Cargo volumes within the U.S. are highly dependent on the economic conditions and the level of commercial activity. We expect the market to grow over the long term as the U.S. economy recovers. Continued emphasis among businesses for just-in-time inventory management and time critical delivery services increases the demand for air cargo delivery. Historically, ABX and our industry have experienced higher cargo volumes during the fourth calendar quarter of each year.

The industry has been and is expected to remain highly competitive primarily because of excess capacity among U.S. airlines. We compete for domestic cargo volume principally with other all-cargo airlines, integrated carriers and passenger airlines which have substantial belly cargo capacity. Other all-cargo airlines include Astar Air Cargo, Inc. (“Astar”), (formerly DHL Airways), Atlas Air Inc., Evergreen International Inc. and Kitty Hawk Inc. Integrated, (door-to-door) carriers include Federal Express Corporation (“FedEx”) and United Parcel Service Inc. (“UPS”). At least two of our competitors have an ACMI or charter agreement with a DHL affiliated company.

Our air transport capabilities also compete with expedited ground delivery services utilizing trucks. Shippers may be able to utilize expedited ground delivery on short-haul routes where expedited services are available, typically from integrated and less-than-truckload carriers. Generally, the cost of truck-transported freight is substantially less than air transportation.

Airline Operations

Aircraft

We currently utilize pre-owned Boeing 767, DC-8 and DC-9 aircraft. Once acquired, aircraft are modified for use in our cargo operation. As of December 31, 2003, our in-service fleet consisted of 115 aircraft, including twenty-four Boeing 767, seventeen DC-8, and seventy-four DC-9 aircraft. We own 109 of these aircraft and lease five Boeing 767 and one DC-9 aircraft. The average age of our Boeing 767, DC-8 and DC-9 aircraft is 20, 35 and 33 years, respectively.

With newer generation and more operationally efficient Boeing 767 aircraft, the less economical DC-8 aircraft can be placed into shorter lane segments, transferred to backup or charter operation roles, or removed from service. Future DC-8 aircraft retirements will be determined based on ACMI requirements, capacity requirements, charter service demand and the timing of placing future Boeing 767 aircraft into service.

The majority of our aircraft are not equipped with a standard cargo door, but instead utilize the former passenger door for the loading and unloading of freight. This reduces the cost of modifying the aircraft from passenger to cargo configuration, but limits the size of the freight that can be carried onboard the aircraft and necessitates the use of specialized containers and loading equipment. The absence of a cargo door also negatively impacts the market value of the aircraft. We currently have eight DC-8 aircraft that are equipped with an activated standard cargo door. We also have nine DC-9 aircraft that are equipped with a standard cargo door that are currently not activated. We are currently modifying two Boeing 767 aircraft with a standard cargo door and plan to install standard cargo doors on three Boeing 767 aircraft that we are committed to purchase in 2004 and 2005.

Flight Operations and Control

Our operations (including aircraft dispatching, flight tracking and crew scheduling) are planned and controlled by dispatch and flight operations personnel at the Wilmington Air Park, an airport located in Wilmington, Ohio. We staff the flight operations office 24 hours per day, 7 days per week. Our flight operations office at Wilmington Air Park also coordinates the technical support necessary for our flights into other airports. Because our flight operations can be hindered by inclement weather, we use sophisticated landing systems and other equipment that are intended to minimize the effect that weather may have on our flight operations.

Maintenance

Our operations are regulated by the FAA for aircraft safety and maintenance. We believe that maintaining a majority of our fleet of aircraft ourselves reduces maintenance costs, minimizes the out-of-service time for aircraft and achieves a higher level of reliability. We are certificated as an FAA repair station to perform maintenance on DC-8, DC-9 and Boeing 767 aircraft and their related avionics and accessories. Our maintenance and engineering personnel coordinate all routine and non-routine maintenance programs. Our maintenance programs include tracking the maintenance status of each aircraft, consulting with manufacturers and vendors about procedures to correct irregularities and training ABX maintenance personnel on the requirements of our FAA-approved maintenance program. We conduct nearly all of our own maintenance training.

We perform major airframe maintenance and modification on our DC-9 aircraft. We perform routine inspections and airframe maintenance, including Airworthiness Directives and Service Bulletin compliance on our DC-8, DC-9 and Boeing 767 aircraft. We contract with maintenance repair organizations to perform heavy maintenance on DC-8 and Boeing 767 airframes. We also contract with maintenance repair organizations for the performance of heavy maintenance on aircraft engines.

We own a supply of spare aircraft engines, auxiliary power units (“APUs”), aircraft parts and consumable items. The number of spare items we maintain is based on the size of the fleet of each aircraft type we operate and the reliability records of the item types. These serviceable spare engines, APUs, spare parts and consumable items are used strictly in support of our fleet of aircraft.

Due to the nature of ABX’s business, our aircraft experience relatively low utilization. For this reason, we have elected to schedule and perform heavy maintenance on our aircraft on a calendar basis as opposed to an hourly basis. This results in ABX’s aircraft undergoing inspections and maintenance on a more frequent basis, thereby improving mechanical reliability, lowering costs and, ultimately, improving service to our customers.

Insurance

We are required by the Department of Transportation (the “DOT”) to carry liability insurance on each of our aircraft. Each of our aircraft leases and the ACMI and Hub Services agreements also require us to carry such insurance. We currently maintain public liability and property damage insurance and aircraft hull and liability insurance for each of the aircraft in our fleet in amounts consistent with industry standards.

Sort and Line-haul Operations

We operate and maintain Airborne’s primary sort facility located in Wilmington, Ohio. The Wilmington facility currently has the capacity to handle approximately 1.3 million pieces during the primary 3.25-hour nightly sort operation. On average, approximately 930,000 pieces are sorted each weekday night at the sort center. In addition to the sort facility in Wilmington, we operate eleven regional hubs on behalf of Airborne that are located near Allentown, Pennsylvania; Atlanta, Georgia; Centralia, Washington; Columbia, Missouri; Fresno, California; Orlando, Florida; Providence, Rhode Island; Roanoke, Virginia; South Bend, Indiana; Vista, California; and Waco, Texas. These regional hub facilities primarily sort shipments originating and having a destination within approximately 250 miles. We also conduct a daytime sort operation in Wilmington that processes deferred delivery services. The day sort generally receives shipments through a combination of aircraft and trucks originating from regional hubs, Airborne station facilities or customer sites. The night sort and day sort operations at Wilmington handle approximately 42% and 34% of total shipment weight, respectively, while the regional hubs handle the remaining 24%.

Employees

As of December 31, 2003, there were approximately 7,000 ABX employees, including 4,000 full-time employees and 3,000 part-time employees. We employ approximately 740 flight crewmembers, 1,500 aircraft maintenance technicians and flight support personnel, 2,610 sort employees at the Wilmington Air Park, 900 sort employees at the eleven regional hubs, 450 employees for airport and hub maintenance, 400 employees for warehousing and line-haul logistics and 400 employees for administrative functions. We perform employee background checks for a ten-year period prior to employment and, in fact, conduct more pre-employment screening than mandated by FAA regulations. In addition, management personnel who are directly involved in the supervision of flight operations, training, maintenance and aircraft inspection, must meet experience standards prescribed by FAA regulations. All of our employees are subject to pre-employment drug and alcohol testing, and employees holding certain positions are subject to subsequent random testing. Our flight crewmembers are our only group of unionized employees.

Labor Agreements

The International Brotherhood of Teamsters (“IBT”) is the duly designated and authorized representative of ABX’s flight crewmembers under the Railway Labor Act (“RLA”), as amended. The flight crewmembers’ contract becomes amendable as of July 31, 2006. Under the RLA, labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. Mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling off” period before either party can resort to self-help.

Training

FAA regulations require ABX flight crewmembers to be licensed as Federal Aviations Regulation (“FAR”) Part 121 airline pilots, with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to fly aircraft. Licenses and medical certification are subject to recurrent requirements as set forth in the FARs to include recurrent training and minimum amounts of recent flying experience.

The FAA mandates initial and recurrent training for most flight, maintenance and engineering personnel. Mechanics and quality control inspectors must also be licensed and qualified for specific aircraft. We pay for all of the recurrent training required for our flight crewmembers and provide training of our ground service and maintenance personnel. Our training programs have received all required FAA approvals.

Competitive Strengths

Our competitive strengths are:

•	Commercial Agreements. The ACMI and Hub Services agreements with Airborne provide us with a predictable and dependable source of revenues and cash. Regular cash flow streams afford us the financial flexibility to invest in ABX’s service offerings in efforts to increase our customer base.

•	Experienced Management Team. We are led by an experienced management team, headed by Joseph C. Hete, who has over 20 years of experience in the air cargo industry. The other key members of the management team, including those responsible for its flight operations and maintenance, each have over 20 years of industry experience.

•	Competitive Cost Structure. We maintain a low cost structure through: (i) the acquisition of used aircraft, engines and spare parts, (ii) maintaining coordinated flight and maintenance operations in

Wilmington, Ohio, and (iii) the “in-sourcing” of activities such as training, aircraft and routine engine repairs and maintenance.

•	Manageable Debt Servicing Requirements. We own 109 of the aircraft in our in-service fleet. Only 6 of the aircraft are financed though capital or operating leases, and the associated interest expense is reimbursed with markup under the Airborne ACMI agreement. Principal payments on our note payable to Airborne are deferred until 2028, and the associated interest expense is reimbursed under the ACMI agreement.

•	Established Reputation. We have an excellent reputation for reliability and service to our customers. ABX has established strong working relationships with regulators due to our historically successful safety and maintenance programs.

In addition to the strengths above, our business is subject to various risks, some of which are described starting on page 27.

Intellectual Property

We own a small number of other U.S. patents that while essential for our business operations, are of nominal commercial value. We believe that our intellectual property rights and licensing rights are adequate for our business. We also own approximately 160 STC’s issued by the FAA. We believe that our most marketable STC is the Reduced Vertical Separation Minima for DC-9 aircraft, which is designed to reduce air traffic congestion by permitting aircraft to fly closer together vertically above certain altitudes.

Information Systems

We have invested significant management and financial resources in the development of information systems to facilitate cargo, flight and maintenance operations. We utilize our systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using our systems, we track and control inventories and costs associated with each maintenance task, including the personnel performing those tasks. In addition, our flight operations system coordinates flight schedules and crew schedules. We have developed and procured systems to track flight time, flight crewmember duty and flight hours and crewmember training status.

Regulation

Our air carrier operations are generally regulated by the DOT and the FAA. Our operations must comply with numerous environmental laws, ordinances and regulations. In addition, we must also comply with various other federal, state, local and foreign authorities.

Environment

Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean up of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to clean up such contaminated property properly, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remedial or compliance costs. Under the Airborne sublease, ABX and Airborne are required to defend, indemnify and hold each other harmless from and against certain environmental claims associated with Wilmington Air Park.

We are subject to the regulations of the U.S. Environmental Protection Agency and state and local governments regarding air quality and other matters. In part, because of the highly industrialized nature of many of the locations at which we operate, there can be no assurance that we have discovered all environmental contamination for which we may be responsible.

Our aircraft currently meet all known requirements for engine emission levels. However, under the Clean Air Act, individual states or the U.S. Environmental Protection Agency may adopt regulations requiring reduction in emissions for one or more localities based on the measured air quality at such localities. Such regulations may seek to limit or restrict emissions by restricting the use of emission producing ground service equipment or aircraft auxiliary power units. There can be no assurance that, if such regulations are adopted in the future or changes in existing laws or regulations are promulgated, such laws or rules would not have a material adverse effect on our financial condition or results of operations.

The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Airport Noise and Capacity Act of 1990 provides that, in the case of Stage 3 aircraft (all of our operating aircraft satisfy Stage 3 noise compliance requirements), an airport operator must obtain the carriers’ or the government’s approval of the rule prior to its adoption. We believe the operation of our aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, some airport authorities are considering adopting local noise regulations and, to the extent more stringent aircraft operating regulations are adopted on a widespread basis, we might be required to spend substantial funds, make schedule changes or take other actions to comply with such local rules.

The U.S. government, working through the International Civil Aviation Organization, has agreed to adopt more stringent aircraft engine emissions regulations with regard to newly certificated engines beginning at the end of 2003 and aircraft noise regulations applicable to newly certificated aircraft after January 2006. Although these rules will not apply to any of ABX’s existing aircraft, additional rules could be adopted in the future that would either apply these more stringent noise and emissions standards to aircraft already in operation or require that some portion of the fleet be converted over time to comply with these new standards.

Department of Transportation

The DOT maintains authority over domestic and international aviation and has jurisdiction over international routes. The DOT has issued ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands; and a Certificate of Public Convenience and Necessity (Route 377) to engage in scheduled foreign air cargo transportation between the U.S. and Canada. Prior to issuing such certificates, the DOT examines a company’s managerial competence, financial resources and plans, compliance disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. By maintaining these certificates, ABX is vested with authority from the U.S. Government to conduct all-cargo, charter operations worldwide.

The DOT has the authority to modify, suspend or revoke our certificates for cause, including failure to comply with federal law or the DOT regulations. A corporation holding either of such certificates must qualify as a U.S. citizen, which requires that (1) it be organized under the laws of the United States or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be United States citizens, (3) that not more than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. Neither certificate confers proprietary rights on the holder, and the DOT may impose conditions or restrictions on such certificates. We believe we possess all necessary DOT issued certificates and authorities to conduct our current operations.

Federal Aviation Administration

The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. The FAA issues operating certificates and operations specifications to carriers that possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. ABX believes it holds all airworthiness and other FAA certificates and authorities required for the conduct of its business and operation of its aircraft, although the FAA has the power to suspend, modify or revoke such certificates for cause, including failure to comply with federal law and FAA regulations.

The FAA has authority to issue maintenance directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its DC-9, DC-8 and Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring ABX to inspect and replace aircraft components based on their age or condition.

Transportation Security Administration

As a result of the events of September 11, 2001, the United States Congress enacted the Aviation and Transportation Security Act that required the creation of a new administration, now a part of the Department of Homeland Security, known as the Transportation Security Administration (“TSA”). The FAA’s security related responsibilities have been transferred to the TSA, whose overall responsibility includes the screening of passengers, baggage and cargo and the security of aircraft and airports. The TSA has adopted, and may in the future adopt, security related regulations, including new requirements for the screening of cargo, which could have an impact on our ability to efficiently process cargo or otherwise increase costs. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to ABX in the future. We believe that we are in compliance with all applicable security regulations.

Other Regulations

We believe our current operations are substantially in compliance with the numerous regulations to which our business is subject; however, various regulatory authorities have jurisdiction over significant aspects of our business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material adverse effect on operations. The laws and regulations to which we are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

•	ABX’s labor relations are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements,

•	The Federal Communications Commission regulates ABX’s use of radio facilities pursuant to the Federal Communications Act of 1934, as amended,

•	The Customs Service inspects cargo imported from ABX’s international operations,

•	ABX must comply with Immigration and Naturalization Service regulations regarding the citizenship of its employees,

•	The Animal and Plant Health Inspection Service inspects animals, plants and produce imported from ABX’s international destinations, and

•	ABX must comply with wage, work conditions and other regulations of the Department of Labor regarding its employees.

Security and Safety

Security

We conduct various security procedures to comply with FAA regulations and participate in the federal Domestic Security Integration Program. Airborne customers are required to inform us in writing of the nature and composition of any freight which is classified as “Dangerous Goods” by the DOT. In addition, we conduct background checks of our employees, restrict access to the aircraft, inspect the aircraft for suspicious persons or cargo, and inspect all dangerous goods. Notwithstanding these procedures, ABX could unknowingly transport contraband or undeclared hazardous materials for customers, which could result in fines and penalties and possible damage to our aircraft.

Safety and Inspections

Management is committed to the safe operation of aircraft. In compliance with FAA regulations, our aircraft are subject to various levels of scheduled maintenance or “checks” and periodically go through phased overhauls. In addition, a comprehensive internal review and evaluation program is in place and active. Our maintenance efforts are monitored closely by the FAA. We also conduct extensive safety checks on a regular basis.

ITEM 2. PROPERTIES

We sublease our corporate offices, maintenance hangars and a component repair shop from Airborne. These facilities are located at Airborne’s airport in Wilmington, Ohio. The maintenance hangars consist of a three hangar complex of approximately 210,000 square feet. The component repair shop consists of 100,000 square foot. We also have the non-exclusive right to use the airport which includes two runways, taxi ways, and ramp space for approximately 126 aircraft. The term of the sublease runs concurrently with the term of the Airborne ACMI agreement. We believe our existing facilities are adequate to meet our current and reasonably foreseeable future needs.

The following table contains detailed information about our in-service aircraft fleet. We own 109 of these aircraft and lease five Boeing 767 and one DC-9 aircraft. The table excludes two Boeing 767s purchased in 2003 that, as of December 31, 2003, were undergoing modification from passenger to cargo configuration. We have commitments to acquire three more Boeing 767 aircraft by mid-year 2005.

Aircraft Type	Number of Aircraft as of December 31, 2003	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
DC-8-61	5	1968-1969	40,000-83,000	2,200-3,800
DC-8-63	4	1968-1970	47,000-97,000	2,800-4,400
DC-8-63F	8	1967-1979	40,000-97,000	2,600-4,300
DC-9-14	1	1967	17,000-25,000	450-1,100
DC-9-15	1	1966	17,000-25,000	450-1,100
DC-9-31	18	1967-1971	26,000-36,000	550-1,100
DC-9-32	16	1967-1972	26,000-36,000	550-1,100
DC-9-32F*	3	1967-1968	26,000-36,000	550-1,100
DC-9-33F*	6	1968-1970	26,000-38,000	500-1,100
DC-9-41	29	1969-1978	26,000-38,000	500-1,100
767-205	1	1984	37,000-91,000	1,800-4,400
767-231	4	1983	37,000-91,000	1,800-4,400
767-281	19	1983-1988	67,000-91,000	1,800-3,000

Total	115

*	These aircraft were manufactured with a cargo door for transporting freight. The cargo doors are currently deactivated.

ITEM 3. LEGAL PROCEEDINGS

We are currently a party to legal proceedings in various federal and state jurisdictions arising out of the operation of our business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that our ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

DOT Continuing Fitness Review

We filed a notice of substantial change with the DOT arising from our separation from Airborne. In connection with our filing, which we made in mid-July of 2003, the DOT will determine whether we continue to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

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

Certain of Airborne’s competitors, including FedEx and UPS, have challenged the citizenship status of Astar, formerly DHL Airways. DHL has entered into an ACMI agreement with Astar, which accounts for a substantial portion of the business of Astar. FedEx and UPS allege this relationship, among others, constitutes control by DHL of Astar in violation of United States law. An Administrative Law Judge for the DOT has reviewed the citizenship of Astar and has issued a decision recommending to the DOT that it find that Astar is a U.S. citizen. The DOT has the right to confirm or reject the Administrative Law Judge’s recommended decision. In the event that FedEx and UPS are successful in their challenge to the citizenship of Astar, a similar challenge will likely be made regarding the citizenship of ABX.

The DOT issued a notice requesting comments on the procedures to be used in processing our filing, and several parties, including ABX, have provided comments. The DOT has yet to specify the procedures it intends to use. The DOT may decide to conclude its review of Astar’s filing before proceeding with our filing. While the two companies are different, and their respective relationships with DHL and Airborne are distinguishable, the outcome of Astar’s hearing will likely serve as a precedent for the DOT’s review of our filing. We anticipate the DOT will issue its final decision with respect to the Astar filing sometime in 2004, which will be subject to appeal.

We believe the DOT should find that ABX continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

ALPA Lawsuit

We filed a motion, which was granted on August 25, 2003, to intervene in a lawsuit filed in the United States District Court for the Southern District of New York by DHL Holdings (USA), Inc. (“DHL Holdings”) and DHL Worldwide Express, Inc. against the Airline Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its newly acquired subsidiary, Airborne, to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide Express, Inc. is a legal successor to Astar. ALPA has similarly filed a counterclaim requesting injunctive relief that includes having Airborne’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on

September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges we filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act.

The NLRB recently determined to prosecute ALPA on the unfair labor practice charge. The NLRB heard the matter on March 10 and 11, 2004 and a decision is pending. In the event ALPA was to prevail on its counterclaim and/or grievance, this would materially and adversely affect our business.

We believe that ALPA’s claim to the work being performed by ABX is without merit and its counterclaim and grievance will be denied.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our registered common stock became publicly traded in an over-the-counter market under the symbol ABXA.OB on August 15, 2003. The following table shows the range of high and low closing prices per share of our common stock for the periods indicated as quoted on the OTC Bulletin Board. Such over-the-counter market prices reflect inter-dealer prices, without retail markup, mark-down or commission.

Quarter Ended:	Low	High
December 31, 2003	$2.45	$4.33
September 30, 2003	$1.55	$2.73

On March 5, 2004, there were approximately 18,047 stockholders of ABX common stock. The closing price of ABX common stock was $6.71 on March 19, 2004.

Dividends

We are restricted from paying dividends on our common stock in excess of $1.0 million during any calendar year under provisions of our promissory note due to Airborne. No cash dividends have been paid or declared.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Comparability of 2003 financial data to previous years is affected by ABX’s separation from Airborne Inc. on August 15, 2003. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ABX derived the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 and the consolidated statements of operations data for each of the four years in the period ended December 31, 2003 from ABX’s audited consolidated financial statements. The consolidated balance sheet data as of December 31, 1999 and 2000 and the consolidated statements of operations data for the year ended December 31, 1999 was derived from unaudited consolidated financial statements.

	As of and for the Years Ended December 31
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
OPERATING RESULTS:
Revenues	$1,160,959	$1,173,735	$1,165,037	$1,168,237	$1,050,644
Operating expenses (1)	1,720,125	1,125,200	1,121,543	1,124,922	1,016,120

Earnings (loss) from operations	(559,166)	48,535	43,494	43,315	34,524
Net interest expense	16,379	25,866	21,147	20,861	14,058

Earnings (loss) before income taxes and change in accounting	(575,545)	22,669	22,347	22,454	20,466
Income tax benefit (expense) (1)	128,644	(9,383)	(9,527)	(9,682)	(8,939)

Earnings before change in accounting	(446,901)	13,286	12,820	12,772	11,527
Cumulative effect of change in accounting, net of tax	—	—	—	14,206	—

Net earnings (loss) (1)	$(446,901)	$13,286	$12,820	$26,978	$11,527

EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic (2)	$(8.52)	$0.25	$0.25	$0.25	$0.22
Diluted(2)	$(8.52)	$0.23	$0.22	$0.22	$0.20

WEIGHTED AVERAGE SHARES:
Basic	52,474	52,107	52,107	52,107	52,107
Diluted	52,474	58,521	58,521	58,521	58,521

FINANCIAL STRUCTURE:
Unrestricted and restricted cash	$65,741	$33	$33	$1,580	$34
Property and equipment, net	312,803	1,089,485	1,137,912	1,201,879	991,748
Total assets	413,106	1,174,008	1,220,623	1,296,100	1,098,236
Advances from parent	—	474,608	547,431	764,486	651,963
Long-term debt	92,949	76,318	80,882	19,706	20,149
Capital lease obligations	96,193	37,825	39,754	—	—
Stockholders’ equity	$58,666	$232,322	$223,999	$211,895	$184,918

(1)	Operating expenses for 2003 include an impairment charge of $600.9 million recorded in conjunction with ABX’s separation from Airborne, Inc. A tax benefit of $134.8 million primarily occurred as a result of recording the impairment charge. See Note A to the consolidated financial statements.
(2)	For 2000, earnings per common share is shown exclusive of the cumulative effect of a change in accounting for major engine overhaul costs. Basic and diluted earnings per share inclusive of the change was $0.52 and $0.46, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air, Inc. (“ABX”) and its subsidiaries and should be read in conjunction with our historical financial statements, the related notes contained in this report and the S-4 registration statement, as amended, filed by our former parent corporation, Airborne, Inc. (“Airborne”), on July 11, 2003.

INTRODUCTION

On August 15, 2003, ABX was separated from its former parent, Airborne and became an independent, publicly-owned company. The separation of ABX from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express B. V. (“DHL”), an integrated, global cargo carrier, competing with Federal Express Corporation and United Parcel Service Inc. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations and airport were transferred out of ABX to Airborne. ABX was capitalized with $60.0 million of cash and a $92.9 million promissory note payable to Airborne. All inter-company payables, totaling $457.3 million, were cancelled. (A description of the separation is in Item 1 Business, of this Form 10-K Annual Report.)

ABX operates an in-service fleet of 115 aircraft. We provide air cargo transportation services within the U.S., and to Canada and Puerto Rico. We complement our air transport capabilities with package handling, warehousing and line-haul logistic services. Airborne is our largest consumer of these services and constituted over 98% of our total revenues in 2003, 2002 and 2001. We also offer ACMI (aircraft, crew, maintenance and insurance) and on-demand charter services to freight forwarders and other major shippers. We employ approximately 4,000 full-time employees and 3,000 part-time employees. Management assesses the performance of ABX in its entirety and operates the Company as a single business segment.

Relationship with Airborne and DHL

At separation, ABX and Airborne entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”), and a hub and line-haul services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to Airborne on a cost plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, warehousing, line-haul logistics and airport, facilities and equipment maintenance services for Airborne, also on a cost plus pricing structure. Costs incurred under these agreements are generally marked-up 1.75% and recorded in revenues. Under the ACMI and Hub Services agreements, if certain cost and service goals are met, the markup increases from the base of 1.75% up to 3.35% and 3.85%, respectively. Certain costs, the most significant of which include fuel, rent, interest on the promissory note to Airborne, ramp fees and landing fees incurred for the Airborne ACMI agreement, are recorded in revenues without markup.

Prior to the separation, we were Airborne’s primary provider of air cargo transportation services within the U.S. and to Canada and Puerto Rico, as well as Airborne’s primary provider of package handling, warehousing and line-haul logistics services. After the separation from Airborne, we have continued to be the primary provider for these same services to Airborne as specified in the ACMI and Hub Services agreements. In 2003, we did not provide air cargo transport or package sorting services for DHL labeled packages.

The ACMI agreement has a term of seven years, with an automatic renewal for an additional three years, unless a one-year notice of non-renewal is given, or if ABX is not in compliance with applicable performance standards specified in the agreement. The Hub Services agreement has a term of three years, with one-year automatic renewals, unless a ninety-days notice of non-renewal is given. Under the ACMI and Hub Services agreements, if we do not meet certain performance standards, after a cure period, Airborne may terminate the

ACMI agreement and the Hub Services agreement prior to the end of their respective terms. During the first year of the term of the ACMI and Hub Services agreements, Airborne cannot make any changes that would reduce the scope of the services to be provided by ABX under the two agreements, barring an ABX event of default relating to service performance failures. However, after August 15, 2004 Airborne may terminate specific ACMI aircraft and add, delete or modify the air routes we operate under the ACMI agreement. Additionally, after August 15, 2004 Airborne may add, delete or modify services we provide to it under the Hub Services agreement.

Impairment

The separation of ABX from Airborne, and the execution of the related commercial agreements collectively constituted an event which required us to evaluate the recoverability of the carrying value of long-term assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, ABX was required to record an impairment charge for the excess of the carrying value of the long-lived asset group over its fair value. The fair value of ABX’s aircraft was derived using a market approach by comparing recent sales of similar assets and adjusting these comparables for factors such as age and condition. The fair value of aircraft, aircraft-related spare parts inventory, maintenance tooling and equipment and other ABX fixed assets was derived utilizing a cost approach in which replacement cost was adjusted downward to reflect reduction in value due to physical depreciation and functional obsolescence. As a result of the fair value analysis, we recorded a pre-tax, non–cash charge to write down assets and inventory by $600.9 million. The impairment charge resulted in a net deferred tax asset, which under provisions of SFAS No. 109, “Accounting for Income Taxes,” was fully offset by a valuation allowance which was established due to the likelihood that future taxable earnings generated would not allow for the asset’s full utilization. Due to the impairment charge, an income tax benefit of $134.8 million was provided, net of the valuation allowance of $81.0 million.

Challenges and Risk

Our prospects for growth and financial security are primarily dependent on our relationship with Airborne and its parent, DHL. We operate in a competitive market to provide ACMI and hub services to Airborne. As a result of their merger, DHL and Airborne are in the process of integrating their combined product offerings, sales, marketing, administrative and operating resources. We expect Airborne and DHL to develop and utilize a common labeling system and seek to eliminate duplicative costs. To reduce cost, Airborne and DHL may eliminate overlapping air routes that are operated by their different air cargo carriers. Airborne and DHL may combine their sorting operations, reducing or eliminating the capacity needed at some of the hubs we operate. After August 15, 2004 our contracts allow Airborne to scale back the services that we provide to it. Our focus is to retain the Airborne cargo volumes and to win additional DHL cargo volumes by maintaining industry leading service levels with a low cost structure. Our growth is also dependent on DHL’s ability to expand its share of the U.S. delivery markets, where FedEx and UPS have significant resources, market penetration and brand recognition. Our expenses will be a challenge to contain in 2004 due to rising health care costs, increased employee compensation, pension expenses, stronger demand for ground shipping and new regulations for over-the-road trucking.

Since our separation from Airborne, we have begun to explore other sources of revenue. We are attempting to diversify our customer base and product offerings. Part of our diversification strategy is to sell our charter services and unused air cargo space to freight forwarders and shippers. Our strategy also includes marketing our technical expertise, aircraft maintenance services and training to other airlines. Our costs to develop, market and offer new services to non-Airborne customers are not reimbursed by Airborne. Many of our potential customers currently purchase these services from other providers, therefore increasing our sources of revenue will involve investment and time. Currently, we cannot accurately estimate the required investment, growth rates or timing of new business.

See page 27 for additional discussion of our business risk.

RESULTS OF OPERATIONS

2003 compared to 2002

For 2003, we had a net loss of $446.9 million, inclusive of the SFAS No. 144 impairment charge of $600.9 million ($466.1 million, net of tax benefit). Excluding this charge, non-GAAP (generally accepted accounting principles) earnings for 2003 were $19.2 million compared to $13.3 million for 2002. Our operating results for 2003 reflect 138 days as a separate, independent business and 227 days as a subsidiary of Airborne. The separation from Airborne complicates the comparison of 2003 financial results to 2002. Since the separation, our Airborne revenues are generally based on a markup of 1.75% of expenses, except for certain cost, the most significant of which are fuel, rent, interest on the promissory note to Airborne, ramp and landing fees, that are recorded in revenue without markup. Prior to the August 15, 2003 separation, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Net expenses included all operating and interest expenses, including allocated expenses from Airborne, reduced by revenues recorded from our non-Airborne customers. Our expenses prior to August 15, 2003, included depreciation expense related to the ground equipment that was transferred to Airborne in the separation and administrative expense allocations from Airborne. Also complicating comparisons to prior year financial information is the impairment charge, which we recorded immediately after separation from Airborne. As a result of the much lower adjusted basis of our remaining fixed assets, depreciation expense was significantly reduced compared to pre-separation periods.

Revenues

Total revenues decreased 1.1% to $1.161 billion in 2003 compared to revenues of $1.174 billion in 2002. Revenues from Airborne decreased .6% to $ 1.149 billion in 2003 compared to $1.156 billion in 2002. The decrease in revenues is primarily due to lower reimbursable expenses, such as depreciation, incurred during 2003 compared to 2002 and the lower reimbursement rate earned from Airborne during the last 138 days of 2003.

Charter service revenues from customers other than Airborne decreased to $6.0 million in 2003 compared to $14.3 million in 2002. The decrease was due primarily to the loss of a charter customer. Other revenues, consisting primarily of aircraft parts sales and revenue associated with performing aircraft-related maintenance for other carriers, increased to $5.6 million in 2003 compared to $3.3 million in 2002. The increase in other revenues is due to higher levels of aircraft parts sales as well as an increase in revenues associated with aircraft-related maintenance services.

Operating Expenses

The table below compares selected operating statistics for the years ended December 31. The impairment charge and depreciation expenses have been excluded from operating cost ratios to provide a comparable expense basis among years. The operating cost ratios were calculated by subtracting the impairment charge and deprecation expenses from total operating expense for each year presented, then dividing by pieces and pounds, respectively for each year.

				Percentage Increase (Decrease)
	2003	2002	2001	2003	2002
Pieces handled (millions)	475	456	404	4%	13%
Pounds processed (millions)	2,139	1,949	1,516	10%	29%
Pounds per piece handled	4.50	4.27	3.75	5%	14%
Pieces handled per labor hour paid	33.85	31.86	28.50	6%	12%
Gallons of aviation fuel consumed (millions)	148	153	161	(3)%	(5)%
Price per gallon of aviation fuel	$1.00	$.83	$.91	20%	(9)%
Operating cost excluding impairment and depreciation
Per piece	$2.15	$2.14	$2.38	—%	(10)%
Per pound	$.48	$.50	$.63	(4)%	(21)%

Our operating expenses are impacted by the volume and type of packages handled. Generally, higher piece volumes increase our expenses and positively impact our revenues. The increases in pieces, pounds and pounds per piece in 2003 compared to 2002 are due to Airborne’s expansion of its ground based deferred delivery services. Labor productivity, measured by pieces handled per labor hour paid, and the operating cost efficiencies gained through our continued focus on improvement, had a positive impact on our ability to control costs during 2003. Our operating costs, excluding the impairment charge and depreciation expense, measured on a per piece basis, increased less than 1% in 2003 to $2.15 compared to $2.14 for 2002. Cost per pound comparisons to 2002 continue to reflect the impact of Airborne’s expansion of its deferred delivery services, which generally rely on lower cost contracted truck line-haul instead of higher cost, air transportation.

Salaries, wages and benefits expense increased 4.6% in 2003, compared to 2002. The increases compared to 2002 were primarily the result of higher healthcare benefit costs and increases in our company-sponsored defined benefit pension plan expenses. The increases reflect inflationary salary adjustments as well as a 4.0% increase in our flight crew salary costs. Total hours paid decreased for 2003 as compared to 2002 by 2.0%, reflecting productivity improvements primarily by our employees who handle Airborne’s shipments. We expect salaries, wages and benefits expense to increase in 2004 due to salary adjustments, escalating health care costs and increased expenses for our defined benefit pension plans. These increases will be partially offset by salaries and benefits of positions transferred to Airborne in 2003 in conjunction with the separation.

Purchased line-haul expense increased 14.2% in 2003 compared to 2002. The expense increases were primarily due to additional contracted truck line-haul to accommodate the growth in Airborne’s deferred delivery services that are generally transported via truck due to the less time sensitive nature of the delivery. Piece counts of the Wilmington day sort, which processes much of the cargo for deferred delivery services, increased 23.1% in 2003 to 94.2 million. In 2004, anticipated growth for deferred delivery services is expected to increase our purchased line-haul expense. Additionally, we expect new Department of Transportation (“DOT”) regulations, which require more rest period for over-the-road truck drivers combined with stronger demand for over-the-road trucking, to increase our purchased line-haul expense.

Fuel expense increased 16.3% in 2003 compared to 2002. The average aviation fuel price was $1.00 per gallon in 2003, compared to $.83 per gallon in 2002. Aviation fuel consumption decreased 3.6% to 148.0 million gallons in 2003 compared to 153.0 million gallons in 2002. The decrease in consumption was primarily due to combining certain flight segments and the placement of three Boeing 767 aircraft in service since the third quarter of 2002, which has allowed us to reduce our utilization of less fuel-efficient DC-8 aircraft. We do not hedge fuel prices or purchase fuel derivatives. The risks of volatile fuel prices are effectively assumed by Airborne through the ACMI agreement.

Depreciation and amortization expense decreased 33.4% to $98,503 in 2003 compared to 2002. The decline is due to the lower depreciable base of property and equipment as a result of our August 15, 2003 separation from Airborne. In conjunction with the separation, we transferred property and equipment having a net book value of approximately $183.8 million to Airborne. Immediately after the separation, we recorded a SFAS No. 144 impairment charge, writing down depreciable assets remaining with ABX to their fair value (see Note A to the audited financial statements). In the process of recording the asset impairment and separation adjustments, depreciable aircraft asset lives were reassessed and adjustments were made to reflect management’s assessment of appropriate useful lives based in part on the ACMI agreement with Airborne. We estimate that reducing the useful lives of the aircraft increased deprecation expense approximately $1.8 million in 2003. Annualized depreciation and amortization expense, including the effect of asset additions, is expected to approximate $38.0 million in 2004.

Maintenance, materials and repairs decreased 1.9% in 2003 compared to 2002 due primarily to performing fewer scheduled DC-8 heavy maintenance checks in 2003. In 2004, more aircraft are scheduled for heavy maintenance checks than in 2003. Accordingly, we expect these expenses to increase in 2004.

Landing and ramp expense increased 6.6% in 2003 as compared to 2002. Included in this category are deicing costs, which were higher in 2003 due to adverse winter weather in the first quarter. These increases were offset by the transfer of ramp leases to Airborne effective with our separation on August 15, 2003. We expect landing and ramp expense to decline in 2004 due to the transfer of leases to Airborne.

Rent expense decreased 18.6% in 2003 compared to 2002. Effective August 15, 2003, the majority of lease agreements, including the lease agreements for the regional hubs, warehouse facilities and most airport locations, were transferred to Airborne. Since August 16, 2003, our expenses do not include rent expense for lease agreements transferred to Airborne. However, our expenses since August 16, 2003 include a pro rata portion of $2.0 million of annual lease expense for space at the Wilmington Air Park. We expect rent expense to decline slightly in 2004 due to the transfer of leases to Airborne.

Other operating expenses include pilot travel, professional fees, insurance, utilities and prior to August 16, 2003, allocations from Airborne (see Note C of the consolidated financial statements) and packaging and labeling supplies used by Airborne. Excluding the Airborne allocations, and packaging and labeling expenses, other operating expenses were $48.0 million in 2003 and 2002. We expect other operating expense to increase above $48.0 million in 2004, particularly for professional fees to support our operations as an independent company.

Interest Expense

Interest expense includes allocations from Airborne, interest on aircraft capital lease obligations of ABX, and since August 16, 2003, interest on the $92.9 million promissory note due to Airborne. Our interest expense decreased 36.1% in 2003 compared to 2002. Interest expense is lower because for the last 138 days of 2003, we did not incur an interest allocation from Airborne. Airborne interest allocations were $8.6 million and $18.1 million in 2003 and 2002, respectively. Interest on the promissory note is reimbursed by Airborne. The note bears interest of 5.0% per annum and principal payments can be deferred until 2028.

Income Taxes

The income tax benefit of $128.6 million for 2003 is primarily a result of a tax benefit of $220.3 million related to the impairment charge. The overall tax benefit was reduced by a valuation allowance of $81.0 million offsetting the net deferred tax asset created primarily as a result of the impairment charge.

Under provisions of SFAS No. 109 “Accounting for Income Taxes,” net deferred tax assets that are not likely to be realized require recording of an offsetting valuation allowance. Since it is reasonably likely ABX will not generate sufficient taxable earnings in future periods necessary to utilize the net deferred tax assets generated after recognition of the impairment charge, a valuation allowance has been recorded for the full amount of the net deferred tax assets remaining after the impairment charge. The effective income tax benefit rate was 22.4% in 2003 compared to an effective tax rate of 41.4% for 2002. The effective rate declined in 2003 due to the recording of the valuation allowance.

Post – Separation Earnings

We had non-GAAP earnings, excluding the impairment charge discussed above, of $10.6 million during the 138 days of the period ending December 31, 2003, during which we operated as an independent public company. Earnings from our two commercial agreements with Airborne (the ACMI agreement and Hub Services agreement) accounted for $9.1 million, while revenues from other customers accounted for $1.5 million of the $10.6 million of post-separation earnings.

Our earnings for the fourth quarter of 2003 were $7.6 million and consisted of $6.3 million from the Airborne agreements and $1.3 million from other customers. Our fourth quarter earnings from Airborne included incremental revenues of $1.2 million for service goals we achieved since August 16, 2003 under the two commercial agreements with Airborne. Additionally, the fourth quarter of 2003 included incremental revenues of $1.4 million earned by achieving cost goals for the fourth quarter. Beginning in 2004, any incremental markup for achieving cost goals under the two commercial agreements will be determined based on a weighting of 40% related to quarterly performance and 60% related to annual performance. Also, beginning in 2004, revenues for service goals are based on the attainment of annual targets. Accordingly, we will not recognize 60% of the cost goal revenues or any of the service goal revenues, until the fourth quarter of 2004.

The following tables summarize our post-separation operations during the quarter and 138-day periods, ended December 31, 2003 (in thousands).

	For the quarter ended December 31, 2003
	ACMI	Hub Services	Other Reimbursable	Airborne Subtotal	Customers other than Airborne	Total
Revenues:
Base	$119,622	$99,596	$48,818	$268,036	$3,460	$271,496
Incremental markup—cost	1,062	291	—	1,353	—	1,353
Incremental markup—service	347	869	—	1,216	—	1,216

Total revenues	121,031	100,756	48,818	270,605	3,460	274,065
Operating expenses	116,077	97,882	47,991	261,950	2,187	264,137
Interest expense	1,488		827	2,315	—	2,315

Total expense	117,565	97,882	48,818	264,265	2,187	266,452

Earnings	$3,466	$2,874	—	$6,340	$1,273	$7,613

	For the 138 days ended December 31, 2003
	ACMI	Hub Services	Other Reimbursable	Airborne Subtotal	Customers other than Airborne	Total
Revenues:
Base	$176,484	$144,555	$72,341	$393,380	$4,647	398,027
Incremental markup—cost	1,861	509	—	2,370	—	2,370
Incremental markup—service	347	869	—	1,216	—	1,216

Total revenues	178,692	145,933	72,341	396,966	4,647	401,613
Operating expenses (1)	171,132	142,068	71,117	384,317	3,185	387,502
Interest expense	2,317		1,224	3,541	—	3,541

Total expense	173,449	142,068	72,341	387,858	3,185	391,043

Non-GAAP earnings (1)	$5,243	$3,865	—	$9,108	$1,462	$10,570

(1)	Excludes impairment charge of $600.9 million and the related tax benefit of $134.8 million recorded in the third quarter of 2003.

For purposes of the above discussions on the results of operations, we have excluded the impairment charge of $600.9 million and its related tax benefit of $134.8 million from non-GAAP earnings. Non-GAAP earnings, which excludes the impairment charge, should not be considered a measure of financial performance under GAAP. We believe that excluding the impairment charge from our earnings is a significant component in understanding and assessing our financial performance. The impairment charge was triggered by our separation from Airborne, an event unlikely to recur. Excluding the impairment charge from our earnings is useful when comparing ABX’s financial results to previous periods or forming expectations of future results. Non-GAAP earnings should not be considered in isolation or as an alternative to net income, cash flows generated by operations, or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity.

The table below presents a reconciliation of our non-GAAP measure to the most directly comparable GAAP measure for the year ended December 31,2003 (in thousands):

GAAP net loss	$(446,901)
Unusual items:
Impairment charge	600,871
Tax benefit on impairment and separation	(134,738)

Non-GAAP earnings	$19,232

GAAP diluted loss per share	$(8.52)
Effect of unusual items, net of tax	8.88
Effect of anti-dilutive equivalent shares	(0.03)

Non-GAAP diluted earnings per share	$0.33

2002 Compared to 2001

Revenues

Total revenues of $1.174 billion in 2002 increased 0.7% compared to 2001 revenues of $1.165 billion. Revenues from Airborne increased 1.4% to $1.156 billion in 2002 compared to revenues of $1.140 billion in 2001 primarily as a result of an increase in our net expenses used to determine our revenue.

Charter service revenues decreased to $14.3 million in 2002 compared to $21.1 million in 2001. Charter revenues in 2002 were negatively impacted by the loss of U.S. Postal Service related charter business in addition to the weak economic climate. Other revenues, consisting primarily of aircraft parts and fuel sales, decreased to $3.3 million in 2002 compared to $4.2 million in 2001.

Operating Expenses

Total pieces handled increased 12.9% in 2002 to 456.2 million compared to 404.0 million in 2001. Total weight handled increased year-over-year by 28.5% to 1.949 billion pounds. Weight per piece increased 13.9% to 4.3 pounds in 2002 compared to 3.8 pounds in 2001. The increase in tonnage and weight per piece in 2002 is primarily due to Airborne’s expansion of its heavier weight Ground Delivery Service, (“GDS”), which was introduced in April 2001.

Operating costs measured on a per piece basis decreased 11.1% in 2002 to $2.47 compared to $2.78 in 2001. Operating costs measured on a per pound basis declined to $0.58, or 22.0% compared to $0.74 per pound in 2001. The significant decline in costs, on a per piece and per pound basis, reflects the impact of Airborne’s expansion of its deferred delivery service, which generally rely on lower-cost, contracted truck line-haul as opposed to the higher cost of air transportation, and our continued focus on labor productivity and cost control. Productivity, as measured by pieces handled per labor hour paid, increased 11.9% in 2002 to 31.9 compared to 28.5 pieces per labor hour paid in 2001.

Salary and wage expense in 2002 was 2.0% or $6.9 million higher than in 2001 as a result of increased average wage rates. During the same time period, benefit costs increased by 6.9% or $5.2 million reflecting higher healthcare costs and increases in our company-sponsored defined benefit pension plan expenses. Productivity improvements helped to offset some of the increased costs in this category. Total hours paid increased 1.0% in 2002 compared to 2001.

Purchased line-haul expense increased by 26.7% in 2002 as compared to 2001 primarily due to growth in Airborne’s GDS and Airborne@Home services.

Fuel expense decreased 13.1% in 2002 compared to 2001. The average aviation fuel price was $0.83 per gallon in 2002 compared to $0.91 per gallon in 2001. Aviation fuel consumption decreased 4.9% in 2002 to

153.0 million gallons compared to 160.8 million gallons in 2001. The decrease in consumption in 2002 was due to our efforts to reduce and combine certain flight segments beginning in the second quarter of 2001. Also, we continued our program of placing Boeing 767 aircraft into service, which allowed less fuel-efficient DC-8 aircraft to be moved to shorter lane segments, backup status or removed from service. Two Boeing 767 aircraft were placed in service in 2002 and three in 2001.

Depreciation and amortization included a $3.1 million charge in 2002 due to an unscheduled retirement of a DC-8 aircraft. A routine maintenance check on this aircraft revealed the need for extensive, unanticipated repairs. Rather than incur the additional maintenance costs, we decided to retire the aircraft. The non-cash charge is associated with adjusting the aircraft’s net book value to its fair value, which is the equivalent of an estimated parts value. The decline in depreciation expense in 2002 is due to the relatively lower levels of capital expenditures made in 2002 and 2001 in relation to expenditures in 2000 and prior years, coupled with the timing of certain aircraft becoming fully depreciated.

Maintenance, materials and repairs were 4.9% lower in 2002 compared to 2001. This decline was due primarily to a decrease in aircraft component overhaul costs and to lower DC-9 engine maintenance costs due in part to a change in the way we contract with others for engine overhauls. In July 2001, a third party service provider began performing major engine overhauls for our DC-9 aircraft based upon a rate per engine cycle. These costs are charged to expense in the period utilization occurs.

Landing and ramp expense increased 2.2% in 2002 compared to 2001. Included in this expense category are airport landing and ramp usage charges in addition to deicing costs. The increase was due to higher fees charged by airports starting in September 2001.

Rent expense increased 2.4% in 2002 compared to 2001. During 2002, we added a second facility to the Allentown, Pennsylvania regional hub and opened a new regional hub facility in Southern California bringing the total number of regional hubs to eleven.

Other expense was 3.0% lower in 2002 compared to 2001. The decrease in other expenses is primarily a result of lower packaging and labeling supply expenses offset by increased insurance costs.

Interest Expense

Our interest expense increased by 22.3% in 2002 when compared to 2001. The increase in interest expense is a function of higher consolidated interest costs incurred by Airborne and the corresponding higher allocations and the financing by ABX in August 2001 of five Boeing 767 aircraft.

Income Taxes

Our tax provisions for 2002 and 2001 were calculated on a stand-alone basis. The tax consequences of our operations prior to August 16, 2003 are included in Airborne’s consolidated tax returns. ABX’s effective income tax rate was 41.4% in 2002 and 42.6% in 2001. The lower effective rate in 2002 was due to lower levels of state income taxes and non-deductible items.

Federal Legislation Compensation

In the aftermath of the terrorist attacks of September 11, 2001, Congress passed the Air Transportation Safety and System Stabilization Act (“Act”), an emergency economic assistance package administered by the DOT, which was designed to help air carriers mitigate losses resulting from the closure of the national air system. Under provisions of the Act, Airborne was entitled to receive amounts to the extent of the lesser of actual losses or a formula based upon revenue ton-miles flown, including miles flown by ABX. Airborne received proceeds under the Act, representing reimbursable losses agreed to by the DOT. The losses compensated under the Act were losses recorded by Airborne and primarily related to its loss of customer revenues, net of expense reductions and additional costs incurred. ABX did not receive any of the proceeds from Airborne.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Operating cash flows were $101.4 million, $177.7 million and $209.5 million for 2003, 2002 and 2001, respectively. Our operating cash flows are primarily a function of aircraft depreciation expense reimbursed by Airborne and the markup earned under our commercial agreements with Airborne, offset by pension funding. The decline in operating cash flows compared to 2002 is primarily a result of lower reimbursed depreciation expense and increased pension funding during 2003. During 2004, we have budgeted to be reimbursed for approximately $38.0 million of depreciation from Airborne. We estimate that contributions to our qualified defined benefit pension plans will be between $29.0 million and $46.0 million in 2004. The actual contributions will depend upon a discount rate formula that will be effected by the passage of a pension funding bill pending approval by the U.S. Congress and signature of the President. If the bill as currently drafted becomes law, the Company’s 2004 pension funding will be near the lower end of the range specified.

Capital Expenditures

Total capital expenditures were $88.5 million in 2003 compared to $98.4 million and $94.9 million in 2002 and 2001 respectively. We devote a substantial amount of our operating cash resources to fund our capital expenditures. A significant portion of our capital expenditures relates to the acquisition and modification of aircraft and related flight equipment. We have continued our program to acquire and deploy Boeing 767 aircraft, which provide a higher level of operating efficiency than the DC-8 aircraft they replace. We acquired three Boeing 767 aircraft in 2003, compared to two Boeing 767 aircraft in 2002 and one Boeing 767 aircraft in 2001. As of December 31, 2003, two Boeing 767’s were undergoing modification to cargo configuration. Other 2003 capital expenditures included a DC-9 flight simulator, facilities and package handling equipment (subsequent to the August 15, 2003 separation from Airborne, capital expenditures associated with facilities and package handling equipment were no longer our responsibility), computer equipment, as well as tooling and expenditures supporting the operation of the airport in Wilmington, Ohio.

Commitments

The level of capital spending for 2004 is anticipated to be approximately $83.0 million. We have commitments to acquire two additional Boeing 767 aircraft during 2004 and one in 2005. These aircraft are committed to be modified to a standard freighter configuration from their original passenger configuration. Payments for the aircraft and conversions of these and other recently purchased aircraft will approximate $68.0 million and $37.0 million in 2004 and 2005, respectively. There are currently no aircraft or aircraft-related commitments extending beyond 2005. Over the past two years, we have been successful in negotiating deferrals of aircraft deliveries without incurring additional costs and we may request deferrals of future deliveries. However, there is no assurance any deferral of planned deliveries will be successfully negotiated or achieved without incurring additional costs. As we place additional Boeing 767 aircraft into service, we may remove additional DC-8 aircraft from service depending on factors such as overall capacity requirements and the need for aircraft in our charter operation.

As of December 31, 2003, we had the following contractual obligations and commercial commitments (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$92,949	—	—	—	92,949
Capital lease obligations	96,193	7,332	16,566	19,431	52,864
Operating leases	22,395	4,315	7,107	5,285	5,688
Unconditional purchase obligations	106,741	68,269	38,095	377	—

Total contractual cash obligations	$318,278	$79,916	$61,768	$25,093	$151,501

The unconditional purchase obligations consist of commitments for aircraft acquisitions and modifications and contracted maintenance services.

We estimate that contributions to our qualified defined benefit pension plans to range between $29.0 million and $46.0 million in 2004. Contributions for future years cannot be determined with reasonable accuracy at this time. The actual contributions will depend upon several factors, including our elections with respect to the various government regulations related to pension plans. Currently, the U.S. Congress is considering a funding reform bill whose passage would have significant impact on our pension contributions in future years.

As of December 31, 2003, approximately $20.5 million in various letters of credit are collateralized by Airborne on our behalf. These letters of credit relate primarily to our aircraft purchase commitments and are structured to expire near the scheduled delivery of the aircraft in 2004. If a letter of credit expires before the delivery of a related aircraft occurs, we may be required to collateralize a new letter of credit with our unrestricted cash.

Liquidity

At December 31, 2003, we had approximately $63.1 million of unrestricted cash balances. We anticipate that our current cash balances, combined with forecasted cash flows provided by commercial agreements with Airborne and growth in new business will be sufficient to fund our planned operations and capital expenditures for 2004 and beyond. If certain liquidity levels are not maintained, we will be able to request certain cash advances under the commercial agreements to supplement liquidity through 2005. Also, Airborne guarantees our financing obligations for three Boeing 767 aircraft. We are in the process of obtaining a secured line of credit or similar credit facility of approximately $20 million, net of outstanding letters of credit, however, there can be no assurance that we will be able to secure such a credit facility.

The promissory note due to Airborne limits cash dividends that we can pay to $1.0 million annually. We have not declared any cash dividends and intend to retain earnings to finance future growth and cash requirements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any material unconsolidated SPE transactions.

We adopted Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply prospectively to guarantees and indemnifications issued or modified after December 31, 2002. Our adoption of FIN 45 did not have any effect on our financial position or results of operations. No amounts have been recognized in our financial statements for the underlying fair value of guarantees and indemnifications. Certain of our operating leases and agreements contain indemnification obligations to the lessor that are considered ordinary and customary (e.g. use and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease. In conjunction with certain transactions, we sometimes provide routine indemnifications (e.g. environmental, tax and employee liabilities), the terms of which range in durations and are often limited.

The Company fully and unconditionally guarantees a senior note of Airborne. The senior note issued by Airborne bears interest at a rate of 7.35% and matures in September 2005. Subsequent to Airborne’s merger, DHL paid down this note, such that the remaining amount outstanding is $6.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative polices or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, self-insurance reserves, valuation of spare-parts inventory, useful lives, impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimations used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues from Airborne are recognized when the related services are performed. Prior to August 16, 2003, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from charters and services for customers other than Airborne. Since August 16, 2003, revenues from Airborne are determined based on the expenses incurred during a reporting period under the ACMI and Hub Services agreements. Expenses incurred under these agreements are generally subject to a base markup of 1.75%, which is recognized in the period during which the expenses are incurred. Certain costs, the most significant of which include fuel, interest on the promissory note to Airborne, rent, ramp fees and landing fees incurred for performance under the Airborne ACMI agreement are reimbursed and included in revenues without markup.

In addition to a base markup of 1.75%, both the ACMI and Hub Services agreements provide for an incremental markup potential based on our ability to achieve specified cost and service goals. The ACMI agreement provides for a maximum potential incremental markup of 1.60%, with 1.35% based on cost performance and 0.25% based on service performance. The Hub Services agreement provides for a maximum potential incremental markup of 2.10%, with 1.35% based on cost performance and 0.75% on service performance. Both contracts call for 40% of any incremental markup earned from cost performance to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, any incremental cost markup that we may achieve based on quarterly results (i.e., 40% of the 1.35% maximum potential) would be recognized in our quarterly revenues. The 60% of the incremental cost markup potential measured against annual performance (i.e., 60% of the 1.35% maximum potential) would be recognized during fourth quarter, when full year results are known. Incremental markup potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the Hub Services agreement) is measured annually and any revenues earned, if any, from our attainment would be recognized during the fourth quarter, when full year results are known.

Charter service revenues are recognized for scheduled and non-scheduled flights performed for customers other than Airborne. Revenues are recognized when the specific flight has been completed. Other revenues, primarily for aircraft parts and fuel sales, are recognized when the parts and fuel are delivered. Revenues earned providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed.

Depreciation

Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. The acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of our assets. We may change the estimated useful lives due to a number of reasons, such as the existence of excess capacity in our air system or ground networks, or changes in regulations grounding or limiting the use of aircraft. In 2003, as a result of the separation from Airborne, ABX recorded an impairment loss and changed the useful lives of its aircraft.

Self-Insurance

We self-insure certain claims relating to workers compensation, aircraft, automobile and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare, an independent actuarial report. Changes in claim severity and frequency could result in actual claims being materially different than the amounts provided for in our annual results of operations.

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

Postretirement Obligations

We sponsor qualified defined benefit plans for our pilots and other eligible employees. We also sponsor unfunded postretirement healthcare plans for our pilot and non-pilot employees. Additionally, we sponsor unfunded excess plans for certain employees in a non-qualified plan which includes our executive management, that provide benefits in addition to amounts permitted to be paid under provisions of the tax law to participants in our qualified plans.

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

NEW ACCOUNTING PRONOUNCEMENTS

A number of new accounting pronouncements were enacted in 2003. None of these new pronouncements had a material effect on our financial position or results of operations during 2003 and are not expected to have a material effect on future operations or financial position. See Note B to the accompanying financial statements for discussion of these recent accounting pronouncements.

RISKS FACTORS ASSOCIATED WITH ABX’S BUSINESS

We rely on a single customer for substantially all of our revenue and operating cash flows.

We expect revenues from our ACMI agreement and Hub Services agreement with Airborne to account for nearly all of our revenues and cash flows during 2004. If Airborne experiences a decline in its business, our own business volume would experience a corresponding decline.

Our success is highly dependent upon the level of business activity and overall economic conditions in the U.S. An economic downturn in the U.S. is likely to adversely affect demand for delivery services offered by Airborne, in particular expedited services shipped via aircraft. During an economic slowdown customers generally use ground based delivery services instead of more expensive air delivery services. A prolonged economic slowdown may increase the likelihood that Airborne would reduce the scope of services we provide under the ACMI contract.

Certain terms of the ACMI agreement and Hub Services agreement with Airborne may adversely affect ABX’s operating results.

The ACMI and Hub Services agreements expire in August 2010 and August 2006, respectively. Beginning in August 2004 however, Airborne may reduce the level of services we provide under these agreements. If Airborne reduces the service levels, our revenues, net income and cash flows would likely decline.

Under the ACMI agreement and the Hub Services agreement, if we do not meet certain performance standards, after a cure period, Airborne may terminate the ACMI agreement and the Hub Services agreement prior to the end of their respective terms.

Although the ACMI agreement and Hub Services agreement with Airborne are structured as cost plus arrangements, the costs for which we can be reimbursed are subject to certain limitations. For instance, labor rate increases are capped at predetermined levels and certain other costs are non-reimbursable. Accordingly, if labor costs sharply increase or we incur excessive non-reimbursable costs, there can be no assurance that the revenues from these agreements will generate sufficient income to recover our costs.

The ACMI agreement with Airborne may limit our ability to provide services to third parties.

The ACMI agreement limits our ability to use the aircraft designated for use under the ACMI agreement to perform services for parties other than Airborne by permitting such use only if (1) it does not interfere in any material respect with ABX’s performance of ACMI services for Airborne, (2) ABX does not solicit Airborne’s customers in competition with Airborne, (3) it does not involve ABX providing air cargo transportation services to major integrated international air express delivery companies with annual revenues in excess of $5 billion (other than the United States Postal Service or any affiliate of Airborne or DHL) and (4) an ABX event of default stemming from the commercial agreements shall not have occurred and be continuing. The restrictions on our aircraft not designated for use under the ACMI agreement are less restrictive and prevent services only if it would interfere in any material respect with our performance of ACMI services for Airborne.

If insurance coverage becomes unavailable, it would adversely affect our ability to operate.

Following the terrorist attack of September 11, 2001, commercial insurance providers initially cancelled war risk liability insurance coverage and thereafter began offering such coverage on a more limited basis and at substantially higher rates. For this reason, the U.S. government has been and is continuing to offer war risk insurance to United States airlines at rates below the commercial insurance market. The U.S. government has committed to offer war risk insurance to airlines through August 31, 2004, after which it may be necessary to procure war risk insurance in the commercial market. The war risk insurance available to airlines in the commercial market may be more limited in coverage and/or may not be available on commercially reasonable terms. If we do not maintain certain insurance coverage, our fleet may be grounded.

Although we believe that our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed upon renewal or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on our financial condition and could affect our ability to obtain insurance in the future.

Our inability to comply with, or the costs of complying with, government regulations could negatively affect our results of operations.

Our operations are subject to complex aviation, transportation, environmental, labor, employment and other laws and regulations. These laws and regulations generally require us to maintain and comply with a wide variety of certificates, permits, licenses and other approvals. Our inability to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations, could result in substantial fines or, in the case of DOT and FAA requirements, possible revocation of our authority to conduct our operations.

As of December 31, 2003, all aircraft in our in-services fleet of 115 aircraft were manufactured prior to 1990. Manufacturer Service Bulletins and the Federal Aviation Administration Airworthiness Directives issued under its “Aging Aircraft” program cause aircraft operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. Airworthiness Directives have been issued that require inspections and both major and minor modifications to such aircraft. It is possible that additional Service Bulletins or Airworthiness Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future. The cost of compliance with Airworthiness Directives and of following Service Bulletins cannot currently be reasonably estimated, but could be substantial.

Failure to maintain ABX’s operating certificate and authorities would adversely affect its business.

We have the necessary authority to conduct flight operations within the United States and maintain a Domestic All-Cargo Air Service Certificate for our domestic services, a Certificate of Public Convenience and Necessity for Route 377 for our Canada service, and an Air Carrier Operating Certificate issued to ABX by the FAA. The continued effectiveness of such authority is subject to our compliance with applicable DOT and FAA statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future.

Under United States laws, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. air carrier. The separation of ABX from Airborne required us to file a notice of a substantial change with the DOT. In connection with the filing, the DOT will determine whether ABX continues to be fit, willing and able to engage in air transportation of cargo and is a U.S. citizen. The DOT may determine that DHL indirectly controls ABX as a result of the commercial arrangements (in particular, the ACMI agreement and the Hub Services agreement) between ABX and Airborne. If the DOT determined that ABX was controlled by DHL, the DOT could bring an enforcement action against ABX to revoke its certificates. The DOT could take action requiring ABX to show cause that it is a U.S. citizen, that is fit, willing and able to engage in air transportation of cargo, or requiring amendments or modifications of the ACMI agreement, the Hub Services agreement or the other transaction documents. If we were unable to modify such agreements to the satisfaction of the DOT, the DOT may seek to suspend, modify or revoke our air carrier certificates and/or authorities.

The loss of our authority, including in the situation described above, would materially and adversely affect our operations and would effectively eliminate our ability to operate the air services.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to market risk for changes in the price of jet and diesel fuel, however, this risk is largely mitigated by reimbursement through the ACMI agreement.

We have interest rate risk as a result of debt obligations. As of December 31, 2003, $128.6 million of fixed interest rate exposure and $60.5 million of variable interest rate exposure were outstanding on debt arrangements.

Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is largely mitigated, however, because our interest expense for the debt with variable rate risk is marked up and charged to Airborne under our ACMI agreement. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase in interest rates would have resulted in an increase in interest expense of approximately $1.2 million for the year ended December 31, 2003.

The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long-term debt through a hypothetical 20% decrease in interest rates. As of December 31, 2003, a 20% decrease in interest rates would have increased the fair value of our fixed interest rate debt by approximately $9.0 million.

The Company did not have any derivative financial instruments at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of ABX Air, Inc.

We have audited the accompanying consolidated balance sheets of ABX Air, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index of item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2003 the Company changed its estimated useful lives of aircraft.

As discussed in Note A to the consolidated financial statements, the Company determined that the carrying value of its long-lived assets had been impaired during 2003. In accordance with Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of approximately $600.9 million for the year ended December 31, 2003.

As discussed in Note C, prior to August 16, 2003, the Company operated as a wholly-owned subsidiary of Airborne, Inc. Accordingly, the accompanying consolidated financial statements may not necessarily be representative of the results of operations that would have been attained if the Company would have operated as an unaffiliated entity. Certain expenses prior to August 16, 2003 represent allocations made from and applicable to Airborne, Inc. as a whole.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
February 23, 2004
Dayton, Ohio

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31
	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$63,101	$33
Restricted cash (Note B)	2,640	—
Accounts receivable, net of allowance of $269 and $209 in 2003 and 2002, respectively	5,482	2,318
Spare parts and fuel inventory	16,252	37,223
Prepaid supplies and other	2,511	14,454
Deferred income tax assets	—	9,135

TOTAL CURRENT ASSETS	89,986	63,163
Property and equipment, net (Note E)	312,803	1,089,485
Other assets	10,317	21,360

TOTAL ASSETS	$413,106	$1,174,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,355	$52,338
Salaries, wages and benefits	35,187	36,763
Accrued expenses	5,921	15,238
Current portion of postretirement liabilities	9,044	21,841
Current portion of long-term obligations	7,332	7,066
Unearned revenue (Note C)	12,301	—

TOTAL CURRENT LIABILITIES	113,140	133,246

Long-term obligations (Note G)	181,810	107,077

Postretirement liabilities (Note I)	57,781	46,017

Other liabilities	1,709	6,649

Deferred income tax liabilities	—	174,089

Advances from parent	—	474,608

Commitments and contingencies (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized; December 31, 2003—58,270,400 shares issued and outstanding; December 31, 2002—52,107,129 shares issued and outstanding	583	521
Additional paid-in capital	428,637	410
Retained earnings (deficit)	(365,175)	237,070
Accumulated other comprehensive loss (Note J)	(5,379)	(5,679)

TOTAL STOCKHOLDERS’ EQUITY	58,666	232,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$413,106	$1,174,008

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31
	2003	2002	2001
REVENUES	$1,160,959	$1,173,735	$1,165,037
OPERATING EXPENSES:
Salaries, wages and benefits	472,028	451,474	439,216
Purchased line-haul	171,695	150,281	118,570
Fuel	150,454	129,321	148,786
Maintenance, materials and repairs	114,032	116,254	122,193
Depreciation and amortization	98,503	147,993	160,327
Landing and ramp	27,816	26,082	25,530
Rent	9,748	11,982	12,279
Other operating expenses	74,978	91,813	94,642
Impairment charge (Note A)	600,871	—	—

	1,720,125	1,125,200	1,121,543

EARNINGS (LOSS) FROM OPERATIONS	(559,166)	48,535	43,494

INTEREST EXPENSE	(16,517)	(25,866)	(21,147)
INTEREST INCOME	138	—	—

EARNINGS (LOSS) BEFORE INCOME TAXES	(575,545)	22,669	22,347

INCOME TAX (EXPENSE) BENEFIT (Note F)	128,644	(9,383)	(9,527)

NET EARNINGS (LOSS)	$(446,901)	$13,286	$12,820

EARNINGS (LOSS) PER SHARE:
Basic	$(8.52)	$0.25	$0.25

Diluted	$(8.52)	$0.23	$0.22

WEIGHTED AVERAGE SHARES (Note D):
Basic	52,474	52,107	52,107
Diluted	52,474	58,521	58,521

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2003	2002	2001
OPERATING ACTIVITIES:
Net earnings (loss)	$(446,901)	$13,286	$12,820
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment charge	600,871	—	—
Deferred income taxes	(134,738)	11,063	16,870
Depreciation and amortization	98,503	147,993	160,327
Postretirement liabilities	(2,751)	(5,218)	15,457
Changes in assets and liabilities:
Restricted cash	(2,640)	—	—
Accounts receivable	(3,293)	1,227	4,855
Inventory and prepaid supplies	2,082	1,258	5,264
Accounts payable	(7,925)	(2,774)	(8,541)
Accrued expenses, salaries, wages and benefits and other liabilities	(14,720)	10,185	1,783
Unearned revenue	12,301	—	—
Other	644	697	632

NET CASH PROVIDED BY OPERATING ACTIVITIES	101,433	177,717	209,467

INVESTING ACTIVITIES:
Additions to property and equipment	(88,524)	(98,401)	(94,889)

NET CASH USED IN INVESTING ACTIVITIES	(88,524)	(98,401)	(94,889)

FINANCING ACTIVITIES:
Proceeds from promissory note	89,021	—	—
Distribution of promissory note proceeds to Airborne, Inc.	(29,021)	—	—
Advances from Airborne, Inc.	(2,203)	(72,823)	(217,055)
Principal payments on long-term obligations	(7,332)	(6,493)	(1,845)
Line of credit cost	(306)
Proceeds from issuance of aircraft loan	—	—	61,975
Proceeds from sale-leaseback of aircraft	—	—	40,800

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	50,159	(79,316)	(116,125)

NET INCREASE (DECREASE) IN CASH	63,068	—	(1,547)
CASH AT BEGINNING OF YEAR	33	33	1,580

CASH AT END OF YEAR	$63,101	$33	$33

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized (Note B)	$13,665	$25,853	$20,515
Taxes paid	—	—	—

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2000	52,107,129	$521	$410	$210,964	$—	$211,895
Comprehensive income:
Net earnings				12,820		12,820
Other comprehensive income (loss), net of tax:
Unrealized interest rate swap gain					626	626
Minimum pension liabilities					(1,342)	(1,342)

Total comprehensive income						$12,104

BALANCE AT DECEMBER 31, 2001	52,107,129	521	410	223,784	(716)	223,999

Comprehensive income:
Net earnings				13,286		13,286
Other comprehensive income (loss), net of tax:
Unrealized interest rate swap loss					(2,830)	(2,830)
Minimum pension liabilities					(2,133)	(2,133)

Total comprehensive income						$8,323

BALANCE AT DECEMBER 31, 2002	52,107,129	521	410	237,070	(5,679)	232,322

Separation from Airborne, Inc.:
Dividend of certain assets and liabilities to Airborne, Inc. (Note A)				(155,344)		(155,344)
Cancellation of advances payable to Airborne, Inc. (Note A)			457,310			457,310
Distribution of promissory note proceeds to Airborne, Inc.			(29,021)			(29,021)
Issuance of shares to note holders of Airborne’s Convertible Senior Notes (Note D)	6,163,271	62	(62)
Comprehensive loss:
Net loss				(446,901)		(446,901)
Other comprehensive income (loss), net of tax:
Unrealized interest rate swap gain					2,204	2,204
Minimum pension liabilities					(1,904)	(1,904)

Total comprehensive loss						$(446,601)

BALANCE AT DECEMBER 31, 2003	58,270,400	$583	$428,637	$(365,175)	$(5,379)	$58,666

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended December 31, 2003

NOTE A—BACKGROUND AND BASIS OF PRESENTATION

Nature of Operations

ABX Air, Inc. (“ABX” or the “Company”), is a U.S. certificated air carrier that provides air cargo transportation services within the U.S. and to Canada and Puerto Rico. The Company also provides package handling, line-haul logistics, warehousing and other air cargo transportation related services. Airborne Inc. and its subsidiaries (“Airborne”) provided the Company with approximately 98% of its revenues in 2003, 2002 and 2001. The Company also offers ACMI (aircraft, crew, maintenance and insurance) and on-demand charter services to other customers, including freight forwarders and major shippers. Management assesses the performance of the Company in its entirety and operates the Company as a single business segment.

The Company provides air cargo transportation services through the operation of a fleet of 115 in-service aircraft. At December 31, 2003, the fleet consisted of 24 Boeing 767, 74 McDonnell Douglas DC-9 and 17 McDonnell Douglas DC-8 aircraft. Additionally, the Company charters approximately 60 smaller aircraft to connect small cities with metropolitan cities served by its in-service fleet. The Company operates and maintains Airborne’s main air hub and package sorting center, located in Wilmington, Ohio and eleven regional sort facilities. The Company provides truck line-haul services through contracts with independent trucking companies.

Separation Agreement

On August 15, 2003, the Company was separated from its former parent, Airborne, and became an independent, publicly-owned company. Separation of the Company from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express B. V. (“DHL”). The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of the Company to Airborne. After the separation of the Company, Airborne became an indirect wholly-owned subsidiary of DHL pursuant to the merger agreement. The separation of the Company from Airborne occurred according to the terms and conditions of the separation agreement, which was included in ABX’s amended registration statement filed on July 11, 2003.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

Transfer of Assets and Liabilities

Immediately prior to the separation from Airborne, the net assets and liabilities of the ground operations of the Company (including its central and regional sort facilities, runways, taxiways, aprons, buildings serving as aircraft and equipment maintenance facilities, storage facilities, a training center and both operations and administrative offices) were transferred to Airborne. Additionally, ABX transferred the membership interests of Wilmington Air Park, Inc. which owned Wilmington Air Park airport, to Airborne. The carrying amount of the assets and liabilities transferred was $199.2 million and $43.8 million, respectively. The table below summarizes the assets and liabilities transferred to Airborne.

Dividend from Retained Earnings
(in thousands)
Assets
Cash received from Airborne	$(46)
Accounts receivable and prepaids	375
Spare parts and inventory	10,020
Deferred income tax	2,346
Property and equipment	183,821
Other assets	2,646

Total assets	$199,162

Liabilities
Accounts payable and accrued expenses	$1,192
Debt	10,942
Deferred income tax	31,684

Total liabilities	$43,818

Net transfer	$155,344

Capitalization of ABX

At the time of separation, the Company split its stock and issued 52,106,129 additional shares of ABX Air, Inc. common stock, with a par value of $0.01 per share to the Airborne stockholders under terms of the merger agreement. The advances from Airborne of $457.3 million were cancelled. The Company issued a promissory note to Airborne in the amount of $89.0 million and transferred $29.0 million to Airborne, leaving ABX with a cash balance of $60.0 million. The note was subsequently increased to $92.9 million to true up certain separation adjustments and leave total stockholders’ equity of $50.0 million after recording the impairment charge discussed below. The principal of the note is due in 2028 and the note bears interest at 5.00% per annum, payable semi-annually. The interest expense on the promissory note is reimbursable, as discussed below, without markup.

Commercial Agreements

In connection with the separation, the Company entered into a number of commercial agreements with Airborne, including an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul services agreement (“Hub Services agreement”). Under these agreements, the Company provides air cargo transportation, package handling, warehousing, line-haul logistics and airport, equipment and facilities maintenance services to Airborne and receives compensation generally as determined by cost plus a base markup percentage of 1.75%. Both agreements also allow the Company to earn incremental markup above the base

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

1.75% markup (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from achievement of cost and service goals outlined in the two commercial agreements. Certain costs under the agreements are reimbursable only, without markup. These costs primarily include jet fuel expense, landing and ramp rental charges, certain facility rent, and interest expense on the note payable to Airborne. Income tax expense incurred by the Company, as well as direct expenses incurred to secure revenue from customers other than Airborne are not reimbursed under the terms of the two commercial agreements. The ACMI agreement has a term of seven years, with an automatic renewal for an additional three years, unless a one year advance notice is given, or if the Company is not in compliance with applicable performance standards specified in the agreement. The Hub Services agreement has a term of three years, with one-year automatic renewals, unless ninety-days advance notice is given.

During the first year of the term of the ACMI agreement, Airborne may not make any changes in the air routes or number of aircraft that would reduce the scope of the services provided by the Company under the ACMI agreement, unless an event of default relating to performance failures occurs. After August 15, 2004, Airborne may add, delete or modify the air routes, including the termination of specific ACMI aircraft. Additionally, during the first year of the Hub Services agreement, Airborne cannot reduce the scope of hub services except in connection with performance failures or labor disputes that cause the Company to fail to meet specified service standards. After August 15, 2004, Airborne can change the scope of services by terminating specific services at one or more hub facilities after giving at least sixty days notice to the Company. For any aircraft removed from service during the term of the ACMI agreement, the agreement allows the Company to put the aircraft to Airborne, requiring Airborne to buy such aircraft from the Company at book value or fair value depending on its level of stockholders’ equity and the size of the promissory note to Airborne at the time the put is executed.

Impairment

The separation of the Company from Airborne and the execution of the related commercial agreements, collectively constituted an event requiring the Company to evaluate the recoverability of the carrying value of its long-term assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, ABX is required to record an impairment charge for the excess of the carrying value of the long-lived asset group over its fair value.

Reductions in air travel in recent years and depressed economic conditions have resulted in a surplus of aircraft within the airline and air cargo industries. The fair value of the Company’s aircraft was derived using a market approach by comparing recent sales of similar assets and adjusting these comparables for factors such as age and condition. The fair value of aircraft-related parts and equipment was derived from a cost approach in which replacement costs were adjusted downward for reduction in value due to physical depreciation and functional obsolescence. As a result of the fair value analysis, the Company recorded a pre-tax charge of $600.9 million to write down aircraft, aircraft-related parts and equipment to their fair values on August 16, 2003. The impairment charge generated an income tax benefit, net of allowance, of $134.8 million, such that the net impact to earnings of the impairment recorded was $466.1 million.

In conjunction with the fair value evaluation of its assets, the Company reassessed the useful lives and residual values of its aircraft. As a result, the Company changed the useful lives used to amortize its Boeing 767, DC-9 and DC-8 aircraft to 15, 7 and 5 years, respectively, beginning August 16, 2003. Prior to the separation from Airborne, the Company depreciated its Boeing 767, DC-9 and DC-8 aircraft over 18, 10 and 7 years respectively. Had the Company not changed the estimated useful lives of the aircraft, 2003 depreciation expense would have been approximately $1.8 million less than reported.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries are eliminated upon consolidation. The consolidated financial statements also include allocations of certain expenses, assets and liabilities that previously were recorded in the accounts of Airborne. The allocations are necessary to report the Company’s operations, cash flows and financial position as if the Company had operated on a stand-alone basis for all periods presented. Management believes these allocations were made on a reasonable basis. However, the results depicted by these financial statements may not be indicative of the conditions that would have existed or the results of operations if the Company had operated as a separate entity.

Prior to August 16, 2003, the Company operated as a wholly-owned subsidiary of Airborne. Accordingly, our 2003 consolidated financial statements include only 138 days of operations as an independent publicly-owned company. The Company’s operating results prior to separation from Airborne do not reflect the effects of the pricing structure under the ACMI agreement and Hub Services agreement, the new capital structure of the business, the current tax status, the cost of new corporate functions and other changes resulting from the separation from Airborne.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, spare-parts inventory, depreciation and impairments of property and equipment, labor contract settlements, postretirement obligations, income taxes, contingencies and litigation. Changes in these estimates and assumptions may have a material impact on the financial statements.

Restricted Cash

Restricted cash consists of letters of credit held as collateral primarily for insurers of workers compensation benefits.

Spare Parts Inventory

The Company values aircraft spare parts inventory at weighted-average cost and maintains a related obsolescence reserve. A provision for spare parts obsolescence is recorded over the estimated useful life of the aircraft which considers the spare parts expected to be on hand on the date the aircraft fleet is anticipated to be removed from service. Should changes occur regarding expected spare parts to be on hand or anticipated useful lives of our aircraft, revisions to the estimated obsolescence reserve may be required.

Property and Equipment

Property and equipment are stated at cost. The cost and accumulated depreciation of property and equipment disposed of are removed from the accounts with any related gain or loss reflected in earnings from operations.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are as follows:

Aircraft and flight equipment	5 to 18 years
Package handling and ground support equipment	3 to 10 years
Vehicles and other equipment	3 to 8 years

The Company periodically evaluates the useful lives, salvage values and fair values of property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of reasons, such as an assessment done quarterly to determine if excess capacity exists in the air or ground networks, or changes in regulations governing the use of aircraft.

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

The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.

Capitalized Interest

Interest incurred during the construction period of facilities and on aircraft purchase and modification costs is capitalized until the date the asset is placed in service as an additional cost of the asset. Capitalized interest was $1.6 million, $1.4 million and $2.4 million for 2003, 2002 and 2001, respectively.

Income Taxes

Income taxes have been computed using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more than likely that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. The Company’s tax provisions were calculated on a stand-alone basis. Through August 15, 2003, the Company was included in Airborne’s consolidated tax return.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income or loss. Other comprehensive income or loss for the Company consists of changes from minimum pension liabilities and an interest rate swap agreement.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

Interest Rate Swap Agreement

Airborne, on behalf of the Company, entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting variable debt incurred on certain aircraft financings to fixed rates. Prior to the separation of the Company, Airborne settled the interest rate swap agreement. The interest rate swap had maturity dates, interest rate reset dates, and notional amounts that match those of the underlying debt of the Company. The Company accounted for the interest rate swap under the provisions of SFAS No. 133, as amended. This statement requires that each derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement also establishes criteria for a derivative to qualify as a hedge for accounting purposes. Changes in fair value of derivatives designated as hedges of forecasted transactions are deferred and recorded as a component of accumulated other comprehensive loss until the hedged forecasted transaction occurs and is recognized in earnings. In addition, all derivatives used in hedge relationships must be designated, reassessed and documented pursuant to provisions of SFAS No. 133.

The differential between the variable and fixed rates to be paid or received was accrued as interest rates changed and was recorded as an adjustment to interest expense. The notional principal amount of the interest rate swap was $54.4 million as of December 31, 2002. The fair value of the interest rate swap agreement and the amount of hedging losses deferred on the interest rate swap included in other long-term liabilities on the consolidated balance sheets was $3.6 million at December 31, 2002. Fair value of the swap is based on the current LIBOR (London Inter-Bank Offered Rate) yield curve. Changes in fair value of the interest rate swap are reported, net of related income taxes, in accumulated other comprehensive loss. This amount is reclassified into interest expense as a yield adjustment in the same period in which the related interest, on the aircraft financings, affects earnings. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements of operations. Incremental interest expense incurred as a result of the interest rate swap was $1.1 million, and $1.6 million in 2003 and 2002, respectively.

Fair Value Information

The carrying amounts for accounts receivable and current liabilities approximate fair value. The fair value of long-term debt was approximately $186.0 million at December 31, 2003, about $3.1 million less than the carrying value.

Revenue Recognition

Revenues from Airborne are determined based on expenses incurred during a period and recognized when the related services are performed. Prior to August 16, 2003 revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from Airborne are determined based on the expenses incurred during a reporting period under the two commercial agreements (see Note A). Expenses incurred under these agreements are generally subject to a base markup of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to Airborne, certain rent and ramp and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without markup.

Both agreements also allow the Company to earn incremental markup above the base 1.75% markup (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of cost and service goals outlined in the two commercial agreements. The agreements stipulate the

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

setting of quarterly and annual cost goals and annual service goals expressly specified in each of the two agreements. At the end of each fiscal year, the Company measures the achievement of annual goals and records any incremental revenues earned by achieving the annual goals. In a similar way, the Company measures quarterly goals and records incremental revenues in the quarter in which earned.

Charter service revenues are recognized on scheduled and non-scheduled flights for customers other than Airborne. Revenues are recognized when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed.

Federal Legislation Compensation

In the aftermath of the terrorist attacks of September 11, 2001, Congress passed the Air Transportation Safety and System Stabilization Act (“Act”), an emergency economic assistance package administered by the Department of Transportation (“DOT”), which was designed to help air carriers mitigate losses resulting from the closure of the national air system. Under provisions of the Act, Airborne was entitled to receive amounts to the extent of the lesser of actual losses or a formula based upon revenue ton-miles flown, including miles flown by the Company. Airborne received proceeds under the Act, representing reimbursable losses agreed to by the DOT. The losses compensated under the Act were losses recorded by Airborne and primarily related to its loss of customer revenues, net of expense reductions and additional costs incurred. The Company did not receive any of the proceeds from Airborne.

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143, which was effective for the Company on January 1, 2003, did not have a significant impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, “Accounting for Leases” and Technical Corrections.” SFAS No. 145 requires that only certain extinguishments of debt be classified as extraordinary items. Further, this statement requires capital leases that are modified so that the resulting lease agreement is classified as an operating lease to be accounted for under the sale-leaseback provisions of SFAS No. 98 “Accounting for Leases.” The provisions of the statement pertaining to debt extinguishments are effective for the Company beginning on January 1, 2003. The provision of the statement pertaining to lease modifications is effective for transactions consummated after May 15, 2002. Implementation of this statement has not had a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF Issue 94-3, required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

the Company’s exit or disposal activities that are initiated on or after January 1, 2003. Implementation of this statement has not had a significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. Additionally, this interpretation clarifies the requirements for recognizing a liability at the inception of the guarantee equal to the fair value of the obligation undertaken in issuing the guarantee. Disclosures under FIN 45 are effective for the Company on December 31, 2002. The Company’s guarantees are exempted from the recognition and measurement provisions of this interpretation because they were entered into prior to December 31, 2002. Additional disclosures regarding these guarantees, as required by FIN 45, are included in Note H. Any guarantees that the Company issues or modifies after December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation will be recognized.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not granted stock options to its employees or any non-employees. Accordingly, implementation of this statement is not anticipated to have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments the Company may enter into after June 30, 2003. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

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

In December 2003, the FASB revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003, and the Company has included these disclosures in Note I to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

NOTE C—AIRBORNE TRANSACTIONS

The Company’s revenues, cash flows and liquidity resources are highly dependent on Airborne. Substantially all of the Company’s revenues are derived through contracted services provided to Airborne. Revenues from contracted services performed for Airborne were $1.1 billion, $1.2 billion and $1.1 billion for 2003, 2002 and 2001, respectively.

At December 31 2003, the Company’s balance sheet included the following balances related to revenue transactions with Airborne (in thousands):

Asset (Liabilities)
Accounts receivable	$4,074
Accounts payable	(6,632)
Unearned revenue	(12,140)

Net liability	$(14,698)

As specified in the two commercial agreements with Airborne, the Company is advanced funds on each Monday for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects the portion of a scheduled payment from Airborne that relates to 2004 revenues of the Company. Accounts receivable is primarily from the revenues earned in 2003 for the incremental markup specified by the commercial agreements. Accounts payable is primarily amounts advanced by Airborne in excess of the Company’s cost and base markup earned in 2003.

Shared Service Allocations

Prior to August 16, 2003, Airborne performed various corporate functions in support of the activities of the consolidated group, which included the Company. Airborne provided the Company with certain insurance coverage, information technology support, accounting, audit, tax, cash management and treasury administration, employee benefit plan administration, governmental affairs, and other services. Included in other expenses in the consolidated statements of earnings are allocations for these services as follows (in thousands):

	Year ended December 31
	2003	2002	2001
Insurance premiums and claims processing	$403	$1,189	$761
Letters of credit	1,231	750	600
Audit	41	54	46
Information technology support	300	466	452
Accounting, tax, cash management and treasury support	275	427	414
Employee benefits administration	37	57	55
Government affairs and industry trade group fees	77	164	225
Other	130	202	196

Total	$2,494	$3,309	$2,749

Interest Expense

Prior to August 16, 2003, interest expense included allocations to the Company of interest cost incurred by Airborne in addition to interest expense incurred on obligations of the Company. The Company was allocated

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

interest expense based upon its proportionate share of stockholders’ equity, inclusive of advances from parent, in comparison to consolidated totals of Airborne. Allocations of $8.6 million, $18.1 million and $19.4 million were made for 2003, 2002 and 2001 respectively.

NOTE D—COMPUTATION OF EARNINGS PER SHARE

The outstanding share count reflects a stock split at the ratio necessary to provide an ABX common share for each share of Airborne common stock outstanding at the time of the Company’s separation from Airborne. Basic and diluted earnings per share have been restated to reflect the stock split for all periods presented. The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Year Ended December 31
	2003	2002	2001
Net income (loss) applicable to common stockholders	$(446,901)	$13,286	$12,820

Weight-average shares outstanding for basic earnings per share	52,474	52,107	52,107
Common equivalent shares:
Assumed conversion of Airborne’s 5.75% Convertible Senior Notes	—	6,414	6,414

Weighted-average shares outstanding assuming dilution	52,474	58,521	58,521

Basic earnings per share	$(8.52)	$0.25	$0.25

Diluted earnings per share	$(8.52)	$0.23	$0.22

In December 2003, the Company issued approximately 6.2 million shares to note holders of Airborne’s 5.75% Convertible Senior Notes, due on April 1, 2007. According to the terms of those notes, after Airborne underwent the merger with DHL, the note holders became entitled to receive, upon a voluntary conversion of the notes, the merger consideration paid in connection with the merger, which included ABX common stock deliverable by the Company. In November and December 2003, Airborne issued tender offers to the note holders to incentivize the conversion of the notes, and by December 31, 2003, all outstanding Airborne notes had been converted. The Company did not receive any proceeds from the issuance of shares of common stock to the note holders. The calculation of diluted earnings per share for 2003 does not include approximately 5.8 million weighted average shares for the common stock issued to the Airborne note holders in December 2003. The shares were not included in the dilutive calculation because doing so would have an anti-dilutive effect on the diluted earnings per share.

NOTE E—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31
	2003	2002
Aircraft and flight equipment	$470,736	$1,882,447
Land, buildings, runways and leasehold improvements	—	212,467
Package handling and support equipment	43,067	189,522
Vehicles and other equipment	1,374	23,835

	515,177	2,308,271
Accumulated depreciation and amortization	(202,374)	(1,218,786)

Property and equipment, net	$312,803	$1,089,485

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

Property and equipment includes $35.4 million in 2003 and $40.8 million in 2002, and accumulated depreciation and amortization includes $0.8 million and $3.6 million for capital leases as of December 31, 2003 and 2002, respectively.

NOTE F—INCOME TAXES

The impairment charge resulted in a net deferred tax asset, which under provisions of SFAS No. 109, “Accounting for Income Taxes,” was fully offset by a valuation allowance established due to the likelihood that future taxable earnings generated would not allow for the asset’s full utilization.

Deferred income tax assets (liabilities) consist of the following (in thousands):

	December 31
	2003	2002
Capital and operating leases	$33,858	$36,040
Post-retirement employee benefits	16,010	11,397
Net operating loss carryforward	11,864	—
Employee benefits other than post-retirement	5,399	6,582
Accelerated depreciation and impairment charges	5,131	(210,024)
State taxes	4,297	(12,944)
Other	622	3,995
Valuation allowance	(77,181)	—

Net deferred income tax liabilities	$—	$(164,954)

Current asset	$—	$9,135

Long-term liability	$—	$(174,089)

Net deferred income tax liability	$—	$(164,954)

Income tax benefit (expense) consists of the following (in thousands):

	Year Ended December 31
	2003	2002	2001
Current:
Federal	$(2,561)	$2,173	$7,461
State	(464)	(493)	(118)

	(3,025)	1,680	7,343

Deferred:
Federal	122,105	(10,282)	(15,572)
State	9,564	(781)	(1,298)

	131,669	(11,063)	(16,870)

Total income tax benefit (expense)	$128,644	$(9,383)	$(9,527)

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

The income tax rate on earnings from continuing operations differed from the Federal statutory rate as follows:

	Year Ended December 31
	2003	2002	2001
Taxes computed at statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.9%	(3.7)%	(4.1)%
Tax effect of nondeductible expenses	(0.1)%	(2.7)%	(3.5)%
Change in valuation allowance	(13.4)%	—	—

Effective income tax benefit (expense) rate	22.4%	(41.4)%	(42.6)%

The change in valuation allowance in 2003 related to the uncertainty regarding the ultimate realization of federal net operating loss carryforwards and deferred tax assets. At December 31, 2003, the Company had net operating losses of approximately $33.9 million available for federal income tax purposes. The net operating loss carryforwards will fully expire, if unused, in 2023.

NOTE G—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

	December 31
	2003	2002
Promissory Note to Airborne	$92,949	$—
Capital lease obligations	96,193	95,383
Refunding revenue bonds, 1.55%	—	13,200
Mortgage loan, 7.5%	—	5,560

Total long-term obligations	189,142	114,143
Less: current portion	(7,332)	(7,066)

Total long-term obligations, net	$181,810	$107,077

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement with Airborne without markup. The capital lease obligations are for five 767 aircraft, and consist of two different leases, both terminating in 2017. The capital lease terms for three of the five aircraft include quarterly principle and variable interest of LIBOR plus 2.50% (3.68% at December 31, 2003). The capital lease for the other two 767 aircraft is at a fixed interest rate of 8.55%. Lease payments on the aircraft capital lease obligations, which include interest and principle, are reimbursable under the ACMI agreement with markup.

The scheduled annual principal payments on long-term debt are (in thousands) $7,332, $7,954, $8,612, $9,328 and $10,102 for 2004 through 2008, respectively.

The unsecured promissory note restricts the Company from paying dividends on its common stock in excess of $1.0 million annually.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

NOTE H—COMMITMENTS AND CONTINGENCIES

Leases

In conjunction with the separation from Airborne, the Company entered into a sublease agreement with Airborne for portions of the Wilmington Air Park. The term of the sublease expires at the end of the transition period that follows termination of the ACMI agreement. The annual rent payable by the Company under the lease is $2.0 million, and is reimbursable by Airborne without markup.

The Company also leases aircraft, airport facilities, and certain operating equipment under various long-term operating lease agreements. The Company is obligated under two capital leases for five aircraft. These leases expire at various dates through 2017. Lease commitments under long-term capital and operating leases at December 31, 2003, are as follows (in thousands):

	Capital Leases	Operating Leases
2004	$14,962	$4,315
2005	14,932	3,692
2006	14,935	3,415
2007	14,929	2,702
2008	14,928	2,583
2009 and beyond	67,204	5,688

Total minimum lease payments	$141,890	$22,395

Less: interest included in payments	(45,697)

Obligations under capital leases	96,193
Less: obligations due within one year	(7,332)

Long-term obligations under capital leases	$88,861

Commitments

The Company has commitments to acquire three used Boeing 767 aircraft, two in 2004 and one in 2005. These aircraft are committed to be converted to a standard freighter configuration from their original passenger configuration. Payments for the aircraft and conversions of these and other recently purchased aircraft will approximate $68.0 million and $37.0 million for 2004 and 2005, respectively. There are currently no aircraft-related commitments extending beyond 2005. Management anticipates that the Company’s current cash balances, combined with forecasted cash flows provided by commercial agreements with Airborne and growth in new business will be sufficient to fund planned operations and capital expenditures for 2004 and beyond. Over the past two years, the Company has been successful in negotiating deferrals of aircraft deliveries and may request deferrals of future deliveries. However, there is no assurance any deferral of planned deliveries will be achieved.

Guarantees and indemnifications

The Company adopted FIN 45 effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply prospectively to guarantees and indemnifications issued or modified after December 31, 2002. The Company’s adoption of FIN 45 did not have any effect on its financial position or results of operations. No amounts have been recognized in its financial statements for the underlying fair value of guarantees and indemnifications. Certain operating leases and agreements of the Company contain

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

indemnification obligations to the lessor that are considered ordinary and customary (e.g. use and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease. In conjunction with certain transactions, the Company sometimes provides routine indemnifications (e.g. environmental, tax and employee liabilities), the terms of which range in durations and are often limited.

The Company has fully and unconditionally guaranteed a senior note of Airborne. The senior note issued by Airborne, bears interest at a rate of 7.35% and matures in September 2005. Subsequent to Airborne’s merger, DHL paid down this note, such that the remaining amount outstanding is $6.9 million.

The Company outsources certain aircraft maintenance requirements to a service provider under a contract that contains a provision for minimum annual flight hour levels. During the time period under contract, the Company must make minimum annual payments regardless of the actual hours flown. The Company has guaranteed payments approximating $1.5 million through the remaining term of the contract, which expires in 2008.

DOT Continuing Fitness Review

The Company filed a notice of substantial change with the DOT arising from its separation from Airborne. In connection with the filing, which was made in mid-July of 2003, the DOT will determine whether the Company continues to be fit, willing and able to engage in air transportation of cargo and is a U.S. citizen.

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. certificated air carrier. The DOT may determine that Airborne actually controls the Company as a result of its commercial arrangements (in particular, the ACMI agreement and the Hub Services agreement) with Airborne. If the DOT determines that the Company is controlled by Airborne, the DOT could require amendments or modifications of the ACMI and/or other agreements between the Company and Airborne. If the Company were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke the Company’s air carrier certificates and/or authorities, and this would materially and adversely affect our business.

Certain of Airborne’s competitors, including Federal Express Corporation (“FedEx”) and United Parcel Service Inc. (“UPS”) have challenged the citizenship status of Astar Air Cargo, Inc. (“Astar”), formerly DHL Airways. DHL has entered into an ACMI agreement with Astar which accounts for a substantial portion of the business of Astar. FedEx and UPS alleged this relationship, among others, constitutes control by DHL of Astar in violation of United States law. An Administrative Law Judge for the DOT has reviewed the citizenship of Astar and has issued a decision recommending to the DOT that it find that Astar is a citizen. The DOT has the right to confirm or reject the Administrative Law Judge’s recommended decision. In the event that FedEx and UPS are successful in their challenge to the citizenship of Astar, a similar challenge will likely be made regarding the citizenship of the Company.

The DOT has issued a notice requesting comments on the procedures to be used in processing the Company’s filing, and several parties have provided comments. The DOT has yet to specify the procedures it intends to use. The DOT may decide to conclude its review of Astar’s filing before proceeding with our filing. While the two companies are different, and their respective relationships with DHL and Airborne are distinguishable, the outcome of Astar’s hearing will likely serve as a precedent for the DOT’s review of the Company’s filing. Management anticipates that the DOT will issue its final decision with respect to the Astar filing sometime in 2004. The decision will be subject to appeal.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

Management believes the DOT should find that the Company continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

ALPA Lawsuit

The Company filed a motion, which was granted on August 25, 2003, to intervene in a lawsuit filed in the United States District Court for the Southern District of New York by DHL Holdings (USA), Inc. (“DHL Holdings”) and DHL Worldwide Express, Inc. against the Airline Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its newly acquired subsidiary, Airborne, to cease implementing its ACMI agreement with ABX on the grounds that DHL is a legal successor to Astar. ALPA has similarly filed a counterclaim requesting injunctive relief that includes having Airborne’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. The NLRB recently determined to prosecute ALPA on the unfair labor practice charge. The NLRB heard the matter on March 10 and 11, 2004 and a decision is pending. In the event ALPA was to prevail on its counterclaim and/or grievance, this would materially and adversely affect our business.

Management believes that ALPA’s claim to the work being performed by the Company is without merit and its counterclaim and grievance will be denied.

Contingencies

In the normal course of business, the Company has various legal claims, labor negotiations and other contingent matters outstanding and records a liability when the amount is probable and estimable. Management believes that any ultimate liability arising from these actions would not have a material adverse effect on the Company’s financial condition or results of operations as of and for the year ended December 31, 2003.

NOTE I—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit and Postretirement Healthcare Plans

The Company sponsors a qualified defined benefit plan for its pilots and a qualified defined benefit plan for its other employees that meet minimum eligibility requirements. The Company also sponsors non-qualified defined benefit pension plans for certain employees. These non–qualified plans are unfunded. The Company sponsors a postretirement healthcare plan which is unfunded. Prior to the Company’s separation from Airborne, the Company participated in similar plans sponsored by Airborne. In conjunction with the separation, the Company established its own plans with provisions identical to the Airborne plans. For funded plans, assets were transferred from the trust of the Airborne sponsored plans to a separate trust for the Company sponsored plans. The separation was based on specific obligations related to the Company’s employees and the proportionate share of the plan assets.

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates of our postretirement

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

costs. In actuarially valuing the Company’s pension obligations and determining related expense amounts, assumptions considered most sensitive are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. For the Company’s postretirement healthcare plans, consideration of future medical cost trend rates is a critical assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.

Information regarding the Company’s sponsored defined benefit pension plan and postretirement healthcare plans is for the measurement dates of December 31 and follows below (in thousands):

	Qualified Pension Plans		Non-Qualified Pension Plans		Postretirement Healthcare Plans
	2003	2002	2003	2002	2003	2002
Change in benefit obligation
Obligation as of January 1	$247,141	$194,481	$10,893	$16,061	$11,470	$9,492
Service cost	23,778	17,366	628	683	1,108	783
Interest cost	16,915	15,140	666	690	968	693
Plan transfers	370	863	—	—	—	—
Benefits paid	(2,506)	(2,063)	(124)	(62)	(331)	(172)
Actuarial gain (loss)	29,540	7,751	(15)	(3,201)	3,958	674
Plan amendments	—	13,603	—	(3,278)	—	—

Obligation as of December 31	$315,238	$247,141	$12,048	$10,893	$17,173	$11,470

Accumulated benefit obligation	$227,519	$160,408	$15,204	$14,168	$17,173	$11,470

Change in plan assets
Fair value as of January 1	$113,489	$82,609	—	—	—	—
Actual gain (loss) on plan assets	28,638	(7,215)	—	—	—	—
Additional asset transfer from Airborne plan	3,505	—	—	—	—	—
Plan transfers	1,183	863	—	—	—	—
Employer contributions	44,632	39,295	$124	$62	$331	$172
Benefits paid	(2,506)	(2,063)	(124)	(62)	(331)	(172)

Fair value as of December 31	$188,941	$113,489	$—	$—	$—	$—

Funded status
Funded status as of December 31	$(126,297)	$(133,652)	$(12,048)	$(10,893)	$(17,173)	$(11,470)
Unrecognized prior service cost (income)	28,994	32,692	(358)	(984)	(26)	(95)
Unrecognized net actuarial loss	66,727	64,899	3,982	3,956	4,930	1,692

Accrued benefit cost	$(30,576)	$(36,061)	$(8,424)	$(7,921)	$(12,269)	$(9,873)

Amounts recognized in the balance sheets at December 31
Accrued benefit liability	$(30,576)	$(36,061)	$(8,424)	$(7,921)	$(12,269)	$(9,873)
Additional minimum liability	(8,002)	(7,756)	(7,554)	(6,247)	—	—
Intangible asset	8,002	7,756	—	597	—	—

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

The accrued benefit liability is recorded in the current portion of postretirement liabilities and in the long-term postretirement liabilities on the consolidated balance sheets. The additional minimum liability is included in the Company’s long-term postretirement liabilities. The intangible asset is included in other assets on the consolidated balance sheets. The Company charged $1.9 million and $2.1 million to other comprehensive income in 2003 and 2002 respectively, for changes in the additional minimum pension liability.

Effective January 1, 2002, the Company amended its qualified retirement plans to incorporate the provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). EGTRRA, among other things, increased the limits of covered compensation considered under the qualified plans’ benefit formulas. The effect of the amendments is to increase benefit obligations funded through the qualified plans and reduce obligations funded through the Company sponsored non-qualified plans.

Components of Net Periodic Benefit Cost

The Company’s net periodic benefit cost for its qualified defined benefit pension plans and postretirement healthcare plans are as follows (in thousands):

	Year Ended December 31
	Pension Plans			Postretirement Healthcare Plans
	2003	2002	2001	2003	2002	2001
Service cost	$24,406	$18,049	$15,457	$1,108	$783	$630
Interest cost	17,581	15,830	12,074	968	693	608
Expected return on plan assets	(10,241)	(7,522)	(6,340)	—	—	—
Net amortization and deferral	8,856	6,746	4,523	228	16	75

Net periodic benefit cost	$40,602	$33,103	$25,714	$2,304	$1,492	$1,313

Assumptions

Assumptions used in determining the Company’s pension obligations at December 31 were as follows:

	Pension Plans
	2003	2002	2001
Discount rate (for qualified and non-qualified plans)	6.25%	6.75%	7.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase (pilots)	5.00%	5.00%	6.50%
Rate of compensation increase (non-pilots)	4.00%	4.00%	5.00%

The discount rate used to determine postretirement healthcare obligations was 6.25%, 6.75% and 7.25% at December 31 2003, 2002 and 2001, respectively. Postretirement healthcare plan obligations have not been funded.

The healthcare cost trend rate used in measuring postretirement healthcare benefit costs was 11% for 2003, decreasing each year by 1% until it reaches a 5% annual growth rate in 2009.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

The effects of a 1% increase and decrease in healthcare cost trend rate on 2003 cost and the accumulated postretirement benefit obligation at December 31, 2003, are shown below (in thousands):

	1% Point Increase	1% Point Decrease
Effect on service and interest cost	$321	$(264)
Effect on accumulated postretirement benefit obligation	$2,417	$(2,268)

Plan Assets

The weighted-average asset allocations by asset category:

	Composition of Plan Assets on December 31
Asset Category	2003	2002
Equity securities	49%	47%
International equity securities	13%	12%
Fixed income securities	38%	41%

The Company uses an investment management firm to advise it in developing and executing an investment policy. The portfolio is managed with consideration for diversification, quality and marketability. The targeted asset allocation is 60% equity securities and 40% fixed income securities. The investment policy permits the following ranges of asset allocation: equities – 47.5% to 72.5%; fixed income securities – 37.5% to 42.5%; cash – 0% to 5%. Except for U.S. Treasuries, no more than 10% of the fixed income portfolio and no more than 5% of the equity portfolio can be invested in securities of any single issuer.

An actuarial firm advised the Company in developing the overall expected long-term rate of return on plan assets. The overall expected long-term rate of return was developed using various market assumptions in conjunction with the plans’ targeted asset allocation. The assumptions were based on historical market returns.

Cash Flows

The Company estimates that contributions to its qualified defined benefit pension plans will be between $29.0 million and $46.0 million in 2004. The actual contributions will depend upon a discount rate formula that will be effected by the passage of a pension funding bill pending approval by the U.S. Congress and signature of the President. If the bill as currently drafted becomes law, the Company’s 2004 pension funding will be near the lower end of the range specified. The Company expects to contribute $0.3 million to its non-qualified defined benefit pension plans and $ 0.6 million to its retirement medical benefits plan in 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

	Qualified Plan Pension Benefits	Non-Qualified Plan Pension Benefits	Medical Benefits
2004	$4,909	$304	$580
2005	6,598	438	690
2006	8,728	591	865
2007	11,108	721	1,070
2008	13,475	838	1,315
Years 2009 to 2013	$105,641	$5,475	$8,785

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

Defined Contribution Plans

The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals of up to 75% of annual compensation and by employer matching contributions on employee salary deferrals of up to 6% of annual compensation. The Company also sponsors a defined contribution profit sharing plan, which is coordinated and used to offset obligations accrued under the qualified defined benefit plans. Contributions to this plan, except contributions for the Company’s pilots, were discontinued in 2000. Expenses for these plans are as follows (in thousands):

	2003	2002	2001
Capital accumulation plans	$4,911	$4,753	$4,791
Profit sharing plans	1,073	402	—

Total expense	$5,984	$5,155	$4,791

NOTE J—OTHER COMPREHENSIVE LOSS

Other comprehensive loss includes the following transactions and tax effects for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2003
Unrealized loss on interest rate swap arising during the periods	$(41)	$16	$(25)
Less: Reclassification adjustment for losses realized in net earnings	3,623	(1,394)	2,229

Net unrealized gain on interest rate swap	3,582	(1,378)	2,204
Minimum pension liabilities	(1,904)	—	(1,904)

Other comprehensive loss	$1,678	$(1,378)	$300

2002
Unrealized loss on interest rate swap arising during the periods	$(6,229)	$2,398	$(3,831)
Less: Reclassification adjustment for losses realized in net earnings	1,628	(627)	1,001

Net unrealized loss on interest rate swap	(4,601)	1,771	(2,830)
Minimum pension liabilities	(3,468)	1,335	(2,133)

Other comprehensive loss	$(8,069)	$3,106	$(4,963)

2001
Unrealized gain on interest rate swap arising during the periods	$853	$(329)	$524
Less: Reclassification adjustment for losses realized in net loss	166	(64)	102

Net unrealized gain on interest rate swap	1,019	(393)	626
Minimum pension liabilities	(2,182)	840	(1,342)

Other comprehensive loss	$(1,163)	$447	$(716)

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

NOTE K—STOCK BASED COMPENSATION

The Company has historically not sponsored employee stock option plans. Prior to the separation from Airborne, officers and certain key employees of the Company participated in and were granted stock options to acquire shares of Airborne’s common stock under plans approved by Airborne’s stockholders. Vesting of these options occurred over a three or four-year period depending on the specific plan from which the options were granted. Options granted had exercise prices equal to the fair market value of Airborne’s stock on the date of grant and terms of ten years. No compensation expense has been recorded by the Company for these options. Had expense been measured under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per basic and diluted share for 2003, 2002 and 2001 would have been as follows (in thousands, except per share data):

	2003	2002	2001
Net earnings (loss):
As reported	$(446,901)	$13,286	$12,820

Less stock-based employee compensation expense for Airborne stock options granted	(438)	(897)	(979)

	$(447,339)	$12,389	$11,841

Basic earnings (loss) per share:
As reported	$(8.52)	$0.25	$0.25

Pro forma	$(8.52)	$0.24	$0.23

Diluted earnings (loss) per share:
As reported	$(8.52)	$0.23	$0.22

Pro forma	$(8.52)	$0.21	$0.20

In conjunction with the separation, all unexercised Airborne options granted to employees of the Company were canceled. The weighted average fair value for Airborne options granted in 2003, 2002 and 2001, computed utilizing the Black-Scholes option-pricing model, was $7.17, $7.24 and $5.36, respectively. Significant assumptions used in the estimation of fair value and compensation expense are as follows:

	Year Ended December 31
	2003	2002	2001
Weighted expected life (years)	6.8	6.5	6.9
Weighted risk-free interest rate	3.4%	4.6%	5.1%
Weighted volatility of Airborne stock	46.0%	45.0%	43.0%
Dividend yield of Airborne stock	1.0%	1.0%	1.3%

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2003

NOTE L—QUARTERLY RESULTS (Unaudited)

The following is a summary of quarterly results of operations (in thousands except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Revenues	$310,697	$297,045	$279,152	$274,065
Earnings (loss) from operations	11,271	10,507	(590,872)	9,928
Net (loss) earnings	3,674	3,561	(461,749)	7,613
Weighted average shares:
Basic	52,107	52,107	52,107	53,562
Diluted	58,521	58,521	52,107	58,521
Earnings per share:
Basic	$0.07	$0.07	$(8.86)	$0.14
Diluted	$0.06	$0.06	$(8.86)	$0.13

2002
Revenues	$278,396	$286,587	$298,045	$310,707
Earnings from operations	12,233	11,806	11,255	13,241
Net earnings	3,148	3,235	3,374	3,529
Weighted average shares:
Basic	52,107	52,107	52,107	52,107
Diluted	58,521	58,521	58,521	58,521
Earnings per share:
Basic	$0.06	$0.06	$0.06	$0.07
Diluted	$0.05	$0.06	$0.06	$0.06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2003 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer, Vice President of Administration and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Audit Committee Report.” The information contained therein is incorporated herein by reference.

Executive Officers

The following table sets forth information about ABX’s executive officers. The executive officers serve at the pleasure of the ABX’s Board of Directors.

Name	Age	Information
Joseph C. Hete	49

President and Chief Executive Officer since August 15, 2003.

Mr. Hete was President and Chief Operating Officer from January 2000 to August 2003. From 1997 until January 2000, Mr. Hete held the position of Senior Vice President and Chief Operating Officer. Mr. Hete served as Senior Vice President, Administration from 1991 to 1997 and Vice President, Administration from 1986 to 1991. Mr. Hete joined ABX in 1980.

Duane D. Kimble, Jr.	43

Chief Financial Officer since December 2003.

Prior to joining ABX, Mr. Kimble served as the Chief Financial Officer with Sight Resource Corporation, a retail optical company from July 2001 to December 2003. He was Chief Financial Officer for Baldwin Piano & Organ, a musical instrument manufacturer from August 1999 to June 2001. (The company filed bankruptcy in May 2001.)

Dennis A. Manibusan	54

Senior Vice President of Maintenance and Engineering, since May 1993.

Mr. Manibusan held positions as Assistant Vice President of Engineering and Assistant Vice President of Maintenance at Alaska Airlines, Senior Director of Maintenance and Director of Line Maintenance at Continental Airlines, Director of Engineering and Technical Services and Director of Line Maintenance at Ozark Airlines before joining ABX.

Robert J. Morgenfeld	55

Senior Vice President, Flight Operations, since April 1994.

In January of 1992 until 1994, Mr. Morgenfeld was Vice President of Flight Operations. Prior to that he was Senior Director of Operations/System Chief Pilot from 1990 to 1992, Director of

Name	Age	Information
		Operations/System Chief Pilot from 1989 to 1990, System Chief Pilot from 1988 to 1990, Manager of DC-9 Flight Standards from September of 1987 to 1988, DC-9 Flight Standards Pilot from July of 1987 to September of 1987 and Assistant Chief Pilot from October of 1985 to 1987.

W. Joseph Payne	40

Vice President, Corporate Secretary and General Counsel, since January 2004.

Mr. Payne was Corporate Secretary/Counsel from January 1999 to January 2004, and Assistant Corporate Secretary from July 1996 to January 1999. Mr. Payne joined ABX in April 1995.

Thomas W. Poynter	56

Senior Vice President, Ground Operations, since May 1993.

Prior to May 1993, Mr. Poynter was Vice President of Ground Operations from 1989 to May 1993, Senior Director of Ground Operations from 1988 to 1989 and Director of Ground Operations from 1987 to 1988. Mr. Poynter joined ABX as Sort Manager in January 1985.

Gene Rhodes	51

Vice President of Human Resources, since January 2004.

Mr. Rhodes was Corporate Director of Human Resources since September 2000. Prior to that he was Vice President of Human Resource Operations for The Health Alliance, Cincinnati, Ohio, from 1995 to September 2000.

Edward P. Smethwick	59

Vice President, Air Park Services, since July 1989.

Mr. Smethwick was Senior Director of Air Park Services from 1986 to 1989 and Director of Product Support/Equipment and Property Maintenance from 1985 to 1986. He joined ABX in 1981 as Director of Product Support.

Quint O. Turner	41

Vice President, Administration, since February 2002.

Mr. Turner was Corporate Director of Financial Planning and Accounting from 1997 to 2002. Prior to 1997, Mr. Turner held positions of Manager of Planning and Director of Financial Planning. Mr. Turner joined ABX in 1988 as a Staff Auditor.

The executive officers of the Company are appointed annually at the Board of Directors meeting held in conjunction with the annual meeting of stockholders. There are no family relationships between any directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Executive Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is contained in part in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the captions “Voting at the Meeting” and “Stock Ownership of Management,” and the information contained therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption “Principal Accountant Fees,” and the information contained therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements

The following are filed in Part II, item 8 of this Form10-K Annual Report:

(2)	Financial Statement Schedule

The following consolidated financial statement schedule of the Company is included as follows:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1*	Agreement and Plan of Merger, dated as of March 25, 2003, by and among Airborne, Inc., DHL Worldwide Express B.V. and Atlantis Acquisition Corporation (included as Appendix A to the proxy statement/prospectus which is a part of this registration statement).

Articles of Incorporation

3.1*	Form of Amended and Restated Certificate of Incorporation of ABX Air, Inc.

3.2*	Form of Amended and Restated Bylaws of ABX Air, Inc.

Instruments defining the rights of security holders

4.1***	Specimen of common stock of ABX Air, Inc.

4.2*	Form of Preferred Stock Rights Agreement to be dated the effective date of the merger, by and between ABX Air, Inc. and a rights agent.

Material Contracts

10.1*	Form of Master Separation Agreement to be dated as of the effective date of the merger, by and among Airborne, Inc., ABX Air, Inc. and Wilmington Air Park LLC. (included as Appendix B to the proxy statement/prospectus which a part of this registration statement)

10.2**	Form of ACMI Service Agreement, to be dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (Certain portions have been omitted based upon a request for confidential treatment. The nonpublic information has been filed with the Securities and Exchange Commission.)

Exhibit No.	Description of Exhibit
10.3*	Form of Hub and Line-Haul Services Agreement dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc.

10.4*	Form of Performance Guaranty dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the Hub and Line-Haul Services Agreement.

10.5*	Form of Performance Guaranty dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the ACMI Service Agreement.

10.6	First Non-Negotiable Promissory Note to be issued by ABX Air, Inc. in favor of Airborne Inc., filed here with.

10.7*	Form of Second Non-Negotiable Promissory Note issued by ABX Air, Inc. in favor of DHL Holdings USA, Inc.

10.8*	Form of Transition Services Agreement, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc.

10.9*	Form of Wilmington Airpark Sublease, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc.

10.10*	Form of Employee Matters Agreement dated as of the effective date of the merger, by and between Airborne, Inc. and ABX Air, Inc.

10.11*	Form of Tax Sharing Agreement dated as of the effective date of the merger, by and between Airborne, Inc. and ABX Air, Inc.

10.12*	Participation Agreement dated as of August 16, 2001, among ABX Air, Inc., as lessee, Mitsui & Co. Ltd., as finance lessor, Tomair LLC, as Owner Participant, and Wells Fargo Bank Northwest, National Association, as Owner Trustee.

10.13*	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee.

10.14****	Form of change in control agreement with CEO and each of the next four highest paid officers.

10.15****	Form of Retention Bonus Agreement with CEO and each of the next four highest paid officers.

Code of Ethics

14.1*****	Code of Ethics — CEO, CFO, and VP of Administration.

List of Subsidiaries

21.1	List of Subsidiaries of ABX Air, Inc. filed within.

Certifications

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(c)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(c)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit

Additional exhibits

99.1*	First Supplemental Indenture dated as of September 15, 1995, between Airborne Express, Inc., ABX Air, Airborne Forwarding Corporation, Wilmington Park, Inc., and Airborne FTZ, Inc. and the Bank of New York, as Trustee, relating to Airborne Express, Inc.’s 7.35% Notes due 2005 (incorporated by reference from Exhibit 4(b) to ABX Air’s Form S-3/A filed on September 5, 1995).

99.2*	Third Supplemental Indenture dated June 29, 2001 between AEI, ABX, Sky Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc. and the Bank of New York, as trustee, relating to AEI’s 7.35% notes due 2005 (incorporated by reference from Exhibit 4(b) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

99.3*	Indenture dated March 25, 2002, between Airborne, Inc., as Issuer, ABX Air, Inc., Sky Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc., and Sound Suppression Inc., collectively as guarantors, and The Bank of New York, as trustee (incorporated by reference from Exhibit 4.4 to Airborne’s Form S-3 filed on May 13, 2002).

99.4*	Registration Rights Agreement dated March 25, 2002, between Airborne, Inc., ABX Air, Inc., Sky Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc., and Sound Suppression Inc. (incorporated by reference from Exhibit 4.5 to Airborne’s Form S-3 filed on May 13, 2002).

*	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on May 9, 2003 with the Securities and Exchange Commission.
**	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on June 18, 2003 with the Securities and Exchange Commission, as amended.
***	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on July 9, 2003 with the Securities and Exchange Commission, 2003, as amended.
****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 with the Securities and Exchange Commission.
*****	Incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

(b)	Reports on Form 8-K

On December 9, 2003, the Company reported on Form 8-K filed with the Securities and Exchange Commission the issuance of a news release announcing that it issued an additional 5.77 million shares of common stock in connection with a completed tender offer by Airborne, Inc. to holders of Airborne Inc.’s outstanding convertible notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABX Air, Inc.

Signature	Title	Date

/s/ JOSEPH C. HETE Joseph C. Hete	President and Chief Executive Officer	March 23, 2004

/s/ DUANE D. KIMBLE Duane D. Kimble	Chief Financial Officer	March 23, 2004

/s/ QUINT O. TURNER Quint O. Turner	Vice President, Administration	March 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ RICHARD M. ROSENBERG Richard M. Rosenberg	Director and Chairman of the Board	March 24, 2004

/s/ JAMES H. CAREY James H. Carey	Director	March 24, 2004

/s/ JOHN D. GEARY John D. Geary	Director	March 24, 2004

/s/ JOSEPH C. HETE Joseph C. Hete	Director	March 23, 2004

/s/ JEFFREY J. VORHOLT Jeffrey J. Vorholt	Director and Chairman of the Audit Committee	March 24, 2004

ABX Air, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions*	Balance at end of period
Inventory obsolescence reserve:
Year ended:
December 31, 2003	$5,000,000	2,699,342	6,269,573	$1,429,769
December 31, 2002	4,742,257	642,322	384,579	5,000,000
December 31, 2001	4,400,000	800,132	457,875	4,742,257
* Deductions consist of inventory written off against obsolescence reserve.

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2003	$209,000	64,500	5,000	$268,500
December 31, 2002	209,009	1,000	1,009	209,000
December 31, 2001	90,000	128,000	8,991	209,009