Form 10-Q
period 2004-03-31
ABX AIR INC
filed 2004-05-14
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

Commission File Number 000-50368

ABX AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1091619
(State of incorporation or organization)	(IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

(937) 382-5591

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒.

As of May 13, 2004, ABX Air, Inc. had outstanding 58,270,400 shares of common stock, par value $.01.

ABX AIR, INC. AND SUBSIDIARIES

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q, which are not historical facts, are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report or in “Risk Factors” contained in our Registration Statement on Form S-4, as amended, and in our 2003 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended March 31
	2004	2003
REVENUES	$276,686	$310,697

OPERATING EXPENSES:
Salaries, wages and benefits	120,428	116,563
Purchased line-haul	47,467	40,472
Fuel	42,378	42,104
Maintenance, materials and repairs	27,484	29,728
Depreciation and amortization	9,096	34,382
Landing and ramp	8,356	10,821
Rent	1,606	3,181
Other operating expenses	11,684	22,175

	268,499	299,426

EARNINGS FROM OPERATIONS	8,187	11,271
INTEREST EXPENSE	(2,385)	(5,236)
INTEREST INCOME	178	—

EARNINGS BEFORE INCOME TAX	5,980	6,035

INCOME TAX EXPENSE	—	(2,360)

NET EARNINGS	$5,980	$3,675

EARNINGS PER SHARE—
Basic	$0.10	$0.07

Diluted	$0.10	$0.06

WEIGHTED AVERAGE SHARES—
Basic	58,270	52,107

Diluted	58,270	58,521

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31 2004	December 31 2003
ASSETS
CURRENT ASSETS:
Cash	$64,289	$63,101
Restricted cash	6,113	2,640
Accounts receivable, net of allowance of $268 and $269 in 2004 and 2003, respectively	5,121	5,482
Spare parts and fuel inventory	15,457	16,252
Prepaid supplies and other	2,353	2,511

TOTAL CURRENT ASSETS	93,333	89,986
Property and equipment, net	333,583	312,803
Other assets	10,213	10,317

TOTAL ASSETS	$437,129	$413,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,186	$43,355
Salaries, wages and benefits	42,198	35,187
Accrued expenses	6,101	5,921
Current portion of postretirement liabilities	11,969	9,044
Current portion of long-term obligations	7,488	7,332
Unearned revenue	11,318	12,301

TOTAL CURRENT LIABILITIES	131,260	113,140
Long-term obligations	179,885	181,810
Postretirement liabilities	59,373	57,781
Other liabilities	1,965	1,709
Commitments and contingencies (Note F)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized; 58,270,400 shares issued and outstanding;	583	583
Additional paid-in capital	428,637	428,637
Retained earnings (deficit)	(359,195)	(365,175)
Accumulated other comprehensive loss	(5,379)	(5,379)

TOTAL STOCKHOLDERS’ EQUITY	64,646	58,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,129	$413,106

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2004	2003
OPERATING ACTIVITIES:

Net earnings	$5,980	$3,675

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,096	34,382
Postretirement liabilities	3,515	9,848
Deferred income taxes	—	(3,601)
Changes in assets and liabilities:
Restricted cash	(3,473)	—
Accounts receivable	361	626
Inventory and prepaid supplies	465	370
Accounts payable	9,270	(9,333)
Unearned revenue	(770)	—
Accrued expenses, salaries, wages and benefits and other liabilities	7,798	8,980
Other	564	270

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,806	45,217

INVESTING ACTIVITIES:
Additions to property and equipment	(29,473)	(46,269)

NET CASH USED IN INVESTING ACTIVITIES	(29,473)	(46,269)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(1,770)	(1,713)
Financing fees	(375)	—
Advances from Airborne, Inc.	—	2,764

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,145)	1,051

NET INCREASE (DECREASE) IN CASH	1,188	(1)

CASH AT BEGINNING OF PERIOD	63,101	33

CASH AT END OF PERIOD	$64,289	$32

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$1,228	$5,044
Taxes paid	—	—

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of ABX Air, Inc. and its subsidiaries (“ABX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries are eliminated in consolidation.

Prior to August 16, 2003, the Company operated as a wholly-owned subsidiary of Airborne, Inc. (“Airborne”). In conjunction with the separation of ABX from Airborne, the Company entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul agreement (“Hub Services agreement”). The Company’s operating results prior to separation from Airborne do not reflect the effects of the pricing structure under the ACMI agreement and Hub Services agreement, the new capital structure of the business, the current tax status, the cost of new corporate functions and other changes resulting from the separation from Airborne.

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

Restricted Cash

Restricted cash consists of cash held in designated accounts that collateralizes certain letters of credit held primarily for insurers of workers compensation benefits and for aircraft purchase commitments.

Property and Equipment

Property and equipment are stated at cost, net of any impairment recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

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

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale or dispositions are carried at the lower of carrying value or estimated net realizable value.

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

Revenue Recognition

Revenues from Airborne are determined based on expenses incurred during a period and recognized when the related services are performed. Prior to August 16, 2003 revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from Airborne are determined based on the expenses incurred during a reporting period under the ACMI and Hub Services agreements. Expenses incurred under these agreements are generally subject to a base markup of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to Airborne, certain ramp and facility rent and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without markup.

Both agreements also allow the Company to earn incremental markup above the base 1.75% markup (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of cost and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost goals and annual service goals expressly specified in each of the two agreements. At the end of each fiscal year, the Company measures the achievement of annual goals and records any incremental revenues earned by achieving the annual goals in the fourth quarter. In a similar way, the Company measures quarterly goals and records incremental revenues in the quarter in which earned.

Charter service revenues are recognized on scheduled and non-scheduled flights for customers other than Airborne. Revenues are recognized when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer.

Unearned Revenue

As specified in the two commercial agreements with Airborne the Company is advanced funds on each Monday for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects those customer funds that the Company has received in advance of incurring the associated cost to perform under the commercial agreements.

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

Transfer of Assets and Liabilities

Immediately prior to the separation from Airborne, the net assets and liabilities of the ground operations of the Company (including its central and regional sort facilities, runways, taxiways, aprons, buildings serving as aircraft and equipment maintenance facilities, storage facilities, a training center and operations and administrative offices) were transferred to Airborne. Additionally, ABX transferred the membership interests of Wilmington Air Park, LLC which owned Wilmington Air Park airport, to Airborne. The carrying amount of the assets and liabilities transferred was $199.2 million and $43.8 million, respectively.

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

Commercial Agreements

In connection with the separation, the Company entered into the ACMI and Hub Services agreements with Airborne. Under the ACMI and Hub Services agreements, the Company provides air cargo transportation, package sorting and handling services, line-haul logistics services and airport, equipment and facilities maintenance services to Airborne and receives compensation generally as determined by cost plus a base markup percentage of 1.75%. Both agreements also allow the Company to earn incremental markup above the base 1.75% markup (up to 1.6% under the ACMI agreement, and 2.1% under the Hub Services agreement) as determined from achievement of cost and service goals outlined in the two commercial agreements. Certain costs, including jet fuel expense, landing and ramp rental charges, facility rent, and interest expense on the note payable to Airborne are reimbursable only, without markup. Income tax expense incurred by the Company, as well as direct expenses incurred to secure revenue from customers other than Airborne are not reimbursed under the terms of the two commercial agreements.

The ACMI agreement has a term of seven years, with an automatic renewal for an additional three years, unless a one year advance notice is given, or if ABX is not in compliance with applicable performance standards specified in the agreement. During the first year of the term of the ACMI agreement, Airborne may not make any changes in the air routes or number of aircraft that would reduce the scope of the services to be provided by ABX under the ACMI agreement, unless an ABX event of default relating to performance failures occurs. After August 15, 2004, Airborne may modify the air routes, including by termination of specific ACMI aircraft or air routes.

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

The fair value of the Company’s aircraft was derived using a market approach by comparing recent sales of similar assets and adjusting these comparables for factors such as age and condition. The fair value of aircraft- related parts and equipment was derived from a cost approach in which replacement costs were adjusted downward for reduction in value due to physical depreciation and functional obsolescence. As a result of the fair value analysis, the Company recorded a pre-tax charge of $600.9 million to write down aircraft, aircraft-related parts and equipment to their fair values on August 16, 2003. The impairment charge resulted in a net deferred tax asset, which under provisions of SFAS No. 109, “Accounting for Income Taxes,” was fully offset by a valuation allowance.

In conjunction with the fair value evaluation of its assets, the Company reassessed the useful lives and residual values of its aircraft. As a result, the Company changed the useful lives used to amortize its Boeing 767, DC-9 and DC-8 aircraft to 15, 7 and 5 years, respectively, beginning August 16, 2003. Prior to the separation from Airborne, the Company depreciated its Boeing 767, DC-9 and DC-8 aircraft over 18, 10 and 7 years, respectively. Had the Company not changed the estimated useful lives of the aircraft, the first quarter 2004 depreciation expense would have been approximately $1.2 million less than reported.

NOTE C—AIRBORNE TRANSACTIONS AND PRE-SEPARATION ALLOCATIONS

The Company’s revenues, cash flows and liquidity resources are highly dependent on Airborne. Substantially all of the Company’s revenues are derived through contracted services provided to Airborne. Revenues from contracted services performed for Airborne were $273.3 million and $307.8 million for the quarters ended March 31, 2004 and 2003, respectively.

Prior to August 16, 2003, Airborne performed various corporate functions in support of the activities of its consolidated subsidiaries, which included activities of ABX. Airborne provided the Company with certain insurance coverage; information technology support; accounting, audit, tax, cash management and treasury administration; employee benefit plan administration; governmental affairs; and other services. Included in other expenses in the consolidated statements of operations are allocations for these services of $1.2 million for the quarter ended March 31, 2003.

Prior to August 16, 2003, interest expense included allocations to the Company of interest cost incurred by Airborne in addition to interest expense incurred on obligations of the Company. The Company was allocated interest expense based upon its proportionate share of stockholders’ equity, inclusive of advances from parent, in comparison to consolidated totals of Airborne. Allocations of $3.5 million were made for the quarter ended March 31, 2003.

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

	Quarter Ended March 31
	2004	2003
Net income applicable to common stockholders	$5,980	$3,675

Weight-average shares outstanding for basic earnings per share	58,270	52,107

Common equivalent shares:
Assumed conversion of Airborne’s 5.75% Convertible Senior Notes	—	6,414

Weighted-average shares outstanding assuming dilution	58,270	58,521

Basic earnings per share	$0.10	$0.07

Diluted earnings per share	$0.10	$0.06

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

NOTE E—LONG TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Promissory note to Airborne	$92,949	$92,949
Capital lease obligations	94,424	96,193

Total long-term obligations	187,373	189,142
Less: current portion	(7,488)	(7,332)

Total long-term obligations, net	$179,885	$181,810

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement with Airborne without markup. The capital lease obligations are for five 767 aircraft, and consist of two different leases, both terminating in 2017. The capital lease terms for three of the five aircraft include quarterly principal and variable interest of LIBOR plus 2.50% (3.63% at March 31, 2004). The capital lease for the other two 767 aircraft is at a fixed interest rate of 8.55%. Lease payments on the aircraft capital lease obligations, which include interest and principal, are reimbursable under the ACMI agreement with markup.

On March 31, 2004 the Company signed a $35.0 million, three-year syndicated Credit Agreement. Borrowings under the agreement are collateralized by substantially all of the Company’s assets and bear interest equal to the prime rate or 2.25% above the LIBOR rate. The agreement contains an accordion feature to increase the borrowings up to $45.0 million if the Company needs additional borrowing capacity in the future. The agreement provides for the issuance of letters of credit on the Company’s behalf. At March 31, 2004, our unused credit facility totaled $31.7 million, net of outstanding letters of credit of $3.3 million. There were no borrowings outstanding under the Credit Agreement at March 31, 2004.

Under the Credit Agreement, the Company is subject to other expenses, covenants and warranties that are usual and customary. The agreement stipulates events of default and contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, and certain other transactions as defined in the agreement. The Company was in compliance with all debt covenants and conditions of defaults at March 31, 2004.

NOTE F—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases aircraft, airport facilities, and certain operating equipment under various long-term operating lease agreements. In conjunction with the separation from Airborne, the Company entered into a sublease agreement with Airborne for portions of the Wilmington Air Park. The term of the sublease expires at the end of the transition period that follows termination of the ACMI agreement. The annual rent payable by the Company under the lease is $2.0 million, and is reimbursable by Airborne without markup.

Commitments

The Company has commitments to acquire two used Boeing 767s, one in 2004 and one in 2005. These aircraft are committed to be converted to a standard freighter configuration from their original passenger configuration. Payments for the aircraft and conversions of these and other recently purchased aircraft will approximate $44.0 million and $37.0 million for the remainder of 2004 and 2005, respectively. There are currently no aircraft-related commitments extending beyond 2005.

Guarantees and indemnifications

The Company adopted FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply prospectively to guarantees and indemnifications issued or modified after December 31, 2002. The Company’s adoption of FIN 45 did not have any effect on its financial position or results of operations. No amounts have been recognized in its financial statements for the underlying fair value of guarantees and indemnifications.

Certain operating leases and agreements of the Company contain indemnification obligations to the lessor that are considered ordinary and customary (e.g. use and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease. In conjunction with certain transactions, the Company sometimes provides routine indemnifications (e.g. environmental, tax and employee liabilities), the terms of which range in durations and are often limited.

The Company has fully and unconditionally guaranteed a senior note of Airborne. The senior note, having a remaining amount outstanding of $6.9 million, bears interest at a rate of 7.35% and matures in September 2005.

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

Certain of Airborne’s competitors, including Federal Express Corporation (“FedEx”) and United Parcel Service Inc. (“UPS”) have challenged the citizenship status of Astar Air Cargo, Inc. (“Astar”), formerly DHL Airways. DHL has entered into an ACMI agreement with Astar which accounts for a substantial portion of the business of Astar. FedEx and UPS allege this relationship, among others, constitutes control by DHL of Astar in violation of United States law. An Administrative Law Judge (“ALJ”) for the DOT reviewed the citizenship of Astar and issued a decision recommending to the DOT that it find that Astar is a citizen. On May 13, 2004, the DOT issued its decision finding that Astar is a U.S. citizen and making the ALJ’s recommended decision the DOT’s final decision. FedEx and/or UPS have the right to appeal this decision to the U.S. Court of Appeals, in which event Astar would likely be permitted to intervene in the case.

The DOT has issued a notice requesting comments on the procedures to be used in processing the Company’s filing, and several parties have provided comments. The DOT has yet to specify the procedures it intends to use. While Astar and ABX are different, and their respective relationships with DHL and Airborne are distinguishable, the DOT’s decision regarding Astar will likely serve as a precedent for the DOT’s review of the Company’s filing.

Management believes the DOT should find that the Company continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

(b) ALPA Lawsuit

The Company filed a motion, which was granted on August 25, 2003, to intervene in a lawsuit filed in the United States District Court for the Southern District of New York by DHL Holdings (USA), Inc. (“DHL Holdings”) and DHL Worldwide Express, Inc. against the Airline Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its newly acquired subsidiary, Airborne, to cease implementing its ACMI agreement with ABX on the grounds that DHL is a legal successor to Astar. ALPA has similarly filed a counterclaim requesting injunctive relief that includes having Airborne’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. The NLRB recently determined to prosecute ALPA on the unfair labor practice charges. The NLRB heard the matter on March 10 and 11, 2004 and a decision is pending. In the event ALPA was to prevail on its counterclaim and/or grievance, this would materially and adversely affect our business.

Management believes that ALPA’s claim to the work being performed by the Company is without merit and its counterclaim and grievance will be denied.

NOTE G—COMPONENTS OF NET PERIODIC BENEFIT COST

The Company sponsors a qualified defined benefit pension plan for its pilots and a qualified defined benefit pension plan for its other employees that meet minimum eligibility requirements. The Company also sponsors non-qualified defined benefit pension plans for certain employees. These non–qualified plans are unfunded. The Company sponsors a postretirement healthcare plan which is unfunded. Prior to the Company’s separation from Airborne, the Company participated in similar plans sponsored by Airborne. In conjunction with the separation, the Company established its own plans with provisions identical to the Airborne plans. For funded plans, assets were transferred from the trust of the Airborne sponsored plans to a separate trust for the Company sponsored plans. The separation was based on specific obligations related to the Company’s employees and the proportionate share of the plan assets.

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our postretirement costs. The Company’s net periodic benefit cost for its qualified defined benefit pensions and post-retirement healthcare plans are as follows (in thousands):

	Pension Plans		Post-retirement Healthcare Plan
	2004	2003	2004	2003
Service cost	$6,556	$6,102	$384	$277
Interest cost	4,939	4,395	329	242
Expected return on plan assets	(4,050)	(2,560)	—	—
Amortization of prior service cost	851	845	(10)	—
Amortization of net (gain) loss	974	1,368	179	57

Net periodic benefit cost	$9,270	$10,150	$882	$576

During the quarter ended March 31, 2004, the Company paid $6.2 million of contributions to its defined benefit pension plans. The Company presently anticipates contributing an additional $23.1 million to fund its pension plan in 2004 for a total of $29.3 million.

NOTE H—COMPREHENSIVE INCOME

The following is a reconciliation between net earnings and comprehensive income (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Net earnings	$5,980	$3,675
Unrealized gain on interest rate swap arising during the periods, net of tax	—	272
Less: Reclassification adjustment for gains realized in net earnings	—	(274)

Comprehensive income	$5,980	$3,673

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air, Inc. and its subsidiaries (“ABX”). The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2003.

BACKGROUND

On August 15, 2003, ABX was separated from our former parent, Airborne, Inc. (“Airborne”), and became an independent, publicly-owned company. The separation of ABX from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express B. V. (“DHL”), an integrated, global cargo carrier. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, $199.2 million of assets and $43.8 million of liabilities related to Airborne’s ground operations and airport were transferred out of ABX to Airborne. ABX was capitalized with $60.0 million of cash and a $92.9 million promissory note payable to Airborne. All inter-company payables, totaling $457.3 million, were cancelled.

At the time of the separation, ABX and Airborne entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”), and a hub and line-haul services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to Airborne on a cost plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, line-haul logistics services; and airport facilities and equipment maintenance services for Airborne, also on a cost plus pricing structure. Costs incurred under these agreements are generally marked-up 1.75% and included in revenues. Both agreements also allow the Company to earn incremental markup above the base 1.75% markup (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from achievement of cost and service goals specified in the two agreements. Fuel cost, rent, interest on the promissory note to DHL Holdings, and ramp and landing fees incurred for the Airborne ACMI agreement are the significant items reimbursed without markup.

The separation of ABX from Airborne, and the execution of the related commercial agreements collectively constituted an event which required us to evaluate the recoverability of the carrying value of long-term assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, ABX was required to record an impairment charge for the excess of the carrying value of the long-lived asset group over its fair value. The fair value of ABX’s aircraft was derived using a market approach by comparing recent sales of similar assets and adjusting these comparables for factors such as age and condition. The fair value of aircraft, aircraft-related spare parts inventory, maintenance tooling and equipment, and other ABX fixed assets was derived utilizing a cost approach in which replacement cost was adjusted downward to reflect reduction in value due to physical depreciation and functional obsolescence. As a result of the fair value analysis, we recorded a pre-tax, non–cash charge to write down assets and inventory by $600.9 million. The impairment charge resulted in a net deferred tax asset, which under provisions of SFAS No. 109, “Accounting for Income Taxes,” was fully offset by a valuation allowance which was established due to the likelihood that future taxable earnings generated would not allow for the asset’s full utilization.

DHL INTEGRATION PLANS

As a result of their merger, DHL and Airborne are in the process of integrating their combined product offerings, sales, marketing, administrative and operating resources. After August 15, 2004, Airborne may terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and add to, delete or modify services we provide under the Hub Services agreement. DHL has informed ABX that, in an effort to eliminate duplicate costs, it is developing plans to better integrate its U.S. operations (both air and ground). We anticipate that plans will be finalized later this year for implementation during late 2005 and early 2006 that will call for a reduction in the number of aircraft provided to Airborne by ABX under the ACMI agreement. At this time, it is uncertain to us how many ABX aircraft will eventually be removed from service and the timing of the reductions. Additionally, DHL is developing integration plans that would consolidate the operations of the Wilmington hub, which we operate, and the Northern Kentucky hub, which it operates. While the financial impact of any changes in ACMI or hub services that we provide will vary with the integration plans ultimately adopted by DHL, we currently expect that, when implemented, the integration plans will significantly affect our operations and may materially reduce our net earnings.

Pursuant to the terms of the ACMI agreement, we have certain rights to sell to Airborne the aircraft that are removed from service. We anticipate that the approximate number of aircraft to be removed from service and a final decision regarding the consolidation of the hub operations will be disclosed by DHL by the end 2004.

RESULTS OF OPERATIONS

For the first quarter of 2004, we had net earnings of $6.0 million on revenues of $276.7 million compared to net earnings for the first quarter of 2003 of $3.7 million on revenues of $310.7 million. Revenues decreased primarily because the contractual markup we earned from Airborne declined and our cost structure changed as a result of the separation. Prior to the August 15, 2003 separation, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Net expenses included all operating and interest expenses reduced by revenues recorded from our non-Airborne customers. Since the separation, our Airborne revenues are generally based on cost plus a base markup of 1.75% of expenses, except for certain costs, including fuel, rent, interest on the promissory note to Airborne and ramp and landing fees, that are recorded in revenue without markup. Our expenses, and accordingly our revenues for the first quarter of 2003 included depreciation expense related to the ground equipment that was transferred to Airborne in the separation. Additionally, depreciation expense and our revenues were lower in 2004 due to the effects of the impairment charge, which we recorded immediately after separation from Airborne. Also, our expenses and revenues for the first quarter of 2003 included Airborne packaging and labeling supplies, interest allocations and administrative cost allocations which we no longer record after the separation.

Our net earnings for the first quarter of 2004 increased $2.3 million as compared to the first quarter of 2003 primarily because of lower income taxes and higher earnings from non-Airborne revenues; offset by lower pre-tax profits on the Airborne business. The reduction in pre-tax profits on the Airborne business is a result of the lower contractual markup and the reduced level of expenses, including interest expense, subject to markup since the separation. Our earnings for the first quarter of 2004 consisted of $4.7 million from the Airborne agreements and $1.3 million from other customers. During the first quarter of 2003 our pre-tax earnings consisted of $5.5 million from Airborne and $0.5 million from other customers. During the first quarter of 2004, the income tax provision was entirely offset by tax benefits associated with a net deferred tax asset. The net deferred tax asset resulted from the impairment charge recorded after the separation from Airborne (see Note B), and is fully offset by a valuation allowance recorded due to the likelihood that the asset will not be fully utilized.

Our first quarter 2004 earnings from Airborne included revenue from incremental markup of $1.0 million for cost goals we achieved during the quarter. No incremental markup contribution from the annual cost and service goals specified in the two agreements was included in our first quarter 2004 revenue, because the annual cost and service goals are earned and recognized on an annual rather than quarterly basis. Accordingly, any revenue earned through the achievement of annual goals will be recorded in the fourth quarter of 2004. A summary of our first quarter 2004 earnings is shown below (in thousands).

	For the quarter ended March 31, 2004
	Airborne				Customers other than Airborne	Total
	ACMI	Hub Services	Other Reimbursable	Subtotal
Revenues:
Base	$120,069	$96,732	$55,474	$272,275	$3,430	$275,705
Incremental markup	465	516	—	981	—	981

Total revenues	120,534	97,248	55,474	273,256	3,430	276,686
Operating expenses	116,556	95,069	54,715	266,340	2,159	268,499
Interest expense	1,448	—	759	2,207	—	2,207

Total expense	118,004	95,069	55,474	268,547	2,159	270,706

Earnings	$2,530	$2,179	—	$4,709	$1,271	$5,980

Revenues

Total revenues decreased 10.9% to $276.7 million in the first quarter of 2004 compared to revenues of $310.7 million in the first quarter of 2003. Revenues from Airborne decreased 11.2% to $273.3 million in the first quarter of 2004 compared to $307.8 million in the same quarter a year ago. This decrease is a result of reductions in the actual operating expenses and in the operating expenses subject to markup used to determine our revenue since August 16, 2003. Revenues from Airborne accounted for 99% of our first quarter revenues for 2004 and 2003.

Non-Airborne revenues for the first quarter 2004 increased 17% to $3.4 million compared to $2.9 million for the 2003 period. Charter service revenues were $2.0 million in the first quarters of 2004 and 2003. Other revenues, consisting primarily of aircraft parts sales and revenue associated with performing aircraft-related maintenance and engineering services for other carriers, increased to $1.4 million in the first quarter of 2004 compared to $0.9 million in the first quarter of 2003, mainly due to growth of our maintenance and engineering services.

Operating Expenses

The table below compares selected operating statistics for the quarters ended March 31. Depreciation expenses have been excluded from operating cost ratios to provide a comparable expense basis among years.

	Quarter ended March 31
	2004	2003	Percentage Increase (Decrease)
Pieces handled (millions)	122.8	114.4	7.3%
Pounds processed (millions)	537.5	510.7	5.2%
Pounds per piece handled	4.4	4.5	(2.2)%
Pieces handled per labor hour paid	35.3	32.7	8.0%
Gallons of aviation fuel expensed (millions)	36.5	36.5	—
Price per gallon of aviation fuel	$1.124	$1.116	0.7%
Operating cost excluding depreciation
Per piece	$2.11	$2.32	(9.1)%
Per pound	$0.48	$0.52	(7.7)%

Our operating expenses are impacted by the volume of packages handled for Airborne and by the type of service we provide, such as air or ground delivery. Generally, higher piece volumes increase our expenses and positively impact revenues and earnings. Total pieces handled increased 7.3% and pounds processed increased 5.2% in the first quarter of 2004 compared to the same period of 2003. The increases in pieces handled and pounds processed were driven by growth in Airborne’s ground delivery service and by one additional operating day in the first quarter of 2004. Productivity, as measured by pieces handled per labor hour improved by 8.0% versus 2003 due primarily to less severe weather conditions, growth in piece volumes and continued focus on efficient manpower allocation in the sort operations. Our operating costs excluding depreciation expense, measured on a per piece and per pound basis, decreased 9.1% and 7.7%, respectively in the first quarter of 2004 compared to 2003, reflecting higher piece volumes and growth of lower cost ground delivery services.

Salaries, wages and benefits expense increased 3.3% in the first quarter 2004 compared to the first quarter of 2003. The increase includes the impact of one additional payroll day in the fourth quarter of 2004 compared to the 2003 period. Adjusted for the additional day, 2004 salaries, wages and benefits expense increased 1.7% over 2003. The increase reflects incentive compensation and inflationary salary adjustments. The increase includes a 4.0% increase in our flight crew pay scale which became effective August 1, 2003 upon ratification of the pilot contract. For the first quarter of 2004 total paid hours declined 0.6% compared to the first quarter of 2003, and decreased 2.1% on a per payroll day basis.

Purchased line-haul expense increased $7.0 million or 17.3% in the first quarter of 2004 compared to the first quarter of 2003, primarily due to more contracted truck line-haul to accommodate the growth in Airborne’s deferred delivery products that are generally transported via truck. Additionally, our 2004 expense included $2.1 million for line-haul cost associated with moving DHL labeled shipments on routes which we did not operate in 2003.

Fuel expense increased 0.7% in the first quarter of 2004 compared to the first quarter of 2003. The average aviation fuel price was $1.124 and $1.116 per gallon in the first quarter of 2004 and 2003, respectively. Aviation fuel consumption decreased slightly compared to the first quarter of last year. The risks of volatile fuel prices are effectively assumed by Airborne through our cost reimbursement compensation arrangement with them.

Maintenance, materials and repairs decreased 7.5% in the first quarter of 2004 compared to the first quarter of 2003 primarily due to reduced cost of expendable aircraft parts and lower contracted maintenance rates in 2004 compared to the first quarter of 2003.

Depreciation and amortization expense decreased $25.3 million in the first quarter of 2004 compared to the first quarter of 2003. The primary factors influencing the decline in expense are the transfer of approximately $183.8 million of depreciable assets to Airborne as part of the separation transaction, and the SFAS No. 144 adjustment recorded immediately after separation from Airborne which reduced depreciable assets by approximately $600.9 million. Additionally, at the time of our separation from Airborne, we reassessed the estimate useful lives of our aircraft. We estimate that reducing the useful lives of the aircraft increased deprecation expense approximately $1.2 million in the first quarter of 2004.

Landing and ramp expense decreased by 22.8% in first quarter 2004 as compared to 2003. Effective with our separation on August 15, 2003 ramp leases were transferred to Airborne. Also, included in this category are deicing costs, which were higher in 2003 due to adverse winter weather in the first quarter.

Rent expense decreased 49.5% in the first quarter of 2004 compared to the first quarter of 2003 due to the transfer of facility lease agreements to Airborne in conjunction with the separation, including the majority of lease agreements for the regional hubs, warehouse facilities and most airport locations. However, our expenses for the first quarter of 2004 included $0.5 million of lease expense for facilities at the Wilmington Air Park.

Other operating expenses include pilot travel, professional fees, insurance, utilities and prior to August 16, 2003, administrative allocations from Airborne and Airborne packaging and labeling supplies. Other operating expenses decreased $10.5 million in the first quarter of 2004 compared to 2003 primarily due to approximately $10.0 million of Airborne packaging and labeling supplies which were recorded by ABX in the first quarter of 2003 while we were a subsidiary of Airborne. After the separation, Airborne packaging and labeling supplies are no longer expenses of ABX.

Our interest expense decreased by 54.4% in the first quarter of 2004 compared to the same period in 2003 primarily because of interest allocations from Airborne during the first quarter 2003.

For the first quarter of 2004, the tax provision was offset by a reduction in the allowance for the deferred tax asset. The deferred tax asset was created primarily as a result of the 2003 impairment charge and was fully reserved under provisions of SFAS No. 109 “Accounting for Income Taxes.” On an annualized basis, ABX does not expect to have any current or deferred tax liability or expense. The valuation allowance is being adjusted for the temporary differences that reduce book income in the current fiscal year. For the first quarter of 2003, our effective income tax rate was 39.1%. Our tax provision for the first quarter of 2003 was calculated on a stand-alone basis.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Operating cash flows were $32.8 million and $45.2 million in the first quarter of 2004 and 2003, respectively. Our net operating cash flows are primarily a function of aircraft depreciation expense reimbursed by Airborne and the markup earned under our commercial agreements with Airborne, offset by timing differences between pension funding and pension expense reimbursed with markup by Airborne. The decline in operating cash flows compared to 2003 is primarily a result of lower reimbursed depreciation expense offset by the timing of payments to vendors.

During 2004 and 2005, significant capital resources will be required for the acquisition and modification of aircraft and related flight equipment. Total capital expenditures were $29.5 million in the first quarter of 2004 compared to $46.3 million in the first quarter of 2003. Our capital expenditures in the first quarter of 2004 included the acquisition of one Boeing 767 aircraft, a spare engine for our Boeing 767 fleet and cargo modification costs for two other Boeing 767s. In the first quarter of 2003, our capital expenditures included acquisitions of two Boeing 767 aircraft, leasehold improvements, package handling equipment and expenditures supporting the operation of the airport in Wilmington, Ohio (prior to our August 15, 2003 separation from Airborne, facilities and package handling equipment were our responsibility.)

The level of capital spending for all of 2004 is anticipated to be $83.0 million compared to $88.5 million in 2003. Capital spending levels are primarily a result of aircraft acquisitions and related modification costs.

Commitments

At March 31, 2004, we had 115 aircraft in service, consisting of 24 Boeing 767s, 17 DC-8s and 74 DC-9s. We have commitments to acquire one additional Boeing 767 aircraft during 2004 and one in 2005. These aircraft are committed to be modified to an industry standard freighter configuration from their original passenger configuration. Payments for the aircraft and conversions of these and other recently purchased aircraft will approximate $44.0 million, and $37.0 million for the remainder of 2004 and 2005, respectively. There are currently no aircraft-related commitments extending beyond 2005. Over the past two years we have been successful in negotiating deferrals of aircraft deliveries without incurring additional costs and we may request deferrals of future deliveries. However, there is no assurance any deferral of planned deliveries will be achieved or achieved without incurring additional costs.

We estimate that contributions to our qualified defined benefit pension plans will be $23.1 million for the remainder of 2004. We estimate our pension expense will be $27.8 million for the remainder of 2004. Pension expense is reimbursable under the two agreements with markup.

As of March 31, 2004, approximately $13.0 million in various letters of credit are collateralized by Airborne on our behalf. These letters of credit relate primarily to our aircraft purchase commitments and are structured to expire near the scheduled delivery of the aircraft in 2004. We are currently in the process of replacing these letters of credit with letters of credit issued under our Credit Agreement.

The Company fully and unconditionally guarantees a senior note of Airborne. The senior note issued by Airborne bears interest at a rate of 7.35% and matures in September 2005. Subsequent to Airborne’s merger, DHL paid down this note, to approximately $6.9 million outstanding.

Liquidity and Capital Resources

On March 31, 2004 we signed a $35.0 million, three-year syndicated Credit Agreement. Borrowings under the agreement are collateralized by substantially all of our assets and bear interest equal to the prime rate or 2.25% above the LIBOR rate. The agreement provides for the issuance of letters of credit on ABX’s behalf. At March 31, 2004, our unused credit facility totaled $31.7 million, with outstanding letters of credit. When we replace the letters of credit currently collateralized by Airborne, our unused credit facility will total $18.7 million. There were no borrowings outstanding under the Credit Agreement at March 31, 2004.

The Credit Agreement contains an accordion feature to increase the borrowings up to $45.0 million if ABX needs additional borrowing capacity in the future. This additional $10.0 million feature is uncommitted by the existing lenders, however at this time, we believe that if it is requested, we would receive additional credit.

Under the Credit Agreement, ABX is subject to other expenses, covenants and warranties that are usual and customary. The agreement stipulates events of default and contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, and certain other transactions as defined in the agreement. ABX was in compliance with all debt covenants and conditions of defaults at March 31, 2004.

We anticipate that our current cash balances, combined with forecasted cash flows provided by commercial agreements with Airborne and growth in new business will be sufficient to fund our planned operations and capital expenditures for 2004 and beyond. If certain liquidity levels are not maintained, we will be able to borrow under the Credit Agreement or request certain additional cash advances under the Airborne commercial agreements through 2005 to supplement liquidity.

Our debt facilities limit cash dividends to $1.0 million annually. We have not declared any cash dividends and intend to retain earnings to finance future growth and cash requirements. Also, our debt facilities allow us, at certain liquidity requirements, to repurchase our common stock. We do not currently have a stock buyback program and have made no plans to repurchase our common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare-parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimations used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues from Airborne are recognized when the related services are performed. Prior to August 16, 2003, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.0%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from Airborne are determined based on the expenses incurred during a reporting period for the ACMI and Hub Services agreements. Expenses incurred under these agreements are generally subject to a base markup of 1.75%, which is recognized in the period during which the expenses are incurred. Certain costs, the most significant of which include fuel cost, interest on the promissory note to DHL Holdings, airport rent, ramp and landing fees incurred for performance under the ACMI agreement are reimbursed and included in revenues without markup.

In addition to a base markup of 1.75%, both the ACMI and Hub Services agreements provide for an incremental markup potential above the base 1.75%, based on our ability to achieve specified cost and service goals. The ACMI agreement provides for a maximum potential incremental markup of 1.60%, with 1.35% based on cost performance and 0.25% based on service performance. The Hub Services agreement provides for a maximum potential incremental markup of 2.1%, with 1.35% based on cost performance and 0.75% on service performance. Both contracts call for 40% of any incremental markup earned from cost performance to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, any incremental cost markup that we may achieve based on quarterly results (i.e., 40% of the 1.35% maximum potential) would be recognized in our quarterly revenues. The 60% of the incremental cost markup potential measured against annual performance (i.e., 60% of the 1.35% maximum potential) would be recognized during fourth quarter, when full year results are known. Incremental markup potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the Hub Services agreement) is measured annually and any revenues earned from their attainment would be recognized during the fourth quarter, when full year results are known. Management cannot predict to what degree the Company will be successful in achieving incremental markup.

Charter service revenues are recognized on scheduled and non-scheduled flights performed for customers other than Airborne. Revenues are recognized when the specific flight has been completed. Other revenues, primarily for aircraft parts and fuel sales, are recognized when the parts and fuel are delivered. Revenues earned and cost incurred providing aircraft-related maintenance services are recognized in the period in which the services are completed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of business. ABX incurs market risk for changes in the price of jet and diesel fuel, however this risk is largely mitigated by reimbursement through the ACMI agreement.

We have interest rate risk as a result of debt obligations. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is largely mitigated, however, because our interest expense for the debt with variable rate risk is marked up and charged to Airborne under the ACMI agreement. The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Our outstanding debt obligations are shown below (in thousands):

	March 31, 2004	December 31, 2003
Fixed Rate	$128,118	$128,672
Variable Rate	59,255	60,470

	$187,373	$189,142

We did not have any derivative financial instruments at March 31, 2004.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer, Chief Financial Officer and its Principal Accounting Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in ABX’s internal controls over financial reporting or in other factors that could significantly affect ABX’s disclosure controls and procedures over financial reporting subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses identified, and therefore, there were no corrective actions taken.

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

Certain of Airborne’s competitors, including Federal Express Corporation (“FedEx”) and United Parcel Service Inc. (“UPS”), have challenged the citizenship status of Astar, formerly DHL Airways. DHL has entered into an ACMI agreement with Astar, which accounts for a substantial portion of the business of Astar. FedEx and UPS allege this relationship, among others, constitutes control by DHL of Astar in violation of United States law. An Administrative Law Judge (“ALJ”) for the DOT reviewed the citizenship of Astar and issued a decision recommending to the DOT that it find that Astar is a U.S. citizen. On May 13, 2004, the DOT issued its decision finding that Astar is a U.S. citizen and making the ALJ’s recommended decision the DOT’s final decision. FedEx and/or UPS have the right to appeal this decision to the U.S. Court of Appeals, in which event Astar would likely be permitted to intervene in the case.

The DOT issued a notice requesting comments on the procedures to be used in processing our filing, and several parties, including ABX, have provided comments. The DOT has yet to specify the procedures it intends to use. While Astar and ABX are different, and their respective relationships with DHL and Airborne are distinguishable, the DOT’s decision regarding Astar will likely serve as a precedent for the DOT’s review of our filing.

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

The NLRB recently determined to prosecute ALPA on the unfair labor practice charges. The NLRB heard the matter on March 10 and 11, 2004 and a decision is pending. In the event ALPA was to prevail on its counterclaim and/or grievance, this would materially and adversely affect our business.

We believe that ALPA’s claim to the work being performed by ABX is without merit and its counterclaim and grievance will be denied.

Item 5. Other Information.

The Audit Committee of the Board of Directors has approved the services rendered by our independent auditors during the period covered by this Form 10-Q filing.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits—

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10(a)	Credit Agreement, dated as of March 31, 2004, among ABX Air, Inc., the Lenders from time to time Parties hereto, and Bank One, NA (Main Office Columbus), as Administrative Agent.*

10(b)	Guaranty, dated March 31, 2004, by each of Sound Suppression, Inc. and Airborne FTZ, Inc., in favor of Bank One, NA (Main Office Columbus), as Administrative Agent.*

10(c)	Trademark Security Agreement, dated March 31, 2004, by and between ABX Air, Inc. and Bank One, NA (Main Office Columbus).*

10(d)	Patent Security Agreement, dated March 31, 2004, by and between ABX Air, Inc. and Bank One, NA (Main Office Columbus).*

10(e)	Pledge and Security Agreement, dated March 31, 2004, by and among ABX Air, Inc., Sound Suppression, Inc., Airborne FTZ, Inc. and Bank One, NA (Main Office Columbus).*

10(f)	Aircraft Mortgage and Security Agreement, dated March 31, 2004, by and amount ABX Air, Inc. and Bank One, NA.*

10(e)	Form of Executive Incentive Compensation Plan for the CEO and the next four highest paid officers, filed herewith.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31(c)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32(c)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 7, 2004.

(b) Reports on Form 8-K

On January 5, 2004, ABX reported on Form 8-K that it issued an additional 395,100 shares of common stock, the last such shares to be issued in accordance with the terms of Airborne, Inc.’s 5.75% Convertible Senior Notes, due April 1, 2007.

On January 12, 2004, ABX reported on Form 8-K that John D. Geary, a former transportation industry executive, and Jeffrey J. Vorholt, a financial expert, have been elected to fill two vacancies on the Company’s Board of Directors.

On February 23, 2004, ABX reported on Form 8-K filed the issuance of a news release announcing its results for the quarter and year ended December 31, 2003.

On March 4, 2004, ABX reported on Form 8-K the details for its Annual Meeting of Shareholders to be held on May 6, for Shareholders of record on March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC.,

a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C Hete
Chief Executive Officer

Date: May 13, 2004

/s/ DUANE D. KIMBLE
Duane D. Kimble
Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2004

/s/ QUINT O. TURNER
Quint O. Turner
Vice President, Administration
(Principal Accounting Officer)

Date: May 13, 2004