Form 10-Q
period 2004-06-30
ABX AIR INC
filed 2004-08-11
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

As of August 11, 2004, ABX Air, Inc. had outstanding 58,270,400 shares of common stock, par value $.01.

ABX AIR, INC. AND SUBSIDIARIES

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report or in “Risk Factors” contained in our Registration Statement on Form S-4, as amended, and in our 2003 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
REVENUES	$274,654	$297,045	$551,340	$607,741

OPERATING EXPENSES:
Salaries, wages and benefits	119,326	117,405	239,754	233,968
Purchased line-haul	50,283	39,821	97,750	80,293
Fuel	43,049	34,545	85,427	76,650
Maintenance, materials and repairs	26,911	28,252	54,395	57,979
Depreciation and amortization	9,262	34,085	18,358	68,467
Landing and ramp	5,100	5,324	13,456	16,146
Rent	1,577	2,784	3,183	5,965
Other operating expenses	11,363	24,322	23,047	46,495

	266,871	286,538	535,370	585,963

EARNINGS FROM OPERATIONS	7,783	10,507	15,970	21,778
INTEREST EXPENSE	(2,133)	(4,733)	(4,518)	(9,970)
INTEREST INCOME	176	—	354	—

EARNINGS BEFORE INCOME TAX	5,826	5,774	11,806	11,808

INCOME TAX EXPENSE	—	2,213	—	4,573

NET EARNINGS	$5,826	$3,561	$11,806	$7,235

EARNINGS PER SHARE—
Basic	$0.10	$0.07	$0.20	$0.14

Diluted	$0.10	$0.06	$0.20	$0.12

WEIGHTED AVERAGE SHARES—
Basic	58,270	52,107	58,270	52,107

Diluted	58,270	58,521	58,270	58,521

See notes to condensed consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash	$57,311	$63,101
Restricted cash	10,652	2,640
Accounts receivable, net of allowance of $268 and $269 in 2004 and 2003, respectively	7,029	5,482
Spare parts and fuel inventory	15,450	16,252
Prepaid supplies and other	2,344	2,511

TOTAL CURRENT ASSETS	92,786	89,986

Property and equipment, net	332,938	312,803
Other assets	10,237	10,317

TOTAL ASSETS	$435,961	$413,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$48,383	$43,355
Salaries, wages and benefits	36,488	35,187
Accrued expenses	6,338	5,921
Current portion of postretirement liabilities	11,318	9,044
Current portion of long-term obligations	7,631	7,332
Unearned revenue	12,265	12,301

TOTAL CURRENT LIABILITIES	122,423	113,140

Long-term obligations	177,913	181,810
Postretirement liabilities	62,993	57,781
Other liabilities	2,160	1,709
Commitments and contingencies (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized; 58,270,400 shares issued and outstanding;	583	583
Additional paid-in capital	428,637	428,637
Retained earnings (deficit)	(353,369)	(365,175)
Accumulated other comprehensive loss	(5,379)	(5,379)

TOTAL STOCKHOLDERS’ EQUITY	70,472	58,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$435,961	$413,106

See notes to condensed consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2004	2003
OPERATING ACTIVITIES:

Net earnings	$11,806	$7,235

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,358	68,467
Postretirement liabilities	7,486	15,219
Deferred income taxes	—	(2,773)
Changes in assets and liabilities:
Restricted cash	(8,012)	—
Accounts receivable	(1,547)	844
Inventory and prepaid supplies	6	1,778
Accounts payable	5,029	(13,022)
Unearned revenue	(36)	—
Accrued expenses, salaries, wages and benefits and other liabilities	2,169	3,566
Other	608	172

NET CASH PROVIDED BY OPERATING ACTIVITIES	35,867	81,486

INVESTING ACTIVITIES:
Additions to property and equipment	(37,533)	(56,465)

NET CASH USED IN INVESTING ACTIVITIES	(37,533)	(56,465)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(3,599)	(3,466)
Financing fees	(525)	—
Advances from Airborne, Inc.	—	(21,556)

NET CASH USED IN FINANCING ACTIVITIES	(4,124)	(25,022)

NET DECREASE IN CASH	(5,790)	(1)

CASH AT BEGINNING OF PERIOD	63,101	33

CASH AT END OF PERIOD	$57,311	$32

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$4,046	$9,079
Income taxes paid	—	—

See notes to condensed consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of ABX Air, Inc. and its subsidiaries (“ABX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries are eliminated in consolidation.

Prior to August 16, 2003, the Company operated as a wholly-owned subsidiary of Airborne, Inc. (“Airborne”). In conjunction with the separation of ABX from Airborne, the Company entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul agreement (“Hub Services agreement”) with Airborne. The Company’s operating results prior to separation from Airborne do not reflect the effects of the pricing structure under the ACMI agreement and Hub Services agreement, the new capital structure of the business, the current tax status, the cost of new corporate functions and other changes resulting from the separation from Airborne.

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

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale or disposition are carried at the lower of carrying value or estimated net realizable value.

Interest incurred during the construction period of facilities and on aircraft purchase and modification costs is capitalized until the date the asset is placed in service as an additional cost of the asset.

The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.

Spare Parts Inventory

The Company values aircraft spare parts inventory at weighted-average cost and maintains a related obsolescence reserve. A provision for spare parts obsolescence is recorded over the estimated useful life of each aircraft fleet type (i.e., McDonnell Douglas DC-8, DC-9 and Boeing 767), which considers the spare parts expected to be on hand on the date the aircraft fleet type is anticipated to be removed from service. Should changes occur regarding expected spare parts to be on hand or anticipated useful lives of our aircraft, revisions to the estimated obsolescence reserve may be required.

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

Revenue Recognition

Revenues from Airborne are determined based on expenses incurred during a period and recognized when the related services are performed. Prior to August 16, 2003, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from Airborne are determined based on the expenses incurred during a reporting period under the ACMI and Hub Services agreements. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to DHL Holdings, certain ramp and facility rent and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of cost and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost goals and annual service goals expressly specified in each of the two agreements. At the end of each fiscal year, the Company measures the achievement of annual goals and records any incremental revenues earned by achieving the annual goals in the fourth quarter. In a similar way, the Company measures quarterly goals and records incremental revenues in the quarter in which earned.

The Company derives a portion of its revenues from customers other than Airborne. Charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer.

Unearned Revenue

As specified in the two commercial agreements with Airborne, the Company is advanced funds on each Monday for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects those customer funds that the Company has received in advance of incurring the associated cost to perform under the commercial agreements.

NOTE B—SEPARATION FROM AIRBORNE

Separation Agreement

On August 15, 2003, the Company was separated from its former parent, Airborne, and became an independent, publicly-owned company. Separation of the Company from Airborne was a condition of the merger agreement between Airborne and

DHL Worldwide Express B. V. (“DHL”). The merger agreement required Airborne to separate its air operations from its ground operations with air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of the Company to Airborne. The separation of the Company from Airborne occurred according to the terms and conditions of the separation agreement, which was included in ABX’s amended registration statement filed on July 11, 2003. After the separation of the Company, Airborne was reorganized as a subsidiary of DHL Holdings (USA), Inc. ( “DHL Holdings” ), a subsidiary of DHL.

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

Capitalization of ABX

At the time of separation, the Company split its stock and issued 52,106,129 additional shares of ABX Air common stock, with a par value of $0.01 per share to the Airborne stockholders under terms of the merger agreement. The advances from Airborne of $457.3 million were cancelled. The Company issued a promissory note to DHL Holdings in the amount of $89.0 million and transferred $29.0 million to Airborne, leaving ABX with a cash balance of $60.0 million. The note was subsequently increased to $92.9 million to true up certain separation adjustments and leave total stockholders’ equity of $50.0 million after recording the impairment charge discussed below. The principal of the note is due in 2028 and the note bears interest at 5.00% per annum, payable semi-annually. The interest expense on the promissory note is reimbursable, as discussed below, without mark-up.

Commercial Agreements

In connection with the separation, the Company entered into the ACMI and Hub Services agreements with Airborne. Under the ACMI and Hub Services agreements, the Company provides air cargo transportation, package sorting and handling services, line-haul logistics services and airport, equipment and facilities maintenance services to Airborne and receives compensation generally as determined by cost plus a base mark-up percentage of 1.75%. Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from achievement of cost and service goals outlined in the two commercial agreements. Certain costs, including jet fuel expense, landing and ramp rental charges, facility rent, and interest expense on the note payable to DHL Holdings are reimbursable without mark-up. Income tax expense incurred by the Company, as well as direct expenses incurred to secure revenue from customers other than Airborne are not reimbursed under the terms of the two commercial agreements.

The ACMI agreement has a term of seven years, with an automatic renewal for an additional three years, unless a one year advance notice is given, or if ABX is not in compliance with applicable performance standards specified in the agreement. During the first year of the term of the ACMI agreement, Airborne may not make any changes in the air routes or number of aircraft that would reduce the scope of the services to be provided by ABX under the ACMI agreement, unless an ABX event of default relating to performance failures occurs. After August 15, 2004, Airborne may modify the air routes, including termination of specific ACMI aircraft or air routes.

The Hub Services agreement has a term of three years, with one-year automatic renewals, unless ninety-days advance notice is given. During the first year of the Hub Services agreement, Airborne cannot reduce the scope of the services under the Hub Services agreement, except in connection with performance failures or labor disputes that cause ABX to fail to meet specified service standards. After August 15, 2004, Airborne can change the scope of services by terminating specific services at one or more hub facilities with at least sixty days notice to ABX.

Impairment

The separation of the Company from Airborne, and the execution of the related commercial agreements collectively constituted an event requiring the Company to evaluate the recoverability of the carrying value of its long-term assets as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, ABX is required to record an impairment charge for the excess of the carrying value of the long-lived asset group over its fair value.

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

In conjunction with the fair value evaluation of its assets, the Company reassessed the useful lives and residual values of its aircraft. As a result, the Company changed the useful lives used to amortize its Boeing 767, DC-9 and DC-8 aircraft to 15, 7 and 5 years, respectively, beginning August 16, 2003. Prior to the separation from Airborne, the Company depreciated its Boeing 767, DC-9 and DC-8 aircraft over 18, 10 and 7 years, respectively. Had the Company not changed the estimated useful lives of the aircraft, 2004 depreciation expense would have been approximately $1.2 million and $2.5 million less than reported for the three and six month periods ended June 30.

NOTE C—AIRBORNE TRANSACTIONS AND PRE-SEPARATION ALLOCATIONS

The Company’s revenues, cash flows and liquidity resources are highly dependent on Airborne. Substantially all of the Company’s revenues are derived through contracted services provided to Airborne. Revenues from contracted services performed for Airborne were $270.8 million and $294.5 million for the quarter ended June 30, 2004 and 2003, respectively and $544.1 million and $602.2 million for the six month periods ended June 30, 2004 and 2003, respectively.

Prior to August 16, 2003, Airborne performed various corporate functions in support of the activities of its consolidated subsidiaries, which included activities of ABX. Airborne provided the Company with certain insurance coverage; information technology support; accounting, audit, tax, cash management and treasury administration; employee benefit plan administration; governmental affairs; and other services. Included in other expenses in the consolidated statements of operations are allocations for these services of $1.6 million and $2.8 million for the three and six month periods ended June 30, 2003.

Prior to August 16, 2003, interest expense included allocations to the Company of interest cost incurred by Airborne in addition to interest expense incurred on obligations of the Company. The Company was allocated interest expense based upon its proportionate share of stockholders’ equity, inclusive of advances from its parent, in comparison to the consolidated totals of Airborne. Allocations of $2.8 million and $6.4 million were made for the three and six month periods ended June 30, 2003.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income applicable to common stockholders	$5,826	$3,561	$11,806	$7,235

Weight-average shares outstanding for basic earnings per share	58,270	52,107	58,270	52,107
Common equivalent shares:
Assumed conversion of Airborne’s 5.75% Convertible Senior Notes	—	6,414	—	6,414

Weighted-average shares outstanding assuming dilution	58,270	58,521	58,270	58,521

Basic earnings per share	$0.10	$0.07	$0.20	$0.14

Diluted earnings per share	$0.10	$0.06	$0.20	$0.12

In December 2003, the Company issued approximately 6.2 million shares to note holders of Airborne’s 5.75% Convertible Senior Notes, due on April 1, 2007. According to the terms of those notes, after Airborne completed the merger with DHL, the note holders became entitled to receive, upon a voluntary conversion of the notes, the merger consideration paid in connection with the merger, which included ABX common stock deliverable by the Company. In November and December 2003, Airborne issued tender offers to the note holders to incent the conversion of the notes, and by December 31, 2003, all outstanding Airborne notes had been converted. The Company did not receive any proceeds from the issuance of shares of common stock to the note holders.

NOTE E—PROPERTY AND EQUIPMENT

The Company maintains a fleet of 115 in-service aircraft. At June 30, 2004, the fleet consisted of 24 Boeing 767, 74 McDonnell Douglas DC-9 and 17 McDonnell Douglas DC-8 aircraft.

Property and equipment consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Aircraft and flight equipment	$507,394	$470,736
Support equipment	43,763	43,067
Vehicles and other equipment	1,401	1,374

	$552,558	$515,177
Accumulated depreciation and amortization	(219,620)	(202,374)

Property and equipment, net	$332,938	$312,803

Aircraft and flight equipment included $35.4 million for capitalized lease assets as of June 30, 2004 and December 31, 2003. Accumulated depreciation and amortization included $2.1 million as of June 30, 2004 and $0.8 million as of December 31, 2003 for capital leases.

NOTE F—LONG TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Promissory note to DHL Holdings	$92,949	$92,949
Capital lease obligations	92,595	96,193

Total long-term obligations	$185,544	$189,142
Less: current portion	(7,631)	(7,332)

Total long-term obligations, net	$177,913	$181,810

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are for five 767 aircraft, and consist of two different leases, both terminating in 2017. The capital lease terms for three of the five aircraft include quarterly principal and variable interest of LIBOR plus 2.50% (3.63% at June 30, 2004). The capital lease for the other two 767 aircraft is at an imputed interest rate of 8.55%. The interest expense related to the capitalized aircraft lease obligations is reimbursable with mark-up under the ACMI agreement with Airborne.

On March 31, 2004, the Company signed a $35.0 million, three-year syndicated Credit Agreement. On June 18, 2004, the Company amended the Credit Agreement, increasing the credit facility to $45.0 million. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR ( a one, two or three month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of June 30, 2004, our unused credit facility totaled $26.3 million, net of outstanding letters of credit of $18.7 million. There were no borrowings outstanding under the Credit Agreement as of June 30, 2004.

Under the Credit Agreement, the Company is subject to other expenses, covenants and warranties that are usual and customary. The agreement stipulates events of default and contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, and certain other transactions as defined in the agreement. The Company was in compliance with all debt covenants and there were no events of default as of June 30, 2004.

NOTE G—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases aircraft, airport facilities, and certain operating equipment under various long-term operating lease agreements. In conjunction with the separation from Airborne, the Company entered into a sublease agreement with Airborne for portions of the Wilmington Air Park. The term of the sublease expires at the end of the transition period that follows termination of the ACMI agreement. The annual rent payable by the Company under the lease is $2.0 million, and is reimbursable by Airborne without mark-up.

Commitments

The Company has commitments to acquire two used Boeing 767s, one in 2004 and one in 2005. These aircraft are committed to be converted to a standard freighter configuration from their original passenger configuration. Payments for the aircraft and conversions of these and other recently purchased aircraft will approximate $45.8 million and $35.0 million for the remainder of 2004 and 2005, respectively. There are currently no aircraft-related commitments extending beyond 2005.

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

Certain operating leases and agreements of the Company contain indemnification obligations to the lessor that are considered ordinary and customary (e.g. use and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease. In conjunction with certain transactions, the Company sometimes provides routine indemnifications (e.g. environmental, tax and employee liabilities), the terms of which range in duration and are often limited.

The Company has fully and unconditionally guaranteed a senior note of Airborne. The senior note, having a remaining amount outstanding of $6.9 million, bears interest at a rate of 7.35% and matures in September, 2005.

Legal Proceedings

(a) Department of Transportation (“DOT”) Continuing Fitness Review

The Company filed a notice of substantial change with the DOT arising from its separation from Airborne. In connection with the filing, which was made in mid-July of 2003, the DOT will determine whether the Company continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. certificated air carrier. The DOT may determine that Airborne actually controls the Company as a result of its commercial arrangements (in particular, the ACMI agreement and Hub Services agreement) with Airborne. If the DOT determines that the Company is controlled by Airborne, the DOT could require amendments or modifications of the ACMI and/or other agreements between the Company and Airborne. If the Company were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke the Company’s air carrier certificates and/or authorities, and this would materially and adversely affect our business.

Certain of Airborne’s competitors, including Federal Express Corporation (“FedEx”) and United Parcel Service Inc. (“UPS”) challenged the citizenship status of Astar Air Cargo, Inc. (“Astar”), formerly DHL Airways. DHL has entered into an ACMI agreement with Astar which accounts for a substantial portion of the business of Astar. FedEx and UPS alleged this relationship, among others, constituted control by DHL of Astar in violation of United States law. An Administrative Law Judge (“ALJ”) for the DOT reviewed the citizenship of Astar and issued a decision recommending to the DOT that it find that Astar is a citizen. On May 13, 2004, the DOT issued its decision finding that Astar is a U.S. citizen and making the ALJ’s recommended decision the DOT’s final decision. Neither FedEx nor UPS appealed the DOT’s final decision.

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

(b) ALPA Lawsuit

On August 25, 2003 the Company intervened in a lawsuit filed in the United States District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. against the Airline Pilots Association (“ALPA”), which represents the pilot group at Astar. The ALPA grievance seeks to require DHL Holdings to direct its subsidiary, Airborne, to cease implementing its ACMI agreement with ABX on the grounds that DHL is a legal successor to Astar. The Company sought a declaratory judgment that neither DHL entity is required to arbitrate the ALPA grievance. ALPA similarly filed a counterclaim requesting injunctive relief that includes having Airborne’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In March 2004, the NLRB prosecuted ALPA on the unfair labor practice charges. On July 2, 2004, an administrative law judge for the NLRB issued a decision finding that ALPA’s grievance and counterclaim violated the secondary boycott provisions of the National Labor Relations Act, and recommended that the NLRB order ALPA to withdraw both actions. ALPA has the right to appeal the decision to the full NLRB and thereafter in federal court.

Management believes that ALPA’s claim to the work being performed by the Company is without merit and its counterclaim and grievance will continue to be denied if the decision is appealed.

NOTE H—COMPONENTS OF NET PERIODIC BENEFIT COST

The Company sponsors a qualified defined benefit pension plan for its flight crewmembers and a qualified defined benefit pension plan for its other employees that meet minimum eligibility requirements. The Company also sponsors non-qualified defined benefit pension plans for certain employees. These non–qualified plans are unfunded. The Company sponsors a postretirement healthcare plan which is unfunded. Prior to the Company’s separation from Airborne, the Company participated in similar plans sponsored by Airborne. In conjunction with the separation, the Company established its own plans with provisions identical to the Airborne plans. For funded plans, assets were transferred from the trust of the Airborne sponsored plans to a separate trust for the Company sponsored plans. The separation was based on specific obligations related to the Company’s employees and the proportionate share of the plan assets.

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

The Company’s net periodic benefit cost for its qualified defined benefit pensions and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$6,556	$6,102	$296	$277	$13,112	$12,204	$680	$554
Interest cost	4,939	4,395	253	242	9,878	8,790	582	484
Expected return on plan assets	(4,050)	(2,560)	—	—	(8,100)	(5,120)
Amortization of prior service cost	851	845	(10)	—	1,702	1,690	(20)
Amortization of net loss	974	1,368	75	57	1,948	2,736	254	114

Net periodic benefit cost	$9,270	$10,150	$614	$576	$18,540	$20,300	$1,496	$1,152

During the three and six month periods ended June 30, 2004, the Company paid $6.2 million and $12.4 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing an additional $16.9 million to fund its pension plans in 2004 for a total of $29.3 million.

On May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) addressing the appropriate accounting and disclosure requirements for companies sponsoring a postretirement health care plan that provides prescription drug benefits. The new guidance from the FASB was necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. FSP SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” requires (a) that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses, and (b) certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company adopted the new FSP effective April 1, 2004.

The Company’s actuary has advised management that the prescription drug benefits provided by the Company sponsored postretirement health care plan qualifies for a subsidy under the 2003 Medicare prescription law. In connection with the Company’s adoption of FSP SFAS 106-2, on April 1, 2004, the accumulated benefit obligation was remeasured to include the effects of the subsidy related to benefits attributed to past service. As a result of the subsidy, the accumulated benefit obligation decreased by $0.9 million.

NOTE I—COMPREHENSIVE INCOME

The following is a reconciliation between net earnings and comprehensive income (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net earnings	$5,826	$3,561	$11,806	$7,235
Unrealized gain (loss) on interest rate swap arising during the periods, net of tax	—	(225)	—	47
Less: Reclassification adjustment for gains realized in net earnings	—	(277)	—	(545)

Comprehensive income	$5,826	$3,059	$11,806	$6,737

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

BACKGROUND

On August 15, 2003, ABX was separated from our former parent, Airborne, Inc. (“Airborne”), and became an independent, publicly-owned company. The separation of ABX from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express B. V. (“DHL”), an integrated, global cargo carrier. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, $199.2 million of assets and $43.8 million of liabilities related to Airborne’s ground operations and airport were transferred out of ABX to Airborne. ABX was capitalized with $60.0 million of cash and a $92.9 million promissory note payable to DHL Holdings (USA), Inc. (“DHL Holdings”). All inter-company payables, totaling $457.3 million, were cancelled.

At the time of the separation, ABX and Airborne entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”), and a hub and line-haul services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to Airborne on a cost plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, line-haul logistics services, as well as airport facilities and equipment maintenance services for Airborne, also on a cost plus pricing structure. Costs incurred under these agreements are generally marked-up 1.75% and included in revenues. Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) from the achievement of cost and service goals specified in the two agreements. Fuel cost, rent, interest on the promissory note to DHL Holdings, and ramp and landing fees incurred under the ACMI agreement are the significant items reimbursed without mark-up. The ACMI agreement and the Hub Services agreement have terms of seven and three years, respectively. However, after August 15, 2004, Airborne can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub services agreement. Additionally, Airborne can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

The separation of ABX from Airborne, and the execution of the related commercial agreements collectively constituted an event which required us to evaluate the recoverability of the carrying value of long-term assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, ABX was required to record an impairment charge for the excess of the carrying value of the long-lived asset group over its fair value. The fair value of ABX’s aircraft was derived using a market approach by comparing recent sales of similar assets and adjusting these comparables for factors such as age and condition. The fair value of aircraft, aircraft-related spare parts inventory, maintenance tooling and equipment, and other ABX fixed assets was derived utilizing a cost approach in which replacement cost was adjusted downward to reflect reduction in value due to physical depreciation and functional obsolescence. As a result of the fair value analysis, we recorded a pre-tax, non–cash charge to write down assets and inventory by $600.9 million. The impairment charge resulted in a net deferred tax asset, which under the provisions of SFAS No. 109, “Accounting for Income Taxes,” was fully offset by a valuation allowance which was established due to the likelihood that future taxable earnings generated would not allow for the asset’s full utilization.

DHL INTEGRATION PLANS

As a result of its merger with Airborne, DHL is in the process of integrating product offerings, sales, marketing, administrative and operating resources to eliminate duplicative costs. On June 25, 2004, DHL announced plans to consolidate operations from its Northern Kentucky hub into a central U.S. hub at its Wilmington, Ohio facilities which we operate under the ACMI and Hub Services agreements. The plan involves an estimated investment of approximately $300 million by DHL to expand facilities in Wilmington, including an additional 1.2 million square feet of sort space and 1.5 million square feet of ramp space. Additional automation and information technology infrastructure improvements are also likely. DHL will begin construction in August, 2004 and phase in consolidation over the next 15 months. The transition is expected to be completed by fall of 2005. We expect to retain operation of the expanded Wilmington hub for DHL, however, at this time we cannot reasonably estimate the impact that the consolidation and DHL’s investment will have on our operating revenues.

DHL is developing plans to eliminate overlapping air routes. We anticipate that airlift plans will be finalized later this year for implementation during late 2005 and early 2006, that will call for a reduction in the number of aircraft provided to

Airborne by ABX under the ACMI agreement. At this time, it is uncertain to us how many ABX aircraft will eventually be removed from service and the timing of the reductions. Any airlift reductions are likely to impact our fleet of DC-9 and DC-8 aircraft, rather than the newer and more fuel efficient Boeing 767 fleet. For each DC-9 or DC-8 aircraft removed from service, our reimbursable depreciation expense would decline by approximately $0.13 million annually. Pursuant to the terms of the ACMI agreement, we have certain rights to put to Airborne any aircraft that may be removed from service. When implemented, the airlift plans may materially affect our operations and our net earnings, however, at this time we cannot reasonably estimate the impact. We expect that the approximate number of aircraft that may be removed from service will be disclosed by DHL by the end of 2004.

RESULTS OF OPERATIONS

For the second quarter of 2004, we had net earnings of $5.8 million compared to net earnings for the first quarter of 2003 of $3.6 million. For the first half of 2004, net earnings were $11.8 million compared to $7.2 million in the first half of 2003. Our net earnings increased compared to 2003 primarily because of lower income taxes and higher earnings from non-Airborne revenues, partially offset by lower pre-tax profits on the Airborne business. The reduction in pre-tax profits on the Airborne business is a result of the lower contractual mark-up and changes to our cost structure since the separation. Prior to the August 15, 2003 separation, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Net expenses included all operating and interest expenses reduced by revenues recorded from our non-Airborne customers. Since the separation, our Airborne revenues are generally based on cost plus a base mark-up of 1.75%, except for certain costs, including fuel, rent, interest on the promissory note to DHL Holdings and ramp and landing fees, that are recorded in revenue without mark-up. Our expenses, and accordingly our revenues for 2003, included depreciation expense related to the ground equipment that was transferred to Airborne in the separation. Additionally, depreciation expense and our revenues were lower in 2004 due to the effects of the impairment charge, which we recorded immediately after separation from Airborne. Also, our expenses and revenues for 2003 included Airborne packaging and labeling supplies, interest allocations and administrative cost allocations which we no longer record after the separation.

Our earnings for the second quarter of 2004 consisted of $4.7 million from the Airborne agreements and $1.1 million from other customers. During the second quarter of 2003, our pre-tax earnings consisted of $4.6 million from Airborne and $1.2 million from other customers. During 2004, the income tax provision has been entirely offset by tax benefits associated with a net deferred tax asset. The net deferred tax asset resulted from the impairment charge recorded after the separation from Airborne (see Note B), and is fully offset by a valuation allowance recorded due to the likelihood that the asset will not be fully utilized. For the first half of 2004, our earnings from Airborne were $9.5 million compared to pretax earnings for the first half of 2003 of $10.1 million from Airborne. Earnings from our non Airborne business activities grew to $2.4 million for the first half of 2004 compared to pretax earnings of $1.7 million in the corresponding 2003 period.

Our earnings from Airborne included revenue from incremental mark-up of $1.0 million for the second quarter and $2.0 million for the first half of 2004, respectively, for cost goals we achieved during the quarter and first half of the year. No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the first half of 2004. Any revenue earned through the achievement of annual goals will be recorded in the fourth quarter of 2004. The maximum incremental mark-up available from the annual cost goals is approximately 0.81% of eligible, annual costs under both commercial agreements. If ABX’s actual performance for the first half of 2004 is sustained for the full year, ABX would earn incremental mark-up from the annual cost incentives in the two agreements equivalent to 54.7% of the maximum available in the ACMI agreement, and 100% of the maximum mark-up from annual cost performance in the Hub Services agreement.

The maximum incremental mark-up available from the annual service goals is 0.25% of costs subject to mark-up under the ACMI agreement and 0.75% of costs eligible for mark-up under the Hub Services agreement. If ABX’s actual performance for the first half of 2004 is sustained for the full year, ABX would earn incremental mark-up equivalent to 80% of the maximum service incentive available in the ACMI agreement, and 100% of the maximum service incentive in the Hub Services agreement. Actual service and cost savings performance for the first half of 2004 are not necessarily indicative of full year performance, and results during the last six months of 2004 may improve on, or detract from actual service and cost performance through June 30, 2004.

A summary of our 2004 earnings is shown below (in thousands).

	For the Three Months ended June 30, 2004
	Airborne				Customers other than Airborne	Total
	ACMI	Hub Services	Other Reimbursable	Subtotal
Revenues:
Base	$118,463	$98,951	$52,421	$269,835	$3,808	$273,643
Incremental mark-up	538	473	—	1,011	—	1,011

Total revenues	119,001	99,424	52,421	270,846	3,808	$274,654

Operating expenses	114,951	97,248	51,939	264,138	2,733	266,871
Interest expense, net	1,475	—	482	1,957	—	1,957

Total expense	116,426	97,248	52,421	266,095	2,733	268,828

Earnings	$2,575	$2,176	$—	$4,751	$1,075	$5,826

	For the Six Months Ended June 30, 2004
	Airborne				Customers other than Airborne	Total
	ACMI	Hub Services	Other Reimbursable	Subtotal
Revenues:
Base	$238,532	$195,683	$107,895	$542,110	$7,238	$549,348
Incremental mark-up	1,003	989	—	1,992	—	1,992

Total revenues	239,535	196,672	107,895	544,102	7,238	551,340

Operating expenses	231,507	192,317	106,654	530,478	4,892	535,370
Interest expense, net	2,923	—	1,241	4,164	—	4,164

Total expense	234,430	192,317	107,895	534,642	4,892	539,534

Earnings	$5,105	$4,355	$—	$9,460	$2,346	$11,806

Revenues

Total revenues decreased 7.5% and 9.3% for the three and six months ended June 30, 2004, compared to the corresponding periods of 2003. Revenues from Airborne decreased 8.0% and 9.6% during the three and six months ended June 30, 2004, compared to the same periods of 2003. The decreases are a result of lower actual operating expenses subject to mark-up and the exclusion of certain operating expenses when applying the mark-up to determine our revenue since August 16, 2003. Revenues from Airborne accounted for approximately 99% of our revenues for 2004 and 2003.

Non-Airborne revenues grew 40.7% to $3.8 million for the second quarter of 2004 compared to the second quarter of 2003. Non-Airborne revenues increased 28.2% to $7.2 million in the first six months of 2004 compared to the corresponding period of 2003. The growth was driven by cargo services, including air charter services. Non-Airborne charter service revenues were $2.8 million and $1.1 million in the second quarters of 2004 and 2003, respectively. Sales of maintenance and engineering services were $0.3 million during the second quarter of 2004 compared to $0.2 million in the second quarter of 2003.

Operating Expenses

The table below compares selected operating statistics for the three and six months ended June 30, 2004. Depreciation expenses have been excluded from operating cost ratios to provide a comparable expense basis among years.

	Periods Ended June 30
	Three Months			Six Months
	2004	2003	% Change	2004	2003	% Change
Pieces handled (millions)	123.7	116.3	6.4%	246.5	230.8	6.8%
Pounds processed (millions)	543.3	518.9	4.7%	1,080.8	1,029.6	5.0%
Pounds per piece handled	4.4	4.5	(2.2)%	4.4	4.5	(2.2)%
Pieces handled per labor hour paid	36.4	33.7	8.0%	35.8	33.2	7.8%
Gallons of aviation fuel expensed (millions)	35.7	36.2	(1.4)%	72.2	72.7	(0.7)%

Price per gallon of aviation fuel	$1.199	$0.937	28.0%	$1.161	$1.027	13.0%
Operating cost excluding depreciation
Per piece	$2.08	$2.17	(4.1)%	$2.10	$2.24	(6.3)%
Per pound	$0.47	$0.49	(4.1)%	$0.48	$0.50	(4.0)%

Our operating expenses are impacted by the volume of packages handled for Airborne and by the type of service we provide, such as air or ground delivery. Generally, higher piece volumes increase our expenses and positively impact revenues and earnings. Total pieces handled increased 6.4% and 6.8% while pounds processed increased 4.7% and 5.0% in the second quarter and first half of 2004 respectively, compared to the same periods for 2003. The increases in pieces handled and pounds processed were driven by growth in Airborne’s ground delivery service and by one additional operating day in the first half of 2004. Productivity, as measured by pieces handled per labor hour improved by 8.0% and 7.8% compared to the second quarter and first half of 2003, respectively. Our operating costs excluding depreciation expense, measured on a per piece and per pound basis, decreased in 2004 compared to 2003, reflecting higher piece volumes and growth of lower cost ground delivery services.

Salaries, wages and benefits expense increased 1.6% in the second quarter 2004 and 2.5% during the first six months of 2004 compared to the corresponding periods in 2003. The increase includes the impact of one additional payroll day in the first quarter of 2004 compared to the 2003 period. The increase reflects incentive compensation and salary inflation adjustments of 4.0% in our flight crew pay scale, which became effective August 1, 2003. For the second quarter of 2004, total paid hours declined 1.4% compared to second quarter of 2003 and 1.0% for the first six months compared to the corresponding 2003 periods.

Purchased line-haul expense increased $10.5 million or 26.3% in the second quarter of 2004 and $17.5 million or 21.7% during the first six months of 2004 compared to the corresponding periods in 2003, primarily due to more contracted truck line-haul to accommodate the growth in Airborne’s deferred delivery products that are generally transported via truck. Additionally, expense included $2.1 million in the second quarter of 2004 and $4.2 million during the first six months of 2004 for line-haul cost associated with moving DHL labeled shipments on routes which we did not operate in 2003.

Fuel expense increased 24.6% in the second quarter of 2004 and 11.5% during the first six months of 2004 compared to the corresponding periods in 2003. The increases were driven by higher market prices for aviation fuel. The average aviation fuel price was $1.199 and $0.937 per gallon in the second quarter of 2004 and 2003, respectively and $1.161 and $1.027 per gallon for the first half of 2004 and 2003, respectively. Aviation fuel consumption decreased slightly compared to last year. The risks of volatile fuel prices are effectively assumed by Airborne through our cost reimbursement arrangement with them.

Maintenance, materials and repairs decreased 4.7% in the second quarter of 2004 and 6.2% during the first six months of 2004 compared to the corresponding periods in 2003 primarily due to reduced cost of expendable aircraft parts and lower contracted maintenance rates in 2004.

Depreciation and amortization expense decreased $24.8 million in the second quarter of 2004 and $50.1 million during the first six months of 2004 compared to the corresponding periods in 2003. The primary reasons for the decline in expense are the transfer of approximately $183.8 million of depreciable assets to Airborne as part of the separation transaction, and the SFAS No. 144 adjustment recorded immediately after separation from Airborne which reduced depreciable assets by approximately $600.9 million. Additionally, at the time of our separation from Airborne, we reassessed the estimated useful lives of our aircraft. We estimate that reducing the useful lives of the aircraft increased depreciation expense approximately $1.2 million and $2.5 million in the three and six month periods ended June 30, 2004.

Landing and ramp expense decreased by 4.2% in second quarter and 16.7% during the first six months of 2004 compared to the corresponding periods in 2003. Effective with our separation on August 15, 2003, certain ramp leases were transferred to Airborne. Also, included in this category are deicing costs, which were higher in 2003 due to adverse winter weather in the first quarter.

Rent expense decreased $1.2 million in the second quarter of 2004 and $2.8 million during the first six months of 2004 compared to the corresponding periods in 2003 due to the transfer of facility lease agreements to Airborne in conjunction with the separation, including the majority of lease agreements for the regional hubs, warehouse facilities and most airport locations. Our expenses for the first half of 2004 included $1.0 million of lease expense for facilities at the Wilmington Air Park.

Other operating expenses include pilot travel, professional fees, insurance, utilities and prior to August 16, 2003, administrative allocations from Airborne and Airborne packaging and labeling supplies. Other operating expenses decreased by $13.0 million in the second quarter of 2004 and $23.4 million during the first six months of 2004 compared to the corresponding periods in 2003 primarily due to approximately $11.2 million and $22.3 million of Airborne packaging and labeling supplies which were recorded by ABX in 2003 while we were a subsidiary of Airborne. After the separation, Airborne packaging and labeling supplies are no longer expenses of ABX.

Our interest expense decreased by $2.6 million in the second quarter of 2004 and $5.5 million during the first six months of 2004 compared to the corresponding periods in 2003 primarily because of interest allocations from Airborne during 2003.

During 2004, the tax provision was offset by a reduction in the allowance for the deferred tax asset. The deferred tax asset was created primarily as a result of the 2003 impairment charge and was fully reserved under provisions of SFAS No. 109 “Accounting for Income Taxes.” On an annualized basis, ABX does not expect to have any current or deferred tax liability or expense. The valuation allowance is being adjusted for the temporary differences that reduce book income in the current fiscal year. Our tax provision for 2003 was calculated on a stand-alone basis. Our effective income tax rate was 38.3% and 38.7% for the second quarter and first half of 2003, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Operating cash flows were $35.9 million and $81.5 million in the first six months of 2004 and 2003, respectively. Our net operating cash flows are primarily a function of aircraft depreciation expense reimbursed by Airborne and the mark-up earned under our commercial agreements with Airborne, offset by timing differences between pension funding and pension expense, which is reimbursed with mark-up by Airborne. The decline in operating cash flows in 2004 is primarily a result of lower reimbursed depreciation expense, increased restricted cash requirements and earlier pension funding compared to 2003, partially offset by the timing of payments to vendors.

During 2004 and 2005, significant capital resources will be required for the acquisition and modification of aircraft and related flight equipment. Total capital expenditures were $37.5 million in the first six months of 2004 compared to $56.5 million in the first six months of 2003. Our capital expenditures in the first six months of 2004 included the acquisition of one Boeing 767 aircraft, a spare engine for our Boeing 767 fleet and cargo modification costs for two other Boeing 767s. In the first six months of 2003, our capital expenditures included acquisitions of two Boeing 767 aircraft, leasehold improvements, package handling equipment and expenditures supporting the operation of the airport in Wilmington, Ohio (prior to our August 15, 2003 separation from Airborne, facilities and package handling equipment were our responsibility).

The level of capital spending for all of 2004 is anticipated to be $83.0 million compared to $88.5 million in 2003. Capital spending levels are primarily a result of aircraft acquisitions and related modification costs.

Commitments

At June 30, 2004, we had 115 aircraft in service, consisting of 24 Boeing 767s, 17 DC-8s and 74 DC-9s. We have commitments to acquire one additional Boeing 767 aircraft during 2004 and one in 2005, and convert both of them to an industry standard freighter configuration from their original passenger configuration. In addition to these two aircraft, we have three other aircraft that are currently in the process of being converted to an industry standard freighter. Payments for the aircraft and conversions will approximate $45.8 million, and $37.0 million for the remainder of 2004 and 2005, respectively. There are currently no aircraft-related commitments extending beyond 2005.

We estimate that contributions to our qualified defined benefit pension plans will be $16.9 million for the remainder of 2004. We estimate our total pension expense, which is reimbursable under the two Airborne agreements, will be $18.5 million for the remainder of 2004 for all plans. For 2004, our total contributions to qualified defined benefit pension plans are expected to be $29.3 million and our total pension expense is expected to be $37.1 million. Depending on available liquidity, we periodically evaluate the benefits associated with making contributions above the planned funding level. These benefits include reducing the volatility of pension contribution levels and pension expense in future years. Although we have not made a decision to increase 2004 pension funding above $29.3 million, we could decide, prior to year-end, to make such additional contributions. Potential funding in excess of the $29.3 million for 2004, if any at all, is anticipated not to exceed $5.0 million.

The Company fully and unconditionally guarantees a senior note of Airborne. The senior note issued by Airborne bears interest at a rate of 7.35% and matures in September 2005. Subsequent to Airborne’s merger, DHL paid down this note to a remaining balance of approximately $6.9 million outstanding.

Liquidity and Capital Resources

On March 31, 2004, we signed a $35.0 million, three-year syndicated Credit Agreement. On June 18, 2004 the agreement was expanded to $45.0 million. Borrowings under the agreement are collateralized by substantially all of our assets and bear interest equal to the prime rate or a short term LIBOR (a one, two or three months LIBOR at the Company’s discretion) plus 2.25%. The agreement provides for the issuance of letters of credit on ABX’s behalf, wtih a corresponding reduction in the remaining available borrowing capacity. At June 30, 2004, our unused credit facility totaled $26.3 million, net of outstanding letters of credit totaling $18.7 million. There were no borrowings outstanding under the Credit Agreement at June 30, 2004.

The Credit Agreement contains an accordion feature to increase the borrowings to a total of $50.0 million in the event that ABX would need additional borrowing capacity. This additional $5.0 million feature is uncommitted by the existing lenders. However at this time, we believe that if requested, we would receive the additional credit.

Under the Credit Agreement, ABX is subject to other expenses, covenants and warranties that are usual and customary. The agreement stipulates events of default and contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, and certain other transactions as defined in the agreement. ABX was in compliance with all debt covenants and there were no events of default at June 30, 2004.

We anticipate that our current cash balances, combined with forecasted cash flows provided by our commercial agreements with Airborne and growth in new business, will be sufficient to fund our planned operations and capital expenditures for 2004 and beyond. If certain liquidity levels are not maintained, we will be able to borrow under the Credit Agreement or request certain additional cash advances under the Airborne commercial agreements through 2005 to supplement our liquidity.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare-parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimations used in the preparation of the condensed consolidated financial statements.

Revenue Recognition

Revenues from Airborne are recognized when the related services are performed. Prior to August 16, 2003, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.0%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from Airborne are determined based on the expenses incurred during a reporting period for the ACMI and Hub Services agreements. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period during which the expenses are incurred. Certain costs, the most significant of which include fuel costs, interest on the promissory note to DHL Holdings, airport rent, ramp and landing fees incurred for performance under the ACMI agreement, are reimbursed and included in revenues without mark-up.

In addition to a base mark-up of 1.75%, both the ACMI and Hub Services agreements provide for an incremental mark-up potential above the base 1.75%, based on our achievement of specified cost and service goals. The ACMI agreement provides for a maximum potential incremental mark-up of 1.60%, with 1.35% based on cost performance and 0.25% based on service performance. The Hub Services agreement provides for a maximum potential incremental mark-up of 2.10%, with 1.35% based on cost performance and 0.75% on service performance. Both contracts call for 40% of any incremental mark-up earned from cost performance to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, a maximum mark-up of 0.54% may be achieved based on quarterly results and recognized in our quarterly revenues. Up to a maximum mark-up of 0.81% based on annual cost performance could be recognized during the fourth quarter, when full year results are known. Incremental mark-up potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the Hub Services agreement) is measured annually and any revenues earned from their attainment would be recognized during the fourth quarter, when full year results are known. Management cannot predict to what degree the Company will be successful in achieving incremental mark-up.

The Company derives a portion of its revenues from customers other than Airborne. Charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer.

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

Self-Insurance

We self-insure certain claims relating to workers compensation, aircraft, automobile, and general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare, an independent actuarial report. Changes in claim severity and frequency could result in actual claims being materially different than the amounts provided for in our annual results of operations.

Contingencies

We are involved in legal matters that have a degree of uncertainty associated with them. We continually assess the likely outcomes of these matters and the adequacy of amounts, if any, provided for these matters. There can be no assurance that the ultimate outcome of these matters will not differ materially from our assessment of them. There also can be no assurance that we know all matters that may be brought against us at any point in time.

Postretirement Obligations

We sponsor qualified defined benefit plans for our pilots and other eligible employees. We also sponsor unfunded postretirement healthcare plans for our flight crewmembers and non-flight crewmember employees. We also sponsor unfunded excess plans for certain employees in a non-qualified plan which includes our executive management, that provide benefits in addition to amounts permitted to be paid under provisions of the tax law to participants in our qualified plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of business. ABX incurs market risk for changes in the price of jet and diesel fuel, however this risk is largely mitigated by reimbursement without mark-up through the ACMI agreement.

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

	June 30, 2004	December 31, 2003
Fixed Rate	$127,552	$128,672
Variable Rate	57,992	60,470

Total Outstanding Debt	$185,544	$189,142

We did not have any derivative financial instruments at June 30, 2004.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer, and Acting Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) Department of Transportation (“DOT”) Continuing Fitness Review

We filed a notice of substantial change with the DOT arising from our separation from Airborne. In connection with our filing, which we made in mid-July of 2003, the DOT will determine whether we continue to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

Under United States laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. air carrier. The DOT may determine that Airborne actually controls ABX as a result of our commercial arrangements (in particular, the ACMI agreement and Hub Services agreement) with Airborne. If the DOT determines that ABX is controlled by Airborne, the DOT could require amendments or modifications of the ACMI and/or other agreements between ABX and Airborne. If ABX were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke our air carrier certificates and/or authorities, and this would materially and adversely affect our business.

Certain of Airborne’s competitors, including Federal Express Corporation (“FedEx”) and United Parcel Service, Inc. (“UPS”) challenged the citizenship status of Astar Air Cargo, Inc. (“Astar”), formerly DHL Airways. DHL has entered into an ACMI agreement with Astar which accounts for a substantial portion of the business of Astar. FedEx and UPS alleged this relationship, among others, constituted control by DHL of Astar in violation of United States law. An Administrative Law Judge (“ALJ”) for the DOT reviewed the citizenship of Astar and issued a decision recommending to the DOT that it find that Astar is a citizen. On May 13, 2004, the DOT issued its decision finding that Astar is a U.S. citizen and making the ALJ’s recommended decision the DOT’s final decision. Neither FedEx nor UPS appealed the DOT’s final decision.

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

(b) ALPA Lawsuit

On August 25, 2003, the Company intervened in a lawsuit filed in the United States District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. against the Airline Pilots Association (“ALPA”), which represents the pilot group at Astar. The ALPA grievance seeks to require DHL Holdings to direct its subsidiary, Airborne, to cease implementing its ACMI agreement with ABX on the grounds that DHL is a legal successor to Astar. The Company sought a declaratory judgment that neither DHL entity is required to arbitrate the ALPA grievance. ALPA similarly filed a counterclaim requesting injunctive relief that includes having Airborne’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In March 2004, the NLRB prosecuted ALPA on the unfair labor practice charges. On July 2, 2004, an administrative law judge for the NLRB issued a decision finding that ALPA’s grievance and counterclaim violated the secondary boycott provisions of the National Labor Relations Act, and recommended that the NLRB order ALPA to withdraw both actions. ALPA has the right to appeal the decision to the full NLRB and thereafter in federal court.

Management believes that ALPA’s claim to the work being performed by the Company is without merit and its counterclaim and grievance will continue to be denied if the decision is appealed.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 6, 2004, the Company held an annual meeting of its shareholders. At the meeting, shareholders voted to elect James E. Bushman to serve as a Director of the Company for a term of three years and ratified the appointment of Deloitte & Touche, LLP as independent auditors for 2004.

	Votes
Director	Received	Withheld
James E. Bushman	53,595,166	100,463

	Votes Cast
Proposal	For	Against	Abstain	Broker Non-Votes
Ratification of independent auditors	53,544,202	99,046	52,381	-0-

Item 5. Other Information.

The Audit Committee of the Board of Directors has approved the services rendered by our independent auditors during the period covered by this Form 10-Q filing.

On July 30, 2004, the Company and Duane Kimble, the Chief Financial Officer of the Company, agreed that Mr. Kimble would commence an immediate personal leave of absence. Mr. Kimble has informed the Company that he was advised by the staff of the SEC that it is considering recommending that the SEC bring a civil action against him, alleging violations of federal securities laws in connection with his service at his previous employer. None of the allegations involve ABX Air, Inc.

The Board of Directors has appointed Quint Turner, currently the Vice President of Administration, and our Principal Accounting Officer, to the additional role of Acting Chief Financial Officer during Mr. Kimble’s leave of absence.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10(a)	Credit Agreement, dated as of March 31, 2004, among ABX Air, Inc., the Lenders from time to time Parties hereto, and Bank One, NA (Main Office Columbus), as Administrative Agent. (1)

10(b)	Guaranty, dated March 31, 2004, by each of Sound Suppression, Inc. and Airborne FTZ, Inc., in favor of Bank One, NA (Main Office Columbus), as Administrative Agent. (1)

10(c)	Trademark Security Agreement, dated March 31, 2004, by and between ABX Air, Inc. and Bank One, NA (Main Office Columbus). (1)

10(d)	Patent Security Agreement, dated March 31, 2004, by and between ABX Air, Inc. and Bank One, NA (Main Office Columbus). (1)

10(e)	Pledge and Security Agreement, dated March 31, 2004, by and among ABX Air, Inc., Sound Suppression, Inc., Airborne FTZ, Inc. and Bank One, NA (Main Office Columbus). (1)

10(f)	Aircraft Mortgage and Security Agreement, dated March 31, 2004, by and among ABX Air, Inc. and Bank One, NA. (1)

10(g)	Form of Executive incentive compensation plan for the CEO and the next four highest paid officers. (2)

10(h)	Amendment NO. 1, dated as of June 18, 2004 to Credit Agreement, dated as of March 31, 2004, filed herewith.

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 7, 2004.
(2)	Incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on May 14, 2004.

(b) Reports on Form 8-K

The following Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2004.

On April 7, 2004, ABX reported on Form 8-K that it signed a Credit Agreement, dated March 31,2004.

On May 4, 2004, ABX reported on Form 8-K the issuance of a news release announcing its results for the quarter ended March 31, 2004.

On June 25, 2004, ABX reported on Form 8-K the issuance of a news release announcing that DHL had advised ABX that it will consolidate its air hub operations at Wilmington Air Park, the headquarters of ABX.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC., a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C Hete
Chief Executive Officer

Date: August 11, 2004

/s/ QUINT O. TURNER
Quint O. Turner
Acting Chief Financial Officer
Vice President, Administration
(Principal Financial and Accounting Officer)

Date:	August 11, 2004