Form 10-Q
period 2004-09-30
ABX AIR INC
filed 2004-11-15
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

Commission File Number 000-50368

ABX AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1091619
(State of incorporation or organization)	(IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

(937) 382-5591

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒.

As of November 15, 2004, ABX Air, Inc. had outstanding 58,270,400 shares of common stock, par value $.01.

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

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
REVENUES	$289,808	$279,152	$841,148	$886,893

OPERATING EXPENSES:
Salaries, wages and benefits	121,811	118,289	361,565	352,257
Purchased line-haul	55,302	41,734	154,525	122,027
Fuel	48,627	35,266	134,054	111,915
Maintenance, materials and repairs	27,700	29,236	82,095	87,216
Depreciation and amortization	8,954	20,856	27,312	89,323
Landing and ramp	4,282	5,156	16,265	21,301
Rent	1,424	2,130	4,607	8,095
Other operating expenses	12,584	16,486	35,631	62,982
Impairment charge	—	600,871	—	600,871

	280,684	870,024	816,054	1,455,987

EARNINGS (LOSS) FROM OPERATIONS	9,124	(590,872)	25,094	(569,094)
INTEREST EXPENSE	(2,314)	(4,175)	(6,832)	(14,145)
INTEREST INCOME	289	81	643	81

EARNINGS (LOSS) BEFORE INCOME TAX BENEFIT	7,099	(594,966)	18,905	(583,158)

INCOME TAX BENEFIT	—	133,217	—	128,644

NET EARNINGS (LOSS)	$7,099	$(461,749)	$18,905	$(454,514)

EARNINGS (LOSS) PER SHARE—
Basic and diluted	$0.12	$(8.86)	$0.32	$(8.72)

WEIGHTED AVERAGE SHARES—
Basic and diluted	58,270	52,107	58,270	52,107

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash	$61,774	$63,101
Restricted cash	—	2,640
Accounts receivable, net of allowance of $259 and $269 in 2004 and 2003, respectively	5,454	5,482
Spare parts	15,727	16,252
Prepaid supplies and other	3,086	2,511

TOTAL CURRENT ASSETS	86,041	89,986

Property and equipment, net	345,430	312,803
Other assets	10,269	10,317

TOTAL ASSETS	$441,740	$413,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$45,370	$43,355
Salaries, wages and benefits	42,696	35,187
Accrued expenses	6,794	5,921
Current portion of postretirement liabilities	9,681	9,044
Current portion of long-term obligations	7,797	7,332
Unearned revenue	10,338	12,301

TOTAL CURRENT LIABILITIES	122,676	113,140

Long-term obligations	175,905	181,810
Postretirement liabilities	63,716	57,781
Other liabilities	1,872	1,709

Commitments and contingencies (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized; 58,270,400 shares issued and outstanding;	583	583
Additional paid-in capital	428,637	428,637
Retained earnings (deficit)	(346,270)	(365,175)
Accumulated other comprehensive loss	(5,379)	(5,379)

TOTAL STOCKHOLDERS’ EQUITY	77,571	58,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$441,740	$413,106

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2004	2003
OPERATING ACTIVITIES:

Net earnings (loss)	18,905	$(454,514)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment charge	—	600,871
Deferred income taxes	—	(134,738)
Depreciation and amortization	27,312	89,323
Postretirement liabilities	6,572	(7,806)
Changes in assets and liabilities:
Restricted cash	2,640	—
Accounts receivable	28	(198)
Inventory and prepaid supplies	(1,497)	(58)
Accounts payable	2,016	(7,402)
Unearned revenue	(1,963)	14,889
Accrued expenses, salaries, wages and benefits and other liabilities	8,545	(11,914)
Change in other assets	641	970

NET CASH PROVIDED BY OPERATING ACTIVITIES	63,199	89,423

INVESTING ACTIVITIES:
Additions to property and equipment	(58,560)	(83,036)

NET CASH USED IN INVESTING ACTIVITIES	(58,560)	(83,036)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(5,441)	(5,858)
Financing fees	(525)	—
Proceeds from promissory note	—	89,021
Distribution of promissory note proceeds to Airborne, Inc.	—	(29,021)
Advances from Airborne, Inc.	—	(3,855)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,966)	50,287

NET INCREASE (DECREASE) IN CASH	(1,327)	56,674

CASH AT BEGINNING OF PERIOD	63,101	33

CASH AT END OF PERIOD	$61,774	$56,707

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$5,025	$13,189
Income taxes paid	—	—

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Restricted Cash

Restricted cash consisted of cash held in designated accounts that collateralized certain letters of credit held primarily for insurers of workers’ compensation benefits.

Property and Equipment

Property and equipment are stated at cost, net of any impairment recorded, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

The Company periodically evaluates the useful lives, salvage values and fair values of property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of reasons, such an assessment is done quarterly to determine if excess capacity exists in the air or ground networks, or changes in regulations governing the use of aircraft.

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale or disposition are carried at the lower of carrying value or fair value less the cost to sell.

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

Income Taxes

Income taxes have been computed using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is likely that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. The Company’s tax provisions were calculated on a stand-alone basis. Through August 15, 2003, the Company was included in Airborne’s consolidated tax return.

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

The Company derives a portion of its revenues from customers other than Airborne. Charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

Unearned Revenue

As specified in the two commercial agreements with Airborne, the Company is advanced funds on each Monday for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects those customer funds that the Company has received in advance of incurring the associated cost to perform under the commercial agreements.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2004 presentation.

NOTE B—SEPARATION FROM AIRBORNE AND DHL INTEGRATION

Separation Agreement

On August 15, 2003, the Company was separated from its former parent, Airborne, and became an independent, publicly-owned company. Separation of the Company from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express B. V. (“DHL”). The merger agreement required Airborne to separate its air operations from its ground operations with air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of the Company to Airborne. The separation of the Company from Airborne occurred according to the terms and conditions of the separation agreement, which was included in ABX’s amended registration statement filed on July 11, 2003. After the separation of the Company, Airborne was reorganized as a subsidiary of DHL Holdings (USA), Inc. (“DHL Holdings”), a subsidiary of DHL.

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

Capitalization of ABX

At the time of separation, the Company split its stock and issued 52,106,129 additional shares of ABX common stock, with a par value of $0.01 per share to the Airborne stockholders under terms of the merger agreement. The advances from Airborne of $457.3 million were cancelled. The Company issued an unsecured promissory note to DHL Holdings in the amount of $89.0 million and transferred $29.0 million to Airborne, leaving ABX with a cash balance of $60.0 million. The note was subsequently increased to $92.9 million to true up certain separation adjustments and leave total stockholders’ equity of $50.0 million after recording the impairment charge discussed below. The principal of the note is due in 2028 and the note bears interest at 5.00% per annum, payable semi-annually. The interest expense on the promissory note is reimbursable, as discussed below, without mark-up.

Commercial Agreements

In connection with the separation, the Company entered into the ACMI and Hub Services agreements with Airborne. Under the ACMI and Hub Services agreements, the Company provides air cargo transportation, package sorting and handling services, line-haul logistics services and airport, equipment and facilities maintenance services to Airborne and receives compensation generally as determined by cost, plus a base mark-up percentage of 1.75%. Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from achievement of cost and service goals outlined in the two commercial agreements. Certain costs, including jet fuel expense, landing and ramp rental charges, facility rent, and interest expense on the note payable to DHL Holdings are reimbursable without mark-up. Income tax expense incurred by the Company, as well as direct expenses incurred to secure revenue from customers other than Airborne are not reimbursed under the terms of the two commercial agreements.

The ACMI agreement has a term of seven years, with an automatic renewal for an additional three years, unless a one year advance notice is given, or if ABX is not in compliance with applicable performance standards specified in the agreement. Airborne can make changes in the air routes that would reduce the scope of the services provided by ABX under the ACMI agreement, including the termination of specific ACMI aircraft.

The Hub Services agreement has a term of three years, with one-year automatic renewals, unless ninety-days advance notice is given. Airborne can increase or reduce the scope of services or terminate specific services at one or more hub facilities with at least sixty days notice to ABX.

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

In conjunction with the fair value evaluation of its assets, the Company reassessed the useful lives and residual values of its aircraft. As a result, the Company changed the useful lives used to amortize its Boeing 767, DC-9 and DC-8 aircraft to 15, 7 and 5 years, respectively, beginning August 16, 2003. Prior to the separation from Airborne, the Company depreciated its Boeing 767, DC-9 and DC-8 aircraft over 18, 10 and 7 years, respectively. Had the Company not changed the estimated useful lives of the aircraft, 2004 depreciation expense would have been approximately $1.2 million and $3.7 million less than reported for the three and nine month periods ended September 30.

DHL Integration Plans

On November 3, 2004, DHL notified ABX of its plans to remove twenty-six specific aircraft from service during 2005. The information provided by DHL indicates that seven of the twenty-six aircraft (three DC-9s and four DC-8s) are to be removed in January 2005, with the remaining nineteen aircraft to be removed by the end of 2005. The removal affects twenty-two scheduled air routes. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions are subject to change. The impact of DHL’s airlift plan on ABX operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of ABX equity.

After the twenty-six aircraft reduction is fully implemented, ABX projects that the associated annual reduction in cash flows from operations will be in a range of $3.2 million to $4.2 million and will reduce annual net earnings by $0.8 million to $1.5 million.

Pursuant to the terms of the ACMI agreement, ABX has certain rights to put to DHL any aircraft that is removed from service. ABX can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to sell aircraft to DHL will depend on a number of factors including the anticipated number of aircraft to be removed, the type of aircraft removed, demand for cargo airlift and the market value for our aircraft. Management is currently assessing the number of aircraft that it may want to put to DHL, and has yet to determine their current fair market values. Accordingly, the amount of cash flow that might be generated from the exercise of the put provisions cannot be projected at this time.

The removal of aircraft could result in non-cash losses. Losses would depend on several factors, including the number of aircraft removed from service, fair value of the aircraft and the amount of ABX equity at the time that an aircraft is sold to Airborne. Provisions of the ACMI Agreement stipulate that if ABX’s equity is less than or equal to $100 million at the time of sale, any amount by which fair market value is less than net book value would be applied to a promissory note owed to DHL. However, if equity is greater than $100 million, any amount by which fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million equity threshold, ABX’s equity will be calculated after including the effect of any charges caused by the removal of aircraft.

SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” requires that ABX perform an impairment analysis in consideration of the ACMI reductions. At this time, the expected future cash flows associated with the Company’s aircraft support the carrying value reflected in the balance sheet. When and if equity reaches $100 million, the recognition of an impairment charge could be required to the extent the fair value of aircraft is less than the carrying value.

NOTE C—AIRBORNE TRANSACTIONS AND PRE-SEPARATION ALLOCATIONS

The Company’s revenues, cash flows and liquidity resources are highly dependent on Airborne. Substantially all of the Company’s revenues are derived through contracted services provided to Airborne. Revenues from contracted services performed for Airborne were $283.0 million and $276.5 million for the quarter ended September 30, 2004 and 2003, respectively and $827.1 million and $878.8 million for the nine month periods ended September 30, 2004 and 2003, respectively.

Prior to August 16, 2003, Airborne performed various corporate functions in support of the activities of its consolidated subsidiaries, which included activities of ABX. Airborne provided the Company with certain insurance coverage; information technology support; accounting, audit, tax, cash management and treasury administration; employee benefit plan administration; governmental affairs; and other services. Included in other expenses in the consolidated statements of operations are allocations for these services of $0.5 million and $3.3 million for the three and nine month periods ended September 30, 2003.

Prior to August 16, 2003, interest expense included allocations to the Company of interest costs incurred by Airborne in addition to interest expense incurred on obligations of the Company. The Company was allocated interest expense based upon its proportionate share of stockholders’ equity, inclusive of advances from its parent, in comparison to the consolidated totals of Airborne. Allocations of $2.2 million and $8.6 million were made for the three and nine month periods ended September 30, 2003.

NOTE D—EARNINGS (LOSS) PER SHARE

The outstanding share count reflects a stock split at the ratio necessary to provide an ABX common share for each share of Airborne common stock outstanding at the time of the Company’s separation from Airborne. Basic and diluted earnings per share have been restated to reflect the stock split for all periods presented. The calculation of basic and diluted earnings (loss) per common share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine months Ended September 30
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders	$7,099	$(461,749)	$18,905	$(454,514)

Weighted-average shares outstanding for basic and diluted earnings per share	58,270	52,107	58,270	52,107

Basic and diluted earnings (loss) per share	$0.12	$(8.86)	$0.32	$(8.72)

In December 2003, the Company issued approximately 6.2 million shares to note holders of Airborne’s 5.75% Convertible Senior Notes, due on April 1, 2007. According to the terms of those notes, after Airborne completed the merger with DHL, the note holders became entitled to receive, upon a voluntary conversion of the notes, the merger consideration paid in connection with the merger, which included ABX common stock deliverable by the Company. In November and December 2003, Airborne issued tender offers to the note holders to encourage the conversion of the notes, and by December 31, 2003, all outstanding Airborne notes had been converted. The Company did not receive any proceeds from the issuance of shares of common stock to the note holders.

NOTE E—PROPERTY AND EQUIPMENT

At September 30, 2004, the Company’s fleet consisted of 116 in-service aircraft, including 25 Boeing 767, 74 McDonnell Douglas DC-9 and 17 McDonnell Douglas DC-8 aircraft.

Property and equipment consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Aircraft and flight equipment	$527,969	$470,736
Support equipment	43,770	43,067
Vehicles and other equipment	1,708	1,374

	$573,447	$515,177
Accumulated depreciation	(228,017)	(202,374)

Property and equipment, net	$345,430	$312,803

Aircraft and flight equipment included $35.4 million for capitalized lease assets as of September 30, 2004 and December 31, 2003. Accumulated depreciation included $2.7 million as of September 30, 2004 and $0.8 million as of December 31, 2003 for capital leases.

NOTE F—LONG TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Promissory note to DHL Holdings	$92,949	$92,949
Capital lease obligations	90,753	96,193

Total long-term obligations	$183,702	$189,142
Less: current portion	(7,797)	(7,332)

Total long-term obligations, net	$175,905	$181,810

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are for five Boeing 767 aircraft, and consist of two different leases, both expiring in 2011 with options to renew for six additional years. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (3.813% at September 30, 2004). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. The interest expense related to the capitalized aircraft lease obligations is reimbursable with mark-up under the ACMI agreement with Airborne.

The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one, two or three month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of September 30, 2004, the unused credit facility totaled $35.0 million, net of outstanding letters of credit of $10.0 million. There were no borrowings outstanding under the Credit Agreement as of September 30, 2004.

Under the Credit Agreement, the Company is subject to other expenses, covenants and warranties that are usual and customary. The agreement stipulates events of default and contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, and certain other transactions as defined in the agreement. The Company was in compliance with all debt covenants and there were no events of default as of September 30, 2004.

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

Commitments

The Company has commitments to acquire one used Boeing 767 in 2005. This aircraft is committed to be converted to a standard freighter configuration from its original passenger configuration. Payments for the aircraft and conversion of this and other recently purchased aircraft will approximate $15.0 million and $43.0 million for the remainder of 2004 and 2005, respectively. There are currently no commitments for aircraft acquisitions or modifications extending beyond 2005.

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

Certain operating leases and agreements of the Company contain indemnification obligations to the lessor, service provider or vendor that are considered ordinary and customary (e.g. use and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease or agreement. In conjunction with certain transactions, the Company sometimes provides routine indemnifications (e.g. environmental, tax and employee liabilities), the terms of which range in duration and are often limited.

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

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. certificated air carrier. The DOT may determine that Airborne actually controls the Company as a result of its commercial arrangements (in particular, the ACMI agreement and Hub Services agreement) with Airborne. If the DOT determines that the Company is controlled by Airborne, the DOT could require amendments or modifications of the ACMI and/or other agreements between the Company and Airborne. If the Company were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke the Company’s air carrier certificates and/or authorities, and this would materially and adversely affect the business.

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

(b) ALPA Lawsuit

On August 25, 2003 the Company intervened in a lawsuit filed in the United States District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its subsidiary, Airborne, to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having Airborne’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In March 2004, the NLRB prosecuted ALPA on the unfair labor practice charges. On July 2, 2004, an ALJ for the NLRB issued a decision finding that ALPA’s grievance and counterclaim violated the secondary boycott provisions of the National Labor Relations Act, and recommended that the NLRB order ALPA to withdraw both actions. ALPA has appealed the ALJ’s finding to the full NLRB, which has yet to issue a decision. In the event the full NLRB were to sustain the decision of the ALJ, ALPA has the right to appeal the decision in federal court.

Management believes that the ALJ’s decision will be sustained on appeal and that, regardless thereof, ALPA’s claim to the work being performed by the Company is without merit and its grievance and counterclaim will be denied.

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

The Company’s net periodic benefit cost for its qualified defined benefit pensions and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$6,556	$6,102	$296	$277	$19,668	$18,306	$889	$831
Interest cost	4,939	4,395	253	242	14,817	13,185	760	726
Expected return on plan assets	(4,050)	(2,560)	—	—	(12,150)	(7,680)	—	—
Amortization of prior service cost	851	845	(10)	(14)	2,553	2,535	(32)	(42)
Amortization of net loss	974	1,368	75	71	2,922	4,104	225	213

Net periodic benefit cost	$9,270	$10,150	$614	$576	$27,810	$30,450	$1,842	$1,728

During the three and nine month periods ended September 30, 2004, the Company paid $10.7 million and $23.1 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing an additional $6.2 million to fund its pension plans in 2004 for a total of $29.3 million.

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

NOTE I—COMPREHENSIVE INCOME (LOSS)

The following is a reconciliation between net earnings (loss) and comprehensive income (loss), (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net earnings (loss)	$7,099	$(461,749)	$18,905	$(454,514)
Unrealized gain (loss) on interest rate swap arising during the periods, net of tax	—	204	—	(25)
Reclassification adjustment for losses realized in net earnings	—	2,502	—	2,229

Comprehensive income (loss)	$7,099	$(459,043)	$18,905	$(452,310)

NOTE J—SEGMENT INFORMATION

The Company operates a single reportable segment that provides air cargo transport, line-haul logistics and package handling services to Airborne under the ACMI and Hub Services agreements (see Note A). The Company’s other activities, which include charter services, parts sales, and aircraft maintenance services, do not constitute a reportable segment and are combined in “all other” below.

	Periods Ended September 30, 2004
	Three Months			Nine Months
	Airborne	All other	Total	Airborne	All other	Total
Revenues	$283,017	$6,791	$289,808	$827,119	$14,029	$841,148
Expenses	278,286	4,423	282,709	812,928	9,315	822,243

Earnings	$4,731	$2,368	$7,099	$14,191	$4,714	$18,905

	Periods Ended September 30, 2003
	Three Months			Nine Months
	Airborne	All other	Total	Airborne	All other	Total
Revenues	$276,316	$2,836	$279,152	$878,411	$8,482	$886,893
Expenses	738,298	2,603	740,901	1,333,768	7,639	1,341,407

Earnings (loss)	$(461,982)	$233	$(461,749)	$(455,357)	$843	$(454,514)

For the purposes of internal reporting, the Company does not allocate overhead cost to its other activities. The provisions of the commercial agreements with Airborne/DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-Airborne/DHL business activities.

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

BACKGROUND

On August 15, 2003, ABX was separated from our former parent, Airborne, Inc. (“Airborne”), and became an independent, publicly-owned company. The separation of ABX from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express B.V. (“DHL”), an integrated, global cargo carrier. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, $199.2 million of assets and $43.8 million of liabilities related to Airborne’s ground operations and airport were transferred out of ABX to Airborne. ABX was capitalized with $60.0 million in cash and a $92.9 million promissory note payable to DHL Holdings (USA), Inc. (“DHL Holdings”). All inter-company payables, totaling $457.3 million, were cancelled.

At the time of the separation, ABX and Airborne entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”), and a hub and line-haul services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to Airborne on a cost plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, line-haul logistics services, as well as airport facilities and equipment maintenance services for Airborne, also on a cost plus pricing structure. Costs incurred under these agreements are generally marked-up 1.75% and included in revenues. Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) from the achievement of cost and service goals specified in the two agreements. Fuel cost, rent, interest on the promissory note to DHL Holdings, and ramp and landing fees incurred under the ACMI agreement are the significant items reimbursed without mark-up. The ACMI agreement and the Hub Services agreement have terms of seven and three years, respectively. However, Airborne can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub services agreement. Additionally, Airborne can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

The separation of ABX from Airborne, and the execution of the related commercial agreements collectively constituted an event which required us to evaluate the recoverability of the carrying value of long-term assets under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, ABX was required to record an impairment charge for the excess of the carrying value of the long-lived asset group over its fair value. The fair value of ABX’s aircraft was derived using a market approach by comparing recent sales of similar assets and adjusting these comparables for factors such as age and condition. The fair value of aircraft, aircraft-related spare parts inventory, maintenance tooling and equipment, and other ABX fixed assets was derived utilizing a cost approach in which replacement cost was adjusted downward to reflect a reduction in value due to physical depreciation and functional obsolescence. As a result of the fair value analysis, we recorded a pre-tax, non–cash charge to write down assets and inventory by $600.9 million. The impairment charge resulted in a net deferred tax asset, which under the provisions of SFAS No. 109, “Accounting for Income Taxes,” was fully offset by a valuation allowance which was established due to the likelihood that future taxable earnings generated would not allow for the asset’s full utilization.

DHL INTEGRATION PLANS

As a result of its merger with Airborne, DHL is in the process of integrating product offerings, sales, marketing, administrative and operating resources to eliminate duplicative costs, including the cost of overlapping air routes among its airlift suppliers. At the same time, DHL is expanding its ground network and adding regional sorting hubs.

ACMI

On November 3, 2004 DHL notified ABX of its plans to remove twenty-six specific aircraft from service during 2005. The information provided by DHL indicates that seven of the twenty-six aircraft (three DC-9s and four DC-8s) are to be removed in January 2005, with the remaining nineteen aircraft to be removed by the end of 2005. The removal affects twenty-two scheduled air routes. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions are subject to change. The impact of DHL’s airlift plan on our operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of ABX equity. The potential impacts of DHL airlift plans on our future financial statements are described below.

Operating cash flows

The removal of aircraft from the Airborne ACMI agreement will reduce our cash flows from depreciation expense that is reimbursed by Airborne. The current annual depreciation expense on the twenty-six aircraft planned for removal is approximately $2.7 million. In addition to the reduction in depreciation expense, the removal of aircraft will also result in lower flight crew, maintenance, and other expenses that are subject to mark-up under the ACMI agreement. The impact on cash flows for flight crew and maintenance expenses will be limited to the mark-up on such expenses (from a minimum of 1.75% to a maximum of 3.35%). When the twenty-six aircraft reduction is fully implemented, we project that the associated annual reduction in cash flows from operations will be in a range of $3.5 million to $4.2 million. While we expect to incur some severance costs that are not reimbursable by Airborne, at this time we anticipate that those costs will not be significant.

We anticipate placing four additional Boeing 767 freighter aircraft into service under the ACMI agreement with DHL by the end of 2005. When all four are placed into service, they are projected to generate approximately $7.4 million annually in depreciation expense, which will more than offset the cash flow from depreciation associated with the twenty-six aircraft reduction.

Operating Results

When the twenty-six aircraft reduction is fully implemented, we project that their removal will reduce our annual net earnings by $0.8 million to $1.5 million and our annual gross revenues by $86.0 million to $96.0 million. We project that depreciation, flight crew, maintenance, and other ACMI expenses that are subject to mark-up under the ACMI agreement will decline approximately $48.9 million with a corresponding decline in revenue of approximately $50.1 million. Our estimate of expenses and revenues also includes a decline for reductions in jet fuel and other expenses that are reimbursed without mark-up under the ACMI agreement. The annual gross revenue reduction includes approximately $45.5 million of revenues associated with jet fuel and other expenses that are reimbursed without mark-up under the ACMI agreement. Fuel amounts will depend on the future price of jet fuel.

Cash flows from aircraft dispositions

Pursuant to the terms of the ACMI agreement, we have certain rights to put to DHL any aircraft that is removed from service. We can sell such aircraft to DHL at the lesser of fair market value or net book value. We can foresee situations in which we may not sell an aircraft to DHL and instead deploy the aircraft in other market opportunities. The decision to put aircraft to DHL will depend on a number of factors including the anticipated number of aircraft to be removed, the type of aircraft removed, demand for cargo airlift and the market value for our aircraft. Management is currently assessing the number of aircraft that it may want to put to DHL, and has yet to determine their current fair market values. Accordingly, the amount of cash flow that might be generated from the exercise of the put provisions cannot be projected at this time.

The removal and sale of aircraft could reduce the borrowing base of our line of credit agreement, however, Boeing 767’s anticipated to enter service during 2005 would more than offset the reduction.

Recoverability of aircraft carrying value

The removal of aircraft could result in non-cash losses. Losses would depend on several factors, including the number of aircraft removed from service, fair value of our aircraft and the amount of ABX equity at the time that an aircraft is sold to Airborne. Provisions of the ACMI Agreement stipulate that if ABX’s equity is less than or equal to $100 million at the time of sale, any amount by which fair market value is less than net book value would be applied to a promissory note that we owe to DHL. However, if our equity is greater than $100 million, any amount by which fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million equity threshold, ABX’s equity will be calculated after including the effect of any charges caused by the removal of aircraft.

SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” requires that we perform an impairment analysis in consideration of the ACMI reductions. At this time, the expected future cash flows associated with our aircraft support the carrying value reflected in our balance sheet. When and if our equity reaches $100 million, the recognition of an impairment charge could be required to the extent the fair value of aircraft is less than our carrying value.

Hub Services

On June 25, 2004, DHL announced plans to consolidate operations from its Northern Kentucky hub into a central U.S. hub at its Wilmington, Ohio facilities which we operate under the Hub Services agreement. The plan involves an estimated investment of approximately $300 million by DHL to expand facilities in Wilmington, including an additional 1.2 million square feet of sort space and 1.5 million square feet of ramp space. Additional automation and information technology infrastructure improvements are also likely. DHL began construction in August 2004 and plans to consolidate by the fourth quarter of 2005. The transition is expected to be completed in late 2005. We expect to retain operation of the expanded Wilmington hub for DHL, however, at this time we cannot reasonably estimate the impact that the consolidation and DHL’s investment will have on our operating revenues.

DHL selected ABX to staff seven new regional sorting hubs across the United States. These are additional to the Wilmington hub and 11 regional hubs that we currently operate for Airborne/DHL. Three of the new hubs began operations in September 2004, and all seven are currently operating. We estimate that we could earn base revenues of approximately $12 to $15 million annually by staffing the seven new regional hubs, with an additional potential to earn incremental markup.

RESULTS OF OPERATIONS

For the third quarter of 2004, we had net earnings of $7.1 million compared to net earnings for the third quarter of 2003 of $4.4 million, excluding the 2003 impairment charge. For the first nine months of 2004, net earnings were $18.9 million compared to $11.7 million in the first nine months of 2003, excluding the 2003 impairment charge. Our net earnings increased compared to 2003 primarily because of lower income taxes and higher earnings from non-Airborne revenues, partially offset by lower pre-tax profits on the Airborne business. The reduction in pre-tax profits on the Airborne business is a result of the lower contractual mark-up and changes to our cost structure since the separation. Prior to the August 15, 2003 separation, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Net expenses included all operating and interest expenses reduced by revenues recorded from our non-Airborne customers. Since the separation, our Airborne revenues are generally based on cost plus a base mark-up of 1.75%, except for certain costs, including fuel, rent, interest on the promissory note to DHL Holdings and ramp and landing fees, that are recorded in revenue without mark-up. Our expenses, and accordingly our revenues for 2003, included depreciation expense related to the ground equipment that was transferred to Airborne in the separation. Additionally, depreciation expense and our revenues were lower in 2004 due to the effects of the impairment charge, which we recorded immediately after separation from Airborne. Also, our expenses and revenues for 2003 included Airborne packaging and labeling supplies, interest allocations and administrative cost allocations which we no longer record after the separation.

Our earnings for the third quarter of 2004 consisted of $4.7 million from the Airborne agreements and $2.4 million from customers other than Airborne. During the third quarter of 2003, excluding the 2003 impairment charge and related tax effect, our pre-tax earnings consisted of $5.5 million from Airborne and $0.4 million from other customers. During 2004, the income tax provision has been entirely offset by tax benefits associated with a net deferred tax asset. The net deferred tax asset resulted from the impairment charge recorded after the separation from Airborne (see Note B), and is fully offset by a valuation allowance recorded due to the likelihood that the asset will not be fully utilized. For the first nine months of 2004, our earnings from Airborne were $14.2 million compared to pretax earnings for the first nine months of 2003 of $16.3 million from Airborne, excluding the impairment charge. Earnings from our non-Airborne business activities grew to $4.7 million for the first nine months of 2004, as compared to pretax earnings of $1.4 million excluding the 2003 impairment charge, in the corresponding 2003 period.

Our earnings from Airborne included revenue from incremental mark-up of $0.9 million for the third quarter and $2.9 million for the first nine months of 2004, respectively, for cost goals we achieved during the quarter and first nine months of the year. No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the first nine months of 2004. Any revenue earned through the achievement of annual goals will be recorded in the fourth quarter of 2004. The maximum incremental mark-up available from the annual cost goals is approximately 0.81% of eligible, annual costs under both commercial agreements. If ABX’s actual performance for the first nine months of 2004 is sustained for the fourth quarter, incremental mark-up from the annual cost incentives would be equivalent to 65.8% of the maximum available under the ACMI agreement and 100% of the maximum available under the Hub Services agreement.

The maximum incremental mark-up available from the annual service goals is 0.25% of costs subject to mark-up under the ACMI agreement and 0.75% of costs eligible for mark-up under the Hub Services agreement. If ABX’s actual performance for the first nine months of 2004 is sustained for the fourth quarter, incremental mark-up from the annual service incentives would be equivalent to 80% of the maximum available under the ACMI agreement and 100% of the maximum available under the Hub

Services agreement.

Actual cost savings and service performance for the first nine months of 2004 is not necessarily indicative of full year performance, and results during the last three months of 2004 may improve on, or detract from actual performance through September 30, 2004.

A summary of our 2004 earnings is shown below (in thousands).

	For the Three Months Ended September 30, 2004
	Airborne				Customers other than Airborne	Total
	ACMI	Hub Services	Other Reimbursable	Subtotal
Revenues:
Base	$118,709	$105,197	$58,230	$282,136	$6,791	$288,927
Incremental mark-up	615	266	—	881	—	881

Total revenues	119,324	105,463	58,230	283,017	6,791	289,808

Operating expenses	115,181	103,389	57,691	276,261	4,423	280,684
Interest expense, net	1,486	—	539	2,025	—	2,025

Total expense	116,667	103,389	58,230	278,286	4,423	282,709

Earnings	$2,657	$2,074	$—	$4,731	$2,368	$7,099

	For the Nine Months Ended September 30, 2004
	Airborne				Customers other than Airborne	Total
	ACMI	Hub Services	Other Reimbursable	Subtotal
Revenues:
Base	$357,241	$300,880	$166,125	$824,246	$14,029	$838,275
Incremental mark-up	1,618	1,255	—	2,873	—	2,873

Total revenues	358,859	302,135	166,125	827,119	14,029	841,148

Operating expenses	346,688	295,706	164,345	806,739	9,315	816,054
Interest expense, net	4,409	—	1,780	6,189	—	6,189

Total expense	351,097	295,706	166,125	812,928	9,315	822,243

Earnings	$7,762	$6,429	$—	$14,191	$4,714	$18,905

Our earnings from customers other than Airborne do not include an allocation of administration expenses. Our agreements with Airborne require that after our non-Airborne earnings reach 10% of our revenues, we must allocate a portion of our overhead expenses to the non-Airborne business. At that time, the allocated expenses would not be subject to reimbursement under the Airborne commercial agreements.

Revenues

Total revenues increased 3.8% for the three months ended September 30, 2004 and declined 5.2% for nine months ended September 30, 2004, compared to the corresponding periods of 2003. Revenues from Airborne increased 2.4% during the quarter ended September 30, 2004, reflecting increased activity to support the growth of Airborne/DHL’s ground delivery services and the expansion of Airborne/DHL’s ground network compared to the same quarter last year. Revenues from Airborne declined 5.8% during the nine months ended September 30, 2004, compared to the same periods of 2003. The decrease is a result of lower actual operating expenses subject to mark-up and the exclusion of certain operating expenses when applying the mark-up to determine our revenue for 2004 compared to the first 227 days of 2003 prior to the separation. Revenues from Airborne accounted for approximately 99% of our revenues for 2004 and 2003.

Non-Airborne revenues grew $4.0 million to $6.8 million for the third quarter of 2004 compared to $2.8 million for the third quarter of 2003. Non-Airborne revenues increased $5.5 million to $14.0 million in the first nine months of 2004 compared to $8.5 million for the corresponding period of 2003. The growth was driven by cargo charter services and aircraft maintenance services. Non-Airborne charter service revenues grew $2.0 million and $3.8 million during the three and nine month periods ended September 30, 2004 compared to the corresponding 2003 periods. Hours flown for charters have increased 88.9% in the first nine months of 2004 compared to the corresponding 2003 period due to the addition of new customers. Revenues from maintenance and engineering services grew $2.0 million and $2.9 million during the three and nine month periods ended September 30, 2004 compared to the corresponding 2003 periods. Since our separation from Airborne, we have marketed our aircraft maintenance services to other airlines. As a result, we completed nine and thirteen major aircraft maintenance projects on customer DC-9’s during the three and nine months ended September 30, 2004, respectively. We expect that revenues and earnings from aircraft maintenance services will vary widely among quarters, due to the capacity of our facilities and customers’ demands for maintenance services.

Operating Expenses

The table below compares selected operating statistics for the three and nine months ended September 30, 2004. Depreciation expenses have been excluded from operating cost ratios to provide a comparable expense basis among years.

	Periods Ended September 30
	Three Months			Nine Months
	2004	2003	% Change	2004	2003	% Change
Pieces handled (millions)	132.4	118.6	11.6%	378.9	349.4	8.4%
Pounds processed (millions)	579.4	537.5	7.8%	1,660.2	1,567.1	5.9%
Pieces handled per labor hour paid	36.2	33.8	7.1%	36.0	33.4	7.8%
Gallons of aviation fuel expensed (millions)	35.8	36.6	(2.2)%	108.1	109.3	(1.1)%

Price per gallon of aviation fuel	$1.342	$0.951	41.1%	$1.221	$1.002	21.9%
Operating cost excluding depreciation
Per piece	$2.05	$2.09	(1.9)%	$2.08	$2.19	(5.0)%
Per pound	$0.47	$0.46	2.2%	$0.48	$0.49	(2.0)%

Our operating expenses are impacted by the volume of packages handled for Airborne/DHL and by the type of service we provide, such as air or ground delivery. Generally, higher piece volumes increase our expenses and positively impact revenues and earnings. The increases in pieces handled and pounds processed were a result of several factors, particularly the growth in Airborne/DHL’s ground delivery service, the expansion of Airborne/DHL’s ground network and the impact of one additional operating day in the first nine months of 2004. Pieces handled per labor hour improved 7.1% and 7.8% compared to the third quarter and first nine months of 2003, respectively, reflecting additional inter-hub shipments to accommodate the expansion of Airborne/DHL’s ground network and growth in deferred delivery services. As a result, our operating costs excluding depreciation expense, measured on a per piece and per pound basis, decreased during the first nine months of 2004 as compared to 2003.

Salaries, wages and benefits expense increased 3.0% in the third quarter 2004 and 2.6% during the first nine months of 2004 compared to the corresponding periods in 2003. The increase includes the impact of one additional payroll day in the first quarter of 2004 compared to the 2003 period. The increase reflects incentive compensation and salary inflation adjustments of 4.0% in our flight crew pay scale effective on August 1, 2003 and a flight crew salary adjustment of 2.0% effective on August 1, 2004. Total paid hours increased 4.2% for the third quarter of 2004 and 0.8% for the first nine months, compared to the corresponding 2003 periods. The increase in the third quarter of 2004 was driven by additional labor at the regional hubs necessary to support the expanded Airborne/DHL ground network.

Purchased line-haul expense increased $13.6 million or 32.5% in the third quarter of 2004 and $32.5 million or 26.6% during the first nine months of 2004 compared to the corresponding periods in 2003. The increase reflects growth in Airborne/DHL’s deferred delivery products that are generally transported via truck, as well as additional line-haul to accommodate more inter-hub shipments for Airborne/DHL’s ground network. During 2004 we have added line-haul to support the expansion of Airborne/DHL’s ground network. Additionally, expenses included $2.2 million in the third quarter of 2004 and $6.4 million during the first nine months of 2004 for line-haul costs associated with moving DHL labeled shipments on routes which we did not operate in 2003.

Fuel expense increased 37.9% in the third quarter of 2004 and 19.8% during the first nine months of 2004 compared to the corresponding periods in 2003. The increases were driven by higher market prices for aviation fuel. The average aviation fuel price was $1.342 and $0.951 per gallon in the third quarter of 2004 and 2003, respectively and $1.221 and $1.002 per gallon for the first nine months of 2004 and 2003, respectively. Aviation fuel consumption decreased slightly compared to last year. We expect fuel expense to increase during the remainder of 2004 due to escalating market prices. The risks of fuel price volatility are effectively assumed by Airborne through our cost reimbursement arrangement with them.

Maintenance, materials and repairs decreased 5.3% in the third quarter of 2004 and 5.9% during the first nine months of 2004 compared to the corresponding periods in 2003, primarily due to reduced cost of expendable aircraft parts and lower contracted maintenance rates in 2004.

Depreciation and amortization expense decreased $11.9 million in the third quarter of 2004 and $62.0 million during the first nine months of 2004 compared to the corresponding periods in 2003. The primary reasons for the decline in expense are the transfer of approximately $183.8 million of depreciable assets to Airborne as part of the separation transaction, and the impairment charge recorded in 2003 which reduced depreciable assets by approximately $600.9 million. Additionally, at the time of our separation from Airborne, we reassessed the estimated useful lives of our aircraft. We estimate that reducing the useful lives of the aircraft increased depreciation expense approximately $1.2 million and $3.7 million in the three and nine month periods ended September 30, 2004. Our future depreciation expense will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement, as well as additional Boeing 767’s that we anticipate placing into service under the agreement in 2005.

Landing and ramp expense decreased by 17.0% in third quarter and 23.6% during the first nine months of 2004 compared to the corresponding periods in 2003. Effective with our separation on August 15, 2003, certain ramp leases were transferred to Airborne. Also, included in this category are deicing costs, which were higher in 2003 due to adverse winter weather in the first quarter.

Rent expense decreased $0.7 million in the third quarter of 2004 and $3.5 million during the first nine months of 2004 compared to the corresponding periods in 2003 due to the transfer of facility lease agreements to Airborne in conjunction with the separation, including the majority of lease agreements for the regional hubs, warehouse facilities and airport locations. Our expenses for the first nine months of 2004 included $1.5 million of lease expense for facilities at the Wilmington Air Park.

Other operating expenses include pilot travel, professional fees, insurance, utilities and prior to August 16, 2003, administrative allocations from Airborne and Airborne packaging and labeling supplies. Other operating expenses decreased by $3.9 million in the third quarter of 2004 and $27.4 million during the first nine months of 2004 compared to the corresponding periods in 2003 primarily due to approximately $4.2 million and $26.6 million of Airborne packaging and labeling supplies which were recorded by ABX in 2003, while we were a subsidiary of Airborne. After the separation, Airborne packaging and labeling supplies are no longer expenses of ABX.

Our interest expense decreased by $1.9 million in the third quarter of 2004 and $7.3 million during the first nine months of 2004 compared to the corresponding periods in 2003, primarily because interest allocations from Airborne are no longer recorded by ABX since our separation from Airborne on August 15, 2003.

During 2004, the tax provision was offset by a reduction in the allowance for the deferred tax asset. The deferred tax asset was created primarily as a result of the 2003 impairment charge and was fully reserved under provisions of SFAS No. 109 “Accounting for Income Taxes.” On an annualized basis, ABX does not expect to have any current or deferred tax liability or expense. The valuation allowance is being adjusted for the temporary differences that reduce book income in the current fiscal year. Our tax provision for 2003 was calculated on a stand-alone basis. Our effective income tax benefit rate was 22.4% and 22.1% for the third quarter and first nine months of 2003, respectively.

Non GAAP Comparison

For purposes of the above discussions on the results of operations, we have excluded the impairment charge of $600.9 million and its related tax benefit of $134.8 million from non-GAAP earnings. Non-GAAP earnings, should not be considered a measure of financial performance under GAAP. We believe that excluding the impairment charge and related tax benefit from our earnings is a significant component in understanding and assessing our financial performance. The impairment charge was triggered by our separation from Airborne, an event unlikely to recur. Excluding the impairment charge and related tax benefit from our earnings is useful when comparing ABX’s financial results to previous periods and current periods or forming expectations of future results. Non-GAAP earnings should not be considered in isolation or as an alternative to net income, cash flows generated by operations, or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. The table below presents a reconciliation of our non-GAAP measure to the most directly comparable GAAP measure for the periods ended September 30, 2003 (in thousands):

	Periods ended September 30, 2003
	Three Months	Nine Months
GAAP net loss	$(461,749)	$(454,514)

Unusual items:
Impairment charge	600,871	600,871
Tax benefit on impairment and separation	(134,738)	(134,738)

Non-GAAP earnings	$4,384	$11,619

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Operating cash flows were $63.2 million and $89.4 million in the first nine months of 2004 and 2003, respectively. Our net operating cash flows are primarily a function of aircraft depreciation expense reimbursed by Airborne, the mark-up earned under our commercial agreements with Airborne, and the differences between pension funding and pension expense, which is reimbursed with mark-up by Airborne. The decline in operating cash flows in 2004 is primarily a result of lower reimbursed depreciation expense, partially offset by the timing of payments with DHL, vendors and for pension contributions. Our future operating cash flows will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement, as well as additional Boeing 767’s that we anticipate placing into service under the agreement in 2005.

During 2004 and 2005, significant capital resources will be required for the acquisition and modification of aircraft and related flight equipment. Total capital expenditures were $58.6 million in the first nine months of 2004 compared to $83.0 million in the first nine months of 2003. Our capital expenditures in the first nine months of 2004 included the acquisition of two Boeing 767 aircraft, a spare engine for our Boeing 767 fleet and cargo modification costs for two other Boeing 767s. In the first nine months of 2003, our capital expenditures included the acquisitions of three Boeing 767 aircraft, leasehold improvements and, package handling equipment and expenditures supporting the operation of the airport in Wilmington, Ohio (prior to our August 15, 2003 separation from Airborne, facilities and package handling equipment were our responsibility).

The level of capital spending for all of 2004 is anticipated to be $78.0 million compared to $88.5 million in 2003. The estimated level of capital spending for 2004 was revised downward from $83.0 million due to the deferral of certain payments into 2005 related to delays in the Boeing 767 modifications. Capital spending levels are primarily a result of aircraft acquisitions and related modification costs.

Commitments

At September 30, 2004, we had 116 aircraft in service, consisting of 25 Boeing 767s, 17 DC-8s and 74 DC-9s. We have commitments to acquire one additional Boeing 767 in 2005, and to convert it to an industry standard freighter configuration from its original passenger configuration. In addition to this aircraft, we have three other Boeing 767s that are currently in the process of being converted to an industry standard freighter. Payments for the aircraft and conversions will approximate $15.0 million, and $43.0 million for the remainder of 2004 and 2005, respectively. There are currently no commitments for aircraft acquisitions or modifications extending beyond 2005.

We estimate that contributions to our qualified defined benefit pension plans will be $6.2 million for the remainder of 2004. We estimate our total pension expense, which is reimbursable under the two Airborne agreements, will be $9.3 million for the remainder of 2004 for all plans. For 2004, our total contributions to qualified defined benefit pension plans are expected to be $29.3 million and our total pension expense is expected to be $37.1 million. Depending on available liquidity, we periodically evaluate the benefits associated with making contributions above the planned funding level. These benefits include reducing the volatility of pension contribution levels and pension expense in future years. Although we have not made a decision to increase 2004 pension funding above $29.3 million, we could decide, prior to year-end, to make such additional contributions. Potential funding in excess of the $29.3 million for 2004, if any, is anticipated not to exceed $5.0 million.

The Company fully and unconditionally guarantees a senior note of Airborne. The senior note issued by Airborne bears interest at a rate of 7.35% and matures in September 2005. Subsequent to Airborne’s merger, DHL paid down this note to a remaining balance of approximately $6.9 million outstanding.

Liquidity and Capital Resources

ABX has available a $45.0 million credit facility through a Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of our assets and bear interest equal to the prime rate or a short term LIBOR (a one, two or three month LIBOR at the Company’s discretion) plus 2.25%. The agreement provides for the issuance of letters of credit on ABX’s behalf, with a corresponding reduction in the remaining available borrowing capacity. At September 30, 2004, our unused credit facility totaled $35.0 million, net of outstanding letters of credit totaling $10.0 million. There were no borrowings outstanding under the Credit Agreement at September 30, 2004.

The Credit Agreement contains an accordion feature to increase the borrowings to a total of $50.0 million in the event that ABX would need additional borrowing capacity. This additional $5.0 million feature is uncommitted by the existing lenders. However at this time, we believe that if requested, we would receive the additional credit.

Under the Credit Agreement, ABX is subject to other expenses, covenants and warranties that are usual and customary. The agreement stipulates events of default and contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, and certain other transactions as defined in the agreement. ABX was in compliance with all debt covenants and there were no events of default at September 30, 2004.

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

Our debt facilities limit cash dividends to $1.0 million annually. We have not declared any cash dividends and intend to retain earnings to finance future growth and cash requirements. Also, our debt facilities allow us, subject to certain liquidity requirements, to repurchase our common stock. We do not currently have a stock buyback program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimations used in the preparation of the condensed consolidated financial statements.

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

In addition to a base mark-up of 1.75%, both the ACMI and Hub Services agreements provide for an incremental mark-up potential above the base 1.75%, based on our achievement of specified cost and service goals. The ACMI agreement provides for a maximum potential incremental mark-up of 1.60%, with 1.35% based on cost performance and 0.25% based on service performance. The Hub Services agreement provides for a maximum potential incremental mark-up of 2.10%, with 1.35% based on cost performance and 0.75% on service performance. Both contracts call for 40% of any incremental mark-up earned from cost performance to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, a maximum mark-up of approximately 0.54% may be achieved based on quarterly results and recognized in our quarterly revenues. Up to a maximum mark-up of approximately 0.81% based on annual cost performance could be recognized during the fourth quarter, when full year results are known. Incremental mark-up potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the Hub Services agreement) is measured annually and any revenues earned from their attainment would be recognized during the fourth quarter, when full year results are known. Management cannot predict to what degree the Company will be successful in achieving incremental mark-up.

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

	September 30, 2004	December 31, 2003
Fixed Rate	$126,974	$128,672
Variable Rate	56,728	60,470

Total Outstanding Debt	$183,702	$189,142

We did not have any derivative financial instruments at September 30, 2004.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer, and Acting Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in ABX’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, ABX’s internal control over financial reporting.

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

(b) ALPA Lawsuit

On August 25, 2003 the Company intervened in a lawsuit filed in the United States District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its subsidiary, Airborne, to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having Airborne’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In March 2004, the NLRB prosecuted ALPA on the unfair labor practice charges. On July 2, 2004, an ALJ for the NLRB issued a decision finding that ALPA’s grievance and counterclaim violated the secondary boycott provisions of the National Labor Relations Act, and recommended that the NLRB order ALPA to withdraw both actions. ALPA has appealed the ALJ’s finding to the full NLRB, which has yet to issue a decision. In the event the full NLRB were to sustain the decision of the ALJ, ALPA has the right to appeal the decision in federal court.

Management believes that the ALJ’s decision will be sustained on appeal and that, regardless thereof, ALPA’s claim to the work being performed by the Company is without merit and its grievance and counterclaim will be denied.

Item 5. Other Information.

The Audit Committee of the Board of Directors has approved the services rendered by our independent auditors during the period covered by this Form 10-Q filing.

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10(a)	Credit Agreement, dated as of March 31, 2004, among ABX Air, Inc., the Lenders from time to time Parties hereto, and Bank One, NA (Main Office Columbus), as Administrative Agent. (1)

10(b)	Guaranty, dated March 31, 2004, by each of Sound Suppression, Inc. and Airborne FTZ, Inc., in favor of Bank One, NA (Main Office Columbus), as Administrative Agent. (1)

10(c)	Trademark Security Agreement, dated March 31, 2004, by and between ABX Air, Inc. and Bank One, NA (Main Office Columbus). (1)

10(d)	Patent Security Agreement, dated March 31, 2004, by and between ABX Air, Inc. and Bank One, NA (Main Office Columbus). (1)

10(e)	Pledge and Security Agreement, dated March 31, 2004, by and among ABX Air, Inc., Sound Suppression, Inc., Airborne FTZ, Inc. and Bank One, NA (Main Office Columbus). (1)

10(f)	Aircraft Mortgage and Security Agreement, dated March 31, 2004, by and among ABX Air, Inc. and Bank One, NA. (1)

10(g)	Form of executive incentive compensation plan for the CEO and the next four highest paid officers. (2)

10(h)	Amendment NO. 1, dated as of June 18, 2004 to Credit Agreement, dated as of March 31, 2004. (3)

31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on April 7, 2004.
(2)	Incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on May 14, 2004.
(3)	Incorporated by reference to the Company’s 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC., a Delaware Corporation
Registrant
/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: November 15, 2004

/s/ QUINT O. TURNER
Quint O. Turner
Acting Chief Financial Officer
Vice President, Administration
(Principal Financial and Accounting Officer)
Date:	November 15, 2004