Form 10-K
period 2004-12-31
ABX AIR INC
filed 2005-03-16
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, Par Value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES  ☒    NO  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $396,002,895.

As of March 16, 2005, 58,270,400 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2005, are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Challenges and Risks” and “Additional Risk Factors Associated with ABX’s Business.”

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com.

ABX AIR, INC. AND SUBSIDIARIES

2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINES S

Background

ABX Air, Inc. (“ABX”) is an airline that provides cargo transportation and, through a network of 19 hubs, provides package sorting, handling and line-haul services within the United States. We operate an in-service fleet of 115 aircraft as of December 31, 2004, and have the authority to fly worldwide. We primarily utilize our aircraft to provide express delivery services for cargo typically requiring next day delivery. We utilize contracted line-haul from third party trucking companies to transport deferred delivery cargo within our network. Deferred delivery cargo is scheduled for delivery at a specific time, but has longer services intervals than the express freight generally transported by our aircraft. We do not provide local pickup and delivery services to consumers. We also sell aircraft parts, provide maintenance and repair services for airframes and aircraft components and conduct flight-training services for customers. Additionally, we operate a sorting facility for the U.S. Postal Service. Our headquarters and the principal site of our airline hub and package sorting operation are located in Wilmington, Ohio. ABX is a Delaware corporation that was formed in 1980 and was formerly a wholly-owned subsidiary of Airborne, Inc. (“Airborne”). On August 15, 2003, DHL Worldwide Express, B.V., through its wholly-owned subsidiary, DHL Holdings (USA), Inc., (“DHL Holdings”) acquired the ground and related operations of Airborne and ABX was separated from Airborne, becoming an independent publicly traded company. On January 1, 2005, Airborne was merged into DHL Express (USA), Inc. (“DHL Express”). (Hereinafter, DHL Holdings, DHL Express and the former Airborne will sometimes be referred to individually and collectively as “DHL”.)

DHL remained our primary customer, accounting for approximately 98% of our revenues in 2004. We assist DHL in providing domestic express and deferred delivery services to its customers. DHL’s express delivery services include its Next Day Services and DHL 2nd Day Service. Next Day Services are primarily transported by our fleet of aircraft and sorted through our nightly hub operations. Second Day Service packages and packages shipped using DHL’s deferred delivery services, which include DHL@Home and DHL Ground Service, are primarily transported by contracted trucks and sorted through our Wilmington daytime sort and regional hub operations. Some of the packages for Second Day Service and for deferred delivery services may be transported on our aircraft.

Separation from Airborne

The merger agreement between Airborne and DHL required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of ABX to Airborne.

The separation of ABX from Airborne occurred according to the terms and conditions of the separation agreement, which was included in our S-4 registration statement amended on July 11, 2003. In the separation:

•	ABX transferred the stock membership interests of Wilmington Air Park, Inc. which owned an airport in Wilmington, Ohio, to Airborne;

•	ABX transferred certain assets, including material handling and sorting equipment, and certain liabilities related to Airborne’s ground operations to Airborne;

•	ABX retained certain assets, including aircraft, flight simulators and related spare parts and retained certain liabilities related to Airborne’s air and sort operations;

•	ABX’s advances payable to Airborne of $457.3 million were cancelled;

•	ABX issued a promissory note to DHL in the amount of $92.9 million and

•	Effective August 16, 2003, ABX and Airborne entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”), a hub and line-haul services agreement (“Hub Services agreement”), a lease, an employee matters agreement, a tax sharing agreement and a transition services agreement.

Commercial Agreements with DHL

After Airborne was merged into DHL, the commercial agreements were assumed by DHL Express. Under the ACMI agreement, we provide air cargo transportation to DHL on a cost plus pricing structure. We have complete and exclusive responsibility for the operation, maintenance and safety of the aircraft. Costs incurred under the ACMI agreement are generally marked-up 1.75% and recorded in revenues. Certain costs, the most significant of which include fuel, rent, interest on the promissory note to DHL, ramp fees and landing fees incurred under the ACMI agreement, are recorded in revenues without mark-up. By achieving certain cost-related and service goals specified in the agreement, the mark-up can increase from a base of 1.75%, up to approximately 3.35%.

The ACMI agreement has a term of seven years and automatically renews for an additional three years unless a one-year notice of non-renewal is given. DHL may terminate the ACMI agreement if, after a cure period, ABX is not in compliance with applicable performance standards specified in the agreement. The agreement allows DHL to reduce the air routes that we fly or remove aircraft from service. For any aircraft removed from service during the term of the ACMI agreement, the agreement allows us to put the aircraft to DHL, requiring DHL to buy such aircraft from us at book value or fair market value depending on our level of stockholders’ equity and the size of the promissory note to DHL at the time the put is executed.

Under the Hub Services agreement, we provide staff to conduct package sorting, warehousing, and line-haul logistics as well as airport, facilities and equipment maintenance services for DHL. Costs incurred under these agreements are generally marked-up 1.75% and included in revenues. By achieving certain cost and service goals specified in the agreement, the mark-up can increase from a base of 1.75%, up to approximately 3.85%.

The Hub Services agreement has a term of three years, with automatic one-year renewals unless a ninety-day notice of non-renewal is given. DHL may terminate the Hub Services agreement if, after a cure period, ABX is not in compliance with applicable performance standards specified in the agreement. DHL may also terminate the Hub Services agreement if the ACMI agreement has been terminated. The agreement allows DHL to terminate specific services at one or more of the hubs after giving us sixty days of advance notice.

Products and Services

We also provide cargo transportation and aircraft related services to customers other than DHL. Our revenues from customers other than DHL were approximately 2% of our total revenues in 2004 and 2003. Our strategy involves increasing the number of customers we serve and expanding our revenue base by leveraging our current assets and capabilities. Our services provided to non-DHL customers are described below.

ACMI and Charter Services

We can use our aircraft to provide ACMI services and fly on-demand charters for customers other than DHL. A typical ACMI contract requires ABX to supply, at a specific rate per block hour, the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. On-demand charter agreements usually require ABX to supply fuel and other operating expenses in addition to aircraft, crew, maintenance and insurance for a fixed, all inclusive price. Under our ACMI and charter arrangements, we have exclusive operating control of our aircraft and our customers must typically obtain any government authorizations and permits required to service the designated routes. This model allows customers to utilize our capabilities instead of committing to aircraft ownership. During 2004 and 2003, we flew approximately 4,260 and 1,910 block hours, respectively, for customers other than DHL.

Airport-to-Airport Transportation of Freight on a Space Available Basis

Our ACMI agreement with DHL allows us, subject to certain limitations described in the ACMI agreement, to sell any aircraft space that DHL does not use to other customers. On the routes we operate for DHL, we sell airport-to-airport transportation services to freight forwarders and to the U.S. Postal Service.

Aircraft Maintenance and Modification Services

We are a Federal Aviation Administration (“FAA”) certified repair station. We can leverage the repair station facilities (including hangars and a component shop which we lease) and our engineering capabilities to perform airframe and component maintenance and repair services for other airlines and maintenance repair organizations. We have developed technical expertise related to aircraft modifications as a result of our long history in aviation. We own many Supplemental Type Certificates (“STCs”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component. Prior to our separation from Airborne, we did not actively sell these services. Since the separation, we have begun to market our capabilities. When we identify aviation-related maintenance and modification opportunities, we attempt to match them to our capabilities.

Our marketable capabilities include the implementation of terrain awareness warning systems (“TAWS”) and collision avoidance systems (“TCAS”) and heavy maintenance for McDonnell Douglas DC-9 (“DC-9”) aircraft. We have developed a turnkey approach for installing FAA certified Reduced Vertical Separation Minima (“RVSM”) equipment in DC-9 and McDonnell Douglas DC-8 (“DC-8”) aircraft and signed an exclusive distribution agreement to sell the related hardware. (RVSM is designed to reduce air traffic congestion by permitting aircraft to fly closer together vertically above certain altitudes.) We perform airframe overhauls on DC-9 aircraft and line maintenance on DC-8, DC-9 and Boeing 767 aircraft. We refurbish in-house, approximately 60% of the airframe components for our DC-8 and DC-9 aircraft and the wheels and brakes for our DC-8, DC-9 and Boeing 767 aircraft types. We can also perform intermediate repairs on the engines for DC-8 aircraft and the engines and auxiliary power units for DC-9 aircraft. Additionally, we update aircraft manuals for customers in conjunction with the modification of aircraft from passenger to cargo configuration.

Aircraft Parts Sales and Brokerage

Our wholly-owned subsidiary, Airborne FTZ, Inc. (“FTZ”), which holds a certificate relating to free trade zone rights, is an ASA (Aviation Suppliers Association) 100 Certified reseller and broker of aircraft parts. FTZ carries an inventory of DC-8, DC-9 and Boeing 767 spare parts, and also maintains inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. FTZ’s customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.

Flight Crew Training

We are FAA certificated to offer training to customers and rent usage of our flight simulators for outside training programs. We train flight crewmembers in-house utilizing our own classroom instructors and facilities. We own four flight simulators, including one Boeing 767, one DC-8 and two DC-9 flight simulators. Our Boeing 767 and one of our DC-9 flight simulators are level C certified, which allows us to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft. Our DC-8 and the other DC-9 flight simulator are level B certified which allows us to qualify flight crewmembers by performing a minimum number of flights in an aircraft.

HASP

We provide parcel-handling services for the U.S. Postal Service for its Hub and Spoke Program (“HASP”) near Indianapolis, Indiana under a two-year agreement that expires in September 2006.

Industry

We compete primarily in scheduled cargo transportation services, processing shipments ranging from individual letters to shipper-packaged pallets of electronic equipment, retail catalogs, movies and pharmaceuticals. Air cargo transportation services provide time definite delivery for time critical or priority shipments. Shippers generally try to use ground based delivery services when longer delivery times are permissible because the cost of truck transportation is usually substantially less than air transportation. The industry has been and is expected to remain highly competitive. The primary competitive factors in our industry are price, geographic coverage, flight frequency, reliability and capacity.

The scheduled cargo transportation industry is dominated by integrated, (door-to-door) carriers including the U.S. Postal Service, Federal Express Corporation (“FedEx”) and United Parcel Service, Inc. (“UPS”), who we usually do not compete with directly. We compete for domestic cargo volume principally with other cargo airlines and passenger airlines which have substantial belly cargo capacity. Other all-cargo airlines include Astar Air Cargo, Inc. (“Astar”), Atlas Air, Inc., Evergreen International, Inc. and Kitty Hawk, Inc. At least one of our ACMI competitors has an ACMI agreement with DHL.

Cargo volumes within the U.S. are highly dependent on the economic conditions and the level of commercial activity. We expect the market to grow as the U.S. economy grows. Continued emphasis among businesses for just-in-time inventory management and time critical delivery services increases the demand for air cargo delivery. Historically, ABX and our industry have experienced higher cargo volumes during the fourth calendar quarter of each year.

Airline Operations

Aircraft

We currently utilize pre-owned Boeing 767, DC-8 and DC-9 aircraft. Once acquired, aircraft are modified for use in our cargo operation. As of December 31, 2004, our in-service fleet consisted of 115 aircraft, including 26 Boeing 767 aircraft, 16 DC-8 aircraft, and 73 DC-9 aircraft. We own 110 of these aircraft and lease five Boeing 767s. The average ages of our Boeing 767, DC-8 and DC-9 aircraft are 21, 36 and 34 years, respectively.

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

The majority of our aircraft are not equipped with a standard cargo door, but instead utilize the former passenger door for the loading and unloading of freight. This reduces the cost of modifying the aircraft from passenger to cargo configuration, but limits the size of the freight that can be carried onboard the aircraft and necessitates the use of specialized containers and loading equipment. The absence of a cargo door also negatively impacts the market value of the aircraft. We currently have eight DC-8 aircraft that are equipped with an activated standard cargo door. At December 31, 2004, we have two Boeing 767 aircraft that were converted from passenger aircraft to a standard cargo door configuration. We also have eight DC-9 aircraft that are equipped with a standard cargo door, however, these doors are not currently activated. We are installing standard cargo doors on two Boeing 767 passenger aircraft and plan to install a standard cargo door on one Boeing 767 passenger aircraft that we are committed to purchase in July of 2005.

Flight Operations and Control

Our flight operations, including aircraft dispatching, flight tracking and crew scheduling, are planned and controlled by ABX personnel at the Wilmington Air Park, an airport located in Wilmington, Ohio. We staff aircraft dispatching and flight tracking 24 hours per day, 7 days per week. Our flight operations office at the Wilmington Air Park also coordinates the technical support necessary for our flights into other airports. Because our flight operations can be hindered by inclement weather, we use sophisticated landing systems and other equipment that are intended to minimize the effect that weather may have on our flight operations. All of our Boeing 767 aircraft are equipped for Category III landings. This allows our crews to land under weather conditions with runway visibility of only 600 feet at airports with Category III Instrument Landings Systems. All of our DC-8 and DC-9 aircraft are equipped for Category II landings which enable landing with runway visibility of only 1,200 feet.

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

We perform major airframe maintenance and modification on our DC-9 aircraft. We perform routine inspections and airframe maintenance, including Airworthiness Directives and Service Bulletin compliance on our DC-8, DC-9 and Boeing 767 aircraft. We contract with maintenance repair organizations to perform heavy maintenance on our DC-8 and Boeing 767 airframes. We also contract with maintenance repair organizations for the performance of heavy maintenance on our aircraft engines. We own a supply of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The number of spare items we maintain is based on the size of the fleet of each aircraft type we operate and the reliability history of the item types.

Due to the nature of ABX’s business, our aircraft experience relatively low utilization. For this reason, we have elected to schedule and perform heavy maintenance on our aircraft on a calendar basis as opposed to an hourly use basis. This results in ABX’s aircraft undergoing inspections and maintenance on a more frequent basis, thereby improving mechanical reliability, lowering costs and, ultimately, improving service to our customers.

Insurance

We are required by the Department of Transportation (“DOT”) to carry liability insurance on each of our aircraft. Each of our aircraft leases and the ACMI and Hub Services agreements also require us to carry such insurance. We currently maintain public liability and property damage insurance and aircraft hull and liability insurance for each of the aircraft in our fleet in amounts consistent with industry standards.

Sort and Line-haul Operations

We operate and maintain DHL’s primary U.S. sort facility located in Wilmington, Ohio. The Wilmington facility currently has the capacity to handle approximately 1.3 million pieces during the primary 3.25 hour nightly sort operation. On average, approximately 948,000 pieces are sorted each weekday night at the sort center. In addition to the sort facility in Wilmington, we operate 18 regional hubs on behalf of DHL. These regional hub facilities primarily sort shipments originating and having a destination within approximately 250 miles. We also conduct a daytime sort operation in Wilmington that processes deferred delivery shipments. The day sort generally receives shipments through a combination of aircraft and trucks originating from regional hubs, Airborne station facilities or customer sites. The night sort and day sort operations at Wilmington handle approximately 60% of the total system-wide shipment weight, while the regional hubs handle the remaining 40%.

The eighteen regional hubs are located near Allentown, Pennsylvania; Atlanta, Georgia; Baton Rouge, Louisiana; Chehalis, Washington; Columbia, Missouri; Denver, Colorado; Erie, Pennsylvania; Fresno, California; Memphis, Tennessee; Minneapolis, Minnesota; Orlando, Florida; Phoenix, Arizona; Providence, Rhode Island; Roanoke, Virginia; Salt Lake City, Utah; San Bernardino, California; South Bend, Indiana; and Waco, Texas.

Employees

As of December 31, 2004, there were approximately 7,600 ABX employees, including 4,000 full-time employees and 3,600 part-time employees. We employ approximately 740 flight crewmembers, 1,440 aircraft maintenance technicians and flight support personnel, 2,590 sort employees at the Wilmington Air Park, 1,545 sort employees at the eighteen regional hubs and HASP, 450 employees for airport and hub maintenance, 410 employees for warehousing and logistics and 425 employees for administrative functions. We also use contracted labor during business peaks, particularly during the fourth calendar quarter.

We perform employee background checks for a five or ten-year period prior to employment, depending on the job, and, in fact, conduct a more in-depth pre-employment screening than is mandated by FAA regulations. In addition, management personnel who are directly involved in the supervision of flight operations, training, maintenance and aircraft inspection, must meet experience standards prescribed by FAA regulations. All of our employees are subject to pre-employment drug and alcohol testing, and employees holding certain positions are subject to subsequent random testing. Our flight crewmembers are our only group of unionized employees.

Labor Agreements

The International Brotherhood of Teamsters (“IBT”) is the duly designated and authorized representative of ABX’s flight crewmembers under the Railway Labor Act (“RLA”), as amended. The flight crewmembers’ contract becomes amendable as of July 31, 2006. Under the RLA, labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30 day “cooling off” period before either party can resort to self-help.

Training

ABX flight crewmembers are required to be licensed in accordance with Federal Aviation Regulation (“FAR”) Part 121 regulations, with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to fly aircraft. Licenses and medical certification are subject to recurrent requirements as set forth in the FARs to include recurrent training and minimum amounts of recent flying experience.

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

Competitive Strengths

Our competitive strengths include our low cost structure, reputation for reliability and industry expertise. We believe we are well positioned to grow with DHL as it expands its business in the U.S. In addition, we are attempting to utilize our airlift capacities, technical knowledge in aircraft maintenance, as well as, our hub management expertise to enhance our revenues and earnings through opportunities beyond our agreements with DHL. Our strategy is based on our competitive strengths described below:

•	Commercial Agreements. The ACMI and Hub Services agreements with DHL provide us with a predictable and dependable source of revenues and cash. Regular cash flow streams afford us the financial flexibility to invest in ABX’s service offerings in efforts to increase our customer base.

•	Experienced Management Team. We are led by an experienced management team, headed by Joseph C. Hete, who has over 20 years of experience in the air cargo industry. The other key members of the management team, including those responsible for its flight operations and maintenance, each have over 20 years of industry experience.

•	Competitive Cost Structure. We maintain a low cost structure through: (i) the acquisition of used aircraft, engines and spare parts, (ii) maintaining coordinated flight and maintenance operations in Wilmington, Ohio, and (iii) the “in-sourcing” of activities such as training, and routine engine repairs and aircraft maintenance.

•	Manageable Debt Servicing Requirements. We own 110 of the aircraft in our in-service fleet. Only five of the aircraft are financed through leases, and the associated interest expense is reimbursed with mark-up under the DHL ACMI agreement. Principal payments on our note payable to DHL are deferred until 2028, and the associated interest expense is reimbursed without mark-up under the ACMI agreement.

•	Established Reputation. We have an excellent reputation for reliability and service to our customers. ABX has established strong working relationships with regulators due to our historically successful safety and maintenance programs.

Our business strategy and industry are subject to various risks, some of which are described starting on page 30.

Intellectual Property

We own a small number of U.S. patents, that while essential for our business operations, are of nominal commercial value. We also own approximately 160 STCs issued by the FAA. We believe that our most marketable STC concerns Reduced Vertical Separation Minima for DC-9 aircraft, which is designed to reduce air traffic congestion by permitting aircraft to fly closer together vertically above certain altitudes. We believe that our intellectual property rights and licensing rights are adequate for our business.

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

Regulation

Our air carrier operations are generally regulated by the DOT and the FAA. Our operations must comply with numerous security and environmental laws, ordinances and regulations. In addition, we must also comply with various other federal, state, local and foreign authorities.

Environment

Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean up of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up such contaminated property, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remediation or compliance costs. Under the DHL sublease, ABX and DHL are required to defend, indemnify and hold each other harmless from and against certain environmental claims associated with Wilmington Air Park.

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

The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Airport Noise and Capacity Act of 1990 provides that, in the case of Stage 3 aircraft (all of our operating aircraft satisfy Stage 3 noise compliance requirements), an airport operator must obtain the carriers’ or the government’s approval of the rule prior to its adoption. We believe the operation of our aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, some airport authorities are considering adopting local noise regulations and, to the extent more stringent aircraft operating regulations are adopted on a widespread basis, we may be required to spend substantial funds, make schedule changes or take other actions to comply with such local rules.

The U.S. government, working through the International Civil Aviation Organization, has in the past adopted more stringent aircraft engine emissions regulations with regard to newly certificated engines and aircraft noise regulations applicable to newly certificated aircraft. Although these rules will not apply to any of ABX’s existing aircraft, additional rules could be adopted in the future that would either apply these more stringent noise and emissions standards to aircraft already in operation or require that some portion of the fleet be converted over time to comply with these new standards.

Department of Transportation

Although a majority of the economic regulation of domestic air transportation has been eliminated, the DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has issued to ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, the U.S. Virgin Islands, and a Certificate of Public Convenience and Necessity (Route 377) to engage in scheduled foreign air cargo transportation between the U.S. and Canada. Prior to issuing such certificates, the DOT examines a company’s managerial competence, financial resources and plans, compliance disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. By maintaining these certificates, ABX is vested with authority from the U.S. Government to conduct all-cargo, charter operations worldwide.

The DOT has the authority to modify, suspend or revoke our certificates for cause, including failure to comply with federal law or the DOT regulations. A corporation holding either of such certificates must qualify as a U.S. citizen, which requires that (1) it be organized under the laws of the U.S. or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be U.S. citizens, (3) that not more than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. Neither certificate confers proprietary rights on the holder, and the DOT may impose conditions or restrictions on such certificates. We believe we possess all necessary DOT issued certificates and authorities to conduct our current operations and continue to qualify as a U.S. citizen.

Federal Aviation Administration

The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. The FAA issues operating certificates and operations specifications to carriers that possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. ABX believes it holds all airworthiness and other FAA certificates and authorities required for the conduct of its business and the operation of its aircraft, although the FAA has the power to suspend, modify or revoke such certificates for cause, including the failure to comply with federal law and FAA regulations.

The FAA has the authority to issue maintenance directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and the replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its DC-9, DC-8 and Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring ABX to inspect and replace aircraft components based on their age or condition.

Transportation Security Administration

The Transportation Security Administration (“TSA”), an administration within the Department of Homeland Security, is responsible for the screening of passengers, baggage and cargo and the security of aircraft and airports. ABX complies with all applicable aircraft and cargo security requirements. TSA is currently considering the adoption of additional cargo security related rules that, if adopted as proposed, could impose additional burdens on ABX, which could have an impact on our ability to efficiently process cargo or otherwise increase costs. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to ABX in the future.

Other Regulations

We believe our current operations are substantially in compliance with the numerous regulations to which our business is subject; however, various regulatory authorities have jurisdiction over significant aspects of our business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material adverse effect on operations. The laws and regulations to which we are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

•	ABX’s labor relations are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements,

•	The Federal Communications Commission regulates ABX’s use of radio facilities pursuant to the Federal Communications Act of 1934, as amended,

•	U.S. Customs and Border Protection inspects cargo imported from ABX’s international operations,

•	ABX must comply with U.S. Citizenship and Immigration Services regulations regarding the citizenship of its employees,

•	U.S. Customs and Border Protection inspects animals, plants and produce imported from ABX’s international destinations, and

•	ABX must comply with wage, work conditions and other regulations of the Department of Labor regarding its employees.

Security and Safety

Security

We have instituted various security procedures to comply with FAA and TSA regulations and comply with the directives outlined in the federal Domestic Security Integration Program. DHL customers are required to inform us in writing of the nature and composition of any freight which is classified as “Dangerous Goods” by the DOT. In addition, we conduct background checks of our employees, restrict access to our aircraft, inspect our aircraft for suspicious persons or cargo, and inspect all dangerous goods. Notwithstanding these procedures, ABX could unknowingly transport contraband or undeclared hazardous materials for customers, which could result in fines and penalties and possible damage to our aircraft.

Safety and Inspections

Management is committed to the safe operation of our aircraft. In compliance with FAA regulations, our aircraft are subject to various levels of scheduled maintenance or “checks” and periodically go through phased overhauls. In addition, a comprehensive internal review and evaluation program is in place and active. Our aircraft maintenance efforts are monitored closely by the FAA. We also conduct extensive safety checks on a regular basis.

ITEM 2. PROPERTIES

We lease our corporate offices, 210,000 square feet of maintenance hangars and a 100,000 square feet component repair shop from DHL. These facilities are located at DHL’s airport in Wilmington, Ohio. We also have the non-exclusive right to use the airport which includes two runways, taxi ways, and ramp space comprising approximately 250 paved acres. The term of the lease runs concurrently with the term of the ACMI agreement with DHL. We believe our existing facilities are adequate to meet our current and reasonably foreseeable future needs.

The following table contains detailed information about our in-service aircraft fleet. We own 110 of these aircraft and lease five Boeing 767s. The table excludes two Boeing 767s purchased in 2003 and 2004 that, as of December 31, 2004, were undergoing modification from passenger to cargo configuration. Additionally, we are committed and purchasing one more Boeing 767 and modifying it to a cargo configuration during 2005.

Aircraft Type	Number of Aircraft as of December 31, 2004	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
DC-8-61	4	1968-1969	40,000-83,000	2,200-3,800
DC-8-63	4	1968-1970	47,000-97,000	2,800-4,400
DC-8-63F	8	1967-1979	40,000-97,000	2,600-4,300
DC-9-14	1	1967	17,000-25,000	450-1,100
DC-9-15	1	1966	17,000-25,000	450-1,100
DC-9-31	18	1967-1971	26,000-36,000	550-1,100
DC-9-32	16	1967-1972	26,000-36,000	550-1,100
DC-9-32F (1)	3	1967-1968	26,000-36,000	550-1,100
DC-9-33F (1)	5	1968-1970	26,000-38,000	500-1,100
DC-9-41	29	1969-1978	26,000-38,000	500-1,100
767-205	1	1984	37,000-91,000	1,800-4,400
767-231	4	1983	37,000-91,000	1,800-4,400
767-281	19	1983-1988	67,000-91,000	1,800-3,000
767-281SF (2)	2	1985-1987	67,000-91,000	1,800-3,000

Total	115

(1)	These aircraft were manufactured with a cargo door for transporting freight. The cargo doors are currently deactivated.

(2)	These passenger aircraft were modified to a cargo configuration, including cargo doors.

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

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. air carrier. The DOT may determine that DHL actually controls ABX as a result of our commercial arrangements (in particular, the ACMI agreement and Hub Services agreement) with DHL. If the DOT determines that ABX is controlled by DHL, the DOT could require amendments or modifications of the ACMI and/or other agreements between ABX and DHL. If ABX were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke our air carrier certificates and/or authorities, and this would materially and adversely affect our business.

Certain DHL competitors, including FedEx and UPS challenged the citizenship status of Astar, formerly DHL Airways. DHL has entered into an ACMI agreement with Astar which accounts for a substantial portion of the business of Astar. FedEx and UPS alleged this relationship, among others, constituted control by DHL of Astar in violation of U.S. law. An Administrative Law Judge (“ALJ”) for the DOT reviewed the citizenship of Astar and issued a decision recommending to the DOT that it find that Astar is a U.S. citizen. On May 13, 2004, the DOT issued its decision finding that Astar is a U.S. citizen and making the ALJ’s recommended decision the DOT’s final decision. Neither FedEx nor UPS appealed the DOT’s final decision.

The DOT issued a notice requesting comments on the procedures to be used in processing our filing, and several parties, including ABX, have provided comments. The DOT has yet to specify the procedures it intends to use. While Astar and ABX are different, and their respective relationships with DHL are distinguishable, the DOT’s decision regarding Astar will likely serve as a precedent for the DOT’s review of our filing.

We believe the DOT should find that ABX continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

ALPA Lawsuit

On August 25, 2003 the Company intervened in a lawsuit filed in the U.S. District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its subsidiary, Airborne (now DHL Express) to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having Airborne’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In March 2004, the NLRB prosecuted ALPA on the unfair labor practice charges. On July 2, 2004, an ALJ for the NLRB issued a decision finding that ALPA’s grievance and counterclaim violated the secondary boycott provisions of the National Labor Relations Act, and recommended that the NLRB order ALPA to withdraw both actions. ALPA has appealed the ALJ’s finding to the full NLRB, which has yet to issue a decision. In the event the full NLRB were to sustain the decision of the ALJ, ALPA has the right to appeal the decision in federal court.

Management believes that the ALJ’s decision will be sustained on appeal and that, regardless thereof, ALPA’s claim to the work being performed by the Company is without merit and its grievance and counterclaim will be denied

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock became publicly traded in an over-the-counter market under the symbol ABXA.OB on August 15, 2003. The following table shows the range of high and low closing prices per share of our common stock for the periods indicated as quoted on the OTC Bulletin Board. Such over-the-counter market prices reflect inter-dealer prices, without retail mark-up, mark-down or commission.

2004 Quarter Ended:	Low	High
December 31, 2004	$6.52	$8.95
September 30, 2004	$5.77	$7.25
June 30, 2004	$3.60	$6.83
March 31, 2004	$4.28	$7.48

2003 Quarter Ended:	Low	High
December 31, 2003	$2.45	$4.33
September 30, 2003	$1.55	$2.73

On March 1, 2005, there were 16,648 stockholders of ABX common stock. The closing price of ABX common stock was $7.97 on March 15, 2005.

Dividends

We are restricted from paying dividends on our common stock in excess of $1.0 million during any calendar year under the provisions of our promissory note due to DHL. No cash dividends have been paid or declared.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Comparability of financial data among years is affected by ABX’s separation from Airborne on August 15, 2003. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ABX derived the selected consolidated balance sheet data as of December 31, 2004, 2003, 2002 and 2001 and the consolidated statements of operations data for each of the five years in the period ended December 31, 2004, from ABX’s audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2000, was derived from unaudited consolidated financial statements.

	As of and for the Years Ended December 31
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
OPERATING RESULTS:
Revenues	$1,202,509	$1,160,959	$1,173,735	$1,165,037	$1,168,237
Operating expenses (1)	1,157,511	1,720,125	1,125,200	1,121,543	1,124,922

Earnings (loss) from operations	44,998	(559,166)	48,535	43,494	43,315
Net interest expense	8,025	16,379	25,866	21,147	20,861

Earnings (loss) before income taxes and change in accounting	36,973	(575,545)	22,669	22,347	22,454
Income tax benefit (expense) (1)	—	128,644	(9,383)	(9,527)	(9,682)

Earnings (loss) before change in accounting	36,973	(446,901)	13,286	12,820	12,772
Cumulative effect of change in accounting, net of tax	—	—	—	—	14,206

Net earnings (loss) (1)	$36,973	$(446,901)	$13,286	$12,820	$26,978

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic (2)	$0.63	$(8.52)	$0.25	$0.25	$0.25
Diluted (2)	$0.63	$(8.52)	$0.23	$0.22	$0.22

WEIGHTED AVERAGE SHARES:
Basic	58,270	52,474	52,107	52,107	52,107
Diluted	58,270	52,474	58,521	58,521	58,521

SELECTED CONSOLIDATED FINANCIAL DATA:
Unrestricted and restricted cash	$38,749	$65,741	$33	$33	$1,580
Property and equipment, net	351,646	312,803	1,089,485	1,137,912	1,201,879
Total assets	472,923	413,106	1,174,008	1,220,623	1,296,100
Advances from parent	—	—	474,608	547,431	764,486
Long-term debt	92,949	92,949	76,318	80,882	19,706
Capital lease obligations	88,861	96,193	37,825	39,754	—
Stockholders’ equity	$87,949	$58,666	$232,322	$223,999	$211,895

(1)	Operating expenses for 2003 include an impairment charge of $600.9 million recorded in conjunction with ABX’s separation from Airborne, Inc. A tax benefit of $134.8 million primarily occurred as a result of recording the impairment charge. See Note A to the consolidated financial statements.
(2)	For 2000, earnings per common share are shown exclusive of the cumulative effect of a change in accounting for major engine overhaul costs. Basic and diluted earnings per share inclusive of the change were $0.52 and $0.46, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

ABX operates a fleet of aircraft, providing air cargo transportation services primarily within the U.S. In December 2004, our in-service fleet of 115 aircraft consisted of 26 Boeing 767 aircraft, 16 McDonnell Douglas DC-8 (“DC-8”) aircraft and 73 McDonnell Douglas DC-9 (“DC-9”) aircraft. We complement our air transport capabilities with package handling, warehousing and line-haul logistic services. We also offer ACMI (aircraft, crew, maintenance and insurance) and on-demand charter services to freight forwarders and other major shippers. We employ approximately 4,000 full-time employees, 3,600 part-time employees and utilize temporary workers as needed. Airborne, now DHL Express (USA), Inc. (”DHL Express”), is our largest customer, constituting approximately 98% of our total revenues in 2004. ABX operates a single reportable segment that provides air cargo transport, line-haul logistics and package handling services to DHL Express. Our other activities, which include charter services, parts sales and aircraft maintenance services, do not constitute a reportable segment.

On August 15, 2003, ABX was separated from its former parent, Airborne, and became an independent, publicly-owned company. The separation of ABX from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express, B.V., an integrated, global cargo carrier, competing with Federal Express Corporation and United Parcel Service, Inc. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations and airport were transferred out of ABX to Airborne. ABX was capitalized with $60.0 million of cash and a $92.9 million promissory note payable to Airborne. All inter-company advances, totaling $457.3 million, were cancelled. (A description of the separation is in Item 1 Business, of this Form 10-K Annual Report.) On January 1, 2005, Airborne was merged into DHL Express, a wholly owned subsidiary of DHL Holdings (USA), Inc. (“DHL Holdings”). (Hereinafter, DHL Holdings DHL Express and Airborne will sometimes be referred to individually and collectively as “DHL”.)

Agreements with DHL

At the time of the separation, ABX and DHL entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”), and a hub and line-haul services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to DHL on a cost plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, line-haul logistics services, as well as airport facilities and equipment maintenance services for DHL, also on a cost plus pricing structure. Costs incurred under these agreements are generally marked-up by 1.75% and included in revenues. Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to an additional 1.60% under the ACMI agreement, and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up. The ACMI agreement and the Hub Services agreement have initial terms of seven and three years, respectively. However, DHL can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub services agreement. Additionally, DHL can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

Prior to the separation, we were Airborne’s primary provider of air cargo transportation services within the U.S. and to Canada and Puerto Rico, as well as Airborne’s primary provider of package handling, warehousing and line-haul logistics services. After the separation from Airborne, we have continued to be the primary provider for these same services to DHL.

Separation Impairment

The separation of ABX from Airborne, and the execution of the related commercial agreements collectively constituted an event which required us to evaluate the recoverability of the carrying value of long-term assets under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, ABX was required to record an impairment charge for the excess of the carrying value of the long-lived asset group over its fair value. The fair value of ABX’s aircraft was derived using a market approach by comparing recent sales of similar assets and adjusting these comparables for factors such as age and condition. The fair value of aircraft, aircraft-related spare parts inventory, maintenance tooling and equipment and other ABX fixed assets was derived utilizing a cost approach in which replacement cost was adjusted downward to reflect reduction in value due to physical depreciation and functional obsolescence. As a result of the fair value analysis, we recorded a pre-tax, non–cash charge to write down assets and inventory by $600.9 million. The impairment charge resulted in a net deferred tax asset, which, under provisions of SFAS No. 109, “Accounting for Income Taxes,” was fully offset by a valuation allowance which was established due to the likelihood that future taxable earnings generated would not allow for the asset’s full utilization. Due to the impairment charge, an income tax benefit of $134.8 million was provided, net of the valuation allowance of $81.0 million.

CHALLENGES AND RISKS

Our prospects for growth and financial security are primarily dependent on our relationship with DHL. We operate in a competitive market to provide ACMI and hub services to DHL. We are committed to providing the highest level of on-time services and productivity to DHL with a competitive, low cost structure. As a result of its merger with Airborne, DHL has integrated product offerings, sales, marketing, administrative and operating resources to eliminate duplicative costs. DHL continues to review its network costs and capacity, including excess air routes among its airlift suppliers. At the same time, DHL is expanding its ground network and adding regional sorting hubs. Our objective is to position ABX to grow with DHL as it expands its business in the U.S. As a result, our growth is heavily dependent on DHL’s ability to expand its package volumes in the U.S. where FedEx and UPS have significant resources, market penetration and brand recognition.

ACMI

On November 3, 2004, DHL notified ABX of its plans to remove twenty-six specific aircraft from service during 2005. The information provided by DHL indicated that seven of the twenty-six aircraft (three DC-9s and four DC-8s) are targeted for removal in early 2005, and the remaining nineteen aircraft are to be removed by the end of 2005. The removal affects twenty-two scheduled air routes. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions are subject to change. The impact of DHL’s airlift plan on our operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of ABX equity. The potential impacts of DHL airlift plans on our future financial statements are described below.

Operating cash flows

The removal of aircraft from the ACMI agreement with DHL will reduce our cash flows from depreciation expense that is reimbursed by DHL. The current annual depreciation expense on the twenty-six aircraft planned for removal is approximately $2.7 million. In addition to the reduction in depreciation expense, the removal of aircraft will also result in lower flight crew, maintenance, and other expenses that are subject to mark-up under the ACMI agreement. The impact on cash flows for flight crew and maintenance expenses will be limited to the mark-up on such expenses (from a minimum of 1.75% to a maximum of 3.35%). When the twenty-six aircraft reduction is fully implemented, we project that the associated annual reduction in cash flows from operations will be in a range of $3.5 million to $4.2 million. While we expect to incur some severance costs that are not reimbursable by DHL, at this time we anticipate that those costs will not be significant.

Operating results

When the twenty-six aircraft reduction is fully implemented, we project that their removal will reduce our annual net earnings by $0.8 million to $1.5 million and our annual gross revenues by $86.0 million to $96.0 million. We project that depreciation, flight crew, maintenance, and other ACMI expenses that are subject to mark-up under the ACMI agreement will decline approximately $48.9 million with a corresponding decline in revenue of approximately $50.1 million after the twenty-six aircraft are removed. Our estimate of expenses and revenues also includes a decline for reductions in jet fuel and other expenses that are reimbursed without mark-up under the ACMI agreement. The annual gross revenue reduction includes approximately $45.5 million of revenues associated with jet fuel and other expenses that are reimbursed without mark-up under the ACMI agreement. Actual fuel amounts will depend significantly on the future price of jet fuel.

Aircraft dispositions and utilization

Pursuant to the terms of the ACMI agreement, we have certain rights to put to DHL any aircraft that is removed from service. We can sell such aircraft to DHL at the lesser of fair market value or net book value. We can foresee situations in which we may not sell an aircraft to DHL and instead retain or deploy the aircraft in other market opportunities such as part sales and charter operations.

Of the seven aircraft targeted for removal in early 2005, one DC-8 aircraft was removed from service at the end of December 2004 and is being decommissioned to use as parts in support of our fleet. Its carrying value approximates the total value of the usable parts. The six other aircraft are currently in service to DHL or utilized in our non-DHL ACMI and charter operations. We expect DHL to remove these aircraft from service in early 2005. One DC-8 may be decommissioned and used for parts to support our remaining fleet, one DC-9 will be sold to DHL for its carrying value, and two DC-9s and two DC-8s, will be retained by ABX. We may use the retained aircraft in our non-DHL ACMI and charter operations, sell the aircraft for the value of the usable parts or use the aircraft in lieu of freighter aircraft scheduled for service within the DHL network. The freighter aircraft could instead be utilized for our non-DHL ACMI and charter operations if we are successful at obtaining additional ACMI or charter contracts. We anticipate placing three additional Boeing 767 freighter aircraft into service under the ACMI agreement with DHL or in our non-DHL ACMI operations by the end of 2005. After all three Boeing 767s are in service, they are projected to generate approximately $5.6 million annually in depreciation expense. Depreciation and maintenance expenses will not be reimbursed by DHL for those aircraft not in service for DHL.

The decision to put additional aircraft to DHL as they are removed from service will depend on a number of factors including the anticipated number of aircraft to be removed, the type of aircraft removed, demand for cargo airlift and the market value for our aircraft. Management is currently assessing the number of other aircraft that it may want to sell to DHL. Accordingly, the amount of cash flow that might be generated from the exercise of the put provisions cannot be projected at this time.

Recoverability of aircraft carrying values

The removal of aircraft by DHL could result in losses if our aircraft carrying values are greater than fair market values. Losses could depend on several factors, including the appraised value of our aircraft, number of aircraft removed from service and the amount of our stockholders’ equity at the time that an aircraft is sold to DHL. Provisions of the ACMI agreement stipulate that if our stockholders’ equity is less than or equal to $100 million at the time of sale, any amount by which the appraised fair market value is less than net book value would be applied to a promissory note that we owe to DHL. However, if our stockholders’ equity is greater than $100 million, any amount by which fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

The expected future cash flows related to our aircraft support the carrying values reflected in our consolidated balance sheet at December 31, 2004.

Hub Services

On June 25, 2004, DHL announced plans to consolidate operations from its Northern Kentucky hub into a central U.S. hub at its Wilmington, Ohio facilities which we operate under the Hub Services agreement. The plan involves an estimated investment of approximately $300 million by DHL to expand facilities in Wilmington, including an additional 1.2 million square feet of sort space and 1.5 million square feet of ramp space. Additional automation and information technology infrastructure improvements are also likely. DHL began construction in August 2004 and plans to consolidate by the fourth quarter of 2005. The transition is expected to be completed in late 2005. The significant construction and operational changes that will occur as DHL completes consolidation may impact ABX’s ability to achieve incremental mark-up under the Hub Services agreement. We expect to retain operation of the expanded Wilmington hub for DHL, however, at this time we cannot reasonably estimate the impact that the consolidation and DHL’s investment will have on our operating results.

In 2004, DHL selected ABX to staff seven new regional sorting hubs across the U.S. The seven new hubs began operations in the last four months of 2004. These are in addition to the Wilmington hub and 11 regional hubs that we already operate for DHL. We estimate that we could earn base revenues of approximately $12.0 million to $15.0 million annually by staffing the seven new regional hubs, with potential to earn incremental mark-up.

Hiring the necessary work force levels at each hub and matching our labor levels to growing package volumes was a challenge in 2004. We expect this to remain an ongoing business challenge. Adequate work force levels and employee training are critical to our operating performance under the DHL agreements.

Non-DHL Business

Our diversification strategy includes selling ACMI/charter services and unused air cargo space to freight forwarders and shippers. Our strategy also includes marketing our technical expertise, aircraft maintenance services and training to other airlines. During 2004, ABX’s non-DHL revenues doubled to $26.7 million while non-DHL earnings increased over 150% to $6.8 million. Repeating these growth rates will be a significant challenge in 2005. The air cargo markets remain intensely competitive due to excess capacity within the airline industry. Our aircraft maintenance revenues will depend on our ability to find customers and on the availability of our maintenance resources during a time period that corresponds to the customer’s maintenance cycles. Many of our potential customers currently purchase air cargo and maintenance services from other providers. Our costs to develop, market and offer new services to non-DHL customers are not reimbursed by DHL.

See page 30 for additional discussion of our business risk.

RESULTS OF OPERATIONS

2004 compared to 2003

Net earnings were $37.0 million for 2004 compared to a net loss of $446.9 million in 2003. Net earnings for 2004 increased $17.8 million compared to non–GAAP earnings of $19.2 million for 2003, excluding the 2003 impairment charge and related tax benefits. Our net earnings increased compared to 2003 non-GAAP earnings due to additional incremental revenues earned under the DHL agreements, a reduction of income tax expense and growth in non-DHL business activities. These changes were partially offset by the lower base mark-up earned under the DHL contracts.

Incremental mark-ups: Earnings from incremental mark-ups for achieving service goals and certain cost-related goals increased $10.8 million to $14.4 million during 2004. The incremental mark-ups were applied to the expenses incurred during the entire twelve months of 2004. During 2003, incremental mark-ups for service goals and certain cost-related goals were applied to costs incurred only during the 138 days occurring after the separation from Airborne.

Income taxes: During 2003, ABX recognized a net income tax benefit of $128.6 million largely due to the impairment charge of $600.9 million. Excluding the tax benefit of the impairment charge, income tax expense was $6.1 million, in 2003. No income tax provision was recorded in 2004 due to ABX’s net operating loss carryforwards.

Non-DHL earnings: Non–DHL pretax earnings increased to $6.8 million in 2004 from pre-tax earnings of $3.1 million in 2003. Higher earnings were driven by increased ACMI, charter and aircraft maintenance services.

Base revenues: DHL revenues calculated from the base mark-up declined $2.8 million in 2004 compared to 2003. Prior to the August 15, 2003 separation, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Net expenses included all operating and interest expenses reduced by revenues recorded from our non-Airborne customers. Since the separation, our DHL base revenues are generally based on costs incurred plus a base mark-up of 1.75%, except for certain costs, including fuel, rent, interest on the promissory note to DHL and ramp and landing fees, that are recorded in revenues without mark-up. Our expenses, and accordingly our revenues for 2003, included depreciation expense related to the ground equipment that was transferred to Airborne in the separation. Additionally, depreciation expense and our revenues were lower in 2004 due to the effects of the impairment charge, which we recorded immediately after the separation from Airborne. Also, our expenses and revenues for the first 227 days of 2003 included Airborne packaging and labeling supplies, interest allocations and administrative cost allocations which we no longer record after the separation.

Our 2004 earnings from the DHL agreements was $30.2 million including revenue of $3.5 million from incremental mark-up for achieving quarterly cost-related goals during the year and $10.9 million for achieving annual cost-related and service goals. The two agreements with DHL allow ABX to earn additional incremental mark-up for meeting certain quarterly cost-related goals, annual cost-related goals and annual service goals. The maximum incremental mark-up available from the annual service goals is 0.25% of costs subject to mark-up under the ACMI agreement and 0.75% of costs eligible for mark-up under the Hub Services agreement. The maximum incremental mark-up available from the annual cost-related goals is approximately 0.81% of costs subject to mark-up under the ACMI agreement and approximately 0.81% of costs eligible for mark-up under the Hub Services agreement. Incremental mark-up earned on the annual goals is only recognized in the fourth quarter. During the fourth quarter of 2004, we recognized $4.0 million, or 100% of the maximum available incremental mark-up from the annual cost-related goal under the ACMI agreement, and $2.7 million, or 76% of the maximum annual cost-related goals under the Hub Services agreement. During the fourth quarter of 2004, ABX recognized revenue from the annual service goal in the ACMI agreement of $0.9 million, or 80% of the maximum available. Mark-up earned in the fourth quarter from the annual service goal under the Hub Services agreement totaled $3.3 million, or 100% of the maximum available under that contract.

A summary of our 2004 earnings is shown below (in thousands).

	For the Year Ended December 31, 2004
	DHL				Customers other than DHL	Total
	ACMI	Hub Services	Other Reimbursable	Subtotal
Revenues:
Base	$475,826	$440,602	$244,935	$1,161,363	$26,705	$1,188,068
Quarterly incremental mark-up	2,309	1,255	—	3,564	—	3,564
Annual incremental mark-up	4,967	5,910	—	10,877	—	10,877

Total revenues	483,102	447,767	244,935	1,175,804	26,705	1,202,509
Operating expenses	461,750	433,024	242,802	1,137,576	19,935	1,157,511
Interest expense, net	5,892	—	2,133	8,025	—	8,025

Total expense	467,642	433,024	244,935	1,145,601	19,935	1,165,536

Earnings	$15,460	$14,743	$—	$30,203	$6,770	$36,973

Our earnings from customers other than DHL do not include an allocation of overhead expenses. Our agreements with DHL require that after our non-DHL revenues reach 10% of our total revenues, we must allocate a portion of our overhead expenses to the non-DHL business.

Revenues

Total revenues increased 3.6% for 2004 compared to 2003. Revenues from DHL increased 2.3% during 2004, reflecting increased activity to support the growth of DHL’s ground delivery services and the expansion of DHL’s ground network compared to last year. Revenues from DHL accounted for approximately 98% of our revenues for 2004 and 2003.

Non-DHL revenues increased $15.1 million to $26.7 million in 2004 compared to $11.6 million for 2003. The growth was driven by ACMI/charter services, aircraft part sales and maintenance services. Non-DHL ACMI and charter service revenues grew $11.0 million to $17.0 million during 2004 compared to 2003. Hours flown for ACMI and charters increased approximately 2,350 hours to approximately 4,260 hours in 2004 compared to 2003. ACMI and charter revenues and hours for 2004 include $4.5 million and 315 hours for a seasonal air network that we provided to the U.S. Postal Service during seven days in December of 2004. We did not operate such a network in 2003 for the U.S. Postal Service. Revenues from aircraft part sales and maintenance services grew 69% to $7.6 million during 2004, compared to 2003. Since our separation from Airborne, we have marketed our aircraft maintenance services to other airlines. As a result, we completed 18 major aircraft maintenance projects on customers DC-9s during 2004. We expect that revenues and earnings from aircraft maintenance services will vary widely among quarters, due to the capacity of our facilities and the timing of our non-DHL customers’ demand for maintenance services.

Operating Expenses

Our operating expenses are impacted by the volume of packages handled for DHL and by the type of service we provide, such as air or ground delivery. Generally, higher piece volumes increase our expenses and positively impact revenues and earnings. The table below compares selected operating statistics for the years ended December 31.

	Year Ended December 31			Percentage Increase (Decrease)
	2004	2003	2002	2004	2003
Pieces handled (millions)	541	475	456	14%	4%
Pounds processed (millions)	2,382	2,139	1,949	11%	10%
Pieces handled per labor hour paid	36.10	33.85	31.86	7%	6%
Gallons of aviation fuel consumed (millions)	148	148	153	—	(3)%
Average price per gallon of aviation fuel	$1.32	$1.00	$0.83	32%	20%

The increases in the number of pieces handled and pounds processed were a result of several factors, particularly the growth in DHL’s ground delivery service, the expansion of DHL’s ground network and the impact of one additional operating day in 2004. Pieces handled per labor hour improved 6.6% during 2004 compared to 2003, reflecting additional inter-hub shipments to accommodate the expansion of DHL’s ground network and growth in ground delivery services.

Salaries, wages and benefits expense increased 6.1% during 2004 compared to 2003. The increase includes the impact of one additional payroll day in 2004 compared to 2003. The increase also reflects incentive compensation and salary inflation adjustments of 4.0% in our flight crew pay scale effective on August 1, 2003 and a flight crew salary adjustment of 2.0% effective on August 1, 2004. Total paid hours increased 6.9% in 2004 compared to 2003. The increase was driven by additional labor at the regional hubs necessary to support the expanded DHL ground network. We expect salaries, wages and benefits expense to increase in 2005 due to escalating wage and health care costs, increased expenses for our defined benefit retirement plans and increases in staffing to support DHL shipment growth.

Purchased line-haul expense increased $61.2 million or 35.6% during 2004 compared to 2003. The increase reflects growth in DHL’s deferred delivery products that are generally transported via truck, as well as additional line-haul to accommodate more inter-hub shipments for DHL’s ground network. During 2004, we added line-haul to support the expansion of DHL’s ground network. In 2005, anticipated growth for deferred delivery services, additional routes for DHL, and stronger demand for over-the-road trucking is expected to increase our purchased line-haul expense.

Fuel expense increased 31.5% in 2004 compared to 2003. The increases were driven by higher market prices for aviation fuel. The average aviation fuel price was $1.32 and $1.00 per gallon in 2004 and 2003, respectively. We consumed 148 million gallons of aviation fuel in 2004 and 2003. We do not hedge fuel prices or purchase fuel derivatives. The risks of volatile fuel prices are effectively assumed by DHL through the ACMI agreement.

Maintenance, materials and repairs decreased 4.9% in 2004 compared to 2003, primarily due to reduced cost of expendable aircraft parts and lower contracted maintenance rates in 2004.

Depreciation and amortization expense decreased $61.7 million in 2004 compared to 2003. The primary reasons for the decline in expense are the transfer of approximately $183.8 million of depreciable assets to Airborne as part of the separation transaction, and the impairment charge recorded in 2003 which reduced depreciable assets by approximately $600.9 million. Additionally, at the time of our separation from Airborne, we reassessed the estimated useful lives of our aircraft. We estimate that reducing the useful lives of the aircraft increased depreciation expense approximately $4.9 million in 2004. Our future depreciation expense will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement, as well as additional Boeing 767s that we anticipate placing into service under the agreement in 2005. Annualized depreciation and amortization expense for 2005, is difficult to predict due to the uncertainties related to DHL’s plan to remove aircraft from service. At this time, we estimate that depreciation expense will approximate $39.0 million in 2005.

Landing and ramp expense decreased by 15.9% during 2004 compared to 2003. Effective with our separation from Airborne on August 15, 2003, certain ramp leases were transferred to DHL. Also, included in this category are deicing costs, which were higher in 2003 due to adverse winter weather in the first quarter. We expect landing and ramp expense will remain stable in 2005, however, changes in scheduled air routes for DHL or additional non-DHL charters can impact our landing and ramp expenses.

Rent expense decreased $2.8 million during 2004 compared to 2003 due to the transfer of facility lease agreements to Airborne in conjunction with the separation, including the majority of lease agreements for the regional hubs, warehouse facilities and airport locations. Our expenses during 2004 included $2.0 million of lease expense for facilities at the Wilmington Air Park. We expect rent expense to increase moderately in 2005.

Other operating expenses include pilot travel, professional fees, insurance, utilities and, prior to August 16, 2003, administrative allocations from Airborne and Airborne packaging and labeling supplies. Other operating expenses decreased by $24.8 million in 2004 compared to 2003 primarily due to approximately $26.6 million of Airborne packaging and labeling supplies which were recorded by ABX in 2003 while we were a subsidiary of Airborne. After the separation, packaging and labeling supplies are no longer expenses of ABX. We expect other operating expense to remain stable in 2005.

Interest Expense

Our interest expense decreased by $7.6 million in 2004 compared to 2003, due to interest allocations from Airborne that are no longer recorded by ABX since our separation from Airborne on August 15, 2003.

Income Tax

ABX did not record a tax provision in 2004 due to its net operating loss carryforwards and recorded a tax benefit in 2003 of $128.6 million. We fully reserved the net deferred tax assets as of December 31, 2004 and 2003.

2003 compared to 2002

For 2003, we had a net loss of $446.9 million, inclusive of the impairment charge of $600.9 million ($466.1 million, net of tax benefit). Excluding this charge, non-GAAP earnings for 2003 were $19.2 million compared to $13.3 million for 2002. Our operating results for 2003 reflect 138 days as a separate, independent business and 227 days as a subsidiary of Airborne. The separation from Airborne complicates the comparison of 2003 financial results to 2002. Since the separation, our DHL revenues are generally based on a mark-up of 1.75% of expenses, except for certain costs, the most significant of which are fuel, rent, interest on the promissory note to DHL, ramp and landing fees, that are recorded in revenue without mark-up. Prior to the August 15, 2003 separation, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Net expenses included all operating and interest expenses, including allocated expenses from Airborne, reduced by revenues recorded from our non-Airborne customers. Our expenses prior to August 15, 2003, included depreciation expense related to the ground equipment that was transferred to Airborne in the separation and administrative expense allocations from Airborne. Also complicating comparisons to 2002 financial information is the impairment charge, which we recorded in 2003 immediately after the separation from Airborne. As a result of the much lower adjusted basis of our remaining fixed assets, depreciation expense was significantly reduced compared to pre-separation periods.

Revenues

Total revenues decreased 1.1% to $1.161 billion in 2003 compared to revenues of $1.174 billion in 2002. Revenues from Airborne and DHL decreased 0.6% to $ 1.149 billion in 2003 compared to $1.156 billion in 2002. The decrease in revenues is primarily due to lower reimbursable expenses, such as depreciation, incurred during 2003 compared to 2002 and the lower reimbursement rate earned from DHL during the last 138 days of 2003.

ACMI and charter service revenues from customers other than Airborne and DHL decreased to $6.0 million in 2003 compared to $14.3 million in 2002. The decrease was due primarily to the loss of a charter customer. Other revenues, consisting primarily of aircraft parts sales and revenue associated with performing aircraft-related maintenance for other carriers, increased to $5.6 million in 2003 compared to $3.3 million in 2002. The increase in other revenues was due to higher levels of aircraft parts sales as well as an increase in revenues associated with aircraft-related maintenance services.

Operating Expenses

Our operating expenses are impacted by the volume and type of packages handled. Generally, higher piece volumes increase our expenses and positively impact our revenues. The increases in pieces and pounds in 2003 compared to 2002 was due to Airborne’s expansion of its ground based deferred delivery services. Labor productivity, measured by pieces handled per labor hour paid, and the operating cost efficiencies gained through our continued focus on improvement, had a positive impact on our ability to control costs during 2003.

Salaries, wages and benefits expense increased 4.6% in 2003, compared to 2002. The increases compared to 2002 were primarily the result of higher healthcare benefit costs and increases in our company-sponsored defined benefit pension plan expenses. The increases reflect inflationary salary adjustments as well as a 4.0% increase in our flight crew salary costs. Total hours paid decreased for 2003 as compared to 2002 by 2.0%, reflecting productivity improvements primarily by our employees who handled Airborne’s shipments.

Purchased line-haul expense increased 14.5% in 2003 compared to 2002. The expense increases were primarily due to additional contracted truck line-haul to accommodate the growth in Airborne’s deferred delivery services that are generally transported via truck due to the less time sensitive nature of the delivery. Piece counts of the Wilmington day sort, which processes much of the cargo for deferred delivery services, increased 23.1% in 2003 to 94.2 million

Fuel expense increased 16.3% in 2003 compared to 2002. The average aviation fuel price was $1.00 per gallon in 2003, compared to $0.83 per gallon in 2002. Aviation fuel consumption decreased 3.3% to 148.0 million gallons in 2003 compared to 153.0 million gallons in 2002. The decrease in consumption was primarily due to combining certain flight segments and the placement of three Boeing 767 aircraft in service since the third quarter of 2002, which allowed us to reduce our utilization of less fuel-efficient DC-8 aircraft.

Depreciation and amortization expense decreased 33.4% to $98,503 in 2003 compared to 2002. The decline is due to the lower depreciable base of property and equipment as a result of our August 15, 2003 separation from Airborne. In conjunction with the separation, we transferred property and equipment having a net book value of approximately $183.8 million to Airborne. Immediately after the separation, we recorded a SFAS No. 144 impairment charge, writing down depreciable assets remaining with ABX to their fair value (see Note A to the consolidated financial statements). In the process of recording the asset impairment and separation adjustments, depreciable aircraft asset lives were reassessed and adjustments were made to reflect management’s assessment of appropriate useful lives based in part on the ACMI agreement with DHL. We estimate that reducing the useful lives of the aircraft increased depreciation expense approximately $1.8 million in 2003.

Maintenance, materials and repairs decreased 1.9% in 2003 compared to 2002 due primarily to performing fewer scheduled DC-8 heavy maintenance checks in 2003.

Landing and ramp expense increased 5.0% in 2003 as compared to 2002. Included in this category are deicing costs, which were higher in 2003 due to adverse winter weather in the first quarter. These increases were offset by the transfer of ramp leases to DHL effective with our separation on August 15, 2003.

Rent expense decreased 18.6% in 2003 compared to 2002. Effective August 15, 2003, the majority of lease agreements, including the lease agreements for the regional hubs, warehouse facilities and most airport locations, were transferred to Airborne. Since August 16, 2003, our expenses do not include rent expense for lease agreements transferred to Airborne. However, our expenses since August 16, 2003, include a pro rata portion of $2.0 million of annual lease expense for space at the Wilmington Air Park.

Other operating expenses include pilot travel, professional fees, insurance, utilities and prior to August 16, 2003, allocations from Airborne (see Note C to the consolidated financial statements) and packaging and labeling supplies used by Airborne. Excluding the Airborne allocations, and packaging and labeling expenses, other operating expenses were $48.0 million in 2003 and 2002.

Interest Expense

Interest expense includes allocations from Airborne, interest on aircraft capital lease obligations of ABX, and since August 16, 2003, interest on the $92.9 million promissory note due to DHL. Our interest expense decreased 36.1% in 2003 compared to 2002. Interest expense is lower because for the last 138 days of 2003, we did not incur an interest allocation from Airborne. Airborne interest allocations were $8.6 million and $18.1 million in 2003 and 2002, respectively. Interest on the promissory note is reimbursed by DHL. The note bears interest of 5.0% per annum and principal payments can be deferred until 2028.

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

2003 Non-GAAP Earnings

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

The table below presents a reconciliation of our non-GAAP measure to the most directly comparable GAAP measure for the year ended December 31, 2003 (in thousands):

GAAP net loss	$(446,901)
Unusual items:
Impairment charge	600,871
Tax benefit on impairment and separation	(134,738)

Non-GAAP earnings	$19,232

GAAP diluted loss per share	$(8.52)
Effect of unusual items, net of tax	8.88
Effect of anti-dilutive equivalent shares	(0.03)

Non-GAAP diluted earnings per share	$0.33

Pension Plans

We sponsor qualified defined benefit plans for our eligible employees and pilots. We also sponsor unfunded excess plans for certain employees in non-qualified plans which include our executive management, that provide benefits in addition to amounts permitted to be paid under provisions of the tax law to participants in our qualified plans.

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our postretirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates, expected long-term investment returns on plan assets and future salary increases. Based on our actuary’s calculations, we expect our 2005 expense for defined benefit plans to total $43.0 million. Under our agreements with DHL the actuarial expense of our pension plans are reimbursed with mark-up.

The plan assets related to our funded pension plans have experienced an actual investment return of 9.5% over the last ten years. Our actuarial valuation includes an assumed long-term rate of return on plan assets of 8%. Our assumed rate of return is based on a targeted long-term investment allocation of 60% equity securities and 40% fixed income securities. Actual allocation at December 31, 2004, was 60% equities and 40% fixed income. In evaluating our assumption regarding expected long-term investment returns on plan assets, we consider a number of factors including the historical plan returns in connection with the asset allocation policies. We use assistance from investment consultants hired to provide oversight of the actively managed investment. The selection of the expected return rate materially affects our pension costs. Based on our evaluation, we selected an expected rate of return of 8% in 2004 and continue to use this rate for valuation and determining pension expense for 2005. If we were to lower our long-term rate of return assumption by a hypothetical 100 basis points, expense in 2005 would be increased by approximately $3.7 million.

In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note I to the consolidated financial statements), but also affects the succeeding year’s pension expense. The discount rate selected for December 31, 2004, based on the method described above, was 5.85% compared to 6.25% at December 31, 2003. If we were to lower our discount rate by a hypothetical 50 basis points, pension expense in 2005 would increase by approximately $6.4 million.

The assumed future increase in salaries and wages also is a significant estimate in determining pension costs. In selecting this assumption we consider our historical wage and pensionable earnings increases, future wage increase projections, our collective bargaining agreement with our pilots and inflation. We used annual salary increase assumptions of 4% to 4.5% depending on job classification and will use the same assumptions for 2005. For 2005, if we had used a salary increase assumption which was 100 basis points higher, pension costs would have increased by approximately $4.8 million.

We estimate that cash contributions to the defined benefit pension plans will total approximately $39.6 million in 2005. Funding for the contributions will be generated primarily from our operating agreements with DHL.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Operating cash flows were $57.2 million, $101.4 million and $177.7 million for 2004, 2003 and 2002, respectively. Our operating cash flows are primarily a function of aircraft depreciation expense reimbursed by DHL and the mark-up earned under our commercial agreements with DHL, offset by pension funding. The decline in operating cash flows compared to 2003 is primarily a result of lower reimbursed depreciation expense and increased amounts due from DHL at the end of 2004. At the end of 2004 we had a large receivable due from DHL primarily as a result of expanded DHL business activity during the fourth quarter 2004, which resulted in actual expenses exceeding funded expenses during the quarter.

We have budgeted to be reimbursed for approximately $78.9 million of depreciation and pension expense from DHL in 2005. We estimate that contributions to our defined benefit pension plans will be $39.6 million in 2005.

Capital Expenditures

Total capital expenditures were $73.7 million in 2004 compared to $88.5 million and $98.4 million in 2003 and 2002, respectively. Our capital expenditures in recent years have primarily been for the acquisition and modification of aircraft. We have continued our program to acquire and deploy Boeing 767 aircraft, which provide a higher level of operating efficiency than the DC-8 aircraft they replace. We acquired two Boeing 767 aircraft in 2004, three Boeing 767 aircraft in 2003, and two Boeing 767 aircraft in 2002. As of December 31, 2004, two Boeing 767s were undergoing modification to standard cargo door configuration. Other capital expenditures included a DC-9 flight simulator in 2003, facilities and package handling equipment (subsequent to the August 15, 2003 separation from Airborne, capital expenditures associated with facilities and package handling equipment were no longer our responsibility), computer equipment, as well as tooling and expenditures supporting the operation of the airport in Wilmington, Ohio. The level of capital spending for 2005 is anticipated to be approximately $58.0 million.

Commitments

We have a commitment to acquire one additional Boeing 767 aircraft during 2005. The aircraft is committed to be modified to a standard freighter configuration from its original passenger configuration. Payments for the aircraft and the conversion of it and other recently purchased aircraft will approximate $44.0 million in 2005. There are currently no aircraft or aircraft-related commitments extending beyond 2005.

As of December 31, 2004, we had the following contractual obligations and commercial commitments (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest payments	$92,949	—	—	—	$92,949
Capital lease obligations	88,861	7,954	17,941	21,042	41,924
Operating leases	21,497	4,518	7,607	6,196	3,176
Unconditional purchase obligations	43,962	43,962	—	—	—

Total contractual cash obligations	$247,269	$56,434	$25,548	$27,238	$138,049

The unconditional purchase obligations consist of commitments to acquire and modify aircraft. The long-term debt bears interest at 5.00% per annum, payable semi-annually. The table above does not include cash contributions for pension funding due to the absence of scheduled maturities. The timing of pension payments cannot be determined, except for amounts estimated to be paid in 2005 which are discussed above under “Pension Plans.”

As of December 31, 2004, approximately $10.0 million in various letters of credit were issued under our credit facility. We plan to renew these letters of credit through the credit facility when the letters expire in 2005.

Liquidity

At December 31, 2004, we had approximately $38.7 million of cash balances and $46.1 million due from DHL. We anticipate that our current cash balances, combined with forecasted cash flows provided by commercial agreements with DHL and growth in new business will be sufficient to fund our planned operations and capital expenditures for 2005 and beyond. If certain liquidity levels are not maintained, we will be able to request certain cash advances under the commercial agreements to supplement liquidity through December 31, 2005. Also, DHL guarantees our financing obligations for three Boeing 767 aircraft. The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of December 31, 2004, the unused credit facility totaled $35.0 million, net of outstanding letters of credit of $10.0 million.

The promissory note due to DHL limits cash dividends that we can pay to $1.0 million annually. We have not declared any cash dividends and intend to retain earnings to finance future growth and cash requirements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any material unconsolidated SPE transactions.

We adopted FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply prospectively to guarantees and indemnifications issued or modified after December 31, 2002. Our adoption of FIN 45 did not have any effect on our financial position or results of operations. No amounts have been recognized in our financial statements for the underlying fair value of guarantees and indemnifications. Certain of our operating leases and agreements contain indemnification obligations to the lessor or one or more other parties that are considered ordinary and customary (e.g. use, tax and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after the expiration of the respective lease or agreement. The Company fully and unconditionally guarantees a senior note of DHL. The senior note issued by Airborne, bears interest at a rate of 7.35% and matures in September 2005. Subsequent to Airborne’s merger, DHL paid down this note, such that the remaining amount outstanding is $6.9 million at December 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimations used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenues from DHL are recognized when the related services are performed. Prior to August 16, 2003, revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.0%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from DHL are determined based on the expenses incurred during a reporting period for the ACMI and Hub Services agreements. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period during which the expenses are incurred. Certain costs, the most significant of which include fuel costs, interest on the promissory note to DHL, airport rent, ramp and landing fees incurred for performance under the ACMI agreement, are reimbursed and included in revenues without mark-up.

In addition to a base mark-up of 1.75%, both the ACMI and Hub Services agreements provide for an incremental mark-up potential above the base 1.75%, predicated on our achievement of specified cost-related and service goals. The ACMI agreement provides for a maximum potential incremental mark-up of 1.60%, with 1.35% based on cost-related goals and 0.25% based on service performance. The Hub Services agreement provides for a maximum potential incremental mark-up of 2.10%, with 1.35% based on cost-related goals and 0.75% based on service performance. Both contracts call for 40% of any incremental mark-up earned from cost-related goals to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, a maximum incremental mark-up of approximately 0.54% may be achieved based on quarterly results and recognized in our quarterly revenues. Up to a maximum incremental mark-up of approximately 0.81% based on annual cost-related goals could be recognized during the fourth quarter, when full year results are known. Incremental mark-up potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the Hub Services agreement) is measured annually and any revenues earned from their attainment would be recognized during the fourth quarter, when full year results are known. Management cannot predict to what degree the Company will be successful in achieving incremental mark-up.

The Company derives a portion of its revenues from customers other than DHL. ACMI and charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer.

Depreciation

Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. The acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of our assets. We may change the estimated useful lives due to a number of reasons, such as the existence of excess capacity in our air system or ground networks or changes in regulations grounding or limiting the use of aircraft.

Self-Insurance

We self-insure certain claims relating to workers compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare, an independent actuarial report. Changes in claim severity and frequency could result in actual claims being materially different than the costs provided for in our annual results of operations.

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

Postretirement Obligations

The accounting and valuation for postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our postretirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. For our postretirement healthcare plans, consideration of future medical cost trend rates is a critical assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs that are materially different than those recorded in our annual results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

See Note B to the consolidated financial statements for discussion of recent accounting pronouncements.

ADDITIONAL RISK FACTORS ASSOCIATED WITH ABX’S BUSINESS

We rely on a single customer for substantially all of our revenue and operating cash flows.

We expect revenues from our ACMI agreement and Hub Services agreement with DHL to account for nearly all of our revenues and cash flows during 2005. If DHL experiences a decline in its business, our own business volume would experience a corresponding decline.

Our success is highly dependent upon the level of business activity and overall economic conditions in the U.S. An economic downturn in the U.S. is likely to adversely affect demand for delivery services offered by DHL, in particular expedited services shipped via aircraft. During an economic slowdown customers generally use ground based delivery services instead of more expensive air delivery services. A prolonged economic slowdown may increase the likelihood that DHL would reduce the scope of services we provide under the ACMI agreement.

Certain terms of the ACMI agreement and Hub Services agreement with DHL may adversely affect ABX’s operating results.

The ACMI agreement is for an initial term of seven years, expiring August 2010, and thereafter automatically renews for an additional three year period, unless notice is given not less than one year prior to the renewal thereof. The Hub Services agreement is for an initial term of three years, expiring August 2006, and thereafter automatically renews for additional periods of one year each, until at least ninety days notice is given prior to the next annual renewal thereof. However, DHL may reduce the level of services such as line-haul logistics services, we provide under the ACMI and Hub Services agreements from time to time during their respective terms. In fact, as described in this filing, during November 2004, DHL notified us of their intent to remove twenty-six aircraft from service.

Under the ACMI agreement and Hub Services agreement, if we do not meet certain performance standards, after a cure period, DHL may terminate the ACMI agreement and Hub Services agreement prior to the end of their respective terms.

Although the ACMI agreement and Hub Services agreement with DHL are structured as cost plus arrangements, the costs for which we can be reimbursed are subject to certain limitations. For instance, labor rate increases are capped at predetermined levels and certain other costs are non-reimbursable. Accordingly, if labor costs sharply increase or we incur excessive non-reimbursable costs, there can be no assurance that the revenues from these agreements will generate sufficient income to recover our costs.

The ACMI agreement with DHL may limit our ability to provide services to third parties.

The ACMI agreement limits our ability to use the aircraft designated for use under the ACMI agreement to perform services for parties other than DHL by permitting such use only if (1) it does not interfere in any material respect with ABX’s performance of ACMI services for DHL, (2) ABX does not solicit DHL’s customers in competition with DHL, (3) it does not involve ABX providing air cargo transportation services to major integrated international air express delivery companies with annual revenues in excess of $5 billion (other than the U.S. Postal Service or any affiliate of DHL) and (4) an ABX event of default shall not have occurred and be continuing.

If insurance coverage becomes unavailable, it would adversely affect our ability to operate.

Following the terrorist attack of September 11, 2001, commercial insurance providers initially cancelled war risk liability insurance coverage and thereafter began offering such coverage on a more limited basis and at substantially higher rates. For this reason, the U.S. government has been and is continuing to offer war risk insurance to U.S. airlines at rates below the commercial insurance market. The U.S. government has committed to offer war risk insurance to airlines through August 31, 2005, after which it may be necessary to procure war risk insurance in the commercial market. The war risk insurance available to airlines in the commercial market may be more limited in coverage and/or may not be available on commercially reasonable terms.

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

As of December 31, 2004, all aircraft in our in-service fleet of 115 aircraft were manufactured prior to 1990. Manufacturer Service Bulletins and the Federal Aviation Administration Airworthiness Directives issued under its “Aging Aircraft” program cause aircraft operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. Airworthiness Directives have been issued that require inspections and both major and minor modifications to such aircraft. It is possible that additional Service Bulletins or Airworthiness Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future. The cost of compliance with Airworthiness Directives and of following Service Bulletins cannot currently be reasonably estimated, but could be substantial.

Failure to maintain ABX’s operating certificates and authorities would adversely affect our business.

We have the necessary authority to conduct flight operations within the U.S. and maintain a Domestic All-Cargo Air Service Certificate for our domestic services, a Certificate of Public Convenience and Necessity for Route 377 for our Canada service, and an Air Carrier Operating Certificate issued to ABX by the FAA. The continued effectiveness of such authority is subject to our compliance with applicable statutes and DOT and FAA rules and regulations, including any new rules and regulations that may be adopted in the future.

Under U.S. laws, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. air carrier. The separation of ABX from Airborne required us to file a notice of a substantial change with the DOT. In connection with the filing, the DOT will determine whether ABX continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen. The DOT may determine that DHL indirectly controls ABX as a result of the commercial arrangements (in particular, the ACMI agreement and the Hub Services agreement) between ABX and DHL. If the DOT determined that ABX was controlled by DHL, the DOT could bring an enforcement action against ABX to revoke its certificates. The DOT could take action requiring ABX to show cause that it is a U.S. citizen, that it is fit, willing and able to engage in air transportation of cargo, or requiring amendments or modifications of the ACMI agreement, the Hub Services agreement or the other transaction documents. If we were unable to modify such agreements to the satisfaction of the DOT, the DOT may seek to suspend, modify or revoke our air carrier certificates and/or authorities.

The loss of our authorities, including in the situation described above, would materially and adversely affect our operations and would effectively eliminate our ability to operate the air services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to market risk for changes in the price of jet and diesel fuel, however, this risk is largely mitigated by reimbursement through the ACMI agreement.

We have interest rate risk as a result of debt obligations. As of December 31, 2004, $126.4 million of fixed interest rate exposure and $55.4 million of variable interest rate exposure were outstanding on debt arrangements.

Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is largely mitigated, however, because our interest expense for the debt with variable rate risk is marked up and charged to DHL under our ACMI agreement. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase in interest rates would have resulted in an increase in interest expense of approximately $1.2 million for the year ended December 31, 2004.

The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long-term debt through a hypothetical 20% decrease in interest rates. As of December 31, 2004, a 20% decrease in interest rates would have increased the fair value of our fixed interest rate debt by approximately $7.1 million.

The Company did not have any derivative financial instruments at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABX Air, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of ABX Air, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our consolidated audits also included the financial statement schedule listed in the index of Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note C, prior to August 16, 2003, the Company operated as a wholly-owned subsidiary of Airborne, Inc. Accordingly, the accompanying consolidated financial statements may not necessarily be representative of the results of operations that would have been attained if the Company would have operated as an unaffiliated entity. Certain expenses prior to August 16, 2003, represent allocations made from and applicable to Airborne, Inc. as a whole.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ABX Air, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dayton, Ohio

March 15, 2005

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,749	$63,101
Restricted cash (Note B)	—	2,640
Accounts receivable, net of allowance of $244 and $269 in 2004 and 2003, respectively	54,677	5,482
Spare parts and fuel inventory	15,045	16,252
Prepaid supplies and other	2,550	2,511

TOTAL CURRENT ASSETS	111,021	89,986
Property and equipment, net (Note E)	351,646	312,803
Other assets	10,256	10,317

TOTAL ASSETS	$472,923	$413,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,635	$43,355
Salaries, wages and benefits	44,689	35,187
Accrued expenses	7,020	5,921
Current portion of postretirement liabilities (Note I)	12,706	9,044
Current portion of long-term obligations	7,954	7,332
Unearned revenue (Note C)	7,565	12,301

TOTAL CURRENT LIABILITIES	142,569	113,140

Long-term obligations (Note G)	173,856	181,810

Postretirement liabilities (Note I)	67,063	57,781

Other liabilities	1,486	1,709

Deferred income tax liabilities (Note F)

Commitments and contingencies (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized;—58,270,400 shares issued and outstanding;	583	583
Additional paid-in capital	428,637	428,637
Deficit	(328,202)	(365,175)
Accumulated other comprehensive loss (Note J)	(13,069)	(5,379)

TOTAL STOCKHOLDERS’ EQUITY	87,949	58,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$472,923	$413,106

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31
	2004	2003	2002
REVENUES	$1,202,509	$1,160,959	$1,173,735
OPERATING EXPENSES:
Salaries, wages and benefits	500,831	472,028	451,474
Purchased line-haul	233,367	172,126	150,281
Fuel	197,879	150,454	129,321
Maintenance, materials and repairs	108,425	114,032	116,254
Depreciation and amortization	36,817	98,503	147,993
Landing and ramp	23,040	27,385	26,082
Rent	6,993	9,748	11,982
Other operating expenses	50,159	74,978	91,813
Impairment charge (Note A)	—	600,871	—

	1,157,511	1,720,125	1,125,200
INTEREST EXPENSE	(8,956)	(16,517)	(25,866)
INTEREST INCOME	931	138	—

EARNINGS (LOSS) BEFORE INCOME TAXES	36,973	(575,545)	22,669

INCOME TAX BENEFIT (EXPENSE) (Note F)	—	128,644	(9,383)

NET EARNINGS (LOSS)	$36,973	$(446,901)	$13,286

EARNINGS (LOSS) PER SHARE:
Basic	$0.63	$(8.52)	$0.25

Diluted	$0.63	$(8.52)	$0.23

WEIGHTED AVERAGE SHARES (Note D):
Basic	58,270	52,474	52,107
Diluted	58,270	52,474	58,521

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2004	2003	2002
OPERATING ACTIVITIES:
Net earnings (loss)	$36,973	$(446,901)	$13,286
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment charge	—	600,871	—
Deferred income taxes	—	(134,738)	11,063
Depreciation and amortization	36,817	98,503	147,993
Postretirement liabilities	5,307	(2,751)	(5,218)
Changes in assets and liabilities:
Restricted cash	2,640	(2,640)	—
Accounts receivable	(49,195)	(3,293)	1,227
Inventory and prepaid supplies	(899)	2,082	1,258
Accounts payable	19,280	(7,925)	(2,774)
Accrued expenses, salaries, wages and benefits and other liabilities	10,378	(14,720)	10,185
Unearned revenue	(4,736)	12,301	—
Other	609	644	697

NET CASH PROVIDED BY OPERATING ACTIVITIES	57,174	101,433	177,717

INVESTING ACTIVITIES:
Capital expenditures	(73,668)	(88,524)	(98,401)

NET CASH USED IN INVESTING ACTIVITIES	(73,668)	(88,524)	(98,401)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(7,333)	(7,332)	(6,493)
Line of credit cost	(525)	(306)	—
Proceeds from promissory note	—	89,021	—
Distribution of promissory note proceeds to Airborne, Inc.	—	(29,021)	—
Advances from Airborne, Inc.	—	(2,203)	(72,823)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,858)	50,159	(79,316)

NET INCREASE (DECREASE) IN CASH	(24,352)	63,068	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	63,101	33	33

CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,749	$63,101	$33

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized (Note B)	$9,440	$13,665	$25,853

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2001	52,107,129	$521	$410	$223,784	$(716)	$223,999
Comprehensive income:
Net earnings				13,286		13,286
Other comprehensive loss, net of tax:
Unrealized interest rate swap loss					(2,830)	(2,830)
Minimum pension liabilities					(2,133)	(2,133)

Total comprehensive income						$8,323

BALANCE AT DECEMBER 31, 2002	52,107,129	$521	$410	$237,070	$(5,679)	$232,322
Separation from Airborne, Inc.:
Dividend of certain assets and liabilities to Airborne, Inc. (Note A)				(155,344)		(155,344)
Cancellation of advances payable to Airborne, Inc. (Note A)			457,310			457,310
Distribution of promissory note proceeds to Airborne, Inc.			(29,021)			(29,021)
Issuance of shares to note holders of Airborne’s Convertible Senior Notes (Note D)	6,163,271	62	(62)
Comprehensive loss:
Net loss				(446,901)		(446,901)
Other comprehensive income (loss), net of tax:
Unrealized interest rate swap gain					2,204	2,204
Minimum pension liabilities					(1,904)	(1,904)

Total comprehensive loss						$(446,601)

BALANCE AT DECEMBER 31, 2003	58,270,400	$583	$428,637	$(365,175)	$(5,379)	$58,666
Comprehensive income:
Net earnings				36,973		36,973
Other comprehensive (loss)
Minimum pension liabilities					(7,690)	(7,690)

Total comprehensive income						$29,283

BALANCE AT DECEMBER 31, 2004	58,270,400	$583	$428,637	$(328,202)	$(13,069)	$87,949

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended December 31, 2004

NOTE A—BACKGROUND AND BASIS OF PRESENTATION

Nature of Operations

ABX Air, Inc. (“ABX” or the “Company”), is a U.S. certificated air carrier that provides air cargo transportation services primarily within the U.S. The Company also provides package handling, truck line-haul services, warehousing and other air cargo transportation related services. Airborne Inc. (“Airborne”), now DHL Express (USA), Inc., (“DHL Express”) provided the Company with approximately 98% of its revenues in 2004, 2003 and 2002. The Company also offers ACMI (aircraft, crew, maintenance and insurance) and on-demand charter services to other customers, including freight forwarders and major shippers.

The Company provides air cargo transportation services through the operation of a fleet of 115 in-service aircraft. At December 31, 2004, the fleet consisted of 26 Boeing 767, 73 McDonnell Douglas DC-9 (“DC-9”) and 16 McDonnell Douglas DC-8 (“DC-8”) aircraft. Additionally, the Company charters smaller aircraft to connect small cities with metropolitan cities served by its in-service fleet. The Company operates and maintains DHL Express’s main air hub and package sorting center, located in Wilmington, Ohio and eighteen regional sort facilities. The Company provides truck line-haul services through contracts with independent trucking companies.

Separation Agreement

On August 15, 2003, DHL Worldwide Express, B.V., through its wholly-owned subsidiary, DHL Holdings (USA), Inc. (“DHL Holdings”), acquired the ground and related operations of Airborne and ABX was separated from Airborne, becoming an independent publicly traded company. The separation of the Company from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express, B. V. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of the Company to Airborne. The separation of the Company from Airborne occurred according to the terms and conditions of the separation agreement, which was included in ABX’s amended registration statement filed on July 11, 2003. On January 1, 2005, Airborne was merged into DHL Express (Hereinafter, DHL Holdings, DHL Express and Airborne will sometimes be referred to individually and collectively as “DHL”.)

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

Transfer of Assets and Liabilities

Immediately prior to the separation from Airborne, the net assets and liabilities of the ground operations of the Company (including its central and regional sort facilities, runways, taxiways, aprons, buildings serving as aircraft and equipment maintenance facilities, storage facilities, a training center and both operations and administrative offices) were transferred to Airborne. Additionally, ABX transferred the membership interests of Wilmington Air Park, Inc. which owned the Wilmington Air Park airport, to Airborne. The carrying amount of the assets and liabilities transferred was $199.2 million and $43.8 million, respectively. The table below summarizes the assets and liabilities transferred to Airborne.

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

Capitalization of ABX

At the time of separation, the Company split its stock and issued 52,106,129 additional shares of ABX Air, Inc. common stock, with a par value of $0.01 per share to the Airborne stockholders under terms of the merger agreement. The advances from Airborne of $457.3 million were cancelled. The Company issued a promissory note to DHL in the amount of $89.0 million and transferred $29.0 million to Airborne, leaving ABX with a cash balance of $60.0 million. The note was subsequently increased to $92.9 million to true up certain separation adjustments and leave total stockholders’ equity of $50.0 million after recording the impairment charge discussed below. The principal of the note is due in 2028 and the note bears interest at 5.00% per annum, payable semi-annually. The interest expense on the promissory note is reimbursable, as discussed below, without mark-up.

Commercial Agreements

In connection with the separation, the Company entered into a number of commercial agreements with DHL including an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul services agreement (“Hub Services agreement”). Under these agreements, the Company provides air cargo transportation, package handling, warehousing, line-haul logistics and airport, equipment and facilities maintenance services to DHL and receives compensation generally as determined by cost plus a base mark-up percentage of 1.75%. Both agreements also allow the Company to earn incremental mark-up above the base

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from achievement of cost and service goals outlined in the two commercial agreements. Certain costs under the agreements are reimbursable only, without mark-up. These costs primarily include jet fuel expense, landing and ramp rental charges, certain facility rent, and interest expense on the note payable to DHL. Income tax expense incurred by the Company, as well as direct expenses incurred to secure revenue from customers other than DHL are not reimbursed under the terms of the two commercial agreements. The ACMI agreement has an initial term of seven years, through August 15, 2010 with an automatic renewal for an additional three years, unless an advance notice of one year is given, or if the Company is not in compliance with applicable performance standards specified in the agreement. The Hub Services agreement has an initial term of three years, through August 15, 2006 with one-year automatic renewals, unless ninety-days advance notice is given.

The ACMI agreement allows DHL to reduce the air routes that the Company flies or remove aircraft from service. DHL can change the scope of services under the Hub Services agreement by terminating specific services at one or more hub facilities after giving at least sixty days notice to the Company. For any aircraft removed from service during the term of the ACMI agreement, the agreement allows the Company to put the aircraft to DHL, requiring DHL to buy such aircraft from the Company at book value or fair value depending on its level of stockholders’ equity and the amount of the promissory note to DHL at the time the put is executed.

Impairment

The separation of the Company from Airborne and the execution of the related commercial agreements, collectively constituted an event requiring the Company to evaluate the recoverability of the carrying value of its long-term assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, ABX is required to record an impairment charge for the excess of the carrying value of the long-lived asset group over its fair value. (See following discussion of Aircraft Utilization Plans.)

Reductions in air travel in recent years and depressed economic conditions have resulted in a surplus of aircraft within the airline and air cargo industries. The fair value of the Company’s aircraft was derived using a market approach by comparing recent sales of similar assets and adjusting these comparables for factors such as age and condition. The fair value of aircraft-related parts and equipment was derived from a cost approach in which replacement costs were adjusted downward for reduction in value due to physical depreciation and functional obsolescence. As a result of the fair value analysis, the Company recorded a pre-tax charge of $600.9 million to write down aircraft, aircraft-related parts and equipment to their fair values on August 16, 2003. The impairment charge generated an income tax benefit of $134.8 million, such that the net impact to earnings of the impairment recorded was $466.1 million.

In conjunction with the fair value evaluation of its assets, the Company reassessed the useful lives and residual values of its aircraft. As a result, the Company changed the useful lives used to amortize its Boeing 767, DC-9 and DC-8 aircraft to 15, 7 and 5 years, respectively, beginning August 16, 2003. Prior to the separation from Airborne, the Company depreciated its Boeing 767, DC-9 and DC-8 aircraft over 18, 10 and 7 years, respectively. Had the Company not changed the estimated useful lives of the aircraft, 2004 and 2003 depreciation expense would have been approximately $4.9 million and $1.8 million less than reported, respectively.

Aircraft Utilization Plans

On November 3, 2004, DHL notified the Company of its plans to remove twenty-six specific aircraft from service during 2005. The information provided by DHL indicated that seven of the twenty-six aircraft (three DC-

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

9s and four DC-8s) were to be removed in January 2005, with the remaining nineteen aircraft to be removed by the end of 2005. The removal plan affects twenty-two scheduled air routes. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions are subject to change.

Of the seven aircraft targeted for removal in early 2005, one DC-8 aircraft was removed from service at the end of December 2004 and is being decommissioned to use as parts in support of the Company’s fleet. Its carrying value approximates the total value of the usable parts. The six other aircraft have been in service to DHL or utilized in our non-DHL charter operations through March 15, 2005 but are expected to be removed from service in early 2005. One DC-8 may be decommissioned and used for parts to support the Company’s remaining fleet, one DC-9 will be sold to DHL for its carrying value, and two DC-9s and two DC-8s, will be retained by the Company. The Company may use the retained aircraft in its non–DHL ACMI and charter operations, sell the aircraft for the value of the usable parts or use the aircraft in lieu of freighter aircraft scheduled for service within the DHL network. The freighter aircraft could instead be utilized for non-DHL ACMI and charter operations if the Company is successful at obtaining additional ACMI and charter contracts.

The impact of DHL’s airlift plan on the Company’s operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of the Company’s stockholders’ equity. After the twenty-six aircraft reduction is fully implemented, ABX projects that the associated annual reduction in cash flows from operations will be in a range of $3.5 million to $4.2 million and will reduce annual net earnings by $0.8 million to $1.5 million.

Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. ABX can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL will depend on a number of factors including the anticipated number of aircraft to be removed, the type of aircraft removed, demand for cargo airlift and the market value for aircraft. Management will assess the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Accordingly, the amount of cash flow that might be generated from the exercise of the put provisions cannot be projected at this time.

The removal of aircraft could result in losses. Losses would depend on several factors, including the number of aircraft removed from service, the fair value of the aircraft and the amount of ABX stockholders’ equity and the balance of the promissory note due to DHL at the time that an aircraft is removed from service. Provisions of the ACMI agreement stipulate that if the Company’s equity is less than or equal to $100 million at the time of sale, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, any amount by which fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

Stock Based Compensation

The Company has historically not sponsored employee stock option plans and has not granted options for ABX stock to any of its directors or employees. Prior to the separation from Airborne, officers and certain key employees of the Company participated in and were granted stock options to acquire shares of Airborne’s common stock under plans approved by Airborne’s stockholders. Vesting of these options occurred over a three or four-year period depending on the specific plan from which the options were granted. Options granted had

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

exercise prices equal to the fair market value of Airborne’s stock on the date of grant and terms of ten years. No compensation expense has been recorded by the Company for these options. Had expense been measured under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per basic and diluted share for 2003 and 2002 would have been as follows (in thousands, except per share data):

	Year Ended December 31
	2003	2002
Net earnings (loss):
As reported	$(446,901)	$13,286
Less stock-based employee compensation expense for Airborne stock options granted	(438)	(897)

	$(447,339)	$12,389

Basic earnings (loss) per share:
As reported	$(8.52)	$0.25

Pro forma	$(8.52)	$0.24

Diluted earnings (loss) per share:
As reported	$(8.52)	$0.23

Pro forma	$(8.52)	$0.21

In conjunction with the separation, all unexercised Airborne options granted to employees of the Company were canceled. The weighted average fair value for Airborne options granted in 2003 and 2002, computed utilizing the Black-Scholes option-pricing model, was $7.17 and $7.24 respectively. Significant assumptions used in the estimation of fair value and compensation expense are as follows:

	Year Ended December 31
	2003	2002
Weighted average expected life (years)	6.8	6.5
Weighted average risk-free interest rate	3.4%	4.6%
Volatility of Airborne stock	46.0%	45.0%
Dividend yield of Airborne stock	1.0%	1.0%

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries are eliminated upon consolidation. The consolidated financial statements for 2003 and 2002 also include allocations of certain expenses, assets and liabilities that previously were recorded in the accounts of Airborne. The allocations are necessary to report the Company’s operations, cash flows and financial position as if the Company had operated on a stand-alone basis for all periods presented. Management believes these allocations were made on a reasonable basis. However, the results depicted by these financial statements may not be indicative of the conditions that would have existed or the results of operations if the Company had operated as a separate entity in 2003 and 2002.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, spare parts inventory, depreciation and impairments of property and equipment, labor contract settlements, postretirement obligations, income taxes, contingencies and litigation. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

The Company classifies short term, highly liquid investments with original maturities of three months of less as cash and cash equivalents. These investments are recorded at cost, which approximate fair value.

Restricted Cash

Restricted cash at December 31, 2003 consisted of cash held in designated accounts that collateralized certain letters of credit held as collateral primarily for insurers of workers’ compensation benefits. There was no restricted cash as of December 31, 2004.

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

Property and Equipment

Property and equipment are stated at cost, net of any impairment recorded, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are as follows:

Aircraft and flight equipment	5 to 15 years
Package handling and ground support equipment	3 to 10 years
Vehicles and other equipment	3 to 8 years

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

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

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or fair value less the cost to sell.

The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.

Capitalized Interest

Interest incurred during the construction period of facilities and on aircraft purchase and modification costs is capitalized as an additional cost of the asset until the date the asset is placed in service. Capitalized interest was $2.5 million, $1.6 million and $1.4 million for 2004, 2003 and 2002, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income or loss. Other comprehensive income or loss for the Company consists of changes from minimum pension liabilities and changes in the fair value of an interest rate swap agreement.

Interest Rate Swap Agreement

Airborne, on behalf of the Company, entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting variable debt incurred on certain aircraft financings to fixed rates. Prior to the separation of the Company, Airborne settled the interest rate swap agreement. The interest rate swap had maturity dates, interest rate reset dates, and notional amounts that matched those of the underlying debt of the Company. The Company accounted for the interest rate swap under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement requires that each

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement also establishes criteria for a derivative to qualify as a hedge for accounting purposes. Changes in fair value of derivatives designated as hedges of forecasted transactions are deferred and recorded as a component of accumulated other comprehensive loss until the hedged forecasted transaction occurs and is recognized in earnings. In addition, all derivatives used in hedge relationships must be designated, reassessed and documented pursuant to provisions of SFAS No. 133.

The differential between the variable and fixed rates to be paid or received was accrued as interest rates changed and was recorded as an adjustment to interest expense. Changes in fair value of the interest rate swap were reported, net of related income taxes, in accumulated other comprehensive loss. This amount was reclassified into interest expense as a yield adjustment in the same period in which the related interest, on the aircraft financings, affected earnings. Because the critical terms of the interest rate swap and the underlying obligation were the same, there was no ineffectiveness recorded in the consolidated statements of operations. Incremental interest expense incurred as a result of the interest rate swap was $1.1 million, and $1.6 million in 2003 and 2002, respectively.

Fair Value Information

The carrying amounts for accounts receivable and current liabilities approximate fair value. The fair value of the promissory note due to DHL was approximately $89.9 million at December 31, 2004, about $3.0 million less than the carrying value.

Revenue Recognition

Revenues from DHL are determined based on expenses incurred during a period and recognized when the related services are performed. Prior to August 16, 2003 revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from DHL are determined based on the expenses incurred during a reporting period under the two commercial agreements (see Note A). Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on the promissory note due to DHL, rent and ramp and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of certain cost-related and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost-related goals and annual service goals expressly specified in each of the two agreements. At the end of each fiscal year, the Company measures the achievement of annual goals and records any incremental revenues earned by achieving the annual goals. In a similar way, the Company measures quarterly goals and records incremental revenues in the quarter in which earned.

The Company derives a portion of its revenues from customers other than DHL. ACMI and charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2004 presentation.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No.123R will require accounting for all stock-based compensation arrangements under the fair value method in addition to other provisions. The Company has not granted stock options to its employees or any non-employees. Accordingly, implementation of this statement is not anticipated to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and shall be applied prospectively. SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements at the date of adoption.

NOTE C—AIRBORNE AND DHL TRANSACTIONS

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for Airborne and DHL were $1.2 billion, $1.1 billion and $1.2 billion for 2004, 2003 and 2002, respectively.

The Company’s balance sheet included the following balances related to revenue transactions with DHL (in thousands):

	December 31
Asset (Liabilities):	2004	2003
Accounts receivable	$46,141	$4,074
Accounts payable	(395)	(6,632)
Unearned revenue	(6,631)	(12,140)

Net asset (liability)	$39,115	$(14,698)

As specified in the two commercial agreements with DHL, the Company is advanced funds on the first business day of each week for the costs budgeted to be incurred for the upcoming week. Unearned revenue

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

reflects the portion of a scheduled payment from DHL that relates to revenues earned in the next year. Accounts receivable is primarily from the revenues earned under the commercial agreements. The increase in accounts receivable from DHL at December 31, 2004 compared to 2003 was primarily due to the increase in DHL business activity during the fourth quarter of 2004 which resulted in actual expenses exceeding funded expenses. Accounts payable is primarily amounts advanced by DHL in excess of the Company’s cost and base mark-up earned by the end of the year. The Company’s expenses during 2004 included $2.0 million of lease expense for facilities at the Wilmington Air Park.

Shared Service Allocations

Prior to August 16, 2003, Airborne performed various corporate functions in support of the activities of the consolidated group, which included the Company. Airborne provided the Company with certain insurance coverage, information technology support, accounting, audit, tax, cash management and treasury administration, employee benefit plan administration, governmental affairs, and other services. Included in other expenses in the consolidated statements of operations are allocations for these services as follows (in thousands):

	Year ended December 31
	2003	2002
Insurance premiums and claims processing	$403	$1,189
Letters of credit	1,231	750
Audit	41	54
Information technology support	300	466
Accounting, tax, cash management and treasury support	275	427
Employee benefits administration	37	57
Government affairs and industry trade group fees	77	164
Other	130	202

Total	$2,494	$3,309

Interest Expense

Prior to August 16, 2003, interest expense included allocations to the Company of interest cost incurred by Airborne in addition to interest expense incurred on obligations of the Company. The Company was allocated interest expense based upon its proportionate share of stockholders’ equity, inclusive of advances from Airborne, in comparison to the consolidated totals of Airborne. Allocations of $8.6 million and $18.1 million were made for 2003 and 2002, respectively.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

NOTE D—COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Year Ended December 31
	2004	2003	2002
Net income (loss) applicable to common stockholders	$36,973	$(446,901)	$13,286

Weighted-average shares outstanding for basic earnings per share	58,270	52,474	52,107
Common equivalent shares:
Assumed conversion of Airborne’s 5.75% Convertible Senior Notes	—	—	6,414

Weighted-average shares outstanding assuming dilution	58,270	52,474	58,521

Basic earnings per share	$0.63	$(8.52)	$0.25

Diluted earnings per share	$0.63	$(8.52)	$0.23

In December 2003, the Company issued approximately 6.2 million shares to note holders of Airborne’s 5.75% Convertible Senior Notes, due on April 1, 2007. According to the terms of those notes, after Airborne underwent the merger with DHL, the note holders became entitled to receive, upon a voluntary conversion of the notes, the merger consideration paid in connection with the merger, which included ABX common stock deliverable by the Company. In November and December 2003, Airborne issued tender offers to the note holders to incentivize the conversion of the notes, and by December 31, 2003, all outstanding Airborne notes had been converted. The Company did not receive any proceeds from the issuance of shares of common stock to the note holders. The calculation of diluted earnings per share for 2003 does not include approximately 5.8 million weighted average shares for the common stock issued to the Airborne note holders in December 2003. The shares were not included in the 2003 dilutive calculation because doing so would have had an anti-dilutive effect on the diluted earnings per share.

NOTE E—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31
	2004	2003
Aircraft and flight equipment	$539,414	$470,736
Maintenance and support equipment	44,134	43,067
Vehicles and other equipment	1,715	1,374
Leasehold improvements	13	—

	585,276	515,177
Accumulated depreciation and amortization	(233,630)	(202,374)

Property and equipment, net	$351,646	$312,803

Property and equipment includes $35.4 million of property held under capital leases at December 31,2004 and 2003, and accumulated depreciation and amortization includes $3.4 million and $0.8 million for property held under capital leases as of December 31, 2004 and 2003, respectively.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

NOTE F—INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $96.0 million which begin to expire in 2022. The Company had state tax loss carryforwards totaling $3.9 million and $1.8 million at December 31, 2004 and 2003, respectively. Such state tax loss carryforwards expire in accordance with provisions of applicable state tax law and have remaining lives ranging from 5 to 20 years. The Company maintains a valuation allowance to reduce its deferred tax assets, including NOL CFs, due to the likelihood that the deferred tax assets will not be realized.

During 2004, the Company was notified by Airborne, that Airborne would not be able to fully utilize federal net operating losses incurred by the Company while it was included in Airborne’s consolidated federal income tax return. Accordingly, the Company increased its federal net operating loss carryforward by $26.1 million and recorded an additional deferred tax asset of $9.2 million in 2004 that was fully offset by an increase in the valuation allowance.

Deferred income tax assets (liabilities) consist of the following (in thousands):

	December 31
	2004	2003
Net operating loss carryforward	$37,493	$11,864
Capital and operating leases	31,102	33,858
Postretirement employee benefits	17,892	16,010
Employee benefits other than postretirement	6,767	5,399
State taxes	5,790	4,297
Other	276	622
Accelerated depreciation and impairment charges	(21,304)	5,131
Valuation allowance	(78,016)	(77,181)

Net deferred income tax asset	$—	$—

Income tax benefit (expense) consists of the following (in thousands):

	Year Ended December 31
	2004	2003	2002
Current:
Federal	$—	$(2,561)	$2,173
State	—	(464)	(493)

	—	(3,025)	1,680

Deferred:
Federal	—	122,105	(10,282)
State	—	9,564	(781)

	—	131,669	(11,063)

Total income tax benefit (expense)	$—	$128,644	$(9,383)

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

The income tax rate differed from the Federal statutory rate as follows:

	Year Ended December 31
	2004	2003	2002
Taxes computed at statutory rate	(35.0)%	35.0%	(35.0)%
State taxes, net of federal benefit	(3.9)%	0.9%	(3.7)%
Tax effect of nondeductible expenses	(1.6)%	(0.1)%	(2.7)%
Increase of Federal NOL CF	24.9%	—	—
Increase in state NOL CF and state deferred tax assets	17.9%	—	—

Change in valuation allowance	(2.3)%	(13.4)%	—

Effective income tax benefit (expense) rate	—%	22.4%	(41.4)%

NOTE G—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

	December 31
	2004	2003
Promissory Note due to DHL	$92,949	$92,949
Capital lease obligations	88,861	96,193

Total long-term obligations	181,810	189,142
Less: current portion	(7,954)	(7,332)

Total long-term obligations, net	$173,856	$181,810

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are for five Boeing 767 aircraft, and consist of two different leases, both expiring in 2011 with an option to extend into 2017. The capital lease payments for three of the five aircraft include quarterly principal and variable interest of LIBOR plus 2.50% (4.875% at December 31, 2004). The capital lease for the other two Boeing 767 aircraft carries a fixed implicit interest rate of 8.55%.

The scheduled annual principal payments on long-term debt are (in thousands) $7,954, $8,612, $9,329, $10,102, and $10,940 for 2005 through 2009, respectively.

The Company has a $45.0 million credit facility through a syndicated credit agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one, two or three-month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of December 31, 2004, the unused credit facility totaled $35.0 million, net of outstanding letters of credit of $10.0 million. There were no borrowings outstanding under the credit agreement.

Under the credit agreement, the Company is subject to other expenses, covenants and warranties that are usual and customary. The agreement stipulates events of default and contains covenants including, among other

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, and certain other transactions as defined in the agreement. The Company is in compliance with the terms of the credit agreement.

The unsecured promissory note restricts the Company from paying dividends on its common stock in excess of $1.0 million annually.

NOTE H—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases aircraft, airport facilities, and certain operating equipment under various long-term operating lease agreements. In conjunction with the separation from Airborne, the Company entered into a sublease agreement with DHL for portions of the Wilmington Air Park. The term of the sublease expires at the end of the transition period that follows termination of the ACMI agreement. The annual rent payable by the Company under the lease is $2.0 million and is reimbursed by DHL without mark-up.

The Company is obligated under two capital leases for five aircraft. These leases expire at various dates through 2017. Lease commitments under long-term capital and operating leases at December 31, 2004, are as follows (in thousands):

	Capital Leases	Operating Leases
2005	$14,932	$4,518
2006	14,935	4,202
2007	14,929	3,405
2008	14,928	3,253
2009	14,923	2,943
2010 and beyond	52,281	3,176

Total minimum lease payments	$126,928	$21,497

Commitments

The Company has a commitment to acquire one used Boeing 767 aircraft in 2005. The aircraft is committed to be converted to a standard cargo configuration from its original passenger configuration. Payments for the aircraft and the conversion of it and other recently purchased aircraft will approximate $44.0 million for 2005. There are currently no aircraft-related commitments extending beyond 2005. Management anticipates that the Company’s current cash balances, combined with forecasted cash flows provided by the commercial agreements with DHL and growth in new business will be sufficient to fund planned operations and capital expenditures for 2005 and beyond.

Guarantees and indemnifications

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, (“FIN 45”), effective January 1, 2003. The initial recognition and measurement provisions of FIN 45 apply prospectively to guarantees and indemnifications issued or modified after December 31, 2002. The Company’s adoption of FIN 45 did not have any effect on its financial position or results of operations. No amounts have been recognized in its financial statements for the underlying fair value of guarantees and indemnifications.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

Certain operating leases and agreements of the Company contain indemnification obligations to the lessor, or one or more other parties that are considered ordinary and customary (e.g. use, tax and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease or agreement.

The Company has fully and unconditionally guaranteed a senior note of Airborne. The senior note has a remaining balance of $6.9 million, bears interest at a rate of 7.35% and matures in September 2005.

DOT Continuing Fitness Review

The Company filed a notice of substantial change with the DOT arising from its separation from Airborne. In connection with the filing, which was made in mid-July of 2003, the DOT will determine whether the Company continues to be fit, willing and able to engage in air transportation of cargo and is a U.S. citizen.

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. certificated air carrier. The DOT may determine that DHL actually controls the Company as a result of its commercial arrangements (in particular, the ACMI agreement and the Hub Services agreement) with DHL. If the DOT determines that the Company is controlled by DHL, the DOT could require amendments or modifications of the ACMI and/or other agreements between the Company and DHL. If the Company were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke the Company’s air carrier certificates and/or authorities, and this would materially and adversely affect our business.

Certain DHL competitors, including Federal Express Corporation (“FedEx”) and United Parcel Service, Inc. (“UPS”) challenged the citizenship status of Astar Air Cargo, Inc. (“Astar”), formerly DHL Airways. DHL has entered into an ACMI agreement with Astar which accounts for a substantial portion of the business of Astar. FedEx and UPS alleged this relationship, among others, constituted control by DHL of Astar in violation of U.S. law. An Administrative Law Judge (“ALJ”) for the DOT reviewed the citizenship of Astar and issued a decision recommending to the DOT that it find that Astar is a citizen. On May 13, 2004, the DOT issued its decision finding that Astar is a U.S. citizen and making the ALJ’s recommended decision the DOT’s final decision. Neither FedEx nor UPS appealed the DOT’s final decision.

The DOT has issued a notice requesting comments on the procedures to be used in processing the Company’s filing, and several parties including ABX have provided comments. The DOT has yet to specify the procedures it intends to use. While Astar and ABX are different, and their respective relationships with DHL are distinguishable, the DOT’s decision regarding Astar will likely serve as a precedent for the DOT’s review of the Company’s filing.

Management believes the DOT should find that the Company continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

ALPA Lawsuit

On August 25, 2003, the Company intervened in a lawsuit filed in the U.S. District Court for the Southern District of New York by DHL Holdings (USA), Inc. (“DHL Holdings”) and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

The grievance seeks to require DHL Holdings to direct its subsidiary, Airborne, now DHL Express (USA), Inc., to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having DHL’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In March 2004, the NLRB prosecuted ALPA on the unfair labor practice charges. On July 2, 2004, an ALJ for the NLRB issued a decision finding that ALPA’s grievance and counterclaim violated the secondary boycott provisions of the National Labor Relations Act, and recommended that the NLRB order ALPA to withdraw both actions. ALPA has appealed the ALJ’s finding to the full NLRB, which has yet to issue a decision. In the event the full NLRB were to sustain the decision of the ALJ, ALPA has the right to appeal the decision in federal court.

Management believes that the ALJ’s decision will be sustained on appeal and that, regardless thereof, ALPA’s claim to the work being performed by the Company is without merit and its grievance and counterclaim will be denied.

Employees Under Collective Bargaining Agreements

At December 31, 2004, all of the Company’s flight crewmembers are covered under a collective bargaining agreement that becomes amendable on July 31, 2006. Flight crewmembers are 9.7% of the Company’s total full time and part time employees at December 31, 2004.

Contingencies

In the normal course of business, the Company has various legal claims, labor negotiations and other contingent matters outstanding and records a liability when the amount is probable and estimable. Management believes that any ultimate liability arising from these actions would not have a material adverse effect on the Company’s financial condition or results of operations as of and for the year ended December 31, 2004.

NOTE I—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit and Postretirement Healthcare Plans

The Company sponsors a qualified defined benefit plan for its pilots and a qualified defined benefit plan for its other employees that meet minimum eligibility requirements. The Company also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. The Company sponsors a postretirement healthcare plan which is unfunded. Prior to the Company’s separation from Airborne, the Company participated in similar plans sponsored by Airborne. In conjunction with the separation, the Company established its own plans with provisions identical to the Airborne plans. For funded plans, assets were transferred from the trust of the Airborne sponsored plans to a separate trust for the Company sponsored plans. The separation was based on specific obligations related to the Company’s employees and the proportionate share of the plan assets.

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates of our postretirement

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

costs. The assumptions considered most sensitive in actuarially valuing the Company’s pension obligations and determining related expense amounts are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Consideration of future medical cost trend rates is a critical assumption in valuing the Company’s postretirement healthcare obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.

On May 19, 2004, the FASB issued a FASB Staff Position (“FSP”) addressing the appropriate accounting and disclosure requirements for companies sponsoring a postretirement healthcare plan that provides prescription drug benefits. The new guidance from the FASB was necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” requires (a) that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses, and (b) certain disclosures for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The Company adopted the new FSP effective April 1, 2004.

The Company’s actuary has advised management that the prescription drug benefits provided by the Company sponsored postretirement healthcare plan qualifies for a subsidy under the 2003 Medicare prescription law. In connection with the Company’s adoption of FSP 106-2, on April 1, 2004, the accumulated benefit obligation was remeasured to include the effects of the subsidy related to benefits attributed to past service. As a result of the subsidy, the accumulated benefit obligation decreased by $1.1 million.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

Information regarding the Company’s sponsored defined benefit pension plan and postretirement healthcare plans is for the measurement dates of December 31 and follows below (in thousands):

	Pension Plans		Postretirement Healthcare Plans
	2004	2003	2004	2003
Change in benefit obligation
Obligation as of January 1	$327,286	$258,034	$17,173	$11,470
Service cost	26,225	24,406	1,526	1,108
Interest cost	19,755	17,581	1,247	968
Plan transfers	556	370	—	—
Benefits paid	(3,882)	(2,630)	(496)	(331)
Actuarial (gain) loss	33,294	29,525	7,968	3,958

Obligation as of December 31	$403,234	$327,286	$27,418	$17,173

Accumulated benefit obligation	$299,558	$242,723	$27,418	$17,173

Change in plan assets
Fair value as of January 1	$188,941	$113,489	—	—
Actual gain on plan assets	21,323	28,638	—	—
Additional asset transfer from Airborne plan	—	3,505	—	—
Plan transfers	556	1,183	—	—
Employer contributions	34,600	44,756	$496	$331
Benefits paid	(3,882)	(2,630)	(496)	(331)

Fair value as of December 31	$241,538	$188,941	$—	$—

Funded status
Funded status as of December 31	$(161,696)	$(138,345)	$(27,418)	$(17,173)
Unrecognized prior service cost (income)	25,231	28,636	16	(26)
Unrecognized net actuarial loss	94,983	70,709	12,308	4,930

Accrued benefit cost	$(41,482)	$(39,000)	$(15,094)	$(12,269)

Amounts recognized in the balance sheets at December 31
Accrued benefit liability	$(41,482)	$(39,000)	$(15,094)	$(12,269)
Additional minimum liability	(23,194)	(15,556)	—	—
Intangible asset	7,950	8,002	—	—

The accrued benefit liability is recorded in the current portion of postretirement liabilities and in the long-term postretirement liabilities on the consolidated balance sheets. The additional minimum liability is included in the Company’s long-term postretirement liabilities. The intangible asset is included in other assets on the consolidated balance sheets. The Company charged $7.7 million and $1.9 million to other comprehensive income in 2004 and 2003, respectively, for changes in the additional minimum pension liability.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

Components of Net Periodic Benefit Cost

The Company’s net periodic benefit costs for its defined benefit pension plans and postretirement healthcare plans are as follows (in thousands):

	Year Ended December 31
	Pension Plans			Postretirement Healthcare Plans
	2004	2003	2002	2004	2003	2002
Service cost	$26,225	$24,406	$18,049	$1,526	$1,108	$783
Interest cost	19,755	17,581	15,830	1,247	968	693
Expected return on plan assets	(16,200)	(10,241)	(7,522)	—	—	—
Net amortization and deferral	7,302	8,856	6,746	547	228	16

Net periodic benefit cost	$37,082	$40,602	$33,103	$3,320	$2,304	$1,492

Assumptions

Assumptions used in determining the Company’s pension obligations at December 31 were as follows:

	Pension Plans
	2004	2003	2002
Discount rate (for qualified and non-qualified plans)	5.85%	6.25%	6.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase (pilots)	4.50%	5.00%	5.00%
Rate of compensation increase (non-pilots)	4.00%	4.00%	4.00%

The discount rate used to determine postretirement healthcare obligations was 5.85%, 6.25% and 6.75% at December 31 2004, 2003 and 2002, respectively. Postretirement healthcare plan obligations have not been funded.

The healthcare cost trend rate used in measuring postretirement healthcare benefit costs was 12% for 2004, decreasing each year by 1% until it reaches a 5% annual growth rate in 2012. The effects of a 1% increase and decrease in the healthcare cost trend rate on 2004 cost and the accumulated postretirement benefit obligation at December 31, 2004, are shown below (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost	$355	$(292)
Effect on accumulated postretirement benefit obligation	$2,678	$(2,221)

Plan Assets

The weighted-average asset allocations by asset category:

	Composition of Plan Assets on December 31
Asset Category	2004	2003
U.S. equity securities	48%	49%
International equity securities	12%	13%
Fixed income securities	40%	38%

	100%	100%

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

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

Cash Flows

The Company estimates that its contributions in 2005 will be approximately $39.3 million for its qualified defined benefit pension plans, $0.4 million for its non-qualified defined benefit pension plans and, $0.8 million for its postretirement healthcare plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

	Pension Benefits	Medical Benefits
2005	$6,309	$782
2006	8,906	1,040
2007	11,684	1,347
2008	14,445	1,706
2009	16,970	2,021
Years 2010 to 2014	127,587	14,216

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

	Year Ended December 31
	2004	2003	2002
Capital accumulation plans	$6,563	$4,911	$4,753
Profit sharing plans	1,038	1,073	402

Total expense	$7,601	$5,984	$5,155

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

NOTE J—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes the following transactions and tax effects for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2004
Other comprehensive loss—minimum pension liabilities	$(7,690)	$—	$(7,690)

2003
Unrealized loss on interest rate swap arising during the periods	$(41)	$16	$(25)
Less: Reclassification adjustment for losses realized in net earnings	3,623	(1,394)	2,229

Net unrealized gain on interest rate swap	3,582	(1,378)	2,204
Minimum pension liabilities	(1,904)	—	(1,904)

Other comprehensive income	$1,678	$(1,378)	$300

2002
Unrealized loss on interest rate swap arising during the periods	$(6,229)	$2,398	$(3,831)
Less: Reclassification adjustment for losses realized in net earnings	1,628	(627)	1,001

Net unrealized loss on interest rate swap	(4,601)	1,771	(2,830)
Minimum pension liabilities	(3,468)	1,335	(2,133)

Other comprehensive loss	$(8,069)	$3,106	$(4,963)

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

NOTE K—SEGMENT INFORMATION

The Company provides air cargo transport, line-haul logistics and package handling services to DHL under the ACMI and Hub Services agreements which are aggregated below as “DHL” (see Note A). The Company’s other activities, which include ACMI and charter services, parts sales, and aircraft maintenance services, do not constitute a reportable segment and are combined in “all other” below. Prior to the Company’s separation from Airborne in August 2003, the results of other activities were not separated from Airborne’s operations. The separation of information for other activities prior to 2003 is impractical. The Company’s segment information for 2004 and 2003 is presented below (in thousands):

	Year Ended December 31
	2004	2003
Revenues:
DHL	$1,175,804	$1,149,365
All Other	26,705	11,594

Total	$1,202,509	$1,160,959

Earnings (loss):
DHL	$30,203	$(469,172)
All Other	6,770	2,271

Total	$36,973	$(466,901)

	December 31
	2004	2003
Assets:
DHL	$463,904	$411,078
All Other	9,019	2,028

Total	$472,923	$413,106

During 2004, the Company purchased approximately $72.9 million of additional long-lived assets for the DHL segment. Depreciation expense for the DHL segment was $36.8 million and $98.5 million for 2004 and 2003, respectively. All of the Company’s interest expense is attributable to the DHL segment. In 2003, the Company recorded a pre-tax charge of $600.9 million to write down aircraft, aircraft-related parts and equipment of the DHL segment to their fair values. The DHL segment did not have any income tax expense in 2004 and had a net income tax benefit of $129.1 million in 2003 primarily generated by the impairment charge. For purposes of internal reporting, the Company does not allocate overhead cost to its other activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as the Company derives more than 10% of its total revenue from non-DHL business activities.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2004

NOTE L—QUARTERLY RESULTS (Unaudited)

The following is a summary of quarterly results of operations (in thousands except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Revenues	$276,686	$274,654	$289,808	$361,361
Earnings from operations	8,187	7,783	9,124	19,904
Net earnings	5,980	5,826	7,099	18,068
Weighted average shares:
Basic and diluted	58,270	58,270	58,270	58,270
Earnings per share:
Basic and diluted	$0.10	$0.10	$0.12	$0.31

2003
Revenues	$310,697	$297,045	$279,152	$274,065
Earnings (loss) from operations	11,271	10,507	(590,872)	9,928
Net (loss) earnings	3,674	3,561	(461,749)	7,613
Weighted average shares:
Basic	52,107	52,107	52,107	53,562
Diluted	58,521	58,521	52,107	58,521
Earnings per share:
Basic	$0.07	$0.07	$(8.86)	$0.14
Diluted	$0.06	$0.06	$(8.86)	$0.13

2002
Revenues	$278,396	$286,587	$298,045	$310,707
Earnings from operations	12,233	11,806	11,255	13,241
Net earnings	3,148	3,235	3,374	3,529
Weighted average shares:
Basic	52,107	52,107	52,107	52,107
Diluted	58,521	58,521	58,521	58,521
Earnings per share:
Basic	$0.06	$0.06	$0.06	$0.07
Diluted	$0.05	$0.06	$0.06	$0.06

During the fourth quarter of 2004, the Company recognized $10.9 million of revenue for achieving annual cost-related and service goals under the ACMI and Hub Services commercial agreements with DHL.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer, and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting

Management’s Annual Report on Internal Controls over Financial Reporting

The management of ABX Air, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment of those criteria, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. That report follows.

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABX Air, Inc.

Wilmington, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that ABX Air, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

Dayton, Ohio

March 15, 2005

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.” The information contained therein is incorporated herein by reference.

Executive Officers

The following table sets forth information about ABX’s executive officers. The executive officers serve at the pleasure of ABX’s Board of Directors.

Name	Age	Information
Joseph C. Hete	50

President and Chief Executive Officer, since August 15, 2003.

Mr. Hete was President and Chief Operating Officer from January 2000 to August 2003. From 1997 until January 2000, Mr. Hete held the position of Senior Vice President and Chief Operating Officer. Mr. Hete served as Senior Vice President, Administration from 1991 to 1997 and Vice President, Administration from 1986 to 1991. Mr. Hete joined ABX in 1980.

Dennis A. Manibusan	55

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

Robert J. Morgenfeld	56

Senior Vice President, Flight Operations, since April 1994.

In January of 1992 until 1994, Mr. Morgenfeld was Vice President of Flight Operations. Prior to that he was Senior Director of Operations/System Chief Pilot from 1990 to 1992, Director of Operations/System Chief Pilot from 1989 to 1990, System Chief Pilot from 1988 to 1990, Manager of DC-9 Flight Standards from September of 1987 to 1988, DC-9 Flight Standards Pilot from July of 1987 to September of 1987 and Assistant Chief Pilot from October of 1985 to 1987

W. Joseph Payne	41

Vice President, General Counsel and Secretary, since January 2004.

Mr. Payne was Corporate Secretary/Counsel from January 1999 to January 2004, and Assistant Corporate Secretary from July 1996 to January 1999. Mr. Payne joined ABX in April 1995.

Name	Age	Information
Thomas W. Poynter	57

Senior Vice President, Ground Operations, since May 1993.

Prior to May 1993, Mr. Poynter was Vice President of Ground Operations from 1989 to May 1993, Senior Director of Ground Operations from 1988 to 1989 and Director of Ground Operations from 1987 to 1988. Mr. Poynter joined ABX as Sort Manager in January 1985.

Gene Rhodes	52

Vice President, Human Resources, since January 2004.

Mr. Rhodes was Corporate Director of Human Resources since September 2000. Prior to that he was Vice President of Human Resource Operations for The Health Alliance, Cincinnati, Ohio, from 1995 to September 2000.

Edward P. Smethwick	60

Vice President, Air Park Services, since July 1989.

Mr. Smethwick was Senior Director of Air Park Services from 1986 to 1989 and Director of Product Support/Equipment and Property Maintenance from 1985 to 1986. He joined ABX in 1981 as Director of Product Support.

Quint O. Turner	42

Chief Financial Officer, since December 2004.

Mr. Turner was Vice President, Administration from February 2002 to December 2004. Mr. Turner was Corporate Director of Financial Planning and Accounting from 1997 to 2002. Prior to 1997, Mr. Turner held positions of Manager of Planning and Director of Financial Planning. Mr. Turner joined ABX in 1988 as a Staff Auditor.

The executive officers of the Company are appointed annually at the Board of Directors meeting held in conjunction with the annual meeting of stockholders. There are no family relationships between any directors or executive officers of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this Item is contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Executive Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item is contained in part in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the captions “Voting at the Meeting,” “Stock Ownership of Management,” and “Executive Composition,” and the information contained therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders under the caption “Ratification of Auditors,” and the information contained therein is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements

The following are filed in Part II, item 8 of this Form 10-K Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

The following consolidated financial statement schedule of the Company is included as follows:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Agreement and Plan of Merger, dated as of March 25, 2003, by and among Airborne, Inc., DHL Worldwide Express B.V. and Atlantis Acquisition Corporation (included as Appendix A to the proxy statement/prospectus which is a part of this registration statement). (1)

Articles of Incorporation

3.1	Amended and Restated Certificate of Incorporation of ABX Air, Inc., filed herewith.

3.2	Form of Amended and Restated Bylaws of ABX Air, Inc. (1)

Instruments defining the rights of security holders

4.1	Specimen of common stock of ABX Air, Inc. (3)

4.2	Form of Preferred Stock Rights Agreement dated the effective date of the merger, by and between ABX Air, Inc. and a rights agent. (1)

Material Contracts

10.1	Form of Master Separation Agreement dated as of the effective date of the merger, by and among Airborne, Inc., ABX Air, Inc. and Wilmington Air Park LLC. (included as Appendix B to the proxy statement/prospectus which is a part of this registration statement) (1)

Exhibit No.	Description of Exhibit

10.2	Form of ACMI Service Agreement, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (Certain portions have been omitted based upon a request for confidential treatment. The nonpublic information has been filed with the Securities and Exchange Commission.) (2)

10.3	Form of Hub and Line-Haul Services Agreement dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (1)

10.4	Form of Performance Guaranty dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the Hub and Line-Haul Services Agreement. (1)

10.5	Form of Performance Guaranty dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the ACMI Service Agreement. (1)

10.6	First Non-Negotiable Promissory Note issued by ABX Air, Inc. in favor of Airborne Inc., (5)

10.7	Form of Second Non-Negotiable Promissory Note issued by ABX Air, Inc. in favor of DHL Holdings (USA), Inc. (1)

10.8	Form of Transition Services Agreement, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (1)

10.9	Form of Wilmington Airpark Sublease, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (1)

10.10	Form of Employee Matters Agreement dated as of the effective date of the merger, by and between Airborne, Inc. and ABX Air, Inc. (1)

10.11	Form of Tax Sharing Agreement dated as of the effective date of the merger, by and between Airborne, Inc. and ABX Air, Inc. (1)

10.12	Participation Agreement dated as of August 16, 2001, among ABX Air, Inc., as lessee, Mitsui & Co. Ltd., as finance lessor, Tomair LLC, as Owner Participant, and Wells Fargo Bank Northwest, National Association, as Owner Trustee. (1)

10.13	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee. (1)

10.14	Form of change in control agreement with CEO and each of the next four highest paid officers. (4)

10.15	Form of Retention Bonus Agreement with CEO and each of the next four highest paid officers. (4)

10.16	Director compensation fee summary. (6)

10.17	Form of Executive Incentive Compensation Plan for CEO and the next four highest paid officers. (7)

10.18	Credit Agreement, dated as of March 31, 2004. (7)

10.19	Amendment No.1-dated June 18, 2004 to the Credit Agreement dated March 31, 2004. (8)

Code of Ethics

14.1	Code of Ethics — for the CEO and CFO of ABX Air, Inc. (6)

List of Subsidiaries

21	List of Subsidiaries of ABX Air, Inc. filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description of Exhibit

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Additional exhibits

99.1	First Supplemental Indenture dated as of September 15, 1995, between Airborne Express, Inc., ABX Air, Inc., Airborne Forwarding Corporation, Wilmington Park, Inc., and Airborne FTZ, Inc. and the Bank of New York, as Trustee, relating to Airborne Express, Inc.’s 7.35% Notes due 2005 (incorporated by reference from Exhibit 4(b) to ABX Air, Inc.’s Form S-3/A filed on September 5, 1995).

99.2	Third Supplemental Indenture dated June 29, 2001 between AEI, ABX, Sky Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc. and the Bank of New York, as trustee, relating to AEI’s 7.35% notes due 2005 (incorporated by reference from Exhibit 4(b) to Airborne’s Form 10-Q for the quarter ended June 30, 2001).

99.3	Indenture dated March 25, 2002, between Airborne, Inc., as Issuer, ABX Air, Inc., Sky Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc., and Sound Suppression Inc., collectively as guarantors, and The Bank of New York, as trustee (incorporated by reference from Exhibit 4.4 to Airborne’s Form S-3 filed on May 13, 2002).

99.4	Registration Rights Agreement dated March 25, 2002, between Airborne, Inc., ABX Air, Inc., Sky Courier, Inc., Wilmington Air Park, Inc., Airborne FTZ, Inc., and Sound Suppression Inc. (incorporated by reference from Exhibit 4.5 to Airborne’s Form S-3 filed on May 13, 2002).

(1)	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on May 9, 2003 with the Securities and Exchange Commission.
(2)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on June 18, 2003 with the Securities and Exchange Commission, as amended.
(3)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on July 9, 2003 with the Securities and Exchange Commission, 2003, as amended.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 with the Securities and Exchange Commission.
(5)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 25, 2004 with the Securities and Exchange Commission.
(6)	Incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.
(7)	Incorporated by reference to the Company’s 8-K filed on April 7, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004 with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABX Air, Inc.

Signature	Title	Date

/s/ JOSEPH C. HETE Joseph C. Hete	President and Chief Executive Officer	March 15, 2005

/s/ QUINT O. TURNER Quint O. Turner	Chief Financial Officer	March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ JAMES H. CAREY James H. Carey	Director and Chairman of the Board	March 16, 2005

/s/ JAMES E. BUSHMAN James E. Bushman	Director	March 16, 2005

/s/ JOHN D. GEARY John D. Geary	Director	March 15, 2005

/s/ JOSEPH C. HETE Joseph C. Hete	Director	March 15, 2005

JEFFREY J. VORHOLT Jeffrey J. Vorholt	Director	March , 2005

/s/ QUINT O. TURNER Quint O. Turner	Chief Financial Officer	March 15, 2005

ABX Air, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions*	Balance at end of period
Inventory obsolescence reserve:
Year ended:
December 31, 2004	$1,429,769	$1,796,201	$1,139,600	$2,086,370
December 31, 2003	5,000,000	2,699,342	6,269,573	1,429,769
December 31, 2002	4,742,257	642,322	384,579	5,000,000

*	Deductions consist of inventory written off against obsolescence reserve.

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2004	$268,500	$8,827	$33,327	$244,000
December 31, 2003	209,000	64,500	5,000	268,500
December 31, 2002	209,009	1,000	1,009	209,000