Form 10-Q
period 2005-03-31
ABX AIR INC
filed 2005-05-10
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

Commission File Number 000-50368

ABX AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1091619
(State of incorporation or organization)	(IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

(937) 382-5591

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☒    No:  ☐

As of May 10, 2005, ABX Air, Inc. had outstanding 58,270,400 shares of common stock, par value $.01.

ABX AIR, INC. AND SUBSIDIARIES

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2004 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31
	2005	2004
REVENUES	$346,594	$276,686

OPERATING EXPENSES:
Salaries, wages and benefits	142,460	120,428
Purchased line-haul	73,835	47,956
Fuel	58,717	42,378
Maintenance, materials and repairs	27,773	27,484
Depreciation and amortization	9,632	9,096
Landing and ramp	9,766	7,867
Rent	2,099	1,606
Other operating expenses	13,137	11,684

	337,419	268,499
INTEREST EXPENSE	(2,419)	(2,385)

INTEREST INCOME	327	178

INCOME BEFORE INCOME TAXES	7,083	5,980
INCOME TAXES	—	—

NET EARNINGS	$7,083	$5,980

EARNINGS PER SHARE—
Basic and diluted	$0.12	$0.10

WEIGHTED AVERAGE SHARES—
Basic and diluted	58,270	58,270

COMPREHENSIVE INCOME	$7,083	$5,980

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash	$52,981	$38,749
Accounts receivable, net of allowance of $244 in 2005 and 2004, respectively	51,232	54,677
Spare parts	15,091	15,045
Prepaid supplies and other	4,618	2,550

TOTAL CURRENT ASSETS	123,922	111,021

Property and equipment, net	357,346	351,646
Other assets	10,074	10,256

TOTAL ASSETS	$491,342	$472,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$63,676	$62,635
Salaries, wages and benefits	48,819	44,689
Accrued expenses	6,874	7,020
Current portion of postretirement liabilities	13,771	12,706
Current portion of long-term obligations	8,115	7,954
Unearned revenue	10,872	7,565

TOTAL CURRENT LIABILITIES	152,127	142,569

Long-term obligations	171,336	173,856
Postretirement liabilities	71,543	67,063
Other liabilities	1,304	1,486

Commitments and contingencies (Note F)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized; 58,270,400 shares issued and outstanding;	583	583
Additional paid-in capital	428,637	428,637
Deficit	(321,119)	(328,202)
Accumulated other comprehensive loss	(13,069)	(13,069)

TOTAL STOCKHOLDERS’ EQUITY	95,032	87,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$491,342	$472,923

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2005	2004
OPERATING ACTIVITIES:

Net earnings	$7,083	$5,980

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,632	9,096
Postretirement liabilities	5,545	3,515
Changes in assets and liabilities:
Restricted cash	—	(3,473)
Accounts receivable	3,445	361
Inventory and prepaid supplies	(2,619)	465
Accounts payable	1,041	9,270
Unearned revenue	3,307	(770)
Accrued expenses, salaries, wages and benefits and other liabilities	3,802	7,798
Change in other assets	88	564

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,324	32,806

INVESTING ACTIVITIES:
Capital Expenditures	(15,168)	(29,473)

NET CASH USED IN INVESTING ACTIVITIES	(15,168)	(29,473)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(1,924)	(1,770)
Financing fees	—	(375)

NET CASH USED IN FINANCING ACTIVITIES	(1,924)	(2,145)

NET INCREASE IN CASH	14,232	1,188

CASH AT BEGINNING OF PERIOD	38,749	63,101

CASH AT END OF PERIOD	$52,981	$64,289

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$1,152	$1,228

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record the allowance for uncollectible amounts, self-insurance reserves, spare parts inventory reserve, depreciation and impairments of property and equipment, labor contract settlements, postretirement obligations, income taxes, and reserves for contingencies and litigation. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.

Revenue Recognition

The Company derives approximately 98% of its revenues from the commercial agreements with DHL Express (USA), Inc. (“DHL”). Revenues from DHL are determined based on the expenses incurred during a reporting period for an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul agreement (“Hub Services agreement.”). Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to DHL, certain ramp and facility rent and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of cost and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost goals and annual service goals specified in each of the two agreements. At the end of each fiscal year, the Company measures the achievement of annual goals and records any incremental revenues earned by achieving the annual goals in the fourth quarter. In a similar way, the Company measures quarterly goals and records incremental revenues in the quarter in which earned.

The Company derives a portion of its revenues from customers other than DHL. ACMI/charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

During 2004, interest earned on cash and cash equivalents reduced interest expense when calculating revenue under the DHL agreements. Beginning in 2005, interest earned on cash and cash equivalents is not included in the DHL revenue calculation.

Income Taxes

Income taxes are computed using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is likely that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

The Company did not record an income tax provision for the quarters ended March 31, 2005 and 2004 due to its net operating loss carryforwards. The deferred tax assets remain fully reserved at March 31, 2005.

Cash and Cash Equivalents

The Company classifies short term, highly liquid investments with original maturities of three months or less as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

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

The Company periodically evaluates, when events or circumstances require, the useful lives, salvage values and fair values of property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of reasons, such as an assessment done quarterly to determine if excess capacity exists in the air or ground networks, or changes in regulations governing the use of aircraft.

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

Interest cost incurred during the modification period of aircraft is capitalized until the date the asset is placed in service. The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.

Unearned Revenue

As specified in the two commercial agreements with DHL, the Company is advanced funds on each Monday for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects those customer funds that the Company has received in advance of incurring the associated cost to perform under the commercial agreements.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation.

NOTE B—TRANSACTIONS WITH DHL

On August 15, 2003, the Company was separated from its former parent, Airborne Inc., (“Airborne”) and became an independent, publicly-owned company. Separation of the Company from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express B. V. The merger agreement required Airborne to separate its air operations from its ground operations with air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of the Company to Airborne. The separation of the Company from Airborne occurred according to the terms and conditions of the separation agreement, which was included in ABX’s amended registration statement filed on July 11, 2003. After the separation of the Company, Airborne was reorganized as a subsidiary of DHL, a subsidiary of DHL Worldwide Express B.V.

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for DHL were $340.2 million and $273.3 million for the quarters ended March 31, 2005 and 2004, respectively.

The Company’s balance sheets include the following balances related to operations for DHL (in thousands):

Asset (Liabilities):	March 31, 2005	December 31, 2004
Accounts receivable	$48,022	$46,141
Accounts payable	(1,535)	(395)
Unearned revenue	(9,946)	(6,631)

Net asset	$36,541	$39,115

On November 3, 2004, DHL notified the Company of its plans to remove twenty-six specific aircraft from service during 2005. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions would be subject to change. Through March 31, 2005, five aircraft have been removed from the ACMI agreement since ABX received the November notification. These five aircraft are being used for spare parts, as service backups, or in furtherance of the Company’s non-DHL ACMI/charter operations.

The impact of DHL’s future airlift plans on the Company’s operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the number and timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of the Company’s stockholders’ equity. The removal of aircraft from the ACMI agreement could result in losses if the fair market value of removed aircraft are less than their carrying value.

Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. ABX can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL will depend on a number of factors including the anticipated number of aircraft to be removed, the type of aircraft removed, demand for cargo airlift and the market value for aircraft. Management will assess the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if the Company’s equity is less than or equal to $100 million at the time of put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, any amount by which the fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

During the quarter ended March 31, 2005, the Company and DHL reached an agreement to settle ABX’s put rights on two DC-8 aircraft that DHL removed from the ACMI agreement. The net book value of these two aircraft exceeded the appraised fair market value by $0.4 million. In lieu of selling the aircraft to DHL for net book value as permitted by the put provisions of the ACMI agreement, ABX elected to retain ownership of these aircraft, and the balance of the promissory note due to DHL was reduced by $0.4 million with a corresponding reduction in aircraft net book value.

NOTE C—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended March 31
	2005	2004
Net income applicable to common stockholders	$7,083	$5,980

Weighted-average shares outstanding for basic and diluted earnings per share	58,270	58,270

Basic and diluted earnings per share	$0.12	$0.10

NOTE D—PROPERTY AND EQUIPMENT

At March 31, 2005, the Company’s operating fleet consisted of 114 aircraft, including 27 Boeing 767, 72 McDonnell Douglas DC-9 and 15 McDonnell Douglas DC-8 aircraft.

Property and equipment consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Aircraft and flight equipment	$552,392	$539,414
Support equipment	45,424	44,134
Vehicles and other equipment	1,876	1,715
Leasehold improvements	13	13

	$599,705	$585,276
Accumulated depreciation	(242,359)	(233,630)

Property and equipment, net	$357,346	$351,646

Aircraft and flight equipment included $35.4 million for aircraft held under capitalized leases as of March 31, 2005 and December 31, 2004. Accumulated depreciation included $4.0 million as of March 31, 2005 and $3.4 million as of December 31, 2004 for capital leases.

NOTE E—LONG TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Promissory note due to DHL	$92,514	$92,949
Capital lease obligations	86,937	88,861

Total long-term obligations	$179,451	$181,810
Less: current portion	(8,115)	(7,954)

Total long-term obligations, net	$171,336	$173,856

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are for five Boeing 767 aircraft, and consist of two different leases, both expiring in 2011 with options to renew for six additional years. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (5.375% at March 31, 2005). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. The interest expense related to the capitalized aircraft lease obligations is reimbursable with mark-up under the ACMI agreement with DHL.

The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one, two or three month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of March 31, 2005, the unused credit facility totaled $35.0 million, net of outstanding letters of credit of $10.0 million. There were no borrowings outstanding under the Credit Agreement as of March 31,2005.

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

NOTE F—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases aircraft, airport facilities, and certain operating equipment under various long-term operating lease agreements. In conjunction with the separation from Airborne, the Company entered into a sublease agreement with DHL for portions of the Wilmington Air Park. The term of the sublease expires at the end of the transition period that follows termination of the ACMI agreement. The annual rent payable by the Company under the lease is $2.0 million, and is reimbursable by DHL without mark-up.

Commitments

The Company has a commitment to acquire one used Boeing 767 in 2005. This aircraft is committed to be converted to a standard freighter configuration from its original passenger configuration. Payments for the aircraft and conversion of it and other recently purchased aircraft will approximate $35.0 million during the remainder of 2005. There are currently no commitments for aircraft acquisitions or modifications extending beyond 2005.

Guarantees and Indemnifications

Certain operating leases and agreements of the Company contain indemnification obligations to the lessor, service provider or vendor that are considered ordinary and customary (e.g. use, tax, environmental and employee indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease or agreement.

The Company has fully and unconditionally guaranteed a senior note of DHL. The senior note, having a remaining amount outstanding of $6.9 million, bears interest at a rate of 7.35% and matures in September 2005.

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

Certain of DHL’s competitors, including Federal Express Corporation (“FedEx”) and United Parcel Service Inc. (“UPS”) challenged the citizenship status of Astar Air Cargo, Inc. (“Astar”), formerly DHL Airways. DHL has entered into an ACMI agreement with Astar which accounts for a substantial portion of the business of Astar. FedEx and UPS alleged this relationship, among others, constituted control by DHL of Astar in violation of United States law. An Administrative Law Judge (“ALJ”) for the DOT reviewed the citizenship of Astar and issued a decision recommending to the DOT that it find that Astar is a citizen. On May 13, 2004, the DOT issued its decision finding that Astar is a U.S. citizen and making the ALJ’s recommended decision the DOT’s final decision. Neither FedEx nor UPS appealed the DOT’s final decision.

The DOT has issued a notice requesting comments on the procedures to be used in processing the Company’s filing, and several parties have provided comments. The DOT has yet to specify the procedures it intends to use. In order to facilitate the

DOT’s review, we filed supplemental information with the DOT on April 22, 2005, for the purpose of updating our initial filing. While Astar and ABX are different, and their respective relationships with DHL and Airborne are distinguishable, the DOT’s decision regarding Astar will likely serve as a precedent for the DOT’s review of the Company’s filing.

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

The Company’s net periodic benefit cost for its qualified defined benefit pensions and postretirement healthcare plans are as follows (in thousands):

	Three Months Ended March 31
	Pension Plans		Postretirement Healthcare Plan
	2005	2004	2005	2004
Service cost	$7,455	$6,556	$498	$384
Interest cost	5,851	4,939	395	329
Expected return on plan assets	(5,120)	(4,050)	—	—
Amortization of prior service cost	928	851	4	(10)
Amortization of net loss	1,626	974	251	179

Net periodic benefit cost	$10,740	$9,270	$1,148	$882

During the quarter ended March 31, 2005, the Company paid $6.2 million of contributions to its defined benefit pension plans. The Company presently anticipates contributing an additional $33.4 million to fund its pension plans during the remainder of 2005 for a total of $39.6 million.

NOTE H—SEGMENT INFORMATION

The Company provides air cargo transport, line-haul logistics and package handling services to DHL under the ACMI and Hub Services agreements which are aggregated below as “DHL” (see Note A). The Company’s other activities, which include ACMI/charter services, parts sales, and aircraft maintenance services, do not constitute a reportable segment and are combined in “all other” below (in thousands):

	Three Months Ended
	2005	2004
Revenues:
DHL	$340,174	$273,256
All Other	6,420	3,430

Total	$346,594	$276,686

Earnings:
DHL	$5,105	$4,709
All Other	1,978	1,271

Total	$7,083	$5,980

	March 31, 2005 December 31, 2004
Assets:
DHL	$450,529	$463,904
All Other	40,813	9,019

Total	$491,342	$472,923

For the purposes of internal reporting, the Company does not allocate overhead cost to its other (non-DHL) activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

Assets in the All Other category include a 767 aircraft, cargo containers and material handling equipment currently being utilized in our non-DHL activities. The Company reached an agreement with DHL to temporarily defer one 767 freighter aircraft from DHL service beginning in March 2005 and instead deploy the aircraft in its non-DHL ACMI/charter operations for a 12 month period. During the 12 months, the depreciation, maintenance and other operating cost associated with the aircraft will be borne by the Company and not reimbursed by DHL under the ACMI agreement. After the 12 month deferral, which is expected to end during the second quarter or 2006, the aircraft will be placed back into service for DHL and reimbursed under the ACMI agreement. Similarly, a second 767 freighter is scheduled to be deferred in the second quarter of 2005 for a 12 month period, after which, it will service DHL under the ACMI agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air, Inc. and its subsidiaries (“ABX”). The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2004.

BACKGROUND

On August 15, 2003, ABX was separated from its former parent, Airborne Inc., (“Airborne”), and became an independent, publicly-owned company. The separation of ABX from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express, B.V., an integrated, global cargo carrier. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. On January 1, 2005, Airborne was merged into DHL Express (USA), Inc., a wholly owned subsidiary of DHL Holdings (USA), Inc. (“DHL Holdings”). (Hereinafter, DHL Holdings, DHL Express (USA), Inc. and Airborne will sometimes be referred to individually and collectively as “DHL”.)

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

DHL INTEGRATION PLANS

As a result of its merger with Airborne in 2003, DHL is integrating its operating resources to eliminate duplicative costs, including the cost of overlapping air routes among its airlift suppliers. On November 3, 2004, DHL notified ABX of its plans to remove twenty-six of ABX’s aircraft from service during 2005, affecting twenty-two scheduled air routes. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions are subject to change. Additionally, DHL is consolidating operations from its Northern Kentucky hub into a central U.S. hub at its Wilmington, Ohio facilities which we operate under the Hub Services agreement. The transition is expected to be completed by the end of 2005. Since the merger, DHL has expanded its ground network and added seven regional sorting hubs in 2004, which we also operate under the Hub Services agreement.

Through March 31, 2005, five aircraft have been removed from the ACMI agreement since November 3, 2004. These five aircraft are being used for spare parts, as service backups, or in furtherance of our non-DHL ACMI/charter operations. The impact of DHL’s future airlift plans on ABX’s operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the number and timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of ABX’s stockholders’ equity. The removal of aircraft from the ACMI agreement could result in non-reimbursable write downs if the fair market value of removed aircraft are less than their carrying value.

Pursuant to the terms of the ACMI agreement ABX has certain rights to put to DHL any aircraft that is removed from service. ABX can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL will depend on a number of factors including the anticipated number of aircraft to be removed, the type of aircraft removed, demand for cargo airlift and the market value for aircraft. Management will assess the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if ABX’s stockholders’ equity is less than or equal to $100 million at the time of put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, any amount by which the fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

In 2005, we were notified by DHL that it intends to assume administration of those charter aircraft that are currently contracted by ABX from other airlines to operate in tertiary markets for which the volumes do not justify the use of larger aircraft operated by ABX. This transition of such contracted aircraft to DHL is expected to occur during the third quarter of 2005. The expenses associated with such contracted aircraft totaled $5.5 million during the first quarter of 2005. On an annualized basis, these expenses are projected at $22.0 million. The annualized impact of the loss of this business volume from the ACMI agreement is projected at between $0.4 million and $0.7 million in net earnings and cash flow. For fiscal 2005, the impact on net earnings and cash flows is projected in a range of between $0.2 million and $0.4 million, as the reduction in business volume will be limited to the last half of the year.

RESULTS OF OPERATIONS

For the first quarter of 2005, we had net earnings of $7.1 million compared to net earnings of $6.0 million for the first quarter of 2004. Revenues increased 25.3% to $346.6 million compared to the first quarter of 2004. Revenues from DHL increased 24.5% compared to the first quarter of 2004. The increase in DHL revenues was driven by increased cost under the Hub Services agreement and increased fuel prices as compared to the first quarter of 2004. During 2005, the average cost of aviation fuel increased 37.5% and our costs subject to mark-up under the Hub Services agreement increased 41.5% compared to the first quarter of 2004; accordingly, base revenues increased. Our hub services cost increased primarily due to the expansion of DHL’s ground network since the first quarter of 2004. In the fourth quarter of 2004, DHL added seven new regional sort centers that we operate under the Hub Services agreement. Earnings on our base revenues increased $0.7 million to $4.5 million during the first quarter of 2005 compared to the corresponding 2004 quarter, due primarily to the higher cost level of providing hub services.

Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $0.6 million and $1.0 million of incremental mark-up under the two agreements during the first quarter of 2005 and 2004, respectively. Incremental mark-up from the ACMI agreement was $0.5 million while incremental mark-up from the Hub Services agreement totaled $0.1 million for the first quarter of 2005. During the first quarter of 2004, incremental mark-up from the ACMI agreement totaled $0.5 million and incremental mark-up from the Hub Services agreement totaled $0.5 million. The incremental mark-up for the first quarter of 2005 under the ACMI agreement resulted from flying greater than anticipated aircraft hours during the quarter, while incurring lower than budgeted maintenance expenses. The factors contributing to the reduction in incremental mark-up under the Hub Services agreement as compared to 2004 included a more severe winter at the main sort hub in Ohio and in the Northeast. Additionally, during January 2005, we replaced a large number of contract workers supplied by an employment agency at DHL’s main sort hub in Ohio and one of its regional hubs upon becoming concerned with the immigration status of some of those workers. These sort operations were negatively impacted until we were able to replace the contract workers.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the first quarter of 2005. Any revenue earned through the achievement of annual goals will be recorded in the fourth quarter of 2005. The maximum incremental mark-up available from the annual cost goals is approximately 0.81% of eligible, annual costs under both commercial agreements. The maximum incremental mark-up available from the annual service goals is 0.25% of costs subject to mark-up under the ACMI agreement and 0.75% of costs subject to mark-up under the Hub Services agreement. If ABX’s actual service performance for the first three months of 2005 were sustained for the year, incremental mark-up from the annual service incentives would be equivalent to 40.0% of the maximum available under the ACMI agreement and 36.7% of the maximum available under the Hub Services agreement.

Our earnings for the first quarter of 2005 included $2.0 million from customers other than DHL. Earnings from non-DHL business increased 55.6% as compared to the first quarter of 2004 non-DHL earnings of $1.3 million. Non-DHL revenues grew to $6.4 million in the first quarter of 2005, an 87.2% increase over non-DHL revenues of $3.4 million during the first quarter of 2004. The increase in non-DHL revenues was primarily the result of an increased level of aircraft maintenance services and part sales, as well as, revenues associated with ABX’s operation of a U.S. postal hub, which we have operated since September of 2004. Revenues from these three sources increased by $2.4 million as compared to the first quarter of 2004, while the earnings from these sources accounted for $0.6 million of the increase in non-DHL earnings as compared to 2004.

A summary of our earnings is shown below (in thousands).

	For the Three Months Ended March 31, 2005
	DHL				Customers other than DHL	Total
	ACMI	Hub Services	Other Reimbursable	Subtotal
Revenues:
Base	$122,698	$136,880	$79,955	$339,533	$6,420	$345,953
Incremental mark-up	561	80	—	641	—	641

Total revenues	123,259	136,960	79,955	340,174	6,420	346,594

Operating expenses	118,808	134,526	79,316	332,650	4,769	337,419
Interest expense, net	1,780	—	639	2,419	(327)	2,092

Total expense	120,588	134,526	79,955	335,069	4,442	339,511

Earnings	$2,671	$2,434	—	$5,105	$1,978	$7,083

	For the Three Months Ended March 31, 2004
	DHL				Customers other than DHL	Total
	ACMI	Hub Services	Other Reimbursable	Subtotal
Revenues:
Base	$120,069	$96,732	$55,474	$272,275	$3,430	$275,705
Incremental mark-up	465	516	—	981	—	981

Total revenues	120,534	97,248	55,474	273,256	3,430	276,686

Operating expenses	116,556	95,069	54,715	266,340	2,159	268,499
Interest expense, net	1,448	—	759	2,207	—	2,207

Total expense	118,004	95,069	55,474	268,547	2,159	270,706

Earnings	$2,530	$2,179	—	$4,709	$1,271	$5,980

Our earnings from customers other than DHL do not include an allocation of overhead expenses. Our agreements with DHL require that after our non-DHL earnings reach 10% of our revenues, we must allocate a portion of our overhead expenses to the non-DHL business. At that time, the allocated expenses would not be subject to reimbursement under the DHL commercial agreements.

The table below compares selected operating statistics for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31
	2005	2004	% Change
Pieces handled (millions)	160.6	122.8	30.8%
Pounds processed (millions)	667.9	537.5	24.3%
Pieces handled per labor hour paid	34.9	35.3	(1.1%)
Gallons of aviation fuel expensed (millions)	36.8	36.5	0.8%
Average price per gallon of aviation fuel	$1.54	$1.12	37.5%

Our operating expenses are impacted by the volume of packages handled for DHL and by the type of service we provide, such as air or ground delivery. Generally, higher piece volumes increase our expenses and positively impact revenues and earnings. The increase in pieces handled and pounds processed were primarily a result of the growth in DHL’s ground delivery service and the expansion of DHL’s ground network. Pieces handled per labor hour in 2005 declined slightly compared to the first quarter of 2004, reflecting a more severe winter at the main sort hub in Ohio and in the Northeast, and the replacement of a large number of contract workers at DHL’s main sort hub in Ohio and one of its regional hubs.

Salaries, wages and benefits expense increased 18.3% in the first quarter of 2005 as compared to the first quarter of 2004. The increase reflects the higher levels of staffing and contracted labor necessary to operate seven additional hubs and process the increased piece volumes compared to the previous year. Total paid hours increased 32.3% for the first quarter of 2005 compared to the corresponding quarter in 2004.

Purchased line-haul expense increased 54.0% in the first quarter of 2005 compared to the corresponding quarter in 2004. The increase reflects continued growth in DHL’s deferred delivery products that are generally transported via truck, as well as additional line-haul to accommodate more inter-hub shipments for DHL’s expanded ground network. For the first quarter of 2005, this category also includes $5.5 million for charter aircraft contracted by ABX for DHL. The administration of these charters and their related cost are expected to be transitioned to DHL during the third quarter of 2005.

Fuel expense increased 38.6% in the first quarter of 2005 compared to the corresponding period in 2004. The increases were driven by higher market prices for aviation fuel. The average aviation fuel price was $1.54 and $1.12 per gallon in the first quarters of 2005 and 2004, respectively. Our consumption of aviation fuel during the first quarter of 2005 remained largely unchanged compared to the first quarter of 2004. The risks of fuel price volatility are effectively assumed by DHL through the ACMI agreement.

Maintenance, materials and repairs increased 1.1% in the first quarter of 2005 compared to the corresponding periods in 2004. Increased flight hours of Boeing 767 aircraft resulted in higher maintenance cost which were offset by lower maintenance cost for declining flight hours of our fleet of DC-8 aircraft.

Depreciation and amortization expense increased 5.9% in the first quarter of 2005 compared to the corresponding quarter in 2004. The increase is primarily a result of three additional Boeing 767 aircraft that we placed in service since the first quarter of 2004. Our future depreciation expense will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement, as well as additional Boeing 767 aircraft that we anticipate placing into service during 2005. We reached an agreement with DHL to temporarily defer one 767 freighter aircraft from DHL service beginning in March 2005 and instead deploy the aircraft in ABX’s non-DHL ACMI/charter operations for a 12 month period. During the 12 months, the depreciation, maintenance and other operating cost associated with the aircraft will be borne by ABX and not reimbursed by DHL under the ACMI agreement. After the 12 month deferral, which is expected to end during the second quarter or 2006, the aircraft will be placed back into service for DHL and reimbursed under the ACMI agreement. Similarly, a second 767 freighter is scheduled to be deferred in the second quarter of 2005 for a 12 month period, after which, it will service DHL under the ACMI agreement.

Landing and ramp expense increased 24.1% in first quarter compared to the corresponding period in 2004. Included in this category are deicing costs, which were higher in 2005 due to more adverse winter weather in the first quarter compared to 2004.

Rent expense increased $0.5 million in the first quarter of 2005 compared to the corresponding quarter of 2004 due to the transfer of rental cost from DHL to ABX.

Other operating expenses include travel, professional fees, insurance and utilities. Other operating expenses increased by $1.5 million or 12.4% in the first quarter of 2005 compared to the corresponding quarter in 2004, due to increased travel, recruiting and the costs associated with the growth of our non-DHL business.

Our interest expense for the first quarter of 2005 remained largely unchanged compared to the first quarter of 2004 due to our mostly fixed-interest rate debt structure. Interest income increased by achieving higher yields on excess cash and cash equivalents compared to the first quarter of 2004. During 2004, interest earned on cash and cash equivalents reduced interest expense when calculating revenue under the DHL agreements. Beginning in 2005, interest earned on cash and cash equivalents is not included in the DHL revenue calculation.

During 2005 and 2004, the tax provision was offset by a reduction in the allowance for the deferred tax asset. The deferred tax asset was created primarily as a result of the 2003 impairment charge and was fully reserved under provisions of SFAS No. 109 “Accounting for Income Taxes.” Assuming no significant change from the 2004 level of earnings, we do not expect ABX to pay federal income taxes until 2010 or later due to its net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Operating cash flows were $31.3 million and $32.8 million in the first three months of 2005 and 2004, respectively. Our net operating cash flows are primarily a function of aircraft depreciation expense reimbursed by DHL, the mark-up earned under our commercial agreements with DHL, and the differences between pension funding and pension expense, which is reimbursed with mark-up by DHL. Our future operating cash flows will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement.

Capital spending levels are primarily a result of aircraft acquisitions and related modification costs. Total capital expenditures were $15.2 million in the first three months of 2005 compared to $29.5 million in the first three months of 2004. Our capital expenditures in the first three months of 2005 included the cargo modification costs for Boeing 767 aircraft. In the first three months of 2004, our capital expenditures included the acquisitions of one Boeing 767 aircraft, a spare engine and cargo modification cost for two Boeing 767 aircraft. The level of capital spending for all of 2005 is anticipated to be approximately $58.0 million compared to $73.7 million in 2004.

Commitments

We have 114 aircraft in service, consisting of 27 Boeing 767s, 15 DC-8s and 72 DC-9s. We have commitments to acquire one additional Boeing 767 in 2005, and to convert it to an industry standard freighter configuration from its original passenger configuration. In addition to this aircraft, we have one other Boeing 767 that is currently in the process of being converted to an industry standard freighter. Payments for the aircraft and conversions will approximate $35.0 million during the remainder of 2005. There are currently no commitments for aircraft acquisitions or modifications extending beyond 2005.

We estimate that contributions to our qualified defined benefit pension plans will be $33.4 million for the remainder of 2005. We estimate our total pension expense, which is reimbursable under the two DHL agreements, will be $32.2 million for the remainder of 2005 for all pensions plans.

Liquidity and Capital Resources

At March 31, 2005, we had approximately $53.0 million of cash balances and $48.0 million of accounts receivable due from DHL. We anticipate that our current cash balances, combined with forecasted cash flows provided by the commercial agreements with DHL and growth in new business will be sufficient to fund our planned operations and capital expenditures for 2005 and beyond. If certain liquidity levels are not maintained, we will be able to request certain cash advances as specified by the ACMI agreement to supplement liquidity through December 31, 2005. Also, DHL guarantees our financing obligations for three Boeing 767 aircraft. The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of March 31, 2005, the unused credit facility totaled $35.0 million, net of outstanding letters of credit of $10.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

Revenue Recognition

Revenues from DHL are recognized when the related services are performed. Expenses incurred under the commercial agreements with DHL are generally subject to a base mark-up of 1.75%, which is recognized in the period during which the expenses are incurred. Certain costs, the most significant of which include fuel costs, interest on the promissory note to DHL, airport rent, ramp and landing fees incurred for performance under the ACMI agreement, are reimbursed and included in revenues without mark-up.

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

The Company derives a portion of its revenues from customers other than DHL. Non-DHL ACMI/charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

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

Self-Insurance

We self-insure certain claims relating to workers compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare, an independent actuarial report. Changes in claim severity and frequency could result in actual claims being materially different than the amounts provided for in our results of operations.

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

We have interest rate risk as a result of debt obligations. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is largely mitigated, however, because our interest expense for the debt with variable rate risk is marked up and charged to DHL under the ACMI agreement. The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Our outstanding debt obligations are shown below (in thousands):

	March 31, 2005	December 31, 2004
Fixed Rate	$125,346	$126,383
Variable Rate	54,105	55,427

Total Outstanding Debt	$179,451	$181,810

We did not have any derivative financial instruments at March 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer, and Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in ABX’s internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, ABX’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

i. Department of Transportation (“DOT”) Continuing Fitness Review

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

Certain of DHL’s competitors, including Federal Express Corporation (“FedEx”) and United Parcel Service, Inc. (“UPS”) challenged the citizenship status of Astar Air Cargo, Inc. (“Astar”), formerly DHL Airways. DHL has entered into an ACMI agreement with Astar which accounts for a substantial portion of the business of Astar. FedEx and UPS alleged this relationship, among others, constituted control by DHL of Astar in violation of United States law. An Administrative Law Judge (“ALJ”) for the DOT reviewed the citizenship of Astar and issued a decision recommending to the DOT that it find that Astar is a citizen. On May 13, 2004, the DOT issued its decision finding that Astar is a U.S. citizen and making the ALJ’s recommended decision the DOT’s final decision. Neither FedEx nor UPS appealed the DOT’s final decision.

The DOT issued a notice requesting comments on the procedures to be used in processing our filing, and several parties, including ABX, have provided comments. The DOT has yet to specify the procedures it intends to use. In order to facilitate the DOT’s review, we filed supplemental information with the DOT on April 22, 2005, for the purpose of updating our initial filing. While Astar and ABX are different, and their respective relationships with DHL are distinguishable, the DOT’s decision regarding Astar will likely serve as a precedent for the DOT’s review of our filing.

We believe the DOT should find that ABX continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

ii. ALPA Lawsuit

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

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of ABX Air, Inc., filed herewith.

10	ABX Air, Inc. 2005 Long-Term Incentive Plan[1]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC., a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: May 10, 2005

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer
Date:	May 10, 2005