Form 10-Q
period 2005-06-30
ABX AIR INC
filed 2005-08-09
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2005

Commission File Number 000-50368

ABX AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1091619
(State of incorporation or organization)	(IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

(937) 382-5591

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☒    No.  ☐

As of August 9, 2005, ABX Air, Inc. had outstanding 58,385,100 shares of common stock, par value $.01.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
REVENUES	$351,237	$274,654	$697,831	$551,340

OPERATING EXPENSES:
Salaries, wages and benefits	143,746	119,326	286,206	239,754
Purchased line-haul	77,273	51,267	151,108	99,223
Fuel	63,549	43,049	122,266	85,427
Maintenance, materials and repairs	26,243	26,911	54,016	54,395
Depreciation and amortization	10,252	9,262	19,884	18,358
Landing and ramp	4,490	4,116	14,256	11,983
Rent	1,865	1,577	3,964	3,183
Other operating expenses	14,748	11,363	27,885	23,047

	342,166	266,871	679,585	535,370

INTEREST EXPENSE	(2,844)	(2,133)	(5,263)	(4,518)
INTEREST INCOME	528	176	855	354

INCOME BEFORE INCOME TAXES	6,755	5,826	13,838	11,806

INCOME TAXES	—	—	—	—

NET EARNINGS	$6,755	$5,826	$13,838	$11,806

EARNINGS PER SHARE—
Basic	$0.12	$0.10	$0.24	$0.20

Diluted	$0.12	$0.10	$0.24	$0.20

WEIGHTED AVERAGE SHARES—
Basic	58,270	58,270	58,270	58,270

Diluted	58,454	58,270	58,454	58,270

COMPREHENSIVE INCOME	$6,755	$5,826	$13,838	$11,806

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,099	$38,749
Accounts receivable, net of allowance of $264 in 2005 and $244 in 2004, respectively	24,655	54,677
Spare parts	15,053	15,045
Prepaid supplies and other	3,673	2,550

TOTAL CURRENT ASSETS	125,480	111,021
Property and equipment, net	349,188	351,646
Other assets	10,029	10,256

TOTAL ASSETS	$484,697	$472,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,106	$62,635
Salaries, wages and benefits	42,482	44,689
Accrued expenses	6,935	7,020
Current portion of postretirement liabilities	13,771	12,706
Current portion of long-term obligations	8,278	7,954
Unearned revenue	11,487	7,565

TOTAL CURRENT LIABILITIES	136,059	142,569
Long-term obligations	169,200	173,856
Postretirement liabilities	75,938	67,063
Other liabilities	1,662	1,486

Commitments and contingencies (Note F)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized; 58,385,100 shares issued and outstanding in 2005, 58,270,400 shares issued and outstanding in 2004	583	583
Additional paid-in capital	428,688	428,637
Deficit	(314,364)	(328,202)
Accumulated other comprehensive loss	(13,069)	(13,069)

TOTAL STOCKHOLDERS’ EQUITY	101,838	87,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,697	$472,923

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30
	2005	2004
OPERATING ACTIVITIES:
Net earnings	$13,838	$11,806
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,884	18,358
Postretirement liabilities	9,940	7,486
Changes in assets and liabilities:
Restricted cash	—	(8,012)
Accounts receivable	30,022	(1,547)
Inventory and prepaid supplies	(2,130)	6
Accounts payable	(9,529)	5,029
Unearned revenue	3,922	(36)
Accrued expenses, salaries, wages and benefits and other liabilities	(2,116)	2,169
Other	209	608

NET CASH PROVIDED BY OPERATING ACTIVITIES	64,040	35,867

INVESTING ACTIVITIES:
Capital Expenditures	(16,690)	(37,533)

NET CASH USED IN INVESTING ACTIVITIES	(16,690)	(37,533)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(3,897)	(3,599)
Financing fees	(103)	(525)

NET CASH USED IN FINANCING ACTIVITIES	(4,000)	(4,124)

NET INCREASE (DECREASE) IN CASH	43,350	(5,790)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,749	63,101

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,099	$57,311

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$5,144	$4,046

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2005

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The interim period consolidated financial statements of ABX Air, Inc. and its subsidiaries (“ABX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements and are not audited. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2004 financial amounts are from the annual audited financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries are eliminated upon consolidation.

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

Revenue Recognition

The Company derives approximately 98% of its revenues from an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul agreement (“Hub Services agreement.”) with DHL Express (USA), Inc. (“DHL”). Revenues from DHL are determined based on the expenses incurred during a reporting period. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, except for the amended mark-up described below for the Hub Services agreement. The base mark-up is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to DHL, certain ramp and facility rent and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of cost and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost goals and annual service goals specified in each of the two agreements. At the end of each fiscal year, the Company measures the achievement of annual goals and records any incremental revenues earned by achieving the annual goals in the fourth quarter. In a similar way, the Company measures quarterly goals and records incremental revenues in the quarter in which earned. The quarterly incremental mark-up potential was amended for the Hub Services agreement as described below.

In August 2005, DHL and the Company agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of the Company’s revenue potential under a cost-related incentive. The amendment temporarily reduces the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that the Company can earn from cost incurred during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Service agreement was temporarily increased from approximately 0.54% to 1.04%. Additionally, the initial term of the Hub Service agreement was extended for an additional year and will not be subject to annual renewals until August 15, 2007. In 2006, the base mark-up will revert to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive will revert to the previous level of approximately 0.54%. The amendment does not change the annual cost and service-related incremental mark-up opportunities under the Hub Services Agreement. The Hub Services Agreement, as amended, continues to allow DHL to terminate specific services upon providing a sixty-day notice. The amendment does not affect the mark-up or the term of the ACMI agreement, which incepted on August 15, 2003, is for seven years and automatically renews for an additional 3 years unless a one-year notice of non-renewal is given.

During 2004, interest earned on cash and cash equivalents reduced interest expense when calculating revenue under the DHL agreements. Beginning in 2005, interest earned on cash and cash equivalents is not included in the DHL revenue calculation.

The Company derives a portion of its revenues from customers other than DHL. ACMI/charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair and technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

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

The Company did not record an income tax provision for the three and six month periods ended June 30, 2005 and 2004 due to its net operating loss carryforwards. The deferred tax assets remain fully reserved at June 30, 2005.

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

NOTE B—TRANSACTIONS WITH DHL

On August 15, 2003, the Company was separated from its former parent, Airborne Inc., (“Airborne”) and became an independent, publicly-owned company. Separation of the Company from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express B. V. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of the Company to Airborne. The separation of the Company from Airborne occurred according to the terms and conditions of the separation agreement, which was included in ABX’s amended registration statement filed on July 11, 2003. After the separation of the Company, Airborne was reorganized as a subsidiary of DHL, and has been dissolved.

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for DHL were $344.2 million and $270.8 million for the three month periods ended June 30, 2005 and 2004, respectively, and $684.4 million and $544.1 million for the six month periods ended June 30, 2005 and 2004, respectively.

The Company’s balance sheets include the following balances related to operations for DHL (in thousands):

Assets (Liabilities):	June 30, 2005	December 31, 2004
Accounts receivable	$22,310	$46,141
Accounts payable	(382)	(395)
Unearned revenue	(10,791)	(6,631)

Net asset	$11,137	$39,115

On November 3, 2004, DHL notified the Company of its plans to remove twenty-six specific aircraft from service during 2005. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions would be subject to change. Through June 30, 2005, five aircraft have been removed from the ACMI agreement since ABX received the November notification. These five aircraft are being used for spare parts, as service backups, surplus part sales or in furtherance of the Company’s non-DHL ACMI/charter operations.

The impact of DHL’s future airlift plans on the Company’s operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the number and timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of the Company’s stockholders’ equity. The removal of aircraft from the ACMI agreement could result in losses if the fair market values of removed aircraft are less than their carrying value.

Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. ABX can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL will depend on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Management will assess the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if the Company’s equity is less than or equal to $100 million at the time of put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, any amount by which the fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

During the quarter ended March 31, 2005, the Company and DHL reached an agreement to settle ABX’s put rights on two DC-8 aircraft that DHL removed from the ACMI agreement. The net book value of these two aircraft exceeded the appraised fair market value by $0.4 million. In lieu of selling the aircraft to DHL for fair market as permitted by the put provisions of the ACMI agreement, ABX elected to retain ownership of these aircraft, and the balance of the promissory note due to DHL was reduced by $0.4 million with a corresponding reduction in aircraft net book value.

NOTE C—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income applicable to common stockholders	$6,755	$5,826	$13,838	$11,806

Weighted-average shares outstanding for basic earnings per share	58,270	58,270	58,270	58,270
Common equivalent shares: dilutive effect of stock-based awards	184	—	184	—

Weighted-average shares outstanding assuming dilution	58,454	58,270	58,454	58,270

Basic earnings per share	$0.12	$0.10	$0.24	$0.20

Diluted earnings per share	$0.12	$0.10	$0.24	$0.20

NOTE D—PROPERTY AND EQUIPMENT

At June 30, 2005, the Company’s operating fleet consisted of 115 aircraft, including 28 Boeing 767, 72 McDonnell Douglas DC-9 and 15 McDonnell Douglas DC-8 aircraft.

Property and equipment consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Aircraft and flight equipment	$552,775	$539,414
Support equipment	45,769	44,134
Vehicles and other equipment	2,058	1,715
Leasehold improvements	13	13

	$600,615	$585,276

Accumulated depreciation	(251,427)	(233,630)

Property and equipment, net	$349,188	$351,646

Aircraft and flight equipment included $139.3 million for aircraft held under capitalized leases as of June 30, 2005 and December 31, 2004. Accumulated depreciation included $4.6 million as of June 30, 2005 and $3.4 million as of December 31, 2004 for capital leases.

NOTE E—LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Promissory note due to DHL	$92,514	$92,949
Capital lease obligations	84,964	88,861

Total long-term obligations	$177,478	$181,810
Less: current portion	(8,278)	(7,954)

Total long-term obligations, net	$169,200	$173,856

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are for five Boeing 767 aircraft, and consist of two different leases, both expiring in 2011 with options to renew for six additional years. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (5.81% at June 30, 2005). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. The interest expense related to the capitalized aircraft lease obligations is reimbursable with mark-up under the ACMI agreement with DHL.

The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one, two or three month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of June 30, 2005, the unused credit facility totaled $35.0 million, net of outstanding letters of credit of $10.0 million. There were no borrowings outstanding under the Credit Agreement as of June 30,2005.

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

Commitments

The Company acquired two additional Boeing 767 aircraft in July 2005 for approximately $20.1 million. The Company is committed to converting both of these aircraft to an industry standard freighter configuration from their original passenger configuration. Payments for the conversions will approximate $16.3 million during the remainder of 2005 and $6.9 million in 2006.

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

The DOT has issued a notice requesting comments on the procedures to be used in processing the Company’s filing, and several parties, including ABX, have provided comments. The DOT has yet to specify the procedures it intends to use. In order to facilitate the DOT’s review, we filed supplemental information with the DOT on April 22, 2005, for the purpose of updating our initial filing. While Astar and ABX are different, and their respective relationships with DHL are distinguishable, the DOT’s decision regarding Astar will likely serve as a precedent for the DOT’s review of the Company’s filing.

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

The Company’s net periodic benefit cost for its qualified defined benefit pensions and postretirement healthcare plans are as follows (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Postretirement Healthcare Plan		Pension Plans		Postretirement Healthcare Plan
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$7,455	$6,556	$498	$296	$14,910	$13,112	$996	$680
Interest cost	5,851	4,939	395	253	11,702	9,878	790	582
Expected return on plan assets	(5,120)	(4,050)	—	—	(10,240)	(8,100)	—	—
Amortization of prior service cost	928	851	4	(10)	1,856	1,702	8	(20)
Amortization of net loss	1,626	974	251	75	3,252	1,948	502	254

Net periodic benefit cost	10,740	9,270	1,148	614	21,480	18,540	2,296	1,496

During the three and six month periods ended June 30, 2005, the Company paid $7.2 million and $13.4 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing an additional $28.5 million to fund its qualified pension plans during the remainder of 2005 for a total of $42.0 million.

NOTE H—SEGMENT INFORMATION

The Company provides air cargo transport, line-haul logistics and package handling services to DHL under the ACMI and Hub Services agreements which are aggregated below as “DHL” (see Note A). The Company’s other activities, which include ACMI services for customers other than DHL, parts sales and aircraft maintenance services do not constitute a reportable segment and are combined in “All Other” below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
DHL	$344,217	$270,846	$684,391	$544,102
All Other	7,020	3,808	13,440	7,238

Total	$351,237	$274,654	$697,831	$551,340

Earnings:
DHL	$5,087	$4,751	$10,192	$9,460
All Other	1,668	1,075	3,646	2,346

Total	$6,755	$5,826	$13,838	$11,806

	June 30, 2005	December 31, 2004
Assets:
DHL	$414,121	$463,904
All Other	70,576	9,019

Total	$484,697	$472,923

For the purposes of internal reporting, the Company does not allocate overhead cost to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

Assets in the All Other category include two 767 aircraft, cargo containers and material handling equipment currently being utilized in non-DHL activities. The Company reached an agreement with DHL to temporarily defer two 767 freighter aircraft from DHL service and instead deploy the aircraft in its non-DHL ACMI/charter operations for a 12 month period. During the 12 months, the depreciation, maintenance and other operating cost associated with these two aircraft will be borne by the Company and not reimbursed by DHL under the ACMI agreement. After the 12 month deferral, which is expected to end during the second quarter of 2006, the aircraft will be placed back into service for DHL and their cost reimbursed under the ACMI agreement.

NOTE I - STOCK –BASED PAYMENTS

In June 2005, the Company’s Board of Directors granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which had previously been approved by the Company’s stockholders. Employees were granted nonvested stock awards and stock unit awards. The awards will settle for employees actively employed at the Company on December 31, 2007. The nonvested stock awards can fully settle earlier upon death, disability or after qualifying for retirement. The stock unit awards will be converted into Company stock after December 31, 2007 based on performance and market conditions. The performance condition awards will be converted into a number of shares of Company stock depending on the Company’s average return on equity between April 1, 2005 and December 31, 2007. Similarly, the market condition awards will be converted into a number of shares of Company stock depending on the appreciation of the Company’s stock compared to the total shareholding return of the NASDAQ Transportation Index between April 1, 2005 and December 31, 2007. A portion of the performance and market condition awards can be earned if the employee retires, dies or becomes disabled before December 31, 2007 and the performance and market conditions are met. The Company expects to settle the performance and market condition awards by issuing new shares of stock.

Board members were granted time-based awards that vest through December 31, 2005 and will settle when a board member ceases to be a director of the Company. These awards could be settled in cash or stock at the board members discretion, however, in August 2005, the Board of Directors modified these awards such that settlement will occur in stock only.

To account for the awards, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment.” The standard requires the Company to measure the cost of services received in exchange for stock-based awards using the grant-date fair value of the award. The cost of the awards is recognized over the period during which service is required to be provided. No compensation cost will be recognized for awards in which the service is not rendered. The grant-date fair value of each nonvested stock award, time-based award and performance condition award granted by the Company was $7.79, the value of the Company’s stock on the date of grant. The grant-date fair value of each market condition award was $9.91. The market condition awards were valued using a Monte Carlo simulation technique, a risk free interest rate of 3.68%, a term of 30 months, and a volatility of 45.2% based on historical volatility over one year using daily stock prices. For the three and six month periods ended June 30, 2005, the Company recorded expense of $0.1 million for stock incentive awards. At June 30, 2005, there was $2.3 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2005, awards totaling 264,600 had been granted and were outstanding. None of the time-based awards, performance condition awards or market condition awards were convertible and none of the nonvested stock awards had vested as of June 30, 2005. These awards could result in a maximum number of 326,750 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2007.

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

At the time of the separation, ABX and DHL entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”), and a hub and line-haul services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to DHL on a cost plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, line-haul logistics services, as well as airport facilities and equipment maintenance services for DHL, also on a cost plus pricing structure. Costs incurred under these agreements are generally marked-up by 1.75% and included in revenues. Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to an additional 1.60% under the ACMI agreement, and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. The Hub Services agreement was amended, as described below, to temporarily change the base mark-up and the quarterly incremental mark-up. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up. The ACMI agreement and the Hub Services agreement have initial terms of seven and three years, respectively. However, DHL can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub Services agreement. Additionally, DHL can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

In August 2005, DHL and ABX agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of ABX’s revenue potential under a cost-related incentive. The amendment temporarily reduces the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that ABX can earn from cost incurred during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Service agreement was temporarily increased from approximately 0.54% to 1.04%. Additionally, the initial term of the Hub Services agreement was extended for an additional year and will not be subject to annual renewals until August 15, 2007. In 2006, the base mark-up will revert to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive will revert to the previous level of approximately 0.54%. The amendment does not change the annual cost and service-related incremental mark-up opportunities under the Hub Services Agreement. The Hub Services Agreement, as amended, continues to allow DHL to terminate specific services upon providing a sixty-day notice. The amendment does not affect the mark-up or the term of the ACMI agreement which are described above.

We project that revenues from base mark-up will be approximately $1.4 million less during the last six months of 2005 than they would have been prior to the amendment. ABX has an opportunity to earn back a portion of this reduction in the base mark-up by improving upon budgeted costs during the third and fourth quarters of 2005. However, our ability to achieve incremental mark-up from the quarterly cost incentives is unknown, and management believes it unlikely that a majority of the $1.4 million in base mark-up reduction will be earned back.

DHL INTEGRATION PLANS

As a result of its merger with Airborne in 2003, DHL is integrating its operating resources to eliminate duplicative costs, including the cost of overlapping air routes among its airlift suppliers. On November 3, 2004, DHL notified ABX of its plans to remove twenty-six of ABX’s aircraft from service during 2005, affecting twenty-two scheduled air routes. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions are subject to change. Additionally, DHL is consolidating operations from its Northern Kentucky hub into a central U.S. hub at its Wilmington, Ohio facilities which we operate under the Hub Services agreement. The transition is expected to be completed by the end of the third quarter of 2005. Since the merger, DHL has expanded its ground network and added seven regional sorting hubs in 2004, which we also operate under the Hub Services agreement.

Through June 30, 2005, five aircraft have been removed from the ACMI agreement since November 3, 2004. These five aircraft are being used for spare parts, as service backups, surplus part sales or in furtherance of our non-DHL ACMI/charter operations. The impact of DHL’s future airlift plans on ABX’s operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the number and timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of ABX’s stockholders’ equity. The removal of aircraft from the ACMI agreement could result in non-reimbursable write-downs if the fair market value of removed aircraft are less than their carrying value.

Pursuant to the terms of the ACMI agreement, ABX has certain rights to put to DHL any aircraft that is removed from service. ABX can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL will depend on a number of factors including the anticipated number of aircraft to be removed, the type of aircraft removed, demand for cargo airlift and the market value for aircraft. Management will assess the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if ABX’s stockholders’ equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, any amount by which the fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

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

RESULTS OF OPERATIONS

For the second quarter of 2005, we had net earnings of $6.8 million compared to net earnings of $5.8 million for the second quarter of 2004. Total revenues increased 27.9% to $351.2 million compared to the second quarter of 2004, while revenues from DHL increased 27.1% compared to the second quarter of 2004. For the first half of 2005, we had net earnings of $13.8 million compared to net earnings of $11.8 million for the first half of 2004. Revenues increased 26.6% to $697.8 million compared to the first half of 2004. Revenues from DHL increased 25.8% compared to the first half of 2004. The increase in DHL revenues was driven by increased cost under the Hub Services agreement and increased fuel prices as compared to the second quarter of 2004. During the first half of 2005, the average cost of aviation fuel has increased 42.2% compared to the same period of 2004. Our costs subject to mark-up under the Hub Services agreement increased 43.7% and 42.6% for the second quarter and first half of 2005, respectively, as compared to 2004. Our hub services cost increased primarily due to the expansion of DHL’s ground network since the third quarter of 2004. In the last four months of 2004, DHL added seven new regional sort centers that we operate under the Hub Services agreement. Our costs subject to mark-up under the ACMI agreement increased 2.6% and 2.4% for the second quarter and first half of 2005, respectively, as compared to 2004 primarily due to salaries and benefits. Our expenses for the DHL ACMI agreement were not materially impacted by the expansion of DHL’s ground network.

As a result of increased hub services expenses, our earnings on base revenues increased $0.8 million and $1.5 million during the second quarter and first half of 2005, respectively, compared to the corresponding 2004 periods. Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $0.5 million and $1.0 million of incremental mark-up under the two agreements during the second quarter of 2005 and 2004, respectively. For the first half of 2005 and 2004, we earned $1.2 million and $2.0 million, respectively, of incremental mark-up under the two agreements. The incremental mark-up for hub services declined $0.4 million and $0.8 million during the second quarter and first half of 2005, respectively, compared to the corresponding 2004 periods. The reduction in incremental mark-up for the Hub Services agreement compared to the second quarter of 2004 is a result of labor costs required to process higher than budgeted piece volumes and a mix of shipments that included a higher percentage of larger box traffic which requires more labor to process than the smaller letter traffic. Additionally, the implementation of additional package handling processes requested by DHL which required more hours than budgeted, and construction associated with the hub consolidation in Ohio had a negative impact on our productivity during the second quarter. The incremental mark-up during the first half of 2005 was also negatively impacted by severe winter weather at the main sort hub in Ohio and in the Northeast and the replacement of a large number of contract workers in January 2005 supplied by an employment agency after we became concerned with the immigration status of some of those workers.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenues for the first six months of 2005 and 2004. Any revenue earned through the achievement of annual goals is recorded in the fourth quarter. The maximum incremental mark-up available from the annual cost goals is approximately 0.81% of eligible, annual costs under both commercial agreements. Due to the operational challenges associated with the Wilmington hub consolidation planned during the remainder of 2005, it is difficult to project a result for the annual cost-related incentives based on actual results through the six months ended June 30, 2005. However, if ABX’s actual performance as compared to the annual budget for the first six months of 2005 remains unchanged for the full year, incremental mark-up from the annual cost incentives would be equivalent to 80.6% of the maximum available under the ACMI agreement and none of the available annual mark-up under the Hub Services agreement. The maximum incremental mark-up available from the annual service goals is 0.25% of costs subject to mark-up under the ACMI agreement and 0.75% of costs subject to mark-up under the Hub Services agreement. If ABX’s actual service performance for the first six months of 2005 were sustained for the year, incremental mark-up from the annual service incentives would be equivalent to 60% of the maximum available under the ACMI agreement and 50% of the maximum available under the Hub Services agreement. Actual cost and service performance for the first six months of 2005 is not necessarily indicative of full year performance, and results during the last six months of 2005 may improve, or detract from, performance through June 30, 2005.

Non-DHL revenues grew to $7.0 million in the second quarter of 2005, an 84.3% increase over non-DHL revenues of $3.8 million during the second quarter of 2004. For the first half of 2005, non-DHL revenues grew to $13.4 million, an 85.7% increase over non-DHL revenues of $7.2 million during the first half of 2004. Growth of non-DHL revenues was driven by sales of aircraft maintenance services and parts; revenues from operating a U.S. Postal Service hub since September 2004; and increased cargo revenues from non–DHL ACMI services.

Our earnings included $1.1 million from non-DHL customers for the second quarters of 2005 and 2004. For the first half of 2005 and 2004, earnings from non-DHL customers were $2.8 million and $2.3 million, respectively. During 2005, increased earnings from aircraft maintenance services and parts sales, and from operating the U.S. Postal Service hub were partially offset by reduced earnings from non-DHL ACMI services. Earnings from non–DHL ACMI services declined due to higher depreciation expense from two Boeing 767 aircraft which were recently placed in service and were not highly utilized due to start-up preparations. We reached an agreement with DHL to temporarily defer these two 767 freighter aircraft from DHL service and instead deploy the aircraft in our non-DHL cargo operations for a 12 month period. During the 12 months, the depreciation, maintenance and other operating cost associated with the aircraft will be borne by ABX and not reimbursed by DHL under the ACMI agreement. After the 12 month deferral, which is expected to end during the second quarter of 2006, the aircraft will be placed back into service for DHL and their costs reimbursed under the ACMI agreement. During the deferral period, the Boeing 767 aircraft are replacing DC-8 aircraft which are less economical for customers on longer flights. We believe that the additional business generated by deploying the more fuel efficient Boeing 767 aircraft in our non-DHL operations will improve our ability to attract and retain new customers. Because of the fixed depreciation expense, improvement in future earnings from non-DHL ACMI services will depend largely on our ability to secure and operate expanded flight volumes.

A summary of our earnings is shown below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues
DHL Contracts
ACMI
Base mark-up	$121,495	$118,463	$244,193	$238,532
Incremental mark-up	435	538	996	1,003

Total ACMI	121,930	119,001	245,189	239,535
Hub Services
Base mark-up	142,238	98,951	279,118	195,683
Incremental mark-up	116	473	196	989

Total Hub	142,354	99,424	279,314	196,672
Other Reimbursable	79,933	52,421	159,888	107,895

Total DHL	344,217	270,846	684,391	544,102
All Other	7,020	3,808	13,440	7,238

Total revenues	351,237	274,654	697,831	551,340

Expenses
DHL Contracts
ACMI	119,405	116,426	239,993	234,430
Hub Services	139,792	97,248	274,318	192,317
Other Reimbursable	79,933	52,421	159,888	107,895

Total DHL	339,130	266,095	674,199	534,642
All Other	5,880	2,733	10,649	4,892

Total expenses	345,010	268,828	684,848	539,534

Earnings
DHL Contracts
ACMI	2,525	2,575	5,196	5,105
Hub Services	2,562	2,176	4,996	4,355
Other Reimbursable	—	—	—	—

Total DHL	5,087	4,751	10,192	9,460
All other	1,140	1,075	2,791	2,346
Interest income	528	—	855	—

Total earnings	$6,755	$5,826	$13,838	$11,806

Our earnings from customers other than DHL do not include an allocation of overhead expenses. Our agreements with DHL require that after our non-DHL revenues reach 10% of our total revenues, we must allocate a portion of our overhead expenses to the non-DHL business. At that time, the allocated expenses would not be subject to reimbursement under the DHL commercial agreements.

The table below compares selected operating statistics for the three months ended June 30, 2005 and 2004.

	Periods Ended June 30
	Three Months			Six Months
	2005	2004	% Change	2005	2004	% Change
Pieces handled (millions)	157.3	123.7	27.2%	317.9	246.5	29.0%
Pounds processed (millions)	685.5	543.3	26.2%	1,353.4	1,080.8	25.2%
Pieces handled per labor hour paid	33.2	36.4	(8.8)%	33.9	35.8	(5.3)%
Gallons of aviation fuel expensed (millions)	35.3	35.7	(1.1)%	72.1	72.2	(.1)%
Average price per gallon of aviation fuel	$1.77	$1.20	47.5%	$1.65	$1.16	42.2%

Our operating expenses are impacted by the volume of packages handled for DHL and by the type of service we provide. Generally, higher piece volumes increase our expenses and positively impact revenues and earnings. The increase in pieces handled and pounds processed were primarily a result of the growth in DHL’s ground delivery service and the expansion of DHL’s ground network. Pieces handled per labor hour in 2005 have declined as compared to 2004. This reflects the impact of a greater proportion of box volume to total volume handled, DHL’s request for additional package handling processes and construction in Ohio for the hub consolidation during the second quarter of 2005. The decline in pieces handled per labor hour also reflects the more severe winter in Ohio and in the Northeast and the replacement of a large number of contract workers at certain hubs during the first quarter of 2005

Salaries, wages and benefits expense increased 20.5% and 19.4% during the three and six month periods ended June 30, 2005, respectively, as compared to the corresponding periods of 2004. Total paid hours increased 39.5% and 35.3% for the second quarter and first half of 2005, respectively, compared to the corresponding periods in 2004. The increases are primarily due to the higher levels of staffing and contracted labor necessary to operate seven additional hubs and process the increased piece volumes compared to the previous year. In June 2005, the Company’s Board of Directors granted stock incentive awards to certain employees pursuant to a long-term incentive plan which had previously been approved by the Company’s stockholders. The 2005 expense associated with these awards is projected to be approximately $0.5 million and will not be reimbursed by DHL.

Purchased line-haul expense increased 50.7% and 52.3% during the three and six month periods ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The increase reflects continued growth in DHL’s deferred delivery products that are generally transported via truck, as well as additional line-haul to accommodate more inter-hub shipments for DHL’s expanded ground network. For the second quarter and first half of 2005, this category also includes $5.6 million and $11.1 million, respectively, for charter aircraft contracted by ABX for DHL. The administration of these charters and their related cost are expected to be transitioned to DHL during the third quarter of 2005.

Fuel expense increased 47.6% and 43.1% during the three and six month periods ended June 30, 2005, respectively, compared the corresponding periods of 2004. The increases were driven by higher market prices for aviation fuel. The average aviation fuel price was $1.77 and $1.20 per gallon in the second quarters of 2005 and 2004, respectively. Our consumption of aviation fuel during 2005 has remained largely unchanged compared to the same periods of 2004. The risks of fuel price volatility are effectively assumed by DHL through the ACMI agreement.

Maintenance, materials and repairs decreased 2.5% and 0.7% during the three and six month periods ended June 30, 2005, respectively, compared to the corresponding periods of 2004. Lower maintenance cost for declining flight hours of our fleet of DC-8 aircraft were partially offset by increased maintenance costs related to increased flight hours of Boeing 767 aircraft.

Depreciation and amortization expense increased 10.7% and 8.3% during the three and six month periods ended June 30, 2005, respectively compared to the corresponding periods of 2004. The increase is primarily a result of four additional Boeing 767 aircraft that we placed in service since the second quarter of 2004. Our future depreciation expense will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement, as well as additional Boeing 767 aircraft that we will place into service during 2005.

Landing and ramp expense increased 9.1% and 19.0% during the three and six month periods ended June 30, 2005, respectively compared to the corresponding periods of 2004. These expenses were higher due to rate increases at the airports we utilize. Additionally, this category includes deicing costs, which were higher in 2005 due to more adverse winter weather in the first quarter of 2005 as compared to 2004.

Rent expense increased $0.3 million and $0.8 million during the three and six month periods ended June 30, 2005, respectively, compared to the corresponding periods of 2004, due to the transfer of rental cost from DHL to ABX.

Other operating expenses include travel, professional fees, insurance, utilities and the cost associated with part sales and aircraft maintenance services to customers other than DHL. Other operating expenses increased $3.4 million and $4.8 million during the three and six month periods ended June 30, 2005, respectively, compared to the corresponding periods of 2004. The increases were due to increased travel, recruiting and the costs associated with the growth of our non-DHL business.

Our interest expense for 2005 increased due to a reduced amount of interest capitalized as a result of a lower level of aircraft modification work in process compared to 2004. Interest income increased by achieving higher yields on excess cash and cash equivalents as compared to the second quarter of 2004. During 2004, interest earned on cash and cash equivalents reduced interest expense when calculating revenue under the DHL agreements. Beginning in 2005, interest earned on cash and cash equivalents is not included in the DHL revenue calculation.

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

In 2005, the State of Ohio enacted a Commercial Activity Tax (“CAT”) on business receipts generated in Ohio. The CAT became effective on July 1, 2005, initially resulting in a 0.06% tax on ABX’s gross receipts generated in Ohio. The CAT will phase in over five years to a maximum rate of 0.26% in 2009. We believe that receipts related to the DHL ACMI agreement and other customer ACMI agreements are exempt from the Ohio CAT by U.S. federal law. Additionally, our contracts with DHL stipulate that non-income tax expense, such as the CAT, are reimbursable without mark-up.

Ohio’s existing corporate income tax will be phased out over five years beginning in 2006. As a result of the phase out of Ohio’s corporate income tax, any benefit realizable from ABX’s Ohio state operating loss carryforwards will be limited by the reduced income tax rates during the phase out period. We do not expect the limitation of the carryforwards to have a material impact on ABX’s income taxes. Currently, ABX’s Ohio state operating loss carryforwards are fully reserved.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Operating cash flows were $64.0 million and $35.9 million in the first six months of 2005 and 2004, respectively. The increase in operating cash flows in 2005 compared to 2004 is primarily a result of receiving amounts from DHL related to 2004 revenues. Our net operating cash flows are primarily a function of aircraft depreciation expense reimbursable by DHL, the mark-up earned under our commercial agreements with DHL, and the differences between pension funding and pension expense, which is reimbursed with mark-up by DHL. Our future operating cash flows will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement.

Capital spending levels are primarily a result of aircraft acquisitions and related modification costs. Total capital expenditures were $16.7 million in the first six months of 2005 compared to $37.5 million in the first six months of 2004. Our capital expenditures in the first six months of 2005 included the cargo modification costs for two Boeing 767 aircraft. In the first six months of 2004, our capital expenditures included the acquisitions of one Boeing 767 aircraft, a spare engine and cargo modification cost for two Boeing 767 aircraft. The level of capital spending for all of 2005 is anticipated to be approximately $58.0 million compared to $73.7 million in 2004.

Cash requirements

We have 115 aircraft in service, consisting of 28 Boeing 767s, 15 DC-8s and 72 DC-9s. We acquired two additional Boeing 767 aircraft in July 2005 for approximately $20.1 million. We are committed to converting both of these aircraft to an industry standard freighter configuration from their original passenger configuration. Future payments for the conversions will approximate $16.3 million during the remainder of 2005 and $6.9 million in 2006.

We estimate that contributions to our qualified defined benefit pension plans will be $28.5 million for the remainder of 2005 and total $42.0 million for the year. We estimate our total pension expense, which is reimbursable under the two DHL agreements, will be $21.5 million for the remainder of 2005 for all pensions plans. For the year, we estimate total pension expense will be $43.0 million.

Liquidity and Capital Resources

At June 30, 2005, we had approximately $82.0 million of cash and cash equivalents and $22.3 million of accounts receivable due from DHL. We anticipate that our current cash balances, combined with forecasted cash flows provided by the commercial agreements with DHL and growth in new business will be sufficient to fund our planned operations and capital expenditures for the foreseeable future. If certain liquidity levels are not maintained, we will be able to request certain cash advances as specified by the ACMI agreement to supplement liquidity through December 31, 2005. Also, DHL guarantees our financing obligations for three Boeing 767 aircraft. The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of June 30, 2005, the unused credit facility totaled $35.0 million, net of outstanding letters of credit of $10.0 million.

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

Revenue Recognition

Revenues from DHL are recognized when the related services are performed. Expenses incurred under the commercial agreements with DHL are generally subject to a base mark-up which is recognized in the period during which the expenses are incurred. Certain costs, the most significant of which include fuel costs, interest on the promissory note to DHL, airport rent, ramp and landing fees incurred for performance under the ACMI agreement, are reimbursed and included in revenues without mark-up.

In addition to a base mark-up of 1.75%, both the ACMI and Hub Services agreements provide for an incremental mark-up potential above the base 1.75%, based on our achievement of specified cost and service goals. The ACMI agreement provides for a maximum potential incremental mark-up of 1.60%, with 1.35% based on cost performance and 0.25% based on service performance. The Hub Services agreement provides for a maximum potential incremental mark-up of 2.10%, with 1.35% based on cost performance and 0.75% on service performance. Both contracts call for 40% of any incremental mark-up earned from cost performance to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, a maximum mark-up of approximately 0.54% may be achieved based on quarterly results and recognized in our quarterly revenues. The Hub Services agreement was amended, as described below, to temporarily change the base mark-up and the quarterly incremental mark-up. Up to a maximum mark-up of approximately 0.81% based on annual cost performance could be recognized during the fourth quarter, when full year results are known. Incremental mark-up potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the Hub Services agreement) is measured annually and any revenues earned from their attainment would be recognized during the fourth quarter, when full year results are known. Management cannot predict to what degree the Company will be successful in achieving incremental mark-up.

In August 2005, DHL and ABX agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of ABX’s revenue potential under a cost-related incentive. The amendment temporarily reduces the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that ABX can earn from cost incurred during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Service agreement was temporarily increased from approximately 0.54% to 1.04%. In 2006, the base mark-up will revert to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive will revert to the previous level of approximately 0.54%. The amendment does not change the annual cost and service-related incremental mark-up opportunities under the Hub Services Agreement. The amendment does not affect the mark-up or the term of the ACMI agreement.

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

	June 30, 2005	December 31, 2004
Fixed Rate	$124,729	$126,383
Variable Rate	52,749	55,427

Total Outstanding Debt	$177,478	$181,810

We did not have any derivative financial instruments at June 30, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer, and Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in ABX’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, ABX’s internal control over financial reporting.

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

On August 25, 2003 the Company intervened in a lawsuit filed in the United States District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its subsidiary, Airborne, now DHL Express (USA) Inc., to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having DHL’s freight currently being flown by ABX transferred to Astar. The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In March 2004, the NLRB prosecuted ALPA on the unfair labor practice charges. On July 2, 2004, an ALJ for the NLRB issued a decision finding that ALPA’s grievance and counterclaim violated the secondary boycott provisions of the National Labor Relations Act, and recommended that the NLRB order ALPA to withdraw both actions. ALPA has appealed the ALJ’s finding to the full NLRB, which has yet to issue a decision. In the event the full NLRB were to sustain the decision of the ALJ, ALPA has the right to appeal the decision in federal court.

Management believes that the ALJ’s decision will be sustained on appeal and that, regardless thereof, ALPA’s claim to the work being performed by the Company is without merit and its grievance and counterclaim will be denied.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 5, 2005, the Company held an annual meeting of its shareholders. At the meeting, shareholders voted to elect James H. Carey and John D. Geary to serve as Directors of the Company for a term of three years, adopted the ABX Air, Inc. 2005 Long-Term Incentive Plan and ratified the appointment of Deloitte & Touche, LLP as independent auditors for 2005. The proposal to remove the limitations on the maximum number of directors that can serve on the Board did not receive 66.67% of outstanding shares that were required to amend the Amended and Restated Certificate of Incorporation. Shareholders did not adopt a proposal to elect each director annually.

	Votes
Director	Received	Withheld
James H. Carey	54,067,178	1,413,760

John D. Geary	53,984,930	1,496,008

	Votes Cast
Proposal	For	Against	Abstain
Remove the limitation on the maximum number of directors that can serve on the Board	23,946,383	11,955,164	97,635

Adopt the ABX Air, Inc. 2005 Long-Term Incentive Plan	30,598,547	5,325,429	75,206

Ratify independent auditors	55,360,692	66,562	53,684

Elect each director annually	13,076,252	22,737,014	185,916

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of ABX Air, Inc. [2]

10.1	ABX Air, Inc. 2005 Long-Term Incentive Plan [1]

10.2	Performance-based Stock Unit Award Agreement [3]

10.3	Time-based Restricted Stock Award Agreement [3]

10.4	Time-based Restricted Stock Unit Award Agreement, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 31, 2005.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2005.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on July 12, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC.,

a Delaware Corporation
Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: August 9, 2005

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: August 9, 2005