Form 10-Q
period 2005-09-30
ABX AIR INC
filed 2005-11-09
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 9, 2005, ABX Air, Inc. had outstanding 58,385,100 shares of common stock, par value $.01.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
REVENUES	$369,921	$289,808	$1,067,752	$841,148

OPERATING EXPENSES:
Salaries, wages and benefits	155,302	122,133	441,579	362,153
Purchased line-haul	78,911	55,302	230,019	154,525
Fuel	67,131	48,627	189,397	134,054
Maintenance, materials and repairs	25,629	27,700	79,645	82,095
Depreciation and amortization	10,467	8,954	30,351	27,312
Landing and ramp	5,030	4,282	19,286	16,265
Rent	2,135	1,424	6,099	4,607
Other operating expenses	15,854	12,262	43,668	35,043

	360,459	280,684	1,040,044	816,054

INTEREST EXPENSE	(2,765)	(2,314)	(8,028)	(6,832)
INTEREST INCOME	694	289	1,549	643

INCOME BEFORE INCOME TAXES	7,391	7,099	21,229	18,905
INCOME TAXES	—	—	—	—

NET EARNINGS	$7,391	$7,099	$21,229	$18,905

EARNINGS PER SHARE—
Basic	$0.13	$0.12	$0.36	$0.32

Diluted	$0.13	$0.12	$0.36	$0.32

WEIGHTED AVERAGE SHARES—
Basic	58,270	58,270	58,270	58,270

Diluted	58,322	58,270	58,388	58,270

COMPREHENSIVE INCOME	$7,361	$7,099	$21,199	$18,905

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,395	$38,749
Accounts receivable, net of allowance of $862 in 2005 and $244 in 2004, respectively	20,540	54,677
Spare parts	14,763	15,045
Marketable securities	15,050	—
Prepaid supplies and other	5,118	2,550

TOTAL CURRENT ASSETS	99,866	111,021
Property and equipment, net	371,136	351,646
Other assets	13,692	10,256

TOTAL ASSETS	$484,694	$472,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,732	$62,635
Salaries, wages and benefits	35,897	44,689
Accrued expenses	7,438	7,020
Current portion of postretirement liabilities	8,371	12,706
Current portion of long-term obligations	8,445	7,954
Unearned revenue	8,025	7,565

TOTAL CURRENT LIABILITIES	134,908	142,569

Long-term obligations	166,787	173,856
Postretirement liabilities	71,711	67,063
Other liabilities	1,750	1,486

Commitments and contingencies (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $.01 per share; 75,000,000 shares authorized; 58,385,100 shares issued and outstanding in 2005, 58,270,400 shares issued and outstanding in 2004	583	583
Additional paid-in capital	429,027	428,637
Deficit	(306,973)	(328,202)
Accumulated other comprehensive loss	(13,099)	(13,069)

TOTAL STOCKHOLDERS’ EQUITY	109,538	87,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,694	$472,923

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2005	2004
OPERATING ACTIVITIES:
Net earnings	$21,229	$18,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,351	27,312
Postretirement liabilities	313	6,572
Changes in assets and liabilities:
Restricted cash	—	2,640
Accounts receivable	34,572	28
Inventory and prepaid supplies	(3,774)	(1,497)
Accounts payable	977	2,016
Unearned revenue	460	(1,963)
Accrued expenses, salaries, wages and benefits and other liabilities	(8,109)	8,545
Other	660	641

NET CASH PROVIDED BY OPERATING ACTIVITIES	76,679	63,199

INVESTING ACTIVITIES:
Capital expenditures	(47,218)	(58,560)
Purchases of marketable securities	(21,306)	—
Proceeds from maturities of marketable securities	3,500	—

NET CASH USED IN INVESTING ACTIVITIES	(65,024)	(58,560)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(5,906)	(5,441)
Financing fees	(103)	(525)

NET CASH USED IN FINANCING ACTIVITIES	(6,009)	(5,966)

NET INCREASE (DECREASE) IN CASH	5,646	(1,327)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,749	63,101

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,395	$61,774

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$6,453	$5,025

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The interim period consolidated financial statements of ABX Air, Inc. and its subsidiaries (“ABX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements and are unaudited. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2004 financial amounts are extracted from the annual audited financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries are eliminated upon consolidation.

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

Revenue Recognition

The Company derives approximately 98% of its revenues from an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul agreement (“Hub Services agreement”) with DHL Express (USA), Inc. (“DHL”). Revenues from DHL are determined based on the expenses incurred during a reporting period. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, except for the amended mark-up described below for the Hub Services agreement. The base mark-up is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to DHL, certain ramp and facility rent and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement and 2.10% under the Hub Services agreement) as determined from the achievement of cost and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost goals and annual service goals specified in each of the two agreements. At the end of each fiscal year, the Company measures the achievement of annual goals and records any incremental revenues earned by achieving the annual goals in the fourth quarter. In a similar way, the Company measures quarterly goals and records incremental revenues in the quarter in which earned. The quarterly incremental mark-up potential was amended for the Hub Services agreement as described below.

In August 2005, DHL and the Company agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of the Company’s revenue potential under a cost-related incentive. The amendment temporarily reduces the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that the Company can earn during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. Additionally, the initial term of the Hub Services agreement was extended for an additional year and will not be subject to annual renewals until August 15, 2007. In 2006, the base mark-up will revert to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive will revert to the previous level of approximately 0.54%. The amendment does not change the annual cost and service-related incremental mark-up opportunities under the Hub Services Agreement. The Hub Services Agreement, as amended, continues to allow DHL to terminate specific services upon providing a sixty-day notice. The amendment does not affect the mark-up or the term of the ACMI agreement, incepted on August 15, 2003, which is for seven years and automatically renews for an additional three years unless a one-year notice of non-renewal is given.

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

The Company’s income tax provision was completely offset by the change in the valuation allowance for the three and nine month periods ended September 30, 2005 and 2004. The deferred tax assets remain fully reserved at September 30, 2005.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s minimum pension liability and unrealized gains and losses on available-for-sale marketable securities.

Cash and Cash Equivalents

The Company classifies short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

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

Property and Equipment

Property and equipment are stated at cost, net of any impairment recorded, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

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

The cost of modifying passenger aircraft to freighter aircraft configurations is capitalized as incurred. The interest cost incurred during the modification period of an aircraft is capitalized until the date the aircraft is placed in service. The costs of major airframe and engine overhauls on the Company’s in-service fleet, as well as routine maintenance and repairs, are charged to expense as incurred.

Unearned Revenue

As specified in the two commercial agreements with DHL, the Company is advanced funds on each Monday for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects those funds that the Company has received in advance of incurring the associated cost to perform under the commercial agreements. Unearned revenue also includes advanced payments from customers other than DHL.

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

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for DHL were $361.0 million and $283.0 million for the three month periods ended September 30, 2005 and 2004, respectively, and $1,045.4 million and $827.1 million for the nine month periods ended September 30, 2005 and 2004, respectively.

The Company’s balance sheets include the following balances related to operations for DHL (in thousands):

Assets (Liabilities):	September 30, 2005	December 31, 2004
Accounts receivable	$18,395	$46,141
Accounts payable	(1,553)	(395)
Unearned revenue	(7,731)	(6,631)

Net asset	$9,111	$39,115

On November 3, 2004, DHL notified the Company of its plans to remove twenty-six specific aircraft from service during 2005. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions would be subject to change. Through September 30, 2005, seven aircraft have been removed from active service in the ACMI agreement since ABX received the November notification. Of these seven aircraft, one was sold to DHL and six are being used for spare parts, as service backups, surplus part sales or in furtherance of the Company’s non-DHL ACMI/charter operations.

The Company has not received further notification from DHL of the release of specific aircraft from the ACMI agreement. The impact of DHL’s future airlift plans on the Company’s operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the number and timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of the Company’s stockholders’ equity. The removal of additional aircraft from the ACMI agreement could result in losses if the fair market values of removed aircraft are less than their carrying value.

Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. ABX can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL depends on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Management assesses the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if the Company’s equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, any amount by which the fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

During the first nine months of 2005, the Company put to DHL one DC-9 aircraft that DHL removed from the ACMI agreement. The Company sold the aircraft for its net book value of $0.6 million. The sale consideration consisted of $0.4 million payable in cash and $0.2 million recorded as a reduction in the promissory note owed to DHL. Additionally, the Company and DHL reached an agreement to settle ABX’s put rights on two DC-8 aircraft that DHL removed from the ACMI agreement. The net book value of these two aircraft exceeded the appraised fair market value by $0.4 million. In lieu of selling the aircraft to DHL for fair market plus a reduction in the promissory note, as permitted by the put provisions of the ACMI agreement, ABX elected to retain ownership of these aircraft, and the balance of the promissory note due to DHL was reduced by $0.4 million with a corresponding reduction in aircraft net book value.

NOTE C—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net earnings applicable to common stockholders	$7,391	$7,099	$21,229	$18,905
Weighted-average shares outstanding for basic earnings per share	58,270	58,270	58,270	58,270
Common equivalent shares: dilutive effect of stock-based awards	52	—	118	—

Weighted-average shares outstanding assuming dilution	58,322	58,270	58,388	58,270
Basic earnings per share	$0.13	$0.12	$0.36	$0.32

Diluted earnings per share	$0.13	$0.12	$0.36	$0.32

NOTE D—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. Marketable securities classified as available-for-sale are recorded at their estimated fair market values and any unrealized gains and losses are included in accumulated other comprehensive gain or loss within stockholders’ equity. Interest on marketable securities is included in interest income. Realized gains and losses of any securities sold are based on the specific identification method.

Marketable securities contractually maturing after one year are included in other assets within the Company’s consolidated balance sheets. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties.

The following is a summary of the Company’s marketable securities (in thousands):

	September 30, 2005
	Amortized Cost	Estimated Fair Market Value
Obligations of U.S. Government Agencies	$11,016	$11,000
Obligations of U.S. corporations	6,790	6,776

Total marketable securities	$17,806	$17,776

Other comprehensive loss of $0.03 million for the three and nine month periods ended September 30, 2005 consists of the unrealized losses on marketable securities. The Company did not have any marketable securities on December 31, 2004.

NOTE E—PROPERTY AND EQUIPMENT

At September 30, 2005, the Company’s operating fleet consisted of 111 aircraft, including 28 Boeing 767, 70 McDonnell Douglas DC-9 and 13 McDonnell Douglas DC-8 aircraft.

Property and equipment consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Aircraft and flight equipment	$582,433	$539,414
Support equipment	46,253	44,134
Vehicles and other equipment	2,057	1,715
Leasehold improvements	13	13

	$630,756	$585,276
Accumulated depreciation	(259,620)	(233,630)

Property and equipment, net	$371,136	$351,646

Aircraft and flight equipment included $35.5 million for aircraft held under capitalized leases as of September 30, 2005 and December 31, 2004. Accumulated depreciation included $5.2 million as of September 30, 2005 and $3.4 million as of December 31, 2004 for capital leases.

NOTE F—LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Promissory note due to DHL	$92,276	$92,949
Capital lease obligations	82,956	88,861

Total long-term obligations	$175,232	$181,810
Less: current portion	(8,445)	(7,954)

Total long-term obligations, net	$166,787	$173,856

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are for five Boeing 767 aircraft, and consist of two different leases, both expiring in 2011 with options to renew for six additional years. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (6.375% at September 30, 2005). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. The interest expense related to the capitalized aircraft lease obligations is reimbursable with mark-up under the ACMI agreement with DHL.

The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets and bear interest equal to the prime rate or a short-term LIBOR (a one-, two- or three-month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of September 30, 2005, the unused credit facility totaled $37.8 million, net of outstanding letters of credit of $7.2 million. There were no borrowings outstanding under the Credit Agreement as of September 30, 2005.

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

Commitments

In July 2005, the Company acquired two additional Boeing 767 aircraft that the Company is committed to converting from their original passenger configuration to an industry standard freighter configuration. In September 2005, the Company reached an agreement with Delta Airlines, Inc. (“Delta”) committing the Company to purchase eleven additional Boeing 767 aircraft from Delta through 2008. The Company anticipates contracting with an aircraft maintenance provider to modify these aircraft from passenger to freighter configurations. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $209.4 million for the thirteen aircraft. Payments by period are estimated below (in thousands):

	2005	2006	2007	2008	Total
Aircraft and anticipated modification commitments	$17,445	61,963	72,460	57,503	$209,371

In October 2005, Delta announced that, due to its Chapter 11 bankruptcy proceedings, the eleven Boeing 767 aircraft noted above will be included in an auction to be held November 22, 2005. Competing bids must provide for a purchase price greater than the Company’s agreement with Delta. A sale hearing is scheduled for November 29, 2005. Management anticipates that the Company’s prior purchase agreement for the eleven aircraft will remain in effect after the sale hearing.

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

Legal Proceedings

(a) Department of Transportation (“DOT”) Continuing Fitness Review

The Company filed a notice of substantial change with the DOT arising from its separation from Airborne. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of this year, the DOT will determine whether the Company continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

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

The DOT has yet to specify the procedures it intends to use in processing the Company’s filing. Management believes the DOT should find that the Company is controlled by U.S. citizens and continues to be fit, willing and able to engage in air transportation of cargo.

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

The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In March 2004, the NLRB prosecuted ALPA on the unfair labor practice charges. On July 2, 2004, an Administrative Law Judge (“ALJ’) for the NLRB issued a decision finding that ALPA’s grievance and counterclaim violated the secondary boycott provisions of the National Labor Relations Act, and recommended that the NLRB order ALPA to withdraw both actions. ALPA appealed the ALJ’s finding to the full NLRB, which subsequently affirmed the ALJ’s decision in its own decision and order dated August 27, 2005.

ALPA has filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit and that Court has granted a motion filed by the Company to intervene in the case. Management believes that the NLRB’s decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

(c) Alleged Violations of Immigration Laws

The Company reported in January of this year that it was cooperating fully with an investigation by the U.S. Department of Justice (“DOJ”) with respect to Garcia Labor Co., Inc., (“Garcia”) a temporary employment agency based in Morristown, Tennessee, and ABX Air’s use of contract employees that were being supplied to it by Garcia. The investigation concerns the immigration status of the Garcia employees assigned to the Company. Since that time, the Company has been continuing to cooperate with the investigation.

The Company terminated its contract with Garcia in early February of this year and replaced the Garcia employees.

The DOJ has notified the Company that the Company and several Company employees in its human resources department are now targets of the investigation by the DOJ relating to Garcia and its employees. Representatives of the Company are scheduled to meet with the DOJ at the end of November to discuss the investigation and to communicate the Company’s position that neither it nor its employees engaged in any wrongdoing with respect to Garcia and its employees.

NOTE H—COMPONENTS OF NET PERIODIC BENEFIT COST

The Company sponsors a qualified defined benefit pension plan for its flight crewmembers and a qualified defined benefit pension plan for its other employees that meet minimum eligibility requirements. The Company also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. The Company sponsors a postretirement healthcare plan, which is unfunded.

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on the Company’s postretirement costs.

The Company’s net periodic benefit cost for its qualified defined benefit pensions and postretirement healthcare plans is as follows (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Postretirement Healthcare Plan		Pension Plans		Postretirement Healthcare Plan
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$7,455	$6,556	$498	$296	$22,365	$19,668	$1,494	$889
Interest cost	5,851	4,939	395	253	17,553	14,817	1,185	760
Expected return on plan assets	(5,120)	(4,050)	—	—	(15,360)	(12,150)	—	—
Amortization of prior service cost	928	851	4	(10)	2,784	2,553	12	(32)
Amortization of net loss	1,626	974	251	75	4,878	2,922	753	225

Net periodic benefit cost	$10,740	$9,270	$1,148	$614	$32,220	$27,810	$3,444	$1,842

During the three and nine month periods ended September 30, 2005, the Company paid $21.3 million and $34.8 million of contributions to its qualified defined benefit pension plans, respectively. The Company presently anticipates contributing an additional $7.2 million to fund its qualified pension plans during the remainder of 2005 for a total of $42.0 million.

On September 1, 2005, the Company closed its qualified defined benefit plan to newly hired, non-flight crewmember employees. Instead, new non-flight crewmember employees will receive an annual contribution based on a fixed percentage of eligible compensation to a defined contribution plan.

NOTE I—SEGMENT INFORMATION

The Company provides air cargo transport, line-haul logistics and package handling services to DHL under the ACMI and Hub Services agreements, which are aggregated below as “DHL” (see Note A). The Company’s other activities, which include ACMI services for customers other than DHL, parts sales and aircraft maintenance services do not constitute a reportable segment and are combined in “All Other” below (in thousands):

	Three Months Ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Revenues:
DHL	$360,967	$283,017	$1,045,358	$827,119
All Other	8,954	6,791	22,394	14,029

Total	$369,921	$289,808	$1,067,752	$841,148

Earnings:
DHL	$5,203	$4,731	$15,395	$14,191
All Other	2,188	2,368	5,834	4,714

Total	$7,391	$7,099	$21,229	$18,905

	September 30, 2005	December 31, 2004
Assets:
DHL	$379,227	$463,904
All Other	105,467	9,019

Total	$484,694	$472,923

For the purposes of internal reporting, the Company does not allocate overhead cost to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

Assets in the All Other category include two 767 aircraft, marketable securities, cash, cargo containers and material handling equipment currently being utilized in non-DHL activities. The Company reached an agreement with DHL to temporarily defer two 767 freighter aircraft from DHL service and instead deploy the aircraft in its non-DHL ACMI/charter operations for a 12-month period. During the 12 months, the depreciation, maintenance and other operating costs associated with these two aircraft will be borne by the Company and not reimbursed by DHL under the ACMI agreement. After the 12-month deferral, which is expected to end during the second quarter of 2006, the aircraft will be placed back into service for DHL with their subsequent costs reimbursed under the ACMI agreement.

NOTE J—STOCK–BASED PAYMENTS

In June 2005, the Company’s Board of Directors granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which had previously been approved by the Company’s stockholders. Employees were granted nonvested stock awards and stock unit awards. The awards will settle for employees actively employed at the Company on December 31, 2007. The nonvested stock awards can fully settle earlier upon death, disability or after qualifying for retirement. The stock unit awards will be converted into Company stock after December 31, 2007, based on performance and market conditions. The performance condition awards will be converted into a number of shares of Company stock depending on the Company’s average return on equity between April 1, 2005 and December 31, 2007. Similarly, the market condition awards will be converted into a number of shares of Company stock depending on the appreciation of the Company’s stock compared to the total shareholder return of the NASDAQ Transportation Index between April 1, 2005 and December 31, 2007. A portion of the performance and market condition awards can be earned if the employee retires, dies or becomes disabled before December 31, 2007 and the performance and market conditions are met. The Company expects to settle the performance and market condition awards by issuing new shares of stock.

Board members were granted time-based awards that vest through December 31, 2005 and will settle when a board member ceases to be a director of the Company. The Company expects to settle the time-based awards by issuing new shares of stock.

To account for the awards, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment.” The standard requires the Company to measure the cost of services received in exchange for stock-based awards using the grant-date fair value of the award. The cost of the awards is recognized over the period during which service is required to be provided. No compensation cost will be recognized for awards in which the service is not rendered. The grant-date fair value of each nonvested stock award, time-based award and performance condition award granted by the Company was $7.79, the value of the Company’s stock on the date of grant. The grant-date fair value of each market condition award was $9.91. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 3.68%, a term of 30 months, and a volatility of 45.2% based on historical volatility over one year using daily stock prices. For the three and nine month periods ended September 30, 2005, the Company recorded expense of $0.2 million and $0.3 million for stock incentive awards. At September 30, 2005, there was $2.2 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 2.1 years. As of September 30, 2005, awards totaling 264,600 had been granted and were outstanding. None of the time-based awards, performance condition awards or market condition awards were convertible, and none of the nonvested stock awards had vested as of September 30, 2005. These awards could result in a maximum number of 326,750 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2007.

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

BACKGROUND

On August 15, 2003, ABX was separated from its former parent, Airborne Inc., (“Airborne”), and became an independent, publicly-owned company. The separation of ABX from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express, B.V., an integrated, global cargo carrier. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. On January 1, 2005, Airborne was merged into DHL Express (USA), Inc., a wholly-owned subsidiary of DHL Holdings (USA), Inc. (“DHL Holdings”). (Hereinafter, DHL Holdings, DHL Express (USA), Inc. and Airborne will sometimes be referred to individually and collectively as “DHL”.)

At the time of the separation, ABX and DHL entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”), and a hub and line-haul services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to DHL on a cost-plus-pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, and line-haul logistics services, as well as airport facilities and equipment maintenance services for DHL, also on a cost-plus-pricing structure. Costs incurred under these agreements are generally marked-up by 1.75% and included in revenues. Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to an additional 1.60% under the ACMI agreement, and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. The Hub Services agreement was amended, as described below, to temporarily change the base mark-up and the quarterly incremental mark-up. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up. The ACMI agreement and the Hub Services agreement have initial terms of seven and four years, respectively. However, DHL can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub Services agreement. Additionally, DHL can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

In August 2005, DHL and ABX agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of ABX’s revenue potential under a cost-related incentive. The amendment temporarily reduces the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that ABX can earn from costs incurred during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. Additionally, the initial term of the Hub Services agreement was extended for an additional year and will not be subject to annual renewals until August 15, 2007. In 2006, the base mark-up will revert to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive will revert to the previous level of approximately 0.54%. The amendment does not change the annual cost and service-related incremental mark-up opportunities under the Hub Services agreement. The Hub Services agreement, as amended, continues to allow DHL to terminate specific services upon providing a sixty-day notice. The amendment does not affect the mark-up or the term of the ACMI agreement, which were described above.

We project that revenues from base mark-up will be approximately $1.5 million less during the last six months of 2005 than they would have been prior to the amendment. ABX earned back $0.3 million of this reduction in the third quarter through the additional incremental mark-up. ABX has an opportunity to earn back more of this reduction in the base mark-up by improving upon budgeted costs during the fourth quarter of 2005. However, our ability to achieve incremental mark-up from the quarterly cost incentives is unknown.

DHL INTEGRATION PLANS

As a result of its merger with Airborne in 2003, DHL is integrating its operating resources to eliminate duplicative costs, including the cost of overlapping air routes among its airlift suppliers. As previously reported, on November 3, 2004, DHL notified ABX of its plans to remove twenty-six of ABX’s aircraft from service during 2005, affecting twenty-two scheduled air routes. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions are subject to change. Through September 30, 2005, seven aircraft have been removed from active service under the ACMI agreement since November 3, 2004. While a reduction in scheduled routes flown by ABX was implemented in September 2005 at the time of the main hub consolidation in Ohio, ABX has not received further notification from DHL of the release of specific aircraft from the ACMI agreement. The timing and number of additional aircraft reductions are at the discretion of DHL. The impact of DHL’s future airlift plans on ABX’s operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the number and timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of ABX’s stockholders’ equity. The removal of subsequent aircraft from the ACMI agreement could result in non-reimbursable write-downs if the fair market value of removed aircraft is less than their carrying value.

Pursuant to the terms of the ACMI agreement, ABX has certain rights to put to DHL any aircraft that is removed from service. ABX can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL depends on a number of factors including the anticipated number of aircraft to be removed, the type of aircraft removed, demand for cargo airlift and the market value for aircraft. Management assesses the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if ABX’s stockholders’ equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, any amount by which the fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

In 2005, we were notified by DHL that it intended to assume administration of those charter aircraft that we previously contracted from other airlines to operate in tertiary markets. The transition of contracted aircraft to DHL occurred during September of 2005. On an annualized basis, these expenses are projected at $22.0 million. The annualized impact of the loss of this business volume from the ACMI agreement is projected at between $0.4 million and $0.7 million in net earnings and cash flow. For fiscal 2005, the impact on net earnings and cash flows is projected to be approximately $0.2 million in the last four months of the year.

In September 2005, DHL consolidated its Northern Kentucky hub operations into a central U.S. hub at its Wilmington, Ohio facilities, which we operate under the Hub Services agreement. Since the merger in August 2003, DHL has expanded its ground network by increasing capacity at its regional sorting hubs and adding seven new regional sorting hubs in 2004, which we operate under the Hub Services agreement. During the third quarter of 2005, two regional hubs were relocated to larger capacity facilities that we continue to operate for DHL.

RESULTS OF OPERATIONS

For the third quarter of 2005, we had net earnings of $7.4 million compared to net earnings of $7.1 million for the third quarter of 2004. Total revenues increased 27.6% to $369.9 million compared to the third quarter of 2004, while revenues from DHL increased 27.5% compared to the third quarter of 2004. For the first nine months of 2005, we had net earnings of $21.2 million compared to net earnings of $18.9 million for the first nine months of 2004. Revenues increased 26.9% to $1,067.8 million compared to the first nine months of 2004. Revenues from DHL increased 26.4% compared to the first nine months of 2004. The increase in DHL revenues was driven by increased costs under the Hub Services agreement and increased fuel prices as compared to 2004. During the first nine months of 2005, the average cost of aviation fuel increased 43.4% compared to the same period of 2004. Our costs subject to mark-up under the Hub Services agreement increased 47.1% and 44.2% for the third quarter and first nine months of 2005, respectively, as compared to 2004. Our hub services costs increased primarily due to the expansion of DHL’s ground network since the third quarter of 2004. In the last four months of 2004, DHL added seven new regional sort centers that we operate under the Hub Services agreement. Our costs subject to mark-up under the ACMI agreement increased 1.0% and 1.9% for the third quarter and first nine months of 2005, respectively, as compared to 2004, primarily due to salaries and benefits. Our expenses for the DHL ACMI agreement were not materially impacted by the expansion of DHL’s ground network.

As a result of increased hub services expenses, our earnings on base revenues from the two agreements increased by $0.1 million and $1.6 million during the third quarter and first nine months of 2005, respectively, compared to the corresponding 2004 periods. Earnings on base revenues reflect an increase in level of costs for hub services subject to mark-up as a result of the expanded DHL network and higher volumes of pieces processed by ABX. The increase due to the effect of higher base cost is partially offset in the third quarter by the temporarily reduced mark-up percentage of 1.25% stipulated in the recently amended Hub Services agreement described above.

Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $1.2 million and $0.9 million of incremental mark-up under the two agreements during the third quarter of 2005 and 2004, respectively. For the first nine months of 2005 and 2004, we earned $2.4 million and $2.9 million, respectively, of incremental mark-up under the two agreements. The incremental mark-up for hub services increased $0.3 million during the third quarter of 2005, compared to the third quarter of 2004. The increase in incremental mark-up for the Hub Services agreement compared to the third quarter of 2004 is a result of the temporary increase in the incremental mark-up to approximately 1.04% of related cost from 0.54% in previous periods. The mark-up increase is stipulated in the recently amended Hub Services agreement described above. During the first nine months of 2005, the incremental mark-up was negatively impacted by a higher mix of larger box traffic, the implementation of additional package handling processes requested by DHL, which required more hours than budgeted, the construction associated with the hub consolidation in Ohio, severe winter weather at the main sort hub in Ohio and in the Northeast and the replacement of a large number of contract workers in January 2005 arising from concerns about the immigration status of some of those workers.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenues for the first nine months of 2005 and 2004. Any revenue earned through the achievement of annual goals is recorded in the fourth quarter. The maximum incremental mark-up available from the annual cost goals is approximately 0.81% of eligible, annual costs under both commercial agreements. It is difficult to project a result for the annual cost-related incentives based on actual results through the nine months ended September 30, 2005. However, if ABX’s actual performance as compared to the annual budget for the first nine months of 2005 remains unchanged for the full year, incremental mark-up from the annual cost incentives would be equivalent to 75.8% of the maximum available under the ACMI agreement and none of the available annual mark-up under the Hub Services agreement. By comparison, for 2004 ABX earned 100% and 75.9% of the maximum incremental mark-up from the annual cost incentives for the ACMI and Hub Services agreements, respectively. The maximum incremental mark-up available from the annual service goals is 0.25% of costs subject to mark-up under the ACMI agreement and 0.75% of costs subject to mark-up under the Hub Services agreement. If ABX’s actual service performance for the first nine months of 2005 were sustained for the year, incremental mark-up from the annual service incentives would be equivalent to 60.0% of the maximum available under the ACMI agreement and 36.7% of the maximum available under the Hub Services agreement. For 2004, ABX earned 80.0% and 100% of the maximum incremental mark-up from the annual service incentives for the ACMI and Hub Services agreements, respectively. Actual cost and service performance for the first nine months of 2005 is not necessarily indicative of full year performance, and results during the last three months of 2005 may improve, or detract from, performance through September 30, 2005.

Non-DHL revenues grew to $9.0 million in the third quarter of 2005, a 31.9% increase over non-DHL revenues of $6.8 million during the third quarter of 2004. For the first nine months of 2005, non-DHL revenues grew to $22.4 million, a 59.6% increase over non-DHL revenues of $14.0 million during the first nine months of 2004. Growth of non-DHL revenues was driven by sales of aircraft maintenance services and parts, increased air cargo transportation revenues, and revenues from operating a U.S. Postal Service hub since September 2004.

Our earnings included $1.5 million and $2.4 million from non-DHL customers for the third quarters of 2005 and 2004, respectively. For the first nine months of 2005 and 2004, earnings from non-DHL customers were $4.3 million and $4.7 million, respectively. During the third quarter of 2005, we recorded bad debt expense of approximately $0.6 million to reserve amounts due from airline customers who filed for bankruptcy protection during the quarter. Non DHL earnings also declined $0.3 million due to additional compensation expense for stock incentive awards granted to certain employees in 2005. During 2005, increased earnings from aircraft maintenance services and parts sales and operation of a U.S. Postal Service hub were partially offset by reduced earnings from non-DHL ACMI services. Non-DHL ACMI earnings declined due to higher depreciation expense from two Boeing 767 aircraft which were placed in service during the second quarter. We reached an agreement with DHL to temporarily defer these two 767 freighter aircraft from DHL service and instead deploy the aircraft in our non-DHL cargo operations for a 12-month period. During the 12 months, the depreciation, maintenance and other operating costs associated with the aircraft will be borne by ABX and not reimbursed by DHL under the ACMI agreement. After the 12-month deferral, which is expected to end during the second quarter of 2006, the aircraft will be placed back into service for DHL and their costs reimbursed under the ACMI agreement. During the deferral period, the Boeing 767 aircraft are replacing DC-8 aircraft which are less economical for customers on longer flights. We believe that deploying the more fuel-efficient Boeing 767 aircraft in our non-DHL operations improves our ability to attract and retain new customers. Because of the fixed depreciation expense, future earnings from non-DHL ACMI services will depend on customer utilization of these two Boeing 767 aircraft.

A summary of our earnings is shown below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues
DHL Contracts
ACMI
Base mark-up	$119,926	$118,709	$364,119	$357,241
Incremental mark-up	682	615	1,678	1,618

Total ACMI	120,608	119,324	365,797	358,859
Hub Services
Base mark-up	153,998	105,197	433,116	300,880
Incremental mark-up	557	266	753	1,255

Total Hub	154,555	105,463	433,869	302,135
Other Reimbursable	85,804	58,230	245,692	166,125

Total DHL	360,967	283,017	1,045,358	827,119
All Other	8,954	6,791	22,394	14,029

Total revenues	$369,921	$289,808	$1,067,752	$841,148

Expenses
DHL Contracts
ACMI	$117,864	$116,667	$357,857	$351,097
Hub Services	152,096	103,389	426,414	295,706
Other Reimbursable	85,804	58,230	245,692	166,125

Total DHL	355,764	278,286	1,029,963	812,928

All Other	7,460	4,423	18,109	9,315

Total expenses	$363,224	$282,709	$1,048,072	$822,243

Earnings
DHL Contracts
ACMI	$2,744	$2,657	$7,940	$7,762
Hub Services	2,459	2,074	7,455	6,429
Other Reimbursable	—	—	—	—

Total DHL	5,203	4,731	15,395	14,191

All other	1,494	2,368	4,285	4,714
Interest income	694	—	1,549	—

Total earnings	$7,391	$7,099	$21,229	$18,905

Our earnings from customers other than DHL do not include an allocation of overhead expenses. Our agreements with DHL require that after our non-DHL revenues reach 10% of our total revenues, we must allocate a portion of our overhead expenses to the non-DHL business. At that time, the allocated expenses would not be subject to reimbursement under the DHL commercial agreements.

The table below compares selected operating statistics for the three months ended September 30, 2005 and 2004.

	Periods Ended September 30
	Three Months			Nine Months
	2005	2004	% Change	2005	2004	% Change
Pieces handled (millions)	155.3	132.4	17.3%	473.2	378.9	24.9%
Pounds processed (millions)	709.5	579.4	22.5%	2,062.9	1,660.2	24.3%
Pieces handled per labor hour paid	29.3	36.2	(19.1)%	32.4	36.0	(10.0)%
Gallons of aviation fuel expensed (millions)	35.3	35.8	(1.4)%	107.4	108.1	(.6)%
Average price per gallon of aviation fuel	$1.95	$1.34	45.5%	$1.75	$1.22	43.4%

Our operating expenses are impacted by the volume of packages handled for DHL and by the type of service we provide. Generally, higher piece volumes increase our expenses and positively impact revenues and earnings. The increase in pieces handled and pounds processed were primarily a result of the growth in DHL’s ground delivery service and the expansion of DHL’s ground network. Pieces handled per labor hour in 2005 have declined as compared to 2004. This reflects the impact of a greater proportion of box volume to total volume handled, DHL’s request for additional package handling processes and construction in Ohio for the hub consolidation which occurred in September of 2005. The decline in pieces handled per labor hour also reflects the more severe winter in Ohio and in the Northeast and the replacement of a large number of contract workers at certain hubs during the first quarter of 2005.

Salaries, wages and benefits expense increased 27.2% and 21.9% during the three and nine month periods ended September 30, 2005, respectively, as compared to the corresponding periods of 2004. Total paid hours increased 44.7% and 38.6% for the third quarter and first nine months of 2005, respectively, compared to the corresponding periods in 2004. The increases are primarily due to the higher levels of staffing and contracted labor necessary to operate the consolidated hub and the seven additional hubs and to process the increased piece volumes compared to the previous year. In June 2005, the Company’s Board of Directors granted stock incentive awards to certain employees pursuant to a long-term incentive plan which had previously been approved by the Company’s stockholders. The 2005 expense associated with these awards is projected to be approximately $0.5 million and will not be reimbursed by DHL.

Purchased line-haul expense increased 42.7% and 48.9% during the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The increase reflects continued growth in DHL’s deferred delivery products that are generally transported via truck, as well as additional line-haul to accommodate more inter-hub shipments for DHL’s expanded ground network. For the third quarter and first nine months of 2005, this category also includes $3.9 million and $15.0 million, respectively, for charter aircraft contracted by ABX for DHL. The administration of these charters and their related cost were transitioned to DHL during the third quarter of 2005.

Fuel expense increased 38.1% and 41.3% during the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The increases were driven by higher market prices for aviation fuel. The average aviation fuel price was $1.95 and $1.34 per gallon in the third quarters of 2005 and 2004, respectively. The consumption of aviation fuel during 2005 declined slightly compared to the same periods of 2004 due to reduced flight hours of our fleet of DC-8 aircraft. The risks of fuel price volatility are effectively assumed by DHL through the ACMI agreement.

Maintenance, materials and repairs decreased 7.5% and 3.0% during the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods of 2004. Lower maintenance cost for declining flight hours of our fleet of DC-8 aircraft were partially offset by increased maintenance costs related to increased flight hours of Boeing 767 aircraft.

Depreciation and amortization expense increased 16.9% and 11.1% during the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The increase is primarily a result of four additional Boeing 767 aircraft that we placed in service since the second quarter of 2004. Our future depreciation expense will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement, as well as additional Boeing 767 aircraft that we will place into service.

Landing and ramp expense increased 17.5% and 18.6% during the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods of 2004. These expenses were higher due to rate increases at the airports we utilize. Additionally, this category includes deicing costs, which were higher in 2005 due to more adverse winter weather in the first quarter of 2005 as compared to 2004.

Rent expense increased $0.7 million and $1.5 million during the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods of 2004, due to additional equipment rentals to support the expanded DHL network.

Other operating expenses include travel, professional fees, insurance, utilities and the cost associated with part sales and aircraft maintenance services to customers other than DHL. Other operating expenses increased $3.6 million and $8.6 million during the three and nine month periods ended September 30, 2005, respectively, compared to the corresponding periods of 2004. The increases were primarily due to bad debt reserves, logistic services, utilities, travel, recruiting, relocations, security and other costs necessary to support the hub consolidation project and other changes in the DHL network.

Our interest expense for 2005 increased due to a reduced amount of interest capitalized as a result of a lower level of aircraft modification work in process compared to 2004. Interest income increased by achieving higher yields on excess cash and cash equivalents as compared to the third quarter of 2004. During 2004, interest earned on cash and cash equivalents reduced interest expense when calculating revenue under the DHL agreements. Beginning in 2005, interest earned on cash and cash equivalents is not included in the DHL revenue calculation.

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

In 2005, the State of Ohio enacted a Commercial Activity Tax (“CAT”) on business receipts generated in Ohio. The CAT became effective on July 1, 2005, initially resulting in a 0.06% tax on ABX’s gross receipts generated in Ohio. The CAT will phase in over five years to a maximum rate of 0.26% in 2009. We believe that receipts related to the DHL ACMI agreement and other customer ACMI agreements are exempt from the Ohio CAT by U.S. federal law. Additionally, our contracts with DHL stipulate that non-income tax expense, such as the CAT, is reimbursable without mark-up.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Operating cash flows were $76.7 million and $63.2 million in the first nine months of 2005 and 2004, respectively. The increase in operating cash flows in 2005 compared to 2004 is primarily a result of receiving amounts from DHL related to 2004 revenues offset by larger cash outflows for pension funding and accrued expenses. Our net operating cash flows are primarily a function of aircraft depreciation expense reimbursable by DHL, the mark-up earned under our commercial agreements with DHL, and the differences between pension funding and pension expense, which is reimbursed with mark-up by DHL. Our future operating cash flows will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement.

Capital spending levels are primarily a result of aircraft acquisitions and related modification costs. Total capital expenditures were $47.2 million in the first nine months of 2005 compared to $58.6 million in the first nine months of 2004. Our capital expenditures in the first nine months of 2005 included the acquisition of two Boeing 767 aircraft and cargo modification costs for three Boeing 767 aircraft. In the first nine months of 2004, our capital expenditures included the acquisition of two Boeing 767 aircraft, a spare engine and cargo modification cost for two Boeing 767 aircraft. The level of capital spending for all of 2005 is anticipated to be approximately $66.0 million compared to $73.7 million in 2004.

During the third quarter of 2005, we invested excess cash balances in a portfolio of marketable debt securities which we have classified as available for sale. We purchased $21.3 million and redeemed $3.5 million of marketable securities during the third quarter of 2005.

Cash requirements

ABX is committed to converting two recently acquired Boeing 767 aircraft from their original passenger configuration to an industry standard freighter configuration. In September 2005, we reached an agreement with Delta Airlines (“Delta”) committing ABX to purchase eleven additional Boeing 767 aircraft from Delta through 2008. We anticipate contracting with an aircraft maintenance provider to modify these aircraft from passenger to freighter configurations. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $209.4 million for the thirteen aircraft. Payments by period are estimated below (in thousands):

	2005	2006	2007	2008	Total
Aircraft and anticipated modification commitments	$17,445	61,963	72,460	57,503	$209,371

In October 2005, Delta announced that, due to its Chapter 11 bankruptcy proceedings, the eleven Boeing 767 aircraft noted above will be included in an auction to be held November 22, 2005. Competing bids must provide for a purchase price greater than the Company’s agreement with Delta. A sale hearing is scheduled for November 29, 2005. We anticipate that ABX’s prior purchase agreement for the eleven aircraft will remain in effect after the sale hearing.

We estimate that contributions to our qualified defined benefit pension plans will be $7.2 million for the remainder of 2005 and total $42.0 million for the year. We estimate our total pension expense, which is reimbursable under the two DHL agreements, will be $10.7 million for the remainder of 2005 for all pension plans. For the year, we estimate total pension expense for qualified plans will be $43.0 million.

Liquidity and Capital Resources

At September 30, 2005, we had approximately $44.4 million of cash and cash equivalents, $15.0 million of marketable securities that mature within one year, and $18.4 million of accounts receivable due from DHL. We anticipate that our current cash balances, combined with forecasted cash flows provided by the commercial agreements with DHL and growth in new business, will be sufficient to fund our planned operations and capital expenditures for the foreseeable future. DHL guarantees our financing obligations for three Boeing 767 aircraft. The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of September 30, 2005, the unused credit facility totaled $37.8 million, net of outstanding letters of credit of $7.2 million.

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

In addition to a base mark-up of 1.75%, both the ACMI and Hub Services agreements provide for an incremental mark-up potential above the base 1.75%, based on our achievement of specified cost and service goals. The ACMI agreement provides for a maximum potential incremental mark-up of 1.60%, with 1.35% based on cost performance and 0.25% based on service performance. The Hub Services agreement provides for a maximum potential incremental mark-up of 2.10%, with 1.35% based on cost performance and 0.75% on service performance. Both contracts call for 40% of any incremental mark-up earned from cost performance to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, a maximum mark-up of approximately 0.54% may be achieved based on quarterly results and recognized in our quarterly revenues. The Hub Services agreement was amended, as described below, to temporarily change the base mark-up and the quarterly incremental mark-up. Up to a maximum mark-up of approximately 0.81%, based on annual cost performance, could be recognized during the fourth quarter, when full year results are known. Incremental mark-up potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the Hub Services agreement) is measured annually and any revenues earned from their attainment would be recognized during the fourth quarter, when full year results are known. Management cannot predict to what degree we will be successful in achieving incremental mark-up.

In August 2005, DHL and ABX agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of ABX’s revenue potential under a cost-related incentive. The amendment temporarily reduces the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that ABX can earn from cost incurred during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. In 2006, the base mark-up will revert to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive will revert to the previous level of approximately 0.54%. The amendment does not change the annual cost and service-related incremental mark-up opportunities under the Hub Services agreement. The amendment does not affect the mark-up or the term of the ACMI agreement.

ABX derives a portion of its revenues from customers other than DHL. Non-DHL ACMI/charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

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

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our postretirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover affect the valuations. For our postretirement healthcare plans, consideration of future medical cost trend rates is a critical assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ABX is exposed to market risks in the ordinary course of business. ABX incurs market risk for changes in the price of jet and diesel fuel. However, this risk is largely mitigated by reimbursement without mark-up through the ACMI agreement.

ABX has interest rate risk as a result of debt obligations. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is largely mitigated, however, because our interest expense for the debt with variable rate risk is marked up and charged to DHL under the ACMI agreement. The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Our outstanding debt obligations are shown below (in thousands):

	September 30, 2005	December 31, 2004
Fixed Rate	$123,862	$126,383
Variable Rate	51,370	55,427

Total Outstanding Debt	$175,232	$181,810

ABX faces financial exposure to changes in interest rates. ABX has a portfolio of marketable securities consisting primarily of U.S. Government agency obligations. These securities are classified as available-for-sale, and consequently are recorded at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. The following table presents expected cash flows from market risk sensitive financial instruments over the next five years (in thousands). These financial instruments are denominated in U.S. dollars and are not held for the purpose of trading.

	Fair Value	Contractual Maturities
		2005	2006	2007
Fixed Rate Securities	$16,777	$2,250	$13,501	$1,000
Weighted Average Interest Rate		4.25%	4.85%	4.21%

Variable Rate Securities	$999	$—	$—	$1,000
Weighted Average Interest Rate				3.92%

ABX does not have any derivative financial instruments at September 30, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer and Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in ABX’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, ABX’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

i. Department of Transportation (“DOT”) Continuing Fitness Review

The Company filed a notice of substantial change with the DOT arising from its separation from Airborne. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of this year, the DOT will determine whether the Company continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

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

The DOT has yet to specify the procedures it intends to use in processing the Company’s filing. Management believes the DOT should find that the Company is controlled by U.S. citizens and continues to be fit, willing and able to engage in air transportation of cargo.

ii. ALPA Lawsuit

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

The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges the Company filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In March 2004, the NLRB prosecuted ALPA on the unfair labor practice charges. On July 2, 2004, an Administrative Law Judge (“ALJ”) for the NLRB issued a decision finding that ALPA’s grievance and counterclaim violated the secondary boycott provisions of the National Labor Relations Act, and recommended that the NLRB order ALPA to withdraw both actions. ALPA appealed the ALJ’s finding to the full NLRB, which subsequently affirmed the ALJ’s decision in its own decision and order dated August 27, 2005.

ALPA has filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit and that Court has granted a motion filed by the Company to intervene in the case. Management believes that the NLRB’s decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

iii. Alleged Violations of Immigration Laws

The Company reported in January of this year that it was cooperating fully with an investigation by the U.S. Department of Justice (“DOJ”) with respect to Garcia Labor Co., Inc., (“Garcia”) a temporary employment agency based in Morristown, Tennessee, and ABX Air’s use of contract employees that were being supplied to it by Garcia. The investigation concerns the immigration status of the Garcia employees assigned to the Company. Since that time, the Company has been continuing to cooperate with the investigation.

The Company terminated its contract with Garcia in early February of this year and replaced the Garcia employees.

The DOJ has notified the Company that the Company and several Company employees in its human resources department are now targets of the investigation by the DOJ relating to Garcia and its employees. Representatives of the Company are scheduled to meet with the DOJ at the end of November to discuss the investigation and to communicate the Company’s position that neither it nor its employees engaged in any wrongdoing with respect to Garcia and its employees.

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of ABX Air, Inc. [2]

10.1	ABX Air, Inc. 2005 Long-Term Incentive Plan [1]

10.2	Performance-based Stock Unit Award Agreement [3]

10.3	Time-based Restricted Stock Award Agreement [4]

10.4	Time-based Restricted Stock Unit Award Agreement[5]

10.5	Second Amendment to the Hub and Line-Haul Services Agreement by and between DHL Express (USA), Inc and ABX, Air, Inc, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 31, 2005.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2005.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on July 12, 2005.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2005.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC., a Delaware Corporation
Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: November 9, 2005

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: November 9, 2005