Form 10-K
period 2005-12-31
ABX AIR INC
filed 2006-03-16
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, Par Value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $472,286,518.

As of March 15, 2006, 58,270,400 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 9, 2006, are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors” starting on page 8 and “Outlook” starting on page 16.

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com.

ABX AIR, INC. AND SUBSIDIARIES

2005 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Background

ABX Air, Inc. (“ABX”) operates a fleet of 112 aircraft as of December 31, 2005, providing air cargo transportation. We complement our air transport capabilities with package handling, warehousing and line-haul logistic services. We operate primarily in the United States but have the authority to fly worldwide. ABX’s headquarters and the principal site of our airline hub and package sorting operation are located in Wilmington, Ohio. We employ approximately 7,300 full-time employees and 4,200 part-time employees.

DHL Express (USA), Inc. (“DHL”) is our largest customer, constituting approximately 98% of our total revenues in recent years. We manage a network of 19 hubs for DHL, providing package sorting and handling. We process shipments ranging from individual letters to shipper-packaged pallets of electronic equipment, retail catalogs, movies and pharmaceuticals. Using our aircraft, we assist DHL in providing domestic express delivery services for cargo typically requiring next day delivery. We utilize contracted line-haul from third-party trucking companies to transport deferred delivery cargo within the DHL network. Deferred delivery cargo is scheduled for delivery at a specific time, but has longer service intervals than the express freight generally transported by our aircraft. We do not provide local pickup and delivery services to consumers.

We also offer ACMI (aircraft, crew, maintenance and insurance) and on-demand charter services to freight forwarders and other major shippers. We sell aircraft parts, provide maintenance and repair services for airframes and aircraft components and conduct flight-training services for customers. Additionally, we operate a sorting facility for the U.S. Postal Service and have provided cargo transportation and sorting services to the U.S. Postal Service, typically during seasonal volume peaks.

ABX was formed as a Delaware corporation in 1980. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne in conjunction with a merger agreement between Airborne and DHL Holdings (USA), Inc., (“DHL Holdings”) a wholly-owned subsidiary of DHL Worldwide Express, B.V. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. ABX became an independent publicly traded company. The separation of ABX from Airborne occurred according to the terms and conditions of the separation agreement, which was included in our S-4 registration statement amended on July 11, 2003. On January 1, 2005, Airborne was merged into DHL.

Business with DHL

In conjunction with the separation from Airborne, ABX and Airborne entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul services agreement (“Hub Services agreement”) effective August 16, 2003. After Airborne was merged into DHL, the ACMI agreement and the Hub Services agreement were assumed by DHL. On January 1, 2006, DHL Express (USA), Inc. assigned the agreement to DHL Network Operations (USA), Inc. Hereinafter, DHL Express (USA), Inc., DHL Holdings, DHL Network Operations (USA), Inc. and the former Airborne will sometimes be referred to individually and collectively as “DHL”.

Under these agreements we provide services to DHL on a cost plus basis. We assist DHL in providing domestic express and deferred delivery services to its customers. DHL’s express delivery services include its Next Day Services and DHL 2nd Day Service. Next Day Services are primarily transported by our fleet of aircraft and sorted through our nightly hub operations. 2nd Day and DHL’s other deferred delivery services, which include DHL@Home and DHL Ground Service, are primarily transported by contracted trucks and sorted through our Wilmington daytime sort and regional hub operations. Some of the packages for 2nd Day Service and for deferred delivery services may be transported on our aircraft.

Recent Development:    On March 15, 2006 we entered into an agreement with DHL that will result in the transition to DHL of the over-the-road line-haul services that we currently provide to DHL under the Hub Services agreement. We also agreed that we will not manage DHL’s new Allentown hub facility when it opens in the second half of this year. A more detailed description of this agreement is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook,” on page 16 of this report.

We operate and maintain DHL’s primary U.S. sort facility located in Wilmington, Ohio. The Wilmington facility handles approximately one million pieces during nightly sort operations each weekday. In addition to the sort facility in Wilmington, we operate 18 regional hubs on behalf of DHL. These regional hub facilities primarily sort shipments originating and having a destination within approximately 250 miles. We also conduct daytime sort operations in Wilmington that process deferred delivery shipments. The day sort generally receives shipments through a combination of aircraft and trucks originating from regional hubs, DHL station facilities or customer sites. The night sort and day sort operations at Wilmington handle approximately 50% of the total system-wide shipment weight, while the regional hubs handle the remaining 50%.

The 18 regional hubs are located near Allentown, Pennsylvania; Atlanta, Georgia; Baton Rouge, Louisiana; Chehalis, Washington; Kansas City, Missouri; Denver, Colorado; Erie, Pennsylvania; Fresno, California; Memphis, Tennessee; Minneapolis, Minnesota; Orlando, Florida; Phoenix, Arizona; Providence, Rhode Island; Roanoke, Virginia; Salt Lake City, Utah; Riverside, California; South Bend, Indiana; and Waco, Texas.

ACMI Agreement

Air cargo transportation services are provided to DHL under the ACMI agreement on a cost-plus pricing structure. Costs incurred under the ACMI agreement are generally marked-up 1.75% and recorded in revenues. Certain costs, the most significant of which include fuel, rent, interest on a promissory note to DHL, ramp fees and landing fees incurred under the ACMI agreement, are recorded in revenues without mark-up. By achieving certain cost-related and service goals specified in the agreement, the mark-up can increase from a base of 1.75% up to approximately 3.35%.

The initial term of the ACMI agreement expires August 15, 2010 and automatically renews for an additional three years unless a one-year notice of non-renewal is given. DHL may terminate the ACMI agreement if, after a cure period, ABX is not in compliance with applicable performance standards specified in the agreement. The agreement allows DHL to reduce the air routes that we fly or to remove aircraft from service. For any aircraft removed from service during the term of the ACMI agreement, the agreement allows us to put the aircraft to DHL, requiring DHL to buy such aircraft from us at the lesser of book value or fair market value. If our stockholders’ equity is less than or equal to $100 million at the time of sale, any amount by which the appraised fair market value is less than net book value would be applied to a promissory note we owe to DHL. However, if our stockholders’ equity is greater than $100 million, as it is now, any amount by which fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

Hub Services Agreement

Under the Hub Services agreement, we provide staff to conduct package sorting, warehousing, and line-haul logistics as well as airport, facilities and equipment maintenance services for DHL. Costs incurred under the agreements are generally marked-up 1.75% and included in revenues. By achieving certain cost and service goals specified in the agreement, the mark-up can increase from a base of 1.75% up to approximately 3.85%.

The initial term of the Hub Services agreement expires August 15, 2007 and thereafter automatically renews for periods of one year each unless a ninety-day notice of non-renewal is given. DHL may terminate the Hub Services agreement if, after a cure period, ABX is not in compliance with applicable performance standards specified in the agreement. DHL may also terminate the Hub Services agreement if the ACMI agreement has been terminated. The agreement allows DHL to terminate specific services such as line-haul services or specific hub operations after giving at least sixty days of advance notice.

In August 2005, DHL and ABX agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of the Company’s revenue potential under a cost-related incentive. The amendment temporarily reduced the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that ABX could earn during the third and fourth quarters of 2005 from our quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. Additionally, the initial term of the Hub Services agreement was extended for an additional year and will not be subject to annual renewals until August 15, 2007. Effective January 1, 2006, the base mark-up reverted to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive reverted to the previous level of approximately 0.54%. The amendment does not change the annual cost and service-related incremental mark-up opportunities under the Hub Services Agreement. The amendment does not affect the mark-up or the term of the ACMI agreement.

Other Products and Services

We also provide cargo transportation and aircraft-related services to customers other than DHL. Our revenues from customers other than DHL were approximately 2% of our total revenues in 2005 and 2004. Our services provided to non-DHL customers are described below. Financial information about our segments is included in Note M to the consolidated financial statements.

ACMI and Charter Services

We can use our aircraft to provide ACMI services and fly on-demand charters for customers other than DHL. A typical ACMI contract requires ABX to supply, at a specific rate per block hour, the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. On-demand charter agreements usually require ABX to supply fuel and other operating expenses in addition to aircraft, crew, maintenance and insurance for a fixed, all-inclusive price. Under our ACMI and charter arrangements, we have exclusive operating control of our aircraft, and our customers must typically obtain any government authorizations and permits required to service the designated routes. This model allows customers to utilize our capabilities instead of committing to aircraft ownership. During 2005 and 2004, we flew approximately 3,830 and 4,260 block hours, respectively, for customers other than DHL.

Airport-to-Airport Transportation of Freight on a Space-Available Basis

Our ACMI agreement with DHL allows us, subject to certain limitations described in the ACMI agreement, to sell any aircraft space that DHL does not use to other customers. On the routes we operate for DHL, we sell airport-to-airport transportation services to freight forwarders and to the U.S. Postal Service.

Aircraft Maintenance and Modification Services

We are a Federal Aviation Administration (“FAA”) certified repair station. We can leverage the repair station facilities (including hangars and a component shop, which we lease) and our engineering capabilities to perform airframe and component maintenance and repair services for other airlines and maintenance repair organizations. We have developed technical expertise related to aircraft modifications as a result of our long history in aviation. We own many Supplemental Type Certificates (“STCs”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component. Prior to our separation from Airborne, we did not actively sell these services. Since the separation, we have begun to market our capabilities. When we identify aviation-related maintenance and modification opportunities, we attempt to match them to our capabilities.

Our marketable capabilities include the implementation of terrain awareness warning systems (“TAWS”), collision avoidance systems (“TCAS”) and heavy maintenance for McDonnell Douglas DC-9 (“DC-9”) aircraft. We have developed a turnkey approach for installing FAA-certified Reduced Vertical Separation Minima (“RVSM”) equipment in DC-9 and McDonnell Douglas DC-8 (“DC-8”) aircraft and signed an exclusive distribution agreement to sell the related hardware. (RVSM is designed to reduce air traffic congestion by permitting aircraft to fly closer together vertically above certain altitudes.) We perform airframe overhauls on DC-9 and Boeing 767 aircraft and line maintenance on DC-8, DC-9, Boeing 747 and Boeing 767 aircraft. We refurbish in-house approximately 60% of the airframe components for our DC-8 and DC-9 aircraft and the wheels and brakes for our DC-8, DC-9 and Boeing 767 aircraft types. We can also perform intermediate repairs on the engines for DC-8 aircraft and the engines and auxiliary power units for DC-9 aircraft. Additionally, we update aircraft manuals for customers in conjunction with the modification of aircraft from passenger to cargo configuration.

Aircraft Parts Sales and Brokerage

Our wholly-owned subsidiary, Airborne FTZ, Inc. (“FTZ”), which holds a certificate relating to free trade zone rights, is an ASA (Aviation Suppliers Association) 100 Certified reseller and broker of aircraft parts. FTZ carries an inventory of DC-8, DC-9 and Boeing 767 spare parts and also maintains inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. FTZ’s customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.

Flight Crew Training

We are FAA-certificated to offer training to customers and rent usage of our flight simulators for outside training programs. We train flight crewmembers in-house utilizing our own classroom instructors and facilities. We own four flight simulators, including one Boeing 767, one DC-8 and two DC-9 flight simulators. Our Boeing 767 and one of our DC-9 flight simulators are level C certified, which allows us to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft. Our DC-8 and the other DC-9 flight simulator are level B certified which allows us to qualify flight crewmembers by performing a minimum number of flights in an aircraft.

U.S. Postal Service

We provide parcel-handling services for the U.S. Postal Service for its Hub and Spoke Program (“HASP”) near Indianapolis, Indiana under a two-year agreement that expires in September 2006. We also provided parcel-handling services in 2005 for a temporary handling facility in New Jersey, and, from time to time, we provide airlift services for the U.S. Postal Service.

Airline Operations

Aircraft

We currently utilize pre-owned Boeing 767, DC-8 and DC-9 aircraft. Once acquired, aircraft are modified for use in our cargo operation. As of December 31, 2005, our in-service fleet consisted of 112 aircraft, including 29 Boeing 767 aircraft, 13 DC-8 aircraft, and 70 DC-9 aircraft. We own 107 of these aircraft and lease five Boeing 767s.

The majority of our aircraft are not equipped with standard cargo doors, but instead utilize the former passenger doors for the loading and unloading of freight. This reduces the cost of modifying the aircraft from passenger to cargo configuration but limits the size of the freight that can be carried onboard the aircraft and necessitates the use of specialized containers and loading equipment. The absence of a cargo door also negatively impacts the market value of the aircraft. We currently have eight DC-8 aircraft that are equipped with an activated standard cargo door. At December 31, 2005, we have five Boeing 767 aircraft that were converted from passenger aircraft to a standard cargo door configuration. We also have eight DC-9 aircraft that are equipped with a standard cargo door; however, these doors are not currently activated.

In 2005, the Company acquired one additional Boeing 767 aircraft from Delta Airlines, Inc. (“Delta”) for $3.3 million and agreed to purchase eleven additional Boeing 767 aircraft from Delta through 2008 for an additional $35.8 million. The Company contracted with an aircraft maintenance and modification provider to convert these aircraft from passenger configuration to industry standard freighter configuration. The first two aircraft are expected to be completed in the second quarter of 2006. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $196.2 million for the eleven aircraft. The timing of acquisitions and modification payments are described on page 29 of this report.

Flight Operations and Control

Our flight operations, including aircraft dispatching, flight tracking and crew scheduling, are planned and controlled by ABX personnel from the DHL Air Park in Wilmington, Ohio. We staff aircraft dispatching and flight tracking 24 hours per day, 7 days per week. Our flight operations office at the DHL Air Park also coordinates the technical support necessary for our flights to operate into other airports. Because our flight operations can be hindered by inclement weather, we use sophisticated landing systems and other equipment that is intended to minimize the effect that weather may have on our flight operations. All of our Boeing 767 aircraft are equipped for Category III landings. This allows our crews to land under weather conditions with runway visibility of only 600 feet at airports with Category III Instrument Landing Systems. All of our DC-8 and DC-9 aircraft are equipped for Category II landings which enable landing with runway visibility of only 1,200 feet.

Maintenance

Our operations are regulated by the FAA for aircraft safety and maintenance. We are certificated as an FAA repair station to perform maintenance on DC-8, DC-9 and Boeing 767 aircraft and their related avionics and accessories. Our maintenance and engineering personnel coordinate all routine and non-routine maintenance requirements. Our maintenance programs include tracking the maintenance status of each aircraft, consulting with manufacturers and suppliers about procedures to correct irregularities and training ABX maintenance personnel on the requirements of our FAA-approved maintenance program. We conduct nearly all of our own maintenance training. Performing a majority of the aircraft maintenance ourselves reduces costs, minimizes the out-of-service time for aircraft and achieves a higher level of reliability.

We perform major airframe maintenance and modification on our DC-9 and Boeing 767 aircraft. We perform routine inspections and airframe maintenance, including Airworthiness Directives and Service Bulletin compliance on all of our aircraft. We contract with maintenance repair organizations to perform heavy maintenance on our DC-8 and Boeing 767 airframes. We also contract with maintenance repair organizations for the performance of heavy maintenance on our aircraft engines. We own a supply of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The number of spare items we maintain is based on the size of the fleet of each aircraft and engine type we operate and the reliability history of the item types.

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

Insurance

We are required by the Department of Transportation (“DOT”) to carry liability insurance on each of our aircraft. Each of our aircraft leases and the ACMI agreement also require us to carry such insurance. We currently maintain public liability and property damage insurance and aircraft hull and liability insurance for each of the aircraft in our fleet in amounts consistent with industry standards.

Employees

As of December 31, 2005, there were approximately 11,500 ABX employees, including 7,300 full-time employees and 4,200 part-time employees. We employ approximately 700 flight crewmembers, 1,380 aircraft maintenance technicians and flight support personnel, 4,760 sort employees at the DHL Air Park, 3,090 sort employees at the 18 regional hubs and HASP, 525 employees for airport and hub maintenance, 545 employees for warehousing and logistics and 500 employees for administrative functions. We also use contracted labor during business peaks, particularly during the fourth calendar quarter.

We perform employee background checks for a five or ten-year period prior to employment, depending on the job, and, in fact, conduct a more in-depth pre-employment screening than is mandated by FAA regulations. In addition, management personnel who are directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. All of our employees are subject to pre-employment drug and alcohol testing, and employees holding certain positions are subject to subsequent random testing. Our flight crewmembers are our only group of unionized employees.

Labor Agreements

The International Brotherhood of Teamsters (“IBT”) is the duly designated and authorized representative of ABX’s flight crewmembers under the Railway Labor Act (“RLA”), as amended. The flight crewmembers’ contract becomes amendable as of July 31, 2006. Under the RLA, labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling-off” period before either party can resort to self-help.

Training

ABX flight crewmembers are required to be licensed in accordance with Federal Aviation Regulation (“FAR”) Part 121, with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to fly aircraft. Licenses and medical certification are subject to recurrent requirements as set forth in the FARs to include recurrent training and minimum amounts of recent flying experience.

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

Industry

The scheduled delivery industry is dominated by integrated, door-to-door carriers including DHL, the U.S. Postal Service, Federal Express Corporation and United Parcel Service, Inc. We do not usually compete directly with these integrated carriers; instead, we compete for domestic cargo volume principally with other cargo airlines and passenger airlines which have substantial belly cargo capacity. Other cargo airlines include Astar Air Cargo, Inc. (“Astar”), Atlas Air, Inc., Evergreen International, Inc. and Kitty Hawk, Inc. The industry is highly competitive. At least one other cargo airline has an ACMI agreement with DHL. The primary competitive factors in our industry are price, geographic coverage, flight frequency, reliability and capacity.

Cargo volumes within the U.S. are highly dependent on the economic conditions and the level of commercial activity. Generally, time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery. Historically, ABX and the cargo industry have experienced higher volumes during the fourth calendar quarter of each year.

Intellectual Property

We own a small number of U.S. patents that are important to our business operations and have nominal commercial value. We also own approximately 160 STCs issued by the FAA. Our most marketable STC involves Reduced Vertical Separation Minima (“RVSM”) for DC-9 aircraft. RVSM is designed to reduce air traffic congestion by permitting aircraft to fly closer together vertically above certain altitudes.

Information Systems

We have invested significant management and financial resources in the development of information systems to facilitate cargo, flight, line-haul trucking and maintenance operations. We utilize our systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using our systems, we track and control inventories and costs associated with each maintenance task, including the personnel performing those tasks. In addition, our flight operations system coordinates flight schedules and crew schedules. We have developed and procured systems to track flight time, flight crewmember duty and flight hours and crewmember training status. Our line-haul systems control the procurement and monitor the status of third party trucks transporting freight within the network.

Regulation

Our air carrier operations are generally regulated by the DOT and the FAA. Our operations must comply with numerous security and environmental laws, ordinances and regulations. In addition, we must also comply with various other federal, state, local and foreign authorities.

Environment

Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean up of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up such contaminated property, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remediation or compliance costs. Under the DHL sublease, ABX and DHL are required to defend, indemnify and hold each other harmless from and against certain environmental claims associated with DHL Air Park.

We are subject to the regulations of the U.S. Environmental Protection Agency and state and local governments regarding air quality and other matters. In part, because of the highly industrialized nature of many of the locations at which we operate, there can be no assurance that we have discovered all environmental contamination for which we may be responsible.

Our aircraft currently meet all known requirements for engine emission levels. However, under the Clean Air Act, individual states or the U.S. Environmental Protection Agency may adopt regulations requiring reduction in emissions for one or more localities based on the measured air quality at such localities. Such regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. There can be no assurance that, if such regulations are adopted in the future or changes in existing laws or regulations are promulgated, such laws or rules would not have a material adverse effect on our financial condition or results of operations.

The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Airport Noise and Capacity Act of 1990 provides that, in the case of Stage 3 aircraft (all of our operating aircraft satisfy Stage 3 noise compliance requirements), an airport operator must obtain the carriers’ or the government’s approval of the rule prior to its adoption. We believe the operation of our aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, some airport authorities are considering adopting local noise regulations, and, to the extent more stringent aircraft operating regulations are adopted on a widespread basis, we may be required to spend substantial funds, make schedule changes or take other actions to comply with such local rules.

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

Department of Transportation

Although a majority of the economic regulation of domestic air transportation has been eliminated, the DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has issued to ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, and a Certificate of Public Convenience and Necessity (Route 377) to engage in scheduled foreign air cargo transportation between the U.S. and Canada. Prior to issuing such certificates, the DOT examines a company’s managerial competence, financial resources and plans, compliance disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. By maintaining these certificates, ABX is vested with authority from the U.S. government to conduct all-cargo, charter operations worldwide.

The DOT has the authority to modify, suspend or revoke our certificates for cause, including failure to comply with federal law or DOT regulations. A corporation holding either of such certificates must qualify as a U.S. citizen, which requires that (1) it be organized under the laws of the U.S. or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be U.S. citizens, (3) that not more than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. Neither certificate confers proprietary rights on the holder, and the DOT may impose conditions or restrictions on such certificates. We believe we possess all necessary DOT-issued certificates and authorities to conduct our current operations and continue to qualify as a U.S. citizen.

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

Transportation Security Administration

The Transportation Security Administration (“TSA”), an administration within the Department of Homeland Security, is responsible for the screening of passengers, baggage and cargo and the security of aircraft and airports. ABX complies with all applicable aircraft and cargo security requirements. TSA is currently considering the adoption of additional cargo security-related rules that, if adopted as proposed, could impose additional burdens on ABX, which could have an impact on our ability to efficiently process cargo or otherwise increase costs. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to ABX in the future.

Other Regulations

We believe our current operations are substantially in compliance with the numerous regulations to which our business is subject; however, various regulatory authorities have jurisdiction over significant aspects of our business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material adverse effect on operations. In addition to the above, other laws and regulations to which we are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

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

ITEM 1A. RISK FACTORS

The risks described below could adversely affect our financial condition or results of operations. The risks below are not the only risks that ABX faces. Additional risks that are currently unknown to us or that we currently consider immaterial or unlikely could also adversely affect ABX.

We rely on a single customer for substantially all of our revenue and operating cash flows.

We rely on DHL for substantially all of ABX’s revenues and the majority of ABX’s net operating cash flows. DHL competes in the U.S. against Federal Express Corporation and United Parcel Services, Inc. each of which has significant resources, market penetration and brand recognition. DHL has incurred large operating losses in the U.S. since its acquisition of Airborne in 2003. DHL has placed increasing pressure on its vendors and services providers, including ABX, to reduce costs and improving productivity in the aftermath of these losses. ABX may experience declines in its revenues and operating cash flows as a result of volume reductions from DHL.

DHL could reduce the scope of service provided by ABX.

DHL can, after a contractual advance notice period, reduce the scope of services that ABX provides under the ACMI or Hub Services agreements. For example, DHL can reduce the number of aircraft or the number of routes that we fly or DHL can transfer the management of any or all of the hubs that we operate. Since 2003, DHL has assumed administration of charters for tertiary markets that ABX previously contracted from other airlines, transferred the international gateway operations from ABX, removed seven ABX aircraft from service under the ACMI agreement, and given ABX notification of its intent to remove line-haul services and management of the Allentown, Pennsylvania regional hub from the Hub Services agreement.

We have a credit facility agreement that subjects ABX to covenants and stipulates events of default. The removal of services from the ACMI or Hub Services agreement could trigger a covenant violation or result in a condition of default that could limit our use of the credit facility.

ABX is dependent upon the economic conditions in the U.S.

An economic downturn in the U.S. is likely to adversely affect demand for delivery services offered by DHL, in particular expedited services shipped via aircraft. During an economic slowdown, customers generally use ground-based delivery services instead of more expensive air delivery services. A prolonged economic slowdown may increase the likelihood that DHL would reduce the scope of services we provide under the ACMI agreement. Although the cost of jet fuel does not directly affect our net earnings, increased prices of jet fuel could also reduce the demand for air delivery services from DHL or our other ACMI customers.

Certain terms of the ACMI agreement and Hub Services agreement with DHL may adversely affect ABX’s operating results.

Under the ACMI agreement and Hub Services agreement, if we do not meet certain performance standards, after a cure period, DHL may terminate the ACMI agreement and Hub Services agreement prior to the end of their respective terms. A recurring work slowdown or strike by one or more groups of employees, such as our mechanics, sorters or flight crews could adversely impact our operating performance. These events could result in reductions by DHL to the scope of services we provide under the DHL agreements, leading to the termination of those agreements.

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

DHL can dispute whether expenses we have incurred are reimbursable under the agreements. The agreements give DHL the right to audit our expenses. Further, the agreements stipulate dispute and arbitration procedures. Our earnings could be negatively impacted if disputed expenses are not reimbursed by DHL.

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

ABX is making a significant investment in Boeing 767 aircraft.

We are adding 12 Boeing 767 aircraft to the ABX in-service fleet through 2008. These aircraft are not included in the ACMI agreement with DHL. Our future operating results and financial condition will depend on our ability to successfully deploy these aircraft in activities that provide a positive return on our investment. Our success will depend, in part, on our ability to obtain and operate additional cargo volumes with customers other than DHL.

We intend to convert the aircraft to a standard freighter configuration. We plan to finance the cost of modifying the aircraft with existing cash and contractor-provided financing during the modification period. Upon completion of the modification, we anticipate some aircraft will be sold and leased back to ABX through a syndication process being arranged by our lead bank. Currently the financing is not committed but we except to finalize an arrangement in 2006. Our future operating results will be affected by the interest rates, limits and other terms and conditions of the new borrowings or leases. See page 19 for further discussion of these aircraft.

If insurance coverage becomes unavailable, it would adversely affect our ability to operate.

Following the terrorist attack of September 11, 2001, commercial insurance providers initially cancelled war risk liability insurance coverage and thereafter began offering such coverage on a more limited basis and at substantially higher rates. For this reason, the U.S. government has been and is continuing to offer war risk insurance to U.S. airlines at rates below the commercial insurance market. The U.S. government has committed to offer war risk insurance to airlines through December 31, 2006, after which it may be necessary to procure war risk insurance in the commercial market. The war risk insurance available to airlines in the commercial market may be more limited in coverage and/or may not be available on commercially reasonable terms.

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

Penalties, fines, and sanctions levied by governmental agencies or the costs of complying with government regulations could negatively affect our results of operations.

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

All aircraft in our in-service fleet of 112 aircraft were manufactured prior to 1990. The average ages of our Boeing 767, DC-8 and DC-9 aircraft are approximately 21, 37 and 35 years, respectively. Manufacturer Service Bulletins and the FAA Airworthiness Directives issued under its “Aging Aircraft” program cause aircraft operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. Airworthiness Directives have been issued that require inspections and both major and minor modifications to such aircraft. It is possible that additional Service Bulletins or Airworthiness Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future. The cost of compliance with Airworthiness Directives and of following Service Bulletins cannot currently be reasonably estimated but could be substantial.

ABX is currently a party to legal proceedings involving governmental regulations. We could incur significant expenses to meet governmental requests for information, file briefings or defend ABX’s positions with respect to regulations.

ABX and a few employees in our Human Resources Department are currently the targets of a criminal investigation by the U.S. Department of Justice (“DOJ”) regarding whether we violated U.S. immigration laws in respect of our use of contract employees being supplied to us by Garcia Labor, Inc., a temporary employment agency. While ABX believes that neither it nor its employees engaged in any wrongdoing, the investigation could result in proceedings being initiated against the Company. In the event proceedings were initiated against ABX that resulted in an adverse finding, ABX could be subjected to a financial penalty that is materially greater than the amount we have accrued and restrictions on our ability to engage in business with agencies of the U.S. Government.

Our operations are geographically concentrated.

Our aircraft repair station, headquarters, and principal site of hub services is located in Wilmington, Ohio. If these facilities were damaged or our access to these facilities was limited, for example, due to security concerns, severe weather or natural disaster, our operations and financial conditions could be adversely affected.

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

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. certificated air carrier. The separation of ABX from Airborne required us to file a notice of a substantial change with the DOT. In connection with the filing, the DOT will determine whether ABX continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen. The DOT may determine that DHL actually controls ABX as a result of the commercial arrangements (in particular, the ACMI agreement and the Hub Services agreement) between ABX and DHL. If the DOT determined that ABX was controlled by DHL, the DOT could bring an enforcement action against ABX to revoke its certificates. The DOT could take action requiring ABX to show cause that it is a U.S. citizen and that it is fit, willing and able to engage in air transportation of cargo, or requiring amendments or modifications of the ACMI agreement, the Hub Services agreement or the other transaction documents. If we were unable to modify such agreements to the satisfaction of the DOT, the DOT may seek to suspend, modify or revoke our air carrier certificates and/or authorities.

The loss of our authorities, including in the situation described above, would materially and adversely affect our operations and would effectively eliminate our ability to operate the air services.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease our corporate offices, 210,000 square feet of maintenance hangars and a 100,000-square-foot component repair shop from DHL. These facilities are located at the DHL Air Park in Wilmington, Ohio. We also have the non-exclusive right to use the airport which includes two runways, taxi ways, and ramp space comprising approximately 300 paved acres. The term of the lease runs concurrently with the term of the ACMI agreement with DHL. We believe our existing facilities are adequate to meet our current and reasonably foreseeable future needs.

The following table contains detailed information about our in-service aircraft fleet. We own 107 of these aircraft and lease five Boeing 767s.

Aircraft Type	Number of Aircraft as of Dec. 31, 2005	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
DC-8-61	1	1968-1969	40,000-83,000	2,200-3,800
DC-8-63	4	1968-1970	47,000-97,000	2,800-4,400
DC-8-63F(2)	8	1967-1972	40,000-97,000	2,600-4,300
DC-9-31	18	1967-1971	26,000-36,000	550-1,100
DC-9-32	15	1967-1972	26,000-36,000	550-1,100
DC-9-32F (1)	3	1967-1968	26,000-36,000	550-1,100
DC-9-33F (1)	5	1968-1970	26,000-38,000	500-1,100
DC-9-41	29	1969-1978	26,000-38,000	500-1,100
767-205	1	1984	67,000-91,000	1,800-4,400
767-231	4	1983	67,000-91,000	1,800-4,400
767-281	19	1983-1988	67,000-91,000	1,800-3,000
767-281SF (2)	5	1985-1987	67,000-91,000	1,800-3,000

Total	112

(1)	These aircraft were manufactured with a cargo door for transporting freight. The cargo doors are currently deactivated.
(2)	These passenger aircraft were modified to a cargo configuration, including activated cargo doors.

ITEM 3. LEGAL PROCEEDINGS

Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of 2005, the DOT will determine whether ABX continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. certificated air carrier. The DOT may determine that DHL actually controls ABX as a result of its commercial arrangements (in particular, the ACMI agreement and Hub Services agreement) with DHL. If the DOT determines that ABX is controlled by DHL, the DOT could require amendments or modifications of the ACMI and/or other agreements between ABX and DHL. If ABX were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke ABX’s air carrier certificates and/or authorities, and this would materially and adversely affect the business.

The DOT has yet to specify the procedures it intends to use in processing ABX’s filing. We believe the DOT should find that ABX is controlled by U.S. citizens and continues to be fit, willing and able to engage in air transportation of cargo.

ALPA Lawsuit

On August 25, 2003, ABX intervened in a lawsuit filed in the U.S. District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its subsidiary, Airborne, now DHL Network Operations (USA), Inc., to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having DHL’s freight currently being flown by ABX transferred to Astar.

The proceedings were stayed on September 5, 2003, pending the National Labor Relations Board’s (“NLRB”) processing of several unfair labor practice charges ABX filed against ALPA on the grounds that ALPA’s grievance and counterclaim to compel arbitration violates the National Labor Relations Act. In March 2004, the NLRB prosecuted ALPA on the unfair labor practice charges. On July 2, 2004, an Administrative Law Judge (“ALJ’) for the NLRB issued a decision finding that ALPA’s grievance and counterclaim violated the secondary boycott provisions of the National Labor Relations Act, and recommended that the NLRB order ALPA to withdraw both actions. ALPA appealed the ALJ’s finding to the full NLRB, which subsequently affirmed the ALJ’s decision in its own decision and order dated August 27, 2005.

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted ABX’s motion to intervene in the case. The parties are currently in the process of preparing and filing briefs in the matter. We believe that the NLRB’s decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

Alleged Violations of Immigration Laws

ABX reported in January of 2005 that it was cooperating fully with an investigation by the U.S. Department of Justice (“DOJ”) with respect to Garcia Labor Co., Inc., (“Garcia”) a temporary employment agency based in Morristown, Tennessee, and ABX’s use of contract employees that were being supplied to it by Garcia. The investigation concerns the immigration status of the Garcia employees assigned to ABX.

ABX terminated its contract with Garcia in February of 2005 and replaced the Garcia employees.

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. Since that time, ABX has continued to cooperate with the investigation and has held discussions with the DOJ regarding this matter. Please see Risk Factors starting on page 10 of this report for additional information. ABX’s position is that neither it nor its employees have engaged in any wrongdoing with respect to Garcia and its employees.

Other

In addition to the foregoing matters, we are also currently a party to legal proceedings in various federal and state jurisdictions arising out of the operation of our business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that our ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock became publicly traded on the OTC Bulletin Board under the symbol ABXA.OB on August 15, 2003 and on the NASDAQ under the symbol ABXA on May 9, 2005. The following table shows the range of high and low closing prices per share of our common stock for the periods indicated as quoted on the OTC Bulletin Board and the NASDAQ. Over-the-counter market prices reflect inter-dealer prices without retail mark-up, mark-down or commission.

2005 Quarter Ended:	Low	High
December 31, 2005	$6.97	$8.35
September 30, 2005	$7.93	$9.01
June 30, 2005	$7.17	$8.50
March 31, 2005	$7.06	$8.64

2004 Quarter Ended:	Low	High
December 31, 2004	$6.52	$8.95
September 30, 2004	$5.77	$7.25
June 30, 2004	$3.60	$6.83
March 31, 2004	$4.28	$7.48

On March 13, 2006, there were 3,119 stockholders of ABX common stock. The closing price of ABX common stock was $ 8.00 on March 15, 2006.

Dividends

We are restricted from paying dividends on our common stock in excess of $1.0 million during any calendar year under the provisions of our promissory note due to DHL and our credit facility agreement. No cash dividends have been paid or declared.

Securities authorized for issuance under equity compensation plans

Plan	Maximum number of common shares contingently issuable (a)	Weighted average exercise prices of outstanding options, warrants, or rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
2005 Long-Term Incentive Compensation Plan	326,750	N/A	2,673,250

The 2005 Long-Term Incentive Compensation Plan was approved by shareholders in May 2005. Performance-Based Stock Units and Time-Based Restricted Stock were awarded to employees and Time-Based Restricted Stock Units were awarded to non-employee directors under the Plan. The awards are described in Note K, Stock-Based Compensation, beginning on page 54 of this report. ABX does not have any equity compensation plans that were not approved by its shareholders.

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

The selected consolidated financial data and the consolidated operations data below are derived from ABX’s audited consolidated financial statements.

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
OPERATING RESULTS:
Revenues	$1,464,390	$1,202,509	$1,160,959	$1,173,735	$1,165,037
Operating expenses (1)	1,425,627	1,157,511	1,720,125	1,125,200	1,121,543
Net interest expense	8,451	8,025	16,379	25,866	21,147

Earnings (loss) before income taxes	30,312	36,973	(575,545)	22,669	22,347
Income tax benefit (expense)	—	—	128,644	(9,383)	(9,527)

Net earnings (loss) (1)	$30,312	$36,973	$(446,901)	$13,286	$12,820

EARNINGS (LOSS) PER SHARE
Basic	$0.52	$0.63	$(8.52)	$0.25	$0.25
Diluted	$0.52	$0.63	$(8.52)	$0.23	$0.22
WEIGHTED AVERAGE SHARES:
Basic	58,270	58,270	52,474	52,107	52,107
Diluted	58,475	58,270	52,474	58,521	58,521
SELECTED CONSOLIDATED FINANCIAL DATA:
Unrestricted and restricted cash	$69,473	$38,749	$65,741	$33	$33
Property and equipment, net	381,645	351,646	312,803	1,089,485	1,137,912
Total assets	516,043	472,923	413,106	1,174,008	1,220,623
Advances from parent	—	—	—	474,608	547,431
Long-term debt	92,276	92,949	92,949	76,318	80,882
Capital lease obligations	80,908	88,861	96,193	37,825	39,754
Stockholders’ equity	$113,079	$87,949	58,666	$232,322	$223,999

(1)

Operating expenses for 2003 include an impairment charge of $600.9 million recorded in conjunction with ABX’s separation from Airborne, Inc. A tax benefit of $134.8 million occurred primarily as a result of recording the impairment charge. See Note A to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air, Inc. and its subsidiaries (“ABX”) and should be read in conjunction with the “Risk Factors” on page 8 of this report, our historical financial statements, and the related notes contained in this report.

INTRODUCTION

ABX is an independent airline that provides cargo transportation and, through a network of 19 hubs, package sorting, handling and line-haul services within the United States for DHL Express (USA), Inc. (“DHL”), formerly Airborne. We operate an in-service fleet of 112 aircraft as of December 31, 2005 and employ approximately 7,300 full-time employees and 4,200 part-time employees. DHL is our largest customer, constituting approximately 98% of our total revenues. Our prospects for growth and financial security are dependent on our relationship with DHL and its parent companies.

ABX became a publicly-owned company on August 15, 2003, when it was separated from its former parent, Airborne. The separation of ABX from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express, B.V., an integrated, global cargo carrier, competing with Federal Express Corporation and United Parcel Services, Inc. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations and airport were transferred out of ABX to Airborne. ABX was capitalized with $60.0 million of cash and a $92.9 million promissory note payable to Airborne. All inter-company advances, totaling $457.3 million, were cancelled. On January 1, 2005, Airborne was merged into DHL.

ABX operates in two reportable segments:

DHL:    Prior to the separation, we were Airborne’s primary provider of air cargo transportation services within the U.S. and to Canada and Puerto Rico, as well as Airborne’s primary provider of package handling, warehousing and line-haul logistics services. After the separation from Airborne, we have continued to be the primary provider for these same services to DHL under the commercial agreements described below. We operate in a competitive market to provide ACMI (aircraft, crew, maintenance and insurance) and hub services to DHL. Future operating results for this segment will depend, in part, on DHL’s ability to compete in the U.S. where Federal Express Corporation and United Parcel Services, Inc. have significant resources, market penetration and brand recognition.

Charter/ACMI:    We also offer ACMI, (aircraft, crew, maintenance and insurance) and on-demand charter services to freight forwarders and other shippers. We usually charge customers based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly. During 2005, the Charter segment became a reportable segment when its assets, which are predominantly aircraft, became more than 10% of ABX’s total assets.

Our other activities, which include contracts with the U.S. Postal Service (“USPS”) and aircraft parts sales and maintenance services, do not constitute reportable segments.

Agreements with DHL

At the time of the separation, ABX and DHL entered into an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to DHL on a cost plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, and line-haul logistics services, as well as airport facilities and equipment maintenance services for DHL, also on a cost plus pricing structure. Costs incurred under these agreements are generally marked-up by 1.75% and included in revenues. Both agreements also allow ABX to earn incremental mark-up above the base 1.75% mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up. The ACMI agreement and the Hub Services agreement have initial terms of seven and four years, expiring in August 2010 and August 2007, respectively. However, DHL can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub Services agreement. Additionally, DHL can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

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

(On January 1, 2006, DHL Express (USA), Inc. assigned the agreements to DHL Network Operations (USA), Inc.)

Outlook

On March 15, 2006 we entered into an agreement with DHL which provides for the following:

•

DHL will take over responsibility for the over-the-road truck line-haul network we currently manage for DHL. Although the timetable for the transition of these services is not yet finalized, we anticipate that the transition will be completed by the end of the second quarter of 2006.

•

We will not operate or manage DHL’s new Allentown hub facility. This facility is expected to open in the third quarter of 2006 and will replace the existing facility that we currently operate. The Allentown hub is the largest of DHL’s 18 regional hubs in the United States.

•

We have agreed to negotiate with DHL modifications to our Hub Services agreement and our ACMI agreement to create greater risk/reward metrics for our performance under these agreements. The modifications will focus on service quality, process and performance improvements and cost reduction.

•

DHL and ABX agreed to cost budgets for 2006 under the Hub Services agreement and the ACMI agreement. DHL agreed to additional performance incentives for 2006 beyond the existing contractual incentives in the event we achieve very significant cost reductions under our commercial agreements. Achievement of these additional incentives will be extremely difficult.

•

As discussed below under “Results of Operations”, we agreed to reduce amounts totaling approximately $2.8 million owed to us by DHL under the Hub Services agreement in recognition of higher than budgeted costs during the fourth quarter of 2005 under that agreement.

Hub Services

We estimate that the line-haul and Allentown services to be transitioned to DHL comprised $292.3 million of revenues, $287.7 million of expenses subject to mark-up and $4.6 million in net earnings and net cash flow during 2005. The earnings from these operations were 15.2% of ABX’s 2005 consolidated net income. Effective April 1, 2006, ABX will not earn a mark-up on line-haul expenses during the second quarter 2006 transitional period. The impact of the reductions on fiscal 2006 gross revenues, earnings and cash flows will depend upon the ultimate timing of implementation by DHL, the level of mark-up attained, and the increase or decrease in expenses for these services during 2006.

In January 2006, DHL assumed the management of the international gateway operation within the Wilmington hub. The switch involves approximately 400 positions and $3.9 million of our 2005 revenues. The gateway operations contributed less than $0.1 million to our 2005 earnings and cash flows.

In September 2005, DHL completed the consolidation of its Northern Kentucky hub operations into a central U.S. hub at its Wilmington, Ohio facilities, which we operate under the Hub Services agreement. The consolidation included the construction of an additional 1.2 million square feet of sort space and 1.5 million square feet of ramp space in Wilmington. Since 2003, DHL has also expanded its ground networks by increasing capacity at its regional sorting hubs and adding seven new regional sorting hubs during the last four months of 2004. ABX operates these seven new hubs under the Hub Services agreement. During the third quarter of 2005, two regional hubs were relocated to larger capacity facilities, and we continue to operate the relocated hubs for DHL. As of December 31, 2005, ABX employs approximately 7,850 sort personnel (including approximately 500 sort personnel relating to the Allentown, Pennsylvania hub) to operate the central hub in Wilmington and the 18 regional hubs for DHL under the Hub Services agreement. This represents an increase of approximately 125% since December 2003.

Our objectives in 2006 include driving costs down and improving the productivity of our sorting operations while maintaining high on-time service levels. Productivity, as measured by pieces handled per labor hour, declined in 2005 as compared to 2004 and 2003, reflecting the impact of a greater proportion of box volume to total volume handled, DHL’s request for additional package-handling processes, operational challenges from the 2005 hub consolidation and the relocation of certain non-Ohio hubs. We believe better productivity and service will be achieved through improvements in the design and efficiency of sorting equipment, longer tenured staffing, more employee training and incremental logistical improvements.

ACMI

DHL continues to review its air network cost, including excess air routes among its airlift suppliers. As previously reported, on November 3, 2004, DHL notified ABX of its plans to remove twenty-six of ABX’s aircraft from service during 2005. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions were subject to change. To date, seven aircraft have been removed from active service under the ACMI agreement since November 3, 2004. A reduction in scheduled routes flown by ABX was implemented in September 2005, at the time of the central hub consolidation in Ohio. The total block hours we flew under the ACMI agreement declined approximately 22% in the fourth quarter of 2005 compared to the fourth quarter of 2004. However, ABX has not received further notification from DHL regarding the release of specific aircraft from the ACMI agreement. The timing and number of additional aircraft reductions are at the discretion of DHL. At this time, we do not know when or the extent to which DHL may reduce the ACMI services that we provide.

ABX’s operating results, cash flows and financial condition will depend upon uncertain factors including the number and timing of potential aircraft removals, the air routes that will be affected, the fair market value of the aircraft removed and the demand for cargo airlift. If reductions occur, we anticipate removals will occur from our older DC-8 and DC-9 aircraft with non-standard cargo doors. Our average annual operating expenses that are subject to mark-up under the ACMI agreement are approximately $1.9 million for each of these aircraft. These expenses include flight crew, maintenance and approximately $0.1 million of annual depreciation expense. At our current level of stockholders’ equity, the removal of subsequent aircraft from the ACMI agreement would result in non-reimbursable impairment charges for removed aircraft in which the fair market value is less than their carrying value.

Pursuant to the terms of the ACMI agreement, we have certain rights to put to DHL any aircraft that is removed from service. We can sell such aircraft to DHL at the lesser of fair market value or net book value. Provisions of the ACMI agreement stipulate that if our stockholders’ equity is less than or equal to $100 million at the time of sale, any amount by which the appraised fair market value is less than net book value would be applied to a promissory note we owe to DHL. However, if our stockholders’ equity is greater than $100 million, as it is now, any amount by which fair market value is less than net book value would be recorded as an impairment charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft. We can foresee situations in which we may not sell an aircraft to DHL and instead may retain or deploy the aircraft in other market opportunities such as part sales and charter operations. The decision to put aircraft to DHL as they are removed from service will depend on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, demand for cargo airlift and the market value for our aircraft.

Of the seven aircraft removed from the ACMI contract, one DC-9 aircraft was sold to DHL under the put provision. The six other aircraft (two DC-9 and four DC-8 aircraft) have been retained by ABX. We are using the retained aircraft as back-ups to support our network, as spare parts for our fleet and in our inventory of saleable parts. Certain aircraft could be utilized for our non-DHL ACMI and charter operations in lieu of freighter aircraft scheduled within the DHL network if we are successful at obtaining additional ACMI or charter contracts. The carrying values of these aircraft and usable parts approximate their fair market values.

In 2005, we were notified by DHL that it intended to assume administration of those charter aircraft that we previously contracted from other airlines to operate in tertiary markets. The transition of contracted aircraft to DHL occurred during September of 2005. Our revenues and earnings for 2005 included approximately $15.4 million and $0.4 million, respectively, for administration of these charters.

During the second quarter of 2006, we expect to place two Boeing 767 freighter aircraft that are currently flying in our non-DHL ACMI segment into service under the ACMI agreement with DHL. These aircraft, plus another Boeing 767 freighter placed in service to DHL in December 2005, are projected to generate approximately $4.2 million in reimbursable depreciation expense under the ACMI agreement during 2006.

Non-DHL Business

Since our separation from Airborne, we have continually tried to diversify our sources of revenues and earnings. During 2005 and 2004, ABX’s non-DHL revenues increased approximately 27% and 130%, respectively, compared to the previous years. Our diversification strategy includes selling charter/ACMI services and unused air cargo space to freight forwarders and shippers. We have also marketed our technical expertise, aircraft maintenance services and training to other airlines. Additionally, we have been awarded contracts by the USPS to transport and sort mail. In September 2004, we were awarded a contract to operate a sort facility for the USPS through September 2006. Additionally, in October 2005, the USPS awarded ABX a three-month contract to sort seasonal mail volumes through January 2006. In December 2004, we operated a temporary, seasonal air-network for the USPS.

Our non-DHL business activities often pose opportunities for operating margins relative to revenues that are higher than the margin on our DHL business. Our margin relative to revenues on the DHL agreements is predicated on large business volumes and reflects long-term agreements with a financially strong international company. The non-DHL opportunities typically involve single sales or short-term service arrangements across many different customers. These opportunities have different economic and risk profiles that often dictate a higher sales price and expected return than our DHL business. We expect that revenues and earnings from non-DHL business could vary widely among quarters, due to the capacity of our facilities, availability of aircraft, and the timing of our non-DHL customers’ demand for services. Our direct costs to develop, market and offer services to non-DHL customers are not reimbursed by DHL.

During 2005, we acquired one additional Boeing 767 passenger aircraft from Delta Airlines, Inc. (“Delta”) for $3.3 million and agreed to purchase eleven additional Boeing 767 passenger aircraft from Delta through 2008 for an additional $35.8 million. ABX contracted with an aircraft maintenance and modification provider to convert these aircraft from passenger configuration to an industry standard cargo configuration. Our intention is to modify all of these aircraft to an industry standard freighter configuration and deploy them in ACMI operations. The first two aircraft are expected to be completed in the second quarter of 2006 and three more are scheduled for completion by the end of 2006. Some of the former Delta aircraft may be contracted to DHL after the modifications are complete. (The timing of acquisitions and modification payments are described on page 25 of this report.) We believe the fuel efficiency, cubic capacity, payload and operating cost of the Boeing 767 make it a desirable freighter aircraft in the domestic, Atlantic and other medium-range international air cargo markets (less than 3,000 nautical miles).

RESULTS OF OPERATIONS

2005 compared to 2004

Net earnings declined $6.7 million to $30.3 million for 2005 compared to $37.0 million in 2004. The decline in our net earnings was primarily due to achieving a lower level of incremental mark-up under the DHL Hub Services agreement in 2005 compared to 20041. Our incremental mark-up from hub services declined $6.4 million and base earnings from the DHL agreements declined $2.2 million during 2005 compared to 2004. Additionally, our incremental mark-up earnings from the DHL ACMI agreement declined by $0.3 million, and our earnings from non-DHL charter operations declined by $1.4 million. These declines were partially offset by non-DHL interest income of $2.4 million and improved earnings on all other activities of $1.2 million.

DHL

While our revenues from DHL increased 21.6% during 2005, reflecting increased activity to support the growth of DHL’s ground delivery services and the expansion of DHL’s ground network compared to last year, our 2005 earnings from the DHL segment declined $8.9 million to $21.3 million. Earnings for achieving cost-related and service goals declined $6.7 million to $7.8 for 2005. The decline in our 2005 DHL earnings and in the annual cost-related and service mark-up is primarily due to lower achievement of incentives within the Hub Services agreement. No mark-ups from the annual cost-related or service-related goals under the Hub Services agreement were recognized for 2005 compared to $5.9 million that were recognized in 2004. The decline in incremental hub services revenues primarily reflects the operational issues we experienced during the Wilmington hub consolidation, the relocation of two other hubs and other changes that were made by DHL in 2005 to their network. In an effort to share responsibility and support our commitment to DHL, we agreed to forego approximately $0.9 million of annual service incentive revenue that was otherwise earned under the agreement.

Our base earnings for 2005 declined $2.2 million to $13.5 million compared to $15.7 million for 2004. Our base earnings for 2005 were negatively impacted by $1.9 million of credits we granted to DHL stemming from cost overruns incurred since the hub consolidation in September 2005. We agreed to grant these credits in recognition of the operational difficulties and higher than anticipated cost associated with DHL’s hub network changes in 2005. The decline in base earnings also reflects the temporary reduction in the base mark-up during the second half of 2005 (see page 16 for description of amendment) and increases in operating expenses that were not reimbursed by DHL. These include employee stock compensation and costs related to certain legal matters (see page 14).

[1]

The two agreements with DHL allow ABX to earn additional incremental mark-up for meeting certain quarterly cost-related goals, annual cost-related goals and annual service goals. The maximum incremental mark-up available from the quarterly cost goals is approximately 0.54% of cost eligible for mark-up under each agreement, except during the last six months of 2005, when the incremental mark-up under the Hub Services agreement for cost-related goals was approximately 1.04%. The maximum incremental mark-up available from the annual service goals is 0.25% of costs subject to mark-up under the ACMI agreement and 0.75% of costs eligible for mark-up under the Hub Services agreement. The maximum incremental mark-up available from the annual cost-related goals is approximately 0.81% of costs subject to mark-up under the ACMI agreement and approximately 0.81% of costs eligible for mark-up under the Hub Services agreement. Incremental mark-ups earned on the annual goals are only recognized in the fourth quarter.

During the fourth quarters of 2005 and 2004, we recognized $4.0 million, or approximately 100%, of the maximum available incremental mark-up from the annual cost-related goal under the ACMI agreement. Also, during the fourth quarter of 2005, we recognized revenue from the annual service goal in the ACMI agreement of $0.7 million, or 60.0% of the maximum available. During the fourth quarter of 2004, we recognized revenue from the annual service goal in the ACMI agreement of $0.9 million, or 80.0% of the maximum available.

Charters

Our revenues from non-DHL charter/ACMI services were $13.9 million in 2005 compared to $16.7 million in 2004, which included $4.5 million of revenues related to the temporary network that was not contracted by the USPS in 2005. Our earnings from non-DHL charter/ACMI were $1.1 million in 2005 compared to $2.5 million in 2004. During 2005, we reached an agreement with DHL to temporarily defer two Boeing 767 freighter aircraft from DHL service and instead deploy the aircraft in our non-DHL charter operations for a 12-month period. As a result, during the twelve months, the depreciation, maintenance and other operating costs associated with the aircraft are being borne by ABX and not reimbursed by DHL under the ACMI agreement. Earnings for 2005 declined due to the absence of the USPS air network and start-up costs during mid-2005 to deploy the two Boeing 767 freighter aircraft. We expect that during the second quarter of 2006, the aircraft will be placed into service for DHL and their costs reimbursed under the ACMI agreement. At approximately that time, we expect to deploy two newly modified Boeing 767 cargo aircraft into our non-DHL charter business.

All Other

Other, non-DHL revenues increased $10.2 million to $20.2 million in 2005 compared to $10.0 million for 2004, while earnings increased $1.2 million to $5.5 million. The revenue and earnings growth was driven by aircraft part sales, maintenance services and sorting services for the USPS. Earnings on these business activities were negatively impacted by bad debt provisions stemming from bankruptcy filings by customers.

A summary of our revenues, expenses and earnings is shown below (in thousands):

	Year Ended December 31,
	2005	2004
Revenues:
DHL Contracts
ACMI
Base mark-up	$480,322	$475,826
Incremental mark-up - cost goals	6,319	6,341
Incremental mark-up - service goals	708	935

Total ACMI	487,349	483,102
Hub Services
Base mark-up	605,094	440,602
Incremental mark-up - cost goals	753	3,917
Incremental mark-up - service goals	—	3,248

Total Hub Services	605,847	447,767
Other Reimbursable	337,151	244,935

Total DHL	1,430,347	1,175,804
Charters	13,864	16,673
All Other	20,179	10,032

Total Revenues	$1,464,390	$1,202,509

Expenses
DHL Contracts
ACMI	$472,283	$467,642
Hub Services	599,591	433,024
Other Reimbursable	337,151	244,935

Total DHL	1,409,025	1,145,601
Charters	12,726	14,147
All Other	14,681	5,788

Total Expenses	$1,436,432	$1,165,536

Earnings
DHL Contracts
ACMI	$15,066	$15,460
Hub Services	6,256	14,743
Other Reimbursable	—	—

Total DHL	21,322	30,203
Charters	1,138	2,526
All Other	5,498	4,244
Interest Income	2,354	—

Total Earnings	$30,312	$36,973

Our earnings from customers other than DHL do not include an allocation of overhead expenses that are reimbursed by DHL. Our agreements with DHL require that after our non-DHL revenues reach 10% of our total revenues, we must allocate a portion of our overhead expenses to the non-DHL business.

Operating Expenses

Our expenses are driven by operational variables including the volume and size of packages handled for DHL, the services that DHL requests (such as electronic package scanning) and the number of instances in which a package is handled during the sort and transportation process. Generally, we do not influence or control these factors. The design of the air and ground network, which includes routing standards and transportation determinations, are generally communicated to us by DHL. The table below compares selected operating statistics for the years ended December 31.

	Year Ended December 31,			Percentage Increase (Decrease)
	2005	2004	2003	2005	2004
Pieces handled (millions)	644	541	475	19%	14%
Pounds processed (millions)	2,834	2,382	2,139	19%	11%
Pieces handled per labor hour paid	31.14	36.10	33.85	-14%	7%
Gallons of aviation fuel consumed (millions)	142	148	148	-4%	—
Average price per gallon of aviation fuel	$1.85	$1.32	$1.00	40%	32%

Pieces handled reflects the number of times we handle a single package as it moves through the DHL network. Similarly, pounds processed reflects the weight of a package at multiple times as it moves through the network. The increase in pieces handled and pounds processed were a result of the growth in DHL’s ground delivery service and additional inter-hub shipments required by the design of DHL’s expanded ground network. Pieces handled per labor hour in 2005 declined as compared to 2004, reflecting the impact of a greater proportion of box volume to total volume handled, DHL’s request for additional package handling processes and construction in Ohio for the hub consolidation, which occurred in September of 2005. The decline in pieces handled per labor hour also reflects the more severe 2005 winter in Ohio and in the Northeast and the replacement of a large number of contract workers at certain hubs during the first quarter of 2005.

Salaries, wages and benefits expense increased 21.7% during 2005 compared to 2004. Total paid hours increased 38.1% in 2005 compared to 2004. The increases are primarily due to the higher levels of staffing and contracted labor necessary to operate the consolidated hub and the seven additional hubs and to process increased piece counts compared to the previous year. In June 2005, ABX’s Board of Directors granted stock incentive awards to certain employees pursuant to a long-term incentive plan which had previously been approved by ABX’s stockholders. The 2005 expense associated with these awards was approximately $0.5 million and is not reimbursed by DHL.

Purchased line-haul expense increased $78.9 million or 33.8% during 2005 compared to 2004. The increase reflects growth in DHL’s deferred delivery products that are generally transported via truck, as well as additional line-haul to accommodate more inter-hub shipments for DHL’s ground network.

Fuel expense increased 30.2% in 2005 compared to 2004. The increases were driven by higher market prices for aviation fuel. The average aviation fuel price was $1.85 and $1.32 per gallon in 2005 and 2004, respectively. We consumed 142 million gallons and 148 million gallons of aviation fuel in 2005 and 2004, respectively. We do not hedge fuel prices or purchase fuel derivatives. The volatility of fuel prices are effectively assumed by DHL through the ACMI agreement.

The level of maintenance, materials and repairs expense was unchanged in 2005 compared to 2004. Expenses for aircraft maintenance declined $5.4 million, primarily due to fewer DC-8 aircraft undergoing heavy maintenance in 2005 compared to 2004. Reductions in expenses for aircraft maintenance were offset by increased expenses necessary to support DHL’s expanded hub network. These included additional expenses for incremental building space, conveyors, scales, ground vehicles, loaders and other material handling equipment, which we maintain for DHL under the Hub Services agreement.

Depreciation and amortization expense increased $4.3 million in 2005 compared to 2004. The increase is primarily a result of five additional Boeing 767 aircraft that we placed in service since the second quarter of

2004. Our future depreciation expense will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement, as well as additional Boeing 767 aircraft that we will place into service. Our depreciation expense for 2006 will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement, as well as additional Boeing 767s that we anticipate placing into service and the number of those additional aircraft which we may finance. At this time, we estimate that depreciation expense will approximate $43.3 million in 2006.

Landing and ramp expense increased by 15.1% during 2005 compared to 2004. These expenses were higher due to rate increases at the airports we utilize. Additionally, this category includes deicing costs, which were higher in 2005 due to more severe winter weather in the first quarter of 2005 as compared to 2004.

Rent expense increased $0.5 million during 2005 compared to 2004, due to additional equipment rentals to support the expanded DHL network.

Other operating expenses include pilot travel, professional fees, insurance, utilities, and packaging supplies. Other operating expenses increased by $12.3 million in 2005 compared to 2004. The increases were primarily due to bad debt reserves related to our non-DHL customer billings, as well as logistic services, utilities, travel, recruiting, relocations, security and other costs necessary to support the hub consolidation project and other changes in the DHL network.

Interest Income and Expense

Our interest expense increased by $1.8 million in 2005 compared to 2004 due primarily to a reduced amount of interest capitalized during the cargo modification process of aircraft. Capitalized interest cost declined by $1.4 million in 2005 compared to 2004 because fewer aircraft were being modified during 2005. Interest income increased by $1.4 million in 2005 compared to 2004 due to holding a higher level of cash and cash equivalent balances compared to 2004 and by achieving higher yields. During 2004, interest earned on cash and cash equivalents reduced interest expense when calculating revenue under the DHL agreements. Beginning in 2005, interest earned on cash and cash equivalents is not included in the DHL revenue calculation.

Income Tax

ABX did not record a tax expense in 2004 or 2005 due to its net operating loss carryforwards. During 2005, the State of Ohio enacted comprehensive tax reform legislation. The Ohio corporate franchise tax will be phased out over five years and replaced with a commercial activity tax on gross receipts. We have written off the $6.3 million deferred tax asset and Ohio net operating loss carryforward attributable to Ohio, since we do not believe any part of the asset will be realized by 2009. The write-off of the Ohio deferred tax assets had no net provision effect since it was previously fully reserved.

We continue to fully reserve the net deferred tax assets as of December 31, 2005. The realization of deferred tax assets, including net operating loss carryforwards (“NOL CFs”), depends on the existence of sufficient taxable income within the applicable carryback or carryforward periods. After considering both positive and negative evidence of sources of future taxable income, ABX continues to maintain a full valuation allowance against its deferred tax assets, including NOL CFs, due to the likelihood that the deferred tax assets will not be realized. While ABX has had positive pre-tax income since separation from Airborne, excluding the 2003 impairment charge, it also has accumulated significant taxable losses during the post-separation period, primarily due to temporary differences in depreciating its aircraft fleet. These historical taxable losses and near-term projected taxable losses weighed significantly in the overall assessment. Also, in considering possible sources of taxable income in assessing the realization of the deferred tax assets, the company has not relied upon future taxable income from DHL contracts beyond the contract termination dates. The results of operations might be favorably impacted in the future by reversals of the valuation allowances if the company is able to demonstrate positive evidence, such as contract renewals or extensions, that indicate the deferred tax assets will be realized.

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

Income taxes:    During 2003, ABX recognized a net income tax benefit of $128.6 million largely due to the impairment charge of $600.9 million. Excluding the tax benefit of the impairment charge, income tax expense was $6.1 million in 2003. No income tax provision was recorded in 2004 due to ABX’s net operating loss carryforwards.

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

Our 2004 earnings from the DHL agreements were $30.2 million including revenue of $3.5 million from incremental mark-up for achieving quarterly cost-related goals during the year and $10.9 million for achieving annual cost-related and service goals. The two agreements with DHL allow ABX to earn additional incremental mark-up for meeting certain quarterly cost-related goals, annual cost-related goals and annual service goals. The maximum incremental mark-up available from the annual service goals is 0.25% of costs subject to mark-up under the ACMI agreement and 0.75% of costs eligible for mark-up under the Hub Services agreement. The maximum incremental mark-up available from the annual cost-related goals is approximately 0.81% of costs subject to mark-up under the ACMI agreement and approximately 0.81% of costs eligible for mark-up under the Hub Services agreement. Incremental mark-up earned on the annual goals is only recognized in the fourth quarter. During the fourth quarter of 2004, we recognized $4.0 million, or 100% of the maximum available incremental mark-up from the annual cost-related goal under the ACMI agreement, and $2.7 million, or 76% of the maximum annual cost-related goals under the Hub Services agreement. During the fourth quarter of 2004, ABX recognized revenue from the annual service goal in the ACMI agreement of $0.9 million, or 80% of the maximum available. Mark-up earned in the fourth quarter from the annual service goal under the Hub Services agreement totaled $3.3 million, or 100% of the maximum available under that contract.

Total revenues increased 3.6% for 2004 compared to 2003. Revenues from DHL increased 2.3% during 2004, reflecting increased activity to support the growth of DHL’s ground delivery services and the expansion of DHL’s ground network compared to last year.

Non-DHL revenues increased $15.1 million to $26.7 million in 2004 compared to $11.6 million for 2003. The growth was driven by charter/ACMI services, aircraft part sales and maintenance services. Non-DHL charter/ACMI service revenues grew $11.0 million to $17.0 million during 2004 compared to 2003. Hours flown for ACMI and charters increased approximately 2,350 hours to approximately 4,260 hours in 2004 compared to 2003. ACMI and charter revenues and hours for 2004 include $4.5 million and 315 hours for a seasonal air network that we provided to the USPS during seven days in December of 2004. We did not operate such a network in 2003 for the USPS. Revenues from aircraft part sales and maintenance services grew 69% to $7.6 million during 2004, compared to 2003.

Operating Expenses

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

Depreciation and amortization expense decreased $61.7 million in 2004 compared to 2003. The primary reasons for the decline in expense are the transfer of approximately $183.8 million of depreciable assets to Airborne as part of the separation transaction, and the impairment charge recorded in 2003 which reduced depreciable assets by approximately $600.9 million. Additionally, at the time of our separation from Airborne, we reassessed the estimated useful lives of our aircraft. We estimate that reducing the useful lives of the aircraft increased depreciation expense approximately $4.9 million in 2004 and affected earnings per share by less than $0.01 annually.

Prior to ABX’s separation from Airborne, all depreciation and heavy maintenance expenses were charged against the Airborne business. Between August 15, 2003 and December 31, 2004, all depreciation and heavy maintenance expenses incurred by ABX were charged to DHL under the commercial agreements. Because ABX did not charge depreciation and heavy maintenance expenses against the non-DHL business, ABX did not experience a favorable impact on its post-separation, non-DHL results as a result of the write-off and transfer of assets.

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

Other operating expenses include pilot travel, professional fees, insurance, utilities, and, prior to August 16, 2003, administrative allocations from Airborne and Airborne packaging and labeling supplies. Other operating expenses decreased by $24.8 million in 2004 compared to 2003 primarily due to approximately $26.6 million of Airborne packaging and labeling supplies which were recorded by ABX in 2003 while we were a subsidiary of Airborne. After the separation, packaging and labeling supplies are no longer expenses of ABX.

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

Interest Expense

Our interest expense decreased by $7.6 million in 2004 compared to 2003, due to interest allocations from Airborne that were no longer recorded by ABX since our separation from Airborne on August 15, 2003.

Income Tax

ABX did not record a tax provision in 2004 due to its net operating loss carryforwards and recorded a tax benefit in 2003 of $128.6 million. We had fully reserved the net deferred tax assets as of December 31, 2004 and 2003.

2003 Non-GAAP Earnings

For purposes of the above discussions on the results of operations, we have excluded the impairment charge of $600.9 million and its related tax benefit of $134.8 million from non-GAAP earnings. Non-GAAP earnings, which exclude the impairment charge, should not be considered a measure of financial performance under GAAP. We believe that excluding the impairment charge from our earnings is a significant component in understanding and assessing our financial performance. The impairment charge was triggered by our separation from Airborne, an event unlikely to recur. Excluding the impairment charge from our earnings is useful when comparing ABX’s financial results to previous periods and current periods or forming expectations of future results. Non-GAAP earnings should not be considered in isolation or as an alternative to net income, cash flows generated by operations, or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Operating cash flows were $119.1 million, $57.2 million and $101.4 million for 2005, 2004 and 2003, respectively. Our operating cash flows are primarily a function of aircraft depreciation expense reimbursed by DHL and the mark-up earned under our commercial agreements with DHL. The increase in operating cash flows in 2005 compared to 2004 is primarily a result of receiving amounts from DHL related to 2004 revenues offset by larger cash outflows for accounts payable and accrued expenses. At the end of 2004, we had a large receivable due from DHL primarily as a result of expanded DHL business activity during the fourth quarter 2004, which resulted in actual expenses exceeding funded expenses during the quarter.

Capital Expenditures

Total capital expenditures were $60.7 million in 2005 compared to $73.7 million and $88.5 million in 2004 and 2003, respectively. Our capital expenditures in recent years have primarily been for the acquisition and cargo modification of Boeing 767 aircraft. During 2004 and 2003, we acquired two and three Boeing 767 aircraft, respectively. These aircraft were modified into cargo configurations and placed in service during 2004 and 2005. During 2005, we completed three of the Boeing 767 cargo modifications and acquired one additional Boeing 767 aircraft from Delta which was undergoing cargo modification at year end. Our capital spending in 2006 will be primarily for the acquisition and modification of additional Boeing 767 aircraft described under “Commitments” below. The level of capital spending for 2006 is anticipated to be approximately $125 million. We plan to finance approximately 50% of these expenditures through aircraft leases or other borrowings.

Commitments

In September 2005, we reached an agreement with Delta committing ABX to purchase eleven additional Boeing 767 aircraft from Delta between January 2006 and December 2008. We contracted with an aircraft maintenance provider to modify these aircraft from passenger to freighter configurations. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $196.2 million for the twelve Delta aircraft.

The table below summarizes our contractual obligations and commercial commitments (in thousands) as of December 31, 2005. It does not include cash contributions for pension funding due to the absence of scheduled maturities. The timing of pension payments cannot be determined, except for amounts estimated to be paid in 2006, which are discussed above below “Postretirement Obligations.” The long-term debt bears interest at 5.00% per annum, payable semi-annually.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt, including interest payments	$196,664	$4,614	$9,228	$9,228	$173,594
Capital lease obligations	112,469	15,075	30,069	29,941	37,384
Operating leases	16,279	4,536	7,575	4,168	—
Unconditional purchase obligations	196,151	104,279	91,872	—	—

Total contractual cash obligations	$521,563	$128,504	$138,744	$43,337	$210,978

The unconditional purchase obligations consist of commitments to acquire and modify aircraft to a standard cargo configuration. We plan to finance the cost of modifying the aircraft with existing cash and contractor provided financing during the modification period. Upon completion of the modification, we anticipate some aircraft will be sold and leased back to ABX through a syndication process being arranged by our lead bank. Our future operating results will be affected by the interest rates and other terms and conditions of the new borrowings or leases.

Liquidity

At December 31, 2005, we had approximately $69.5 million of cash balances, $20.0 million of marketable securities and $10.6 million due from DHL. Also, DHL guarantees our financing obligations for three in-service Boeing 767 aircraft. ABX has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of ABX’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if ABX needs additional borrowing capacity. The agreement contains covenants restricting the level of annual capital expenditures. The agreement was recently modified to exclude from the covenants capital expenditures for the twelve aircraft modifications described above beginning in 2005. The agreement provides for the issuance of letters of credit on ABX’s behalf. As of December 31, 2005, the unused credit facility totaled $37.7 million, net of outstanding letters of credit of $7.3 million. We plan to renew these letters of credit through the credit facility agreement when the letters expire.

We believe that our current cash balances and forecasted cash flows provided by commercial agreements with DHL, combined with our credit facility and anticipated financing for aircraft acquisitions, will be sufficient to fund our planned operations and capital expenditures for 2006.

The promissory note due to DHL limits cash dividends that we can pay up to $1.0 million annually. We have not declared any cash dividends and intend to retain earnings to finance future growth and operating requirements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any material unconsolidated SPE transactions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimates used in preparing the consolidated financial statements.

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

In addition to a base mark-up of 1.75%, both the ACMI and Hub Services agreements provide for an incremental mark-up potential above the base 1.75%, based on our achievement of specified cost-related and service goals. The ACMI agreement provides for a maximum potential incremental mark-up of 1.60%, with 1.35% based on cost-related goals and 0.25% based on service performance. The Hub Services agreement provides for a maximum potential incremental mark-up of 2.10%, with 1.35% based on cost-related goals and 0.75% based on service performance. Both contracts call for 40% of any incremental mark-up earned from cost-related goals to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, a maximum incremental mark-up of approximately 0.54% may be achieved based on quarterly results and recognized in our quarterly revenues. Up to a maximum incremental mark-up of approximately 0.81% based on annual cost-related goals could be recognized during the fourth quarter, when full year results are known. Incremental mark-up potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the Hub Services agreement) is measured annually and any revenues earned from their attainment would be recognized during the fourth quarter, when full year results are known. Management cannot predict to what degree ABX will be successful in achieving incremental mark-up.

In August 2005, DHL and ABX agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of ABX’s revenue potential under a cost-related incentive. The amendment temporarily reduces the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that ABX can earn during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. Additionally, the initial term of the Hub Services agreement was extended for an additional year and will not be subject to annual renewals until August 15, 2007. In 2006, the base mark-up will revert to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive will revert to the previous level of approximately 0.54%. The amendment does not change the annual cost and service-related incremental mark-up opportunities under the Hub Services agreement. The Hub Services agreement, as amended, continues to allow DHL to terminate specific services upon providing at least sixty-days notice. The amendment does not affect the mark-up or the term of the ACMI agreement, incepted on August 15, 2003, which is for seven years and automatically renews for an additional three years unless a one-year notice of non-renewal is given.

ABX derives a portion of its revenues from customers other than DHL. ACMI and charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the ABX’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the company’s financial position or its results of operations.

Postretirement Obligations

We sponsor qualified defined benefit plans for our pilots and other eligible employees. We also sponsor unfunded postretirement healthcare plans for our flight crewmembers and non-flight crewmember employees. We also sponsor non-qualified, unfunded excess plans that provide benefits to executive management and pilots that are in addition to amounts permitted to be paid through our qualified plans under provisions of the tax laws.

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our postretirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. For our postretirement healthcare plans, consideration of future medical cost trend rates is an important assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs that are materially different than those recorded in our annual results of operations.

The plan assets related to our funded pension plans have experienced an actual investment return of approximately 8.2% over the last ten years. Our actuarial valuation includes an assumed long-term rate of return on plan assets of 8%. Our assumed rate of return is based on a targeted long-term investment allocation of 60% equity securities and 40% fixed income securities. The actual asset allocation at December 31, 2005 was 61% equities and 39% fixed income.

In evaluating our assumption regarding expected long-term investment returns on plan assets, we consider a number of factors including: our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio and long- term inflation assumptions. The selection of the expected return rate materially affects our pension costs. We selected an expected rate of return of 8% in 2005 and continue to use this rate for valuation and determining pension costs in 2006. We continue to believe that 8% is a reasonable long-term rate of return. If we were to lower our long-term rate of return assumption by a hypothetical 100 basis points, expense in 2006 would be increased by approximately $4.7 million. We use a market value of assets as of the measurement date for determining pension expense.

In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation) we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note J to the consolidated financial statements) but also affects the succeeding year’s pension and postretirement healthcare costs. The discount rate selected for December 31, 2005, based on the method described above, was 5.70% compared to 5.85% at December 31, 2004. If we were to lower our discount rate by a hypothetical 50 basis points, pension expense in 2006 would be increased by approximately $7.8 million.

The assumed future increase in salaries and wages is also a significant estimate in determining pension costs. In selecting this assumption, we consider our historical wage and pensionable earnings increases, future wage increase projections, our collective bargaining agreement with pilots, and inflation. We have used a 4% salary increase assumption for non-pilots and a 4.5% salary increase for pilots in 2005 and will use the same assumptions for 2006. In 2006, if we used a salary increase assumption which was 100 basis points higher than that used, pension costs would have increased by approximately $7.4 million.

The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense.

	Effect of change
	(in thousands)
	2006 Pension expense	December 31, 2005
Change in assumption		Funded status	Additional minimum liability
100 basis point decrease in rate of return	$4,700	$(10,621)	$10,367
50 basis point decrease in discount rate	7,792	(48,849)	27,363
100 basis point increase in compensation rates	7,418	(33,973)	—
Aggregate effect of all the above changes	20,907	(99,650)	39,860

We estimate that cash contributions to the defined benefit pension plans will approximate $53.6 million in 2006. Funding for the contributions will be generated primarily from our operating agreements with DHL. Under our agreements with DHL, the actuarial expense of our pension and postretirement health care plans is reimbursed with mark-up.

The actual contributions to the defined benefit pension plans during 2006 will depend upon a discount rate formula that will be affected by the passage of pension funding bills pending approval by the U.S. Congress and the signature of the President. If the bills, as currently anticipated, do not become law, our 2006 pension funding may be higher than estimated above.

NEW ACCOUNTING PRONOUNCEMENTS

See Note B to the consolidated financial statements for discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by reimbursement through the ACMI agreement.

We have interest rate risk as a result of debt obligations. As of December 31, 2005, we have $123.2 million of fixed interest rate debt and $50.0 million of variable interest rate debt outstanding.

Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is largely mitigated, however, because, at this time, our interest expense for the debt with variable rate risk is marked up and charged to DHL under our ACMI agreement. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase in interest rates would have resulted in an increase in interest expense of approximately $0.5 million for the year ended December 31, 2005.

The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long-term debt through a hypothetical 20% decrease in interest rates. As of December 31, 2005, a 20% decrease in interest rates would have increased the fair value of our fixed interest rate debt by approximately $13.7 million.

ABX also faces financial exposure to changes in interest rates. ABX has a portfolio of marketable securities consisting primarily of U.S. Government agency obligations. These securities are classified as available-for-sale and, consequently, are recorded at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. The following table presents expected cash flows from market-risk sensitive financial instruments. These financial instruments are denominated in U.S. dollars and are not held for the purpose of trading.

	Fair Value	Contractual Maturities
		2006	2007
Fixed Rate Securities	$19,028	$15,651	$3,400
Weighted Average Interest Rate		4.76%	4.77%

Variable Rate Securities	$1,001	$—	$1,000
Weighted Average Interest Rate		0.00%	4.14%

ABX does not have any derivative financial instruments at December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABX Air, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of ABX Air, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15a(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

As discussed in Note A to the consolidated financial statements, the Company’s principal customer accounts for approximately 98% of the Company’s revenues. The Company’s financial security is dependent on its relationship with this customer.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ABX Air, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE, LLP

March 15, 2006

Dayton, Ohio

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,473	$38,749
Accounts receivable, net of allowance of $872 and $244 in 2005 and 2004	15,776	54,677
Inventory	14,014	15,045
Marketable securities	15,637	—
Prepaid expenses and other	5,546	2,550

TOTAL CURRENT ASSETS	120,446	111,021
Property and equipment, net	381,645	351,646
Other assets	13,952	10,256

TOTAL ASSETS	$516,043	$472,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,068	$62,635
Salaries, wages and benefits	47,249	44,689
Accrued expenses	9,240	7,020
Current portion of postretirement liabilities	14,701	12,706
Current portion of long-term obligations	8,612	7,954
Unearned revenue	4,399	7,565

TOTAL CURRENT LIABILITIES	162,269	142,569

Long-term obligations	164,572	173,856

Postretirement liabilities	74,618	67,063

Other liabilities	1,505	1,486

Deferred income tax liabilities

Commitments and contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 58,385,100 and 58,270,400 shares issued and outstanding in 2005 and 2004 respectively	584	583
Additional paid-in capital	430,026	428,637
Restricted stock compensation awards	(688)	—
Deficit	(297,890)	(328,202)
Accumulated other comprehensive loss	(18,953)	(13,069)

TOTAL STOCKHOLDERS’ EQUITY	113,079	87,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$516,043	$472,923

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31
	2005	2004	2003
REVENUES	$1,464,390	$1,202,509	$1,160,959
OPERATING EXPENSES:
Salaries, wages and benefits	610,251	501,419	472,028
Purchased line-haul	312,286	233,367	172,126
Fuel	257,710	197,879	150,454
Maintenance, materials and repairs	108,343	108,425	114,032
Depreciation and amortization	41,167	36,817	98,503
Landing and ramp	26,522	23,040	27,385
Rent	7,506	6,993	9,748
Other operating expenses	61,842	49,571	74,978
Impairment charge	—	—	600,871

	1,425,627	1,157,511	1,720,125
INTEREST EXPENSE	(10,805)	(8,956)	(16,517)
INTEREST INCOME	2,354	931	138

EARNINGS (LOSS) BEFORE INCOME TAXES	$30,312	$36,973	$(575,545)
INCOME TAX BENEFIT	—	—	128,644

NET EARNINGS (LOSS)	$30,312	$36,973	$(446,901)

EARNINGS (LOSS) PER SHARE:
Basic	$0.52	$0.63	$(8.52)

Diluted	$0.52	$0.63	$(8.52)

WEIGHTED AVERAGE SHARES:
Basic	58,270	58,270	52,474

Diluted	58,475	58,270	52,474

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2005	2004	2003
OPERATING ACTIVITIES:
Net earnings (loss)	$30,312	$36,973	$(446,901)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment charge	—	—	600,871
Deferred income taxes	—	—	(134,738)
Depreciation and amortization	41,167	36,817	98,503
Postretirement liabilities	5,294	5,307	(2,751)
Changes in assets and liabilities:
Restricted cash	—	2,640	(2,640)
Accounts receivable	38,901	(49,195)	(3,293)
Inventory and prepaid supplies	(3,929)	(899)	2,082
Accounts payable	4,871	19,280	(7,925)
Accrued expenses, salaries, wages, benefits and other liabilities	4,799	10,378	(14,720)
Unearned revenue	(3,166)	(4,736)	12,301
Other	862	609	644

NET CASH PROVIDED BY OPERATING ACTIVITIES	119,111	57,174	101,433

INVESTING ACTIVITIES:
Capital expenditures	(60,685)	(73,668)	(88,524)
Purchases of marketable securities	(24,362)	—	—
Proceeds from sales of marketable securities	4,250	—	—
Sales of aircraft and equipment	466	—	—

NET CASH USED IN INVESTING ACTIVITIES	(80,331)	(73,668)	(88,524)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(7,953)	(7,333)	(7,332)
Line of credit and financing fees	(103)	(525)	(306)
Proceeds from promissory note	—	—	89,021
Distribution of promissory note proceeds to Airborne, Inc.	—	—	(29,021)
Advances from Airborne, Inc.	—	—	(2,203)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,056)	(7,858)	50,159

NET INCREASE (DECREASE) IN CASH	30,724	(24,352)	63,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	38,749	63,101	33

CASH AND CASH EQUIVALENTS AT END OF YEAR	$69,473	$38,749	$63,101

SUPPLEMENTAL CASH FLOW INFORMATION:
Accrued aircraft modification expenditures	$10,562	—	—

Interest paid, net of amount capitalized	$10,251	$9,440	$13,665

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Add’l Paid-in Capital	Restricted Stock	Retained (Deficit) Earnings	Accumulated Other Comp. Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2002	52,107,129	$521	$410	$—	$237,070	$(5,679)	$232,322
Separation from Airborne, Inc.:
Dividend of certain assets and liabilities to Airborne, Inc. (Note A)					(155,344)		(155,344)
Cancellation of advances payable to Airborne, Inc. (Note A)			457,310				457,310
Distribution of promissory note proceeds to Airborne, Inc.			(29,021)				(29,021)
Issuance of shares to note holders of Airborne’s Convertible Senior Notes (Note D)	6,163,271	62	(62)				—
Comprehensive loss:
Net loss					(446,901)		(446,901)
Other comprehensive income (loss), net of tax:
Unrealized interest rate swap gain						2,204	2,204
Minimum pension liabilities						(1,904)	(1,904)

Total comprehensive loss							$(446,601)

BALANCE AT DECEMBER 31, 2003	58,270,400	$583	$428,637	$—	$(365,175)	$(5,379)	$58,666
Comprehensive income
Net earnings					36,973		36,973
Other comprehensive (loss)
Minimum pension liabilities						(7,690)	(7,690)

Total comprehensive income							$29,283

BALANCE AT DECEMBER 31, 2004	58,270,400	$583	$428,637	$—	$(328,202)	$(13,069)	$87,949

Stock-based compensation plans
Amortization of stock awards			496				496
Issuance of restricted stock	114,700	1	893	(894)			—
Amortization of restricted stock				206			206
Comprehensive income
Net earnings					30,312		30,312
Other comprehensive (loss)
Minimum pension liabilities						(5,829)	(5,829)
Unrealized loss on available-for-sale securities						(55)	(55)

Total comprehensive income							$24,428

BALANCE AT DECEMBER 31, 2005	58,385,100	$584	$430,026	$(688)	$(297,890)	$(18,953)	$113,079

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended December 31, 2005

NOTE A—BACKGROUND AND BASIS OF PRESENTATION

Nature of Operations

ABX Air, Inc. (“ABX” or the “Company”) is a U.S.-certificated air carrier that provides air cargo transportation services primarily within the U.S. The Company also provides package handling, truck line-haul services, warehousing, and other air cargo transportation related services. Airborne, Inc. (“Airborne”), now DHL Express (USA), Inc., (“DHL”) provided the Company with approximately 98% of its revenues in 2005, 2004 and 2003. The Company also offers ACMI (aircraft, crew, maintenance and insurance) and on-demand charter services to other customers, including freight forwarders and major shippers.

The Company provides air cargo transportation services through the operation of a fleet of 112 in-service aircraft. At December 31, 2005, the fleet consisted of 29 Boeing 767, 70 McDonnell Douglas DC-9 (“DC-9”) and 13 McDonnell Douglas DC-8 (“DC-8”) aircraft. The Company operates and maintains DHL Express’s main air hub and package sorting center, located in Wilmington, Ohio and 18 regional sort facilities. The Company provides truck line-haul services through contracts with independent trucking companies.

Separation Agreement

On August 15, 2003, DHL Worldwide Express, B.V., through its wholly-owned subsidiary, DHL Holdings (USA), Inc. (“DHL Holdings”), acquired the ground and related operations of Airborne and ABX was separated from Airborne, becoming an independent publicly traded company. The separation of the Company from Airborne was a condition of the merger agreement between Airborne and DHL Worldwide Express, B. V. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. Immediately prior to the separation, certain assets and liabilities related to Airborne’s ground operations were transferred out of the Company to Airborne. The separation of the Company from Airborne occurred according to the terms and conditions of the separation agreement, which was included in ABX’s amended registration statement filed on July 11, 2003. On January 1, 2005, Airborne was merged into DHL. (Hereinafter, DHL Holdings, DHL Express and Airborne will sometimes be referred to individually and collectively as “DHL”.)

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

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

Capitalization of ABX

At the time of separation, the Company split its stock and issued 52,106,129 additional shares of ABX Air, Inc. common stock, with a par value of $0.01 per share to the Airborne stockholders under terms of the merger agreement. The advances from Airborne of $457.3 million were cancelled. The Company issued a promissory note to DHL in the amount of $89.0 million and transferred $29.0 million to Airborne, leaving ABX with a cash balance of $60.0 million. The note was subsequently increased to $92.9 million to true up certain separation adjustments and leave total stockholders’ equity of $50.0 million after recording the impairment charge discussed below. The principal of the note is due in 2028 and the note bears interest at 5.00% per annum, payable semi-annually. The interest expense on the promissory note is reimbursable, as discussed below, without mark-up. The stock split has been retroactively reflected in the computation of earnings per share and in the consolidated balance sheets and related footnotes for all periods presented.

Commercial Agreements

In connection with the separation, the Company entered into a number of commercial agreements with DHL including an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul services agreement (“Hub Services agreement”). Under these agreements, the Company provides air cargo transportation, package handling, warehousing, line-haul logistics and airport, equipment and facilities

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

maintenance services to DHL and receives compensation generally as determined by cost plus a base mark-up percentage of 1.75%. Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from achievement of cost and service goals outlined in the two commercial agreements. Certain costs under the agreements are reimbursable only, without mark-up. These costs primarily include jet fuel expense, landing and ramp rental charges, certain facility rent, and interest expense on the note payable to DHL. Income tax expense incurred by the Company, as well as direct expenses incurred to secure revenue from customers other than DHL, are not reimbursed under the terms of the two commercial agreements. The ACMI agreement has an initial term of seven years, through August 15, 2010, with an automatic renewal for an additional three years, unless an advance notice of one year is given, or if the Company is not in compliance with applicable performance standards specified in the agreement. The Hub Services agreement expires August 15, 2007, with one-year automatic renewals, unless ninety days advance notice is given.

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

In August 2005, DHL and the Company agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of the Company’s revenue potential under a cost-related incentive. The amendment temporarily reduces the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that the Company can earn during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. Additionally, the initial term of the Hub Services agreement was extended for an additional year and will not be subject to annual renewals until August 15, 2007. In 2006, the base mark-up will revert to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive will revert to the previous level of approximately 0.54%. The amendment does not change the annual cost and service-related incremental mark-up opportunities under the Hub Services agreement. The Hub Services agreement, as amended, continues to allow DHL to terminate specific services upon providing at least sixty-days notice. The amendment does not affect the mark-up or the term of the ACMI agreement, incepted on August 15, 2003, which is for seven years and automatically renews for an additional three years unless a one-year notice of non-renewal is given.

On March 15, 2006 the Company entered into an agreement with DHL which will reduce certain services that the Company provides to DHL under the Hub Services agreement. See discussion at “DHL Business Plans.”

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

Three years ended December 31, 2005

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

In conjunction with the fair value evaluation of its assets, the Company reassessed the useful lives and residual values of its aircraft. As a result, the Company changed the useful lives used to amortize its Boeing 767, DC-9 and DC-8 aircraft to 15, 7 and 5 years, respectively, beginning August 16, 2003. Prior to the separation from Airborne, the Company depreciated its Boeing 767, DC-9 and DC-8 aircraft over 18, 10 and 7 years, respectively. Had the Company not changed the estimated useful lives of the aircraft, 2005, 2004 and 2003 depreciation expense would have been approximately $6.2 million, $4.9 million and $1.8 million less than reported, respectively. The impact represents less than $0.01 per diluted share in 2005, 2004 and 2003 due to reimbursement of depreciation expense under the Company’s contracts with DHL.

The following table shows the impairment charge by aircraft type, parts and equipment (in thousands):

Impairment Charge
Aircraft type:
DC-8	$32,806
DC-9	76,549
Boeing 767	455,199
Spare parts and inventory	33,303
Equipment	3,014

Total	$600,871

Stock-Based Compensation

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

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

No compensation expense has been recorded by the Company for these options. Had expense been measured under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per basic and diluted share for 2003 would have been as follows (in thousands, except per share data):

Year Ended December 31, 2003
Net earnings (loss):
As reported	$(446,901)
Less stock-based employee compensation expense for Airborne stock options granted	(438)

$(447,339)

Basic earnings (loss) per share:
As reported	$(8.52)

Pro forma	$(8.52)

Diluted earnings (loss) per share:
As reported	$(8.52)

Pro forma	$(8.52)

In conjunction with the separation, all unexercised Airborne options granted to employees of the Company were cancelled. The weighted average fair value for Airborne options granted in 2003, computed utilizing the Black-Scholes option-pricing model, was $7.17. Significant assumptions used in the estimation of fair value and compensation expense are as follows:

Year Ended December 31, 2003
Weighted average expected life (years)	6.8
Weighted average risk-free interest rate	3.4%
Volatility of Airborne stock	46.0%
Dividend yield of Airborne stock	1.0%

DHL Business Plans

On March 15, 2006, DHL notified the Company of its intent to reduce certain services provided under the Hub Services agreement. Specifically, DHL intends to directly manage the over-the-road truck line-haul network currently managed by the Company and transition the operation of its regional hub in Allentown, Pennsylvania, from the Company’s management. The earnings from these operations were 15.2% of the Company’s 2005 consolidated net income. In November 2004, DHL notified the Company of its plans to remove twenty-six specific aircraft from service during 2005. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions would be subject to change. Through March 15, 2006, seven aircraft have been removed from active service in the ACMI agreement since the Company received the November 2004 notification.

The Company has not received further notification from DHL regarding the release of aircraft from the ACMI agreement. The timing and number of additional aircraft reductions are at the discretion of DHL. At this

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

time, the Company does not know when or the extent that DHL may reduce the ACMI services. The Company projects that DHL will transition the line-haul network during the second quarter of 2006 and the Allentown hub during the third quarter of 2006. During the transition of the line-haul during the second quarter of 2006, the Company has agreed to forego charging a mark-up on the line-haul expense.

The Company’s future operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the number and timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the timing of hub services reductions. At the Company’s current level of stockholders’ equity, the removal of additional aircraft from the ACMI agreement will result in impairment charges for aircraft in which their fair market values are less than their carrying value.

Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. The Company can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL depends on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Management assesses the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if the Company’s equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, as it is now, any amount by which the fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

Of the seven aircraft removed from service, one was sold to DHL during 2005 and six are being used for spare parts, as service backups, surplus part sales or in furtherance of the Company’s non-DHL charter/ACMI operations. The Company sold the aircraft, a DC-9, for its net book value of $0.6 million. The sale consideration consisted of $0.4 million payable in cash and $0.2 million recorded as a reduction in the promissory note owed to DHL. Additionally, the Company and DHL reached an agreement to settle the Company’s put rights on two of the DC-8 aircraft removed from service. The net book value of these two aircraft exceeded the appraised fair market value by $0.4 million. In lieu of selling the aircraft to DHL for fair market plus a reduction in the promissory note, as permitted by the put provisions of the ACMI agreement, the Company elected to retain ownership of these aircraft, and the balance of the promissory note due to DHL was reduced by $0.4 million with a corresponding reduction in aircraft net book value.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries are eliminated upon consolidation. The consolidated financial statements for 2003 also include allocations of certain expenses, assets and liabilities that previously were recorded in the accounts of Airborne. The allocations are necessary to report the Company’s operations, cash flows and financial position as if the Company had operated on a stand-alone basis for all periods presented. Management believes these allocations were made on a reasonable basis. However, the results depicted by these financial statements may not be indicative of the conditions that would have existed or the results of operations if the Company had operated as a separate entity in 2003.

Prior to August 16, 2003, the Company operated as a wholly-owned subsidiary of Airborne. Accordingly, the Company’s 2003 consolidated financial statements include only 138 days of operations as an independent

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

publicly-owned company. The Company’s operating results prior to separation from Airborne do not reflect the effects of the pricing structure under the ACMI agreement and Hub Services agreement, the new capital structure of the business, the current tax status, the cost of new corporate functions and other changes resulting from the separation from Airborne.

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

Restricted Cash

Restricted cash at December 31, 2003 consisted of cash held in designated accounts that collateralized certain letters of credit held as collateral primarily for insurers of workers’ compensation benefits. There was no restricted cash as of December 31, 2005 or 2004.

Inventory

The Company’s inventory is comprised primarily of expendable spare parts and supplies used for internal consumption. These items are generally charged to expense when issued for use. The Company values aircraft spare parts inventory at weighted-average cost and maintains a related obsolescence reserve. The Company records an obsolescence reserve on a base stock of inventory for each fleet type. Inventory amortization for the obsolescence reserve corresponds to the expected life of each fleet type. Additionally, the Company monitors the usage rates of inventory parts and segregates parts that are technologically outdated or no longer used in its fleet types. Slow moving and segregated items are actively marketed and written down to their estimated net realizable values based on market conditions.

Management analyzes the inventory reserve for reasonableness at the end of each calendar quarter. That analysis includes consideration of the expected fleet life, amounts expected to be on hand at the end of a fleet life, and recent events and conditions that may impact the usability or value of inventory. Events or conditions that may impact the expected life, usability or net realizable value of inventory include additional aircraft maintenance directives from the Federal Aviation Administration, changes in Department of Transportation regulations, new environmental laws and technological advances.

Marketable Securities

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

Three years ended December 31, 2005

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

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $1.1 million, $2.5 million and $1.6 million for 2005, 2004 and 2003, respectively.

Income Taxes

Income taxes have been computed using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more than likely that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. Through August 15, 2003, the Company was included in Airborne’s consolidated tax return. The Company’s tax provisions were calculated on a stand-alone basis.

Restricted Stock

The Company’s restricted stock consists of stock granted to employees which vest over a service period. The restrictions on the non-vested restricted stock awards lapse for employees actively employed at the Company on December 31, 2007. Restrictions could lapse sooner upon death, disability or after qualifying for retirement.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

Comprehensive Income (Loss)

Comprehensive income or loss includes net income or loss and other comprehensive income or loss. Other comprehensive income or loss for the Company consists of changes from minimum pension liabilities, unrealized gains and losses on available-for-sale marketable securities and, during 2003, changes in the fair value of an interest rate swap agreement.

Interest Rate Swap Agreement

Airborne, on behalf of the Company, entered into an interest rate swap agreement to manage its exposure to interest rate movements by effectively converting variable rate debt incurred on certain aircraft financings to fixed rate debt. Prior to the separation of the Company, Airborne settled the interest rate swap agreement. The interest rate swap had maturity dates, interest rate reset dates, and notional amounts that matched those of the underlying debt of the Company. The Company accounted for the interest rate swap under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement requires that each derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement also establishes criteria for a derivative to qualify as a hedge for accounting purposes. Changes in fair value of derivatives designated as hedges of forecasted transactions are deferred and recorded as a component of accumulated other comprehensive loss until the hedged forecasted transaction occurs and is recognized in earnings. In addition, all derivatives used in hedge relationships must be designated, reassessed and documented pursuant to provisions of SFAS No. 133.

The differential between the variable and fixed rates to be paid or received was accrued as interest rates changed and was recorded as an adjustment to interest expense. Changes in fair value of the interest rate swap were reported, net of related income taxes, in accumulated other comprehensive loss. This amount was reclassified into interest expense as a yield adjustment in the same period in which the related interest, on the aircraft financings, affected earnings. Because the critical terms of the interest rate swap and the underlying obligation were the same, there was no ineffectiveness recorded in the consolidated statements of operations. Incremental interest expense incurred as a result of the interest rate swap was $1.1 million in 2003.

Fair Value Information

The carrying amounts for accounts receivable and current liabilities approximate fair value. The fair value of the promissory note due to DHL was approximately $90.0 million at December 31, 2005, about $2.3 million less than the carrying value.

Revenue Recognition

Revenues from DHL are determined based on expenses incurred during a period and recognized when the related services are performed. Prior to August 16, 2003 revenues from Airborne were calculated as the sum of pretax net expenses incurred plus 2.00%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from DHL are determined based on the expenses incurred during a reporting period under the two commercial agreements (see Note A). Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on the promissory note due to DHL, rent and ramp and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up. During the last six months of 2005, the base mark-up on the Hub Services agreement was temporarily reduced to 1.25%, while the incremental quarterly mark-up was temporarily increased from 0.54% to 1.04% (see Note A).

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

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

See discussion under “DHL Business Plans” in Note A for recent developments.

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

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company adopted this new accounting standard during the fourth quarter of 2005. The adoption of FIN 47 did not have any impact on the Company’s financial statements.

NOTE C—AIRBORNE AND DHL TRANSACTIONS

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for Airborne and DHL were $1.4 billion, $1.2 billion and $1.1 billion for 2005, 2004 and 2003, respectively.

The Company’s balance sheet included the following balances related to revenue transactions with DHL (in thousands):

	December 31
Asset (Liabilities)	2005	2004
Accounts receivable	$10,574	$46,141
Accounts payable	(395)	(395)
Unearned revenue	(4,151)	(6,631)

Net asset	$6,028	$39,115

As specified in the two commercial agreements with DHL, the Company is advanced funds on the first business day of each week for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects the portion of a scheduled payment from DHL that relates to revenues earned in the next year. Accounts receivable is primarily from the revenues earned under the commercial agreements. Accounts payable is interest payable on the promissory note. The Company’s expenses during 2005 and 2004 included approximately $2.0 million of lease expense for facilities at the DHL Air Park.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

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

Year Ended December 31, 2003
Insurance premiums and claims processing	$403
Letters of credit	1,231
Audit	41
Information technology support	300
Accounting, tax, cash management and treasury support	275
Employee benefits administration	37
Government affairs and industry trade group fees	77
Other	130

Total	$2,494

Interest Expense

Prior to August 16, 2003, interest expense included allocations to the Company of interest cost incurred by Airborne in addition to interest expense incurred on obligations of the Company. The Company was allocated interest expense based upon its proportionate share of stockholders’ equity, inclusive of advances from Airborne, in comparison to the consolidated totals of Airborne. An allocation of $8.6 million was made for 2003.

NOTE D—COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	December 31
	2005	2004	2003
Net income (loss) applicable to common stockholders	$30,312	$36,973	$(446,901)

Weighted-average shares outstanding for basic earnings per share	58,270	58,270	52,474
Common equivalent shares:
Effect of stock-based compensation awards	205	—	—

Weighted-average shares outstanding assuming dilution	58,475	58,270	52,474

Basic earnings per share	$0.52	$0.63	$(8.52)

Diluted earnings per share	$0.52	$0.63	$(8.52)

Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 114,700 shares of restricted stock which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

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

NOTE E—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. Marketable securities classified as available-for-sale are recorded at their estimated fair market values and any unrealized gains and losses are included in accumulated other comprehensive gain or loss within stockholders’ equity. Interest on marketable securities is included in interest income. Realized gains and losses of any securities sold are based on the specific identification method. Marketable securities of approximately $4.4 million contractually mature during 2007 and are included in other assets within the Company’s consolidated balance sheets. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties.

The following is a summary of the Company’s marketable securities (in thousands):

December 31, 2005
Estimated Fair Market Value
Obligations of U.S. Government Agencies	$12,977
Obligations of U.S. corporations	7,052

Total marketable securities	$20,029

The Company did not have any marketable securities on December 31, 2004.

NOTE F—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Aircraft and flight equipment	$601,982	$538,798
Maintenance and support equipment	47,136	44,750
Vehicles and other equipment	2,192	1,715
Leasehold improvements	147	13

	651,457	585,276
Accumulated depreciation and amortization	(269,812)	(233,630)

Property and equipment, net	$381,645	$351,646

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

Property and equipment includes $35.4 million of property held under capital leases at December 31, 2005 and 2004, and accumulated depreciation and amortization includes $5.9 million and $3.4 million for property held under capital leases as of December 31, 2005 and 2004, respectively.

NOTE G—INCOME TAXES

The Company’s income tax provision for 2005 is fully offset by the reduction in the Company’s valuation allowance against its deferred tax asset. The valuation allowance for net deferred tax assets was $67.1 million and $78.0 million as of December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had cumulative net operating losses for federal income tax purposes of approximately $140.6 million which begin to expire in 2022. The Company also had state income tax loss carryforwards of $2.3 million at December 31, 2005 which have remaining lives ranging from 5 to 20 years.

In June 2005, the State of Ohio enacted comprehensive tax reform. The Ohio Corporate Franchise Tax will be phased out over the next five years and replaced by a gross receipts tax. As a result, the Company reduced the deferred tax assets, including the Ohio state franchise tax NOL CFs, of approximately $6.5 million in 2005, since the Company concluded these assets would not be realized within the applicable phase-out period. These deferred tax assets were already reserved by the valuations allowance. Therefore the reduction did not impact current year operations.

During 2004, ABX was notified by Airborne, its former parent, that Airborne would not be able to fully utilize federal net operating losses incurred by ABX while it was a member of Airborne’s Federal consolidated group. Accordingly, the Company increased its federal net operating loss carryforward by $26.1 million and recorded an additional deferred tax asset of $9.2 million in 2004 that was fully offset by an increase in the valuation allowance.

Deferred income tax assets (liabilities) consist of the following (in thousands):

	December 31,
	2005	2004
Net operating loss carryforward	$51,478	$37,493
Capital and operating leases	28,318	31,102
Postretirement employee benefits	20,118	17,892
Employee benefits other than postretirement	7,695	6,767
State taxes	323	5,790
Other	2,577	276
Accelerated depreciation and impairment charges	(43,447)	(21,304)
Valuation allowance	(67,062)	(78,016)

Net deferred income tax asset	$—	$—

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

Income tax benefit consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$(2,561)
State	—	—	(464)

	—	—	(3,025)

Deferred:
Federal	—	—	122,105
State	—	—	9,564

	—	—	131,669

Total income tax benefit	$—	$—	$128,644

The income tax rate differed from the Federal statutory rate as follows:

	Year Ended December 31,
	2005	2004	2003
Taxes computed at statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	(1.6)%	(3.9)%	0.9%
Tax effect of nondeductible expenses	(4.2)%	(1.6)%	(0.1)%
Increase/(decrease) of Federal NOL CF	(0.6)%	24.9%	0.0%
Elimination of Ohio state NOL CF and deferred tax assets	(13.9)%	0.0%	0.0%
Increase in state NOL CF and state deferred tax assets	0.0%	17.9%	0.0%
Change in valuation allowance	55.3%	(2.3)%	(13.4)%

Effective income tax benefit rate	0.0%	0.0%	22.4%

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

	December 31,
	2005	2004
Promissory note due to DHL	$92,276	$92,949
Capital lease obligations	80,908	88,861

Total long-term obligations	173,184	181,810
Less: current portion	(8,612)	(7,954)

Total long-term obligations, net	$164,572	$173,856

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are for five Boeing 767 aircraft, and consist of two different leases, both expiring in 2011 with an option to extend into 2017. The capital lease payments for three of the five aircraft include quarterly principal and variable interest of LIBOR plus 2.50% (6.875% at December 31, 2005). The capital lease for the other two Boeing 767 aircraft carries a fixed implicit interest rate of 8.55%. At the termination of the leases, ABX is subject to normal aircraft return provisions for maintenance of the aircraft.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

The scheduled annual principal payments on long-term debt are (in thousands) $8,612, $9,329, $10,102, $10,940, and $11,860 for 2006 through 2010, respectively.

The Company has a $45.0 million credit facility through a syndicated credit agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one, two or three-month LIBOR, at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of December 31, 2005, the unused credit facility totaled $37.7 million, net of outstanding letters of credit of $7.3 million. There were no borrowings outstanding under the credit agreement.

Under the credit agreement, the Company is subject to other expenses, covenants and warranties that are usual and customary. The agreement stipulates events of default and contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, and certain other transactions as defined in the agreement. The credit agreement contains covenants restricting the level of annual capital expenditures. The agreement was recently amended to exclude from the covenants capital expenditures for the twelve aircraft modifications described below beginning in 2005. The amendment cured a violation of the capital expenditure limit for 2005. Additionally, the lending banks have waived any default resulting from the reduction in services for DHL line-haul and the Allentown hub as described in Note A.

The unsecured promissory note and the credit facility agreement restrict the Company from paying dividends on its common stock in excess of $1.0 million annually.

NOTE I—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under various long-term operating lease agreements. In conjunction with the separation from Airborne, the Company entered into a sublease agreement with DHL for portions of the DHL Air Park. The term of the sublease expires at the end of the transition period that follows termination of the ACMI agreement. The annual rent payable by the Company under the lease is approximately $2.0 million and is reimbursed by DHL without mark-up.

Lease commitments under long-term capital and operating leases at December 31, 2005, are as follows (in thousands):

	Capital Leases	Operating Leases
2006	$15,075	$4,536
2007	15,047	3,898
2008	15,022	3,677
2009	14,992	2,818
2010	14,949	1,350
2011 and beyond	37,384	—

Total minimum lease payments	$112,469	$16,279

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

Commitments

In July 2005, the Company acquired one additional Boeing 767 aircraft that the Company is committed to converting from its original passenger configuration to an industry standard freighter configuration. In September 2005, the Company reached an agreement with Delta Airlines, Inc. (“Delta”) committing the Company to purchase eleven additional Boeing 767 aircraft from Delta through 2008. The Company has contracted with an aircraft maintenance and modification provider to convert these aircraft from passenger to freighter configuration. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $196.2 million for the twelve aircraft. Payments by period are estimated below (in thousands):

	2006	2007	2008	Total
Aircraft and modification commitments	$104,279	$56,358	$35,514	$196,151

The Company’s credit agreement contains covenants restricting the level of annual capital expenditures. The agreement was recently modified to exclude from the covenants capital expenditures for the twelve aircraft modifications described above beginning in 2005.

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

Department of Transportation (“DOT”) Continuing Fitness Review

The Company filed a notice of substantial change with the DOT arising from its separation from Airborne. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of 2005, the DOT will determine whether the Company continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

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

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

ALPA Lawsuit

On August 25, 2003, the Company intervened in a lawsuit filed in the U.S. District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its subsidiary, Airborne, now DHL Network Operations (USA), Inc., to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having DHL’s freight currently being flown by ABX transferred to Astar.

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted the Company’s motion to intervene in the case. The parties are currently in the process of preparing and filing briefs in the matter. Management believes that the NLRB’s decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

Alleged Violations of Immigration Laws

The Company reported in January of 2005 that it was cooperating fully with an investigation by the U.S. Department of Justice (“DOJ”) with respect to Garcia Labor Co., Inc. (“Garcia”), a temporary employment agency based in Morristown, Tennessee, and ABX Air’s use of contract employees that were being supplied to it by Garcia. The investigation concerns the immigration status of the Garcia employees assigned to the Company.

The Company terminated its contract with Garcia in February of 2005 and replaced the Garcia employees.

In October of 2005, the DOJ notified the Company that the Company and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. Since that time, the Company has continued to cooperate with the investigation and has held discussions with the DOJ regarding this matter. The Company’s position is that neither it nor its employees engaged in any wrongdoing with respect to Garcia and its employees. In the event proceedings were initiated against the Company that resulted in an adverse finding, the Company could be subjected to a financial penalty that is materially greater than the amount we have accrued and restrictions on our ability to engage in business with agencies of the U.S. Government.

Other

In addition to the foregoing matters, the Company is also currently a party to legal proceedings in various federal and state jurisdictions arising out of the operation of our business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that our ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

Employees Under Collective Bargaining Agreements

As of December 31, 2005, all of the Company’s flight crewmembers were covered under a collective bargaining agreement that becomes amendable on July 31, 2006. Flight crewmembers were 6.1% of the Company’s total full-time and part-time employees as of December 31, 2005.

NOTE J—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit and Postretirement Healthcare Plans

The Company sponsors a qualified defined benefit plan for its pilots and a qualified defined benefit plan for its other employees that meet minimum eligibility requirements. The Company also sponsors non-qualified defined benefit pension plans for certain employees. These non–qualified plans are unfunded. The Company sponsors a postretirement healthcare plan which is unfunded. Prior to the Company’s separation from Airborne, the Company participated in similar plans sponsored by Airborne. In conjunction with the separation, the Company established its own plans with provisions identical to the Airborne plans. For funded plans, assets were transferred from the trust of the Airborne-sponsored plans to a separate trust for the Company-sponsored plans. The separation was based on specific obligations related to the Company’s employees and the proportionate share of the plan assets.

The accounting and valuation for these postretirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates of our postretirement costs. The assumptions considered most sensitive in actuarially valuing the Company’s pension obligations and determining related expense amounts are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Consideration of future medical cost trend rates is a critical assumption in valuing the Company’s postretirement healthcare obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.

On September 1, 2005, the Company closed its qualified defined benefit plan to newly hired, non-flight crewmember employees. Instead, new non-flight crewmember employees will receive an annual contribution based on a fixed percentage of eligible compensation to a defined contribution plan.

On May 19, 2004, the FASB issued a FASB Staff Position (“FSP”) addressing the appropriate accounting and disclosure requirements for companies sponsoring a postretirement healthcare plan that provide prescription drug benefits. The new guidance from the FASB was necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” requires (a) that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses, and (b) certain disclosures for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The Company adopted the new FSP effective April 1, 2004.

The Company’s actuary has advised management that the prescription drug benefits provided by the Company-sponsored postretirement healthcare plan qualify for a subsidy under the 2003 Medicare prescription. In connection with the Company’s adoption of FSP 106-2, on April 1, 2004, the accumulated benefit obligation was re-measured to include the effects of the subsidy related to benefits attributed to past service. As a result of the subsidy, the accumulated benefit obligation decreased by $1.1 million at the time of adoption. At December 31, 2005, the accumulated benefit obligation does not reflect any subsidy because the Company does not intend to apply.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

Information regarding the Company’s sponsored defined benefit pension plan, and postretirement healthcare plans is for the measurement dates of December 31 and follows below (in thousands):

	Pension Plans		Postretirement Healthcare Plans
	2005	2004	2005	2004
Change in benefit obligation
Obligation as of January 1	$403,234	$327,286	$27,418	$17,173
Service cost	29,820	26,225	1,993	1,526
Interest cost	23,405	19,755	1,581	1,247
Plan transfers	588	556	—	—
Benefits paid	(5,845)	(3,882)	(419)	(496)
Actuarial (gain) loss	82,492	33,294	3,598	7,968

Obligation as of December 31	$533,694	$403,234	$34,171	$27,418

Accumulated benefit obligation	$367,076	$299,558	$34,171	$27,418

Change in plan assets
Fair value as of January 1	$241,538	$188,941	$—	$—
Actual gain on plan assets	19,067	21,323	—	—
Plan transfers	588	556	—	—
Employer contributions	42,306	34,600	419	496
Benefits paid	(5,846)	(3,882)	(419)	(496)

Fair value as of December 31	$297,653	$241,538	$—	$—

Funded status
Funded status as of December 31	$(236,041)	$(161,696)	$(34,171)	$(27,418)
Unrecognized prior service cost	21,520	25,231	—	16
Unrecognized net actuarial loss	171,820	94,983	14,904	12,308

Accrued benefit cost	$(42,701)	$(41,482)	$(19,267)	$(15,094)

Amounts recognized in the balance sheets at December 31
Accrued benefit liability	$(42,701)	$(41,482)	$(19,267)	$(15,094)
Additional minimum liability	(27,450)	(23,194)	—	—
Intangible asset	6,377	7,950	—	—

The accrued benefit liability is recorded in the current portion of postretirement liabilities and in the long-term postretirement liabilities on the consolidated balance sheets. The additional minimum liability is included in the Company’s long-term postretirement liabilities. The intangible asset is included in other assets on the consolidated balance sheets. The Company charged $5.8 million, $7.7 million and $1.9 million to other comprehensive income in 2005, 2004 and 2003, respectively, for changes in the additional minimum pension liability.

The projected benefit obligation increased in 2005 compared to 2004 due to a number of factors including a lower discount rate, lower expectations of employee turnover rates and retirement rates, an increase in the number of participants and higher than expected employee compensation.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

Components of Net Periodic Benefit Cost

The Company’s net periodic benefit costs for its defined benefit pension plans and postretirement healthcare plans are as follows (in thousands):

	Pension Plans			Postretirement Healthcare Plans
	2005	2004	2003	2005	2004	2003
Service cost	$29,820	$26,225	$24,406	$1,993	$1,526	$1,108
Interest cost	23,405	19,755	17,581	1,581	1,247	968
Expected return on plan assets	(20,482)	(16,200)	(10,241)	—	—	—
Net amortization and deferral	10,217	7,302	8,856	1,019	547	228

Net periodic benefit cost	$42,960	$37,082	$40,602	$4,593	$3,320	$2,304

Assumptions

Assumptions used in determining the Company’s pension obligations at December 31 were as follows:

	Pension Plans
	2005	2004	2003
Discount rate (for qualified and non-qualified plans)	5.70%	5.85%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase (pilots)	4.50%	4.50%	5.00%
Rate of compensation increase (non-pilots)	4.00%	4.00%	4.00%

The discount rate used to determine postretirement healthcare obligations was 5.70%, 5.85% and 6.25% at December 31 2005, 2004 and 2003, respectively. Postretirement healthcare plan obligations have not been funded.

The healthcare cost trend rate used in measuring postretirement healthcare benefit costs was 11% for 2006, decreasing each year by 1% until it reaches a 5% annual growth rate in 2012. The effects of a 1% increase and decrease in the healthcare cost trend rate on 2005 cost and the accumulated postretirement benefit obligation at December 31, 2005, are shown below (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost	$367	$(302)
Effect on accumulated postretirement benefit obligation	$3,847	$(3,121)

Plan Assets

The weighted-average asset allocations by asset category:

	Composition of Plan Assets on December 31,
Asset category	2005	2004
U.S. equity securities	47%	48%
International equity securities	14%	12%
Fixed income securities	39%	40%

	100%	100%

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

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

Cash Flows

In 2005, the Company made contributions to its qualified defined benefit pension plans of $42.0 million. The Company estimates that its contributions in 2006 will be approximately $53.6 million for its qualified defined benefit pension plans, $0.5 million for its non-qualified defined benefit pension plans and, $1.0 million for its postretirement healthcare plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

	Pension Benefits	Postretirement Healthcare Benefits
2006	$7,679	$972
2007	10,446	1,253
2008	13,309	1,578
2009	15,953	1,887
2010	19,216	2,206
Years 2011 to 2015	145,189	14,375

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

	Year Ended December 31
	2005	2004	2003
Capital accumulation plans	$6,998	$6,563	$4,911
Profit sharing plans	1,069	1,038	1,073

Total expense	$8,067	$7,601	$5,984

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

NOTE K—STOCK-BASED COMPENSATION

In June 2005, the Company’s Board of Directors granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which had previously been approved by the Company’s stockholders. Employees were awarded non-vested stock units (Performance-Based Stock Units) and non-vested restricted stock (Time-Based Restricted Stock). Board members were granted time-based awards (Time-Based Stock Units). The Company expects to settle all the awards by issuing new shares of stock. The awards are described below:

•

The non-vested stock units will be converted into Company stock after December 31, 2007, based on performance and market conditions. The performance condition awards will be converted into a number of shares of Company stock depending on the Company’s average return on equity between April 1, 2005 and December 31, 2007. Similarly, the market condition awards will be converted into a number of shares of Company stock depending on the appreciation of the Company’s stock compared to the total shareholder return of the NASDAQ Transportation Index between April 1, 2005 and December 31, 2007. A portion of the performance and market condition awards can be earned if the employee retires, dies, or becomes disabled before December 31, 2007, and the performance and market conditions are met. The Company expects to settle the performance and market condition awards by issuing new shares of stock.

•

The restrictions on the non-vested restricted stock awards lapse for employees actively employed at the Company on December 31, 2007. Restrictions could lapse sooner upon death, disability or after qualifying for retirement.

•	The Board members time-based awards vested through December 31, 2005 and will settle when a board member ceases to be a director of the Company.

To account for the awards, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment.” The standard requires the Company to measure the cost of services received in exchange for stock-based awards using the grant-date fair value of the award. The cost of the awards is recognized over the period during which service is required to be provided. No compensation cost will be recognized for awards in which the service is not rendered. The grant-date fair value of each non-vested stock unit award, time-based award and performance condition award granted by the Company was $7.79, the value of the Company’s stock on the date of grant. The grant-date fair value of each market condition award was $9.91. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 3.68%, a term of 30 months, and a volatility of 45.2% based on historical volatility over one year using daily stock prices. For the year ended December 31, 2005, the Company recorded expense of $0.7 million for stock incentive awards. At December 31, 2005, there was $1.7 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.9 years. As of December 31, 2005, awards totaling 264,600 had been granted and were outstanding. None of the time-based awards, performance condition awards or market condition awards were convertible, and none of the non-vested restricted stock had vested as of December 31, 2005. These awards could result in a maximum number of 326,750 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2007.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

NOTE L—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes the following transactions and tax effects for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2005
Minimum pension liabilities	$(5,829)	$—	$(5,829)
Unrealized loss on marketable securities	(55)	—	(55)

Other comprehensive loss	$(5,884)	$—	$(5,884)

2004
Other comprehensive loss—minimum pension liabilities	$(7,690)	$—	$(7,690)

2003
Unrealized loss on interest rate swap arising during the periods	$(41)	$16	$(25)
Less: Reclassification adjustment for losses realized in net earnings	3,623	(1,394)	2,229

Net unrealized gain on interest rate swap	3,582	(1,378)	2,204
Minimum pension liabilities	(1,904)	—	(1,904)

Other comprehensive income	$1,678	$(1,378)	$300

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

NOTE M—SEGMENT INFORMATION

The Company operates in two reportable segments. The air cargo transportation, line-haul logistics and package handling services provided to DHL under the ACMI and Hub Services agreements are aggregated below as “DHL” (see Note A). The ACMI and charter services that the Company provides to customers other than DHL are referred to as “Charter” below. The Company’s other activities, which include contracts with the U.S. Postal Service and aircraft parts sales and maintenance services, do not constitute a reportable segment and are combined in “All other” below. During 2005, the Charter segment became a reportable segment when its assets, which are predominantly aircraft, became more than 10% of the Company’s total assets. The Company’s segment information for 2005, 2004 and 2003 is presented below (in thousands):

	Year Ended December 31
	2005	2004	2003
Revenues:
DHL	$1,430,347	$1,175,804	$1,149,365
Charters	13,864	16,673	6,012
All other	20,179	10,032	5,582

Total	$1,464,390	$1,202,509	$1,160,959

Depreciation expense:
DHL	$35,531	$34,412	$97,838
Charters	3,241	5	—
All other	122	6	—

Total	$38,894	$34,423	$97,838

Earnings (Loss):
DHL	$21,322	$30,203	$(469,172)
Charters	1,138	2,525	(333)
All other	7,852	4,245	2,604

Total	$30,312	$36,973	$(466,901)

	December 31
	2005	2004
Assets:
DHL	$368,733	$463,904
Charters	62,392	5,128
All other	84,918	3,891

Total	$516,043	$472,923

All of the Company’s interest expense is attributable to the DHL segment. During 2004 and 2003, interest earned on cash and cash equivalents reduced interest expense when calculating revenue under the DHL agreements. Beginning in 2005, interest earned on cash and cash equivalents is not included in the DHL revenue calculation. Accordingly, interest income of $2.4 million is included in all other earnings for 2005. In 2003, the Company recorded a pre-tax charge of $600.9 million to write down aircraft, aircraft-related parts and equipment of the DHL segment to their fair values. The DHL segment did not have any income tax expense in 2005 or 2004 and had a net income tax benefit of $129.1 million in 2003 primarily generated by the impairment charge. For

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2005

purposes of internal reporting, the Company does not allocate overhead costs that are reimbursed by DHL to its other activities. The provisions of the commercial agreements with DHL do not require an allocation of such overhead cost until such time as the Company derives more than 10% of its total revenue from non-DHL business activities.

NOTE N—QUARTERLY RESULTS (Unaudited)

The following is a summary of quarterly results of operations (in thousands except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Revenues	$346,594	$351,237	$369,921	$396,638
Net earnings	7,083	6,755	7,391	9,083
Weighted average shares:
Basic	58,270	58,270	58,270	58,270
Diluted	58,270	58,454	58,322	58,449
Earnings per share
Basic	$0.12	$0.12	$0.13	$0.16
Diluted	$0.12	$0.12	$0.13	$0.16

2004
Revenues	$276,686	$274,654	$289,808	$361,361
Net earnings	5,980	5,826	7,099	18,068
Weighted average shares:
Basic and diluted	58,270	58,270	58,270	58,270
Earnings per share
Basic and diluted	$0.10	$0.10	$0.12	$0.31

During the fourth quarter of 2005 and 2004, the Company recognized revenues of $4.7 million and $10.9 million, respectively, for achieving annual cost-related and service goals under the ACMI and Hub Services commercial agreements with DHL. In addition, in the fourth quarter of 2005, the Company agreed to reduce revenues by $1.9 million for credits granted to DHL stemming from higher than anticipated cost since the hub consolidation in September.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer, and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting during the fourth quarter of 2005 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting

Management’s Annual Report on Internal Controls over Financial Reporting

The management of ABX Air, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment of those criteria, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

The Company’s registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. That report follows.

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABX Air, Inc.

Wilmington, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that ABX Air, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE, LLP

Dayton, Ohio

March 15, 2006

ITEM 9B. OTHER INFORMATION

On March 15, 2006 ABX entered into an agreement with DHL which provides for the following:

•

DHL will take over responsibility for the over-the-road truck line-haul network we currently manage for DHL. Although the timetable for the transition of these services is not yet finalized, we anticipate that the transition will be completed by the end of the second quarter of 2006.

•

We will not operate or manage DHL’s new Allentown hub facility. This facility is expected to open in the third quarter of 2006 and will replace the existing facility that we currently operate. The Allentown hub is the largest of DHL’s 18 regional hubs in the United States.

•

We have agreed to negotiate with DHL modifications to our Hub Services agreement and our ACMI agreement to create greater risk/reward metrics for our performance under these agreements. The modifications will focus on service quality, process and performance improvements and cost reduction.

•

DHL and ABX agreed to cost budgets for 2006 under the Hub Services agreement and the ACMI agreement. DHL agreed to additional performance incentives for 2006 beyond the existing contractual incentives in the event we achieve very significant cost reductions under our commercial agreements.

•

We agreed to reduce amounts owed to us by DHL for the fourth quarter of 2005 under the Hub Services agreement in recognition of higher than budgeted costs during the fourth quarter of 2005 under that agreement.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this Item is contained in part in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Audit Committee Report.” The information contained therein is incorporated herein by reference.

Executive Officers

The following table sets forth information about ABX’s executive officers. The executive officers serve at the pleasure of ABX’s Board of Directors.

Name	Age	Information
Joseph C. Hete	51

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

Dennis A. Manibusan	56

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

Name	Age	Information
Robert J. Morgenfeld	57

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

W. Joseph Payne	42

Vice President, General Counsel and Secretary, since January 2004.

Mr. Payne was Corporate Secretary/Counsel from January 1999 to January 2004, and Assistant Corporate Secretary from July 1996 to January 1999. Mr. Payne joined ABX in April 1995.

Thomas W. Poynter	58

Senior Vice President, Ground Operations, since May 1993.

Prior to May 1993, Mr. Poynter was Vice President of Ground Operations from 1989 to May 1993, Senior Director of Ground Operations from 1988 to 1989 and Director of Ground Operations from 1987 to 1988. Mr. Poynter joined ABX as Sort Manager in January 1985.

Gene Rhodes	53

Vice President, Human Resources, since January 2004.

Mr. Rhodes was Corporate Director of Human Resources since September 2000. Prior to that he was Vice President of Human Resource Operations for The Health Alliance, Cincinnati, Ohio, from 1995 to September 2000.

Edward P. Smethwick	61

Vice President, Air Park Services, since July 1989.

Mr. Smethwick was Senior Director of Air Park Services from 1986 to 1989 and Director of Product Support/Equipment and Property Maintenance from 1985 to 1986. He joined ABX in 1981 as Director of Product Support.

Quint O. Turner	43

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

The response to this Item is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Executive Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this Item is contained in part in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the captions “Voting at the Meeting” and “Stock Ownership of Management,” and the information contained therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this Item is contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders under the caption “Principal Accountant Fees,” and the information contained therein is incorporated herein by reference.

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

The following consolidated financial statement schedules of the Company is included as follows:

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

Articles of Incorporation

3.1	Form of Amended and Restated Certificate of Incorporation of ABX Air, Inc. (1)

3.2	Form of Amended and Restated Bylaws of ABX Air, Inc. (1)

Instruments defining the rights of security holders

4.1	Specimen of common stock of ABX Air, Inc. (3)

4.2	Form of Preferred Stock Rights Agreement dated the effective date of the merger, by and between ABX Air, Inc. and a rights agent. (1)

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

10.13	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee. (1)

10.14	Form of change in control agreement with CEO and each of the next four highest paid officers. (4)

10.15	Form of Retention Bonus Agreement with CEO and each of the next four highest paid officers. (4)

10.16	Director compensation fee summary. (6)

10.17	Form of Executive Incentive Compensation Plan for CEO and the next four highest paid officers. (9)

10.18	Credit Agreement, dated as of March 31, 2004. (7)

10.19	Amendment No.1-dated June 18, 2004 to the Credit Agreement dated as of March 31, 2004. (8)

10.20	Form of Long-Term Incentive Compensation plan for officers, dated July 12, 2005. (10)

10.21	Amendment to the Hub and Line-Haul Services Agreement, dated August 9, 2005. (11)

10.22	Form of Long-Term Incentive Compensation Plan for directors, dated October 4, 2005. (12)

10.23	Aircraft modification agreement with Israel Aircraft Industries, Ltd., filed herewith.

10.24	Consent to Assignment of ACMI Service Agreement and Hub & Line-Haul Services Agreement, filed herewith.

10.25	Agreement with DHL, filed herewith.

Code of Ethics

14.1	Code of Ethics — CEO and CFO. (6)

List of Subsidiaries

21.1	List of Subsidiaries of ABX Air, Inc. filed within

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on May 9, 2003 with the Securities and Exchange Commission.
(2)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on June 18, 2003 with the Securities and Exchange Commission, as amended.
(3)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on July 9, 2003 with the Securities and Exchange Commission, 2003, as amended.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 with the Securities and Exchange Commission.
(5)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 25, 2004 with the Securities and Exchange Commission.
(6)	Incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.
(7)	Incorporated by reference to the Company’s 8-K filed on April 7, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004 with the Securities and Exchange Commission.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2004 with the Securities and Exchange Commission.
(10)	Incorporated by reference to the Company’s 8-K filed on July 12, 2005.
(11)	Incorporated by reference to the Company’s 8-K filed on August 9, 2005.
(12)	Incorporated by reference to the Company’s 8-K filed on October 4, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABX Air, Inc.

Signature	Title	Date

/s/ JOSEPH C. HETE Joseph C. Hete	President and Chief Executive Officer	March 16, 2006

/s/ QUINT O. TURNER Quint O. Turner	Chief Financial Officer	March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ JAMES H. CAREY James H. Carey	Director and Chairman of the Board	March 16, 2006

/s/ JAMES E. BUSHMAN James E. Bushman	Director	March 16, 2006

/s/ JOHN D. GEARY John D. Geary	Director	March 16, 2006

/s/ JOSEPH C. HETE Joseph C. Hete	Director	March 16, 2006

/s/ JEFFREY J. VORHOLT Jeffrey J. Vorholt	Director	March 16, 2006

/s/ QUINT O. TURNER Quint O. Turner	Chief Financial Officer	March 16, 2006

ABX Air, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Inventory obsolescence reserve:
Year ended:
December 31, 2005	$2,086,370	$1,277,418	$874,688	$2,489,100
December 31, 2004	1,429,769	1,796,201	1,139,600	2,086,370
December 31, 2003	5,000,000	2,699,342	6,269,573	1,429,769

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2005	$244,000	$692,349	$64,349	$872,000
December 31, 2004	268,500	8,827	33,327	244,000
December 31, 2003	209,000	64,500	5,000	268,500