Form 10-Q
period 2006-03-31
ABX AIR INC
filed 2006-05-10
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

Commission File Number 000-50368

ABX AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1091619
(State of incorporation or organization)	(IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

(937) 382-5591

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 9, 2006, ABX Air, Inc. had outstanding 58,270,400 shares of common stock, par value $.01.

ABX AIR, INC. AND SUBSIDIARIES

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2005 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended March 31
	2006	2005
REVENUES	$369,165	$346,594

OPERATING EXPENSES
Salaries, wages and benefits	164,765	142,460
Purchased line-haul	65,494	73,835
Fuel	61,338	58,717
Maintenance, materials and repairs	32,638	27,773
Depreciation and amortization	11,003	9,632
Landing and ramp	7,606	9,766
Rent	2,430	2,099
Other operating expenses	14,109	13,137

	359,383	337,419

INTEREST EXPENSE	(2,833)	(2,419)
INTEREST INCOME	1,144	327

INCOME BEFORE INCOME TAXES	8,093	7,083
INCOME TAXES	—	—

NET EARNINGS	$8,093	$7,083

EARNINGS PER SHARE
Basic	$0.14	$0.12

Diluted	$0.14	$0.12

WEIGHTED AVERAGE SHARES
Basic	58,270	58,270

Diluted	58,413	58,270

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$61,362	$69,473
Accounts receivable, net of allowance of $872 in 2006 and 2005	9,111	15,776
Inventory	14,196	14,014
Marketable securities	16,663	15,637
Prepaid supplies and other	7,065	5,546

TOTAL CURRENT ASSETS	108,397	120,446
Property and equipment, net	394,350	381,645
Other assets	12,817	13,952

TOTAL ASSETS	$515,564	$516,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,502	$78,068
Salaries, wages and benefits	40,378	47,249
Accrued expenses	10,582	9,240
Current portion of post-retirement liabilities	16,594	14,701
Current portion of long-term obligations	8,786	8,612
Unearned revenue	8,664	4,399

TOTAL CURRENT LIABILITIES	148,506	162,269
Long-term obligations	162,312	164,572
Post-retirement liabilities	80,937	74,618
Other liabilities	1,567	1,505

Commitments and contingencies (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 58,536,400 and 58,385,100 shares issued and outstanding in 2006 and 2005, respectively	585	584
Additional paid-in capital	431,185	430,026
Restricted stock compensation awards	(1,588)	(688)
Deficit	(289,797)	(297,890)
Accumulated other comprehensive loss	(18,143)	(18,953)

TOTAL STOCKHOLDERS’ EQUITY	122,242	113,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$515,564	$516,043

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2006	2005
OPERATING ACTIVITIES:
Net earnings	$8,093	$7,083
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,003	9,632
Post-retirement liabilities	8,212	5,545
Changes in assets and liabilities:
Accounts receivable	6,665	3,445
Inventory and prepaid supplies	(1,601)	(2,619)
Accounts payable	(24,590)	1,041
Unearned revenue	4,265	3,307
Accrued expenses, salaries, wages and benefits and other liabilities	(5,467)	3,802
Other	495	88

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,075	31,324

INVESTING ACTIVITIES:
Capital expenditures	(12,952)	(15,168)
Purchases of marketable securities	(2,075)	—
Proceeds from sales of marketable securities	1,950	—

NET CASH USED IN INVESTING ACTIVITIES	(13,077)	(15,168)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(2,086)	(1,924)
Financing fees	(23)	—

NET CASH USED IN FINANCING ACTIVITIES	(2,109)	(1,924)

NET (DECREASE) INCREASE IN CASH	(8,111)	14,232

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,473	38,749

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,362	$52,981

SUPPLEMENTAL CASH FLOW INFORMATION:
Accrued aircraft modification expenditures	$10,024	$—

Interest paid, net of amount capitalized	$1,570	$1,152

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The interim period consolidated financial statements of ABX Air, Inc. and its subsidiaries (“ABX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements and are unaudited. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2005 financial amounts are extracted from the annual audited financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, spare parts inventory, depreciation and impairments of property and equipment, labor contract settlements, post-retirement obligations, income taxes, contingencies and litigation. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.

Revenue Recognition

The Company derives approximately 98% of its revenues from an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul agreement (“Hub Services agreement”) with DHL Network Operations (USA), Inc. (“DHL”). Revenues from DHL are determined based on the expenses incurred during a reporting period. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to DHL, certain ramp and facility rent and landing fees, incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement and 2.10% under the Hub Services agreement), as determined from the achievement of cost and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost goals and annual service goals specified in each of the two agreements. At the end of each fiscal year, the Company measures the achievement of annual goals and records any incremental revenues earned by achieving the annual goals in the fourth quarter. In a similar way, the Company measures quarterly goals and records incremental revenues in the quarter in which earned.

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

The Company’s income tax provision was completely offset by the change in the valuation allowance for the three-month periods ended March 31, 2006 and 2005. The deferred tax assets remain fully reserved at March 31, 2006.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s minimum pension liability, unrealized gains and losses on available-for-sale marketable securities and unrealized gains and losses associated with interest rate hedging instruments.

Cash and Cash Equivalents

The Company classifies short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

Marketable Securities

Marketable securities classified as available-for-sale are recorded at their estimated fair market values and any unrealized gains and losses are included in accumulated other comprehensive income or loss within stockholders’ equity. Interest on marketable securities is included in interest income. Realized gains and losses of any securities sold are based on the specific identification method.

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

The Company periodically evaluates, when events or circumstances require, the useful lives, salvage values and fair values of property and equipment. The acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of reasons, such as an assessment done quarterly to determine if excess capacity exists in the air or ground networks or changes in regulations governing the use of aircraft.

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If an impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale or disposition are carried at the lower of carrying value or fair value less the cost to sell.

The cost of modifying passenger aircraft to freighter aircraft configuration is capitalized as incurred. Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.2 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively. The costs of major airframe and engine overhauls on the Company’s in-service fleet, as well as routine maintenance and repairs, are charged to expense as incurred.

Unearned Revenue

As specified in the two commercial agreements with DHL, the Company is advanced funds on each Monday for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects those funds that the Company has received in advance of incurring the associated cost to perform under the commercial agreements. Unearned revenue also includes advance payments from customers other than DHL.

Stock-Based Payments

The Company measures the cost of services received in exchange for stock-based awards using the grant-date fair value of the award. The cost of the awards is recognized over the period during which service is required to be provided. Restricted stock awards granted to employees vest over a service period. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is approximately three years from the date of grant. Restrictions could lapse sooner upon death, disability or after an employee qualifies for retirement.

NOTE B—TRANSACTIONS WITH DHL

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for DHL were $360.8 million and $340.2 million for the quarters ended March 31, 2006 and 2005, respectively.

The Company’s balance sheets include the following balances related to operations for DHL (in thousands):

	March 31, 2006	December 31, 2005
Assets (Liabilities):
Accounts receivable	$5,865	$10,574
Interest payable	(1,532)	(395)
Unearned revenue	(8,302)	(4,151)

Net asset (liability)	$(3,969)	$6,028

In March 2006, DHL notified the Company of its intent to reduce certain services provided under the Hub Services agreement. Specifically, DHL intends to directly manage the over-the-road truck line-haul network currently managed by the Company and transition the operation of its regional hub in Allentown, Pennsylvania, from the Company’s management. The earnings from these operations were 17.3% of the Company’s consolidated net income during the first quarter of 2006. DHL is transitioning the line-haul network during May of 2006 and the Company projects that the Allentown hub will be transitioned to DHL during the fall of 2006. During the transition of line-haul management to DHL in the second quarter of 2006, the Company has agreed to forego charging a mark-up on the line-haul expense. After the transition is completed, ABX will no longer include the line-haul truck expense in its expenses and revenues.

In November 2004, DHL notified the Company of its plans to remove twenty-six specific aircraft from service during 2005. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions would be subject to change. Through May 9, 2006, seven aircraft have been removed from active service in the ACMI agreement since the Company received the November 2004 notification. The timing and number of additional aircraft reductions are at the discretion of DHL. At this time, the Company does not know when or the extent to which DHL may reduce the ACMI services.

The Company’s future operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the number and timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the timing of hub services reductions. At the Company’s current level of stockholders’ equity, the removal of additional aircraft from the ACMI agreement will result in impairment charges for aircraft in which their fair market value is less than their carrying value.

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

NOTE C—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended March 31
	2006	2005
Net income applicable to common stockholders	$8,093	$7,083

Weighted-average shares outstanding for basic earnings per share	58,270	58,270
Common equivalent shares:
Effect of stock-based compensation awards	143	—

Weighted-average shares outstanding assuming dilution	58,413	58,270

Basic earnings per share	$0.14	$0.12

Diluted earnings per share	$0.14	$0.12

NOTE D—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. Marketable securities of approximately $3.5 million contractually mature after one year and are included in other assets within the Company’s consolidated balance sheets. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	March 31, 2006	December 31, 2005
Obligations of U.S. Government Agencies	$13,089	$12,977
Obligations of U.S. corporations	7,041	7,052

Total marketable securities	$20,130	$20,029

NOTE E—PROPERTY AND EQUIPMENT

At March 31, 2006, the Company’s operating fleet consisted of 112 aircraft, including 29 Boeing 767, 70 McDonnell Douglas DC-9 and 13 McDonnell Douglas DC-8 aircraft.

Property and equipment consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Aircraft and flight equipment	$623,822	$601,982
Support equipment	48,032	47,136
Vehicles and other equipment	2,175	2,192
Leasehold improvements	451	147

	674,480	651,457
Accumulated depreciation	(280,130)	(269,812)

Property and equipment, net	$394,350	$381,645

Aircraft and flight equipment included $35.4 million for aircraft held under capitalized leases as of March 31, 2006 and December 31, 2005. Accumulated depreciation included $6.5 million as of March 31, 2006 and $5.9 million as of December 31, 2005 for capital leases.

NOTE F—LONG TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Promissory note due to DHL	$92,276	$92,276
Capital lease obligations	78,822	80,908

Total long-term obligations	171,098	173,184
Less: current portion	(8,786)	(8,612)

Total long-term obligations, net	$162,312	$164,572

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are for five Boeing 767 aircraft and consist of two different leases, both expiring in 2011 with options to renew for six additional years. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (7.3125% at March 31, 2006). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. The interest expense related to the capitalized aircraft lease obligations is reimbursable with mark-up under the ACMI agreement with DHL.

The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one-, two- or three-month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of March 31, 2006, the unused credit facility totaled $37.4 million, net of outstanding letters of credit of $7.6 million. There were no borrowings outstanding under the Credit Agreement as of March 31, 2006.

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

NOTE G—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases aircraft, airport facilities, and certain operating equipment under various long-term operating lease agreements. In conjunction with the separation from Airborne, the Company entered into a sublease agreement with DHL for portions of the DHL Air Park in Wilmington, Ohio. The term of the sublease expires at the end of the transition period that follows termination of the ACMI agreement. The annual rent payable by the Company under the lease is approximately $2.0 million and is reimbursable by DHL without mark-up.

Commitments

In September 2005, the Company reached an agreement with Delta Air Lines, Inc. (“Delta”) committing the Company to purchase eleven additional Boeing 767 aircraft from Delta through 2008. The Company contracted with an aircraft maintenance and modification provider to convert these aircraft plus a twelfth aircraft the Company purchased from Delta in 2005, from passenger to freighter configuration. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $176.6 million for the twelve aircraft. Payments by period are estimated below (in thousands):

	Remainder of 2006	2007	2008	Total
Aircraft and modification commitments	$76,431	$75,693	$24,513	$176,637

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted the Company’s motion to intervene in the case. The parties are currently in the process of preparing and filing briefs in the matter, which process is anticipated to be completed in mid-May of 2006. Management believes that the NLRB’s decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

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

In October of 2005, the DOJ notified the Company that the Company and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. Since that time, the Company has continued to cooperate with the investigation and has held discussions with the DOJ regarding this matter. The Company’s position is that it has not engaged in any criminal wrongdoing with respect to Garcia and its employees. The Company believes it has adequately reserved for potential losses stemming from this matter. In the event proceedings are initiated against the Company that result in an adverse finding, the Company could be subjected to a financial penalty that is materially greater than the amount we have accrued and restrictions on our ability to engage in business with agencies of the U.S. Government.

NOTE H—COMPONENTS OF NET PERIODIC BENEFIT COST

The Company sponsors a qualified defined benefit pension plan for its flight crewmembers and a qualified defined benefit pension plan for its other employees that meet minimum eligibility requirements. The Company also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. The Company sponsors a post-retirement healthcare plan which is unfunded.

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our post-retirement costs.

The Company’s net periodic benefit cost for its qualified defined benefit pensions and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended March 31
	Pension Plans		Post-retirement Healthcare Plan
	2006	2005	2006	2005
Service cost	$9,540	$7,455	$602	$498
Interest cost	7,505	5,851	480	395
Expected return on plan assets	(6,305)	(5,120)	—	—
Amortization of prior service cost	1,052	928	—	4
Amortization of net loss	2,638	1,626	268	251

Net periodic benefit cost	$14,430	$10,740	$1,350	$1,148

During the quarter ended March 31, 2006, the Company paid $7.2 million of contributions to its defined benefit pension plans. The Company presently anticipates contributing an additional $46.4 million to fund its pension plans during the remainder of 2006 for a total of $53.6 million.

NOTE I—SEGMENT INFORMATION

The Company operates in two reportable segments. The air cargo transportation, line-haul logistics and package handling services provided to DHL under the ACMI and Hub Services agreements are aggregated below as “DHL” (see Note A). The ACMI and charter services that the Company provides to customers other than DHL are referred to as “Charter” below. The Company’s other activities, which include contracts with the U.S. Postal Service and aircraft parts sales and maintenance services, do not constitute a reportable segment and are combined in “All other” with interest income below (in thousands):

	Three Months Ended
	2006	2005
Revenues:
DHL	$360,812	$340,174
Charter	3,850	2,163
All other	4,503	4,257

Total	$369,165	$346,594

Depreciation Expense:
DHL	$9,387	$8,791
Charter	1,041	239
All other	38	22

Total	$10,466	$9,052

Earnings:
DHL	$5,251	$5,105
Charter	242	138
All other	2,600	1,840

Total	$8,093	$7,083

	March 31, 2006	December 31, 2005
Assets:
DHL	$356,439	$368,733
Charter	82,631	62,392
All other	76,494	84,918

Total	$515,564	$516,043

For the purposes of internal reporting, the Company does not allocate overhead cost to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

NOTE J—STOCK-BASED PAYMENTS

The Company’s Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which was approved by the Company’s stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. Board members were granted time-based awards. Restricted stock and time-based awards vest over a specified service period. The non-vested stock units will be converted at the end of a specified service period into a number of shares of Company stock depending on performance and market conditions. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity during 2006.

	Three Months Ended March 31, 2006
	Number of Shares	Weighted average grant date value
Outstanding at beginning of period	264,600	8.33
Granted	326,600	6.61
Exercised	—	—
Cancelled	—	—

Outstanding at end of period	591,200	7.38

Vested	25,600	$8.20

The grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2006 was $6.63, the value of the Company’s stock on the date of grant. The grant-date fair value of each market condition award granted in 2006 was $6.55. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 4.71%, a term of 33 months, and a volatility of 33.6% based on historical volatility over one year using daily stock prices.

For the quarter ended March 31, 2006, the Company recorded expense of $0.3 million for stock incentive awards. At March 31, 2006, there was $3.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2006, awards totaling 591,200 had been granted and were outstanding. None of the awards were convertible, and none of the restricted stock had vested as of March 31, 2006. These awards could result in a maximum number of 729,000 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2008.

NOTE K—DERIVATIVE INSTRUMENTS

The Company anticipates that it will execute sale-leaseback transactions for eight of twelve aircraft it is committed to purchase and modify through 2008. Under the anticipated sale-leaseback transactions, the Company would finance approximately $17.0 million of each modified aircraft’s value under a fixed interest rate lease based on interest rates of ten-year U.S. Treasury Notes. To reduce its exposure to rising interest rates before the sale-leaseback transactions are executed, the Company entered into five forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. The value of the treasury locks are also based on the ten-year U. S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated lease transactions. The treasury locks are with major U.S. financial institutions and will settle in cash at the time each expires. The treasury locks are timed to expire between June 2006 and June 2007, near the forecasted execution dates of the anticipated lease transactions.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for the treasury locks as cash flow hedges. The treasury locks were evaluated and deemed to be highly effective as hedges at their inception and at March 31, 2006. The Company records unrealized gain or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses will be recognized into earnings over the terms of the forecasted lease transactions. During the three months ended March 31, 2006, any amounts of hedge ineffectiveness were not material.

The table below provides information about ABX’s treasury lock instruments at March 31, 2006 (in thousands):

Expire	Notional amount	Stated interest rate	Market value
2006	$12,000	4.645%	$206
	12,000	4.655%	195
	12,000	4.670%	179
2007	12,000	4.750%	115
	12,000	4.750%	118

	$60,000		$813

NOTE L—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31
	2006	2005
Net income	$8,093	$7,083
Other comprehensive income
Unrealized loss on marketable securities	(3)	—
Unrealized gain on hedge derivatives	813	—

Other comprehensive income	810	—

Comprehensive income	$8,903	$7,083

Other comprehensive income did not affect the Company’s income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air, Inc. and its subsidiaries (“ABX”). The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2005.

BACKGROUND

ABX is an independent airline that provides cargo transportation and, through a network of 19 hubs, package sorting, handling and line-haul services within the United States for DHL Network Operations (USA), Inc. (“DHL”). We operated an in-service fleet of 112 aircraft as of March 31, 2006. DHL is our largest customer, constituting approximately 98% of our total revenues.

ABX operates in two reportable segments:

DHL: ABX provides services to DHL under two commercial agreements: an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to DHL on a cost-plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, and line-haul logistics services, as well as airport facilities and equipment maintenance services for DHL, also on a cost-plus pricing structure. Costs incurred under these agreements are generally marked up by 1.75% and included in revenues. Both agreements also allow ABX to earn incremental mark-up above the base 1.75% mark-up from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up. The ACMI agreement and the Hub Services agreement have initial terms of seven and four years, expiring in August 2010 and August 2007, respectively. However, DHL can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub Services agreement. Additionally, DHL can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

Charter/ACMI: We also offer ACMI (aircraft, crew, maintenance and insurance) and on-demand charter services to freight forwarders and other shippers. We usually charge customers based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly.

Our other activities, which include contracts with the U.S. Postal Service (“USPS”) and aircraft parts sales and maintenance services, do not constitute reportable segments.

Outlook

As previously reported, we entered into an agreement with DHL on March 15, 2006 that includes the following:

•	DHL will take over responsibility for the over-the-road truck line-haul network we currently manage for DHL. The transition of these services is occurring in May of this year.

•	We will not operate or manage DHL’s new Allentown hub facility. This facility is expected to open in the Fall of this year and will replace the existing facility we currently operate. The Allentown hub is the largest of DHL’s eighteen regional hubs in the United States.

•	We have agreed to discuss with DHL modifications to our Hub Services agreement and our ACMI agreement to create greater risk/reward metrics for our performance under these agreements. The modifications will focus on service quality, process and performance improvements, and cost reductions.

•	DHL and ABX agreed to cost budgets for 2006 under the Hub Services agreement and the ACMI agreement. DHL agreed to additional performance incentives for 2006 beyond the existing contractual incentives in the event we achieve very significant cost reductions under our commercial agreements. Achievement of these additional incentives will be very difficult.

Hub Services

We estimate that the line-haul and Allentown services to be transitioned to DHL comprised $62.4 million of revenues, $61.0 million of expenses subject to mark-up and $1.4 million in net earnings during the first quarter of 2006. The earnings from line-haul and Allentown services were 16.1% and 1.2% of ABX’s 2006 first quarter net income, respectively. Effective April 1, 2006, ABX will not earn a mark-up on line-haul expenses during the second quarter 2006 transitional period. The impact of the reductions on fiscal 2006 gross revenues, earnings and cash flows will depend upon the ultimate timing of implementation by DHL, the level of mark-up attained, and the increase or decrease in expenses for these services during 2006.

ACMI

As previously reported, on November 3, 2004, DHL notified ABX of its plans to remove twenty-six of ABX’s aircraft from service during 2005. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions were subject to change. Through May 9, 2006, seven aircraft have been removed from active service under the ACMI agreement. While a reduction in scheduled routes flown by ABX was implemented in September 2005 at the time of DHL’s central hub consolidation and network integration project, ABX has not received further notification from DHL of the release of specific aircraft from the ACMI agreement. The timing and number of additional aircraft reductions are at the discretion of DHL. The impact of DHL’s future airlift plans on ABX’s operating results, cash flows and financial condition will depend upon several factors that are uncertain. These factors include the number and timing of aircraft removals, the air routes that will be affected, the fair market value of the aircraft, the demand for cargo airlift and the future level of ABX’s stockholders’ equity. The removal of subsequent aircraft from the ACMI agreement could result in non-reimbursable write-downs if the fair market value of the removed aircraft is less than their carrying value.

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

RESULTS OF OPERATIONS

For the first quarter of 2006, net earnings were $8.1 million compared to net earnings of $7.1 million for the first quarter of 2005. Total revenues increased 6.5% to $369.2 million compared to the first quarter of 2005. The increase is primarily from DHL revenues which increased 6.1% compared to the first quarter of 2005. The increase in DHL revenues was a result of increased expenses subject to mark-up and reimbursement under the Hub Services and ACMI agreements. These expenses increased 6.1% compared to the first quarter of 2005 primarily due to increased staffing and benefit costs necessary to support DHL’s expanded ground network and consolidated central hub in Wilmington, Ohio since September 2005. In September 2005, DHL completed a project to consolidate the volumes of its Northern Kentucky hub, which we did not operate, into the hub network which ABX operates for DHL.

Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $1.5 million and $0.6 million of incremental mark-up under the ACMI and Hub Services agreements during the first quarter of 2006 and 2005, respectively. Incremental mark-up from the ACMI agreement was $0.7 million while incremental mark-up from the Hub Services agreement totaled $0.8 million for the first quarter of 2006. During the first quarter of 2005, incremental mark-up from the ACMI agreement totaled $0.5 million and incremental mark-up from the Hub Services agreement totaled $0.1 million. The incremental mark-up for the first quarter of 2006 under the ACMI agreement resulted from flying greater than budgeted aircraft hours during the quarter, while incurring lower than budgeted aircraft maintenance expenses. The incremental mark-up under the Hub Services agreement was a result of processing more pieces than budgeted while minimizing additional cost during the first quarter of 2006.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the first quarter of 2006 and 2005. Any revenue earned through the achievement of annual goals is recorded in the fourth quarter.

During the first quarter of 2006, our expenses for the DHL segment included approximately $1.0 million for costs and administrative expenses that are not reimbursable or subject to mark-up under the two DHL agreements.

Charter revenues grew $1.7 million to $3.9 million for the first quarter of 2006 compared to the first three months of 2005. The growth of our charter revenues reflects the strong demand for our Boeing 767 freighter aircraft that we placed in service in the second quarter of 2005. Earnings from the charter segment increased $0.1 million during the first quarter of 2006 compared to the first quarter of 2005 due to increased revenues. Other, non-DHL revenues increased to $4.5 million in the first quarter of 2006 compared to $4.3 million in the first quarter of 2005. Earnings from our other non-DHL activities declined slightly during the first quarter of 2006 to $1.5 million due to additional administration and other expenditures for supporting and expanding non-DHL business opportunities.

A summary of our earnings is shown below (in thousands).

	Three Months Ended March 31
	2006	2005
Revenues:
DHL Contracts
ACMI
Base mark-up	$128,145	$122,698
Incremental mark-up	748	561

Total ACMI	128,893	123,259
Hub Services
Base mark-up	148,483	136,880
Incremental mark-up	792	80

Total Hub Services	149,275	136,960
Other Reimbursable	82,644	79,955

Total DHL	360,812	340,174
Charter	3,850	2,163
All Other	4,503	4,257

Total Revenues	$369,165	$346,594

Expenses
DHL Contracts
ACMI	$126,054	$120,588
Hub Services	146,863	134,526
Other Reimbursable	82,644	79,955

Total DHL	355,561	335,069
Charter	3,608	2,025
All Other	3,047	2,744

Total Expenses	$362,216	$339,838

Earnings
DHL Contracts
ACMI	$2,839	$2,671
Hub Services	2,412	2,434
Other Reimbursable	—	—

Total DHL	5,251	5,105
Charter	242	138
All Other	1,456	1,513
Interest Income	1,144	327

Total Earnings	$8,093	$7,083

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

Salaries, wages and benefits expense increased 15.7% in the first quarter of 2006 as compared to the first quarter of 2005. The increase reflects the higher levels of staffing and contracted labor necessary to operate DHL’s expanded ground network and consolidated central hub in Wilmington, Ohio since September 2005.

Purchased line-haul expense decreased $8.3 million, or 11.3%, in the first quarter of 2006 compared to the corresponding quarter in 2005. For the first quarter of 2005, this expense category included $5.5 million for charter aircraft contracted by ABX for DHL. The administration of these charters and their related costs were transitioned to DHL during the third quarter of 2005. The remaining decrease is due to lower piece volumes and initiatives to improve utilization of aircraft and contracted trucks.

Fuel expense increased 4.5% in the first quarter of 2006 compared to the corresponding period in 2005. The increase was driven by higher market prices for aviation fuel. The average aviation fuel price was $1.98 and $1.54 per gallon in the first quarters of 2006 and 2005, respectively. Our consumption of aviation fuel during the first quarter of 2006 declined compared to the first quarter of 2005 in conjunction with the removal of aircraft and flight reductions implemented by DHL since the implementation of an integrated flight schedule in September 2005. The risks of fuel price volatility are effectively assumed by DHL through the ACMI agreement.

Maintenance, materials and repairs increased 17.5% in the first quarter of 2006 compared to the corresponding quarter in 2005. The primary reason for the increase was the timing of scheduled heavy maintenance work for aircraft. Six DC-8 aircraft incurred a heavy maintenance check during the first quarter of 2006 compared to only one DC-8 aircraft in 2005.

Depreciation and amortization expense increased 14.2% in the first quarter of 2006 compared to the corresponding quarter in 2005. The increase is primarily a result of three additional Boeing 767 aircraft that we placed in service since March of 2005. Our future depreciation expense will be impacted by the timing and the number of aircraft that DHL may elect to remove from the ACMI agreement, as well as additional Boeing 767 aircraft that we anticipate placing into service during 2006.

Landing and ramp expense decreased 22.1% in the first quarter of 2006 compared to the corresponding quarter in 2005. The reduction reflects lower runway and deicing costs due to a milder winter in 2006 and a lower level of landing fees as a result of scheduled flight reductions since the network integration project in September 2005.

Rent expense increased $0.3 million in the first quarter of 2006 compared to the corresponding quarter of 2005 primarily due to equipment rentals in support of the consolidated Wilmington hub and expanded regional hubs since September 2005.

Other operating expenses include travel, professional fees, insurance and utilities. Other operating expenses increased by $1.0 million or 7.4% in the first quarter of 2006 compared to the corresponding quarter in 2005. The increase included reserves for anticipated settlement of alleged violations of immigration laws, inflationary cost of utilities, travel, government assessments and increased professional fees in support of non-DHL business activities.

Our interest expense for the first quarter of 2006 increased $0.4 million compared to the first quarter of 2005. The increase in interest expense is a result of lower capitalized interest in the first quarter of 2006 compared to 2005 when the amount of aircraft modification costs in process was higher.

Interest income increased by $0.8 million in the first quarter of 2006 compared to the first quarter of 2005 due to holding a higher level of cash and cash equivalent balances compared to 2005 and by achieving higher yields.

ABX did not record an income tax expense in 2006 or 2005 because the tax provision was offset by the tax benefit from the reduction in the deferred tax asset valuation allowance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash requirements

In September 2005, we reached an agreement with Delta committing ABX to purchase eleven additional Boeing 767 aircraft from Delta between January 2006 and December 2008. We contracted with an aircraft maintenance provider to modify these aircraft, plus a twelfth aircraft we purchased from Delta in 2005, from passenger to freighter configurations. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $176.6 million for the twelve Delta aircraft. Payments by period are estimated below (in thousands):

	Remainder of 2006	2007	2008	Total
Aircraft and anticipated modification commitments	$76,431	$75,693	$24,513	$176,637

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

We estimate that contributions to our qualified defined benefit pension plans will be $46.4 million for the remainder of 2006 and total $53.6 million for the year. We estimate our total pension expense, which is reimbursable under the two DHL agreements, will be $43.3 million for the remainder of 2006 for all pension plans, totaling $57.7 million for the year.

Cash flows

Operating cash flows were $7.1 million and $31.3 million in the first three months of 2006 and 2005, respectively. Net operating cash flows declined primarily to pay vendors for accrued charges from 2005. The decline in operating cash flows reflects the lower level of line-haul and contracted labor expenses during the first quarter of 2006 compared to 2005.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $13.0 million in the first three months of 2006 compared to $15.2 million in the first three months of 2005. Our capital expenditures in the first three months of 2006 included the acquisitions of three Boeing 767 aircraft from Delta and cargo modification cost for a fourth aircraft purchased in 2005. In the first three months of 2005, our capital expenditures were primarily for three Boeing 767 aircraft that were undergoing freighter modification at that time. The level of capital spending for all of 2006 is anticipated to be approximately $125.0 million compared to $60.7 million in 2005. We plan to finance approximately 50% of these expenditures through aircraft leases or other borrowings.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $61.4 million of cash balances and $5.9 million of accounts receivable due from DHL. DHL guarantees our financing obligations for three in-service Boeing 767 aircraft. The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in March 2007. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of March 31, 2006, the unused credit facility totaled $37.4 million, net of outstanding letters of credit of $7.6 million.

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

Income Tax

We continue to fully reserve the net deferred tax assets as of March 31, 2006. The realization of deferred tax assets, including net operating loss carryforwards (“NOL CFs”), depends on the existence of sufficient taxable income within the applicable carryback or carryforward periods. After considering both positive and negative evidence of sources of future taxable income, ABX continues to maintain a full valuation allowance against its deferred tax assets, including NOL CFs, due to the likelihood that the deferred tax assets will not be realized. While ABX has had positive pre-tax income since its separation from Airborne, Inc., excluding the 2003 impairment charge, it also has accumulated significant taxable losses during the post-separation period, primarily due to temporary differences in depreciating its aircraft fleet. These historical taxable losses and near-term projected taxable losses weighed significantly in the overall assessment. Also, in considering possible sources of taxable income in assessing the realization of the deferred tax assets, ABX has not relied upon future taxable income from DHL contracts beyond the contract termination dates. The results of operations might be favorably impacted in the future by reversals of the valuation allowances if ABX is able to demonstrate positive evidence, such as contract renewals or extensions, that indicate the deferred tax assets will be realized.

Post-retirement Obligations

We sponsor qualified defined benefit plans for our pilots and other eligible employees. We also sponsor unfunded post-retirement healthcare plans for our flight crewmembers and non-flight crewmember employees. We also sponsor unfunded excess plans for certain employees in a non-qualified plan which includes our executive management that provide benefits in addition to amounts permitted to be paid under provisions of the tax law to participants in our qualified plans.

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our post-retirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. For our post-retirement healthcare plans, consideration of future medical cost trend rates is a critical assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We face financial exposure to changes in interest rates. ABX’s variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is largely mitigated, however, because our interest expense for the debt with variable rate risk is marked up and charged to DHL under the ACMI agreement. The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. ABX has a portfolio of marketable securities consisting primarily of U.S. Government agency obligations. These securities are classified as available-for-sale and are consequently recorded at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. These financial instruments are denominated in U.S. dollars and are not held for the purpose of trading. Our market risk related to debt and marketable securities did not materially change since December 31, 2005.

We anticipate that ABX will execute sale-leaseback transactions for eight of the twelve aircraft it is committed to purchase and modify through 2008. Under sale-leaseback transactions, ABX would sell the modified aircraft to lenders and subsequently lease the aircraft back under a fixed interest rate lease based on ten-year U.S. Treasury Notes. To reduce ABX’s exposure to rising interest rates before the sale-leaseback transactions are executed, we entered into five forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. The value to the treasury locks are also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated lease transactions. The treasury locks are with major U.S. financial institutions and will settle in cash at the time each expires. The treasury locks are timed to expire between June 2006 and June 2007, near the forecasted execution dates of the anticipated lease transactions. See note K for a table of treasury lock values and discussion of our accounting treatment for these hedging transactions.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer and Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in ABX’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, ABX’s internal control over financial reporting.

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted ABX’s motion to intervene in the case. The parties are currently in the process of preparing and filing briefs in the matter, which process is anticipated to be completed in mid-May of 2006. We believe that the NLRB’s decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

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

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. Since that time, ABX has continued to cooperate with the investigation and has held discussions with the DOJ regarding this matter. Please see Note G on page 12 of this report for additional information. ABX’s position is that it has not engaged in any criminal wrongdoing with respect to Garcia and its employees.

iv. Other

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in item 1A of ABX’s 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006, except for changes associated with the treasury locks disclosed in Part I, Item 3 of this report.

Item 5. Other Information.

The Audit Committee of the Board of Directors has approved the services rendered by our independent auditors during the period covered by this Form 10-Q filing.

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10	Agreement with DHL, incorporated by reference to the Company’s 10-K filed March 16, 2006.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC., a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: May 9, 2006

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: May 9, 2006