Form 10-Q
period 2006-06-30
ABX AIR INC
filed 2006-08-09
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006

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

As of August 9, 2006, ABX Air, Inc. had outstanding 58,270,400 shares of common stock, par value $.01.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
REVENUES	$303,578	$351,237	$672,743	$697,831

OPERATING EXPENSES
Salaries, wages and benefits	152,592	143,746	317,357	286,206
Fuel	69,714	63,549	131,052	122,266
Purchased line-haul	18,955	77,273	84,449	151,108
Maintenance, materials and repairs	23,211	26,243	55,849	54,016
Depreciation and amortization	11,350	10,252	22,353	19,884
Landing and ramp	4,516	4,490	12,122	14,256
Rent	2,280	1,865	4,710	3,964
Other operating expenses	12,910	14,748	27,019	27,885

	295,528	342,166	654,911	679,585

INTEREST EXPENSE	(2,733)	(2,844)	(5,566)	(5,263)
INTEREST INCOME	1,142	528	2,286	855

INCOME BEFORE INCOME TAXES	6,459	6,755	14,552	13,838
INCOME TAXES	—	—	—	—

NET EARNINGS	$6,459	$6,755	$14,552	$13,838

EARNINGS PER SHARE
Basic	$0.11	$0.12	$0.25	$0.24

Diluted	$0.11	$0.12	$0.25	$0.24

WEIGHTED AVERAGE SHARES
Basic	58,270	58,270	58,270	58,270

Diluted	58,567	58,454	58,481	58,454

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$58,234	$69,473
Accounts receivable, net of allowance of $872 in 2006 and 2005	5,400	15,776
Inventory	13,831	14,014
Marketable securities	15,075	15,637
Prepaid supplies and other	6,553	5,546

TOTAL CURRENT ASSETS	99,093	120,446
Property and equipment, net	413,673	381,645
Other assets	14,736	13,952

TOTAL ASSETS	$527,502	$516,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,649	$78,068
Salaries, wages and benefits	44,780	47,249
Accrued expenses	9,632	9,240
Current portion of post-retirement liabilities	16,594	14,701
Current portion of long-term obligations	9,089	8,612
Unearned revenue	6,827	4,399

TOTAL CURRENT LIABILITIES	146,571	162,269
Long-term obligations	160,580	164,572
Post-retirement liabilities	87,526	74,618
Other liabilities	2,403	1,505

Commitments and contingencies (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 58,539,300 and 58,385,100 shares issued in 2006 and 2005, respectively; 58,270,400 outstanding in 2006 and 2005	585	584
Additional paid-in capital	430,121	429,338
Deficit	(283,338)	(297,890)
Accumulated other comprehensive loss	(16,946)	(18,953)

TOTAL STOCKHOLDERS’ EQUITY	130,422	113,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527,502	$516,043

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2006	2005
OPERATING ACTIVITIES:
Net earnings	$14,552	$13,838
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,353	19,884
Post-retirement liabilities	14,781	9,940
Other	853	—
Changes in assets and liabilities:
Accounts receivable	10,376	30,022
Inventory and prepaid supplies	(89)	(2,130)
Accounts payable	(28,627)	(9,529)
Unearned revenue	2,428	3,922
Accrued expenses, salaries, wages and benefits and other liabilities	(1,179)	(2,116)
Other assets	556	209

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,004	64,040

INVESTING ACTIVITIES:
Capital expenditures	(43,371)	(16,690)
Purchases of marketable securities	(8,857)	—
Proceeds from sales of marketable securities	8,500	—

NET CASH USED IN INVESTING ACTIVITIES	(43,728)	(16,690)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(4,222)	(3,897)
Proceeds from borrowings	707	—
Financing fees	—	(103)

NET CASH USED IN FINANCING ACTIVITIES	(3,515)	(4,000)

NET (DECREASE) INCREASE IN CASH	(11,239)	43,350

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,473	38,749

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,234	$82,099

SUPPLEMENTAL CASH FLOW INFORMATION:
Accrued aircraft modification expenditures	$10,208	$—

Interest paid, net of amount capitalized	$5,334	$5,144

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Revenue Recognition

The Company derives approximately 97% of its revenues from an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub and line-haul agreement (“Hub Services agreement”) with DHL Network Operations (USA), Inc. (“DHL”). Revenues from DHL are determined based on the expenses incurred during a reporting period. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to DHL, certain ramp and facility rent and landing fees, incurred under the two commercial agreements are reimbursed and included in revenues without mark-up. For the month of April 2006, no mark-up was recorded on the over-the-road truck line-haul network while those operations were transitioned to DHL. Beginning May 1, 2006, the Company no longer operated the line-haul network for DHL.

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

The Company’s income tax provision was completely offset by the change in the valuation allowance for the three and six month periods ended June 30, 2006 and 2005. The deferred tax assets remain fully reserved at June 30, 2006.

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

Management analyzes the inventory reserve for reasonableness at the end of each quarter. That analysis includes consideration of the expected fleet life, amounts expected to be on hand at the end of a fleet life, and recent events and conditions that may impact the usability or value of inventory. Events or conditions that may impact the expected life, usability or net realizable value of inventory include additional aircraft maintenance directives from the Federal Aviation Administration, changes in Department of Transportation regulations, new environmental laws and technological advances.

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

The cost of modifying passenger aircraft to freighter aircraft configuration is capitalized as incurred. Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.4 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively. The costs of major airframe and engine overhauls on the Company’s in-service fleet, as well as routine maintenance and repairs, are charged to expense as incurred.

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

Stock-Based Payments

The Company measures the cost of services received in exchange for stock-based awards using the grant-date fair value of the award. The cost of the awards is recognized over the period during which service is required to be provided. Restricted stock awards granted to employees vest over a service period. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

NOTE B—TRANSACTIONS WITH DHL

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for DHL were $294.8 million and $344.2 million for the three month periods ended June 30, 2006 and 2005, respectively, and $655.7 million and $684.4 million for the six month periods ended June 30, 2006 and 2005, respectively.

The Company’s balance sheets include the following balances related to operations for DHL (in thousands):

Assets (Liabilities):	June 30, 2006	December 31, 2005
Accounts receivable	$2,345	$10,574
Excess funding and interest payable	(20,384)	(395)
Unearned revenue	(6,343)	(4,151)

Net asset (liability)	$(24,382)	$6,028

In November 2004, DHL notified the Company of its plans to remove 26 aircraft from service. DHL further indicated that the number of affected aircraft, the air routes and the timing of planned reductions would be subject to change. Through July 18, 2006, seven aircraft had been removed from active service in the ACMI agreement since the Company received the November 2004 notification. In conjunction with its November 2004 plan, DHL notified the Company in July 2006 that 21 specific aircraft (11 DC-9s and 10 DC-8s) will be released from dedicated service for DHL effective August 1, 2006. Several of these aircraft had been placed in back-up status since September of 2005, when DHL consolidated its air hub operations from Cincinnati into its main, ABX-managed hub in Wilmington, Ohio eliminating redundant air routes. The planned August 2006 reduction of 21 aircraft will bring to 28 the total number of aircraft released from service under the ACMI agreement since November 2004. DHL will continue to fund depreciation for eight of the DC-9s that are being removed through their remaining depreciable life in August 2010. The Company will use the engines on these eight DC-9 aircraft to support the remaining 59 DC-9 aircraft that the Company has in service to DHL.

Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. The Company can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL depends on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Management assesses the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if the Company’s equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, as it is now, any amount by which the fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft. The removal of aircraft will result in impairment charges for aircraft in which their fair market value is less than their carrying value.

In March 2006, DHL notified the Company of its intent to reduce certain services provided under the Hub Services agreement. Specifically, since May 1, 2006, DHL is directly managing the over-the-road truck line-haul network previously managed by the Company. The Company did not realize any net earnings from the line-haul operations during the three months ended June 30, 2006 and had net earnings of approximately $1.3 million from the line-haul operations during the first six months of 2006. Additionally, DHL plans to transition the operation of its regional hub in Allentown, Pennsylvania, from the Company’s management during the first quarter of 2007. The Company’s net earnings from the Allentown operations were approximately $0.1 million and $0.2 million during three and six month periods ended June 30, 2006.

NOTE C—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income applicable to common stockholders	$6,459	$6,755	$14,552	$13,838

Weighted-average shares outstanding for basic earnings per share	58,270	58,270	58,270	58,270
Common equivalent shares:
Effect of stock-based compensation awards	297	184	211	184

Weighted-average shares outstanding assuming dilution	58,567	58,454	58,481	58,454

Basic earnings per share	$0.11	$0.12	$0.25	$0.24

Diluted earnings per share	$0.11	$0.12	$0.25	$0.24

NOTE D—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. Marketable securities of approximately $5.3 million at June 30, 2006 contractually mature after one year and are included in other assets within the Company’s consolidated balance sheets. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	June 30, 2006	December 31, 2005
Obligations of U.S. Government Agencies	$14,304	$12,977
Obligations of U.S. corporations	6,033	7,052

Total marketable securities	$20,337	$20,029

NOTE E—PROPERTY AND EQUIPMENT

At June 30, 2006, the Company’s operating fleet consisted of 113 aircraft, including 30 Boeing 767, 70 McDonnell Douglas DC-9 and 13 McDonnell Douglas DC-8 aircraft.

Property and equipment consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Aircraft and flight equipment	$652,651	$601,982
Support equipment	48,843	47,136
Vehicles and other equipment	2,093	2,192
Leasehold improvements	532	147

	704,119	651,457
Accumulated depreciation	(290,446)	(269,812)

Property and equipment, net	$413,673	$381,645

Aircraft and flight equipment included $35.4 million for aircraft held under capitalized leases as of June 30, 2006 and December 31, 2005. Accumulated depreciation included $7.2 million as of June 30, 2006 and $5.9 million as of December 31, 2005 for capital leases.

NOTE F—LONG TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Promissory note due to DHL	$92,276	$92,276
Capital lease obligations	77,393	80,908

Total long-term obligations	169,669	173,184
Less: current portion	(9,089)	(8,612)

Total long-term obligations, net	$160,580	$164,572

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations include five Boeing 767 aircraft and consist of two different leases, both expiring in 2011 with options to renew for six additional years. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (7.75% at June 30, 2006). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. The interest expense related to the capitalized aircraft lease obligations is reimbursable with mark-up under the ACMI agreement with DHL.

The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one-, two- or three month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of June 30, 2006, the unused credit facility totaled $37.4 million, net of outstanding letters of credit of $7.6 million. There were no borrowings outstanding under the Credit Agreement as of June 30, 2006.

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

NOTE G—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases aircraft, airport facilities, and certain operating equipment under various long-term operating lease agreements. The Company subleases portions of the DHL Air Park in Wilmington, Ohio from a DHL affiliate. The term of the sublease expires at the end of the transition period that follows termination of the ACMI agreement. The annual rent payable by the Company under the lease is approximately $2.0 million and is reimbursable by DHL without mark-up.

Commitments

In 2005, the Company reached an agreement with Delta Air Lines, Inc. (“Delta”) committing the Company to purchase twelve additional Boeing 767 aircraft from Delta through 2008. The Company contracted with an aircraft maintenance and modification provider to convert these aircraft from passenger to standard freighter configuration. Of these twelve aircraft, one was deployed in the Company’s operations during the second quarter of 2006 and another was deployed in July 2006. Based on the most current projections, the Company is planning to deploy two more former Delta aircraft in the second half of 2006, and eight additional aircraft during the next two years. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $160.6 million as of June 30, 2006. Payments by period are estimated below (in thousands):

	Remainder of 2006	2007	2008	Total
Aircraft and modification commitments	$50,331	$85,729	$24,513	$160,573

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

Legal Proceedings

(a) Department of Transportation (“DOT”) Continuing Fitness Review

The Company filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of 2005, the DOT will determine whether the Company continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

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

(b) ALPA Lawsuit

On August 25, 2003, the Company intervened in a lawsuit filed in the U.S. District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its subsidiary, Airborne, Inc., now DHL Network Operations (USA), Inc., to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having DHL’s freight currently being flown by ABX transferred to Astar.

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted the Company’s motion to intervene in the case. The parties have filed briefs in the matter, and the Company is currently waiting for the court to set a date for oral argument. Management believes that the NLRB’s decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

(c) Alleged Violations of Immigration Laws

The Company reported in January of 2005 that it was cooperating fully with an investigation by the U.S. Department of Justice (“DOJ”) with respect to Garcia Labor Co., Inc. (“Garcia”), a temporary employment agency based in Morristown, Tennessee, and ABX’s use of contract employees that were being supplied to it by Garcia. The investigation concerns the immigration status of the Garcia employees assigned to the Company.

The Company terminated its contract with Garcia in February of 2005 and replaced the Garcia employees.

In October of 2005, the DOJ notified the Company that the Company and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. The Company cooperated fully with the investigation. In June 2006, a non-senior management employee of the Company entered a plea to a misdemeanor related to this matter. On July 25, 2006, a federal grand jury indictment was unsealed, charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. No proceedings have been initiated against the Company. The Company believes it has adequately reserved for potential losses stemming from this matter. In the event proceedings were initiated against the Company that resulted in an adverse finding, the Company could be subjected to a financial penalty that is materially greater than the amount we have accrued and restrictions on our ability to engage in business with agencies of the U.S. Government.

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

The Company’s net periodic benefit cost for its qualified defined benefit pensions and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Post-retirement Healthcare Plan		Pension Plans		Post-retirement Healthcare Plan
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$9,540	$7,455	$602	$498	$19,080	$14,910	$1,204	$996
Interest cost	7,505	5,851	480	395	15,010	11,702	960	790
Expected return on plan assets	(6,305)	(5,120)	—	—	(12,610)	(10,240)	—	—
Amortization of prior service cost	1,052	928	—	4	2,104	1,856	—	8
Amortization of net loss	2,638	1,626	268	251	5,276	3,252	536	502

Net periodic benefit cost	$14,430	$10,740	$1,350	$1,148	$28,860	$21,480	$2,700	$2,296

During the three and six month periods ended June 30, 2006, the Company paid $9.1 million and $16.3 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing an additional $37.3 million to fund its pension plans during the remainder of 2006 for a total of $53.6 million.

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

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues:
DHL	$294,849	$344,217	$655,661	$684,391
Charter	5,401	3,191	9,251	5,354
All other	3,328	3,829	7,831	8,086

Total	$303,578	$351,237	$672,743	$697,831

Depreciation Expense:
DHL	$9,979	$8,748	$19,366	$17,538
Charter	803	890	1,844	1,129
All other	38	32	75	55

Total	$10,820	$9,670	$21,285	$18,722

Earnings:
DHL	$3,641	$5,049	$8,892	$10,154
Charter	704	5	946	143
All other	2,114	1,701	4,714	3,541

Total	$6,459	$6,755	$14,552	$13,838

	June 30, 2006	December 31, 2005
Assets:
DHL	$370,161	$368,733
Charter	80,126	62,392
All other	77,215	84,918

Total	$527,502	$516,043

For the purposes of internal reporting, the Company does not allocate overhead costs that are reimbursed by DHL to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of reimbursed overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities. Beginning in the second quarter of 2005, certain administration costs are not reimbursed by DHL and are allocated to the DHL segment based on segment earnings.

NOTE J—STOCK-BASED PAYMENTS

The Company’s Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which was approved by the Company’s stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. Board members were granted time-based awards. Restricted stock and time-based awards vest over a specified service period. The non-vested stock units will be converted at the end of a specified service period into a number of shares of Company stock depending on performance and market conditions. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Number of Shares	Weighted average grant-date fair value	Number of Shares	Weighted average grant-date fair value
Outstanding at beginning of period	264,600	$8.33	—	$—
Granted	332,400	6.61	264,600	8.33
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding at end of period	597,000	$7.37	264,600	$8.33

Vested	25,600	$8.20	—	$—

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

For the six month periods ended June 30, 2006 and 2005, the Company recorded expense of $0.7 million and $0.1 million for stock incentive awards, respectively. At June 30, 2006, there was $3.4 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.9 years. As of June 30, 2006, awards totaling 597,000 had been granted and were outstanding. None of the awards were convertible, and none of the restricted stock had vested as of June 30, 2006. These awards could result in a maximum number of 736,250 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2008.

NOTE K—DERIVATIVE INSTRUMENTS

The Company anticipates that it will execute sale-leaseback or other financing transactions for eight of twelve aircraft it is committed to purchase and modify through 2008. Under the anticipated financing transactions, the Company would finance approximately $17.0 million of each modified aircraft’s value under a fixed interest rate lease based on interest rates of ten-year U.S. Treasury Notes. To reduce its exposure to rising interest rates before the financing transactions are executed, the Company entered into five forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. The value of the treasury locks are also based on the ten-year U. S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated lease transactions. The treasury locks are with major U.S. financial institutions and will settle in cash at the time each expires. The treasury locks are timed to expire between June 2006 and June 2007, near the forecasted execution dates of the anticipated financing transactions.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for the treasury locks as cash flow hedges. The treasury locks were evaluated and deemed to be highly effective as hedges at their inception and at June 30, 2006. The Company records unrealized gain or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses will be recognized into earnings over the terms of the forecasted lease transactions. During the three and six month periods ended June 30, 2006, any amounts of hedge ineffectiveness were not material.

The table below provides information about ABX’s treasury lock instruments at June 30, 2006 (in thousands):

Expire	Notional amount	Stated interest rate	Market value
2006	$12,000	4.645%	$459
	12,000	4.655%	453
	12,000	4.670%	421
2007	12,000	4.750%	347
	12,000	4.750%	347

	$60,000		$2,027

NOTE L—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net income	$6,459	$6,755	$14,522	$13,838
Other comprehensive income
Unrealized loss on marketable securities	(17)	—	(20)	—
Unrealized gain on hedge derivatives	1,214	—	2,027	—

Other comprehensive income	1,197	—	2,007	—

Comprehensive income	$7,656	$6,755	$16,529	$13,838

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

BACKGROUND

ABX is an independent airline that provides cargo transportation and, through a network of 19 hubs, package sorting, handling and line-haul services primarily within the United States for DHL Network Operations (USA), Inc. (“DHL”). We operated an in-service fleet of 113 aircraft as of June 30, 2006. DHL is our largest customer, constituting approximately 97% of our total revenues.

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

Outlook

DHL

We reported in November 2004 that DHL intended to remove 26 aircraft that ABX operated on its behalf under the ACMI agreement. Through July 18, 2006, seven aircraft had been removed by DHL from active service under the ACMI agreement. In July 2006, DHL gave ABX notice to remove 21 specific aircraft from the ACMI agreement effective August 1, 2006. Several of these aircraft had been placed in back-up status since September of 2005, when DHL consolidated its air hub operations from Cincinnati into its main, ABX-managed hub in Wilmington, Ohio, eliminating redundant air routes. DHL will continue to fund depreciation for eight of the DC-9s that are being removed through their remaining depreciable life in August 2010. We will use the engines on these eight DC-9 aircraft to support the remaining 59 DC-9 aircraft that we have in service to DHL. Under the ACMI agreement, ABX has the option to retain the other 13 aircraft or sell individual aircraft to DHL for the lower of net book value or their appraised fair market value. We are assessing the fair value of each of the 13 aircraft being removed and whether ABX will exercise its put option to sell the aircraft to DHL. The net book value of these aircraft is approximately $4.8 million. There may be an impairment charge recorded in the third quarter of 2006 for removed aircraft if their appraised fair market value is less than their carrying value.

As previously reported in May 2006, DHL took over responsibility for the over-the-road truck line-haul network we previously managed for DHL. Effective April 1, 2006, ABX did not earn any mark-up on line-haul expenses during the second quarter 2006 transitional period, and effective May 1, 2006, ABX no longer recorded revenues or expenses associated with over-the-road trucks. As a result, line-haul services revenue declined approximately $54.7 million and $57.7 million during the second quarter and first half of 2006 compared to 2005. ABX did not have any earnings from line-haul services in the second quarter of 2006 and earned $1.3 million during the first half of 2006. During 2005, earnings from line-haul services were $1.2 million and $2.3 million for the second quarter and first half, respectively.

As previously reported, we will not operate or manage DHL’s new Allentown hub facility. The new facility is expected to open in the first quarter of 2007 and will replace the existing facility we currently operate. The Allentown hub is the largest of DHL’s eighteen regional hubs in the United States. The Allentown hub comprised approximately $3.9 million of ABX’s revenues and less than $0.1 million of net earnings during the second quarter of 2006, and $8.2 million of ABX’s revenues and $0.2 million of net earnings during the first half of 2006.

In March 2006, we agreed to discuss with DHL modifications to our Hub Services agreement and our ACMI agreement to create greater risk/reward metrics for our performance under these agreements. The modifications would focus on service quality, process and performance improvements, and cost reductions. Those discussions have not yet yielded any modifications to either agreement. Additionally, DHL and ABX agreed to cost budgets for 2006 under the Hub Services agreement and the ACMI agreement. DHL agreed to additional performance incentives for 2006 beyond the existing contractual incentives in the event we achieve very significant cost reductions under our commercial agreements. Achievement of these additional incentives will be very difficult.

Non-DHL

In 2005, we reached an agreement with Delta committing ABX to purchase twelve additional Boeing 767 aircraft from Delta through December 2008. We contracted with an aircraft maintenance provider to modify these aircraft from passenger to freighter configurations. We believe the fuel efficiency, cubic capacity, payload and operating cost of the Boeing 767 make it a desirable freighter aircraft in the domestic, Atlantic and other medium-range international air cargo markets (less than 3,000 nautical miles). While some of these former Delta aircraft may be contracted to DHL after the modifications are complete, interest from non-DHL customers is currently strong.

Of these twelve aircraft, two were deployed in our non-DHL charter operations through July of 2006, replacing two freighter aircraft that were subsequently redeployed into the DHL network. Based on the most current projections, we are planning to deploy two more former Delta aircraft in the second half of 2006 and eight additional aircraft during the next two years.

RESULTS OF OPERATIONS

For the second quarter of 2006, net earnings were $6.5 million compared to net earnings of $6.8 million for the second quarter of 2005. Earnings in the second quarter of 2006 declined $1.1 million compared to the second quarter of 2005 due to transitioning line-haul operations to DHL. The decline was partially offset by improved results from our non-DHL charter operations and increased interest income. Total revenues decreased $47.7 million, or 13.6%, to $303.6 million for the second quarter of 2006 compared to the second quarter of 2005. The decline was primarily due to the loss of revenues beginning in May 2006 associated with the DHL over-the-road truck line-haul network which declined $54.7 million compared to the second quarter of 2005. Revenues associated with the DHL ACMI agreement declined in the second quarter of 2006 compared to 2005, reflecting the reduction in contracted air charters that were transitioned to DHL’s management during the third quarter of 2005 and a lower level of hours flown for DHL in the second quarter of 2006 compared to 2005. Hours flown have declined since the implementation of an integrated flight schedule in conjunction with the DHL hub consolidation in September 2005. Revenue during the second quarter of 2006 was positively impacted compared to 2005 by increased non-DHL charter flight hours, additional hub service revenues since DHL consolidated its hub network under ABX in September 2005 and higher fuel prices.

For the first half of 2006, we had net earnings of $14.6 million compared to net earnings of $13.8 million for the first half of 2005. Total revenues decreased 3.6% to $672.7 million compared to the first half of 2005. Lower revenues from DHL, which declined 4.2%, were partially offset by increased non-DHL charter revenues which grew 72.8% compared to the first half of 2005. Earnings from the first half of 2006 improved $0.7 million compared to 2005 primarily due to non-DHL charter operations and increased interest income.

Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $0.7 million and $0.5 million of incremental mark-up under the ACMI and Hub Services agreements during the second quarter of 2006 and 2005, respectively. For the first half of 2006, we earned $1.4 million and $0.8 million of incremental mark-up under the ACMI and Hub Services agreements, respectively. The incremental mark-up for ACMI increased $0.2 million and $0.4 million during the second quarter and first half of 2006, respectively, compared to the corresponding 2005 periods. The incremental mark-up for the first half of 2006 under the ACMI agreement resulted from flying greater than budgeted aircraft hours during the periods, while incurring lower than budgeted aircraft maintenance expenses. The incremental mark-up under the Hub Services agreement decreased $0.1 million during the second quarter of 2006 and increased $0.6 million in the first half of 2006 compared to the same 2005 periods. Although our costs levels were at budgeted levels, ABX did not earn an incremental mark-up under the Hub Services agreement in the second quarter of 2006, because shipment volumes handled during the quarter were below anticipated levels.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the second quarter or first half of 2006 and 2005. Any revenue earned through the achievement of annual goals is recorded in the fourth quarter.

During the second quarter and first half of 2006, our expenses for the DHL segment included approximately $0.5 million and $1.5 million for costs, allocations and administrative expenses that are not reimbursable under the two DHL agreements. Our expenses for DHL that are reimbursed without mark-up increased $18.2 million and $20.9 million for the second quarter and first half of 2006, respectively, compared to the same 2005 periods. This increase in expenses and corresponding increase in reimbursable only revenues was primarily a result of having no mark-up on line-haul expenses in the second quarter of 2006 and increased aviation fuel prices in 2006 compared to 2005.

Non-DHL charter revenues grew 69.3% over the second quarter of 2005 to $5.4 million for the second quarter of 2006. For the first half of 2006, charter revenues grew 72.8% to $9.3 million compared to the first half of 2005. The growth of our non-DHL charter revenues reflects a larger customer base and improved utilization of our Boeing 767 freighter aircraft since the aircraft were placed in charter service during the second quarter of 2005. Our earnings included $0.7 million from non-DHL charter operations for the second quarter of 2006 compared to less than $0.1 million for the first quarter of 2005. For the first half of 2006 and 2005, earnings from non-DHL charter operations were $0.9 million and $0.1 million, respectively. Our non-DHL charter earnings in the first half of 2005 were hampered by low utilization while we transitioned the 767 freighters into non-DHL service.

Other, non-DHL revenues decreased to $3.3 million in the second quarter of 2006 compared to $3.8 million in the second quarter of 2005. For the first half of 2006 and 2005, other, non-DHL revenues decreased to $7.8 million compared to $8.1 million. Declines in other, non-DHL revenues reflect the volatility associated with aircraft modification and heavy maintenance orders. Our ability to secure heavy maintenance and modification orders is effected by the availability of hanger space, personnel and equipment that is ordinarily used to maintain our own fleet.

Earnings from all other, non-DHL activities declined $0.2 million and $0.3 million during the second quarter and first half of 2006 compared to the corresponding periods in 2005. During 2006, increased earnings from operating the U.S. Postal Service facilities were offset by reduced earnings from lower non-DHL aircraft maintenance orders and additional administrative expenses to support and generate non-DHL business opportunities.

A summary of our earnings is shown below (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues:
DHL Contracts
ACMI
Base mark-up	$114,938	$121,495	$243,083	$244,193
Incremental mark-up	683	435	1,431	996

Total ACMI	115,621	121,930	244,514	245,189
Hub Services
Base mark-up	81,081	142,238	229,564	279,118
Incremental mark-up	—	116	792	196

Total Hub Services	81,081	142,354	230,356	279,314
Other Reimbursable	98,147	79,933	180,791	159,888

Total DHL	294,849	344,217	655,661	684,391
Charter	5,401	3,191	9,251	5,354
All Other	3,328	3,829	7,831	8,086

Total Revenues	$303,578	$351,237	$672,743	$697,831

Expenses
DHL Contracts
ACMI	$113,163	$119,428	$239,217	$240,016
Hub Services	79,898	139,807	226,761	274,333
Other Reimbursable	98,147	79,933	180,791	159,888

Total DHL	291,208	339,168	646,769	674,237
Charter	4,697	3,186	8,305	5,211
All Other	2,356	2,656	5,403	5,400

Total Expenses	$298,261	$345,010	$660,477	$684,848

Earnings
DHL Contracts
ACMI	$2,458	$2,502	$5,297	$5,173
Hub Services	1,183	2,547	3,595	4,981
Other Reimbursable	—	—	—	—

Total DHL	3,641	5,049	8,892	10,154
Charter	704	5	946	143
All Other	972	1,173	2,428	2,686
Interest Income	1,142	528	2,286	855

Total Earnings	$6,459	$6,755	$14,552	$13,838

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

Salaries, wages and benefits expense increased 6.0% and 10.9% during the second quarter and first half of 2006 as compared to the corresponding periods of 2005. The increase reflects the higher levels of benefit costs and staffing necessary to operate DHL’s expanded ground network and consolidated central hub in Wilmington, Ohio since September 2005.

Purchased line-haul expense decreased 75.5% and 44.1%, during the three and six month periods ended June 30, 2006, respectively, compared to the corresponding periods in 2005. The decline is a result of transferring the over-the-road truck line-haul network to DHL in May 2006. Additionally, for the second quarter and first half of 2005, this expense category included $5.6 million and $11.1 million for charter aircraft contracted by ABX for DHL. The administration of these flights and their related costs were transitioned to DHL during the third quarter of 2005.

Fuel expense increased 9.7% and 7.2% during the three and six month periods ended June 30, 2006, respectively, compared to the corresponding periods in 2005. The increase was driven by higher market prices for aviation fuel. The average aviation fuel price was $2.25 and $1.77 per gallon in the second quarter of 2006 and 2005, respectively. Our consumption of aviation fuel during the second quarter and first half of 2006 declined compared to 2005 in conjunction with the removal of aircraft and flight reductions implemented by DHL since the implementation of an integrated flight schedule in September 2005.

Maintenance, materials and repairs decreased 11.6% during the three month period ended June 30, 2006 but increased 3.4% for the first six months of 2006, compared to the corresponding periods in 2005. Our aircraft engine maintenance expenses have declined in conjunction with the lower level of flight hours for DHL since the September 2005 hub consolidation. Our aircraft maintenance expenses fluctuate due to the timing of scheduled heavy maintenance work for aircraft. Our policy is to expense these costs as we incur them. During the first six months of 2006, 38 heavy maintenance checks were in process, compared to 35 in the first six months of 2005.

Depreciation and amortization expense increased 10.7% and 12.4% during the three and six month periods ended June 30, 2006, respectively, compared to the corresponding periods in 2005. The increase is primarily a result of two additional Boeing 767 aircraft that we placed in service since June of 2005.

Landing and ramp expense increased 0.6% during the three month period ended June 30, 2006, but decreased 15.0% for the first six months of the year, compared to the corresponding periods in 2005. The reduction reflects lower runway and deicing costs due to a milder winter in 2006 and a lower level of landing fees as a result of scheduled flight reductions in conjunction with the DHL hub consolidation in September 2005.

Rent expense increased $0.4 million and $0.7 million during the three and six month periods ended June 30, 2006, respectively, compared to the corresponding periods in 2005, primarily due to equipment rentals in support of the consolidated Wilmington hub and expanded regional hubs since September 2005.

Other operating expenses include travel, professional fees, insurance, utilities and cost of parts sold to non-DHL customers. Other operating expenses decreased by $1.8 million and $0.9 million in the second quarter and first half of 2006 compared to the corresponding periods in 2005. The decrease reflects the reduction in non-DHL aircraft maintenance orders during the second quarter of 2006 compared to 2005.

Our interest expense for the second quarter of 2006 decreased $0.1 million to $2.7 million compared to second quarter of 2005. The decrease was due to capitalizing $0.1 million more of interest cost in the second quarter of 2006 as a result of additional aircraft modification activities compared to the second quarter of 2005. Our interest expense for the first half of 2006 increased $0.3 million to $5.6 million compared to the first half of 2005. The increase in interest expense in 2006 is a result of higher capitalized interest cost during the first half of 2005 compared to first half of 2006.

Interest income increased by $0.6 million and $1.4 million during the second quarter and first half of 2006, respectively, compared to the corresponding periods of 2005, due to holding a higher level of cash and cash equivalent balances compared to 2005 and by achieving higher yields.

ABX did not record an income tax expense in 2006 or 2005 because the tax provision was offset by the tax benefit from the reduction in the deferred tax asset valuation allowance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash requirements

In 2005, we reached an agreement with Delta Air Lines, Inc. (“Delta”) committing ABX to purchase twelve additional Boeing 767 aircraft from Delta through December 2008. We contracted with an aircraft maintenance provider to modify these aircraft from passenger to standard freighter configurations. Of these twelve aircraft, two were deployed in our non-DHL charter operations through July of 2006. Based on the most current projections, we are planning to deploy two more former Delta aircraft in the second half of 2006, and eight additional aircraft during the next two years. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $160.6 million as of June 30, 2006. Payments by period are estimated below (in thousands):

	Remainder of 2006	2007	2008	Total
Aircraft and anticipated modification commitments	$50,331	$85,729	$24,513	$160,573

We plan to finance the cost of modifying the aircraft with existing cash and contractor-provided financing during the modification period. Upon completion of the modification, we anticipate eight aircraft will be financed through a syndication process being arranged by our lead bank. The estimates above do not reflect anticipated cash flows from financing transactions. Our future operating results will be affected by the interest rates and other terms and conditions of the new borrowings or leases.

We estimate that contributions to our qualified defined benefit pension plans will be $37.3 million for the remainder of 2006 and total $53.6 million for the year. We estimate our total pension expense, which is reimbursable under the two DHL agreements, will be $28.8 million for the remainder of 2006 for all pension plans, totaling $57.7 million for the year. Recently the U.S. Congress passed pension reform legislation. If the legislation does not become law, our cash contributions for the year could be significantly higher than estimated.

Cash flows

Operating cash flows were $36.0 million and $64.0 million in the first six months of 2006 and 2005, respectively. Net operating cash flows declined primarily to pay vendors for accrued charges from 2005. The decline in operating cash flows reflects the lower level of line-haul and contracted labor expenses during the first half of 2006 compared to 2005. Additionally, during the first half of 2005, ABX collected a large receivable from DHL associated with 2004 revenues.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $43.4 million in the first six months of 2006 compared to $16.7 million in the first six months of 2005. Our capital expenditures in the first six months of 2006 included the acquisitions of five Boeing 767 aircraft from Delta and cargo modification costs for a sixth aircraft purchased in 2005. In the first six months of 2005, our capital expenditures were primarily for two Boeing 767 aircraft that were undergoing freighter modification at that time. The level of capital spending for all of 2006 is anticipated to be approximately $115.0 million compared to $60.7 million in 2005. We plan to finance approximately $34.0 million for two of the four former Delta aircraft that we will deploy in 2006.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $58.2 million of cash balances and $20.3 million of marketable securities. DHL guarantees our financing obligations for three in-service Boeing 767 aircraft. The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of June 30, 2006, the unused credit facility totaled $37.4 million, net of outstanding letters of credit of $7.6 million.

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

Income Tax

We continue to fully reserve the net deferred tax assets as of June 30, 2006. The realization of deferred tax assets, including net operating loss carryforwards (“NOL CFs”), depends on the existence of sufficient taxable income within the applicable carryback or carryforward periods. After considering both positive and negative evidence of sources of future taxable income, ABX continues to maintain a full valuation allowance against its deferred tax assets, including NOL CFs, due to the likelihood that the deferred tax assets will not be realized. While ABX has had positive pre-tax income since its separation from Airborne, Inc., excluding the 2003 impairment charge, it also has accumulated significant taxable losses during the post-separation period, primarily due to temporary differences in depreciating its aircraft fleet. These historical taxable losses and near-term projected taxable losses weighed significantly in the overall assessment. Also, in considering possible sources of taxable income in assessing the realization of the deferred tax assets, ABX has not relied upon future taxable income from DHL contracts beyond the contract termination dates. The results of operations might be favorably impacted in the future by reversals of the valuation allowances if ABX is able to demonstrate positive evidence, such as contract renewals or extensions, that indicate the deferred tax assets will be realized.

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

We anticipate that ABX will execute sale-leaseback or other financing transactions for eight of the twelve aircraft it is committed to purchase and modify through 2008. Under sale-leaseback transactions, ABX would sell the modified aircraft to lenders and subsequently lease the aircraft back under a fixed interest rate lease based on ten-year U.S. Treasury Notes. To reduce ABX’s exposure to rising interest rates before the financing transactions are executed, we entered into five forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. The value of the treasury locks are also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The treasury locks are with major U.S. financial institutions and will settle in cash at the time each expires. The treasury locks are timed to expire between June 2006 and June 2007, near the forecasted execution dates of the anticipated financing transactions. See note K for a table of treasury lock values and discussion of our accounting treatment for these hedging transactions.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer and Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in ABX’s internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, ABX’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

i. Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of 2005, the DOT will determine whether ABX continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

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

ii. ALPA Lawsuit

On August 25, 2003, ABX intervened in a lawsuit filed in the U.S. District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its subsidiary, Airborne, Inc., now DHL Network Operations (USA), Inc., to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having DHL’s freight currently being flown by ABX transferred to Astar.

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted ABX’s motion to intervene in the case. The parties have filed briefs in the matter, and we are currently waiting for the court to set a date for oral argument. We believe that the NLRB’s decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

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

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. ABX cooperated fully with the investigation. In June 2006, a non senior management employee of the Company entered a plea to a misdemeanor related to this matter. On July 25, 2006, a federal grand jury indictment was unsealed charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. No proceedings have been initiated against ABX. Please see Note G to the consolidated financial statements of this report for additional information.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On May 9, 2006, the Company held an annual meeting of its shareholders. At the meeting, shareholders voted to elect Joseph C. Hete and Jeffrey J. Vorholt to serve as Directors of the Company for a term of three years, agreed to amend the Amended and Restated Certificate of Incorporation to increase from five to nine the limitation on the maximum number of directors that can serve on the Board, and ratified the appointment of Deloitte and Touche LLP as independent auditors for 2006.

Director	Votes
	Received	Withheld
Joseph C. Hete	55,865,415	194,339
Jeffrey J. Vorholt	55,870,227	189,527

	Votes Cast
Proposal	For	Against	Abstain
To increase from five to nine the limitation on the maximum number of directors that can serve on the Board	55,743,102	265,327	51,325
Ratify independent auditors	55,926,139	81,918	51,697

Item 5. Other Information.

The Audit Committee of the Board of Directors has approved the services rendered by our independent auditors during the period covered by this Form 10-Q filing.

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ABX Air, Inc., dated May 9, 2006, filed herewith.

3.2	Amended and Restated Certificate of Incorporation of ABX Air, Inc., dated August 15, 2003, filed herewith.

10.1	Agreement with DHL dated March 15, 2006, incorporated by reference to the Company’s 10-K filed March 16, 2006.

10.2	Letter from DHL dated July 19, 2006, notifying ABX Air, Inc. of a change to the scope of services under the ACMI agreement, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC., a Delaware Corporation
Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: August 9, 2006

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: August 9, 2006