Form 10-Q
period 2006-09-30
ABX AIR INC
filed 2006-11-09
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006

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

As of November 9, 2006, ABX Air, Inc. had outstanding 58,270,400 shares of common stock, par value $.01.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
REVENUES	$281,348	$369,921	$954,091	$1,067,752

OPERATING EXPENSES
Salaries, wages and benefits	150,039	155,302	467,396	441,579
Fuel	69,253	67,131	200,305	189,397
Purchased line-haul and yard management	1,879	78,911	86,328	230,019
Maintenance, materials and repairs	19,528	25,629	75,377	79,645
Depreciation and amortization	11,649	10,467	34,002	30,351
Landing and ramp	4,071	5,030	16,193	19,286
Rent	2,116	2,135	6,826	6,099
Other operating expenses	14,641	15,854	41,660	43,668

	273,176	360,459	928,087	1,040,044

INTEREST EXPENSE	(2,832)	(2,765)	(8,398)	(8,028)
INTEREST INCOME	1,234	694	3,520	1,549

INCOME BEFORE INCOME TAXES	6,574	7,391	21,126	21,229
INCOME TAXES	—	—	—	—

NET EARNINGS	$6,574	$7,391	$21,126	$21,229

EARNINGS PER SHARE
Basic	$0.11	$0.13	$0.36	$0.36

Diluted	$0.11	$0.13	$0.36	$0.36

WEIGHTED AVERAGE SHARES
Basic	58,270	58,270	58,270	58,270

Diluted	58,585	58,322	58,543	58,388

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,122	$69,473
Marketable securities - available for sale	17,146	15,637
Accounts receivable, net of allowance of $872 in 2006 and 2005	6,161	15,776
Inventory	13,418	14,014
Prepaid supplies and other	6,957	5,546
Aircraft and engines held for sale	3,029	—

TOTAL CURRENT ASSETS	87,833	120,446
Property and equipment, net	424,808	381,645
Other assets	12,849	13,952

TOTAL ASSETS	$525,490	$516,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,273	$78,068
Salaries, wages and benefits	35,429	47,249
Accrued expenses	10,206	9,240
Current portion of post-retirement liabilities	9,907	14,701
Current portion of long-term obligations	10,186	8,612
Unearned revenue	11,373	4,399

TOTAL CURRENT LIABILITIES	131,374	162,269
Long-term obligations	174,706	164,572
Post-retirement liabilities	81,537	74,618
Other liabilities	1,910	1,505

Commitments and contingencies (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 58,539,300 and 58,385,100 shares issued in 2006 and 2005, respectively; 58,270,400 outstanding in 2006 and 2005	585	584
Additional paid-in capital	430,622	429,338
Deficit	(276,764)	(297,890)
Accumulated other comprehensive loss	(18,480)	(18,953)

TOTAL STOCKHOLDERS’ EQUITY	135,963	113,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525,490	$516,043

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2006	2005
OPERATING ACTIVITIES:
Net earnings	$21,126	$21,229
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,002	30,351
Stock-based compensation	1,284	274
Impairment	257	—
Other	446	—
Changes in assets and liabilities:
Accounts receivable	9,615	34,572
Inventory and prepaid supplies	(2,697)	(3,774)
Accounts payable	(36,154)	977
Unearned revenue	6,974	460
Accrued expenses, salaries, wages and benefits and other liabilities	(10,449)	(8,109)
Post-retirement liabilities	2,125	313
Other assets	195	386

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,724	76,679

INVESTING ACTIVITIES:
Capital expenditures	(67,106)	(47,218)
Proceeds from the sale of property and equipment	233	—
Purchases of marketable securities	(13,461)	(21,306)
Proceeds from redemptions of marketable securities	13,551	3,500

NET CASH USED IN INVESTING ACTIVITIES	(66,783)	(65,024)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(6,500)	(5,906)
Proceeds from borrowings	18,208	—
Financing fees	—	(103)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,708	(6,009)

NET INCREASE (DECREASE) IN CASH	(28,351)	5,646

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,473	38,749

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,122	$44,395

SUPPLEMENTAL CASH FLOW INFORMATION:
Accrued aircraft modification expenditures	$12,359	$3,120

Interest paid, net of amount capitalized	$8,048	$6,453

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month and nine month periods ended September 30, 2006 and 2005

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

Revenue Recognition

The Company derives primarily all of its revenues from an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub services agreement (“Hub Services agreement”) with DHL Network Operations (USA), Inc. (“DHL”). Revenues from DHL are determined based on the expenses incurred during a reporting period. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to DHL, certain ramp and facility rent and landing fees, incurred under the two commercial agreements are reimbursed and included in revenues without mark-up. For the month of April 2006, no mark-up was recorded on the over-the-road truck line-haul network while those operations were transitioned to DHL. Beginning May 1, 2006, the Company no longer operated the line-haul network for DHL.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement and 2.10% under the Hub Services agreement), as determined from the achievement of cost and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost goals and annual service goals specified in each of the two agreements. At the end of each quarter, the Company measures the achievement of quarterly goals and records any incremental revenues earned by achieving the goals during the quarter. In a similar way, the Company measures annual goals and records incremental revenues at the end of its fiscal year.

In August 2005, the Hub Services agreement was amended to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of the Company’s revenue potential under a cost-related incentive. The amendment temporarily reduced the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that ABX could earn from cost incurred during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. In 2006, the base mark-up reverted to 1.75% and the maximum incremental mark-up from the quarterly cost-related incentives reverted to approximately 0.54%. The amendment did not change the annual cost and service-related incremental mark-up opportunities under the Hub Services agreement and did not affect the mark-up or the term of the ACMI agreement.

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

The Company’s income tax provision was completely offset by the change in the valuation allowance for the three and nine month periods ended September 30, 2006 and 2005. The deferred tax assets remain fully reserved at September 30, 2006.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s minimum pension liability, unrealized gains and losses on available-for-sale marketable securities and gains and losses associated with interest rate hedging instruments.

Cash and Cash Equivalents

The Company classifies short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

Marketable Securities

Marketable securities classified as available-for-sale are recorded at their estimated fair market values, and any unrealized gains and losses are included in accumulated other comprehensive income or loss within stockholders’ equity. Interest on marketable securities is included in interest income. Realized gains and losses of any securities sold are based on the specific identification method.

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

Property and Equipment

Property and equipment are stated at cost, net of any impairment recorded, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).” The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Accounting,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact SFAS 157 may have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to:

•	recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of pension and other post-retirement benefit plans;

•	recognize, through comprehensive income, certain changes in the funded status of a defined benefit and post-retirement plan in the year in which the changes occur;

•	measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and

•	disclose additional information.

The Company will adopt the requirement to recognize the funded status of a benefit plan and the additional disclosure requirements effective December 31, 2006. Retrospective application is not permitted. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for the Company’s year ending after December 15, 2008.

SFAS 158 requires that the defined benefit plan liabilities reflect projected pension benefit obligations, which include estimates of benefits from estimated salary increases in future years. As a result, the requirement to recognize the funded status on the balance sheet will have a material impact on the Company’s financial statements. For example, using the information disclosed as of December 31, 2005, total liabilities would have been approximately $180.8 million higher, and stockholders’

equity would have been approximately $187.2 million lower. Because our pension and other post-retirement benefit plans are dependent on future events and circumstances and actuarial calculations, the impact at the time of adoption of SFAS 158 will differ from these amounts.

The Company is currently working with its lenders to assess the impact that SFAS 158 may have on its credit agreements and obtain waivers of covenants if necessary. The Company does not anticipate any resulting impact on its borrowing capacity as a result of implementing SFAS 158.

NOTE B—TRANSACTIONS WITH DHL

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for DHL were $269.8 million and $361.0 million for the three month periods ended September 30, 2006 and 2005, respectively, and $925.4 million and $1,045.4 million for the nine month periods ended September 30, 2006 and 2005, respectively.

The Company’s balance sheets include the following balances related to operations for DHL (in thousands):

	September 30, 2006	December 31, 2005
Assets (Liabilities):
Accounts receivable	$2,136	$10,574
Excess funding and interest payable	(14,937)	(395)
Unearned revenue	(6,570)	(4,151)

Net asset (liability)	$(19,371)	$6,028

In March 2006, DHL notified the Company of its intent to reduce certain services provided under the Hub Services agreement. Specifically, since May 1, 2006, DHL is directly managing the over-the-road truck line-haul network previously managed by the Company. The Company’s earnings from line-haul operations were approximately $1.3 million in the first quarter of 2006. The Company did not realize any net earnings from the line-haul operations during the second and third quarters of 2006. Additionally, DHL plans to transition the operation of its regional hub in Allentown, Pennsylvania, from the Company’s management effective January 1, 2007. The Company’s net earnings from the Allentown operations were approximately $0.1 million and $0.3 million during three and nine month periods ended September 30, 2006.

NOTE C—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net income applicable to common stockholders	$6,574	$7,391	$21,126	$21,229

Weighted-average shares outstanding for basic earnings per share	58,270	58,270	58,270	58,270
Common equivalent shares:
Effect of stock-based compensation awards	315	52	273	118

Weighted-average shares outstanding assuming dilution	58,585	58,322	58,543	58,388

Basic earnings per share	$0.11	$0.13	$0.36	$0.36

Diluted earnings per share	$0.11	$0.13	$0.36	$0.36

NOTE D—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. Marketable securities of approximately $3.5 million at September 30, 2006 contractually mature after one year and are included in other assets within the Company’s consolidated balance sheets. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	September 30, 2006	December 31, 2005
Obligations of U.S. Government Agencies	$11,400	$12,977
Obligations of U.S. corporations	9,274	7,052

Total marketable securities	$20,674	$20,029

NOTE E—PROPERTY AND EQUIPMENT

At September 30, 2006, the Company’s operating fleet consisted of 99 aircraft, including 32 Boeing 767, six McDonnell Douglas DC-8 and 61 McDonnell Douglas DC-9 aircraft.

Property and equipment, to be held and used, consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Aircraft and flight equipment	$665,737	$601,982
Support equipment	49,644	47,136
Vehicles and other equipment	2,157	2,192
Leasehold improvements	719	147

	$718,257	$651,457
Accumulated depreciation	(293,449)	(269,812)

Property and equipment, net	$424,808	$381,645

Aircraft and flight equipment included $35.5 million for aircraft held under capitalized leases as of September 30, 2006 and December 31, 2005. Accumulated depreciation included $7.8 million as of September 30, 2006 and $5.9 million as of December 31, 2005 for capital leases.

The cost of modifying passenger aircraft to freighter aircraft configuration is capitalized as incurred. Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.7 million and $0.9 million for the nine months ended September 30, 2006 and 2005, respectively.

In November 2004, DHL notified the Company of its plans to remove aircraft from service. In conjunction with its November 2004 plan, DHL notified the Company in July 2006 that 21 specific aircraft (eleven DC-9s and ten DC-8s) would be released from dedicated service for DHL in August 2006. Several of these aircraft had previously been placed in back-up status since September of 2005, when DHL consolidated its air hub operations from Cincinnati into its main, ABX-managed hub in Wilmington, Ohio, eliminating redundant air routes. The August 2006 reduction of 21 aircraft brought to 28 (fourteen DC-8s and fourteen DC-9s) the total number of aircraft released from service under the ACMI agreement since November 2004. DHL is continuing to fund depreciation for eight of the DC-9s that are being removed through their remaining depreciable lives in August 2010. The Company will use the engines on these eight DC-9 aircraft to support the remaining 59 DC-9 aircraft that the Company has in service to DHL.

Under the contract with DHL, the Company had the option to put each of the other ten DC-8s and three DC-9s to DHL at the lower of their fair value or net book value. After having the aircraft appraised, management believes it can realize a higher value by selling the aircraft to part dealers or, in some cases, operating the aircraft for other customers. As of September 30, 2006, eleven aircraft, previously in service to DHL, are held for sale, while five aircraft formerly under contract to DHL are available for non-DHL charter/ACMI operations. Aircraft for sale at September 30, 2006 consisted of eight DC-8 and three DC-9 aircraft.

The removal of aircraft from service to DHL constituted an event requiring the Company to evaluate the recoverability of the carrying value of those aircraft removed from the ACMI agreement. In accordance with SFAS 144, ABX recorded an impairment charge of $0.3 million during the three months ended September 30, 2006 for the excess of the carrying value of the aircraft over their fair value less cost to sell. The charge is reflected in other operating expenses on the statement of operations and is reflected in the DHL reportable segment.

NOTE F—LONG TERM DEBT AND CREDIT FACILITY

Long-term debt consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Promissory note due to DHL	$92,276	$92,276
Capital lease obligations	75,189	80,908
Aircraft loan	17,427	—

Total long-term obligations	184,892	173,184
Less: current portion	(10,186)	(8,612)

Total long-term obligations, net	$174,706	$164,572

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations include five Boeing 767 aircraft and consist of two different leases, both expiring in 2011 with options to renew for six additional years. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (7.9375% at September 30, 2006). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. The interest expense related to the capitalized aircraft lease obligations is reimbursable with mark-up under the ACMI agreement with DHL. The aircraft loan is collateralized by an aircraft and is due in 2016 and bears interest at 7.07% per annum payable monthly.

The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one-, two- or three-month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of September 30, 2006, the unused credit facility totaled $35.2 million, net of outstanding letters of credit of $9.8 million. There were no borrowings outstanding under the Credit Agreement as of September 30, 2006.

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

Commitments

In 2005, the Company reached an agreement with Delta Air Lines, Inc. (“Delta”) committing the Company to purchase twelve Boeing 767 aircraft from Delta through 2008. The Company contracted with an aircraft maintenance and modification provider to convert these aircraft from passenger to standard freighter configuration. Of these twelve aircraft, three have been deployed in the Company’s non-DHL operations as of September 30, 2006. Based on the most current projections, the Company is planning to deploy one more former Delta aircraft late in the fourth quarter of 2006 and eight additional aircraft during the next two years. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $139.6 million as of September 30, 2006. Payments by period are estimated below (in thousands):

	Remainder of 2006	2007	2008	Total
Aircraft and modification commitments	$29,348	$85,729	$24,513	$139,590

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

(b) ALPA Lawsuit

On August 25, 2003, the Company intervened in a lawsuit filed in the U.S. District Court for the Southern District of New York by DHL Holdings and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DHL Holdings to direct its subsidiary, Airborne Inc., now DHL Network Operations (USA), Inc., to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having DHL’s freight currently being flown by ABX transferred to Astar.

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

In October of 2005, the DOJ notified the Company that the Company and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. The Company cooperated fully with the investigation. In June 2006, a non-senior management employee of the Company entered a plea to a misdemeanor related to this matter. On July 25, 2006, a federal grand jury indictment was unsealed, charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. On September 27, 2006, each of the defendants entered guilty pleas in U.S. district court and are currently scheduled to be sentenced on January 30, 2007. No proceedings have been initiated against the Company. The Company believes it has adequately reserved for potential losses stemming from this matter. In the event proceedings were initiated against the Company that resulted in an adverse finding, the Company could be subjected to a financial penalty that is materially greater than the amount we have accrued and restrictions on our ability to engage in business with agencies of the U.S. Government.

NOTE H—COMPONENTS OF NET PERIODIC BENEFIT COST

The Company sponsors a qualified defined benefit pension plan for its flight crewmembers and a qualified defined benefit pension plan for its other employees that meet minimum eligibility requirements. The Company also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. The Company sponsors a post-retirement healthcare plan, which is unfunded.

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

The Company’s net periodic benefit cost for its qualified defined benefit pensions and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Post-retirement Healthcare Plans		Pension Plans		Post-retirement Healthcare Plans
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$9,540	$7,455	$602	$498	$28,620	$22,365	$1,806	$1,494
Interest cost	7,505	5,851	480	395	22,515	17,553	1,440	1,185
Expected return on plan assets	(6,305)	(5,120)	—	—	(18,915)	(15,360)	—	—
Amortization of prior service cost	1,052	928	—	4	3,156	2,784	—	12
Amortization of net loss	2,638	1,626	268	251	7,914	4,878	804	753

Net periodic benefit cost	$14,430	$10,740	$1,350	$1,148	$43,290	$32,220	$4,050	$3,444

During the three and nine month periods ended September 30, 2006, the Company paid $28.2 million and $44.5 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing an additional $9.1 million to fund its pension plans during the remainder of 2006 for a total of $53.6 million.

NOTE I—SEGMENT INFORMATION

The Company operates in two reportable segments. The air cargo transportation, logistics and package handling services provided to DHL under the ACMI and Hub Services agreements are aggregated below as “DHL” (see Note A). The ACMI and charter services that the Company provides to customers other than DHL are referred to as “Charter” below. The Company’s other activities, which include contracts with the U.S. Postal Service and aircraft parts sales and maintenance services, do not constitute reportable segments and are combined in “All other” with interest income below (in thousands):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Revenues:
DHL	$269,774	$360,967	$925,435	$1,045,358
Charter	6,587	4,060	15,838	9,414
All other	4,987	4,894	12,818	12,980

Total	$281,348	$369,921	$954,091	$1,067,752

Depreciation Expense:
DHL	$10,319	$8,804	$29,686	$26,343
Charter	715	1,058	2,559	2,187
All other	68	33	143	87

Total	$11,102	$9,895	$32,388	$28,617

Earnings:
DHL	$3,595	$5,203	$12,487	$15,395
Charter	834	490	1,780	633
All other	2,145	1,698	6,859	5,201

Total	$6,574	$7,391	$21,126	$21,229

	September 30, 2006	December 31, 2005
Assets:
DHL	$374,095	$368,733
Charter	87,438	62,392
All other	63,957	84,918

Total	$525,490	$516,043

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

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Number of Shares	Weighted average grant-date fair value	Number of Shares	Weighted average grant-date fair value
Outstanding at beginning of period	264,600	$8.33	—	$—
Granted	332,400	6.61	264,600	8.33
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding at end of period	597,000	$7.37	264,600	$8.33

Vested	49,600	$7.44

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

For the nine month periods ended September 30, 2006 and 2005, the Company recorded expense of $1.3 million and $0.3 million for stock incentive awards, respectively. At September 30, 2006, there was $2.8 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.6 years. As of September 30, 2006, awards totaling 597,000 had been granted and were outstanding. None of the awards were convertible, and none of the restricted stock had vested as of September 30, 2006. These awards could result in a maximum number of 736,250 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2008.

NOTE K—DERIVATIVE INSTRUMENTS

The Company anticipates that it may execute financing transactions for seven of the former Delta aircraft it is committed to purchase and modify through 2008. Under the anticipated financing transactions, the Company would finance approximately $17.0 million of each modified aircraft’s value under a fixed interest rate loan based on interest rates of ten-year U.S. Treasury Notes. To reduce its exposure to rising interest rates before the financing transactions are executed, the Company entered into forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. The value of the treasury locks are also based on the ten-year U.S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated loan transactions. The treasury locks are with major U.S. financial institutions and will settle in cash at the time each expires. The treasury locks are timed to expire between December 2006 and June 2007, near the forecasted execution dates of the anticipated financing transactions.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for the treasury locks as cash flow hedges. The treasury locks were evaluated and deemed to be highly effective as hedges at their inception and at September 30, 2006. The Company records unrealized gains or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses are recognized into earnings over the terms of the forecasted loan transactions. During the three and nine month periods ended September 30, 2006, any amounts of hedge ineffectiveness were not material.

The table below provides information about outstanding treasury lock instruments at September 30, 2006 (in thousands):

Expire	Notional Amount	Stated interest rate	Market value (liability)
2006	$12,000	4.670%	$(53)
2007	12,000	4.750%	(116)
2007	12,000	4.750%	(114)

	$36,000		$(283)

NOTE L—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Net income	$6,574	$7,391	$21,126	$21,229
Other comprehensive income
Unrealized gain (loss) on marketable securities	58	(30)	38	(30)
Unrealized gain (loss) on hedge derivatives	(1,585)	—	442	—
Less: Reclassification of hedging gain realized in net income	(7)	—	(7)	—

Other comprehensive income (loss)	(1,534)	(30)	473	(30)

Comprehensive income	$5,040	$7,361	$21,599	$21,199

During the next twelve months, the Company estimates that $0.1 million of gains from settled hedging instruments will be reclassified to net income.

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

BACKGROUND

ABX is an independent airline that operates an in-service fleet of nearly 100 aircraft as of September 30, 2006. We provide cargo transportation, package sorting and handling primarily within the United States. We operate a network of nineteen domestic hubs for DHL Network Operations (USA), Inc. (“DHL”). DHL is our largest customer, constituting approximately all of our revenues.

ABX operates in two reportable segments:

DHL: ABX provides services to DHL under two commercial agreements: an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to DHL on a cost-plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, and logistics services, as well as airport facilities and equipment maintenance services for DHL, also on a cost-plus pricing structure. Costs incurred under these agreements are generally marked up by 1.75% and included in revenues. Both agreements also allow ABX to earn incremental mark-up above the base 1.75% mark-up from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up. The ACMI agreement and the Hub Services agreement have initial terms of seven and four years, expiring in August 2010 and August 2007, respectively. However, DHL can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub Services agreement. Additionally, DHL can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

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

2006 Developments

DHL

We reported in November 2004 that DHL intended to remove aircraft that ABX operated under the ACMI agreement. In conjunction with its network plan, DHL notified us in July 2006 that 21 specific aircraft (eleven DC-9s and ten DC-8s) would be released from dedicated service for DHL in August 2006. Several of these aircraft had previously been placed in back-up status since September of 2005, when DHL consolidated its air hub operations from Cincinnati into its main, ABX-managed hub in Wilmington, Ohio, eliminating redundant air routes. The August 2006 reduction of 21 aircraft brings the total number of aircraft released from service under the ACMI agreement since November 2004 to 28 (fourteen DC-8s and fourteen DC-9s). DHL will continue to fully fund depreciation for eight of the DC-9s that were removed through their remaining depreciable lives in August 2010. The net book value of these eight aircraft is approximately $4.1 million. We will use the engines on these eight DC-9 aircraft to support the remaining 59 DC-9 aircraft that ABX has in service to DHL. In conjunction with DHL’s November 2004 network plan, we deployed two additional standard freighter Boeing 767 aircraft under the ACMI agreement in 2006, one in 2005 and one in 2004.

Under the ACMI agreement, ABX had the option to put each of the other ten DC-8s and three DC-9s to DHL at the lower of their fair value or net book value. After having the aircraft appraised, ABX management believes it can realize a higher value by selling the aircraft to part dealers or, in some cases, operating the aircraft for other customers. As of September 30, 2006, eleven aircraft, previously in service to DHL, are held for sale, while five aircraft formerly under contract to DHL are available for non-DHL charter/ACMI operations.

The removal of aircraft from service to DHL constituted an event requiring ABX to evaluate the recoverability of the carrying value of those aircraft removed from the ACMI agreement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” ABX recorded an impairment charge of $0.3 million during the three months ended September 30, 2006 for the excess of the carrying value of the aircraft over their fair value less cost to sell. The charge is reflected under the ACMI expenses but is not reimbursed by DHL.

As previously reported in May 2006, DHL took over responsibility for the over-the-road truck line-haul network we previously managed for DHL. Effective April 1, 2006, ABX did not earn any mark-up on line-haul expenses during the second quarter 2006 transitional period, and effective May 1, 2006, ABX no longer recorded revenues or expenses associated with over-the-road trucks. As a result, line-haul services revenue declined approximately $74.7 million and $158.8 million during the third quarter and first nine months of 2006 compared to 2005. ABX did not have any earnings from line-haul services in the second or third quarters of 2006 and earned $1.3 million during the first quarter of 2006. Earnings from line-haul services were $1.3 million and $3.6 million during the third quarter and first nine months of 2005.

Effective January 1, 2007, we will not operate or manage DHL’s Allentown hub facility. A new Allentown facility is expected to open in the first quarter of 2007 and will replace the existing facility we currently operate. The Allentown hub is the largest of DHL’s eighteen regional hubs in the United States. The Allentown hub comprised approximately $3.7 million of ABX’s revenues and less than $0.1 million of net earnings during the third quarter of 2006 and $12.0 million of ABX’s revenues and $0.3 million of net earnings during the first nine months of 2006.

In March 2006, we agreed to discuss with DHL modifications to our Hub Services agreement and our ACMI agreement to create greater risk/reward metrics for our performance under these agreements. The modifications would focus on service quality, process and performance improvements, and cost reductions. Those discussions have not yet yielded any modifications to either agreement. Additionally, DHL and ABX agreed to cost budgets for 2006 under the Hub Services agreement and the ACMI agreement. DHL agreed to additional performance incentives for 2006 beyond the existing contractual incentives in the event we achieve very significant cost reductions under our commercial agreements. Management believes achieving these additional incentives is unlikely.

Non-DHL

In 2005, we reached an agreement with Delta Air Lines, Inc. (“Delta”), committing ABX to purchase twelve additional Boeing 767 aircraft from Delta through December 2008. We contracted with an aircraft maintenance provider to modify these aircraft from passenger to freighter configurations. We believe the fuel efficiency, cubic capacity, payload and operating cost of the Boeing 767 make it a desirable freighter aircraft in the domestic, Atlantic and other medium-range international air cargo markets (less than 3,000 nautical miles). While some of these former Delta aircraft may be contracted to DHL after the modifications are complete, interest from non-DHL customers is currently strong.

Of these twelve Boeing 767 aircraft, three were deployed in our non-DHL charter operations through September of 2006, replacing two freighter aircraft that were subsequently redeployed into the DHL network. Based on the most current projections, we are planning to deploy one more former Delta aircraft late in the last quarter of 2006 and eight additional aircraft during the next two years. In addition to these Boeing 767 aircraft, we have two DC-8 aircraft in standard cargo configuration, one DC-8 aircraft in non-standard cargo configuration and two DC-9 aircraft in non-standard cargo configuration that are available for service.

During the third quarter of 2006, ABX was awarded contracts to manage USPS mail sort centers in Dallas, Texas and Memphis, Tennessee. Each of these facilities began operations in September 2006. ABX was also awarded a renewal of a USPS sort center in Indianapolis, Indiana that we have operated since 2004. Under each of these contracts, we are compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. Each of the contracts has a four-year term with extensions at the discretion of the USPS.

RESULTS OF OPERATIONS

For the third quarter of 2006, net earnings were $6.6 million compared to net earnings of $7.4 million for the third quarter of 2005. The decline in earnings for the third quarter of 2006 was primarily a result of transitioning line-haul operations to DHL during the second quarter of 2006. Additionally, the third quarter results of 2006 included a non-reimbursable impairment charge of $0.3 million as a result of removing aircraft from the ACMI agreement with DHL. The decline of earnings in the third quarter of 2006 was partially offset by improved results from our non-DHL charter operations and increased interest income.

Total revenues decreased $88.6 million, or 23.9%, to $281.3 million for the third quarter of 2006 compared to the third quarter of 2005. The decline was primarily due to the loss of revenues beginning in May 2006 associated with the DHL over-the-road truck line-haul network, which declined $74.7 million compared to the third quarter of 2005. Revenues associated with the ACMI agreement declined approximately $10.6 million in the third quarter of 2006 compared to 2005. The decline reflects the contracted air charters that were transitioned to DHL’s management during the third quarter of 2005 and lower expenses due to fewer hours flown since the implementation of an integrated flight schedule in conjunction with the DHL hub consolidation in September 2005. Revenues during the third quarter of 2006 were positively impacted compared to 2005 by increased non-DHL charter flight hours.

For the first nine months of 2006, we had net earnings of $21.1 million compared to net earnings of $21.2 million for the first nine months of 2005. Decreased earnings, primarily due to the transition of line-haul services to DHL, were nearly offset by increased non-DHL ACMI/charters and improved interest income. Total revenues decreased 10.6% to $954.1 million compared to the first nine months of 2005. Lower revenues from DHL, which declined 11.5%, were partially offset by increased non-DHL charter revenues, which grew 68.2% compared to the first nine months of 2005.

Under the ACMI and Hub Services agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $0.8 million and $1.2 million of incremental mark-up under the two DHL agreements during the third quarter of 2006 and 2005, respectively. The decrease is primarily due to the lower level of cost subject to mark-up compared to the third quarter of 2005. We earned $3.0 million and $2.4 million of incremental mark-up under the two DHL agreements during the first nine months of 2006 and 2005, respectively. The improved incremental mark-up for the first nine months of 2006 under the ACMI agreement resulted from flying greater than budgeted aircraft hours during the periods, while incurring lower than budgeted aircraft maintenance expenses. The higher incremental mark-up under the Hub Services agreement was a result of processing more pieces than budgeted while minimizing additional cost during the first quarter of 2006.

The two commercial agreements with DHL allow us to earn additional cost-related and service mark-up revenues based on our performance against annual goals, in addition to quarterly cost-related mark-up. No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the third quarter or first nine months of 2006 and 2005. Any revenue earned through the achievement of annual goals is recorded in the fourth quarter. Based on cost-related performance through September 30, 2006, we are on pace to achieve 100% of the additional mark-up which is approximately 0.81% of the ACMI expenses subject to mark-up. Based on service-related performance through September 30, 2006 we are on pace to achieve an additional annual mark-up of 0.20% of ACMI expenses and 0.47% of hub services expenses subject to mark-up. We would not earn an additional annual mark-up under the Hub Services agreement for cost-related performance based on results through September 30, 2006. By comparison, in the fourth quarter of 2005, we earned 100% of the annual cost-related mark-up from the ACMI agreement, and we earned an annual mark-up for service performance equal to 0.15% of ACMI expense subject to mark-up. We did not earn any annual incremental mark-up under the Hub Services agreement in 2005. Actual cost savings and service performance for the first nine months of 2006 are not necessarily indicative of full-year performance, and results during the last three months of 2006 may improve upon, or detract from, performance through September 30, 2006.

During the third quarter and first nine months of 2006, our expenses for the DHL segment included approximately $0.6 million and $2.1 million, respectively, for costs, allocations and administrative expenses that are not reimbursable under the two DHL agreements. Our expenses for DHL that are reimbursed without mark-up decreased $6.4 million for the third quarter compared to the same 2005 period due primarily to the transition of line-haul to DHL in the second quarter of 2006. For the first nine months of 2006, our expenses for DHL that are reimbursed without mark-up increased by $14.5 million compared to the same 2005 period. This increase in expenses and corresponding increase in reimbursable-only revenues was primarily a result of having no mark-up on line-haul expenses in the second quarter of 2006 and increased aviation fuel prices in 2006 compared to 2005.

Non-DHL charter revenues grew 62.2% over the third quarter of 2005 to $6.6 million. For the first nine months of 2006, charter revenues grew 68.2% to $15.8 million compared to the first nine months of 2005. The growth of our non-DHL charter revenues reflects a larger customer base and improved utilization of our Boeing 767 freighter aircraft since the aircraft were placed in charter service during the second quarter of 2005. Our earnings included $0.8 million from non-DHL charter operations for the third quarter of 2006 compared to $0.5 million for the third quarter of 2005. For the first nine months of 2006 and 2005, earnings from non-DHL charter operations were $1.8 million and $0.6 million, respectively. Our non-DHL charter earnings in the first half of 2005 were hampered by low utilization and higher fixed costs while we transitioned the 767 freighters into non-DHL service.

Other non-DHL revenues increased to $5.0 million in the third quarter of 2006 compared to $4.9 million in the third quarter of 2005. For the first nine months of 2006 and 2005, other non-DHL revenues decreased to $12.8 million compared to $13.0 million. Declines in other non-DHL revenues reflect the volatility associated with aircraft modification and heavy maintenance orders.

Earnings from all other non-DHL activities declined $0.1 million during the third quarter and $0.3 million during the first nine months of 2006 compared to the corresponding periods in 2005. During the third quarter, the two new postal facilities negatively impacted our earnings by approximately $0.2 million dollars due to start-up costs.

A summary of our earnings is shown below (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues:
DHL Contracts
ACMI
Base mark-up	$109,437	$119,926	$352,520	$364,119
Incremental mark-up	621	682	2,052	1,678

Total ACMI	110,058	120,608	354,572	365,797
Hub Services
Base mark-up	80,110	153,998	309,674	433,116
Incremental mark-up	160	557	952	753

Total Hub Services	80,270	154,555	310,626	433,869
Other Reimbursable	79,446	85,804	260,237	245,692

Total DHL	269,774	360,967	925,435	1,045,358
Charter	6,587	4,060	15,838	9,414
All Other	4,987	4,894	12,818	12,980

Total Revenues	$281,348	$369,921	$954,091	$1,067,752

Expenses
DHL Contracts
ACMI	$107,984	$117,864	$347,201	$357,857
Hub Services	78,749	152,096	305,510	426,414
Other Reimbursable	79,446	85,804	260,237	245,692

Total DHL	266,179	355,764	912,948	1,029,963
Charter	5,753	3,570	14,058	8,781
All Other	4,076	3,890	9,479	9,328

Total Expenses	$276,008	$363,224	$936,485	$1,048,072

Earnings
DHL Contracts
ACMI	$2,074	$2,744	$7,371	$7,940
Hub Services	1,521	2,459	5,116	7,455
Other Reimbursable	—	—	—	—

Total DHL	3,595	5,203	12,487	15,395
Charter	834	490	1,780	633
All Other	911	1,004	3,339	3,652
Interest Income	1,234	694	3,520	1,549

Total Earnings	$6,574	$7,391	$21,126	$21,229

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

Salaries, wages and benefits expense decreased 3.4% and increased 5.8% during the third quarter and first nine months of 2006, respectively, as compared to the corresponding periods of 2005. During the third quarter of 2006, we were able to reduce the higher level of sort labor that was added to consolidate DHL’s Cincinnati hub with its central hub in Wilmington and to operate DHL’s expanded ground network since the hub integration project in September 2005.

Purchased line-haul expense decreased 97.6% and 62.5% during the three and nine month periods ended September 30, 2006, respectively, compared to the corresponding periods in 2005. The decline is a result of transferring the over-the-road truck line-haul network to DHL in May 2006. Additionally, for the third quarter and first nine months of 2005, this expense category included $3.9 million and $15.0 million for charter aircraft contracted by ABX for DHL. The administration of these flights and their related costs were transitioned to DHL during the third quarter of 2005.

Fuel expense increased 3.2% and 5.8% during the three and nine month periods ended September 30, 2006, respectively, compared to the corresponding periods in 2005. The increase was driven by higher market prices for aviation fuel. The average aviation fuel price was $2.30 and $1.95 per gallon in the third quarter of 2006 and 2005, respectively. Our consumption of aviation fuel during the third quarter and first nine months of 2006 declined compared to 2005 in conjunction with the removal of aircraft and flight reductions implemented by DHL since the implementation of an integrated flight schedule in September 2005.

Maintenance, materials and repairs decreased 23.8% and 5.4% during the three and nine month periods ended September 30, 2006, compared to the corresponding periods in 2005. Our aircraft engine maintenance expenses have declined in conjunction with the lower level of flight hours for DHL since the September 2005 hub consolidation. Our aircraft maintenance expenses fluctuate due to the timing of scheduled heavy maintenance work for aircraft. Our policy is to expense these costs as we incur them. During the third quarter of 2006, we processed eight heavy maintenance checks compared to sixteen checks in the third quarter of 2005. During the first nine months of 2006, 46 heavy maintenance checks were performed, compared to 51 checks in the first nine months of 2005.

Depreciation and amortization expense increased 11.3% and 12.0% during the three and nine month periods ended September 30, 2006, respectively, compared to the corresponding periods in 2005. The increase is primarily a result of four additional Boeing 767 aircraft that we placed in service since September of 2005.

Landing and ramp expense decreased 19.1% and 16.0% during the three and nine month periods ended September 30, 2006, compared to the corresponding periods in 2005. The reduction reflects lower deicing costs due to a milder winter in 2006 and a lower level of landing fees as a result of scheduled flight reductions in conjunction with the DHL hub consolidation in September 2005.

Rent expense remained the same for the three month period ended September 30, 2006 and increased $0.7 million during the nine month period ended September 30, 2006, compared to the corresponding periods in 2005, primarily due to equipment rentals in support of the consolidated Wilmington hub and expanded regional hubs since September 2005.

Other operating expenses include the impairment charge, travel, professional fees, insurance, utilities and cost of parts sold to non-DHL customers. Other operating expenses decreased by $1.2 million and $2.0 million in the third quarter and first nine months of 2006 compared to the corresponding periods in 2005. During the third quarter of 2005, our expenses included significant costs associated with DHL’s hub integration project and bad debt expenses associated with airline bankruptcy filings. Additionally, the expense decrease reflects the reduction in non-DHL aircraft maintenance orders during the first half of 2006 compared to 2005.

Our interest expense for the third quarter of 2006 remained the same at $2.8 million compared to the third quarter of 2005. Our interest expense for the first nine months of 2006 increased $0.4 million to $8.4 million compared to the first nine months of 2005. The increase in interest expense in 2006 is a result of lower capitalized interest cost during the first nine months of 2006 compared to the first nine months of 2005.

Interest income increased by $0.5 million and $2.0 million during the third quarter and first nine months of 2006, respectively, compared to the corresponding periods of 2005, due to holding a higher level of cash and cash equivalent balances compared to 2005 and by achieving higher yields.

ABX did not record an income tax expense in 2006 or 2005 because the tax provision was offset by the tax benefit from the reduction in the deferred tax asset valuation allowance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash requirements

In 2005, we reached an agreement with Delta, committing ABX to purchase twelve additional Boeing 767 aircraft from Delta through December 2008. We contracted with an aircraft maintenance provider to modify these aircraft from passenger to standard freighter configurations. Of these twelve aircraft, three were deployed in our non-DHL charter operations through September of 2006. Two of these aircraft were funded with our cash and one was financed with an aircraft loan. Based on the most current projections, we are planning to deploy one more former Delta aircraft late in the fourth quarter of 2006 and eight additional aircraft during the next two years. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $139.6 million as of September 30, 2006. Payments by period are estimated below (in thousands):

	Remainder of 2006	2007	2008	Total
Aircraft and anticipated modification commitments	$29,348	$85,729	$24,513	$139,590

We plan to finance the cost of modifying the aircraft with existing cash and contractor-provided financing during the modification period. Upon completion of the modification, we anticipate seven more aircraft will be financed through a syndication process being arranged by our lead bank. The estimates above do not reflect anticipated cash flows from financing transactions. Our future operating results will be affected by the interest rates and other terms and conditions of the new borrowings or leases.

We estimate that contributions to our qualified defined benefit pension plans will be $9.1 million for the remainder of 2006 and total $53.6 million for the year. We estimate our total pension expense, which is reimbursable under the two DHL agreements, will be $14.4 million for the remainder of 2006 for all pension plans, totaling $57.7 million for the year.

Cash flows

Operating cash flows were $26.7 million and $76.7 million in the first nine months of 2006 and 2005, respectively. Net operating cash flows declined primarily to pay vendors for accrued charges from 2005. The decline in operating cash flows reflects the lower level of line-haul and contracted labor expenses during 2006 compared to 2005. Additionally, during the first half of 2005, ABX collected a large receivable from DHL associated with 2004 revenues.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $67.1 million in the first nine months of 2006 compared to $47.2 million in the first nine months of 2005. Our capital expenditures in the first nine months of 2006 included the acquisitions of five Boeing 767 aircraft from Delta and cargo modification costs for a sixth aircraft purchased in 2005. In the first nine months of 2005, our capital expenditures were primarily for two Boeing 767 aircraft that were undergoing freighter modification at that time. The level of capital spending for all of 2006 is anticipated to be approximately $115.0 million compared to $60.7 million in 2005. We plan additional borrowings of approximately $17.0 million in late 2006 to finance one more of the former Delta aircraft.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $41.1 million of cash balances and $20.7 million of marketable securities. DHL guarantees our financing obligations for three in-service Boeing 767 aircraft. The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of September 30, 2006, the unused credit facility totaled $35.2 million, net of outstanding letters of credit of $9.8 million.

We believe that our current cash balances and forecasted cash flows provided by the commercial agreements with DHL, combined with our credit facility and anticipated financing for aircraft acquisitions, will be sufficient to fund our planned operations and capital expenditures for 2006.

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

In August 2005, the Hub Services agreement was amended to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of the Company’s revenue potential under a cost-related incentive. The amendment temporarily reduced the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that ABX could earn from cost incurred during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. In 2006, the base mark-up reverted to 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive reverted to approximately 0.54%. The amendment did not change the annual cost and service-related incremental mark-up opportunities under the Hub Services agreement and did not affect the mark-up or the term of the ACMI agreement.

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

Income Tax

We continue to fully reserve the net deferred tax assets as of September 30, 2006. The realization of deferred tax assets, including net operating loss carryforwards (“NOL CFs”), depends on the existence of sufficient taxable income within the applicable carryback or carryforward periods. After considering both positive and negative evidence of sources of future taxable income, ABX continues to maintain a full valuation allowance against its deferred tax assets, including NOL CFs, due to the likelihood that the deferred tax assets will not be realized. While ABX has had positive pre-tax income since its separation from Airborne, Inc., excluding the 2003 impairment charge, it also has accumulated significant taxable losses during the post-separation period, primarily due to temporary differences in depreciating its aircraft fleet. These historical taxable losses and near-term projected taxable losses weighed significantly in the overall assessment. Also, in considering possible sources of taxable income in assessing the realization of the deferred tax assets, ABX has not relied upon future taxable income from the DHL contracts beyond the contract termination dates. The results of operations might be favorably impacted in the future by reversals of the valuation allowances if ABX is able to demonstrate positive evidence, such as contract renewals or extensions, that indicate the deferred tax assets will be realized.

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

Our market risk related to debt and marketable securities did not materially change since December 31, 2005 except for a new fixed interest rate aircraft loan described in Note F.

We anticipate that ABX will execute financing transactions for seven of the remaining aircraft we are committed to modify and place in service through 2008. The financing transactions are expected to be fixed interest rate aircraft loans based on ten-year U.S. Treasury Notes. To reduce our exposure to rising interest rates before the financing transactions are executed, we entered into forward treasury lock agreements (“treasury locks”) for five of the aircraft during the first quarter of 2006. The value of the treasury locks are also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The treasury locks are with major U.S. financial institutions and will settle in cash at the time each expires. Three remaining treasury locks are timed to expire between December 2006 and June 2007, near the forecasted execution dates of the anticipated financing transactions. See Note K for a table of treasury lock values and discussion of our accounting treatment for these hedging transactions.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer and Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in ABX’s internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, ABX’s internal control over financial reporting.

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

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. ABX cooperated fully with the investigation. In June 2006, a non senior management employee of the Company entered a plea to a misdemeanor related to this matter. On July 25, 2006, a federal grand jury indictment was unsealed charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. On September 27, 2006, each of the defendants entered guilty pleas in U.S. district court and are currently scheduled to be sentenced on January 30, 2007. No proceedings have been initiated against ABX. Please see Note G to the consolidated financial statements of this report for additional information.

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

Item 6. Exhibits.

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ABX Air, Inc., dated May 9, 2006[2].

3.2	Amended and Restated Certificate of Incorporation of ABX Air, Inc., dated August 15, 2003[2].

10.1	Agreement with DHL dated March 15, 2006[1].

10.2	Letter from DHL dated July 19, 2006, notifying ABX Air, Inc. of a change to the scope of services under the ACMI agreement[2].

10.3	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc., filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC., a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: November 9, 2006

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: November 9, 2006