Form 10-K
period 2006-12-31
ABX AIR INC
filed 2007-03-16
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-50368

ABX AIR, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1091619
(State of Incorporation)	(I.R.S. Employer Identification No.)

145 Hunter Drive, Wilmington, OH 45177

(Address of principal executive offices)

937-382-5591

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 per share

(Title of class)

Name of each exchange on which registered: NASDAQ Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Title of class: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $349,358,619.

As of March 16, 2007, 58,683,500 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 9, 2007 are incorporated by reference into Part III.

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

Filings with the Securities and Exchange Commission

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding ABX Air at www.sec.gov. Additionally, our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com as soon as reasonably practicable after filing with the SEC.

ABX AIR, INC. AND SUBSIDIARIES

2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Background

ABX Air, Inc. (“ABX” or “the Company”) is a cargo airline providing transportation through a fleet of Boeing 767, McDonnell Douglas DC-9 (“DC-9”) and McDonnell Douglas DC-8 (“DC-8”) aircraft. We complement our air transport capabilities with package handling and warehousing services. We employ approximately 6,100 full-time employees and 3,600 part-time employees. We operate primarily in the United States but have the authority to fly worldwide. Our headquarters, principal airline hub and largest package sorting operations are located in Wilmington, Ohio.

ABX was formed as a Delaware corporation in 1980. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne in conjunction with a merger agreement between Airborne and DHL Holdings (USA), Inc., (“DHL”) a wholly-owned subsidiary of DHL Worldwide Express, B.V. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. ABX became an independent publicly traded company, and Airborne was subsequently merged into DHL.

DHL is our largest customer, constituting substantially all of our revenues in recent years. We manage a network of eighteen hubs for DHL, providing package sorting and handling. We process shipments ranging from individual letters to shipper-packaged pallets of electronic equipment, retail catalogs, movies and pharmaceuticals. Using our aircraft, we assist DHL in providing domestic express delivery services for cargo typically requiring next day delivery. We also offer ACMI (aircraft, crew, maintenance and insurance) and full service charters to freight forwarders, airlines and other major shippers. Additionally, we operate three sorting facilities for the United States Postal Service (“USPS”). We sell aircraft parts, provide maintenance and repair services for airframes and aircraft components and conduct flight-training services for customers. We operate in two reportable segments: DHL and Non-DHL ACMI/Charters. (Financial information about our reportable segments is presented in Note N to the accompanying consolidated financial statements.)

Business with DHL

ABX and DHL operate under two commercial agreements. The aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub services agreement (“Hub Services agreement”) became effective August 16, 2003, in conjunction with Airborne merging with DHL. Under these agreements, we provide services to DHL on a cost-plus basis. We assist DHL in providing domestic express and deferred delivery services to its customers. DHL’s express delivery services include its Next Day Service and DHL 2nd Day Service. Next Day Service packages are primarily transported by our fleet of aircraft and sorted through our nightly hub operations. 2nd Day and DHL’s other deferred delivery services, which include DHL@Home and DHL Ground Service, are primarily transported by contracted trucks and sorted through our Wilmington daytime sort and regional hub operations.

We operate and maintain DHL’s primary U.S. hub facility located in Wilmington, Ohio. The Wilmington facility handles approximately one million pieces during nightly sort operations each weekday. In addition to the sort facility in Wilmington, we operate seventeen regional hubs on behalf of DHL. These regional hub facilities primarily sort shipments originating and having a destination within approximately 250 miles. We also conduct daytime sort operations in Wilmington that process deferred delivery shipments. The day sort generally receives shipments through a combination of aircraft and trucks originating from regional hubs, DHL station facilities or customer sites. The night sort and day sort operations at Wilmington handle approximately 50% of the total system-wide shipment weight, while the regional hubs handle the remaining 50%.

The seventeen regional hubs are located near Atlanta, Georgia; Baton Rouge, Louisiana; Chehalis, Washington; Kansas City, Missouri; Denver, Colorado; Erie, Pennsylvania; Fresno, California; Memphis, Tennessee; Minneapolis, Minnesota; Orlando, Florida; Phoenix, Arizona; Providence, Rhode Island; Roanoke, Virginia; Salt Lake City, Utah; Riverside, California; South Bend, Indiana; and Waco, Texas.

ACMI Agreement

Air cargo transportation services are provided to DHL under the ACMI agreement on a cost-plus pricing structure. Costs incurred under the ACMI agreement are generally marked-up 1.75% and recorded in revenues. Certain costs which are reimbursed by DHL, the most significant of which include fuel, rent, interest on a promissory note to DHL, ramp fees and landing fees incurred under the ACMI agreement, are recorded in revenues without mark-up. By achieving certain cost-related and service goals specified in the agreement, the mark-up can increase from a base of 1.75% up to approximately 3.35%.

The initial term of the ACMI agreement expires August 15, 2010 and automatically renews for an additional three years unless a one-year notice of non-renewal is given. DHL may terminate the ACMI agreement if, after a cure period, ABX is not in compliance with applicable performance standards specified in the agreement. The agreement allows DHL to reduce the air routes that we fly or to remove aircraft from service. For any aircraft removed from service during the term of the ACMI agreement, the agreement allows us to put the aircraft to DHL, requiring DHL to buy such aircraft from us at the lesser of book value or fair market value. If our stockholders’ equity is less than or equal to $100 million at the time of sale, any amount by which the appraised fair market value is less than net book value would be applied to a promissory note we owe to DHL. However, if our stockholders’ equity is greater than $100 million, as it is at this time, any amount by which fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

Hub Services Agreement

Under the Hub Services agreement, we provide staff to conduct package sorting, warehousing, and logistics services, as well as airport, facilities and equipment maintenance services for DHL. Costs incurred under the agreements are generally marked-up 1.75% and included in revenues. By achieving certain cost and service goals specified in the agreement, the mark-up can increase from a base of 1.75% up to approximately 3.85%.

The Hub Services agreement currently expires on August 15, 2007 and thereafter automatically renews for periods of one year each unless a ninety-day notice of non-renewal is given. DHL may terminate the Hub Services agreement if, after a cure period, ABX is not in compliance with applicable performance standards specified in the agreement. DHL may also terminate the Hub Services agreement if the ACMI agreement has been terminated. The agreement allows DHL to terminate specific services after giving at least sixty days of advance notice.

DHL has reduced the scope of services provided by ABX in the last year. Since the second quarter of 2006, DHL has directly managed the truck line-haul network previously managed by ABX. On January 1, 2007, the Company transferred the operations of a regional hub in Allentown, Pennsylvania, from ABX’s management to its own management. In February 2007, DHL notified us of its plan to take over management of the regional hub operation in Riverside, California in June 2007.

ACMI and Charter Services for Customers other than DHL

We also have aircraft that are not under contract to DHL. We deploy these aircraft to provide ACMI services and fly charters for customers other than DHL. A typical ACMI contract requires ABX to supply, at a specific rate per block hour, the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. Charter agreements usually require ABX to provide full service, including fuel and other operating expenses in addition to aircraft, crew, maintenance and insurance for a fixed, all-inclusive price. Under our ACMI and charter arrangements, we have exclusive operating control of our aircraft, and our customers must typically obtain any government authorizations and permits required to service the designated routes.

Other Products and Services

U.S. Postal Service

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

Airport-to-Airport Transportation of Freight on a Space-Available Basis

Our ACMI agreement with DHL allows us, subject to certain limitations described in the ACMI agreement, to sell any aircraft space that DHL does not use to other customers. On the routes we operate for DHL, we sell airport-to-airport transportation services to freight forwarders and to the USPS.

Aircraft Maintenance and Modification Services

We operate a Federal Aviation Administration (“FAA”) certified 145 repair station. We can leverage the repair station facilities (including hangars and a component shop, which we lease) and our engineering capabilities to perform airframe and component maintenance and repair services for other airlines and maintenance repair organizations. We have developed technical expertise related to aircraft modifications as a result of our long history in aviation. We own many Supplemental Type Certificates (“STCs”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component. We market our capabilities by identifying aviation-related maintenance and modification opportunities and attempting to match them to our capabilities.

Our marketable capabilities include the installation of terrain awareness warning systems (“TAWS”), terminal collision avoidance systems (“TCAS”), reduced vertical separation minima (“RVSM”) and flat panel displays for Boeing 757 and Boeing 767 cockpits. The flat panel display updates aircraft avionics equipment and reduces maintenance costs by combining multiple display units into a single instrumentation panel. We perform heavy maintenance and airframe overhauls on DC-9 and Boeing 767 aircraft and line maintenance on DC-8, DC-9, Boeing 747 and Boeing 767 aircraft. We refurbish in-house approximately 60% of the airframe components for DC-8 and DC-9 aircraft and the wheels and brakes for DC-8, DC-9 and Boeing 767 aircraft types. We can also perform intermediate repairs on the engines for DC-8 aircraft and the engines and auxiliary power units for DC-9 aircraft. Additionally, we update aircraft manuals for customers in conjunction with the modification of aircraft from passenger to cargo configuration.

Aircraft Parts Sales and Brokerage

Our wholly-owned subsidiary, ABX Material Services, Inc., which holds a certificate relating to free trade zone rights, is an ASA (Aviation Suppliers Association) 100 Certified reseller and broker of aircraft parts. We carry an inventory of DC-8, DC-9 and Boeing 767 spare parts and also maintain inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. Our customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.

Flight Crew Training

We are FAA-certificated to offer training to customers and rent usage of our flight simulators for outside training programs. We train flight crewmembers in-house utilizing our own classroom instructors and facilities. We own four flight simulators, including one Boeing 767, one DC-8 and two DC-9 flight simulators. Our Boeing 767 and one of our DC-9 flight simulators are level C certified, which allows us to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft. Our DC-8 and the other DC-9 flight simulator are level B certified, which allows us to qualify flight crewmembers by performing a minimum number of flights in an aircraft.

Airline Operations

Aircraft

We currently utilize pre-owned Boeing 767, McDonnell Douglas DC-8 and McDonnell Douglas DC-9 aircraft. Once acquired, aircraft are modified for use in our cargo operation. As of December 31, 2006, our in-service fleet consisted of 99 aircraft, including 33 Boeing 767 aircraft, five DC-8 aircraft, and 61 DC-9 aircraft.

The majority of our aircraft are not equipped with standard cargo doors, but instead utilize the former passenger doors for the loading and unloading of freight. This reduced the cost of modifying the aircraft from passenger to cargo configuration but limits the size of the freight that can be carried onboard the aircraft and necessitates the use of specialized containers and loading equipment. The absence of a cargo door may also negatively impact the market value of the aircraft.

On December 31, 2006, we had nine Boeing 767 aircraft that were converted from passenger aircraft to a standard cargo door configuration. We are currently committed to add eight more of these Boeing 767 freighters to our fleet by the end of the first quarter of 2008. The timing of acquisitions and modification payments are described on page 30 of this report. We also have four DC-8 aircraft that are equipped with an activated standard cargo door.

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

We perform airframe heavy maintenance and modification on our DC-9 and Boeing 767 aircraft. We perform routine inspections and airframe maintenance, including Airworthiness Directives and Service Bulletin compliance on all of our aircraft. Additionally, we contract with a maintenance repair organization to perform the passenger-to freighter cargo conversions on our Boeing 767 airframes. We contract with maintenance repair organizations to perform heavy airframe maintenance on our DC-8 and Boeing 767 airframes. We also contract with maintenance repair organizations for the performance of heavy maintenance on our aircraft engines. We own a supply of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The number of spare items we maintain is based on the size of the fleet of each aircraft and engine type we operate and the reliability history of the item types.

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

Insurance

We are required by the Department of Transportation (“DOT”) to carry liability insurance on each of our aircraft. Each of our aircraft leases, loans and the ACMI agreement also require us to carry such insurance. We currently maintain public liability and property damage insurance, aircraft hull and liability insurance and war risk insurance for each of the aircraft in our fleet in amounts consistent with industry standards.

Employees

As of December 31, 2006, there were approximately 9,700 ABX employees, including 6,100 full-time employees and 3,600 part-time employees. We employ approximately 650 flight crewmembers, 1,350 aircraft maintenance technicians and flight support personnel, 3,660 sort employees at the DHL Air Park, 2,450 sort employees at the seventeen regional hubs and postal centers, 500 employees for airport and hub maintenance, 610 employees for warehousing and logistics and 470 employees for administrative functions. We also use contracted labor during business peaks, particularly during the fourth calendar quarter.

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

Labor Agreements

The International Brotherhood of Teamsters (“IBT”) is the duly designated and authorized representative of ABX’s flight crewmembers under the Railway Labor Act (“RLA”), as amended. The flight crewmembers’ contract became amendable as of July 31, 2006 and is currently under negotiation. Under the RLA, labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling-off” period before either party can resort to self-help.

Training

ABX flight crewmembers are required to be licensed in accordance with Federal Aviation Regulation (“FAR”) Part 121, with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to fly aircraft. Licenses and medical certifications are subject to recurrent requirements as set forth in the FARs to include recurrent training and minimum amounts of recent flying experience.

The FAA mandates initial and recurrent training for most flight, maintenance and engineering personnel. Mechanics and quality control inspectors must also be licensed and qualified for specific aircraft. We pay for all of the recurrent training required for our flight crewmembers and provide training for our ground service and maintenance personnel. Our training programs have received all required FAA approvals.

Industry

The scheduled delivery industry is dominated by integrated, door-to-door carriers including DHL, the USPS, FedEx Corporation and United Parcel Service, Inc. Although the volume of our DHL business is being impacted by competition among integrated carriers, we do not usually compete directly with these integrated carriers; instead, we compete for domestic cargo volume principally with other cargo airlines and passenger airlines which have substantial belly cargo capacity. Other cargo airlines include Astar Air Cargo, Inc. (“Astar”), World Air Holdings, Inc., Atlas Air, Inc., Evergreen International, Inc. and Kitty Hawk, Inc. The industry is highly competitive. At least two other cargo airlines have an ACMI agreement with DHL. The primary competitive factors in our industry are price, geographic coverage, flight frequency, reliability and capacity.

Cargo volumes within the U.S. are highly dependent on the economic conditions and the level of commercial activity. Generally, time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery. Historically, ABX and the cargo industry have experienced higher volumes during the fourth calendar quarter of each year.

Intellectual Property

We own a small number of U.S. patents that are important to our business operations and have nominal commercial value. We also own approximately 160 STCs issued by the FAA. We use these STCs mainly in support of our own fleet; however, we have marketed certain STCs to other airlines.

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

Environment

Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean-up of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up such contaminated property, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remediation or compliance costs. Under the DHL sublease, ABX and DHL are required to defend, indemnify and hold each other harmless from and against certain environmental claims associated with DHL Air Park.

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

The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Airport Noise and Capacity Act of 1990 provides that, in the case of Stage 3 aircraft (all of our operating aircraft satisfy Stage 3 noise compliance requirements), an airport operator must obtain the carriers’ consent to or the government’s approval of the rule prior to its adoption. We believe the operation of our aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, some airport authorities are considering adopting local noise regulations, and, to the extent more stringent aircraft operating regulations are adopted on a widespread basis, we may be required to spend substantial funds, make schedule changes or take other actions to comply with such local rules.

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

Department of Transportation

Although a majority of the economic regulation of domestic air transportation has been eliminated, the DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has issued to ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, and a Certificate of Public Convenience and Necessity (Route 377) to engage in scheduled foreign air cargo transportation between the U.S. and Canada. Prior to issuing such certificates, the DOT examines a company’s managerial competence, financial resources and plans, compliance, disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. By maintaining these certificates, ABX is vested with authority from the U.S. government to conduct all-cargo charter operations worldwide.

The DOT has the authority to impose civil penalties, or to modify, suspend or revoke our certificates for cause, including failure to comply with federal law or DOT regulations. A corporation holding either of such certificates must qualify as a U.S. citizen, which requires that (1) it be organized under the laws of the U.S. or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be U.S. citizens, (3) that not more than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. Neither certificate confers proprietary rights on the holder, and the DOT may impose conditions or restrictions on such certificates. We believe we possess all necessary DOT-issued certificates and authorities to conduct our current operations and continue to qualify as a U.S. citizen.

Federal Aviation Administration

The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. The FAA issues operating certificates and operations specifications to carriers that possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. ABX believes it holds all airworthiness and other FAA certificates and authorities required for the conduct of its business and the operation of its aircraft, although the FAA has the power to suspend, modify or revoke such certificates for cause, or to impose civil penalties for any failure to comply with federal law and FAA regulations.

The FAA has the authority to issue maintenance directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and the replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its DC-9, DC-8 and Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring ABX to inspect and replace aircraft components based on their age or condition. As a matter of routine, the FAA issues airworthiness directives applicable to the aircraft operated by us, and ABX complies, sometimes at considerable cost, as part of our aircraft maintenance program.

The FAA is proposing legislation that would permit the adoption of rules that would limit the number of daily airline operations to control airport and air traffic control congestion. The FAA would seek to do so by permitting airport rates and charges to be set at levels reflecting the scarcity of airspace and airside capacity. With this new authority, the FAA or airport operators may in the future seek to impose limits on the number of arrivals and departures and, were they to do so, ABX may incur higher airport fees and charges as a result. Currently, ABX has all of the necessary airport operator permission to operate at each of the airports we serve.

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

Other Regulations

We believe our current operations are substantially in compliance with the numerous regulations to which our business is subject; however, various regulatory authorities have jurisdiction over significant aspects of our business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material adverse effect on operations. In addition to the above, other laws and regulations to which we are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

•

ABX’s labor relations are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements;

•	The Federal Communications Commission regulates ABX’s use of radio facilities pursuant to the Federal Communications Act of 1934, as amended;

•	U.S. Customs and Border Protection inspects cargo imported from ABX’s international operations;

•	ABX must comply with U.S. Citizenship and Immigration Services regulations regarding the citizenship of its employees;

•	U.S. Customs and Border Protection inspects animals, plants and produce imported from ABX’s international destinations; and

•	ABX must comply with wage, work conditions and other regulations of the Department of Labor regarding its employees.

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

We rely on DHL for substantially all of our revenue and the majority of our operating cash flows. DHL could reduce the scope of service provided by ABX.

DHL has placed increasing pressure on its vendors and services providers, including ABX, to reduce costs, improve productivity and stem its operating losses in the U.S. DHL competes in the U.S. against FedEx Corporation and United Parcel Services, Inc., each of which has significant resources, market penetration and brand recognition. ABX may experience declines in its revenues and operating cash flows if volume reductions are experienced by DHL.

DHL can, after a contractual advance-notice period, reduce the scope of services that ABX provides under the ACMI or Hub Services agreements. For example, DHL can reduce the number of aircraft or the number of routes that we fly, or DHL can transfer the management of any or all of the hubs that we operate. Since 2003, DHL has assumed administration of charters for tertiary markets that ABX previously contracted from other airlines, transferred the international gateway operations from ABX, removed 28 ABX aircraft from service under the ACMI agreement, transferred the management of the line-haul network and transferred the management of the Allentown, Pennsylvania regional hub from ABX. Additionally, in February 2007, DHL notified ABX that it intends to assume management of the Riverside, California regional hub in June of 2007.

The term of the Hub Services agreement expires on August 15, 2007. The term will automatically renew for an additional year unless either party gives notice of termination on or before May 17, 2007. Termination of the Hub Services agreement would adversely impact our business, resulting in a significant decline in our revenues and earnings. As a condition to renewal, DHL may seek to negotiate new terms, possibly creating greater risk/reward opportunities related to the Company’s performance and cost controls or a reduction in the scope of services ABX provides to DHL.

We have a credit facility and other debt agreements that subjects ABX to covenants and stipulates events of default. The removal of services from the ACMI or Hub Services agreement could trigger a covenant violation or result in a condition of default that could limit our use of the credit arrangements.

Certain terms of the ACMI agreement and Hub Services agreement with DHL may adversely affect ABX’s operating results.

Under the ACMI agreement and Hub Services agreement, if we do not meet certain performance standards, after a cure period, DHL may terminate the ACMI agreement and Hub Services agreement prior to the end of their respective terms. A recurring work slowdown or strike by one or more groups of employees, such as our mechanics, sorters or flight crews, could adversely impact our operating performance. These events could result in reductions by DHL to the scope of services we provide under the DHL agreements, leading to the termination of those agreements.

Although the ACMI agreement and Hub Services agreement with DHL are structured as cost-plus arrangements, the costs for which we can be reimbursed are subject to certain limitations. For instance, labor rate increases are capped at predetermined levels and certain other costs are non-reimbursable. DHL can dispute whether expenses we have incurred are reimbursable under the agreements. The agreements give DHL the right to audit our expenses. Further, the agreements stipulate dispute and arbitration procedures. If labor costs sharply increase or we incur excessive non-reimbursable costs, there can be no assurance that the revenues from these agreements will generate sufficient income to recover our costs.

For the purposes of internal reporting, ABX does not allocate overhead costs that are reimbursed by DHL to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities. The 10% threshold may be reached through a combination of decreased DHL revenues and increased non-DHL revenues. After the 10% threshold is reached, a portion of our overhead expenses may be allocated to non-DHL activities and not subject to reimbursement under the DHL agreements.

The ACMI agreement with DHL may limit our ability to provide services to third parties.

The ACMI agreement limits our ability to use the aircraft designated for use under the ACMI agreement to perform services for parties other than DHL by permitting such use only if (1) it does not interfere in any material respect with ABX’s performance of ACMI services for DHL, (2) ABX does not solicit DHL’s customers in competition with DHL, (3) it does not involve ABX providing air cargo transportation services to major integrated international air express delivery companies with annual revenues in excess of $5 billion (other than the USPS or any affiliate of DHL) and (4) an ABX event of default shall not have occurred and be continuing.

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

ABX has made a significant investment in Boeing 767 aircraft.

We are adding eight Boeing 767 aircraft to the ABX in-service fleet through 2008. This is in addition to four Boeing 767 aircraft that we added to our non-DHL ACMI operations in 2006. Our future operating results and financial condition will depend on our ability to successfully deploy these aircraft in operations that provide a positive return on our investment. Our success will depend, in part, on our ability to obtain and operate additional cargo volumes with customers other than DHL. To deploy our growing non-DHL fleet, we are pursuing international opportunities, including flights in Asia. Deploying aircraft in new international markets may pose additional risk, regulatory requirements and costs.

These eight aircraft will be converted from passenger configurations to standard freight configuration. We plan to finance the purchase price and the cost of modifying the aircraft with existing cash and contractor-provided financing during the modification period. Upon completion of the modification, we anticipate financing some aircraft through a syndication process being arranged by our lead bank. Currently, only the financing for one aircraft is committed, but we expect to finalize borrowing arrangements in 2007 and 2008 as needed. Our future operating results will be affected by the interest rates, limits and other terms and conditions of the new borrowings or leases. See page 30 for further discussion of these aircraft.

We may need to reduce the carrying value of our assets.

We own a significant amount of aircraft, aircraft parts and related equipment. Additionally, our balance sheet reflects assets for income tax carryforwards and other deferred tax assets. The removal of aircraft from service could require the Company to evaluate the recoverability of the carrying value of those aircraft in accordance with Statements of Financial Accounting Standard (“SFAS”) No. 144 and result in an impairment charge. At the Company’s current level of stockholders’ equity, the removal of additional aircraft from the DHL ACMI agreement could result in impairment charges for aircraft if their fair market values are less than their carrying values.

If we incur operating losses or our estimates of expected future earnings indicate a decline, it may be necessary to reassess the need for a valuation allowance for some or all of the Company’s net deferred tax assets.

If insurance coverage becomes unavailable, it would adversely affect our ability to operate.

The U.S. government has been offering war risk insurance to U.S. airlines at rates below the commercial insurance market. The U.S. government has committed to offer war risk insurance to airlines through August 31, 2007, after which it may be necessary to procure war risk insurance in the commercial market. The war risk insurance available to airlines in the commercial market may be more limited in coverage and/or may not be available on commercially reasonable terms.

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

Our operations are subject to complex aviation, transportation, environmental, labor, employment and other laws and regulations. These laws and regulations generally require us to maintain and comply with a wide variety of certificates, permits, licenses and other approvals. Our inability to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or, in the case of DOT and FAA requirements, possible suspension or revocation of our authority to conduct our operations.

All aircraft in our in-service fleet of 99 aircraft were manufactured prior to 1990. The average ages of our Boeing 767, DC-8 and DC-9 aircraft are approximately 23, 38 and 36 years, respectively. Manufacturer Service Bulletins and the FAA Airworthiness Directives issued under its “Aging Aircraft” program cause aircraft operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. Airworthiness Directives have been issued that require inspections and both major and minor modifications to such aircraft. It is possible that additional Service Bulletins or Airworthiness Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future. The cost of compliance with Airworthiness Directives and of following Service Bulletins cannot currently be reasonably estimated but could be substantial.

ABX and a few employees in our Human Resources Department are the targets of a criminal investigation by the U.S. Department of Justice (“DOJ”) regarding whether we violated U.S. immigration laws in respect of our use of contract employees being supplied to us by Garcia Labor Co., Inc., a temporary employment agency. While ABX believes that it has not engaged in any wrongdoing, the investigation could result in proceedings being initiated against the Company. In the event proceedings were initiated against ABX that resulted in an adverse finding, ABX could be subjected to a financial penalty that is materially greater than the amount we have accrued and restrictions on our ability to engage in business with agencies of the U.S. Government.

Our operations are geographically concentrated.

Our aircraft repair station, headquarters, and principal site of hub services are located in Wilmington, Ohio. If these facilities were damaged or our access to these facilities was limited, for example, due to security concerns, severe weather or natural disaster, our operations and financial conditions could be adversely affected.

Failure to maintain ABX’s operating certificates and authorities would adversely affect our business.

We have the necessary authority to conduct flight operations within the U.S. and maintain a Domestic All-Cargo Air Service Certificate for our domestic services, a Certificate of Public Convenience and Necessity for Route 377 for our Canada service, and an Air Carrier Operating Certificate issued to ABX by the FAA. The continued effectiveness of such authority is subject to our compliance with applicable statutes and DOT, FAA and TSA rules and regulations, including any new rules and regulations that may be adopted in the future.

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

Employees may decide to institute labor agreements.

We rely on a diverse group of employees, including sorters, mechanics and pilots. Today, only the pilots are organized under a labor agreement, which became amendable July 31, 2006 and is currently under negotiation. Operations could be interrupted and business could be adversely affected if no agreement is reached with the pilots or if other employee groups choose to organize with a union.

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

The following table contains detailed information about our in-service aircraft fleet.

Aircraft Type	Number of Aircraft as of Dec. 31, 2006	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
DC-8-61	1	1969	40,000-83,000	2,200-3,800
DC-8-63F (2)	4	1967-1972	40,000-97,000	2,600-4,300
DC-9-31	12	1967-1971	26,000-36,000	550-1,100
DC-9-32	12	1967-1972	26,000-36,000	550-1,100
DC-9-32F (1)	3	1967-1968	26,000-36,000	550-1,100
DC-9-33F (1)	5	1968-1970	26,000-38,000	500-1,100
DC-9-41	29	1969-1978	26,000-38,000	500-1,100
767-205	1	1984	67,000-91,000	1,800-4,400
767-231	4	1983	67,000-91,000	1,800-4,400
767-232SF (2)	4	1983	67,000-91,000	1,800-4,400
767-281	19	1983-1988	67,000-91,000	1,800-3,000
767-281SF (2)	5	1985-1987	67,000-91,000	1,800-3,000

Total	99

(1)	These aircraft were manufactured with a cargo door for transporting freight. The cargo doors are currently deactivated.
(2)	These passenger aircraft are configured for standard cargo containers, including activated cargo doors.

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

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. ABX cooperated fully with the investigation. In June of 2006, a non senior management employee of the Company entered a plea to a misdemeanor related to this matter. In July of 2006, a federal grand jury indictment was unsealed charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. The Garcia defendants subsequently entered guilty pleas in U.S. district court and were sentenced in February and March of 2007. No proceedings have been initiated against ABX. See Note I to the consolidated financial statements of this report for additional information.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock became publicly traded on the OTC Bulletin Board under the symbol ABXA.OB on August 15, 2003 and on the NASDAQ under the symbol ABXA on May 9, 2005. The following table shows the range of high and low prices per share of our common stock for the periods indicated as quoted on the OTC Bulletin Board and the NASDAQ. Over-the-counter market prices reflect inter-dealer prices without retail mark-up, mark-down or commission.

2006 Quarter Ended:	Low	High
December 31, 2006	$5.12	$6.94
September 30, 2006	$4.94	$6.07
June 30, 2006	$5.73	$7.11
March 31, 2006	$6.48	$8.50

2005 Quarter Ended:	Low	High
December 31, 2005	$6.89	$8.50
September 30, 2005	$7.84	$9.19
June 30, 2005	$7.08	$8.55
March 31, 2005	$6.90	$8.90

On March 14, 2007, there were 2,156 stockholders of record of ABX common stock. The closing price of ABX common stock was $7.12 on March 15, 2007.

Performance Graph

The graph below compares the cumulative total stockholder return on a $100 investment in the Company’s common stock with the cumulative total return of a $100 investment in the NASDAQ Stock Market and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on August 18, 2003, the date on which the Company’s shares first began trading publicly, and ending on December 31, 2006.

	8/18/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006
ABX Air, Inc.	100.00	277.42	573.55	506.45	447.10
NASDAQ Transportation Index	100.00	104.11	133.24	137.77	154.32
NASDAQ Composite Index	100.00	110.63	119.93	122.57	135.15

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

The selected consolidated financial data and the consolidated operations data below are derived from ABX’s audited consolidated financial statements.

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
OPERATING RESULTS:
Revenues (1)	$1,260,361	$1,464,390	$1,202,509	$1,160,959	$1,173,735
Operating expenses (2)	1,217,576	1,425,627	1,157,511	1,720,125	1,125,200
Net interest expense	6,772	8,451	8,025	16,379	25,866

Earnings (loss) before income taxes	36,013	30,312	36,973	(575,545)	22,669
Income tax benefit (expense) (3)	54,041	—	—	128,644	(9,383)

Net earnings (loss) (2)	$90,054	$30,312	$36,973	$(446,901)	$13,286

EARNINGS (LOSS) PER SHARE
Basic	$1.55	$0.52	$0.63	$(8.52)	$0.25
Diluted	$1.54	$0.52	$0.63	$(8.52)	$0.23
WEIGHTED AVERAGE SHARES:
Basic	58,270	58,270	58,270	52,474	52,107
Diluted	58,403	58,475	58,270	52,474	58,521
SELECTED CONSOLIDATED FINANCIAL DATA:
Unrestricted and restricted cash	$63,219	$69,473	$38,749	$65,741	$33
Deferred income taxes (3)	101,715	—	—	—	—
Property and equipment, net	458,638	381,645	351,646	312,803	1,089,485
Total assets	679,798	516,043	472,923	413,106	1,174,008
Advances from parent	—	—	—	—	474,608
Post-retirement liabilities (4)	224,376	89,319	79,770	66,825	67,858
Capital lease obligations	73,551	80,908	88,861	96,193	37,825
Long-term debt	125,126	92,276	92,949	92,949	76,318
Stockholders’ equity	$120,210	$113,079	$87,949	$58,666	$232,322

(1)	Prior to August 16, 2003, revenues were calculated as pre-tax net expenses plus two percent. See revenue recognition policy on page 26 of this report.
(2)

Operating expenses for 2003 include an impairment charge of $600.9 million recorded in conjunction with ABX’s separation from Airborne, Inc. A tax benefit of $134.8 million occurred primarily as a result of recording the impairment charge.

(3)

In the fourth quarter of 2006, an income tax benefit was recognized to completely reverse the valuation allowance on ABX’s deferred tax assets. See Note G to the accompanying consolidated financial statements.

(4)	Post-retirement liabilities for 2006 reflect the adoption of SFAS No. 158. See Note J to the accompanying consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air, Inc. and its subsidiaries (“ABX”) and should be read in conjunction with the “Risk Factors” on page 8 of this report, our historical financial statements, and the related notes contained in this report.

INTRODUCTION

ABX operates an in-service fleet of 99 aircraft as of December 31, 2006 and employs approximately 6,100 full-time employees and 3,600 part-time employees. DHL is our largest customer, accounting for over 96% of our revenues. We are DHL’s primary provider for air cargo transportation and for package handling and warehousing services within the U.S. ABX provides staffing, management and maintenance services for DHL’s primary hub in Wilmington, Ohio and seventeen regional hubs throughout the U.S. In addition to DHL, we provide air cargo and aircraft maintenance related services to customers other than DHL. We currently operate three sorting facilities for the U.S. Postal Service (“USPS”).

We assess our performance and operate in two reportable segments:

DHL:    We have two commercial agreements with DHL: an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to DHL on a cost-plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, and facilities and equipment maintenance services for DHL, also on a cost-plus pricing structure. Costs incurred under these agreements are generally marked-up by 1.75% and included in revenues. Both agreements also allow ABX to earn incremental mark-up above the base 1.75% mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up.

Unless we are notified of non-renewal, ACMI agreement automatically renews for a period of three years in August 2010, and the Hub Services agreement automatically renews for additional one year periods beginning in August 2007. However, DHL can terminate specific ACMI aircraft, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub Services agreement before their respective renewal dates.

Non-DHL ACMI/Charters:    We offer ACMI (aircraft, crew, maintenance and insurance) and full service charters to freight forwarders, airlines and other shippers. We usually charge customers based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly.

Our other activities, which include contracts with the USPS and aircraft parts sales and maintenance services, do not constitute reportable segments.

Summary of 2006 and Outlook

DHL Agreements

Our earnings from the DHL agreements were $22.5 million, up from $21.3 million in 2005, despite lower DHL revenues. Our DHL revenues declined 15% in 2006 compared to 2005 due to reductions in the services we provide to DHL. As a result, our earnings on base mark-ups declined. This decline, however, was more than offset by improved incremental mark-ups for achieving annual service level targets. During 2006, DHL had agreed to additional incentives for our 2006 performance, beyond the existing contractual incentives, in the event we achieved very significant cost reductions under our commercial agreements. We did not achieve these incentives.

We deployed two additional standard freighter Boeing 767 aircraft under the ACMI agreement in 2006. These aircraft generate approximately $4.1 million in annual reimbursable depreciation expense under the ACMI.

In 2004, DHL started to change its network plan to reduce overlapping flights among its airlift providers. To complete its network plan, DHL released 21 specific aircraft (eleven DC-9s and ten DC-8s) from dedicated service for DHL in August 2006. Several of these aircraft had previously been placed in back-up status since September of 2005, when DHL consolidated its hub operations from Cincinnati into its main, ABX-managed hub in Wilmington, Ohio, eliminating redundant air routes within the network. The August 2006 reduction of 21 aircraft brings the total number of aircraft released from service under the ACMI agreement since November 2004 to 28 (fourteen DC-8s and fourteen DC-9s). DHL will continue to fully fund depreciation for eight of the DC-9s that were removed through their remaining depreciable lives in August 2010. The net book value of these eight aircraft was approximately $4.1 million. We will use the engines on these eight DC-9 aircraft to support the remaining 59 DC-9 aircraft that ABX has in service to DHL.

The removal of aircraft from service to DHL required us to evaluate the recoverability of the carrying value of those aircraft removed from the ACMI agreement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We recorded an impairment charge of $0.3 million in 2006 for the excess of the carrying value of the aircraft over their fair value less cost to sell. The charge is reflected under the ACMI expenses but is not reimbursed by DHL.

Under the ACMI agreement with DHL, ABX had the option to put each of the other ten DC-8 and three DC-9 aircraft released in 2006 to DHL at the lower of their fair value or net book value. After having the aircraft appraised, management decided not to exercise the put provisions on these aircraft. Instead, ABX is marketing the aircraft to part dealers and private operations, using the aircraft for spare parts or, in some cases, operating the aircraft as back-ups or for other customers.

DHL has made reductions in the scope of hub services we provide. In May 2006, DHL took over responsibility for the over-the-road truck line-haul network we previously managed for DHL. Effective April 1, 2006, ABX did not earn any mark-up on line-haul expenses during the second quarter 2006 transitional period, and effective May 1, 2006, ABX no longer recorded revenues or expenses associated with over-the-road trucks. As a result, line-haul services revenue declined approximately $214.5 million and earnings were reduced by approximately $2.7 million during 2006 compared to 2005. Effective January 1, 2007, we no longer operate or manage DHL’s Allentown hub facility. The Allentown hub comprised approximately $16.7 million of ABX’s revenues and approximately $0.4 million of net earnings during 2006. We were notified in February 2007 that DHL would take over the management of the Riverside, California operation effective June 2007. During 2006, the Riverside hub contributed $11.7 million in revenues and approximately $0.3 million in pre-tax earnings, less than 1% of the Company’s total revenue and pre-tax earnings.

Our level of business depends substantially on DHL’s ability to compete in the U.S. where FedEx Corporation and United Parcel Service, Inc., have significant resources, market penetration and brand recognition. Our future operating results for this segment will depend, in part, on DHL’s sourcing preferences for providing these services. Although we have not begun discussions with DHL, at this time we expect to renew the Hub Services agreement under terms similar to the existing terms.

Non-DHL ACMI/Charters

During 2006, we deployed four Boeing 767 aircraft in our non-DHL ACMI/charter operations, replacing two freighter aircraft that were subsequently redeployed into the DHL network. We achieved strong utilization rates as we deployed two Boeing 767 aircraft during the fourth quarter peak cargo season. As a result, our charter revenues increased 76% to $24.4 million, and pre-tax earnings increased to $3.7 million in 2006, compared to pre-tax earnings of $1.1 million in 2005. These four aircraft are the first of twelve aircraft we committed ABX to purchase from Delta Air Lines, Inc. (“Delta”).

Based on the most current projections, we are planning to deploy eight more former Delta aircraft through 2008. Our intention is to modify all of the aircraft to an industry standard freighter configuration and deploy them in ACMI/charter operations. (The timing of acquisitions and modification payments are described on page 30 of this filing.) We contracted with an aircraft maintenance provider to modify these aircraft from passenger to freighter configurations. We believe the fuel efficiency, cubic capacity, payload and operating cost of the Boeing 767 make it a desirable freighter aircraft in the domestic, Atlantic and other medium-range international air cargo markets (less than 3,000 nautical miles). While some of these former Delta aircraft may be contracted to DHL after the modifications are complete, interest from non-DHL customers is currently strong, particularly from cargo markets outside of the U.S.

In addition to these Boeing 767 aircraft, we have one DC-8 aircraft in standard cargo configuration and two DC-9 aircraft in non-standard cargo configuration that are available for service.

Our future results from the Charter segment will depend on several factors, including how quickly we can place Boeing 767 aircraft into service after the modifications are completed, the level of aircraft utilization, and the revenue rates we are able to negotiate in the cargo markets. We expect to have lower utilization in 2007 compared to the high utilization levels we achieved in the fourth quarter of 2006. Additionally, because our policy is to expense maintenance costs as they are incurred, our results will fluctuate due to the timing of scheduled heavy maintenance procedures.

Diversification

In recent years, we have attempted to diversify our customer base and service offerings. Our investment in Boeing 767 aircraft is a key component of our strategy to diversify our sources of revenues and earnings. During 2006 and 2005, our non-DHL revenues, including non-DHL ACMI/charters, USPS contracts and aircraft maintenance services, increased approximately 42% and 27%, respectively, compared to the immediately preceding year. Excluding interest income, pre-tax earnings from non-DHL sources were $8.4 million in 2006 compared to $6.5 million in 2005.

Our strategy also includes expanding the services we provide to the USPS. During the third quarter of 2006, ABX was awarded contracts to manage USPS mail sort centers in Dallas, Texas and Memphis, Tennessee. Each of these facilities began operations in September 2006. ABX was also awarded a renewal of a USPS sort center in Indianapolis, Indiana that we have operated since 2004. Under each of these contracts, we are compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. Each of the contracts has a four-year term with extensions at the discretion of the USPS. In December 2006, we operated a temporary, seasonal flight for the USPS and a sorting facility. In addition to adding air cargo capacity and USPS facilities, we have also marketed our technical expertise, aircraft maintenance services and training to other airlines.

Our non-DHL business activities typically earn operating margins relative to revenues that are higher than the margin on our DHL business. Our margin relative to revenues on the DHL agreements is predicated on large business volumes and reflects long-term agreements backed by a financially strong international company. The non-DHL opportunities typically involve single sales or short-term service arrangements across many different customers. These opportunities have different economic and risk profiles that often dictate a higher sales price and expected return than our DHL business. We expect that revenues and earnings from non-DHL business could vary widely among quarters, due to the capacity of our facilities, availability of aircraft, and the timing of our non-DHL customers’ demand for services. Our direct costs to develop, market and offer services to non-DHL customers are not reimbursed by DHL.

RESULTS OF OPERATIONS

2006 compared to 2005

Net earnings increased $59.7 million to $90.1 million for 2006 compared to $30.3 million in 2005, including a $54.0 million income tax benefit recorded in 2006. Pre-tax net earnings increased $5.7 million primarily due to achieving a higher level of incremental mark-up under the DHL Hub Services agreement in 2006 compared to 20051 and an increase in non-DHL charter/ACMI earnings. Our incremental mark-up from hub services increased $2.3 million, the incremental mark-up from the DHL ACMI agreement increased by $0.4 million, and our earnings from non-DHL charter operations increased by $2.6 million. Base earnings2 from the DHL agreements declined $1.5 million during 2006 compared to 2005 and our earnings from all other activities declined $0.8 million. These declines were offset by an increase in net non-DHL interest income of $2.7 million.

DHL

While our revenues from DHL declined 15.3% during 2006, reflecting DHL’s decision to take over the management of the line-haul trucking operation during the year, our 2006 earnings from the DHL segment increased $1.1 million to $22.5 million. Earnings for achieving cost-related and service goals increased $2.7 million to $10.5 million for 2006.

The increase in our 2006 DHL earnings and in the annual cost-related and service mark-up is primarily due to higher achievement of incentives within the Hub Services agreement. Mark-ups of $2.1 million from the annual service-related goals under the Hub Services agreement were recognized for 2006 while none were recognized in 2005. The improvement in incremental hub services revenues primarily reflects operational issues we experienced in 2005 during the Wilmington hub consolidation, the relocation of two smaller hubs and other changes that were made by DHL to their network in 2005. In an effort to share responsibility and demonstrate our commitment to DHL, we agreed to forego approximately $0.9 million of 2005 annual service incentive revenue that was otherwise earned under the agreement.

Our base earnings for 2006 declined $1.5 million to $12.0 million compared to $13.5 million for 2005. The decline is principally because DHL assumed management of its line-haul trucking operations from ABX Air in May 2006. Full-year results from those operations were $1.6 million in pre-tax earnings in 2006, and $4.3 million in pre-tax earnings in 2005, including fuel surcharge.

During the fourth quarters of 2006 and 2005, we recognized $4.1 million and $4.0 million, respectively, or approximately 100%, of the maximum available incremental mark-up from the annual cost-related goal under the ACMI agreement. Also, during the fourth quarter of 2006, we recognized revenue from the annual service goal in the ACMI agreement of $1.2 million, or 100% of the maximum available. During the fourth quarter of 2005, we recognized revenue from the annual service goal in the ACMI agreement of $0.7 million, or 60% of the maximum available.

Non-DHL ACMI/Charters

Our revenues from non-DHL ACMI/charter services were $24.4 million in 2006 compared to $13.9 million in 2005. Contributing to the higher revenues in 2006 was high utilization of the Boeing 767 freighter aircraft we operated for customers other than DHL. Early in 2005, we reached an agreement with DHL to

[1]

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

[2]	Base earnings from DHL agreements are the segment’s pre-tax earnings excluding revenues from incremental mark-ups.

temporarily defer two Boeing 767 freighter aircraft from DHL service and instead deploy the aircraft in our non-DHL charter operations for a twelve-month period. As a result, during the twelve months, the depreciation, maintenance and other operating costs associated with the aircraft were borne by ABX and not reimbursed by DHL under the ACMI agreement. By mid-2006, we deployed two newly modified Boeing 767 cargo aircraft into our non-DHL charter business, allowing us to return the two 767s previously deferred to service for DHL. By the end of 2006, we had deployed two additional newly modified Boeing 767 aircraft into service for our non-DHL charter operations, bringing the total to four. Our earnings from non-DHL ACMI/charter were $3.7 million in 2006 compared to $1.1 million in 2005. Our non-DHL charter earnings in the first half of 2005 were hampered by low utilization and higher fixed costs while we transitioned the 767 freighters into non-DHL service.

Other Activities

Other, non-DHL revenues increased $3.9 million to $24.1 million in 2006 compared to $20.2 million for 2005, while earnings declined $0.8 million to $4.7 million. In September 2006, ABX began managing two USPS sorting facilities in Dallas and Memphis to go along with a third USPS facility in Indianapolis that ABX has operated since September 2004. Fourth quarter 2006 pre-tax earnings for ABX’s other non-DHL operations were affected by start-up losses from the two added USPS sorting facilities.

A summary of our revenues, expenses and pre-tax earnings is shown below (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues:
DHL Contracts
ACMI
Base mark-up	$466,967	$480,322	$475,826
Incremental mark-up - cost goals	6,303	6,319	6,341
Incremental mark-up - service goals	1,148	708	935

Total ACMI	474,418	487,349	483,102
Hub Services
Base mark-up	400,336	605,094	440,602
Incremental mark-up - cost goals	951	753	3,917
Incremental mark-up - service goals	2,064	—	3,248

Total Hub Services	403,351	605,847	447,767
Other Reimbursable	334,101	337,151	244,935

Total DHL	1,211,870	1,430,347	1,175,804
Charters	24,440	13,864	16,673
Other Activities	24,051	20,179	10,032

Total Revenues	$1,260,361	$1,464,390	$1,202,509

Expenses:
DHL Contracts
ACMI	$459,926	$472,283	$467,642
Hub Services	395,391	599,591	433,024
Other Reimbursable	334,101	337,151	244,935

Total DHL	1,189,418	1,409,025	1,145,601
Charters	20,736	12,726	14,147
Other Activities	19,356	14,786	5,788

Total Expenses	$1,229,510	$1,436,537	$1,165,536

Pre-tax earnings:
DHL Contracts
ACMI	$14,492	$15,066	$15,460
Hub Services	7,960	6,256	14,743
Other Reimbursable	—	—	—

Total DHL	22,452	21,322	30,203
Charters	3,704	1,138	2,526
Other Activities	4,695	5,393	4,244
Interest income and other	5,162	2,459	—

Total pre-tax earnings	$36,013	$30,312	$36,973

For the purposes of internal reporting, the Company does not allocate overhead costs that are reimbursed by DHL to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

Operating Expenses

Our expenses are driven by operational variables including the number of aircraft hours flown, the volume and size of packages handled for DHL, the services that DHL requests (such as electronic package scanning) and the number of instances in which a package is handled during the sort and transportation process. Pounds processed reflects the weight of a package at multiple times as it moves through the network. The design of the DHL air and ground network, which includes routing standards and transportation determinations, is generally communicated to us by DHL.

	2006	2005	Increase (Decrease)
Pounds processed for DHL (millions)	2,817	2,834	(1%)
Labor hours (thousands)	21,976	20,702	6%
Aircraft block hours flown	107,396	121,508	(12%)

Labor hours increased in 2006 compared to 2005 due primarily to higher levels of staffing to operate DHL’s main hub in Wilmington, Oho and DHL’s network of regional hubs. Labor hours increased as a result of DHL’s hub integration project in September 2005. At that time, DHL consolidated its Cincinnati, Ohio hub, which was not operated by ABX, with its Wilmington hub, which we operate. Aircraft block hours flown for DHL declined 14% in 2006 compared to 2005, reflecting the lower level of flying since the September 2005 hub consolidation, which eliminated redundant routes within the DHL air network. Aircraft block hours flown for non-DHL customers increased 67% in 2006 compared to 2005 reflecting the deployment of two Boeing 767 aircraft in mid 2005 and two more Boeing 767 aircraft in 2006.

Salaries, wages and benefits expense increased 4.1% during 2006 compared to 2005 due to increased staffing to operate the main hub in Wilmington, Ohio and additional resources to service the network of regional hubs located outside of Ohio after DHL’s hub integration project in September 2005. The increase reflects higher healthcare costs and increases in our defined benefit pension plan expense.

Purchased line-haul and yard management expenses decreased $224.1 million, or 71.7%, during 2006 compared to 2005. The decrease is primarily a result of DHL assuming management of its line-haul trucking operations from ABX in May 2006. ABX Air’s expenses from those line-haul management operations were approximately $81.5 million in 2006, compared with $293.3 million in 2005.

Fuel expense increased 2.0% in 2006 compared to 2005. The increases were driven by higher market prices for aviation fuel. The average aviation fuel price was $2.14 and $1.85 per gallon in 2006 and 2005, respectively. Our aviation fuel consumption declined to 130 million gallons in 2006 from 142 million gallons of aviation fuel in 2005, due to the flight reductions made by DHL. We do not hedge fuel prices or purchase fuel derivatives. The volatility of fuel prices are effectively assumed by DHL and other customers through ACMI agreements.

Maintenance, materials and repairs expense decreased 10.4% in 2006 compared to 2005. Our aircraft engine maintenance expenses have declined in conjunction with the lower level of flight hours for DHL since the September 2005 hub consolidation. Our policy is to expense these maintenance costs as they are incurred. Accordingly, our aircraft maintenance expenses fluctuate from period to period due to the timing of scheduled heavy maintenance work for aircraft. During 2006, we processed 54 heavy maintenance checks compared to 67 checks in 2005.

Depreciation and amortization expense increased $4.5 million in 2006 compared to 2005. The increase is primarily a result of four additional Boeing 767 aircraft that we placed in service in 2006. Our depreciation expense for 2007 will be impacted by the timing of the additional Boeing 767s that we anticipate placing into service. At this time, we estimate that depreciation and amortization expense will approximate $49.7 million in 2007.

Landing and ramp expense decreased by 20.4% during 2006 compared to 2005. The reduction reflects lower deicing costs due to a milder winter in 2006 and a lower level of landing fees as a result of scheduled flight reductions in conjunction with the DHL hub consolidation in September 2005.

Rent expense increased $2.2 million during 2006 compared to 2005, due to equipment rentals in support of the consolidated Wilmington hub and expanded regional hubs since September 2005 and additional building rentals to support the United States Postal Service centers.

Other operating expenses include pilot travel, professional fees, insurance, utilities, and packaging supplies. Other operating expenses decreased by $4.0 million in 2006 compared to 2005. During the third quarter of 2005, our expenses included significant costs associated with DHL’s hub integration project and bad debt expenses associated with airline bankruptcy filings.

Interest Income and Expense

Our interest expense increased by $0.7 million in 2006 compared to 2005. The increase in interest expense in 2006 is a result of the Boeing 767 aircraft we financed in 2006. Interest income increased by $2.4 million in 2006 compared to 2005 due to holding a higher level of marketable securities, cash and cash equivalent balances compared to 2005 and by achieving higher yields.

Income Tax

In the fourth quarter of 2006, we recorded an income tax benefit to completely reverse the remaining valuation allowance on ABX’s deferred tax assets. The valuation allowance had originally been placed on income tax carryforwards and other deferred tax assets since ABX’s separation from Airborne, Inc. in August 2003. The allowance was originally recorded due to a significant operating loss at that time and uncertainty in ABX’s future earnings prospects. ABX’s former parent, Airborne, Inc., which had been our predominant source of business for over twenty years, was acquired by DHL in 2003.

Since that time, ABX has generated annual pre-tax earnings in each of the last three years while diversifying its business. ABX has diversified its revenues and earnings, growing non-Airborne/DHL revenues from $16.6 million in 2002 to $48.5 million for 2006. Our projections of taxable income and a successful implementation of diversification strategies, combined with a three-year record of profitable results, indicate it is more likely than not that all the deferred tax assets will be realized prior to their expiration. As a result, the asset valuation allowance that had been placed on income tax carryforwards and other deferred tax assets was completely reversed.

As of December 31, 2006, ABX had operating loss carryforwards for U.S. federal income tax purposes of approximately $143.9 million, which will begin to expire in 2022. We expect to utilize the loss carryforwards to offset federal income tax liabilities ABX will generate in the future. As a result, we do not expect to pay federal income taxes for at least the next two years. ABX may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. In 2007, we expect to record a deferred income tax expense at an effective rate of approximately 38% of pre-tax earnings.

ABX did not record a tax expense in 2005 because deferred tax expense was offset by a reduction in the valuation allowance for net deferred tax assets.

2005 compared to 2004

Net earnings declined $6.7 million to $30.3 million for 2005 compared to $37.0 million in 2004. The decline in our net earnings was primarily due to achieving a lower level of incremental mark-up under the DHL Hub Services agreement in 2005 compared to 20043. Our incremental mark-up from hub services declined $6.4 million and base earnings from the DHL agreements declined $2.2 million during 2005 compared to 2004. Additionally, our incremental mark-up earnings from the DHL ACMI agreement declined by $0.3 million, and our earnings from non-DHL charter operations declined by $1.4 million. These declines were partially offset by non-DHL interest income of $2.4 million and improved earnings on all other activities of $1.2 million.

DHL

While our revenues from DHL increased 21.6% during 2005, reflecting increased activity to support the growth of DHL’s ground delivery services and the expansion of DHL’s ground network compared to 2004, our 2005 earnings from the DHL segment declined $8.9 million to $21.3 million. Earnings for achieving cost-related and service goals declined $6.7 million to $7.8 for 2005. The decline in our 2005 DHL earnings and in the annual cost-related and service mark-up was primarily due to lower achievement of incentives within the Hub Services agreement. No mark-ups from the annual cost-related or service-related goals under the Hub Services agreement were recognized for 2005 compared to $5.9 million that were recognized in 2004. The decline in incremental hub services revenues primarily reflected the operational issues we experienced during the Wilmington hub consolidation, the relocation of two other hubs and other changes that were made by DHL in 2005 to their network. In an effort to share responsibility and demonstrate our commitment to DHL, we agreed to forego approximately $0.9 million of annual service incentive revenue that was otherwise earned under the agreement.

Our base earnings4 for 2005 declined $2.2 million to $13.5 million compared to $15.7 million for 2004. Our base earnings for 2005 were negatively impacted by $1.9 million of credits we granted to DHL stemming from cost overruns incurred as a result of the hub consolidation in September 2005. We agreed to grant these credits in recognition of the operational difficulties and higher than anticipated cost associated with DHL’s hub network changes in 2005. The decline in base earnings also reflected the temporary reduction in the base mark-up during the second half of 2005 and increases in operating expenses that were not reimbursed by DHL. These include employee stock compensation and costs related to legal matters. (Legal matters are discussed on page 13.)

During the fourth quarters of 2005 and 2004, we recognized $4.0 million, or approximately 100%, of the maximum available incremental mark-up from the annual cost -related goal under the ACMI agreement. Also, during the fourth quarter of 2005, we recognized revenue from the annual service goal in the ACMI agreement of $0.7 million, or 60.0% of the maximum available. During the fourth quarter of 2004, we recognized revenue from the annual service goal in the ACMI agreement of $0.9 million, or 80.0% of the maximum available.

Non-DHL ACMI/Charters

Our revenues from non-DHL ACMI/charter services were $13.9 million in 2005 compared to $16.7 million in 2004, which included $4.5 million of revenues related to the temporary network that was not contracted

[3]

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

[4]	Base earnings from DHL agreements are the segment’s pre-tax earnings excluding revenues from incremental mark-ups.

by the USPS in 2005. Our earnings from non-DHL ACMI/charters were $1.1 million in 2005 compared to $2.5 million in 2004. During 2005, we reached an agreement with DHL to temporarily defer two Boeing 767 freighter aircraft from DHL service and instead deploy the aircraft in our non-DHL charter operations for a twelve-month period. As a result, during the twelve months, the depreciation, maintenance and other operating costs associated with the aircraft were borne by ABX and not reimbursed by DHL under the ACMI agreement. Earnings for 2005 declined due to the absence of the USPS air network and start-up costs during mid-2005 to deploy the two Boeing 767 freighter aircraft.

Other Activities

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

Operating Expenses

Salaries, wages and benefits expense increased 21.7% during 2005 compared to 2004. Total paid hours increased 38.1% in 2005 compared to 2004. The increases were primarily due to the higher levels of staffing and contracted labor necessary to operate the consolidated hub and seven additional hubs and to process increased piece counts compared to 2004.

Purchased line-haul expense increased $78.9 million or 33.8% during 2005 compared to 2004. The increase reflected growth in DHL’s deferred delivery products that are generally transported via truck, as well as additional line-haul to accommodate more inter-hub shipments for DHL’s ground network.

Fuel expense increased 30.2% in 2005 compared to 2004. The increases were driven by higher market prices for aviation fuel. The average aviation fuel price was $1.85 and $1.32 per gallon in 2005 and 2004, respectively. We consumed 142 million gallons and 148 million gallons of aviation fuel in 2005 and 2004, respectively.

The level of maintenance, materials and repairs expense was unchanged in 2005 compared to 2004. Expenses for aircraft maintenance declined $5.4 million, primarily due to fewer DC-8 aircraft undergoing heavy maintenance in 2005 compared to 2004. Reductions in expenses for aircraft maintenance were offset by increased expenses necessary to support DHL’s expanded hub network. These included additional expenses for incremental building space, conveyors, scales, ground vehicles, loaders and other material handling equipment, which we maintained for DHL under the Hub Services agreement.

Depreciation and amortization expense increased $4.3 million in 2005 compared to 2004. The increase was primarily a result of five additional Boeing 767 aircraft that we placed in service since the second quarter of 2004.

Landing and ramp expense increased by 15.1% during 2005 compared to 2004. These expenses were higher due to rate increases at the airports we utilized. Additionally, this category includes deicing costs, which were higher in 2005 due to more severe winter weather in the first quarter of 2005 as compared to 2004.

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

Interest Income and Expense

Our interest expense increased by $1.8 million in 2005 compared to 2004 due primarily to a reduced amount of interest capitalized during the cargo modification process of aircraft. Capitalized interest cost declined by $1.4 million in 2005 compared to 2004 because fewer aircraft were being modified during 2005. Interest income increased by $1.4 million in 2005 compared to 2004 due to holding a higher level of cash and cash equivalent balances compared to 2004 and by achieving higher yields. During 2004, interest earned on cash and cash equivalents reduced interest expense when calculating revenue under the DHL agreements. Beginning in 2005, interest earned on cash and cash equivalents was not included in the DHL revenue calculation.

Income Tax

ABX did not record a tax expense in 2005 or 2004 because deferred tax expense was offset by a reduction in the valuation allowance for net deferred tax assets. During 2005, the State of Ohio enacted comprehensive tax reform legislation. The Ohio corporate franchise tax will be phased out over five years and replaced with a commercial activity tax on gross receipts. We wrote off the $6.3 million deferred tax asset and Ohio net operating loss carryforward attributable to Ohio, since we did not believe any part of the asset would be realized by 2009. The write-off of the Ohio deferred tax assets had no net provision effect since it was previously fully reserved.

We continued to fully reserve the net deferred tax assets as of December 31, 2005. The realization of deferred tax assets, including net operating loss carryforwards (“NOL CFs”), depended on the existence of sufficient taxable income within the applicable carryback or carryforward periods. After considering both positive and negative evidence of sources of future taxable income, ABX continued to maintain a full valuation allowance against its deferred tax assets, including NOL CFs, due to the likelihood that the deferred tax assets would not be realized. While ABX had positive pre-tax income since separation from Airborne, excluding the 2003 impairment charge, it also had accumulated significant taxable losses during the post-separation period, primarily due to temporary differences in depreciating its aircraft fleet. These historical taxable losses and near-term projected taxable losses weighed significantly in the overall assessment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Operating cash flows were $54.4 million, $119.1 million and $57.2 million for 2006, 2005 and 2004, respectively. Our operating cash flows are primarily a function of aircraft depreciation expense reimbursed by DHL and the mark-up earned under our commercial agreements with DHL. Net operating cash flows declined primarily to pay vendors for accrued charges from 2005. The decline in operating cash flows reflects the lower level of line-haul and contracted labor expenses during 2006 compared to 2005. Additionally, during the first half of 2005, ABX collected a large receivable from DHL associated with 2004 revenues.

Capital Expenditures

Total capital expenditures were $89.0 million in 2006 compared to $60.7 million and $73.7 million in 2005 and 2004, respectively. Our capital expenditures in 2006 included the acquisitions of eight Boeing 767 aircraft from Delta and cargo modification costs for nine aircraft. In 2005, our capital expenditures were primarily for two Boeing 767 aircraft that were undergoing freighter modification at that time. During 2005 and 2004, we acquired one and two Boeing 767 aircraft, respectively, and modified the aircraft into cargo configurations. During 2006 we completed four Boeing 767 cargo modifications, in 2005 we completed three, and in 2004 we completed two.

Commitments

In September 2005, we reached an agreement with Delta committing ABX to purchase twelve Boeing 767 aircraft from Delta between 2005 and December 2008. We contracted with an aircraft maintenance provider to modify these aircraft from passenger to freighter configurations. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $113.5 million in 2007 and $22.7 million in 2008. We currently plan to complete six aircraft modifications in 2007 and two aircraft modifications in 2008. If our aircraft modification provider has the required resources available, we may move the two aircraft scheduled for completion in 2008 into 2007. The total level of capital spending for 2007 is anticipated to be approximately $131.1 million, $17.6 million for other capital projects.

The table below summarizes our contractual obligations and commercial commitments (in thousands) as of December 31, 2006. It does not include cash contributions for pension funding due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $46.1 million estimated to be paid in 2007, which is discussed under “Cash Flows” in Note J to the accompanying consolidated financial statements. The long-term debt bears interest at 5.00% to 7.07% per annum.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt, including interest payments	$242,945	$8,829	$17,658	$17,658	$198,800
Capital lease obligations	99,815	15,698	31,109	27,505	25,503
Operating leases	19,408	5,699	9,392	2,769	1,548
Unconditional purchase obligations	136,210	113,483	22,727	—	—

Total contractual cash obligations	$498,378	$143,709	$80,886	$47,932	$225,851

The unconditional purchase obligations consist of commitments to acquire and modify aircraft to a standard cargo configuration. We plan to finance the cost of modifying the aircraft with existing cash and contractor-provided financing during the modification period. Upon completion of the modification, we anticipate six more aircraft will be financed for approximately $89 million through a syndication process being arranged by our lead bank. Our future operating results will be affected by the interest rates and other terms and conditions of the new borrowings or leases.

Liquidity

At December 31, 2006, we had approximately $63.2 million of cash balances and $20.8 million of marketable securities. ABX has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of ABX’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if ABX needs additional borrowing capacity. The agreement contains covenants restricting the level of annual capital expenditures. The agreement was modified to exclude from the covenants capital expenditures for the twelve aircraft modifications described above, which began in 2005. The agreement provides for the issuance of letters of credit on ABX’s behalf. As of December 31, 2006, the unused credit facility totaled $35.1 million, net of outstanding letters of credit of $9.9 million. We plan to renew these letters of credit through the credit facility agreement when the letters expire.

We believe that our current cash balances and forecasted cash flows provided by commercial agreements with DHL, combined with our credit facility and anticipated financing for aircraft acquisitions, will be sufficient to fund our planned operations and capital expenditures for 2007. We project that our 2007 depreciation expense subject to mark-up under the DHL agreements will be approximately $40.5 million in 2007.

The promissory note due to DHL limits cash dividends that we can pay to $1.0 million annually. We have not declared any cash dividends and intend to retain earnings to finance future growth and operating requirements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any material unconsolidated SPE transactions.

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

In August 2005, DHL and ABX agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of ABX’s revenue potential under a cost-related incentive. The amendment temporarily reduced the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that ABX can earn during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. Additionally, the initial term of the Hub Services agreement was extended for an additional year and will not be subject to annual renewals until August 15, 2007. In 2006, the base mark-up reverted to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive reverted to the previous level of approximately 0.54%. The amendment did not change the annual cost and service-related incremental mark-up opportunities under the Hub Services agreement. The Hub Services agreement, as amended, continued to allow DHL to terminate specific services upon providing at least sixty-days notice. The amendment did not affect the mark-up or the term of the ACMI agreement, incepted on August 15, 2003, which is for seven years and automatically renews for an additional three years unless a one-year notice of non-renewal is given.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in ABX’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the company’s financial position or its results of operations.

Post-retirement Obligations

In 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 required ABX to recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of pension and other post-retirement benefit plans. SFAS 158 requires other disclosures; see Note J to the accompanying consolidated financial statements.

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

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our post-retirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates, expected long-term investment returns on plan assets and future salary increases. Other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. For our post-retirement healthcare plans, consideration of future medical cost trend rates is an important assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs that are materially different than those recorded in our annual results of operations.

The plan assets related to our funded pension plans have experienced an actual investment return of approximately 7.9% over the last ten years. Our actuarial valuation includes an assumed long-term rate of return on plan assets of 8%. Our assumed rate of return is based on a targeted long-term investment allocation of 50% equity securities, 45% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2006 was 53% equities, 42% fixed income and 5% real estate.

In evaluating our assumption regarding expected long-term investment returns on plan assets, we consider a number of factors including: our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio and long-term inflation assumptions. The selection of the expected return rate materially affects our pension costs. We selected an expected rate of return of 8% in 2006 and continue to use this rate for valuation and determining pension costs in 2007. We continue to believe that 8% is a reasonable long-term rate of return. If we were to lower our long-term rate of return assumption by a hypothetical 100 basis points, expense in 2007 would be increased by approximately $5.7 million. We use a market value of assets as of the measurement date for determining pension expense.

In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation) we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note J to the consolidated financial statements) but also affects the succeeding year’s pension and post-retirement healthcare costs. The discount rate selected for December 31, 2006, based on the method described above, was 5.90%. If we were to lower our discount rate by a hypothetical 50 basis points, pension expense in 2007 would be increased by approximately $7.5 million.

The assumed future increase in salaries and wages is also a significant estimate in determining pension costs. In selecting this assumption, we consider our historical wage and pensionable earnings increases, future wage increase projections, our collective bargaining agreement with pilots, and inflation. We have used a 4% salary increase assumption for non-pilots and a 4.5% salary increase for pilots in 2006 and will use the same assumptions for 2007. In 2007, if we used a salary increase assumption which was 100 basis points higher than that used, pension costs would have increased by approximately $7.1 million.

The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense.

	Effect of change (in thousands)
		December 31, 2006
Change in assumption	2007 Pension expense	Funded status	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$5,693	$(12,070)	$12,070
50 basis point decrease in discount rate	7,456	(50,051)	50,051
100 basis point increase in compensation rates	7,111	(32,788)	32,788
Aggregate effect of all the above changes	21,168	(100,994)	100,994

We estimate that cash contributions to the defined benefit pension plans will approximate $45.0 million in 2007. We will periodically evaluate whether to make additional contributions during the year. Funding for the contributions will be generated primarily from our operating agreements with DHL. Under our agreements with DHL, the actuarial expense of our pension and post-retirement health care plans is reimbursed with mark-up.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for ABX beginning January 1, 2007. ABX is currently evaluating the impact of FIN 48; at this time, management believes that its effect on the consolidated financial position and results of operations will be less than $1.0 million. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Accounting,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for ABX’s fiscal year beginning January 1, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by reimbursement through the ACMI agreement.

ABX also faces financial exposure to changes in interest rates. As of December 31, 2006, we have $156.4 million of fixed interest rate debt and $44.1 million of variable interest rate debt outstanding. We also have forward treasury lock agreements (“treasury locks”) with notional amounts totaling $24.0 million as of December 31, 2006.

Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is largely mitigated, however, because, at this time, our interest expense for the debt with variable rate risk is marked up and charged to DHL under our ACMI agreement. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase in interest rates would have resulted in an increase in interest expense of approximately $0.6 million for the year ended December 31, 2006.

The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long-term debt through a hypothetical 20% decrease in interest rates. As of December 31, 2006, a 20% decrease in interest rates would have increased the fair value of our fixed interest rate debt by approximately $16.9 million.

To reduce our exposure to rising interest rates before aircraft financing transactions are executed, we entered into forward treasury locks for five aircraft during the first quarter of 2006. Two remaining treasury locks will expire in mid-2007, near the forecasted execution dates of the anticipated financing transactions. The financing transactions are expected to be fixed interest rate aircraft loans based on the ten-year U.S. Treasury Notes. The value of the treasury locks are also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The treasury locks are with major U.S. financial institutions and will settle in cash at the time each expires. See Note L for a table of treasury lock values and discussion of our accounting treatment for these hedging transactions.

ABX has a portfolio of marketable securities consisting of U.S. government agency obligations and U.S. corporate obligations. These securities are classified as available-for-sale and, consequently, are recorded at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. The following table presents expected cash flows from market-risk sensitive financial instruments. These financial instruments are denominated in U.S. dollars and are not held for the purpose of trading.

	Fair Value	Contractual Maturities
		2007	2008
Fixed Rate Securities	$19,818	$14,405	$5,510
Weighted Average Interest Rate		4.98%	4.17%

Variable Rate Securities	$998	$1,000	$—
Weighted Average Interest Rate		4.64%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABX Air, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of ABX Air, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15a(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

As discussed in Note A to the consolidated financial statements, the Company’s principal customer accounts for substantially all of the Company’s revenue. The Company’s financial security is dependent on its relationship with their customer.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ABX Air, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note J to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)), effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE, LLP

March 15, 2007

Dayton, Ohio

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,219	$69,473
Marketable securities—available-for-sale	15,374	15,637
Accounts receivable, net of allowance of $516 in 2006 and $872 in 2005	10,365	15,776
Inventory	13,907	14,014
Prepaid supplies and other	6,395	5,546
Deferred income taxes	14,691	—
Aircraft and engines held for sale	2,219	—

TOTAL CURRENT ASSETS	126,170	120,446
Other assets	7,966	13,952
Deferred income taxes	87,024	—
Property and equipment, net	458,638	381,645

TOTAL ASSETS	$679,798	$516,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,313	$78,068
Salaries, wages and benefits	51,384	47,249
Accrued expenses	10,298	9,240
Current portion of post-retirement liabilities	1,789	14,701
Current portion of long-term obligations	11,413	8,612
Unearned revenue	4,081	4,399

TOTAL CURRENT LIABILITIES	144,278	162,269

Long-term obligations	189,118	164,572

Post-retirement liabilities	222,587	74,618

Other liabilities	3,605	1,505

Commitments and contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 58,539,300 and 58,385,100 shares issued and outstanding in 2006 and 2005, respectively	585	584
Additional paid-in capital	431,071	430,026
Restricted stock compensation awards	—	(688)
Accumulated deficit	(207,836)	(297,890)
Accumulated other comprehensive loss	(103,610)	(18,953)

TOTAL STOCKHOLDERS’ EQUITY	120,210	113,079

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,798	$516,043

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended December 31
	2006	2005	2004
REVENUES	$1,260,361	$1,464,390	$1,202,509
OPERATING EXPENSES:
Salaries, wages and benefits	635,015	610,251	501,419
Fuel	262,948	257,710	197,879
Maintenance, materials and repairs	97,108	108,343	108,425
Purchased line-haul and yard management	88,223	312,286	233,367
Depreciation and amortization	45,660	41,167	36,817
Landing and ramp	21,099	26,522	23,040
Rent	9,716	7,506	6,993
Other	57,807	61,842	49,571

	1,217,576	1,425,627	1,157,511
INTEREST EXPENSE	(11,547)	(10,805)	(8,956)
INTEREST INCOME	4,775	2,354	931

EARNINGS BEFORE INCOME TAXES	36,013	30,312	36,973
INCOME TAX BENEFIT	54,041	—	—

NET EARNINGS	$90,054	$30,312	$36,973

EARNINGS PER SHARE:
Basic	$1.55	$0.52	$0.63

Diluted	$1.54	$0.52	$0.63

WEIGHTED AVERAGE SHARES:
Basic	58,270	58,270	58,270

Diluted	58,403	58,475	58,270

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2006	2005	2004
OPERATING ACTIVITIES:
Net earnings	$90,054	$30,312	$36,973
Adjustments to reconcile net earnings to net cash provided by operating activities:
Income tax benefit	(54,041)	—	—
Depreciation and amortization	45,660	41,167	36,817
Stock-based compensation	1,734	702	—
Other	(1,491)	(55)	(26)
Changes in assets and liabilities:
Restricted cash	—	—	2,640
Accounts receivable	5,411	38,901	(49,195)
Inventory and prepaid supplies	(2,636)	(3,929)	(899)
Accounts payable	(46,284)	4,871	19,280
Unearned revenue	(318)	(3,166)	(4,736)
Accrued expenses, salaries, wages, benefits and other liabilities	7,293	4,799	10,378
Post-retirement liabilities	8,523	5,294	5,307
Other	513	215	635

NET CASH PROVIDED BY OPERATING ACTIVITIES	54,418	119,111	57,174

INVESTING ACTIVITIES:
Capital expenditures	(89,003)	(60,685)	(73,668)
Proceeds from the sale of property and equipment	3,095	466	—
Proceeds from redemptions of marketable securities	17,151	4,250	—
Purchases of marketable securities	(17,909)	(24,362)	—

NET CASH USED IN INVESTING ACTIVITIES	(86,666)	(80,331)	(73,668)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(8,959)	(7,953)	(7,333)
Proceeds from borrowings on long-term obligations	35,000	—	—
Financing fees	(47)	(103)	(525)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,994	(8,056)	(7,858)

NET INCREASE (DECREASE) IN CASH	(6,254)	30,724	(24,352)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	69,473	38,749	63,101

CASH AND CASH EQUIVALENTS AT END OF YEAR	$63,219	$69,473	$38,749

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$10,904	$10,251	$9,440

Income taxes paid	$—	$—	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$33,529	$10,562	—

Capital leases	$1,306	$—	$—

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Add’l Paid-in Capital	Restricted Stock	Retained (Deficit) Earnings	Accumulated Other Comp. Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2003	58,270,400	$583	$428,637	$—	$(365,175)	$(5,379)	$58,666
Comprehensive income
Net earnings					36,973		36,973
Other comprehensive (loss)
Minimum pension liabilities						(7,690)	(7,690)

Total comprehensive income							$29,283

BALANCE AT DECEMBER 31, 2004	58,270,400	$583	$428,637	$—	$(328,202)	$(13,069)	$87,949

Stock-based compensation plans
Amortization of stock awards			496				496
Issuance of restricted stock	114,700	1	893	(894)			—
Amortization of restricted stock				206			206
Comprehensive income
Net earnings					30,312		30,312
Other comprehensive (loss)
Minimum pension liabilities						(5,829)	(5,829)
Unrealized loss on available-for-sale securities						(55)	(55)

Total comprehensive income							$24,428

BALANCE AT DECEMBER 31, 2005	58,385,100	$584	$430,026	$(688)	$(297,890)	$(18,953)	$113,079

Stock-based compensation plans
Issuance of restricted stock	154,200	1	(1)				—
Amortization of stock awards and restricted stock			1,734				1,734
Adjustment for FASB Statement No. 123(R)			(688)	688			—
Comprehensive income
Net earnings					90,054		90,054
Other comprehensive income, net of tax
Minimum pension liabilities						7,995	7,995
Unrealized gain on available-for-sale securities						24	24
Unrecognized net gain on derivatives						347	347

Total comprehensive income							$98,420
Adjustment to initially apply FASB Statement No. 158, net of tax (Note J)						(93,023)	(93,023)

BALANCE AT DECEMBER 31, 2006	58,539,300	$585	$431,071	$—	$(207,836)	$(103,610)	$120,210

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended December 31, 2006

NOTE A—BACKGROUND

Nature of Operations

ABX Air, Inc. (“ABX” or the “Company”) is a U.S.-certificated air carrier that provides air cargo transportation services primarily within the U.S. The Company also provides package handling, warehousing, and other air cargo transportation related services. DHL Express (USA), Inc., (“DHL”) and its affiliates provided the Company with substantially all of its revenues in 2006, 2005 and 2004. The Company also offers ACMI (aircraft, crew, maintenance and insurance) and charter services to other customers, including freight forwarders, airlines and major shippers.

The Company provides air cargo transportation services through the operation of a fleet of 99 in-service aircraft. At December 31, 2006, the fleet consisted of 33 Boeing 767, 61 McDonnell Douglas DC-9 (“DC-9”) and five McDonnell Douglas DC-8 (“DC-8”) aircraft. The Company operates and maintains DHL’s main air hub and package sorting center, located in Wilmington, Ohio. The Company provides staffing and management for seventeen DHL regional sort facilities and three United States Postal Service (“USPS”) facilities in the continental United States.

DHL Agreements

The Company has two commercial agreements with DHL including an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub services agreement (“Hub Services agreement”). Under these agreements, the Company provides DHL air cargo transportation, package handling, warehousing and maintenance services, and receives compensation generally as determined by cost plus a base mark-up percentage of 1.75%. Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement and 2.10% under the Hub Services agreement) as determined from achievement of cost and service goals outlined in the two commercial agreements. Certain costs under the agreements are reimbursable only, without mark-up. These costs primarily include jet fuel expense, landing and ramp rental charges, certain facility rent, and interest expense on the note payable to DHL. Income tax expense incurred by the Company, as well as direct expenses incurred to secure revenue from customers other than DHL, are not reimbursed under the terms of the two commercial agreements. The ACMI agreement has an initial term of seven years, through August 15, 2010, with an automatic renewal for an additional three years, unless an advance notice of one year is given, or if the Company is not in compliance with applicable performance standards specified in the agreement. The Hub Services agreement expires August 15, 2007, with one-year automatic renewals, unless ninety days advance notice is given.

The Company’s future operating results, cash flows and financial condition will continue to depend on the amount of services it provides to DHL. Renewal of the Hub Services agreement, if it occurs, could result in reductions to the scope of services the Company provides to DHL. DHL may seek to negotiate greater risk/reward opportunities related to the Company’s performance and cost controls. The ACMI agreement allows DHL to reduce the air routes that the Company flies or remove aircraft from service. DHL can also change the scope of services under the Hub Services agreement by terminating specific services at one or more hub facilities after giving at least sixty days notice to the Company. Since November 2004, DHL has released 28 aircraft from service under the ACMI agreement and during 2006 assumed the management of the line-haul truck network from the Company. Effective January 1, 2007, DHL transitioned the operation of its regional hub in Allentown, Pennsylvania from the Company’s management. (The Company’s revenues and pre-tax earnings from the Allentown operations were approximately $16.7 million and $0.4 million, respectively, during the year ended December 31, 2006.) The Company was notified in February 2007 that DHL would take over the management of the Riverside, California operation effective June 2007. (During 2006, the Riverside Hub contributed $11.7 million in revenues and approximately $0.3 million in pre-tax earnings.)

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. The Company can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL will depend on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Management assesses the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if the Company’s equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, as it is at this time, any amount by which the fair market value is less than net book value would be recorded as an impairment charge. At the Company’s current level of stockholders’ equity, the removal of additional aircraft from the ACMI agreement could result in impairment charges for aircraft in which their fair market values are less than their carrying value. For purposes of applying the $100 million stockholders’ equity threshold, stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated.

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

Three years ended December 31, 2006

life, and recent events and conditions that may impact the usability or value of inventory. Events or conditions that may impact the expected life, usability or net realizable value of inventory include additional aircraft maintenance directives from the Federal Aviation Administration, changes in Department of Transportation regulations, new environmental laws and technological advances.

Marketable Securities

Marketable securities classified as available-for-sale are recorded at their estimated fair market values and any unrealized gains and losses are included in accumulated other comprehensive gain or loss within stockholders’ equity, net of tax. Interest on marketable securities is included in interest income. Realized gains and losses of any securities sold are based on the specific identification method.

Property and Equipment

Property and equipment are stated at cost, net of any impairment recorded, in accordance with Statements of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are as follows:

Aircraft and flight equipment	5 to 15 years
Package handling and ground support equipment	5 to 10 years
Vehicles and other equipment	5 to 8 years

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

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or fair value less the cost to sell.

The costs of major airframe and engine overhauls, as well as routine maintenance and repairs, are charged to expense as incurred.

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $1.1 million for 2006 and 2005 and $2.5 million for 2004.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

Income Taxes

Income taxes have been computed using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against net deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s pension liability, unrealized gains and losses on available-for-sale marketable securities and gains and losses associated with interest rate hedging instruments.

Fair Value Information

The carrying amounts for accounts receivable and current liabilities approximate fair value. The fair value of the promissory note due to DHL was approximately $90.1 million at December 31, 2006, about $2.1 million less than the carrying value.

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

In August 2005, DHL and the Company agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of the Company’s revenue potential under a cost-related incentive. The amendment temporarily reduced the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that the Company could earn during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. Additionally, the initial term of the Hub Services agreement was extended for an additional year, expiring August 15, 2007. In 2006, the base mark-up reverted to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive will revert to the previous level of approximately

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

0.54%. The amendment did not change the annual cost and service-related incremental mark-up opportunities under the Hub Services agreement. The Hub Services agreement, as amended, continues to allow DHL to terminate specific services upon providing at least sixty-days notice. The amendment did not affect the mark-up or the term of the ACMI agreement, incepted on August 15, 2003, which is for seven years and automatically renews for an additional three years unless a one-year notice of non-renewal is given.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of FIN 48; at this time, management believes that its effect on the Company’s consolidated financial position or results of operations will be less than $1.0 million. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Accounting,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008.

NOTE C—DHL TRANSACTIONS

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for DHL were $1.2 billion, $1.4 billion and $1.2 billion for 2006, 2005 and 2004, respectively.

The Company’s balance sheet included the following balances related to revenue transactions with DHL (in thousands):

	December 31
Asset (Liabilities)	2006	2005
Accounts receivable	$2,680	$10,574
Accounts payable	(392)	(395)
Unearned revenue	(2,607)	(4,151)

Net asset (liability)	$(319)	$6,028

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

As specified in the two commercial agreements with DHL, the Company is advanced funds on the first business day of each week for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects the portion of a scheduled payment from DHL that relates to revenues earned in the next year. Accounts receivable is primarily from the revenues earned under the commercial agreements. Accounts payable is interest payable on the promissory note. The Company’s expenses during 2006 and 2005 included approximately $2.0 million of lease expense for facilities at the DHL Air Park.

NOTE D—COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	December 31
	2006	2005	2004
Net income applicable to common stockholders	$90,054	$30,312	$36,973

Weighted-average shares outstanding for basic earnings per share	58,270	58,270	58,270
Common equivalent shares:
Effect of stock-based compensation awards	133	205	—

Weighted-average shares outstanding assuming dilution	58,403	58,475	58,270

Basic earnings per share	$1.55	$0.52	$0.63

Diluted earnings per share	$1.54	$0.52	$0.63

Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 268,900 shares and 114,700 shares of restricted stock for 2006 and 2005, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.

NOTE E—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. Marketable securities of approximately $5.4 million and $4.4 million at December 31, 2006 and 2005, respectively, contractually mature after one year and are included in other assets within the Company’s consolidated balance sheets. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	December 31,
	2006	2005
Obligations of U.S. Government Agencies	$9,480	$12,977
Obligations of U.S. Corporations	11,336	7,052

Total marketable securities	$20,816	$20,029

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

NOTE F—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Aircraft and flight equipment	$685,652	$601,982
Maintenance and support equipment	48,602	47,136
Vehicles and other equipment	1,725	2,192
Leasehold improvements	849	147

	736,828	651,457
Accumulated depreciation and amortization	(278,190)	(269,812)

Property and equipment, net	$458,638	$381,645

Property and equipment includes $36.9 million and $35.4 million of property held under capital leases at December 31, 2006 and 2005, respectively, and accumulated depreciation and amortization includes $8.6 million and $5.9 million for property held under capital leases as of December 31, 2006 and 2005, respectively.

In November 2004, DHL notified the Company of its plans to remove aircraft from service. In 2005, DHL removed seven aircraft and in August 2006, DHL removed 21 more from service to complete its November 2004 plan. Several of these aircraft had previously been placed in back-up status since September of 2005, when DHL consolidated its air hub operations from Cincinnati into its main, ABX-managed hub in Wilmington, Ohio, eliminating redundant air routes. The August 2006 reduction of 21 aircraft brought to 28 (fourteen DC-8s and fourteen DC-9s) the total number of aircraft released from service under the ACMI agreement since November 2004. DHL is continuing to fund depreciation for eight of the DC-9s that were removed through their remaining depreciable lives in August 2010. The Company will use the engines on these eight DC-9 aircraft to support the remaining 59 DC-9 aircraft that the Company has in service to DHL.

Under the ACMI agreement with DHL, the Company had the option to put each of the other aircraft to DHL at the lower of their fair value or net book value. After having the aircraft appraised, management decided to exercise the put provision on only one aircraft. Instead, the Company is marketing the remaining aircraft to part dealers and private operators, using aircraft for spare parts or, in some cases, operating aircraft as service back-ups or for other customers.

The removal of aircraft from service to DHL constituted an event requiring the Company to evaluate the recoverability of the carrying value of those aircraft removed from the ACMI agreement. In accordance with SFAS 144, ABX recorded an impairment charge of $0.3 million during the quarter ended September 30, 2006 for the excess of the carrying value of the aircraft over their fair value less cost to sell. The charge is reflected in other operating expenses on the statement of operations and is reflected in the DHL reportable segment.

NOTE G—INCOME TAXES

As of December 31, 2005, the Company had a valuation allowance against its net deferred tax assets of $67.1 million. In the fourth quarter of 2006, the Company reached certain milestones and determined that it was more likely than not that all the net deferred tax assets would be realized prior to their expiration. This determination was based upon the Company’s projection of taxable income, as well as the Company’s earnings history since 2003. Accordingly, the full valuation allowance was reversed during 2006, resulting in a net income tax benefit for the year ended December 31, 2006.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

At December 31, 2006, the Company had cumulative net operating loss carryforwards for federal income tax purposes of approximately $143.9 million, which begin to expire in 2022. The deferred tax asset balance includes $2.9 million related to state net operating loss carryforwards (“NOL CFs”), which have remaining lives ranging from 4 to 20 years. These net operating loss carryforwards are attributable to excess tax deductions related to the accelerated tax depreciation of fixed assets.

In June 2005, the State of Ohio enacted comprehensive tax reform. The Ohio Corporate Franchise tax will be phased out over the next five years and replaced by a gross receipts tax. As a result, the Company reduced the deferred tax assets, including the Ohio state franchise tax NOL CFs, of approximately $6.5 million in 2005, since the Company concluded these assets would not be realized within the applicable phase-out period. These deferred tax assets were already reserved by the valuation allowance. Therefore the reduction did not impact 2005 income from continuing operations.

The components of the deferred income tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred income tax assets:
Net operating loss carryforward	$52,774	$51,478
Capital and operating leases	25,304	28,318
Post-retirement employee benefits	73,908	20,118
Employee benefits other than postretirement	8,472	7,695
State taxes	—	323
Other	3,612	2,577

Deferred income tax assets	164,070	110,509
Valuation allowance	—	(67,062)

Net deferred income tax assets	164,070	43,447
Deferred income tax liabilities:
Accelerated depreciation and impairment charges	(61,874)	(43,447)
State taxes	(481)	—

Net deferred income tax asset	$101,715	$—

The following summarizes the components of the income tax provision (benefit) (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current taxes:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred taxes:
Federal	(52,022)	—	—
State	(2,019)	—	—

	(54,041)	—	—

Total income tax benefit	$(54,041)	$—	$—

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income from continuing operations before taxes. Reconciliation of these differences is as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(1.4)%	(1.6)%	(3.9)%
Tax effect of non-deductible expenses	(2.1)%	(4.2)%	(1.6)%
Increase/(decrease) in federal NOL CF	0.8%	(0.6)%	24.9%
Elimination of Ohio state NOL CF and deferred tax assets	0.0%	(13.9)%	0.0%
Increase in state NOL CF and state deferred tax assets	1.1%	0.0%	17.9%
Other	0.7%	0.0%	0.0%
Change in valuation allowance	186.0%	55.3%	(2.3)%

Effective income tax benefit rate	150.1%	0.0%	0.0%

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

	December 31,
	2006	2005
Promissory note due to DHL	$92,276	$92,276
Capital lease obligations	73,551	80,908
Aircraft loans	34,704	—

Total long-term obligations	200,531	173,184
Less: current portion	(11,413)	(8,612)

Total long-term obligations, net	$189,118	$164,572

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are for five Boeing 767 aircraft, and consist of two different leases, both expiring in 2011 with an option to extend into 2017. The capital lease payments for three of the five aircraft include quarterly principal and variable interest of LIBOR plus 2.50% (7.86% at December 31, 2006). The capital lease for the other two Boeing 767 aircraft carries a fixed implicit interest rate of 8.55%. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft. The aircraft loans are collateralized by the financed aircraft, are due in 2016 and bear interest at rates from 6.88% to 7.07% per annum payable monthly.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

The scheduled annual principal payments on long-term debt as of December 31, 2006 for the next five years are as follows (in thousands):

Principal Payments
2007	$11,413
2008	12,343
2009	13,343
2010	14,435
2011	12,450

$63,984

The Company has a $45.0 million credit facility through a syndicated credit agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one, two or three-month LIBOR, at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of December 31, 2006, the unused credit facility totaled $35.1 million, net of outstanding letters of credit of $9.9 million. There were no borrowings outstanding under the credit agreement.

Under the credit agreement, the Company is subject to other expenses, covenants and warranties that are usual and customary. The agreement stipulates events of default and contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, and certain other transactions as defined in the agreement. The credit agreement contains covenants restricting the level of annual capital expenditures. The agreement was amended to exclude from the covenants capital expenditures for the twelve aircraft modifications described below, beginning in 2005. The unsecured promissory note and the credit facility agreement restrict the Company from paying dividends on its common stock in excess of $1.0 million annually.

NOTE I—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under various long-term operating lease agreements. The Company subleases portions of the DHL Air Park from DHL. The term of the lease expires at the end of the transition period that follows termination of the ACMI agreement. The annual rent payable by the Company under the lease is approximately $2.0 million and is reimbursed by DHL without mark-up. Payments on operating leases, including rents payable to DHL, were $5.6 million, $4.4 million and $3.6 million for the years ended 2006, 2005 and 2004, respectively.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

Lease commitments under long-term capital and operating leases at December 31, 2006, are as follows (in thousands):

	Capital Leases	Operating Leases
2007	$15,698	$5,699
2008	15,606	5,423
2009	15,503	3,969
2010	15,381	2,234
2011	12,124	535
2012 and beyond	25,503	1,548

Total minimum lease payments	$99,815	$19,408

Less: interest	26,264

Principal obligations	$73,551

Commitments

In 2005, the Company reached an agreement with Delta Airlines, Inc. (“Delta”) committing the Company to purchase twelve Boeing 767 aircraft from Delta through 2008. The Company has contracted with an aircraft maintenance and modification provider to convert these aircraft from passenger to freighter configuration. As of December 31, 2006, the Company has purchased nine of the twelve aircraft and has placed four into service. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $136.2 million for the aircraft. All of these costs are expected to be incurred through the first quarter of 2008.

During the modification process, financing for the aircraft and the modification costs will be provided through the aircraft maintenance vendor and the Company’s existing cash. After the modification is complete, the Company anticipates that it may execute aircraft loans for up to six of the aircraft. These aircraft loans are expected to occur through a syndication process being arranged by the Company’s lead bank. One loan for approximately $17.0 million was executed in February 2007. Under the anticipated financing transactions, the Company would finance two more of the aircraft for approximately $17.0 million and three of the aircraft for approximately $12.0 million.

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

Department of Transportation (“DOT”) Continuing Fitness Review

The Company filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc., in August 2003. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of 2005, the DOT will determine whether the Company continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

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

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

In October of 2005, the DOJ notified the Company that the Company and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. The Company cooperated fully with the investigation. In June of 2006, a non-senior management employee of the Company entered a plea to a misdemeanor related to this matter. In July of 2006, a federal grand jury indictment was unsealed, charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. The Garcia defendants subsequently entered guilty pleas in U.S. district court in October of 2006 and were sentenced in February and March of 2007. No proceedings have been initiated against the Company. The Company believes it has adequately reserved for potential losses stemming from this matter. In the event proceedings were initiated against the Company that resulted in an adverse finding, the Company could be subjected to a financial penalty that is materially greater than the amount we have accrued and restrictions on our ability to engage in business with agencies of the U.S. Government.

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

Employees Under Collective Bargaining Agreements

As of December 31, 2006, all of the Company’s flight crewmembers were covered under a collective bargaining agreement that became amendable on July 31, 2006. The Company and representatives of the flight crewmembers have been negotiating new terms for the collective bargaining agreement. Flight crewmembers were 6.7% of the Company’s total full-time and part-time employees as of December 31, 2006.

NOTE J—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Defined Benefit and Post-retirement Healthcare Plans

The Company sponsors a qualified defined benefit plan for its pilots and a qualified defined benefit plan for its other employees that meet minimum eligibility requirements. The Company also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. The Company also sponsors a post-retirement healthcare plan which is unfunded. On September 1, 2005, the Company closed its qualified defined benefit plan to newly hired, non-flight crewmember employees. Instead, new non-flight crewmember employees will receive an annual contribution based on a fixed percentage of eligible compensation to a defined contribution plan.

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement costs. The assumptions considered most sensitive in actuarially valuing the Company’s pension obligations and determining related expense amounts are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

turnover also affect the valuations. Consideration of future medical cost trend rates is a critical assumption in valuing the Company’s post-retirement healthcare obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.

In 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 required the Company to:

•

recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the projected benefit obligation) of pension and other post-retirement benefit plans; and

•	recognize, through comprehensive income, certain changes in the funded status of a defined benefit and post-retirement plan in the year in which the changes occur.

SFAS 158 requires that the balance sheet liabilities for defined benefit plans reflect projected pension benefit obligations, which include estimates of benefits from projected salary increases in future years. The Company adopted SFAS 158 effective December 31, 2006 and the effects are shown below (in thousands). Retrospective application was not permitted.

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Incremental Effect of FASB 158 on Statement of Financial Position
Intangible pension asset	$1,951	$(1,951)	$—
Liability for pension and post-retirement health care benefits	80,294	144,082	224,376
Deferred income taxes	48,705	53,010	101,715
Total liabilities	415,506	144,082	559,588
Accumulated other comprehensive loss	(10,587)	(93,023)	(103,610)
Total stockholders’ equity	213,233	(93,023)	120,210

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

The Company measures plan assets and benefit obligations as of December 31 of each year. Information regarding the Company’s sponsored defined benefit pension plan, and post-retirement healthcare follow below (in thousands). The accumulated benefit obligation reflects pension benefit obligations based on the actual earnings and service to-date of current employees. The effect of the pension plan amendment below is a result of the Pension Protection Act of 2006, which removed the sunset provisions for the Economic Growth and Tax Relief Reconciliation Act, permanently extending benefit limits.

	Pension Plans		Post-retirement Healthcare Plans
	2006	2005	2006	2005
Accumulated benefit obligation	$414,944	$367,076	$34,121	$34,171

Change in benefit obligation
Obligation as of January 1	$533,694	$403,234	$34,171	$27,418
Service cost	38,160	29,820	2,407	1,993
Interest cost	30,023	23,405	1,920	1,581
Plan amendment	6,416	—	—	—
Plan transfers	1,278	588	—	—
Benefits paid	(7,626)	(5,845)	(543)	(419)
Actuarial (gain) loss	(30,605)	82,492	(3,834)	3,598

Obligation as of December 31	$571,340	$533,694	$34,121	$34,171

Change in plan assets
Fair value as of January 1	$297,653	$241,538	$—	$—
Actual gain on plan assets	35,573	19,067	—	—
Plan transfers	1,278	588	—	—
Employer contributions	54,207	42,306	543	419
Benefits paid	(7,626)	(5,846)	(543)	(419)

Fair value as of December 31	$381,085	$297,653	$—	$—

Funded status
Intangible asset	$—	$6,377	$—	$—
Pension liabilities	(190,255)	(70,151)	(34,121)	(19,267)
Accumulated other comprehensive loss, before income tax effect	—	21,073	—	—

Net underfunded amount recognized on the balance sheet	(190,255)	(42,701)	(34,121)	(19,267)
Unrecognized net actuarial loss	—	(171,820)	—	(14,904)
Unrecognized prior service cost	—	(21,520)	—	—

Funded status of the plans—net underfunded	$(190,255)	$(236,041)	$(34,121)	$(34,171)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit expense at December 31, 2006, are as follows (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Unrecognized prior service cost	$23,678	$—
Unrecognized net actuarial gain	120,310	9,997

	$143,988	$9,997

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

Components of Net Periodic Benefit Cost

The Company’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans are as follows (in thousands):

	Pension Plans			Postretirement Healthcare Plans
	2006	2005	2004	2006	2005	2004
Service cost	$38,160	$29,820	$26,225	$2,407	$1,993	$1,526
Interest cost	30,023	23,405	19,755	1,920	1,581	1,247
Expected return on plan assets	(25,221)	(20,482)	(16,200)	—	—	—
Net amortization and deferral	14,811	10,217	7,302	1,074	1,019	547

Net periodic benefit cost	$57,773	$42,960	$37,082	$5,401	$4,593	$3,320

The following table sets forth the amounts of unrecognized prior service cost and net actuarial loss recorded in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit expense during 2007 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$5,963	$633
Amortization of prior service cost	$4,818	—

Assumptions

Assumptions used in determining the Company’s pension obligations at December 31 were as follows:

	Pension Plans
	2006	2005	2004
Discount rate (for qualified and non-qualified plans)	5.90%	5.70%	5.85%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase (pilots)	4.50%	4.50%	4.50%
Rate of compensation increase (non-pilots)	4.00%	4.00%	4.00%

The discount rate used to determine post-retirement healthcare obligations was 5.90%, 5.70% and 5.85% at December 31, 2006, 2005 and 2004, respectively. Post-retirement healthcare plan obligations have not been funded. The healthcare cost trend rate used in measuring post-retirement healthcare benefit costs was 11% for 2006, decreasing each year by 1% until it reaches a 5% annual growth rate in 2012. The effects of a 1% increase and decrease in the healthcare cost trend rate on 2006 cost and the accumulated post-retirement benefit obligation at December 31, 2006, are shown below (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost	$507	$(407)
Effect on accumulated post-retirement benefit obligation	$3,724	$(3,028)

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

Plan Assets

The weighted-average asset allocations by asset category:

	Composition of Plan Assets on December 31,
Asset category	2006	2005
Equity securities	53%	61%
Fixed income securities	42%	39%
Real estate	5%	0%

	100%	100%

The Company uses an investment management firm to advise it in developing and executing an investment policy. The portfolio is managed with consideration for diversification, quality and marketability. The targeted asset allocation is 50% equity securities, 45% fixed income securities and 5% real estate. The investment policy permits the following ranges of asset allocation: equities – 30.5% to 69.3%; fixed income securities – 38.0% to 52.0%; real estate – 3% to 7%. Except for U.S. Treasuries, no more than 10% of the fixed income portfolio and no more than 5% of the equity portfolio can be invested in securities of any single issuer.

An actuarial firm advised the Company in developing the overall expected long-term rate of return on plan assets. The overall expected long-term rate of return was developed using various market assumptions in conjunction with the plans’ targeted asset allocation. The assumptions were based on historical market returns.

Cash Flows

In 2006, the Company made contributions to its defined benefit pension plans of $54.2 million and contributions to its post-retirement healthcare plans of $0.5 million. The Company estimates that its contributions in 2007 will be approximately $45.0 million for its defined benefit pension plans and $1.1 million for its post-retirement healthcare plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2007	$10,303	$1,135
2008	13,215	1,422
2009	15,824	1,659
2010	18,965	1,898
2011	22,391	2,036
Years 2012 to 2016	160,294	11,884

Defined Contribution Plans

The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals of up to 75% of annual compensation and by employer matching

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

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

	Year Ended December 31
	2006	2005	2004
Capital accumulation plans	$8,145	$6,998	$6,563
Profit sharing plans	1,062	1,069	1,038

Total expense	$9,207	$8,067	$7,601

NOTE K—STOCK-BASED COMPENSATION

The Company’s Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which was approved by the Company’s stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock depending on the Company’s average return on equity during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company’s stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with approximately a one-year vesting period, which will settle when the board member ceases to be a director of the Company. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Twelve Months Ended December 31, 2006		Twelve Months Ended December 31, 2005
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	264,600	$8.33	—	$—
Granted	332,400	6.61	264,600	8.33
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding at end of period	597,000	$7.37	264,600	$8.33

Vested	49,600	$7.44	—	—

The grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $6.63 and $7.79 for 2006 and 2005, respectively, the value of the Company’s stock on the date of grant. The grant-date fair value of each market condition award granted was

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

$6.55 and $9.91 for 2006 and 2005, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over one year using daily stock prices and using the following variables:

	2006	2005
Risk-free interest rate	4.71%	3.68%
Volatility	33.6%	45.2%

The Company accounts for the awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” The standard requires the Company to measure the cost of services received in exchange for stock-based awards using the grant-date fair value of the award. For the years ended December 31, 2006 and 2005, the Company recorded expense of $1.7 million and $0.7 million for stock incentive awards, respectively. The Company has assumed no forfeitures. At December 31, 2006, there was $2.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2006, 597,000 awards had been granted and were outstanding. None of the awards were convertible, and none of the restricted stock had vested as of December 31, 2006. These awards could result in a maximum number of 736,250 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2008.

NOTE L—DERIVATIVE INSTRUMENTS

The Company anticipates that it may execute financing transactions for up to six of the eight aircraft it is committed to purchase and modify through 2008. To reduce its exposure to rising interest rates before anticipated aircraft financing transactions are executed, the Company entered into forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. Under the anticipated financing transactions, the Company would finance aircraft under fixed interest rate loans based on the interest rates of the ten-year U.S. Treasury Notes. The value of the treasury locks are also based on the ten-year U.S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated loan transactions. The treasury locks are with major U.S. financial institutions and will settle in cash upon expiration. The treasury locks are timed to expire in mid-2007, near the forecasted execution dates of the anticipated financing transactions.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for the treasury locks as cash flow hedges. The treasury locks were evaluated and deemed to be highly effective as hedges at their inception and at December 31, 2006. The Company records unrealized gains or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses are recognized into earnings over the terms of the forecasted loan transactions. At December 31, 2006, any amounts of hedge ineffectiveness were not material.

The table below provides information about outstanding treasury lock instruments at December 31, 2006 (in thousands):

Expire	Notional Amount	Stated interest rate	Market value (liability)
2007	$12,000	4.750%	$(48)
2007	12,000	4.750%	(49)

	$24,000		$(97)

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

NOTE M—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes the following transactions and tax effects for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2006
Minimum pension liabilities	$13,122	$(5,127)	$7,995
Unrealized gain (loss) on marketable securities	37	(13)	24
Unrealized gain (loss) on derivative instruments	575	(207)	368
Less: Reclassification of hedging gain realized in net income	(33)	12	(21)

Other comprehensive income (loss)	$13,701	$(5,335)	$8,366

2005
Minimum pension liabilities	$(5,829)	$—	$(5,829)
Unrealized loss on marketable securities	(55)	—	(55)

Other comprehensive loss	$(5,884)	$—	$(5,884)

2004
Other comprehensive loss—minimum pension liabilities	$(7,690)	$—	$(7,690)

During the next twelve months, the Company estimates that net gains of $0.1 million from settled hedging instruments will be reclassified to net income.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

NOTE N—SEGMENT INFORMATION

The Company operates in two reportable segments. The air cargo transportation, and package handling services provided to DHL under the ACMI and Hub Services agreements are aggregated below as “DHL” (see Note A). The ACMI and charter services that the Company provides to customers other than DHL are referred to as “Charters” below. The Company’s other activities, which include contracts with the U.S. Postal Service and aircraft parts sales and maintenance services, do not constitute a reportable segment and are combined in “All other” below. The Company’s segment information for 2006, 2005 and 2004 is presented below (in thousands):

	Year Ended December 31
	2006	2005	2004
Revenues:
DHL	$1,211,870	$1,430,347	$1,175,804
Charters	24,440	13,864	16,673
All other	24,051	20,179	10,032

Total	$1,260,361	$1,464,390	$1,202,509

Depreciation and amortization expense:
DHL	$41,655	$37,776	$36,797
Charters	3,596	3,243	13
All other	409	148	7

Total	$45,660	$41,167	$36,817

Pre-tax earnings:
DHL	$22,452	$21,322	$30,203
Charters	3,704	1,138	2,525
All other	9,857	7,852	4,245

Total	$36,013	$30,312	$36,973

	December 31
	2006	2005
Assets:
DHL	$358,211	$368,733
Charters	126,682	62,392
All other	194,905	84,918

Total	$679,798	$516,043

During 2006, the Company had capital purchases of $12.1 million and $111.1 million for the DHL and Charter segments, respectively. Interest income of $4.8 million and $2.4 million is included in All other pre-tax earnings for 2006 and 2005, respectively. In 2004, interest earned on cash and cash equivalents reduced interest expense when calculating revenue under the DHL agreements. Beginning in 2005, interest earned on cash and cash equivalents is not included in the DHL revenue calculation. Interest expense of $7.3 million for 2006 and 2005 and $6.8 million for 2004 is reimbursed through the commercial agreements with DHL and included in the DHL earnings above. All other interest is included in the All other category. Cash, cash equivalents, marketable securities and deferred tax assets are reflected in Assets—All other.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three years ended December 31, 2006

For the purposes of internal reporting, the Company does not allocate overhead costs that are reimbursed by DHL to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities. Beginning with the Company’s issuance of stock awards in the second quarter of 2005, certain administration costs that are not reimbursed by DHL are allocated to the DHL segment based on segment earnings.

The Company’s international revenues were approximately $17.2 million, $12.0 million and $9.9 million for 2006, 2005 and 2004, respectively, derived primarily from international flights. All revenues for the DHL segment are attributed to U.S. operations.

NOTE O—QUARTERLY RESULTS (Unaudited)

The following is a summary of quarterly results of operations (in thousands except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Revenues	$369,165	$303,578	$281,348	$306,270
Net earnings	8,093	6,459	6,574	68,928
Weighted average shares:
Basic	58,270	58,270	58,270	58,270
Diluted	58,413	58,567	58,585	58,487
Earnings per share
Basic	$0.14	$0.11	$0.11	$1.18
Diluted	$0.14	$0.11	$0.11	$1.18

2005
Revenues	$346,594	$351,237	$369,921	$396,638
Net earnings	7,083	6,755	7,391	9,083
Weighted average shares:
Basic	58,270	58,270	58,270	58,270
Diluted	58,270	58,454	58,322	58,449
Earnings per share
Basic	$0.12	$0.12	$0.13	$0.16
Diluted	$0.12	$0.12	$0.13	$0.16

In December 2006, the Company recorded an income tax benefit of $54.0 million to reverse the remaining valuation allowance on deferred tax assets. During the fourth quarters of 2006 and 2005, the Company recognized revenues of $7.3 million and $4.7 million, respectively, for achieving annual cost-related and service goals under the ACMI and Hub Services commercial agreements with DHL. In addition, in the fourth quarter of 2005, the Company agreed to reduce revenues by $1.9 million for credits granted to DHL stemming from higher than anticipated costs since the hub consolidation in September 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer, and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

The management of ABX Air, Inc. and subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment of those criteria, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. That report follows.

March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABX Air, Inc.

Wilmington, Ohio

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting, that ABX Air, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)).

DELOITTE & TOUCHE LLP

Dayton, Ohio

March 15, 2007

ITEM 9B. OTHER INFORMATION

On March 13, 2007, the Compensation Committee of the Board of Directors approved and authorized the Company to amend the Retention Bonus Agreements, each dated August 15, 2003, between the Company and each of the following named executive officers of the Company:

Position	Named Executive Officer
President & Chief Executive Officer	Joseph C. Hete
Chief Financial Officer	Quint O. Turner
Senior Vice President, Maintenance & Engineering	Dennis A. Manibusan
Senior Vice President, Flight Operations	Robert J. Morgenfeld
Vice President, Materials Management	John A. Jessup

The executives identified above (the “Executives”) received Retention Bonus Agreements in connection with the merger of DHL Worldwide Express, B.V. with Airborne, Inc. in 2003. The Company has paid to the Executives all retention bonus amounts that were payable to them under their Retention Bonus Agreements.

The amendment to the Retention Bonus Agreements deletes in its entirety Section 7, which provided that in the event any amounts became payable to the Executive by the Company or its subsidiaries pursuant to the terms of any change in control, parachute or severance arrangement, or pursuant to the terms of any employment agreement as a result of the Executive’s termination of employment, then any amounts paid or payable under the Retention Bonus Agreement would reduce and off-set any amounts otherwise payable to the executive under that change in control, parachute, severance or employment agreement or arrangement. Section 7 further provided that, to the extent such amounts were actually paid under such other agreements contrary to the provisions of the Retention Bonus Agreement, amounts paid or payable under such Retention Bonus Agreement would be subject to reduction, set-off, counter-claim or recoupment by the Company. The amendment also obligates the Company to defend, indemnify and hold the Executive harmless from any claims arising under or in connection with Section 7 of the Retention Bonus Agreement for amounts paid or benefits received under such other agreements.

Each of the Executives is also a party to a change in control agreement with the Company, each dated August 19, 2003. The Executives’ change in control agreements provide for severance payments and benefits to the Executive in the event the Executive’s employment is terminated by the Company without cause or by the Executive for “good reason” following, or in certain circumstances prior to, a change in control of the Company. The Committee authorized the amendments to the Retention Bonus Agreements to ensure that the purpose for the change in control agreements, to give the Executives a financial incentive to remain in the employ of the Company should a change in control occur or be proposed, is not undermined by the Retention Bonus Agreements now that all retention bonuses payable under these agreements have been made.

The Committee also authorized similar amendments to the Retention Bonus Agreements with three additional officers who are not named executive officers.

The form of the amendment to the Retention Bonus Agreements is included herewith as Exhibit 10.15a. The form of Retention Bonus Agreement and change of control agreement were filed as exhibits to the Company’s Form 10-K for the year ending December 31, 2003. The Retention Bonus Agreement and Change in Control Agreements are also described in the Company’s Definitive Proxy Statement Schedule 14A filed on April 10, 2006.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is contained in part in the Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.” The information contained therein is incorporated herein by reference.

Executive Officers

The following table sets forth information about ABX’s executive officers. The executive officers serve at the pleasure of ABX’s Board of Directors.

Name	Age	Information
Joseph C. Hete	52

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

Dennis A. Manibusan	57

Senior Vice President, Maintenance and Engineering, since May 1993.

Mr. Manibusan held positions as Assistant Vice President of Engineering and Assistant Vice President of Maintenance at Alaska Airlines, Senior Director of Maintenance and Director of Line Maintenance at Continental Airlines, Director of Engineering and Technical Services and Director of Line Maintenance at Ozark Airlines before joining ABX.

Robert J. Morgenfeld	58

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

Robert D. Gray	52

Vice President, Regulatory Compliance and Government Affairs, since February 2006.

Mr. Gray was Senior Director of Regulatory Compliance and Government Affairs from 2003 to February 2006 and Senior Director of Operational Safety and Planning from 1997 to 2003. Prior to 1997, he held positions of Director of Operational Control and Manager of Crew Scheduling. He joined ABX in 1979 as a Dispatcher in the Flight Department.

W. Joseph Payne	43

Vice President, General Counsel and Secretary, since January 2004.

Mr. Payne was Corporate Secretary/Counsel from January 1999 to January 2004, and Assistant Corporate Secretary from July 1996 to January 1999. Mr. Payne joined ABX in April 1995.

Name	Age	Information
Thomas W. Poynter	59

Senior Vice President, Ground Operations, since May 1993.

Prior to May 1993, Mr. Poynter was Vice President of Ground Operations from 1989 to May 1993, Senior Director of Ground Operations from 1988 to 1989 and Director of Ground Operations from 1987 to 1988. Mr. Poynter joined ABX as Sort Manager in January 1985.

Edward P. Smethwick	62

Vice President, Air Park Services, since July 1989.

Mr. Smethwick was Senior Director of Air Park Services from 1986 to 1989 and Director of Product Support/Equipment and Property Maintenance from 1985 to 1986. He joined ABX in 1981 as Director of Product Support.

Quint O. Turner	44

Chief Financial Officer, since December 2004.

Mr. Turner was Vice President of Administration from February 2002 to December 2004. Mr. Turner was Corporate Director of Financial Planning and Accounting from 1997 to 2002. Prior to 1997, Mr. Turner held positions of Manager of Planning and Director of Financial Planning. Mr. Turner joined ABX in 1988 as a Staff Auditor.

The executive officers of the Company are appointed annually at the Board of Directors meeting held in conjunction with the annual meeting of stockholders. There are no family relationships between any directors or executive officers of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this Item is contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans as of December 31, 2006 are summarized below:

Plan	Maximum number of common shares contingently issuable (a)	Weighted average exercise prices of outstanding options, warrants, or rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
2005 Long-Term Incentive Compensation Plan	736,250	N/A	2,263,750

The 2005 Long-Term Incentive Compensation Plan was approved by shareholders in May 2005. Performance-Based Stock Units and Time-Based Restricted Stock have been awarded to employees and Time-Based Restricted Stock Units have been awarded to non-employee directors under the Plan. The awards are described in Note K of this report, Stock-Based Compensation. ABX does not have any equity compensation plans that were not approved by its shareholders.

Other responses to this Item are contained in part in the Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Voting at the Meeting,” “Stock Ownership of Management,” and “Common Stock Ownership of Certain Beneficial Owners,” and the information contained therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this Item is contained in part in the Proxy Statement for the 2007 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence,” and the information contained therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this Item is contained in the Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm,” and the information contained therein is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements

The following are filed in Part II, item 8 of this Form 10-K Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

The following consolidated financial statement schedules of the Company are included as follows:

Schedule II—Valuation and Qualifying Account

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

Articles of Incorporation

3.1	Amended and Restated Certificate of Incorporation of ABX Air, Inc. (14)

3.2	Amended and Restated Bylaws of ABX Air, Inc. (14)

Instruments defining the rights of security holders

4.1	Specimen of common stock of ABX Air, Inc. (3)

4.2	Form of Preferred Stock Rights Agreement dated the effective date of the merger, by and between ABX Air, Inc. and a rights agent. (1)

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

10.13	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee. (1)

10.14	Form of change in control agreement with CEO and each of the next four highest paid officers. (4)

10.15	Form of Retention Bonus Agreement with CEO and each of the next four highest paid officers. (4)

10.15a	Form of Amendment to Retention Bonus Agreement, filed herewith.

10.16	Director compensation fee summary. (6)

10.17	Form of Executive Incentive Compensation Plan for CEO and the next four highest paid officers. (9)

10.18	Credit Agreement, dated as of March 31, 2004. (7)

10.19	Amendment No.1-dated June 18, 2004 to the Credit Agreement dated as of March 31, 2004. (8)

10.20	Form of Long-Term Incentive Compensation plan for officers, dated July 12, 2005. (10)

10.21	Amendment to the Hub and Line-Haul Services Agreement, dated August 9, 2005. (11)

10.22	Form of Long-Term Incentive Compensation Plan for directors, dated October 4, 2005. (12)

10.23	Aircraft modification agreement with Israel Aircraft Industries, Ltd. (13)

10.24	Consent to Assignment of ACMI Service Agreement and Hub & Line-Haul Services Agreement. (13)

10.25	Agreement with DHL, dated March 15, 2006. (13)

10.26	Letter from DHL dated July 19, 2006, notifying ABX Air, Inc. of a change to the scope of services under the ACMI agreement. (14)

10.27	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (14)

10.28	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc., filed herewith.

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (6)

List of Subsidiaries

21.1	List of Subsidiaries of ABX Air, Inc. filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on May 9, 2003 with the Securities and Exchange Commission.
(2)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on June 18, 2003 with the Securities and Exchange Commission, as amended.
(3)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on July 9, 2003 with the Securities and Exchange Commission, 2003, as amended.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 with the Securities and Exchange Commission.
(5)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 25, 2004 with the Securities and Exchange Commission.
(6)	Incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.
(7)	Incorporated by reference to the Company’s 8-K filed on April 7, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004 with the Securities and Exchange Commission.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2004 with the Securities and Exchange Commission.
(10)	Incorporated by reference to the Company’s 8-K filed on July 12, 2005.
(11)	Incorporated by reference to the Company’s 8-K filed on August 9, 2005.
(12)	Incorporated by reference to the Company’s 8-K filed on October 4, 2005.
(13)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABX Air, Inc.

Signature	Title	Date

/s/ JOSEPH C. HETE Joseph C. Hete	President and Chief Executive Officer	March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ JAMES H. CAREY James H. Carey	Director and Chairman of the Board	March 16, 2007

/s/ JAMES E. BUSHMAN James E. Bushman	Director	March 16, 2007

/s/ JOHN D. GEARY John D. Geary	Director	March 16, 2007

/s/ JOSEPH C. HETE Joseph C. Hete	Director, President and Chief Executive Officer	March 16, 2007

/s/ RANDY D. RADEMACHER Randy D. Rademacher	Director	March 16, 2007

/s/ FREDERICK R. REED Frederick R. Reed	Director	March 16, 2007

/s/ JEFFREY J. VORHOLT Jeffrey J. Vorholt	Director	March 16, 2007

/s/ QUINT O. TURNER Quint O. Turner	Chief Financial Officer	March 16, 2007

ABX Air, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2006	$872,000	$27,961	$383,961	$516,000
December 31, 2005	244,000	692,349	64,349	872,000
December 31, 2004	268,500	8,827	33,327	244,000