Form 10-Q
period 2007-03-31
ABX AIR INC
filed 2007-05-09
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007

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

As of May 9, 2007, ABX Air, Inc. had outstanding 58,678,437 shares of common stock, par value $.01.

ABX AIR, INC. AND SUBSIDIARIES

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2006 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com as soon as reasonably practicable after filing with the SEC.

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended March 31
	2007	2006
REVENUES	$288,062	$369,165
OPERATING EXPENSES
Salaries, wages and benefits	157,925	164,765
Fuel	58,953	61,338
Maintenance, materials and repairs	22,872	32,638
Depreciation and amortization	11,943	11,003
Landing and ramp	9,801	7,606
Rent	2,518	2,430
Purchased line-haul and yard management	1,671	65,494
Other	13,592	14,109

	279,275	359,383
INTEREST EXPENSE	(3,163)	(2,833)
INTEREST INCOME	1,258	1,144

EARNINGS BEFORE INCOME TAXES	6,882	8,093
INCOME TAX EXPENSE	(2,615)	—

NET EARNINGS	$4,267	$8,093

EARNINGS PER SHARE
Basic	$0.07	$0.14

Diluted	$0.07	$0.14

WEIGHTED AVERAGE SHARES
Basic	58,282	58,270

Diluted	58,589	58,413

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,382	$63,219
Marketable securities available-for-sale	17,295	15,374
Accounts receivable, net of allowance of $516 in 2007 and 2006	17,060	10,365
Inventory	13,386	13,907
Prepaid supplies and other	5,764	6,395
Deferred income taxes	14,691	14,691
Aircraft and engines held for sale	2,079	2,219

TOTAL CURRENT ASSETS	107,657	126,170
Other assets	9,875	7,966
Deferred income taxes	82,070	87,024
Property and equipment, net	482,413	458,638

TOTAL ASSETS	$682,015	$679,798

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,596	$65,313
Salaries, wages and benefits	42,146	53,173
Accrued expenses	9,753	10,298
Current portion of long-term obligations	12,557	11,413
Unearned revenue	9,087	4,081

TOTAL CURRENT LIABILITIES	126,139	144,278
Long-term obligations	202,712	189,118
Post-retirement liabilities	223,657	222,587
Other liabilities	4,028	3,605
Commitments and contingencies (Note G)
STOCKHOLDERS' EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 58,678,437 and 58,539,300 shares issued and outstanding in 2007 and 2006, respectively	587	585
Additional paid-in capital	431,661	431,071
Accumulated deficit	(204,863)	(207,836)
Accumulated other comprehensive loss	(101,906)	(103,610)

TOTAL STOCKHOLDERS' EQUITY	125,479	120,210

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$682,015	$679,798

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2007	2006
OPERATING ACTIVITIES:
Net earnings	$4,267	$8,093
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,943	11,003
Pension and post-retirement amortization	2,854	—
Deferred income taxes	2,615	—
Stock-based compensation	592	258
Changes in assets and liabilities:
Accounts receivable	(6,695)	6,665
Inventory and prepaid supplies	674	(1,601)
Accounts payable	(33,006)	(24,590)
Unearned revenue	5,205	4,265
Accrued expenses, salaries, wages and benefits and other liabilities	(11,348)	(5,467)
Post-retirement liabilities	1,070	8,212
Other	2	237

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(21,827)	7,075

INVESTING ACTIVITIES:
Capital expenditures	(14,738)	(12,952)
Proceeds from the sale of property and equipment	140	—
Restricted deposits of interest-bearing funds	(4,745)	—
Proceeds from redemptions of marketable securities	4,295	1,950
Purchases of marketable securities	(3,693)	(2,075)

NET CASH USED IN INVESTING ACTIVITIES	(18,741)	(13,077)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(2,762)	(2,086)
Proceeds from borrowings on long-term obligations	17,500	—
Financing fees	(7)	(23)

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	14,731	(2,109)

NET DECREASE IN CASH	(25,837)	(8,111)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,219	69,473

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,382	$61,362

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$1,471	$1,570

Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$20,289	$10,024

See notes to consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The interim period consolidated financial statements of ABX Air, Inc. and its subsidiaries (“ABX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements and are unaudited. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2006 financial amounts are extracted from the annual audited financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries are eliminated upon consolidation.

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

Revenue Recognition

The Company derives approximately 95% of its revenues from an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub services agreement (“Hub Services agreement”) with DHL Express (USA), Inc. (“DHL”). Revenues from DHL are determined based on the expenses incurred during a period and recognized when the related services are performed. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to DHL, airport rent, ramp and landing fees, incurred under the two commercial agreements are reimbursed and included in revenues without mark-up. Beginning April 1, 2006, no mark-up was recorded on the over-the-road truck line-haul network while those operations were transitioned to DHL. Beginning May 1, 2006, the Company no longer operated the line-haul network for DHL.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement and 2.10% under the Hub Services agreement), as determined from the achievement of certain cost-related and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost-related goals and annual service goals specified in each of the two agreements. At the end of each quarter, the Company measures the achievement of quarterly goals and records any incremental revenues earned by achieving the goals during the quarter. In a similar way, the Company measures annual goals and records incremental revenues at the end of its fiscal year.

The Company derives a portion of its revenues from customers other than DHL. Charter segment revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair and technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

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

Income Taxes

Income taxes have been computed using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates.

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

Property and Equipment

Property and equipment are stated at cost, net of any impairment recorded. The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

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

The cost of modifying passenger aircraft to freighter aircraft configuration is capitalized as incurred. Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.4 million and $0.2 million for the quarters ended March 31, 2007 and 2006, respectively.

The cost of major airframe and engine overhauls on the Company’s in-service fleet, as well as routine maintenance and repairs, are charged to expense as incurred.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company has not yet evaluated the impact that SFAS 157 will have on its disclosures.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Other than marketable securities and derivative instruments already measured at fair value, the Company does not presently have any financial assets or liabilities that it would elect to measure at fair value, and, therefore, the Company expects this standard will have no impact on its financial statements. SFAS 159 will be effective for the Company’s fiscal year beginning January 1, 2008.

NOTE B—TRANSACTIONS WITH DHL

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for DHL were $273.0 million and $360.8 million for the quarter ended March 31, 2007 and 2006, respectively.

The Company’s balance sheets include the following balances related to revenue transactions with DHL (in thousands):

Assets (Liabilities):	March 31, 2007	December 31, 2006
Accounts receivable	$11,719	$2,680
Accounts payable	(1,530)	(392)
Unearned revenue	(5,919)	(2,607)

Net asset (liability)	$4,270	$(319)

The ACMI agreement has a term of seven years, expiring in August 2010. The Hub Services agreement has a term of four years, expiring in August 2007, with an automatic annual renewal, unless a ninety-day notice of non-renewal is given. The Company expects that the agreement will automatically renew in 2007 for a one-year period.

NOTE C—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. Marketable securities of approximately $2.9 million and $5.4 million as of March 31, 2007 and December 31, 2006, respectively, contractually mature after one year and are included in other assets within the Company’s consolidated balance sheets. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	March 31, 2007	December 31, 2006
Obligations of U.S. Government Agencies	$6,348	$9,480
Obligations of U.S. corporations	13,895	11,336

Total marketable securities	$20,243	$20,816

NOTE D—INCOME TAXES

The Company implemented the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation has been recorded as a $1.3 million charge to the retained earnings balance as of January 1, 2007. This amount represents the full value of the Company’s unrecognized tax benefits at January 1, 2007 and March 31, 2007 and, if recognized, would favorably impact the effective tax rate for the period of recognition. No changes to the unrecognized tax benefits are anticipated in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The returns may be subject to examination by the Internal Revenue Service (“IRS”) and other jurisdictional authorities for years ending December 31, 2003 through 2006. All federal income tax returns of the Company’s former parent, Airborne, Inc., are closed through 2000. Returns filed for calendar years 2001, 2002, and the short period ended August 15, 2003 are still subject to examination by the IRS and state jurisdictions. As part of the separation agreement between the Company and Airborne, Inc., all tax liabilities resulting from returns prior to the August 15, 2003 separation date are the responsibility of Airborne, Inc. or its successors. Any adjustments to these returns could potentially increase or decrease deferred tax assets and liabilities carried over from the separation. The Company’s 2003 U.S. federal income tax return was examined during 2006, and no changes were issued as a result of the examination.

The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense. As of January 1, 2007, no liability was recorded for interest or penalties related to income tax contingences. Income tax interest and penalty expense for prior years were minimal.

The Company’s effective tax rate for the first quarter of 2007 was 38.0%. In the first quarter of 2006, income tax expense was offset by reductions in the tax valuation allowance.

NOTE E—PROPERTY AND EQUIPMENT

At March 31, 2007, the Company’s operating fleet consisted of 100 aircraft, including 34 Boeing 767, 61 McDonnell Douglas DC-9 and five McDonnell Douglas DC-8 aircraft.

Property and equipment, to be held and used, consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Aircraft and flight equipment	$720,602	$685,652
Support equipment	48,745	48,602
Vehicles and other equipment	1,725	1,725
Leasehold improvements	913	849

	771,985	736,828
Accumulated depreciation	(289,572)	(278,190)

Property and equipment, net	$482,413	$458,638

Property and equipment included $36.9 million of property held under capitalized leases as of March 31, 2007 and December 31, 2006. Accumulated depreciation included $9.3 million as of March 31, 2007 and $8.6 million as of December 31, 2006 for capital leases.

NOTE F—LONG TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Promissory note due to DHL	$92,276	$92,276
Capital lease obligations	71,240	73,551
Aircraft loans	51,753	34,704

Total long-term obligations	215,269	200,531
Less: current portion	(12,557)	(11,413)

Total long-term obligations, net	$202,712	$189,118

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are for five Boeing 767 aircraft and consist of two different leases, both expiring in 2011 with options to extend into 2017. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (7.85% at March 31, 2007). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft. The aircraft loans are collateralized by the financed aircraft, are due in 2016 and 2017, and bear interest at rates from 6.88% to 7.07% per annum payable monthly.

The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one-, two- or three-month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of March 31, 2007, the unused credit facility totaled $35.2 million, net of outstanding letters of credit of $9.8 million. There were no borrowings outstanding under the Credit Agreement as of March 31, 2007.

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

Commitments

The Company has purchase commitments to acquire one additional Boeing 767 aircraft and has contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to standard freighter configuration. Based on the most current projections, the Company is planning to purchase one aircraft and complete the modification of seven aircraft by the end of 2007 and complete one aircraft in 2008. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $100.7 million for the aircraft, $92.6 million in the remainder of 2007 and $8.1 million in 2008.

After aircraft modifications are complete, the Company anticipates that it may execute aircraft loans for three of the aircraft. These aircraft loans are expected to occur through a syndication process being arranged by the Company’s lead bank. One loan for approximately $17.0 million was executed in April, 2007.

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

In October of 2005, the DOJ notified the Company that the Company and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. The Company cooperated fully with the investigation. In June of 2006, a non-senior management employee of the Company entered a plea to a misdemeanor related to this matter. In July of 2006, a federal grand jury indictment was unsealed, charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. The Garcia defendants subsequently entered guilty pleas in U.S. district court in October of 2006 and were sentenced in February and March of 2007. No proceedings have been initiated against the Company by the DOJ. The Company believes it has adequately reserved for potential losses stemming from the investigation. In the event proceedings were initiated against the Company that resulted in an adverse finding, the Company could be subjected to a financial penalty that is materially greater than the amount we have accrued and restrictions on our ability to engage in business with agencies of the U.S. Government.

On April 13, 2007, a former Company employee filed a complaint against the Company, a total of three current and former executives and managers of the Company, DHL, Garcia Labor Company, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court from the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. The Company is currently preparing to file an answer to the complaint. Management believes the claim is without merit.

(d) Other

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

The Company’s net periodic benefit cost for its qualified defined benefit pensions and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended March 31
	Pension Plans		Post-retirement Healthcare Plan
	2007	2006	2007	2006
Service cost	$8,924	$9,540	$546	$602
Interest cost	8,351	7,505	495	480
Expected return on plan assets	(7,950)	(6,305)	—	—
Amortization of prior service cost	1,205	1,052	—	—
Amortization of net loss	1,491	2,638	158	268

Net periodic benefit cost	$12,021	$14,430	$1,199	$1,350

During the quarter ended March 31, 2007, the Company paid $9.2 million of contributions to its defined benefit pension plans. The Company presently anticipates contributing an additional $36.8 million to fund its pension plans during the remainder of 2007 for a total of $46.0 million.

NOTE I—STOCK-BASED PAYMENTS

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

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Number of Shares	Weighted average grant date value	Number of Shares	Weighted average grant date value
Outstanding at beginning of period	597,000	$7.38	264,600	$8.33
Granted	319,100	8.13	326,600	6.61
Exercised	16,200	7.35	—	—
Cancelled	—	—	—	—

Outstanding at end of period	899,900	$7.65	591,200	$7.38

Vested	65,800	$7.42	25,600	$8.20

The grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2007 was $7.83, the value of the Company’s stock on the date of grant. The grant-date fair value of each market condition award granted in 2007 was $9.20. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 4.67%, a term of 36 months, and a volatility of 44.1% based on historical volatility over three years using daily stock prices.

For the quarters ended March 31, 2007 and 2006, the Company recorded expense of $0.6 million and $0.3 million, respectively, for stock incentive awards. At March 31, 2007, there was $3.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.7 years. As of March 31, 2007, awards totaling 916,100 had been granted and 899,900 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of March 31, 2007. These awards could result in a maximum number of 1,108,600 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2009.

NOTE J—DERIVATIVE INSTRUMENTS

The Company anticipates that it will execute financing transactions for up to three of the seven aircraft it is committed to purchase and modify through 2008. To reduce its exposure to rising interest rates before the anticipated financing transactions are executed, the Company entered into forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. Under the anticipated financing transactions, the Company would finance aircraft under fixed interest rate loans based on the interest rates of ten-year U.S. Treasury Notes. The value of the treasury locks are also based on the ten-year U. S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated loan transactions. The treasury locks are with major U.S. financial institutions and will settle in cash upon expiration. The treasury locks are timed to expire in May and July, 2007, near the forecasted execution dates of the anticipated financing transactions.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for the treasury locks as cash flow hedges. The treasury locks were evaluated and deemed to be highly effective as hedges at their inception and at March 31, 2007. The Company records unrealized gain or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses are recognized into earnings over the terms of the forecasted loan transactions. At March 31, 2007, any amounts of hedge ineffectiveness were not material.

The table below provides information about ABX’s treasury lock instruments at March 31, 2007 (in thousands):

Expire	Notional amount	Stated interest rate	Market value (liability)
2007	$12,000	4.75%	$(96)
2007	12,000	4.75%	(94)

	$24,000		$(190)

NOTE K—COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes the following transactions for the periods ended March 31, 2007 and 2006 (in thousands):

	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2007
Net income			$4,267
Other comprehensive income:
Unrealized gain on marketable securities	$12	$(5)	7
Unrealized loss on hedge derivatives	(92)	35	(57)
Reclassifications to net income:
Hedging gain realized in net income	(25)	10	(15)
Pension actuarial loss	1,491	(567)	924
Post-retirement actuarial loss	158	(60)	98
Pension prior service cost	1,205	(458)	747

Total other comprehensive income	$2,749	$(1,045)	1,704

Comprehensive income			$5,971

2006
Net income			$8,093
Other comprehensive income:
Unrealized loss on marketable securities	$(3)	$—	(3)
Unrealized gain on hedge derivatives	813	—	813

Total other comprehensive income	$810	$—	810

Comprehensive income			$8,903

NOTE L—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended March 31
	2007	2006
Net income applicable to common stockholders	$4,267	$8,093

Weighted-average shares outstanding for basic earnings per share	58,282	58,270
Common equivalent shares:
Effect of stock-based compensation awards	307	143

Weighted-average shares outstanding assuming dilution	58,589	58,413

Basic earnings per share	$0.07	$0.14

Diluted earnings per share	$0.07	$0.14

NOTE M—SEGMENT INFORMATION

The Company operates in two reportable segments. The air cargo transportation, logistics and package handling services provided to DHL under the ACMI and Hub Services agreements are aggregated below as “DHL” (see Note A). The ACMI and charter services that the Company provides outside of the ACMI agreement with DHL are referred to as “Charters” below. The Company’s other activities, which include contracts with the U.S. Postal Service and aircraft parts sales and maintenance services, do not constitute a reportable segment and are combined in “Other Activities” with interest income below (in thousands):

	Three Months Ended March 31
	2007	2006
Revenues:
DHL	$272,953	$360,812
Charters	7,045	3,850
Other Activities	8,064	4,503

Total	$288,062	$369,165

Depreciation and amortization expense:
DHL	$10,373	$9,917
Charters	1,385	1,041
Other Activities	185	45

Total	$11,943	$11,003

Pre-tax earnings:
DHL	$3,814	$5,251
Charters	990	242
Other Activities	2,078	2,600

Total	$6,882	$8,093

	March 31, 2007	December 31, 2006
Assets:
DHL	$355,683	$358,211
Charters	161,833	126,682
Other Activities	164,499	194,905

Total	$682,015	$679,798

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air, Inc. and its subsidiaries (“ABX”). The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2006.

BACKGROUND

ABX is an independent airline that provides cargo transportation and package sorting and handling services. We operate an in-service fleet of 100 aircraft as of March 31, 2007. DHL Network Operations (USA), Inc. (“DHL”) is our largest customer, constituting approximately 95% of our total revenues. Our principal airline hub and largest package sorting operations are located in Wilmington, Ohio, and we operate seventeen regional hubs for DHL.

We assess our performance and operate in two reportable segments:

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

The ACMI agreement and the Hub Services agreement have terms of seven and four years, expiring in August 2010 and August 2007, respectively. We expect that the Hub Services agreement will automatically renew in 2007 for a one-year period. Under the agreements, DHL can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub Services agreement. Additionally, DHL can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

Charter: We also offer ACMI (aircraft, crew, maintenance and insurance) and on-demand charter services to freight forwarders and other shippers. We usually charge customers based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly. At March 31, 2007, we had five Boeing 767 aircraft in charter segment service. Based on the most current projections, we are expecting to deploy seven more Boeing 767 aircraft in 2007 and one more in 2008.

As reported in May of 2007, ABX entered into an ACMI agreement to operate two Boeing 767 aircraft for All Nippon Airways Co., Ltd. (“ANA”). The two-year agreement, with an option for annual renewals, begins May 15, 2007. We will support ANA’s cargo operations throughout the Asian market, including Japan, China and Thailand.

Our other activities, which include contracts with the U.S. Postal Service (“USPS”) and aircraft parts sales and maintenance services, do not constitute reportable segments.

RESULTS OF OPERATIONS

Total revenues decreased $81.1 million to $288.1 million compared to $369.2 million in the first quarter of 2006. Revenues from the DHL contracts declined $87.9 million, including $65.3 million due to DHL assuming management of its line-haul trucking operations from ABX in May 2006 and $4.3 million due to transferring the operations of the Allentown, Pennsylvania hub facility to DHL in January 2007. DHL revenues also declined due to a generally lower level of personnel cost and aircraft maintenance expenses necessary to support the DHL network. Revenues from the charter segment and other non-DHL business activities increased $6.8 million, or approximately 81%, during the first quarter of 2007 compared to the first quarter of 2006, driven by additional Boeing 767 aircraft, USPS handling services and aircraft maintenance services.

Net earnings decreased $3.8 million, to $4.3 million for the first quarter of 2007 compared to net earnings of $8.1 million for the first quarter of 2006. Our net income declined $2.6 million for the first quarter of 2007 compared to the first quarter of 2006 due to the recording of deferred income tax expenses starting in 2007. Pre-tax earnings from DHL declined $1.4 million for the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of DHL assuming management of its line-haul trucking operations. Pre-tax earnings from our charter operations increased $0.7 million, to $1.0 million for the first quarter of 2007 compared to the first quarter of 2006 due to increased revenues. Additionally, we incurred approximately $0.5 million more interest expense and non-reimbursable business development expenses in the first quarter of 2007 compared to the first quarter of 2006.

The growth of our charter revenues reflects the strong demand for additional Boeing 767 freighter aircraft that we placed in service since the first quarter of 2006. We operated five Boeing 767 aircraft in the charter segment during the first quarter of 2007 compared to only two during the first quarter of 2006. Block hours flown for charter customers increased approximately 117% in the first quarter of 2007 compared to the first quarter of 2006. As a result, charter revenues grew $3.1 million to $7.0 million for the first quarter of 2007 compared to the first three months of 2006, while pre-tax earnings increased $0.8 million over the same periods. Charter revenues grew more slowly than block hours flown during the first quarter of 2007 due to the mix of fuel-inclusive ACMI leases and leases without fuel during the first quarters of 2007 and 2006. Fuel-inclusive flights, in which we provide customer fuel for a higher rate per block hour, accounted for approximately 20% of our charter revenues in the first quarter of 2006 and none of our flights in the first quarter of 2007. Our average chargeable rates per block hour have remained steady when adjusted for the fuel value included in fuel-inclusive lease rates.

Charter pre-tax earnings were $1.0 million, 14% of charter revenues, for the first quarter of 2007, as compared to pre-tax earnings of $0.2 million, or 6% of charter revenues, in the first quarter of 2006. As a percentage of revenues, 2007 margins improved due to the deployment of lower cost aircraft compared to the first quarter of 2006.

Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $0.6 million and $1.5 million of incremental mark-up under the ACMI and Hub Services agreements during the first quarters of 2007 and 2006, respectively. The 2007 incremental ACMI mark-up represents 100% of the maximum, cost-related incremental mark-up possible under the ACMI agreement. No incremental mark-up was realized from the Hub Services agreement in the first quarter of 2007. During the first quarter of 2006, incremental mark-up from the ACMI agreement totaled $0.7 million and incremental mark-up from the Hub Services agreement totaled $0.8 million. The decline in incremental mark-up in 2007 is primarily related to lower package volumes handled and comparatively more severe winter weather during the first quarter of 2007, which negatively impacted Hub Services cost.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the first quarter of 2007 and 2006. Any revenue earned through the achievement of annual goals is recorded in the fourth quarter.

Effective January 1, 2007, we no longer operate or manage DHL’s Allentown, Pennsylvania hub facility. The Allentown hub comprised approximately $4.3 million of ABX’s revenues and less than $0.1 million of net earnings during the first quarter of 2006. We were notified in February 2007 that DHL would take over management of the Riverside, California operation effective in June 2007. During the first quarter of 2007, the Riverside hub contributed $2.4 million in revenues and less than $0.1 million in pre-tax earnings, less than 1% of the Company’s total revenue and pre-tax earnings.

Other, non-DHL revenues increased $3.6 million to $8.1 million in the first quarter of 2007 compared to the first quarter of 2006, driven by mail handling services for the USPS and aircraft maintenance services. During 2007, margins as a percentage of revenues declined due to a revenue mix weighted more toward lower-margin mail handling compared to 2006. During the first quarter of 2006 we operated a seasonal mail center for the USPS, which was contracted for higher rates than normally earned on longer term USPS contracts. Pre-tax earnings from other non-DHL activities declined slightly during the first quarter of 2007 compared to the first quarter of 2006 due to additional expenditures for supporting and expanding non-DHL business opportunities.

A summary of our pre-tax earnings is shown below (in thousands):

	Three Months Ended March 31
	2007	2006
Revenues:
DHL Contracts
ACMI
Base mark-up	$116,087	$128,145
Incremental mark-up	648	748

Total ACMI	116,735	128,893
Hub Services
Base mark-up	81,266	148,483
Incremental mark-up	—	792

Total Hub Services	81,266	149,275
Other Reimbursable	74,952	82,644

Total DHL	272,953	360,812
Charters	7,045	3,850
Other Activities	8,064	4,503

Total Revenues	$288,062	$369,165

Expenses:
DHL Contracts
ACMI	$114,299	$126,054
Hub Services	79,888	146,863
Other Reimbursable	74,952	82,644

Total DHL	269,139	355,561
Charters	6,055	3,608
Other Activities	6,952	3,203

Total Expenses	$282,146	$362,216

Pre-tax Earnings:
DHL Contracts
ACMI	$2,436	$2,839
Hub Services	1,378	2,412
Other Reimbursable	—	—

Total DHL	3,814	5,251
Charters	990	242
Other Activities	1,112	1,300
Interest Income and Other	966	1,300

Total Pre-tax Earnings	$6,882	$8,093

Note: We do not allocate overhead costs that are reimbursed by DHL to charter and other non-DHL business activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

Salaries, wages and benefits expense decreased 4% in the first quarter of 2007 as compared to the first quarter of 2006. The reduction reflects an approximately 6% decrease in part time and full time staffing levels compared to the first quarter of 2006 and includes transferring the Allentown, Pennsylvania hub operations to DHL in January 2007.

Fuel expense decreased 4% in the first quarter of 2007 compared to the corresponding period in 2006. The decrease was driven by lower consumption of aviation fuel. The average aviation fuel price was $1.96 and $1.98 per gallon in the first quarters of 2007 and 2006, respectively. Our consumption of aviation fuel during the first quarter of 2007 declined compared to the first quarter of 2006 in conjunction with the removal of aircraft by DHL since the third quarter of 2006.

Maintenance, materials and repairs decreased 30% in the first quarter of 2007 compared to the corresponding quarter in 2006. The primary reason for the decrease was the timing of scheduled heavy maintenance work for aircraft. Our policy is to expense these maintenance costs as they are incurred. Accordingly, our aircraft maintenance expenses fluctuate from period to period due to the timing of scheduled heavy maintenance work for aircraft. During the first quarter of 2007, we processed eleven heavy maintenance checks compared to twenty-one in the corresponding period of 2006.

Depreciation and amortization expense increased 9% in the first quarter of 2007 compared to the corresponding quarter in 2006. The increase is primarily a result of five additional Boeing 767 aircraft that we placed in service since March of 2006. Our future depreciation expense will continue to be impacted by the additional Boeing 767 aircraft that we anticipate placing into service during 2007 and 2008.

Landing and ramp expense, which includes the cost of deicing chemicals, increased 29% in the first quarter of 2007 compared to the corresponding quarter in 2006. These expenses increased due to the more difficult winter weather experienced during first quarter of 2007 compared to the first quarter of 2006.

Rent expense increased $0.1 million in the first quarter of 2007 compared to the corresponding quarter of 2006 due to additional rentals for mail sorting centers we operate under contract with the USPS.

Purchased line-haul and yard management expense decreased $63.8 million, or 97%, in the first quarter of 2007 compared to the corresponding quarter in 2006. The decrease is a result of DHL assuming management of its line-haul trucking operations from ABX in May 2006. Expenses from those line-haul management operations were approximately $64.0 million during the first quarter of 2006.

Other operating expenses include pilot travel, professional fees, insurance, utilities, costs of parts sold to non-DHL customers and packaging supplies. Other operating expenses decreased by $0.5 million, or 4%, in the first quarter of 2007 compared to the corresponding quarter in 2006. The decrease is a result of lower professional fees and legal claims.

Our interest expense for the first quarter of 2007 increased $0.3 million compared to the first quarter of 2006. The increase in interest expense is a result of three Boeing 767 aircraft financed through March 31, 2007.

Interest income increased by $0.1 million in the first quarter of 2007 compared to the first quarter of 2006 due to higher short-term interest rates on our cash, cash equivalents, and marketable securities.

Our effective tax rate for the first quarter of 2007 was 38.0%. In the first quarter of 2006, income tax expense was offset by reductions in the tax valuation allowance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Aircraft commitments

Based on the most current projections, we have commitments to acquire one additional Boeing 767 aircraft and complete the modification of seven additional aircraft in 2007 and one in 2008. We have contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to standard freighter configuration. The estimated cost of the remaining aircraft purchase commitments and the anticipated modification costs approximate $100.7 million, $92.6 million in the remainder of 2007 and $8.1 million in 2008. The status of the Boeing 767 freighter aircraft available outside the ACMI agreement with DHL is shown below:

	At March 31, 2007
	In Service	In Modification	Future Deliveries	Total
Boeing 767 Freighter Aircraft	5	6	2	13

We plan to finance the cost of modifying the aircraft with existing cash and contractor-provided financing during the modification period. Upon completion of the modification, we anticipate three more aircraft will be financed through a syndication process being arranged by our lead bank, financing approximately $47.3 million. Our future operating results will be affected by the interest rates and other terms and conditions of the new borrowings.

We estimate that contributions to our qualified defined benefit pension plans will be $36.8 million for the remainder of 2007 and total $46.0 million for the year. We estimate our total pension expense, which is reimbursable under the two DHL agreements, will be $36.1 million for the remainder of 2007 for all pension plans, totaling $48.1 million for the year.

Cash flows

Net cash used for operating activities was $21.8 million for the first quarter of 2007 compared to net cash generated from operations of $7.1 million in the first quarter of 2006. During the first quarter of each year, we typically experience large payouts to vendors. Additionally, during the first quarter of 2007, our payments from DHL were lower due to a lower level of operating expenses. By comparison, during the first quarter of 2006, we collected a large receivable from DHL in addition to normal funding receipts.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $14.7 million in the first three months of 2007 compared to $13.0 million in the first three months of 2006. Our capital expenditures in the first three months of 2007 included the acquisitions of three Boeing 767 aircraft from Delta and cargo modification costs for three aircraft. In the first three months of 2006, our capital expenditures were primarily for the acquisition of three Boeing 767 aircraft and cargo modification cost for a fourth aircraft purchased in 2005. The total level of capital spending for all of 2007 is anticipated to be approximately $149.8 million compared to $89.0 million in 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $37.4 million of cash balances and $20.2 million of marketable securities. The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of March 31, 2007, the unused credit facility totaled $35.2 million, net of outstanding letters of credit of $9.8 million.

We believe that our current cash balances and forecasted cash flows provided by commercial agreements with DHL, combined with our credit facility and anticipated financing for aircraft acquisitions, will be sufficient to fund our planned operations and capital expenditures for 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an on-going basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

In addition to a base mark-up of 1.75%, both the ACMI and Hub Services agreements provide for an incremental mark-up potential above the base 1.75%, based on our achievement of specified cost and service goals. The ACMI agreement provides for a maximum potential incremental mark-up of 1.60%, with 1.35% based on cost performance and 0.25% based on service performance. The Hub Services agreement provides for a maximum potential incremental mark-up of 2.10%, with 1.35% based on cost performance and 0.75% on service performance. Both contracts call for 40% of any incremental mark-up earned from cost performance to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, a maximum mark-up of approximately 0.54% may be achieved based on quarterly results and recognized in our quarterly revenues. Up to a maximum mark-up of approximately 0.81% based on annual cost performance could be recognized during the fourth quarter, when full-year results are known. Incremental mark-up potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the Hub Services agreement) is measured annually and any revenues earned from their attainment would be recognized during the fourth quarter, when full year results are known. Management cannot predict to what degree the Company will be successful in achieving incremental mark-up.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company has not yet evaluated the impact that SFAS 157 will have on its disclosures.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115,” which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Other than marketable securities and derivative instruments already measured at fair value, the Company does not presently have any financial assets or liabilities that it would elect to measure at fair value, and therefore the Company expects this standard will have no impact on its financial statements. SFAS 159 will be effective for the Company’s fiscal year beginning January 1, 2008.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We face financial exposure to changes in interest rates. ABX’s variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is largely mitigated, however, because our interest expense for the debt with variable rate risk is marked up and charged to DHL under the ACMI agreement. The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. ABX has a portfolio of marketable securities consisting primarily of U.S. government agency obligations and U.S. corporation obligations. These securities are classified as available-for-sale and are consequently recorded at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. These financial instruments are denominated in U.S. dollars and are not held for the purpose of trading. Our market risk related to debt and marketable securities did not materially change since December 31, 2006 except for a new fixed interest rate aircraft loan described in Note F.

We anticipate that ABX will execute financing transactions for three of the remaining aircraft it is committed to purchase and modify through 2008. The financing transactions are expected to be fixed interest rate aircraft loans based on ten-year U.S. Treasury Notes. To reduce ABX’s exposure to rising interest rates before the financing transactions are executed, we entered into forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. The value of the treasury locks are also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The treasury locks are with major U.S. financial institutions and will settle in cash at the time each expires. The outstanding treasury locks are timed to expire between May 2007 and July 2007, near the forecasted execution dates of the anticipated financing transactions. See Note J for a table of treasury lock values and discussion of our accounting treatment for these hedging transactions.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer and Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in ABX’s internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, ABX’s internal control over financial reporting.

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

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. ABX cooperated fully with the investigation. In June of 2006, a non senior management employee of the Company entered a plea to a misdemeanor related to this matter. In July of 2006, a federal grand jury indictment was unsealed charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. The Garcia defendants subsequently entered guilty pleas in U.S. district court and were sentenced in February and March of 2007. No proceedings have been initiated against ABX by the DOJ. See Note G to the consolidated financial statements of this report for additional information.

On April 13, 2007, a former ABX employee filed a complaint against ABX, a total of three current and former executives and managers of ABX, DHL, Garcia Labor Company, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. ABX is currently preparing to file an answer to the complaint. Management believes the claim is without merit.

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

Item1A.    Risk Factors.

There have been no material changes from the risk factors previously disclosed in item 1A of ABX’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.

Item 5.    Other Information.

The Audit Committee of the Board of Directors has approved the services rendered by our independent auditors during the period covered by this Form 10-Q filing.

Item 6.    Exhibits.

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc., filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC., a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: May 9, 2007

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: May 9, 2007