Form 10-K/A
period 2006-12-31
ABX AIR INC
filed 2007-08-14
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

This Amendment No. 1 on Form 10–K/A amends ABX Air, Inc.’s Annual Report on Form 10–K for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007 (“the original form 10-K”). The Company is filing this amendment to its original Form 10-K to restate and amend its consolidated statements of cash flows and related financial disclosures.

The original Form 10-K did not properly classify all cash payments for capital expenditures during the year ended December 31, 2006 as investing activities. Certain accruals for capital expenditures were incorrectly classified as cash uses for operating activities. The misclassification resulted in an understatement of cash flows provided by operating activities of $10.6 million and an equal understatement of cash used in investing activities for the year ended December 31, 2006. In addition, a $2.6 million reduction in restricted cash for the year ended December 31, 2004 was incorrectly classified as a source of cash from operating activities, rather than appropriately classified as a source of cash from investing activities. The restatement does not impact the consolidated balance sheets, statements of earnings, comprehensive income, or changes in stockholders’ equity that were previously reported in the original Form 10-K.

This Form 10-K/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. Except for the foregoing amended disclosures, the information in this Form 10–K/A has not been updated to reflect events that occurred after March 16, 2007, the original filing date of our Annual Report on Form 10–K for the year ended December 31, 2006. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following Items have been amended as a result of the restatement:

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Financial Statements

Part II – Item 9A – Controls and Procedures

FORWARD LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors” starting on page 8 and “Outlook” starting on page 16.

Filings with the Securities and Exchange Commission

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding ABX Air at www.sec.gov. Additionally, our filings with the Securities and Exchange Commission, including annual reports on Form 10-K/A, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com as soon as reasonably practicable after filing with the SEC.

ABX AIR, INC. AND SUBSIDIARIES

2006 FORM 10-K/A ANNUAL REPORT

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

Restatement

The following Management’s Discussion and Analysis gives effect to the restatement of the accompanying consolidated statements of cash flows for the years ended December 31, 2006 and 2004 as discussed in Note P to the consolidated financial statements included in Item 8.

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

The removal of aircraft from service to DHL required us to evaluate the recoverability of the carrying value of those aircraft removed from the ACMI agreement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We recorded an impairment charge of $0.3 million in 2006 for the excess of the carrying value of the aircraft over their fair value less cost to sell. The charge is reflected under the ACMI expenses but is not reimbursed by DHL.

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

Non-DHL ACMI/Charters

Our revenues from non-DHL ACMI/charter services were $24.4 million in 2006 compared to $13.9 million in 2005. Contributing to the higher revenues in 2006 was high utilization of the Boeing 767 freighter aircraft we operated for customers other than DHL. Early in 2005, we reached an agreement with DHL to temporarily defer two Boeing 767 freighter aircraft from DHL service and instead deploy the aircraft in our non-DHL charter operations for a twelve-month period. As a result, during the twelve months, the depreciation, maintenance and other operating costs associated with the aircraft were borne by ABX and not reimbursed by DHL under the ACMI agreement. By mid-2006, we deployed two newly modified Boeing 767 cargo aircraft into our non-DHL charter business, allowing us to return the two 767s previously deferred to service for DHL. By the end of 2006, we had deployed two additional newly modified Boeing 767 aircraft into service for our non-DHL charter operations, bringing the total to four. Our earnings from non-DHL ACMI/charter were $3.7 million in 2006 compared to $1.1 million in 2005. Our non-DHL charter earnings in the first half of 2005 were hampered by low utilization and higher fixed costs while we transitioned the 767 freighters into non-DHL service.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Operating cash flows were $65.0 million, $119.1 million and $54.5 million for 2006, 2005 and 2004, respectively. Our operating cash flows are primarily a function of aircraft depreciation expense reimbursed by DHL and the mark-up earned under our commercial agreements with DHL. Net operating cash flows declined primarily to pay vendors for accrued charges from 2005. The decline in operating cash flows reflects the lower level of line-haul and contracted labor expenses during 2006 compared to 2005. Additionally, during the first half of 2005, ABX collected a large receivable from DHL associated with 2004 revenues.

Capital Expenditures

Total capital expenditures were $99.6 million in 2006 compared to $60.7 million and $73.7 million in 2005 and 2004, respectively. Our capital expenditures in 2006 included the acquisitions of eight Boeing 767 aircraft from Delta and cargo modification costs for nine aircraft. In 2005, our capital expenditures were primarily for two Boeing 767 aircraft that were undergoing freighter modification at that time. During 2005 and 2004, we acquired one and two Boeing 767 aircraft, respectively, and modified the aircraft into cargo configurations. During 2006 we completed four Boeing 767 cargo modifications, in 2005 we completed three, and in 2004 we completed two.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any unconsolidated SPE transactions.

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

As discussed in Note A to the consolidated financial statements, the Company’s principal customer accounts for substantially all of the Company’s revenue. The Company’s financial security is dependent on its relationship with its customer.

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

As discussed in Note J to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87,88, 106, and 132(R)), effective December 31, 2006.

As discussed in Note P, the accompanying 2006 and 2004 financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007, (August 13, 2007 as to the effects of the material weakness described in management’s Report on Internal Control over Financial Reporting, as revised) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Dayton, Ohio

March 15, 2007 (August 13, 2007 as to the effects of the restatement discussed in Note P)

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

ABX AIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	(As restated, see Note P) 2006	2005	(As restated, see Note P) 2004

OPERATING ACTIVITIES:
Net earnings	$90,054	$30,312	$36,973
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income tax benefit	(54,041)	—	—
Depreciation and amortization	45,660	41,167	36,817
Stock-based compensation	1,734	702	—
Other	(1,491)	(55)	(26)
Changes in assets and liabilities:
Accounts receivable	5,411	38,901	(49,195)
Inventory and prepaid supplies	(2,636)	(3,929)	(899)
Accounts payable	(35,722)	4,871	19,280
Unearned revenue	(318)	(3,166)	(4,736)
Accrued expenses, salaries, wages, benefits and other liabilities	7,293	4,799	10,378
Post-retirement liabilities	8,523	5,294	5,307
Other	513	215	635

NET CASH PROVIDED BY OPERATING ACTIVITIES	64,980	119,111	54,534

INVESTING ACTIVITIES:
Capital expenditures	(99,565)	(60,685)	(73,668)
Proceeds from the sale of property and equipment	3,095	466	—
Proceeds from redemptions of marketable securities	17,151	4,250	—
Purchases of marketable securities	(17,909)	(24,362)	—
Reduction in restricted cash	—	—	2,640

NET CASH USED IN INVESTING ACTIVITIES	(97,228)	(80,331)	(71,028)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(8,959)	(7,953)	(7,333)
Proceeds from borrowings on long-term obligations	35,000	—	—
Financing fees	(47)	(103)	(525)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,994	(8,056)	(7,858)

NET INCREASE (DECREASE) IN CASH	(6,254)	30,724	(24,352)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	69,473	38,749	63,101

CASH AND CASH EQUIVALENTS AT END OF YEAR	$63,219	$69,473	$38,749

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$10,904	$10,251	$9,440

Income taxes paid	$—	$—	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$33,529	$10,562	—

Capital leases	$1,306	$—	$—

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

Cash and Cash Equivalents

The Company classifies short term, highly liquid investments with maturities of three months or less at the time of purchase as cash and cash equivalents. These investments are recorded at cost, which approximate fair value.

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

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or fair value less the cost to sell and have been classified as aircraft and engines held for sale.

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

Fair Value Information

The carrying amounts for accounts receivable and current liabilities approximate fair value. The fair value of the Company’s fixed rate debt obligations was approximately $1.1 million less than the carrying value, which was $156.5 million at December 31, 2006

Revenue Recognition

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained under audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of FIN 48; at this time, management believes that its effect on the Company’s consolidated financial position or results of operations will be less than $1.0 million. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings in the first quarter of 2007.

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post- retirement Healthcare Benefits
2007	$10,303	$1,135
2008	13,215	1,422
2009	15,824	1,659
2010	18,965	1,898
2011	22,391	2,036
Years 2012 to 2016	160,294	11,884

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

The grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $6.63 and $7.79 for 2006 and 2005, respectively, the value of the Company’s stock on the date of grant. The grant-date fair value of each market condition award granted was $6.55 and $9.91 for 2006 and 2005, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over one year using daily stock prices and using the following variables:

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

NOTE P—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s original Form 10-K, the Company’s management determined that the consolidated statement of cash flows for the year ended December 31, 2006 did not properly classify certain payments made for capital expenditures as investing activities. Rather, such payments were reflected as operating activities. This misclassification resulted in an understatement of cash flows provided by operating activities and an equal understatement of cash flows used by investing activities. As a result, the consolidated statement of cash flows for the year ended December 31, 2006 has been restated to correct this error. In addition, the consolidated statement of cash flows for the year ended December 31, 2004 has been restated to reflect the reduction in restricted cash as a source of cash from investing activities rather than a source of cash from operating activities. This restatement does not impact the Company’s previously reported consolidated balance sheets, statements of earnings, comprehensive income, or changes in stockholders’ equity.

The following table shows the previously reported, adjustments and restated amounts for those line items in the Company’s previously reported consolidated statements of cash flows (in thousands):

	Year ended December 31, 2006
	Previously reported	Adjustments	Restated
Changes in accounts payable	$(46,284)	$10,562	$(35,722)
Net cash provided by operating activities	54,418	10,562	64,980

Capital expenditures	(89,003)	(10,562)	(99,565)
Net cash used in investing activities	(86,666)	(10,562)	(97,228)

	Year ended December 31, 2004
	Previously reported	Adjustments	Restated
Restricted cash	$2,640	$(2,640)	—
Net cash provided by operating activities	57,174	(2,640)	54,534

Reduction in restricted cash	—	2,640	2,640
Net cash used in investing activities	(73,668)	2,640	(71,028)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

As disclosed in the Company’s original 10-K filing for the period ended December 31, 2006, the Company had previously carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures and had previously concluded that such disclosure controls and procedures were effective. Subsequent to the Company’s original 10-K filing, the Company has restated its consolidated statements of cash flows as discussed in Note P to the consolidated financial statements included with Part II, Item 8 of this report.

Evaluation of Disclosure Controls and Procedures

As a result of the restatement described above, the Company has reassessed its evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon its reassessed evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Report (the year ended December 31, 2006).

Management has concluded that as of December 31, 2006, the Company did not maintain effective controls over the preparation and review of its consolidated statement of cash flows. Specifically, the Company did not maintain effective controls to appropriately report cash spent for capital expenditures. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s consolidated statements of cash flows for 2006. Further, this control deficiency resulted in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

Management’s Annual Report on Internal Controls over Financial Reporting (as Revised)

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

Management has concluded that as of December 31, 2006, the Company did not maintain effective controls over the preparation and review of its consolidated statement of cash flows. Specifically, the Company did not maintain effective controls to appropriately report cash payments for capital expenditures. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company’s consolidated statements of cash flows for 2006. Further, if not remediated, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

The Company’s registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. That report is included below.

Changes in Internal Control over Financial Reporting

During the preparation of the consolidated statement of cash flows for the six month period ended June 30, 2007, management detected the material weakness as described above. In an effort to remediate this material weakness in the Company’s internal control over financial reporting, management has subsequently implemented a revised process to ensure that capital expenditures are properly reflected in the statement of cash flows in accordance with SFAS No. 95, “Statement of Cash Flows.” For the second quarter of 2007, the Company added additional oversight review, accounts payable roll-forward and tie-out processes to appropriately report cash paid for capital expenditures. Accordingly, management believes this process has remediated the material weakness as of the end of the six month period ended June 30, 2007.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. As further described above, management detect a material weakness in the Company’s controls to appropriately report cash paid for capital expenditures that materially affected, or was reasonably likely to materially affect, ABX’s internal control over financial reporting for the fiscal year December 31, 2006. There was no other change in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, ABX’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ABX Air, Inc.

Wilmington, Ohio

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting (as revised), that ABX Air, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management‘s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our report dated March 15, 2007, we expressed an unqualified opinion on management‘s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2006. As described in the following paragraph, the Company subsequently identified material misstatements in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company‘s internal control over financial reporting as of December 31, 2006, expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company did not maintain effective controls to appropriately report cash spent for capital expenditures in its consolidated statement of cash flows. This material weakness resulted in the restatement of the Company‘s previously issued financial statements as described in Note P to the consolidated financial statements. This deficiency was determined to be a material weakness, based upon the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency and the lack of other mitigating controls. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 (as restated), of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 (August 13, 2007 as to the effects of the restatement discussed in Note P) expressed an unqualified opinion on those financial statements and financial statement schedules.

Dayton, Ohio

March 15, 2007 (August 13, 2007 as to the effect of the material weakness described in Management’s Report on Internal Controls Over Financial Reporting (as revised))

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

The following are filed in Part II, item 8 of this Form 10-K/A Annual Report:

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

ABX Air, Inc.

Signature	Title	Date

/s/ JOSEPH C. HETE Joseph C. Hete	President and Chief Executive Officer	August 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ JAMES H. CAREY James H. Carey	Director and Chairman of the Board	August 14, 2007

/s/ JAMES E. BUSHMAN James E. Bushman	Director	August 14, 2007

/s/ JOHN D. GEARY John D. Geary	Director	August 14, 2007

/s/ JOSEPH C. HETE Joseph C. Hete	Director, President and Chief Executive Officer	August 14, 2007

/s/ RANDY D. RADEMACHER Randy D. Rademacher	Director	August 2007

/s/ FREDERICK R. REED Frederick R. Reed	Director	August 14, 2007

/s/ JEFFREY J. VORHOLT Jeffrey J. Vorholt	Director	August 14, 2007

/s/ QUINT O. TURNER Quint O. Turner	Chief Financial Officer	August 14, 2007

ABX Air, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2006	$872,000	$27,961	$383,961	$516,000
December 31, 2005	244,000	692,349	64,349	872,000
December 31, 2004	268,500	8,827	33,327	244,000