Form 10-Q/A
period 2007-03-31
ABX AIR INC
filed 2007-08-14
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

This Amendment No. 1 on Form 10-Q/A amends ABX Air Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2007 (“the original Form 10-Q”). The Company has restated its previously issued financial statements as of and for the year ended December 31, 2006, and has filed an amendment to its Annual Report on Form 10K/A with the SEC on August 14, 2007.

The Company is filing this amendment to its original Form 10-Q to restate and amend its condensed consolidated statement of cash flows and related financial disclosures. The original Form 10-Q did not properly classify all cash payments for capital expenditures during the quarters ended March 31, 2007 and 2006 as investing activities. Certain payments for capital expenditures were incorrectly classified as cash uses for operating activities. The misclassification resulted in an understatement of cash flows provided by operating activities of $33.5 million during the quarter ended March 31, 2007 and an equal understatement of cash used in investing activities for the same period. During the quarter ended March 31, 2006, the misclassification resulted in an understatement of cash flows provided by operating activities of $10.6 million and an equal understatement of cash used in investing activities. This restatement does not impact the condensed consolidated balance sheets, statements of earnings, comprehensive income, or changes in stockholders equity that were previously reported in the original Form 10-Q.

This Form 10-Q/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.

Except for the foregoing amended disclosures, the information in this Form 10-Q/A has not been updated to reflect events that occurred after May 9, 2007, the original filing date of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following Items have been amended as a result of the restatement:

Part I – Item 1 – Financial Statements

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4 – Controls and Procedures

ABX AIR, INC. AND SUBSIDIARIES

Form 10-Q/A

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q/A that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2006 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

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

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

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

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,382	$63,219
Marketable securities available-for-sale	17,295	15,374
Accounts receivable, net of allowance of $516 in 2007 and 2006	17,060	10,365
Inventory	13,386	13,907
Prepaid supplies and other	5,764	6,395
Deferred income taxes	14,691	14,691
Aircraft and engines held for sale	2,079	2,219

TOTAL CURRENT ASSETS	107,657	126,170
Other assets	9,875	7,966
Deferred income taxes	82,070	87,024
Property and equipment, net	482,413	458,638

TOTAL ASSETS	$682,015	$679,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,596	$65,313
Salaries, wages and benefits	42,146	53,173
Accrued expenses	9,753	10,298
Current portion of long-term obligations	12,557	11,413
Unearned revenue	9,087	4,081

TOTAL CURRENT LIABILITIES	126,139	144,278
Long-term obligations	202,712	189,118
Post-retirement liabilities	223,657	222,587
Other liabilities	4,028	3,605
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 58,678,437 and 58,539,300 shares issued and outstanding in 2007 and 2006, respectively	587	585
Additional paid-in capital	431,661	431,071
Accumulated deficit	(204,863)	(207,836)
Accumulated other comprehensive loss	(101,906)	(103,610)

TOTAL STOCKHOLDERS’ EQUITY	125,479	120,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$682,015	$679,798

See notes to condensed consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2007	2006
	(As restated, see Note N)	(As restated, see Note N)
OPERATING ACTIVITIES:
Net earnings	$4,267	$8,093
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,943	11,003
Pension and post-retirement amortization	2,854	—
Deferred income taxes	2,615	—
Stock-based compensation	592	258
Changes in assets and liabilities:
Accounts receivable	(6,695)	6,665
Inventory and prepaid supplies	674	(1,601)
Accounts payable	523	(14,028)
Unearned revenue	5,205	4,265
Accrued expenses, salaries, wages and benefits and other liabilities	(11,348)	(5,467)
Post-retirement liabilities	1,070	8,212
Other	2	237

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,702	17,637

INVESTING ACTIVITIES:
Capital expenditures	(48,267)	(23,514)
Proceeds from the sale of property and equipment	140	—
Restricted deposits of interest-bearing funds	(4,745)	—
Proceeds from redemptions of marketable securities	4,295	1,950
Purchases of marketable securities	(3,693)	(2,075)

NET CASH USED IN INVESTING ACTIVITIES	(52,270)	(23,639)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(2,762)	(2,086)
Proceeds from borrowings on long-term obligations	17,500	—
Financing fees	(7)	(23)

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	14,731	(2,109)

NET DECREASE IN CASH	(25,837)	(8,111)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,219	69,473

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,382	$61,362

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$1,471	$1,570

Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$20,289	$10,024

See notes to condensed consolidated financial statements

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

Cash and Cash Equivalents

The Company classifies short-term, highly liquid investments with maturities of three months or less at the time of purchase as cash and cash equivalents. These investments are recorded at cost, which approximates fair value.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company has not yet evaluated the impact that SFAS 157 will have on its financial statements and related disclosures.

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

The Company’s balance sheets include the following balances related to revenue transactions with DHL (in thousands):

	March 31, 2007	December 31, 2006
Assets (Liabilities):
Accounts receivable	$11,719	$2,680
Accounts payable	(1,530)	(392)
Unearned revenue	(5,919)	(2,607)

Net asset (liability)	$4,270	$(319)

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

NOTE D—INCOME TAXES

The Company implemented the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation has been recorded as a $1.3 million charge to the retained earnings balance as of January 1, 2007. This represents the full amount of the Company’s unrecognized tax benefits at January 1, 2007 and March 31, 2007 and, if recognized, would favorably impact the effective tax rate for the period of recognition. No changes to the unrecognized tax benefits are anticipated in the next twelve months.

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

The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense. As of January 1, 2007, no liability was recorded for interest or penalties related to income tax contingencies. Income tax interest and penalty expense for prior years were minimal.

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted the Company’s motion to intervene in the case. The parties are currently in the process of preparing and filing briefs in the matter. Management believes that the NLRB's decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

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

NOTE I—STOCK-BASED COMPENSATION

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

NOTE N—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s original Form 10-Q, the Company’s management determined that the unaudited condensed consolidated statement of cash flows for the three month periods ended March 31, 2007 and 2006 did not properly classify certain payments made for capital expenditures as investing activities. Rather, such payments were reflected as operating activities. This misclassification resulted in an understatement of cash flows provided by operating activities and equal understatement of cash flows used by investing activities. As a result, the condensed consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006 have been restated to correct this error. This restatement does not impact the Company’s previously reported condensed consolidated balance sheets, statements of earnings, comprehensive income, or changes in stockholders’ equity.

The following table shows the previously reported, adjustments and restated amounts for those line items in the Company’s previously reported condensed consolidated statements of cash flows (in thousands):

	Three months ended March 31, 2007
	Previously reported	Adjustments	Restated
Changes in accounts payable	$(33,006)	$33,529	$523
Net cash (used) provided by operating activities	(21,827)	33,529	11,702

Capital expenditures	(14,738)	(33,529)	(48,267)
Net cash used in investing activities	(18,741)	(33,529)	(52,270)

	Three months ended March 31, 2006
	Previously reported	Adjustments	Restated
Changes in accounts payable	$(24,590)	$10,562	$(14,028)
Net cash provided by operating activities	7,075	10,562	17,637

Capital expenditures	(12,952)	(10,562)	(23,514)
Net cash used in investing activities	(13,077)	(10,562)	(23,639)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement

The following Management’s Discussion and Analysis gives effect to the restatement of the accompanying condensed consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006 as discussed in Note N to the condensed consolidated financial statements included in Item 1.

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

As reported in May of 2007, ABX entered into an ACMI agreement to operate two Boeing 767 aircraft for All Nippon Airways Co., Ltd. (“ANA”). The two-year agreement, with an option for annual renewals, begins May 15, 2007. We will support ANA's cargo operations throughout the Asian market, including Japan, China and Thailand.

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

A summary of our pre-tax earnings is shown below (in thousands):

	Three Months Ended March 31
	2007	2006
Revenues:
DHL Contracts
ACMI
Base mark-up	$116,087	$128,145
Incremental mark-up	648	748

Total ACMI	116,735	128,893
Hub Services
Base mark-up	81,266	148,483
Incremental mark-up	—	792

Total Hub Services	81,266	149,275
Other Reimbursable	74,952	82,644

Total DHL	272,953	360,812
Charters	7,045	3,850
Other Activities	8,064	4,503

Total Revenues	$288,062	$369,165

Expenses:
DHL Contracts
ACMI	$114,299	$126,054
Hub Services	79,888	146,863
Other Reimbursable	74,952	82,644

Total DHL	269,139	355,561
Charters	6,055	3,608
Other Activities	6,952	3,203

Total Expenses	$282,146	$362,372

Pre-tax Earnings:
DHL Contracts
ACMI	$2,436	$2,839
Hub Services	1,378	2,412
Other Reimbursable	—	—

Total DHL	3,814	5,251
Charters	990	242
Other Activities	1,112	1,300
Interest Income and Other	966	1,300

Total Pre-tax Earnings	$6,882	$8,093

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

Cash flows

Net cash generated from operating activities was $11.7 million for the first quarter of 2007 compared to net cash generated from operations of $17.6 million in the first quarter of 2006. Cash provided from operations declined compared to the previous year period due primarily to an increase in customer receivables in 2007.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $48.3 million in the first three months of 2007 compared to $23.6 million in the first three months of 2006. Our capital expenditures in the first three months of 2007 included the acquisitions of three Boeing 767 aircraft from Delta and cargo modification costs for three aircraft. In the first three months of 2006, our capital expenditures were primarily for the acquisition of three Boeing 767 aircraft and cargo modification cost for a fourth aircraft purchased in 2005. The total level of capital spending for all of 2007 is anticipated to be approximately $149.8 million compared to $99.6 million in 2006.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company has not yet evaluated the impact that SFAS 157 will have on its financial statements and related disclosures.

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

We anticipate that ABX will execute financing transactions for three of the remaining aircraft it is committed to purchase and modify through 2008. The financing transactions are expected to be fixed interest rate aircraft loans based on ten-year U.S. Treasury Notes. To reduce ABX’s exposure to rising interest rates before the financing transactions are executed, we entered into forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. The value of the treasury locks are also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The outstanding treasury locks are with major U.S. financial institutions and will settle in cash at the time each expires. The treasury locks are timed to expire between May 2007 and July 2007, near the forecasted execution dates of the anticipated financing transactions. See Note J for a table of treasury lock values and discussion of our accounting treatment for these hedging transactions.

Item 4.	Controls and Procedures

Restatement of Previously Issued Financial Statements

As disclosed in the Company’s original 10-Q filing for the period ended March 31, 2007, the Company had previously carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures and had previously concluded that such disclosure controls and procedures were effective. Subsequent to the Company’s original 10-Q filing, the Company restated its consolidated statements of cash flows for the year ended December 31, 2006 as well as the quarters ended March 31, 2007 and 2006, as discussed in Note N to the unaudited condensed consolidated financial statements included with Part I, Item 1 of this report.

Evaluation of Disclosure Controls and Procedures

As a result of the restatement described above, the Company has reassessed its evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon its reassessed evaluation, management, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Report (the three months ended March 31, 2007).

Management has concluded that as of March 31, 2007, the Company did not maintain effective controls over the preparation and review of its consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to appropriately report cash paid for capital expenditures. As a result, the Company filed Form 10K/A for 2006 on August 14, 2007 and amended its Quarterly Report on Form 10Q/A for the first quarter of 2007 to restate its unaudited condensed consolidated financial statements of cash flows for the quarters ended March 31, 2007 and 2006.

Changes in Internal Control over Financial Reporting

During the preparation of the consolidated cash flow statement for the six month period ended June 30, 2007, management detected a material weakness as described above. In an effort to remediate this material weakness in the Company’s internal control over financial reporting, management has subsequently implemented a revised process to ensure that capital expenditures are properly reflected in the statement of cash flows in accordance with SFAS No. 95, “Statement of Cash Flows.” For the second quarter of 2007, the Company added additional oversight review, accounts payable rollforward and tie-out processes to appropriately report cash paid for capital expenditures. Accordingly, management believes this process has remediated the material weakness as of the end of the six month period ended June 30, 2007.

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted ABX’s motion to intervene in the case. The parties have filed briefs in the matter, and we are currently waiting for the court to set a date for oral argument. We believe that the NLRB's decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

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

The Audit Committee of the Board of Directors has approved the services rendered by our independent registered public accounting firm during the period covered by this Form 10-Q/A filing.

Item 6.	Exhibits.

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q/A:

Exhibit No.	Description of Exhibit
10	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC., a Delaware Corporation Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete Chief Executive Officer

Date: August 13, 2007

/s/ QUINT O. TURNER
Quint O. Turner Chief Financial Officer

Date: August 13, 2007