Form 10-Q
period 2007-06-30
ABX AIR INC
filed 2007-08-14
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007

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

As of August 9, 2007, ABX Air, Inc. had outstanding 58,678,437 shares of common stock, par value $.01.

ABX AIR, INC. AND SUBSIDIARIES

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2006 Annual Report filed on Form 10-K/A with the Securities and Exchange Commission.

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.ABXAir.com as soon as reasonably practicable after filing with the SEC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
REVENUES	$281,297	$303,578	$569,359	$672,743
OPERATING EXPENSES
Salaries, wages and benefits	151,114	152,592	309,039	317,357
Fuel	61,398	69,714	120,351	131,052
Maintenance, materials and repairs	22,673	23,211	45,545	55,849
Depreciation and amortization	12,837	11,350	24,780	22,353
Landing and ramp	4,377	4,516	14,178	12,122
Rent	2,195	2,280	4,713	4,710
Purchased line-haul and yard management	1,546	18,955	3,217	84,449
Other operating expenses	15,640	12,910	29,232	27,019

	271,780	295,528	551,055	654,911
INTEREST EXPENSE	(3,403)	(2,733)	(6,566)	(5,566)
INTEREST INCOME	1,191	1,142	2,449	2,286

INCOME BEFORE INCOME TAXES	7,305	6,459	14,187	14,552
INCOME TAXES	(2,760)	—	(5,375)	—

NET EARNINGS	$4,545	$6,459	$8,812	$14,552

EARNINGS PER SHARE
Basic	$0.08	$0.11	$0.15	$0.25

Diluted	$0.08	$0.11	$0.15	$0.25

WEIGHTED AVERAGE SHARES
Basic	58,282	58,270	58,282	58,270

Diluted	58,635	58,567	58,612	58,481

See notes to condensed consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,684	$63,219
Marketable securities available-for-sale	20,450	15,374
Accounts receivable, net of allowance of $516 in 2007 and 2006	12,543	10,365
Inventory	13,434	13,907
Prepaid supplies and other	5,266	6,395
Deferred income taxes	14,691	14,691
Aircraft and engines held for sale	1,971	2,219

TOTAL CURRENT ASSETS	107,039	126,170
Other assets	14,377	7,966
Deferred income taxes	78,082	87,024
Property and equipment, net	507,923	458,638

TOTAL ASSETS	$707,421	$679,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,721	$65,313
Salaries, wages and benefits	50,650	53,173
Accrued expenses	10,283	10,298
Current portion of long-term obligations	13,684	11,413
Unearned revenue	10,474	4,081

TOTAL CURRENT LIABILITIES	129,812	144,278
Long-term obligations	215,957	189,118
Post-retirement liabilities	224,943	222,587
Other liabilities	3,931	3,605
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 58,678,437 and 58,539,300 shares issued and outstanding in 2007 and 2006, respectively	587	585
Additional paid-in capital	432,410	431,071
Accumulated deficit	(200,318)	(207,836)
Accumulated other comprehensive loss	(99,901)	(103,610)

TOTAL STOCKHOLDERS’ EQUITY	132,778	120,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$707,421	$679,798

See notes to condensed consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2007	(As restated, see Note N) 2006
OPERATING ACTIVITIES:
Net earnings	$8,812	$14,552
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,780	22,353
Pension and post-retirement amortization	5,708	—
Deferred income taxes	5,375	—
Stock-based compensation	1,341	783
Other	(100)	—
Changes in assets and liabilities:
Accounts receivable	(2,178)	10,376
Inventory and prepaid supplies	575	(89)
Accounts payable	(2,755)	(18,065)
Unearned revenue	6,592	2,428
Accrued expenses, salaries, wages and benefits and other liabilities	(2,411)	(1,179)
Post-retirement liabilities	2,356	14,781
Other	376	626

NET CASH PROVIDED BY OPERATING ACTIVITIES	48,471	46,566

INVESTING ACTIVITIES:
Capital expenditures	(92,032)	(53,933)
Proceeds from the sale of property and equipment	538	—
Restricted deposits of interest-bearing funds	(10,017)	—
Proceeds from redemptions of marketable securities	7,705	8,500
Purchases of marketable securities	(8,291)	(8,857)

NET CASH USED IN INVESTING ACTIVITIES	(102,097)	(54,290)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(5,890)	(4,222)
Proceeds from borrowings on long-term obligations	35,000	707
Financing fees	(19)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	29,091	(3,515)

NET DECREASE IN CASH	(24,535)	(11,239)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,219	69,473

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,684	$58,234

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$5,882	$5,334

Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$15,692	$10,208

See notes to condensed consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Revenue Recognition

The Company derives approximately 93% of its revenues from an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub services agreement (“Hub Services agreement”) with DHL Express (USA), Inc. (“DHL”). Revenues from DHL are determined based on the expenses incurred during a period and recognized when the related services are performed. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on a promissory note due to DHL, airport rent, ramp and landing fees, incurred under the two commercial agreements are reimbursed and included in revenues without mark-up. Beginning April 1, 2006, no mark-up was recorded on the over-the-road truck line-haul network while those operations were transitioned to DHL. Beginning May 1, 2006, the Company no longer operated the line-haul network for DHL.

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

The cost of modifying passenger aircraft to freighter aircraft configuration is capitalized as incurred. Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.9 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” (“SFAS 159”) which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Other than marketable securities and derivative instruments already measured at fair value, the Company does not presently have any financial assets or liabilities that it would elect to measure at fair value, and, therefore, the Company expects this standard will have no impact on its financial statements. SFAS 159 will be effective for the Company’s fiscal year beginning January 1, 2008.

NOTE B—TRANSACTIONS WITH DHL

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for DHL were $258.9 million and $294.8 million for the three month periods ended June 30, 2007 and 2006, respectively, and $531.8 million and $655.7 million for the six month periods ended June 30, 2007 and 2006, respectively.

The Company’s balance sheets include the following balances related to revenue transactions with DHL (in thousands):

	June 30, 2007	December 31, 2006
Assets (Liabilities):
Accounts receivable	$2,022	$2,680
Accounts payable	(379)	(392)
Unearned revenue	(7,623)	(2,607)

Net liability	$(5,980)	$(319)

The ACMI agreement has a term of seven years, expiring in August 2010 and automatically renews for an additional three years unless a one-year notice of non-renewal is given. The Hub Services agreement had an amended term of four years, expiring in August 2007, with automatic annual renewals, unless a ninety-day notice of non-renewal is given. The agreement automatically renewed in 2007 for a one-year period.

NOTE C—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. Marketable securities of approximately $1.0 million and $5.4 million as of June 30, 2007 and December 31, 2006, respectively, have an expected life of over one year and are included in other assets within the Company’s consolidated balance sheets. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	June 30, 2007	December 31, 2006
Obligations of U.S. Government Agencies	$7,600	$9,480
Obligations of U.S. corporations	13,838	11,336

Total marketable securities	$21,438	$20,816

NOTE D—INCOME TAXES

The Company implemented the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation has been recorded as a $1.3 million charge to the retained earnings balance as of January 1, 2007. This amount represents the full value of the Company’s unrecognized tax benefits at January 1, 2007 and June 30, 2007 and, if recognized, would favorably impact the effective tax rate for the period of recognition. No changes to the unrecognized tax benefits are anticipated in the next twelve months.

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

The Company’s effective tax rate for the second quarter and first six months of 2007 was approximately 38.0%. In the first six months of 2006, income tax expense was offset by reductions in the tax valuation allowance.

NOTE E—PROPERTY AND EQUIPMENT

At June 30, 2007, the Company’s operating fleet consisted of 101 aircraft, including 36 Boeing 767, 61 McDonnell Douglas DC-9 and four McDonnell Douglas DC-8 aircraft.

Property and equipment, to be held and used, consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Aircraft and flight equipment	$757,396	$685,652
Support equipment	49,099	48,602
Vehicles and other equipment	1,708	1,725
Leasehold improvements	969	849

	809,172	736,828
Accumulated depreciation	(301,249)	(278,190)

Property and equipment, net	$507,923	$458,638

Property and equipment included $36.9 million of property held under capitalized leases as of June 30, 2007 and December 31, 2006. Accumulated depreciation included $10.0 million as of June 30, 2007 and $8.6 million as of December 31, 2006 for capital leases.

NOTE F—LONG TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Promissory note due to DHL	$92,276	$92,276
Capital lease obligations	68,865	73,551
Aircraft loans	68,500	34,704

Total long-term obligations	229,641	200,531
Less: current portion	(13,684)	(11,413)

Total long-term obligations, net	$215,957	$189,118

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are primarily for five Boeing 767 aircraft and consist of two different leases, both expiring in 2011 with options to extend into 2017. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (7.86% at June 30, 2007). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft. As of June 30, 2007, the aircraft loans are collateralized by four financed aircraft, are due in 2016 and 2017 and bear interest at rates from 6.88% to 7.07% per annum payable monthly.

The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short term LIBOR (a one-, two- or three-month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of June 30, 2007, the unused credit facility totaled $35.2 million, net of outstanding letters of credit of $9.8 million. There were no borrowings outstanding under the Credit Agreement as of June 30, 2007.

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

Commitments

The Company has purchase commitments to acquire one additional Boeing 767 aircraft in 2007. Based on the most current projections, the Company is planning to complete the modification of five aircraft by the end of 2007 and complete the modification of two aircraft in 2008. The Company has contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to standard freighter configuration. The estimated costs of the remaining aircraft purchase commitments and the anticipated costs to complete the modifications approximate $74.5 million. The Company projects cash payments for aircraft purchases and modifications will be $76.5 million in 2007 and $14.0 million in 2008.

The Company anticipates that it may execute aircraft loans for four more of the aircraft as they are modified. One loan of approximately $17.5 million was executed in July 2007. These aircraft loans are expected to occur through a syndication process being arranged by the Company’s lead bank.

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

The Company’s net periodic benefit cost for its qualified defined benefit pensions and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Post-retirement Healthcare Plan		Pension Plans		Post-retirement Healthcare Plan
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$8,924	$9,540	$546	$602	$17,848	$19,080	$1,092	$1,204
Interest cost	8,351	7,505	495	480	16,702	15,010	990	960
Expected return on plan assets	(7,950)	(6,305)	—	—	(15,900)	(12,610)	—	—
Amortization of prior service cost	1,205	1,052	—	—	2,410	2,104	—	—
Amortization of net loss	1,491	2,638	158	268	2,982	5,276	316	536

Net periodic benefit cost	$12,021	$14,430	$1,199	$1,350	$24,042	$28,860	$2,398	$2,700

During the three and six month periods ended June 30, 2007, the Company paid $9.0 million and $18.2 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing an additional $26.8 million to fund its pension plans during the remainder of 2007 for a total of $45.0 million.

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

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Number of shares	Weighted average grant date value	Number of shares	Weighted average grant date value
Outstanding at beginning of period	597,000	$7.38	264,600	$8.33
Granted	319,100	8.13	332,400	6.61
Exercised	16,200	7.35	—	—
Cancelled	—	—	—	—

Outstanding at end of period	899,900	$7.65	597,000	$7.37

Vested	65,800	$7.42	25,600	$8.20

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

For the six month periods ended June 30, 2007 and 2006, the Company recorded expense of $1.3 million and $0.7 million, respectively, for stock incentive awards. At June 30, 2007, there was $3.2 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.4 years. As of June 30, 2007, awards totaling 916,100 had been granted and 899,900 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of June 30, 2007. These awards could result in a maximum number of 1,108,600 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2009.

NOTE J—DERIVATIVE INSTRUMENTS

To reduce its exposure to rising interest rates on anticipated aircraft financing transactions, the Company entered into forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. Under the anticipated financing transactions, the Company would finance aircraft under fixed interest rate loans based on the interest rates of ten-year U.S. Treasury Notes. The treasury lock was with a major U.S. financial institution and settled in cash in July 2007, near the forecasted execution date of the anticipated financing transaction. The value of the remaining treasury lock was based on the ten-year U. S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated loan transaction.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for the treasury lock as a cash flow hedge. The treasury lock was evaluated and deemed to be highly effective as a hedge at its inception and at June 30, 2007. The Company records unrealized gain or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses are recognized into earnings over the terms of the forecasted loan transactions. At June 30, 2007, any amount of hedge ineffectiveness was not material.

The table below provides information about ABX’s remaining treasury lock instrument at June 30, 2007 (in thousands):

Expire	Notional Amount	Stated Interest Rate	Market Value
2007	$12,000	4.75%	$296

NOTE K—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	Before Tax	Income Tax (Expense) Benefit	Net of Tax	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2007
Net income			$4,545			$8,812
Other comprehensive income:
Unrealized gain (loss) on marketable securities	$(20)	$8	(12)	$(8)	$3	(5)
Unrealized gain on hedge derivatives	421	(160)	261	329	(125)	204
Reclassifications to net income:
Hedging gain realized in net income	(22)	8	(14)	(47)	18	(29)
Pension actuarial loss	1,490	(566)	924	2,981	(1,133)	1,848
Post-retirement actuarial loss	159	(60)	99	317	(120)	197
Pension prior service cost	1,204	(457)	747	2,409	(915)	1,494

Total other comprehensive income	$3,232	$(1,227)	2,005	$5,981	$(2,272)	3,709

Comprehensive income			$6,550			$12,521

2006
Net income			$6,459			$14,522
Other comprehensive income:
Unrealized loss on marketable securities	$(17)	$—	(17)	$(20)	$—	(20)
Unrealized gain on hedge derivatives	1,214	—	1,214	2,027	—	2,027

Total other comprehensive income	$1,197	$—	1,197	$2,007	$—	2,007

Comprehensive income			$7,656			$16,529

NOTE L—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income applicable to common stockholders	$4,545	$6,459	$8,812	$14,552

Weighted-average shares outstanding for basic earnings per share	58,282	58,270	58,282	58,270
Common equivalent shares:
Effect of stock-based compensation awards	353	297	330	211

Weighted-average shares outstanding assuming dilution	58,635	58,567	58,612	58,481

Basic earnings per share	$0.08	$0.11	$0.15	$0.25

Diluted earnings per share	$0.08	$0.11	$0.15	$0.25

NOTE M—SEGMENT INFORMATION

The Company operates in two reportable segments. The air cargo transportation, logistics and package handling services provided to DHL under the ACMI and Hub Services agreements are aggregated below as “DHL” (see Note A). The ACMI and charter services that the Company provides outside of the ACMI agreement with DHL are referred to as “Charters” below. The Company’s other activities, which include contracts with the U.S. Postal Service and aircraft parts sales and maintenance services, do not constitute a reportable segment and are combined in “All other” with interest income. Cash, cash equivalents, marketable securities ad deferred tax assets are reflected in Assets – All other below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues:
DHL	$258,880	$294,849	$531,833	$655,661
Charters	14,162	5,401	21,207	9,251
All other	8,255	3,328	16,319	7,831

Total	$281,297	$303,578	$569,359	$672,743

Depreciation and amortization expense:
DHL	$10,472	$10,498	$20,845	$20,416
Charters	2,176	803	3,561	1,844
All other	189	49	374	93

Total	$12,837	$11,350	$24,780	$22,353

Pre-tax earnings:
DHL	$3,406	$3,641	$7,220	$8,892
Charters	2,215	704	3,205	946
All other	1,684	2,114	3,762	4,714

Total	$7,305	$6,459	$14,187	$14,552

	June 30, 2007	December 31, 2006
Assets:
DHL	$341,170	$358,211
Charters	195,239	126,682
All other	171,012	194,905

Total	$707,421	$679,798

The Company does not allocate overhead costs that are reimbursed by DHL to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

NOTE N—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s original Form 10-Q for the six months ended June 30, 2006, the Company’s management determined that the unaudited condensed consolidated statement of cash flows for the six month period ended June 30, 2006 did not properly classify certain payments made for capital expenditures as investing activities. Rather, such payments were reflected as operating activities. This misclassification resulted in an understatement of cash flows provided by operating activities and an equal understatement of cash flows used by investing activities. As a result, the condensed consolidated statement of cash flows for the six month period ended June 30, 2006 has been restated to correct this error. This restatement does not impact the Company’s previously reported condensed consolidated balance sheets, statements of earnings, comprehensive income, or changes in stockholders’ equity.

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statements of cash flows (in thousands):

	Six months ended June 30, 2006
	Previously reported	Adjustments	Restated
Changes in accounts payable	$(28,627)	$10,562	$(18,065)
Net cash provided by operating activities	36,004	10,562	46,566

Capital expenditures	(43,371)	(10,562)	(53,933)
Net cash used in investing activities	(43,728)	(10,562)	(54,290)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air, Inc. and its subsidiaries (“ABX”). The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K/A for the year ended December 31, 2006.

BACKGROUND

ABX is an independent airline that provides cargo transportation and package sorting and handling services. We operate an in-service fleet of 101 aircraft as of June 30, 2007. DHL Express (USA), Inc. (“DHL”) is our largest customer. Our principal airline hub and largest package sorting operations are located in Wilmington, Ohio, and we operate sixteen regional hubs for DHL.

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

The ACMI agreement has a term of seven years, expiring in August 2010, and the Hub Services agreement had an amended term of four years, expiring in August 2007. The Hub Services agreement automatically renews in August 2007 for a one-year period. Under the agreements, DHL can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub Services agreement. Additionally, DHL can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

Charter: We also offer ACMI (aircraft, crew, maintenance and insurance) and on-demand charter services to freight forwarders and other shippers. We usually charge customers based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly. At June 30, 2007, we had seven Boeing 767 aircraft in charter segment service. Based on the most current projections, we are expecting to deploy five more Boeing 767 aircraft in 2007 and two more in 2008.

Our other activities, which include contracts with the U.S. Postal Service (“USPS”) and aircraft parts sales and maintenance services, do not constitute reportable segments.

RESULTS OF OPERATIONS

Earnings in the second quarter of 2007 declined $1.9 million compared to the second quarter of 2006, primarily due to $2.8 million of incremental, deferred (non-cash) income tax expense. ABX began to record deferred income tax expense starting in 2007 and, accordingly, had no income tax expense for the second quarter of 2006. Pre-tax earnings in the second quarter of 2007 increased $0.8 million compared to the second quarter of 2006. The improvement in pre-tax earnings primarily reflects increased charter segment results, partially offset by increased interest expense. Total revenues decreased $22.3 million, or 7.3%, to $281.3 million for the second quarter of 2007 compared to the second quarter of 2006. The decline was primarily due to the removal of DC-9 aircraft from DHL services in August 2006 and the transition of the line-haul trucking network to DHL in May 2006. Revenue during the second quarter of 2007 was positively impacted by increased non-DHL charter flight hours, additional aircraft maintenance services and two additional USPS sorting centers added in September of 2006.

For the first half of 2007, we had net earnings of $8.8 million compared to net earnings of $14.6 million for the first half of 2006. Earnings from the first half of 2007 include a provision for deferred income tax expense of $5.4 million, compared with no such provision in 2006. Before taxes, first-half earnings declined $0.4 million, or 2.5%, to $14.2 million. Increased earnings from charter segment operations largely offset increased interest expense and declines in earnings from our DHL contracts. Total revenues decreased 15.4% to $569.4 million compared to the first half of 2006. Lower revenues from DHL, which declined 18.9%, were partially offset by increased charter segment revenues, which grew 129.2% compared to the first half of 2006.

Our earnings from the DHL segment declined $0.2 million and $1.7 million in the second quarter and first half of 2007, respectively, compared to the corresponding 2006 periods. We earned $1.3 million on revenues of $82.8 million from management of DHL’s line-haul trucking operations in the first half of 2006, prior to the transfer of those operations to DHL in May 2006. Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $0.5 million and $0.7 million of incremental mark-up under the ACMI agreement during the second quarter of 2007 and 2006, respectively. No incremental mark-up was earned under the Hub Services agreement for the second quarter of 2007 or 2006. For the first half of 2007, we earned $1.1 million under the ACMI agreement and no incremental mark-up under the Hub Services agreement compared to $1.4 million and $0.8 million of incremental mark-up under the ACMI and Hub Services agreements, respectively, in the first half of 2006. The incremental mark-up for ACMI decreased $0.2 million and $0.3 million during the second quarter and first half of 2007, respectively, compared to the corresponding 2006 periods. The incremental mark-up for the first half of 2007 under the ACMI agreement resulted from flying greater than budgeted aircraft hours during the periods, while incurring lower than budgeted aircraft maintenance expenses. The incremental mark-up under the Hub Services agreement decreased $0.8 million during the first half of 2007 compared to 2006. ABX did not earn an incremental mark-up under the Hub Services agreement in the second quarter or first half of 2007 because our costs were higher than budgeted while shipment volumes handled during the periods were below anticipated levels.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the second quarter or first half of 2007 and 2006. Any revenue earned through the achievement of annual goals is recorded in the fourth quarter.

During the second quarter and first half of 2007, our expenses for the DHL segment included approximately $0.5 million and $0.9 million for costs, allocations and administrative expenses that are not reimbursable under the two DHL agreements. Our expenses for DHL that are reimbursed without mark-up decreased $27.0 million and $34.7 million for the second quarter and first half of 2007, respectively, compared to the same 2006 periods. The reason for the majority of this decrease is the transition of the management of the line-haul trucking network to DHL in May 2006. During the period of transition in April 2006, all costs incurred by ABX to manage the network were recorded as reimbursable without mark-up.

Charter segment revenues grew 162.2% over the second quarter of 2006 to $14.2 million for the second quarter of 2007. For the first half of 2007, charter revenues grew 129.2% to $21.2 million compared to the first half of 2006. The growth of our non-DHL charter revenues reflects the deployment of five additional Boeing 767 aircraft into service since June 2006, including two aircraft contracted to All Nippon Airways Co., Ltd. (“ANA”). The two-year agreement, with an option for annual renewals, began May 15, 2007. We are supporting ANA's cargo operations throughout the Asian market, including Japan, China and Thailand. As a result of the expanded operations, our earnings included $2.2 million from charter operations for the second quarter of 2007 compared to $0.7 million for the second quarter of 2006. For the first half of 2007 and 2006, earnings from charter segment operations were $3.2 million and $0.9 million, respectively.

We expect to deploy five additional Boeing 767 aircraft into the charter segment by the end of 2007, and two more in 2008 as the freighter modifications are completed. While customer demand for these aircraft is currently strong, our operating results could be impacted by the time difference between the redelivery of a modified aircraft to us and that aircraft's deployment into revenue service. We begin to incur depreciation expense for each additional aircraft when an aircraft is ready for service. Revenue generating service may begin some time later, however, depending on satisfaction of a number of conditions, including international regulations and laws, contract negotiations, establishing flight crews, and arranging resources for aircraft handling. New customer agreements typically involve start-up expenses including those for route authorities, over fly rights, travel and other activities, and may impact future operating results, particularly as we experience a surge in aircraft deployments. We may begin to incur interest expense from incremental aircraft loans before those aircraft reach normal utilization levels.

Other, non-DHL revenues increased to $8.3 million in the second quarter of 2007 compared to $3.3 million in the second quarter of 2006. For the first half of 2007 and 2006, other, non-DHL revenues increased to $16.3 million compared to $7.8 million. Increased revenues were a result of being awarded two USPS sort center contracts in the fall of 2006 and an increase in aircraft maintenance work compared to 2006. As a result, earnings from all other, non-DHL activities increased $0.4 million and $0.2 million during the second quarter and first half of 2007, respectively, compared to the corresponding periods in 2006. Aircraft maintenance revenues continue to fluctuate and depend on hangar availability that coincides with customer maintenance schedules.

A summary of our earnings is shown below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues:
DHL
ACMI
Base mark-up	$109,800	$114,938	$225,887	$243,083
Incremental mark-up	489	683	1,137	1,431

Total ACMI	110,289	115,621	227,024	244,514
Hub Services
Base mark-up	77,428	81,081	158,694	229,564
Incremental mark-up	—	—	—	792

Total Hub Services	77,428	81,081	158,694	230,356
Other Reimbursable	71,163	98,147	146,115	180,791

Total DHL	258,880	294,849	531,833	655,661
Charters	14,162	5,401	21,207	9,251
Other Activities	8,255	3,328	16,319	7,831

Total Revenues	$281,297	$303,578	$569,359	$672,743

Expenses:
DHL
ACMI	$108,133	$113,163	$222,432	$239,217
Hub Services	76,178	79,898	156,066	226,761
Other Reimbursable	71,163	98,147	146,115	180,791

Total DHL	255,474	291,208	524,613	646,769
Charters	11,947	4,697	18,002	8,305
Other Activities	7,143	2,598	14,095	5,801

Total Expenses	$274,564	$298,503	$556,710	$660,875

Pre-tax Earnings:
DHL
ACMI	$2,156	$2,458	$4,592	$5,297
Hub Services	1,250	1,183	2,628	3,595
Other Reimbursable	—	—	—	—

Total DHL	3,406	3,641	7,220	8,892
Charters	2,215	704	3,205	946
Other Activities	1,112	730	2,224	2,030
Interest Income and Other	572	1,384	1,538	2,684

Total Pre-tax Earnings	$7,305	$6,459	$14,187	$14,552

Note: We do not allocate overhead costs that are reimbursed by DHL to charter and other non-DHL business activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

Salaries, wages and benefits expense decreased 1.0% and 2.6% during the second quarter and first half of 2007 as compared to the corresponding periods of 2006. The decrease reflects an approximately 4% decrease in part time and full time staffing levels compared to the second quarter of 2006 and includes transferring the Allentown, Pennsylvania hub operations to DHL in January 2007.

Fuel expense decreased 11.9% and 8.2% during the three and six month periods ended June 30, 2007, respectively, compared to the corresponding periods in 2006. The decrease was driven by lower consumption of aviation fuel. The average aviation fuel price was $2.20 and $2.25 per gallon in the second quarters of 2007 and 2006, respectively. Our consumption of aviation fuel during the second quarter and first half of 2007 declined compared to 2006 in conjunction with the removal of aircraft by DHL since the third quarter of 2006.

Maintenance, materials and repairs decreased 2.3% and 18.4% during the three and six month periods ended June 30, 2007, compared to the corresponding periods in 2006. The primary reason for the decrease was the timing of scheduled heavy maintenance work for aircraft. Our policy is to expense these maintenance costs as they are incurred. Accordingly, our aircraft maintenance expenses fluctuate from period to period due to the timing of scheduled heavy maintenance work for aircraft. During the first six months of 2007, we processed 25 heavy maintenance checks compared to 38 in the first six months of 2006.

Depreciation and amortization expense increased 13.1% and 10.9% during the three and six month periods ended June 30, 2007, respectively, compared to the corresponding periods in 2006. The increase is primarily a result of five additional Boeing 767 aircraft that we placed in service since June of 2006.

Landing and ramp expense, which includes the cost of deicing chemicals, decreased 3.1% during the second quarter of 2007 but increased 17.0% during the six month period ended June 30, 2007 compared to the corresponding periods in 2006. These expenses increased over the six month period due to the more difficult winter weather experienced during the first quarter of 2007 compared to the first quarter of 2006.

Purchased line-haul expense decreased 91.8% and 96.2% during the three and six month periods ended June 30, 2007, respectively, compared to the corresponding periods in 2006. The decrease is a result of DHL assuming management of its line-haul trucking operations from ABX in May 2006. Expenses from those line-haul management operations were approximately $17.5 million and $81.5 million during the three and six month periods ended June 30, 2006.

Other operating expenses include pilot travel, professional fees, insurance, utilities, cost of parts sold to non-DHL customers and packaging supplies. Other operating expenses increased by $2.7 million and $2.2 million in the second quarter and first half of 2007 compared to the corresponding periods in 2006. The increase is a result of travel and consulting fees to generate third party growth and explore business development, as well as costs to support aircraft modifications. Other operating expenses will be impacted in future quarters by professional fees to legal and financial advisors engaged to advise ABX and evaluate an indication of interest by another company to purchase all of the outstanding shares of ABX stock

Our interest expense for the second quarter of 2007 increased $0.7 million to $3.4 million compared to second quarter of 2006. Our interest expense for the first half of 2007 increased $1.0 million to $6.6 million compared to the first half of 2006. The increase in interest expense is a result of four Boeing 767 aircraft financed through June 30, 2007.

Interest income increased by less than $0.1 million and by $0.2 million during the second quarter and first half of 2007, respectively, compared to the corresponding periods of 2006 due to higher short-term interest rates on our cash, cash equivalents and marketable securities.

Our effective tax rate for the second quarter and first half of 2007 was approximately 38.0%. In the second quarter and first half of 2006, income tax expense was offset by reductions in the tax valuation allowance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Commitments

We have commitments to acquire one additional Boeing 767 aircraft and complete the modification of it and six additional aircraft. We have contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to standard freighter configuration. Based on the most current projections, we expect to place five more Boeing 767s into service by the end of 2007 and two in 2008 as modifications are completed. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $74.5 million. We project cash payments for aircraft purchases and modifications will be $76.5 million in 2007 and $14.0 million in 2008. The status of the Boeing 767 freighter aircraft available outside the ACMI agreement with DHL is shown below:

	At June 30, 2007
	In Service	In Modification	Future Deliveries	Total
Charter Segment Boeing 767 Freighter Aircraft	7	6	1	14

We plan to finance the cost of modifying the aircraft with existing cash and contractor-provided financing during the modification period. Upon completion of the modification, we anticipate four more aircraft will be financed through a syndication process being arranged by our lead bank, financing approximately $54.3 million. Our future operating results will be affected by the interest rates and other terms and conditions of the new borrowings.

We estimate that contributions to our qualified defined benefit pension plans will be $26.8 million for the remainder of 2007 and total $45.0 million for the year. We estimate our total pension expense, which is primarily reimbursable under the two DHL agreements, will be $24.1 million for the remainder of 2007 for all pension plans, totaling $48.1 million for the year.

Cash flows

Net cash generated from operating activities was $48.5 million for the first six months of 2007 compared to $46.6 million in the first half of 2006.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $92.0 million in the first six months of 2007 compared to $53.9 million in the first six months of 2006. Our capital expenditures in the first six months of 2007 included the acquisitions of four Boeing 767 aircraft and cargo modification costs for eleven aircraft. In the first six months of 2006, our capital expenditures were primarily for the acquisition of five Boeing 767 aircraft, their cargo modification costs and modification costs for an aircraft purchased in 2005. We estimate the total level of capital spending for all of 2007 will be approximately $170.7 million compared to $99.6 million in 2006. This revised estimate, updated from our Form 10-Q for the quarter ended March 31, 2007, includes the additional aircraft we expect to purchase and begin to modify in 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $38.7 million of cash and cash equivalents and $21.4 million of marketable securities. The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of June 30, 2007, the unused credit facility totaled $35.2 million, net of outstanding letters of credit of $9.8 million.

We believe our current cash balances and forecasted cash flows provided by commercial agreements with DHL and other customers, combined with our credit facility and anticipated financing for aircraft acquisitions, will be sufficient to fund our planned operations and capital expenditures for 2007.

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

We face financial exposure to changes in interest rates. ABX’s variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is largely mitigated, however, because our interest expense for the debt with variable rate risk is marked up and charged to DHL under the ACMI agreement. The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. ABX has a portfolio of marketable securities consisting primarily of U.S. government agency obligations and U.S. corporation obligations. These securities are classified as available-for-sale and are consequently recorded at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. These financial instruments are denominated in U.S. dollars and are not held for the purpose of trading. Our market risk related to debt and marketable securities did not materially change since December 31, 2006 except for new fixed interest rate aircraft loans described in Note F.

To reduce ABX’s exposure to rising interest rates on anticipated aircraft financing transactions, we entered into five forward treasury lock agreements (“treasury locks”) with a major U.S. financial institution during the first quarter of 2006. The value of the treasury locks were also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The last outstanding treasury lock was settled in cash in July 2007, near the forecasted execution date of the anticipated financing transaction. See Note J for a table of treasury lock values and discussion of our accounting treatment for these hedging transactions.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, ABX carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer and Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

During the preparation of the condensed consolidated cash flow statement for the six month period ended June 30, 2007, management detected a material weakness in the Company’s controls to appropriately report cash paid for capital expenditures. This caused restatements of the Company’s consolidated statement of cash flows for the year ended December 31, 2006 and the quarter ended March 31, 2007. For the second quarter of 2007, management implemented a revised process to ensure that capital expenditures are properly reflected in the statement of cash flows in accordance with SFAS No. 95, “Statement of Cash Flows.” Specifically, the Company has added additional oversight review controls, accounts payable roll-forward procedures and tie-out processes to appropriately report cash paid for capital expenditures. Accordingly, management believes this process has remediated the material weakness as of the end the six month period ended June 30, 2007.

There was no other change in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, ABX’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Alleged Violations of Immigration Laws

ABX reported in January of 2005 that it was cooperating fully with an investigation by the U.S. Department of Justice ("DOJ") with respect to Garcia Labor Co., Inc., ("Garcia") a temporary employment agency based in Morristown, Tennessee, and ABX’s use of contract employees that were being supplied to it by Garcia. The investigation concerns the immigration status of the Garcia employees assigned to ABX.

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

Item 1A.	Risk Factors

On June 12, 2007, DHL announced that it had acquired a 49% minority equity interest and a 24.9% voting interest in ASTAR Air Cargo Holdings, LLC (“ASTAR”), ABX’s main competitor in providing air cargo lift to DHL in the U.S., and had extended its ACMI contract with ASTAR through 2019. DHL further announced that Hans Hickler, CEO of DHL Express (USA), Inc., had joined ASTAR’s Board of Directors. On June 26, 2007, ASTAR expressed an indication of interest in acquiring all of the outstanding stock of ABX. The ABX Board of Directors, after consulting with its financial and legal advisors, rejected the proposal, stating that it did not adequately reflect the long term value of ABX’s business plan, and it did not compensate ABX shareholders for any synergies that could be garnered if ABX and ASTAR were combined. The trading price of ABX’s stock may fluctuate due to market speculation about possible buyout offers or the absence of such buyout offers.

There have been no other material changes from the risk factors previously disclosed in item 1A of ABX’s 2006 Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on March 16, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 9, 2007, the Company held an annual meeting of its shareholders. At the meeting, shareholders voted to elect James E. Bushman, Randy D. Rademacher and Frederick R. Reed to serve as Directors of the Company for a term of three years, ratified the appointment of Deloitte and Touche LLP as independent auditors for 2007, voted against a stockholder proposal to establish a pay-for-superior-performance standard in the Company’s executive incentive compensation plan, and voted against a stockholder proposal to limit the benefits provided under the Company’s supplemental executive retirement plan.

	Votes
Director	Received	Withheld
James E. Bushman	52,607,288	2,198,354
Randy D. Rademacher	53,490,957	1,314,685
Frederick R. Reed	53,524,112	1,281,530

	Votes Cast
Proposal	For	Against	Abstain
Ratify independent auditors	54,604,530	127,097	74,015
Establish a pay-for-superior-performance standard in executive incentive compensation plan	2,742,135	34,155,865	745,226
Limit the benefits provided under the supplemental executive retirement plan	8,174,193	28,732,921	736,112

Item 5.	Other Information

The Audit Committee of the Board of Directors has approved the services rendered by our independent registered public accounting firm during the period covered by this Form 10-Q filing.

Item 6.	Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc.(1)

10.1	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc., filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007.

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