Form 10-K/A
period 2006-12-31
ABX AIR INC
filed 2007-08-17
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends ABX Air, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007, as amended by Amendment No. 1 on Form 10-K/A filed by ABX Air on August 14, 2007 (“Amendment No. 1”). This Amendment No. 2 amends Items 8, 9A and 15 of its Form 10-K, as amended by Amendment No. 1.

The reports of the independent registered public accounting firm contained in Item 8 (on page 31) and Item 9A (on pages 57 and 58) of Amendment No. 1 did not contain the conformed signature of ABX Air’s independent registered public accounting firm, Deloitte & Touche LLP. In addition, Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm) was inadvertently omitted from Amendment No. 1.

This Amendment No. 2 includes an amended Item 8 and Item 9A to include the conformed signature of Deloitte & Touche LLP on the reports of independent registered public accounting firm and an amended Item 15 to include Exhibit 23.1. No other changes have been made to these items and, in accordance with SEC rules, all items unaffected by this Amendment No. 2 have been omitted.

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

ABX AIR, INC. AND SUBSIDIARIES

2006 FORM 10-K/A ANNUAL REPORT

		Page

PART II
Item 8.	Financial Statements and Supplementary Data	30
Item 9A.	Controls and Procedures	55

PART IV
Item 15.	Exhibits and Financial Statement Schedules	62

SIGNATURES		69

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

DELOITTE & TOUCHE LLP

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

DELOITTE & TOUCHE LLP

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

(3)	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Agreement and Plan of Merger, dated as of March 25, 2003, by and among Airborne, Inc., DHL Worldwide Express B.V. and Atlantis Acquisition Corporation (included as Appendix A to the proxy statement/prospectus which is a part of this registration statement). (1)

Articles of Incorporation

3.1	Amended and Restated Certificate of Incorporation of ABX Air, Inc. (14)

3.2	Amended and Restated Bylaws of ABX Air, Inc. (1)

Instruments defining the rights of security holders

4.1	Specimen of common stock of ABX Air, Inc. (3)

4.2	Form of Preferred Stock Rights Agreement dated the effective date of the merger, by and between ABX Air, Inc. and a rights agent. (1)

Material Contracts

10.1	Form of Master Separation Agreement dated as of the effective date of the merger, by and among Airborne, Inc., ABX Air, Inc. and Wilmington Air Park LLC. (included as Appendix B to the proxy statement/prospectus which is a part of this registration statement) (1)

10.2	Form of ACMI Service Agreement, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (Certain portions have been omitted based upon a request for confidential treatment. The nonpublic information has been filed with the Securities and Exchange Commission.) (2)

10.3	Form of Hub and Line-Haul Services Agreement dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (1)

10.4	Form of Performance Guaranty dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the Hub and Line-Haul Services Agreement. (1)

10.5	Form of Performance Guaranty dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the ACMI Service Agreement. (1)

10.6	First Non-Negotiable Promissory Note issued by ABX Air, Inc. in favor of Airborne Inc., (5)

10.7	Form of Second Non-Negotiable Promissory Note issued by ABX Air, Inc. in favor of DHL Holdings (USA), Inc. (1)

10.8	Form of Transition Services Agreement, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (1)

10.9	Form of Wilmington Airpark Sublease, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (1)

10.10	Form of Employee Matters Agreement dated as of the effective date of the merger, by and between Airborne, Inc. and ABX Air, Inc. (1)

10.11	Form of Tax Sharing Agreement dated as of the effective date of the merger, by and between Airborne, Inc. and ABX Air, Inc. (1)

10.12	Participation Agreement dated as of August 16, 2001, among ABX Air, Inc., as lessee, Mitsui & Co. Ltd., as finance lessor, Tomair LLC, as Owner Participant, and Wells Fargo Bank Northwest, National Association, as Owner Trustee. (1)

10.13	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee. (1)

10.14	Form of change in control agreement with CEO and each of the next four highest paid officers. (4)

10.15	Form of Retention Bonus Agreement with CEO and each of the next four highest paid officers. (4)

10.15a	Form of Amendment to Retention Bonus Agreement, filed herewith.

10.16	Director compensation fee summary. (6)

10.17	Form of Executive Incentive Compensation Plan for CEO and the next four highest paid officers. (9)

10.18	Credit Agreement, dated as of March 31, 2004. (7)

10.19	Amendment No.1-dated June 18, 2004 to the Credit Agreement dated as of March 31, 2004. (8)

10.20	Form of Long-Term Incentive Compensation plan for officers, dated July 12, 2005. (10)

10.21	Amendment to the Hub and Line-Haul Services Agreement, dated August 9, 2005. (11)

10.22	Form of Long-Term Incentive Compensation Plan for directors, dated October 4, 2005. (12)

10.23	Aircraft modification agreement with Israel Aircraft Industries, Ltd. (13)

10.24	Consent to Assignment of ACMI Service Agreement and Hub & Line-Haul Services Agreement. (13)

10.25	Agreement with DHL, dated March 15, 2006. (13)

10.26	Letter from DHL dated July 19, 2006, notifying ABX Air, Inc. of a change to the scope of services under the ACMI agreement. (14)

10.27	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (14)

10.28	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (15)

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (6)

List of Subsidiaries

21.1	List of Subsidiaries of ABX Air, Inc. (15)

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on May 9, 2003 with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on June 18, 2003 with the Securities and Exchange Commission, as amended.

(3)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on July 9, 2003 with the Securities and Exchange Commission, 2003, as amended.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 with the Securities and Exchange Commission.

(5)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 25, 2004 with the Securities and Exchange Commission.

(6)	Incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(7)	Incorporated by reference to the Company’s 8-K filed on April 7, 2004.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004 with the Securities and Exchange Commission.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2004 with the Securities and Exchange Commission.

(10)	Incorporated by reference to the Company’s 8-K filed on July 12, 2005.

(11)	Incorporated by reference to the Company’s 8-K filed on August 9, 2005.

(12)	Incorporated by reference to the Company’s 8-K filed on October 4, 2005.

(13)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A (Amendment No. 1), filed with the Securities and Exchange Commission on August 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABX Air, Inc.

Signature	Title	Date

/s/ JOSEPH C. HETE Joseph C. Hete	President and Chief Executive Officer	August 17, 2007