Form 10-Q
period 2007-09-30
ABX AIR INC
filed 2007-11-14
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2007

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

As of November 9, 2007, ABX Air, Inc. had outstanding 58,684,437 shares of common stock, par value $.01.

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
REVENUES	$285,964	$281,348	$855,323	$954,091
OPERATING EXPENSES
Salaries, wages and benefits	147,791	150,039	456,830	467,396
Fuel	66,154	69,253	186,505	200,305
Maintenance, materials and repairs	23,731	19,528	69,276	75,377
Depreciation and amortization	13,502	11,649	38,282	34,002
Landing and ramp	4,380	4,071	18,558	16,193
Rent	2,167	2,116	6,880	6,826
Purchased line-haul and yard management	1,432	1,879	4,649	86,328
Other operating expenses	19,555	14,641	48,787	41,660

	278,712	273,176	829,767	928,087

INTEREST EXPENSE	(3,736)	(2,832)	(10,302)	(8,398)
INTEREST INCOME	1,179	1,234	3,628	3,520

INCOME BEFORE INCOME TAXES	4,695	6,574	18,882	21,126
INCOME TAXES	(2,291)	—	(7,666)	—

NET EARNINGS	$2,404	$6,574	$11,216	$21,126

EARNINGS PER SHARE
Basic	$0.04	$0.11	$0.19	$0.36

Diluted	$0.04	$0.11	$0.19	$0.36

WEIGHTED AVERAGE SHARES
Basic	58,288	58,270	58,284	58,270

Diluted	58,750	58,585	58,658	58,543

See notes to condensed consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,640	$63,219
Marketable securities available-for-sale	16,853	15,374
Accounts receivable, net of allowance of $602 in 2007 and $516 in 2006	18,969	10,365
Inventory	13,554	13,907
Prepaid supplies and other	5,799	6,395
Deferred income taxes	14,691	14,691
Aircraft and engines held for sale	2,965	2,219

TOTAL CURRENT ASSETS	106,471	126,170

Other assets	16,456	7,966
Deferred income taxes	74,926	87,024
Property and equipment, net	518,377	458,638

TOTAL ASSETS	$716,230	$679,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,179	$65,313
Salaries, wages and benefits	43,949	53,173
Accrued expenses	9,675	10,298
Current portion of long-term obligations	14,854	11,413
Unearned revenue	4,825	4,081

TOTAL CURRENT LIABILITIES	125,482	144,278
Long-term obligations	228,894	189,118
Post-retirement liabilities	219,684	222,587
Other liabilities	4,409	3,605

Commitments and contingencies (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 58,684,437 and 58,539,300 shares issued and outstanding in 2007 and 2006, respectively	587	585
Additional paid-in capital	433,108	431,071
Accumulated deficit	(197,914)	(207,836)
Accumulated other comprehensive loss	(98,020)	(103,610)

TOTAL STOCKHOLDERS’ EQUITY	137,761	120,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$716,230	$679,798

See notes to condensed consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2007	(As restated, see Note N) 2006
OPERATING ACTIVITIES:
Net earnings	$11,216	$21,126
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,282	34,002
Pension and post-retirement amortization	8,561	—
Deferred income taxes	7,606	—
Stock-based compensation	2,040	1,284
Impairment	325	257
Other	(225)	446
Changes in assets and liabilities:
Accounts receivable	(8,604)	9,615
Inventory and prepaid supplies	(636)	(2,697)
Accounts payable	4,611	(25,592)
Unearned revenue	732	6,974
Accrued expenses, salaries, wages and benefits and other liabilities	(9,031)	(10,449)
Post-retirement liabilities	(2,903)	2,125
Other	397	195

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,371	37,286

INVESTING ACTIVITIES:
Capital expenditures	(118,372)	(77,668)
Proceeds from the sale of property and equipment	971	233
Restricted deposits of interest-bearing funds	(11,725)	—
Proceeds from redemptions of marketable securities	14,262	13,551
Purchases of marketable securities	(10,246)	(13,461)

NET CASH USED IN INVESTING ACTIVITIES	(125,110)	(77,345)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(9,283)	(6,500)
Proceeds from borrowings on long-term obligations	52,500	18,208
Other	(57)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,160	11,708

NET DECREASE IN CASH	(29,579)	(28,351)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,219	69,473

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,640	$41,122

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$8,326	$8,048

Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$15,724	$12,359

See notes to condensed consolidated financial statements.

ABX AIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Income Taxes

Income taxes have been computed using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. The Company recognizes the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s pension liability, unrealized gains and losses on available-for-sale marketable securities and gains and losses associated with interest rate hedging instruments.

Marketable Securities

Marketable securities classified as available-for-sale are recorded at their estimated fair market values and any unrealized gains and losses are included in accumulated other comprehensive income or loss, net of income taxes, within stockholders’ equity. Interest on marketable securities is included in interest income. Realized gains and losses of any securities sold are based on the specific identification method.

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

The cost of modifying passenger aircraft to freighter aircraft configuration is capitalized as incurred. Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.4 million and $0.3 million for the quarters ended September 30, 2007 and 2006, respectively, and $1.4 million and $0.7 million for the nine month periods ended September 30, 2007 and 2006, respectively.

The cost of major airframe and engine overhauls on the Company’s in-service fleet, as well as routine maintenance and repairs, are charged to expense as incurred.

Unearned Revenue

As specified in the ACMI and Hub Services agreements with DHL, the Company is advanced funds on each Monday for the costs budgeted to be incurred for the upcoming week. The amount of the funding is agreed upon by the Company and DHL, typically at the beginning of each calendar quarter. Unearned revenue reflects those funds that the Company has received in advance of incurring the associated costs to perform under the commercial agreements. Unearned revenue also includes advance payments from customers other than DHL.

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

NOTE B—TRANSACTIONS WITH DHL

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through services provided to DHL. Revenues from services performed for DHL were $262.5 million and $269.8 million for the three month periods ended September 30, 2007 and 2006, respectively, and $796.2 million and $925.4 million for the nine month periods ended September 30, 2007 and 2006, respectively.

The Company’s balance sheets include the following balances related to revenue transactions with DHL (in thousands):

Assets (Liabilities):	September 30, 2007	December 31, 2006
Accounts receivable	$2,327	$2,680
Accounts payable	(1,542)	(392)
Unearned revenue	(2,931)	(2,607)

Net liability	$(2,146)	$(319)

The ACMI agreement has a term of seven years, expiring in August 2010 and automatically renews for an additional three years unless a one-year notice of non-renewal is given. The Hub Services agreement had an amended term of four years, renewed in August 2007 for one year, with automatic annual renewals, unless a ninety-day notice of non-renewal is given.

NOTE C—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. Marketable securities of approximately $5.4 million as of December 31, 2006 have an expected life of over one year and are included in other assets within the Company’s consolidated balance sheets. As of September 30, 2007, no marketable securities held by the Company have an expected life of over one year. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	September 30, 2007	December 31, 2006
Obligations of U.S. Government Agencies	$6,163	$9,480
Obligations of U.S. corporations	10,690	11,336

Total marketable securities	$16,853	$20,816

NOTE D—INCOME TAXES

The Company implemented the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. This Interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation has been recorded as a $1.3 million charge to the retained earnings balance as of January 1, 2007. This amount represents the full value of the Company’s unrecognized tax benefits at January 1, 2007 and September 30, 2007 and, if recognized, would favorably impact the effective tax rate for the period of recognition. No changes to the unrecognized tax benefits are anticipated in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The returns may be subject to examination by the Internal Revenue Service (“IRS”) and other jurisdictional authorities for years ending December 31, 2003 through 2006. All federal income tax returns of the Company’s former parent, Airborne, Inc., are closed through 2001. Returns filed for calendar year 2002 and for the short period ended August 15, 2003 are still subject to examination by the IRS and state jurisdictions. As part of the separation agreement between the Company and Airborne, Inc., all tax liabilities resulting from returns prior to the August 15, 2003 separation date are the responsibility of Airborne, Inc. or its successors. Any adjustments to these returns could potentially increase or decrease deferred tax assets and liabilities carried over from the separation. The Company’s 2003 U.S. federal income tax return was examined during 2006, and no changes were issued as a result of the examination.

The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense. As of January 1, 2007, no liability was recorded for interest or penalties related to income tax contingencies. Income tax interest and penalty expense for prior years were minimal.

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2007 have been estimated utilizing a 40.6% rate based on year-to-date income and projected results for the full year. The effective tax rate for the third quarter of 2007 is 48.6%. The increase in the effective tax rate during the third quarter of 2007 is due to an increase in non-deductible items. The final effective tax rate to be applied to 2007 will depend on the actual amount of book income generated by the Company for the full year. In the first nine months of 2006, income tax expense was offset by reductions in the tax valuation allowance.

NOTE E—PROPERTY AND EQUIPMENT

At September 30, 2007, the Company’s operating fleet consisted of 99 aircraft, including 38 Boeing 767, 57 McDonnell Douglas DC-9 and four McDonnell Douglas DC-8 aircraft. Additionally, four aircraft were undergoing modification from passenger to freighter configuration at September 30, 2007.

Property and equipment, to be held and used, consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Aircraft and flight equipment	$772,177	$685,652
Support equipment	49,477	48,602
Vehicles and other equipment	1,710	1,725
Leasehold improvements	1,004	849

	824,368	736,828
Accumulated depreciation	(305,991)	(278,190)

Property and equipment, net	$518,377	$458,638

Property and equipment included $36.9 million of property held under capitalized leases as of September 30, 2007 and December 31, 2006. Accumulated depreciation included $10.7 million as of September 30, 2007 and $8.6 million as of December 31, 2006 for capital leases.

NOTE F—LONG TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Promissory note due to DHL	$92,276	$92,276
Capital lease obligations	66,453	73,551
Aircraft loans	85,019	34,704

Total long-term obligations	243,748	200,531
Less: current portion	(14,854)	(11,413)

Total long-term obligations, net	$228,894	$189,118

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The capital lease obligations are primarily for five Boeing 767 aircraft and consist of two different leases, both expiring in 2011 with options to extend into 2017. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (7.73% at September 30, 2007). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft. As of September 30, 2007, the aircraft loans are collateralized by five financed aircraft, have amortizing maturities scheduled through 2016 and 2017 and bear interest at rates from 6.88% to 7.36% per annum payable monthly.

The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets, and bear interest equal to the prime rate or a short-term LIBOR (a one-, two- or three-month LIBOR at the Company’s discretion) plus 2.25%. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of September 30, 2007, the unused credit facility totaled $33.3 million, net of outstanding letters of credit of $11.7 million. There were no borrowings outstanding under the Credit Agreement as of September 30, 2007.

Under the Credit Agreement and the aircraft loans, the Company is subject to other expenses, covenants and warranties that are usual and customary. The loan agreements stipulate events of default and contain covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, level of cash dividends, and certain other transactions as defined in the agreement. The conditions of the Credit Agreement and the aircraft loans cross-default.

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

Commitments

The Company has purchase commitments to acquire one additional Boeing 767 aircraft in 2007. Based on the most current projections, the Company is planning to complete the modification of three aircraft by the end of 2007 and complete the modification of two aircraft in 2008. The Company has contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to standard freighter configuration. The estimated costs of the remaining aircraft purchase commitments and the anticipated costs to complete the modification approximate $57.7 million. The Company projects cash payments for aircraft purchases and modifications will be $59.7 million in 2007 and $13.7 million in 2008.

The Company anticipates that it may execute aircraft loans for three more of the aircraft as they are modified. These aircraft loans are expected to occur through a syndication process being arranged by the Company’s lead bank.

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

In July of 2006, a federal grand jury indictment was unsealed, charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. The Garcia defendants subsequently entered guilty pleas in U.S. district court in October of 2006 and were sentenced in February and March of 2007. No formal proceedings have been initiated against the Company by the DOJ. In the event a settlement becomes necessary the Company believes it has adequately reserved for potential losses stemming from the investigation. If proceedings were initiated against the Company that resulted in an adverse finding, the Company could be subjected to a financial penalty that is materially greater than the amount it has accrued and restrictions on its ability to engage in business with agencies of the U.S. government.

On April 13, 2007, a former ABX employee filed a complaint against the Company, a total of three current and former executives and managers of ABX, DHL, Garcia Labor Company, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. The Company has filed a motion to dismiss the complaint, which is currently pending. Management believes the claim is without merit.

Other

In addition to the foregoing matters, the Company is also currently a party to legal proceedings in various federal and state jurisdictions arising out of the operation of its business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to its financial condition or results of operations.

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

The Company’s net periodic benefit cost for its qualified defined benefit pensions and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Post-retirement Healthcare Plan		Pension Plans		Post-retirement Healthcare Plan
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$8,924	$9,540	$546	$602	$26,772	$28,620	$1,638	$1,806
Interest cost	8,351	7,505	495	480	25,053	22,515	1,485	1,440
Expected return on plan assets	(7,950)	(6,305)	—	—	(23,850)	(18,915)	—	—
Amortization of prior service cost	1,205	1,052	—	—	3,615	3,156	—	—
Amortization of net loss	1,490	2,638	158	268	4,472	7,914	474	804

Net periodic benefit cost	$12,020	$14,430	$1,199	$1,350	$36,062	$43,290	$3,597	$4,050

During the three and nine month periods ended September 30, 2007, the Company paid $15.5 million and $33.7 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing an additional $11.3 million to fund its pension plans during the remainder of 2007 for a total of $45.0 million.

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

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Number of shares	Weighted average grant date value	Number of shares	Weighted average grant date value
Outstanding at beginning of period	597,000	$7.37	264,600	$8.33
Granted	319,100	8.13	332,400	6.61
Exercised	(22,200)	7.48	—	—
Cancelled	—	—	—	—

Outstanding at end of period	893,900	$7.64	597,000	$7.37

Vested	101,800	$7.56	49,600	$7.44

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

For the nine month periods ended September 30, 2007 and 2006, the Company recorded expense of $2.0 million and $1.3 million, respectively, for stock incentive awards. At September 30, 2007, there was $2.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.2 years. As of September 30, 2007, awards totaling 916,100 had been granted and 893,900 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of September 30, 2007. These awards could result in a maximum number of 1,102,600 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2009.

NOTE J—DERIVATIVE INSTRUMENTS

To reduce its exposure to rising interest rates on anticipated aircraft financing transactions, the Company entered into five forward treasury lock agreements (“treasury locks”) during the first quarter of 2006. The Company anticipated aircraft financing under fixed interest rate loans based on the interest rates of ten-year U.S. Treasury Notes. The value of the treasury locks were based on the ten-year U. S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated loan transaction. The final remaining treasury lock was with a major U.S. financial institution and settled in cash in July 2007, near the forecasted execution date of the anticipated financing transaction.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounted for the treasury locks as a cash flow hedge. The treasury locks were evaluated and deemed to be highly effective as a hedge at inception and upon expiration. The Company recorded unrealized gain or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses are recognized into earnings over the terms of the forecasted loan transactions.

NOTE K—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the three and nine month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	Before Tax	Income Tax (Expense) Benefit	Net of Tax	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2007
Net income			$2,447			$11,259
Other comprehensive income:
Unrealized loss on marketable securities	$(18)	$7	(11)	$(26)	$10	(16)
Unrealized gain on hedge derivatives	—	—	—	329	(125)	204
Reclassifications to net income:
Hedging gain realized in net income	(30)	11	(19)	(77)	29	(48)
Pension actuarial loss	1,491	(493)	998	4,472	(1,626)	2,846
Post-retirement actuarial loss	157	(51)	106	474	(171)	303
Pension prior service cost	1,206	(399)	807	3,615	(1,314)	2,301

Total other comprehensive income	$2,806	$(925)	1,881	$8,787	$(3,197)	5,590

Comprehensive income			$4,328			$16,849

2006
Net income			$6,574			$21,126
Other comprehensive income:
Unrealized gain on marketable securities	$58	$—	58	$38	$—	38
Unrealized gain (loss) on hedge derivatives	(1,585)	—	(1,585)	442	—	442
Less: Reclassification of hedging gain realized in net income	(7)	—	(7)	(7)	—	(7)

Total other comprehensive income	$(1,534)	$—	(1,534)	$473	$—	473

Comprehensive income			$5,040			$21,599

NOTE L—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income applicable to common stockholders	$2,447	$6,574	$11,259	$21,126

Weighted-average shares outstanding for basic earnings per share	58,288	58,270	58,284	58,270
Common equivalent shares:
Effect of stock-based compensation awards	462	315	374	273

Weighted-average shares outstanding assuming dilution	58,750	58,585	58,658	58,543

Basic earnings per share	$0.04	$0.11	$0.19	$0.36

Diluted earnings per share	$0.04	$0.11	$0.19	$0.36

The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution because their effect would have been anti-dilutive is insignificant.

NOTE M—SEGMENT INFORMATION

The Company operates in two reportable segments. The air cargo transportation, logistics and package handling services provided to DHL under the ACMI and Hub Services agreements are aggregated below as “DHL” (see Note A). The ACMI and charter services that the Company provides outside of the ACMI agreement with DHL are referred to as “Charters” below. The Company’s other activities, which include contracts with the U.S. Postal Service and aircraft parts sales and maintenance services, do not constitute a reportable segment and are combined in “All other” with net interest income. Cash, cash equivalents, marketable securities and deferred tax assets are reflected in Assets – All other below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues:
DHL	$260,562	$269,774	$792,395	$925,435
Charters	16,704	6,587	37,911	15,838
All other	8,698	4,987	25,017	12,818

Total	$285,964	$281,348	$855,323	$954,091

Depreciation and amortization expense:
DHL	$10,484	$10,864	$31,329	$31,280
Charters	2,828	715	6,389	2,559
All other	190	70	564	163

Total	$13,502	$11,649	$38,282	$34,002

Pre-tax earnings:
DHL	$3,163	$3,595	$10,383	$12,487
Charters	191	834	3,396	1,780
All other	1,341	2,145	5,103	6,859

Total	$4,695	$6,574	$18,882	$21,126

	September 30, 2007	December 31, 2006
Assets:
DHL	$333,174	$358,211
Charters	220,799	126,682
All other	162,257	194,905

Total	$716,230	$679,798

The Company does not allocate overhead costs that are reimbursed by DHL to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

NOTE N—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s Form 10-Q for the nine months ended September 30, 2006, the Company’s management determined that the unaudited condensed consolidated statement of cash flows for the nine month period ended September 30, 2006 did not properly classify certain payments made for capital expenditures as investing activities. Rather, such payments were reflected as operating activities. This misclassification resulted in an understatement of cash flows provided by operating activities and an equal understatement of cash flows used by investing activities. As a result, the condensed consolidated statement of cash flows for the nine month period ended September 30, 2006 has been restated to correct this error. This restatement does not impact the Company’s previously reported condensed consolidated balance sheets, statements of earnings, comprehensive income, or changes in stockholders’ equity.

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statements of cash flows (in thousands):

	Nine months ended September 30, 2006
	Previously reported	Adjustments	Restated
Changes in accounts payable	$(36,154)	$10,562	$(25,592)
Net cash provided by operating activities	26,724	10,562	37,286

Capital expenditures	(67,106)	(10,562)	(77,668)
Net cash used in investing activities	(66,783)	(10,562)	(77,345)

NOTE O—SUBSEQUENT EVENTS

Cargo Holdings International

On November 2, 2007, the Company announced that it entered into an agreement to acquire all of the outstanding stock of Cargo Holdings International, Inc. (“CHI”), a privately held provider of outsourced air cargo services based in Orlando, Florida, in a transaction valued at approximately $350 million. The equity purchase price of the transaction is anticipated to be $260 million. The transaction will be financed with the issuance of four million shares of ABX common stock and cash from a new $345 million senior secured credit facility led by SunTrust Bank and Regions Bank, a portion of which will be used to refinance CHI’s existing $100 million credit facility. The acquisition is subject to customary regulatory approvals and is expected to close before the end of 2007. The financing of the transaction is also subject to the lenders’ satisfaction that upon completion of the transaction, ABX would remain in compliance with its material agreements, including its ACMI agreement with DHL.

Through its wholly owned subsidiaries, CHI operates 32 aircraft, and also owns five Boeing 767-200s and one Boeing 757-200 that are undergoing conversions from passenger to freight configuration. Prior to the closing of the acquisition, CHI anticipates it will acquire and begin modification of two additional Boeing 757-200 aircraft. CHI companies also provide aircraft leasing, fuel management, specialized transportation management and air charter brokerage services. CHI’s primary customer is BAX Global Inc./Schenker AG, and its roster of more than thirty customers includes the U.S. government, DHL, the U.S. Postal Service, and United Parcel Service, Inc. By acquiring CHI, the Company expects to diversify its revenue base and accelerate its growth opportunities.

During the first nine months of 2007, the Company has incurred approximately $0.5 million in acquisition-related costs, and we expect to incur significant additional acquisition-related costs in the remainder of 2007.

Overhead expenses

In a letter dated September 19, 2007, DHL communicated to the Company’s management DHL’s assertion that under provisions within the ACMI and Hub Services agreements 1) certain corporate overhead expenses incurred by ABX as a result of being a publicly traded company are not required to be reimbursed by DHL (these expenses include professional fees incurred by the Company to evaluate an offer by ASTAR Air Cargo Holdings, LLC to acquire all of the outstanding stock of ABX) and 2) ABX reached the 10% threshold for allocating overhead expenses to the Charter segment and other non-DHL operations during the second quarter of 2007 when excluding fuel revenues that are reimbursed without mark-up.

Since September 19, 2007, through an exchange of letters, a conference call and a meeting between the Company and DHL, the Company’s management has explored DHL’s assertions regarding the reimbursement of overhead costs. Management has not been able to find a basis in either of the agreements for excluding reimbursed fuel from the 10% threshold calculation or excluding public registrant related expenses from reimbursable costs. The Company maintains that the 10% threshold specified in the agreements includes the fuel revenues, and that until such time as the 10% threshold is met, all of the corporate overhead expenses are reimbursable under the commercial agreements.

On November 5, 2007, DHL reduced the weekly advanced funding payment to the Company for the ACMI and Hub Services agreements, citing the disagreement regarding overhead expenses discussed above as the cause for the reduction. DHL reduced the previously agreed upon weekly payment by $8.8 million and placed that amount in an interest bearing bank account. DHL indicated that the amount of the reduction is intended to cover overhead allocations and public company costs for the second and third quarters of 2007; however, the process to derive the allocation was not disclosed to the Company. Because DHL failed to completely fund the Company with the agreed upon weekly amount stipulated by the ACMI and Hub Services agreements for the week of November 5, 2007, the Company was in default of its Credit Agreement and aircraft loans. The Company’s banks subsequently waived the event of default and amended the debt agreements to modify the condition of the default, easing the related requirement.

By not remitting the full payment of weekly funding to the Company, DHL is in default of the ACMI and Hub Services agreements. On November 7, 2007, the Company notified DHL that it was in default under these agreements, an assertion that DHL is disputing. The dispute resolution procedures, as specified in the agreements, have begun and the Company is preparing to prosecute its position through arbitration. The Company expects to prevail in the dispute resolution process; accordingly, no charge or reserve for disputed overhead expenses has been recorded. The arbitration process could, however, result in an unfavorable outcome, requiring the Company to bear overhead expenses currently in dispute, without reimbursement from DHL.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Air, Inc. and its subsidiaries (“ABX”). The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note N to the accompanying condensed consolidated financial statements. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K/A for the year ended December 31, 2006.

BACKGROUND

ABX is an independent airline that provides cargo transportation and package sorting and handling services. We operate an in-service fleet of 99 aircraft as of September 30, 2007. DHL Express (USA), Inc. (“DHL”) is our largest customer. Our principal airline hub and largest package sorting operations are located in Wilmington, Ohio, and we operate sixteen regional hubs for DHL.

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

The ACMI agreement has a term of seven years, expiring in August 2010, and the Hub Services agreement had an amended term of four years, which renewed in August 2007 and is subject to automatic annual renewals unless cancelled with 90 days of prior notice. Under the agreements, DHL can terminate specific ACMI aircraft, add to, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub Services agreement. Additionally, DHL can terminate the agreements if ABX does not comply with certain performance standards specified in the agreements.

Charter: We also offer ACMI (aircraft, crew, maintenance and insurance) and on-demand charter services to freight forwarders and other shippers. We usually charge customers based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly. At September 30, 2007, we had nine Boeing 767 aircraft in charter segment service. Based on the most current projections, we are expecting to deploy three more Boeing 767 aircraft in 2007 and two more in 2008.

Our other activities, which include contracts with the U.S. Postal Service (“USPS”) and aircraft parts sales and maintenance services, do not constitute reportable segments.

Cargo Holdings International

On November 2, 2007, we announced that ABX entered into an agreement to acquire all of the outstanding stock of Cargo Holdings International, Inc. (“CHI”), a privately held provider of outsourced air cargo services based in Orlando, Florida, in a transaction valued at approximately $350 million. The equity purchase price of the transaction is anticipated to be $260 million. The transaction will be financed with the issuance of four million shares of ABX common stock and cash from a new $345 million senior secured credit facility led by SunTrust Bank and Regions Bank, a portion of which will be used to refinance CHI’s existing $100 million credit facility. The acquisition is subject to customary regulatory approvals and is expected to close before the end of 2007. The financing of the transaction is also subject to the lenders’ satisfaction that upon completion of the transaction, ABX would remain in compliance with its material agreements, including its ACMI agreement with DHL. We filed a description of the terms and conditions of the acquisition agreement with the Securities and Exchange Commission on Form 8-K Current Report.

Through its wholly owned subsidiaries, CHI operates 32 aircraft and also owns five Boeing 767-200s and one Boeing 757-200 that are undergoing conversions from passenger to freighter configuration. Prior to the closing of the acquisition, CHI anticipates it will acquire and begin modification of two additional Boeing 757-200 aircraft. CHI companies also provide aircraft leasing, fuel management, specialized transportation management and air charter brokerage services. CHI’s primary customer is BAX Global Inc./Schenker AG, and its roster of more than thirty customers includes the U.S. government, DHL, the U.S. Postal Service, and UPS.

Overhead expenses

In a letter dated September 19, 2007, DHL communicated to us its assertion that under provisions within the ACMI and Hub Services agreements 1) certain corporate overhead expenses incurred by ABX as a result of being a publicly traded company are not required to be reimbursed by DHL (these expenses include professional fees incurred by ABX to evaluate an offer by ASTAR Air Cargo Holdings, LLC to acquire all of the outstanding stock of ABX) and 2) ABX reached the 10% threshold for allocating overhead expenses to the Charter segment and other non-DHL operations during the second quarter of 2007 when excluding fuel revenues that are reimbursed without mark-up.

Since September 19, 2007, through an exchange of letters, a conference call and a meeting between ABX management and DHL, we explored DHL’s assertions regarding the reimbursement of overhead costs. We have not been able to find a basis in either of the agreements for excluding reimbursed fuel from the 10% threshold calculation or excluding public registrant related expenses from reimbursable costs. We maintain that the 10% threshold specified in the agreements includes the fuel revenues, and that until such time as the 10% threshold is met, all of the corporate overhead expenses are reimbursable under the commercial agreements.

On November 5, 2007, DHL reduced the weekly advanced funding payment to ABX for the ACMI and Hub Services agreements, citing the disagreement regarding overhead expenses discussed above as the cause for the reduction. DHL reduced the previously agreed upon weekly payment by $8.8 million and placed that amount in an interest bearing bank account. DHL indicated that the amount of the reduction is intended to cover overhead allocations and public company costs for the second and third quarters of 2007; however, the process to derive the allocation was not disclosed to us. Because DHL failed to completely fund ABX with the agreed upon weekly amount stipulated by the ACMI and Hub Services agreements for the week of November 5, 2007, ABX was in default of its Credit Agreement and aircraft loans. ABX’s banks subsequently waived the default and amended the debt agreements to modify the condition of the default, easing the related requirement.

By not remitting the full payment of weekly funding to ABX, DHL is in default of the ACMI and Hub Services agreements. On November 7, 2007, we notified DHL that it was in default under these agreements, an assertion that DHL is disputing. The dispute resolution procedures, as specified in the agreements, have begun and ABX is preparing to prosecute its position through arbitration. We expect to prevail in the dispute resolution process; accordingly, no charge or reserve for disputed overhead expenses has been recorded.

RESULTS OF OPERATIONS

Earnings in the third quarter of 2007 declined $4.2 million compared to the third quarter of 2006, primarily due to $2.3 million of incremental, deferred (non-cash) income tax expense. ABX began to record deferred income tax expense starting in 2007 and, accordingly, had no income tax expense for the third quarter of 2006. Pre-tax earnings in the third quarter of 2007 decreased $1.9 million compared to the third quarter of 2006. The decline in pre-tax earnings primarily reflects lower charter segment results and increased interest expense. Total revenues increased $4.6 million, or 1.6%, to $286.0 million for the third quarter of 2007 compared to the third quarter of 2006. Revenue during the third quarter of 2007 was positively impacted by increased non-DHL charter flight hours, additional aircraft maintenance services and two additional USPS sorting centers added in September of 2006.

For the first nine months of 2007, we had net earnings of $11.2 million compared to net earnings of $21.1 million for the first nine months of 2006. Earnings from the first nine months of 2007 include a provision for deferred income tax expense of $7.7 million, compared with no such provision in 2006. Before taxes, earnings for the nine-month period declined $2.2 million, or 10.6%, to $19.0 million. Increased earnings from charter segment operations partially offset increased interest expense and declines in earnings from our DHL contracts. Total revenues decreased 10.4% to $855.3 million compared to the first nine months of 2006. Lower revenues from DHL, which declined 14.4%, were partially offset by increased charter segment revenues, which grew 139.4% compared to the first nine months of 2006.

DHL segment

Our pre-tax earnings from the DHL segment declined $0.4 million and $2.1 million in the third quarter and first nine months of 2007, respectively, compared to the corresponding 2006 periods. Declines were affected by lower base of expenses subject to mark-up and lower achievement of cost-related incentives under the commercial agreements with DHL. Our DHL expense base declined during the first nine months of 2007 compared to the corresponding period of 2006 due to DHL assuming the management of line-haul operations in May 2006, the transfer of the Allentown, Pennsylvania and Riverside, California hubs to DHL during 2007 and the removal of 21 aircraft from the ACMI agreement in August 2006. During the first nine months of 2006, we earned $1.3 million on revenues of $82.8 million from management of DHL’s line-haul trucking operations prior to the transfer of those operations to DHL. During the third quarter and first nine months of 2007, our expenses for the DHL segment included approximately $0.8 million and $1.7 million for costs and administrative expenses that are not reimbursable under the two DHL agreements, compared to approximately $0.6 million and $2.1 million for the corresponding 2006 periods.

Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $0.6 million of incremental mark-up under the ACMI agreement during the third quarters of both 2007 and 2006. We earned no incremental mark-up under the Hub Services agreement during the third quarter of 2007 and $0.2 million during the third quarter of 2006. For the first nine months of 2007, we earned $1.7 million under the ACMI agreement and no incremental mark-up under the Hub Services agreement compared to $2.1 million and $1.0 million of incremental mark-up under the ACMI and Hub Services agreements, respectively, in the first nine months of 2006. The incremental mark-up for the first nine months of 2007 under the ACMI agreement resulted from flying greater than budgeted aircraft hours during the periods, while incurring lower than budgeted aircraft maintenance expenses. The incremental mark-up under the Hub Services agreement decreased $1.0 million during the first nine months of 2007 compared to 2006. We did not earn an incremental mark-up under the Hub Services agreement in the third quarter or first nine months of 2007 because our costs were higher than budgeted while shipment volumes handled during the periods were below anticipated levels.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the third quarter or first nine months of 2007 and 2006. Any revenue earned through the achievement of annual goals is recorded in the fourth quarter. While the results through the first nine months are not necessarily indicative of full year performance, as of September 30, 2007, we were on pace to achieve nearly 100% of its ACMI maximum for full-year cost-related performance, but none of the annual incremental cost-related mark-up under its Hub Services agreement. The maximum amount of annual cost-related mark-up on eligible costs available in each agreement is approximately 0.81%. On the same projected basis, we were on pace to achieve annual mark-up for performance against service goals approximately equal to 80% of the maximum available under the ACMI agreement, and approximately 90% of the maximum under the Hub Services agreement. The maximum annual service mark-up available in the ACMI agreement is 0.25%; the maximum service mark-up available in the Hub Services agreement is 0.75%.

Our expenses for DHL that are reimbursed without mark-up decreased $2.2 million and $36.8 million for the third quarter and first nine months of 2007, respectively, compared to the same 2006 periods. The reason for the majority of this decrease is the transition of the management of the line-haul trucking network to DHL in May 2006. During the period of transition in April 2006, all costs incurred by ABX to manage the network were recorded as reimbursable without mark-up.

During the third quarter of 2007, DHL notified us that on November 3, 2007, it would take over management of the South Bend, Indiana hub operations and that on January 1, 2008, it would take over management of the Columbus, Ohio area logistics operations. In total, these operations contributed approximately $18.9 million of revenues and approximately $0.3 million of pre-tax earnings for the nine months ended September 30, 2007. During the third quarter of 2007 we recognized a $0.3 million impairment charge associated with four DC-9 aircraft released in September 2007 from service for DHL. Three of the four aircraft will be sold to DHL, while ABX will retain the fourth.

Charter segment

Charter segment revenues grew 153.6% over the third quarter of 2006 to $16.7 million for the third quarter of 2007. For the first nine months of 2007, charter revenues grew 139.4% to $37.9 million compared to the first nine months of 2006. The growth of our non-DHL charter revenues reflects the deployment of six additional Boeing 767 aircraft into service since September 2006, including two aircraft contracted to All Nippon Airways Co., Ltd. (“ANA”). The two-year agreement, with an option for annual renewals, began May 15, 2007. We are supporting ANA’s cargo operations throughout the Asian market, including Japan, China and Thailand.

Pre-tax earnings from the charter segment were $0.2 million for the third quarter of 2007 compared to $0.8 million for the third quarter of 2006. For the first nine months of 2007 and 2006, earnings from charter segment operations were $3.4 million and $1.8 million, respectively. Pre-tax earnings from the charter segment during the third quarter were negatively impacted by the start-up time necessary to get recently delivered aircraft deployed for customers and the timing of scheduled heavy maintenance. Additionally, our margins during the quarter were hurt by high aircraft crewing expenses in our Asia start-up operations. Efforts to cooperatively find a long term alternative to a foreign domicile at the request of the pilots union have been unsuccessful. We initially implemented a temporary crew rotation plan for the Asian operations that was too costly to maintain. We are now proceeding to establish a domicile of crews in Japan under the provisions of our collective bargaining agreement. Although it will take a few more months to show benefits, this new cost structure is necessary for ABX to be competitive in Asia. In the meantime, the market demand for the Boeing 767s remains strong in South American and Asian markets that ABX serves. ABX was recently awarded route authority in Mexico, and we will begin service for a new South American customer under an ongoing contract in November 2007.

We expect to deploy three additional Boeing 767 aircraft into the charter segment by the end of 2007 and two more in 2008 as the freighter modifications are completed. While customer demand for these aircraft is currently strong, our operating results could be impacted by the time difference between the redelivery of a modified aircraft to us and that aircraft’s deployment into revenue service. We begin to incur depreciation expense for each additional aircraft when an aircraft is ready for service. Revenue generating service may begin some time later, however, depending on satisfaction of a number of conditions, including international regulations and laws, contract negotiations, flight crew availability, and arranging resources for aircraft handling. New customer agreements typically involve start-up expenses including those for route authorities, over fly rights, travel and other activities, and may impact future operating results, particularly as we experience a surge in aircraft deployments. We may begin to incur interest expense from incremental aircraft loans before those aircraft reach normal utilization levels. Additionally, our pre-tax earnings will fluctuate due to the timing of scheduled heavy maintenance, which, under our policy, are expensed as maintenance is performed.

Other operations

Other, non-DHL revenues increased to $8.7 million in the third quarter of 2007 compared to $5.0 million in the third quarter of 2006. For the first nine months of 2007 and 2006, other, non-DHL revenues increased to $25.0 million compared to $12.8 million. Increased revenues were a result of being awarded two USPS sort center contracts in the fall of 2006 and an increase in aircraft maintenance work compared to 2006. As a result, earnings from all other, non-DHL activities increased $0.4 million and $0.6 million during the third quarter and first nine months of 2007, respectively, compared to the corresponding periods in 2006. Aircraft maintenance revenues continue to fluctuate and depend in part on hangar availability that coincides with customer maintenance schedules.

A summary of our earnings is shown below (in thousands):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
Revenues:
DHL
ACMI
Base mark-up	$108,873	$109,437	$334,760	$352,520
Incremental mark-up	587	621	1,724	2,052

Total ACMI	109,460	110,058	336,484	354,572
Hub Services
Base mark-up	73,837	80,110	232,531	309,674
Incremental mark-up	—	160	—	952

Total Hub Services	73,837	80,270	232,531	310,626
Other Reimbursable	77,265	79,446	223,380	260,237

Total DHL	260,562	269,774	792,395	925,435
Charters	16,704	6,587	37,911	15,838
Other Activities	8,698	4,987	25,017	12,818

Total Revenues	$285,964	$281,348	$855,323	$954,091

Expenses:
DHL
ACMI	$107,528	$107,984	$329,960	$347,201
Hub Services	72,606	78,749	228,672	305,510
Other Reimbursable	77,265	79,446	223,380	260,237

Total DHL	257,399	266,179	782,012	912,948
Charters	16,513	5,753	34,515	14,058
Other Activities	7,562	4,243	21,657	10,044

Total Expenses	$281,474	$276,175	$838,184	$937,050

Pre-tax Earnings:
DHL
ACMI	$1,932	$2,074	$6,524	$7,371
Hub Services	1,231	1,521	3,859	5,116
Other Reimbursable	—	—	—	—

Total DHL	3,163	3,595	10,383	12,487
Charters	191	834	3,396	1,780
Other Activities	1,136	744	3,360	2,774
Interest Income and Other	205	1,401	1,743	4,085

Total Pre-tax Earnings	$4,695	$6,574	$18,882	$21,126

Note: We do not allocate overhead costs that are reimbursed by DHL to charter and other non-DHL business activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

Salaries, wages and benefits expense decreased 1.5% and 2.3% during the third quarter and first nine months of 2007 as compared to the corresponding periods of 2006. The decrease reflects an approximately 2% decrease in part time and full time staffing levels compared to the third quarter of 2006 and includes transferring the Allentown, Pennsylvania hub operation to DHL in January 2007 and the Riverside, California hub operation in June 2007. This expense line will further be affected by the transfer of the South Bend, Indiana hub operations to DHL in November 2007 and the Columbus logistics operations scheduled to be transferred to DHL in January 2008.

Fuel expense decreased 4.5% and 6.9% during the three and nine month periods ended September 30, 2007, respectively, compared to the corresponding periods in 2006. The decrease was driven by lower consumption of aviation fuel. The average aviation fuel price was $2.32 and $2.30 per gallon in the third quarters of 2007 and 2006, respectively. Our consumption of aviation fuel during the third quarter and first nine months of 2007 declined compared to 2006 in conjunction with the removal of aircraft by DHL since the third quarter of 2006.

Maintenance, materials and repairs increased 21.5% during the third quarter of 2007 but decreased 8.1% during the nine month period ended September 30, 2007, compared to the corresponding periods in 2006. The primary reason for the decrease was the timing of scheduled heavy maintenance work for aircraft. Our policy is to expense these maintenance costs as they are incurred. Accordingly, our aircraft maintenance expenses fluctuate from period to period due to the timing of scheduled heavy maintenance work for aircraft. During the third quarter of 2007, we processed eighteen heavy maintenance checks compared to eight checks in the third quarter of 2006. During the first nine months of 2007, 43 heavy maintenance checks were performed, compared to 46 checks in the first nine months of 2006.

Depreciation and amortization expense increased 15.9% and 12.6% during the three and nine month periods ended September 30, 2007, respectively, compared to the corresponding periods in 2006. The increase is primarily a result of six additional Boeing 767 aircraft that we placed in service since September of 2006.

Landing and ramp expense, which includes the cost of deicing chemicals, increased 7.6% and 14.6% during the three and nine month periods ended September 30, 2007, respectively, compared to the corresponding periods in 2006. These expenses increased over the nine month period due to the more difficult winter weather experienced during the first quarter of 2007 compared to the first quarter of 2006.

Purchased line-haul expense decreased 23.8% and 94.6% during the three and nine month periods ended September 30, 2007, respectively, compared to the corresponding periods in 2006. The decrease is a result of DHL assuming management of its line-haul trucking operations from ABX in May 2006. Expenses from those line-haul management operations were approximately $81.5 million during the nine month period ended September 30, 2006.

Other operating expenses include pilot travel, professional fees, insurance, utilities, cost of parts sold to non-DHL customers and packaging supplies. Other operating expenses increased by $4.9 million and $7.1 million in the third quarter and first nine months of 2007 compared to the corresponding periods in 2006. The increase is driven by Asian travel cost in the charter segment and costs associated with increased non-DHL maintenance revenues. The increase includes approximately $0.8 million for professional fees to legal and financial advisors engaged to advise ABX and evaluate an indication of interest by another company to purchase all of the outstanding shares of ABX stock. Other operating expenses will be impacted in future quarters by professional fees to legal and financial advisors engaged to advise ABX on its strategic direction, evaluate business alternatives and consider any offers to sell the Company that might be proposed.

Our interest expense for the third quarter of 2007 increased $0.9 million to $3.7 million compared to the third quarter of 2006. Our interest expense for the first nine months of 2007 increased $1.9 million to $10.3 million compared to the first nine months of 2006. The increase in interest expense is a result of five Boeing 767 aircraft financed through September 30, 2007.

Interest income decreased by less than $0.1 million during the third quarter but increased by $0.1 million during the first nine months of 2007, compared to the corresponding periods of 2006 due to higher short-term interest rates on our cash, cash equivalents and marketable securities in the first half of 2007.

Our effective tax rate for the third quarter and first nine months of 2007 was approximately 48.6% and 40.6%, respectively. The increase in the effective tax rate during the third quarter and first nine months of 2007 is due to an increase in non-deductible items. In the third quarter and the first nine months of 2006, income tax expense was offset by reductions in the tax valuation allowance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Commitments

ABX has commitments to acquire one additional Boeing 767 aircraft and complete the modification of it and four additional aircraft. We have contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to standard freighter configuration. Based on the most current projections, we expect to place three more Boeing 767s into service by the end of 2007 and two in 2008 as modifications are completed. The estimated costs of the remaining aircraft purchase commitments and the anticipated modification costs approximate $57.7 million. Based on its existing commitments, we project cash payments for aircraft purchases and modifications will be $59.7 million in 2007 and $13.7 million in 2008. The status of the Boeing 767 freighter aircraft available outside the ACMI agreement with DHL is shown below:

	At September 30, 2007
	In Service	In Modification	Future Deliveries	Total
Charter Segment Boeing 767 Freighter Aircraft	9	4	1	14

We plan to finance the cost of modifying the aircraft with existing cash and contractor-provided financing during the modification period. Upon completion of the modification, we anticipate three more aircraft will be financed through a syndication process being arranged by our lead bank, financing approximately $43.8 million. Our future operating results will be affected by the interest rates and other terms and conditions of the new borrowings.

We estimate that contributions to our qualified defined benefit pension plans will be $11.3 million for the remainder of 2007 and total $45.0 million for the year. We estimate our total pension expense, which is primarily reimbursable under the two DHL agreements, will be $12.0 million for the remainder of 2007 for all pension plans, totaling $48.1 million for the year.

Cash flows

Net cash generated from operating activities was $52.4 million for the first nine months of 2007 compared to $37.3 million in the first nine months of 2006.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $118.4 million in the first nine months of 2007 compared to $77.7 million in the first nine months of 2006. Our capital expenditures in the first nine months of 2007 included the acquisitions of four Boeing 767 aircraft and cargo modification costs for eleven aircraft. In the first nine months of 2006, our capital expenditures were primarily for the acquisition of five Boeing 767 aircraft, their cargo modification costs and modification costs for an aircraft purchased in 2005. We estimate the total level of capital spending for all of 2007, excluding the acquisition of CHI, will be approximately $175.0 million compared to $99.6 million in 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $33.6 million of cash and cash equivalents and $16.9 million of marketable securities. The Company has a $45.0 million credit facility through a syndicated Credit Agreement that expires in December 2008. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. The agreement contains an accordion feature to increase the borrowings to a total of $50.0 million if the Company needs additional borrowing capacity. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of September 30, 2007, the unused credit facility totaled $33.3 million, net of outstanding letters of credit of $11.7 million.

We anticipate that the acquisition of CHI will be financed through the issuance of four million shares of ABX common stock and cash from a new $345 million senior secured credit facility, a portion of which will be used to refinance CHI’s existing $100 million credit facility. In the event that it becomes necessary to retire the $92.3 million term note held by DHL, ABX has obtained a commitment for $61 million of subordinated financing from certain shareholders of CHI.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in ABX’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations. We recognize the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

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

To reduce ABX’s exposure to rising interest rates on anticipated aircraft financing transactions, we entered into five forward treasury lock agreements (“treasury locks”) with a major U.S. financial institution during the first quarter of 2006. The value of the treasury locks were also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The last outstanding treasury lock was settled in cash in July 2007, near the forecasted execution date of the anticipated financing transaction. See Note J for discussion of our accounting treatment for these hedging transactions.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, ABX carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of ABX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, ABX’s Chief Executive Officer and Chief Financial Officer concluded that ABX’s disclosure controls and procedures were effective to ensure that information required to be disclosed by ABX in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, ABX’s internal control over financial reporting.

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

On April 13, 2007, a former ABX employee filed a complaint against ABX, a total of three current and former executives and managers of ABX, DHL, Garcia Labor Company, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. ABX has filed a motion to dismiss the complaint, which is currently pending. Management believes the claim is without merit.

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

Except as noted below, there have been no other material changes from the risk factors previously disclosed in Item 1A of ABX’s 2006 Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on August 14, 2007.

Failure to complete the proposed acquisition of Cargo Holdings International, Inc. (“CHI”) could negatively impact the stock price and our future business and financial results.

The acquisition is subject to customary regulatory approvals, including the FAA and DOT. The financing of the transaction is also subject to the lenders’ satisfaction that upon completion of the transaction, ABX would remain in compliance with its material agreements, including its ACMI agreement with DHL. There is no assurance that all of the various conditions will be satisfied.

If the proposed acquisition is not completed for any reason, we may be subject to several risks, including charges for certain costs relating to the proposed acquisition that are payable whether or not the acquisition is completed, including legal, accounting, and financial advisor fees. Additionally, we may be required to pay a termination fee to CHI.

The combined company created by our acquisition of CHI and the creation of ABX Holdings, Inc., may not perform as well financially as we expect following the acquisition.

We believe that combining ABX and CHI under a common ownership and management will result in a number of strategic benefits including:

•	Increased customer diversification and revenues

•	Cross-selling complementary service capabilities

•	Improved economies from a larger base of operations

•	Expanded market leadership in 767 freighter services

The combined company will be highly leveraged and will have a large fleet of recently modified, and soon to be modified, cargo aircraft, many of which are currently not under long-term contracts. The success of the combination will depend, in part, on our ability to realize the anticipated revenue opportunities while leveraging cost structures when possible. Benefits of the combination must be realized in a timely manner, due to significant debt servicing requirements presupposed by the acquisition. We will attempt to integrate our sales and marketing efforts without adversely affecting revenues or suffering a business interruption. If we are not able to successfully execute the combination or manage to bring cost effective, integrated service offering to the market, the anticipated benefits of the acquisition may not be realized or may take longer to realize than expected. We cannot assure you that the acquisition, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial condition consistent with our expectations or superior to what ABX and CHI could have achieved independently.

Speculation of buyout offers could impact the stock price.

On June 12, 2007, DHL announced that it had acquired a 49% minority equity interest and a 24.9% voting interest in ASTAR Air Cargo Holdings, LLC (“ASTAR”), ABX’s main competitor in providing air cargo lift to DHL in the U.S., and had extended its ACMI contract with ASTAR through 2019. DHL further announced that Hans Hickler, CEO of DHL Express (USA), Inc., had joined ASTAR’s Board of Directors. On June 26, 2007, ASTAR expressed an indication of interest in acquiring all of the outstanding stock of ABX. The ABX Board of Directors, after consulting with its financial and legal advisors, rejected the proposal, stating that it did not adequately reflect the long-term value of ABX’s business plan, and it did not compensate ABX shareholders for any synergies that could be garnered if ABX and ASTAR were combined. The trading price of ABX’s stock may fluctuate due to market speculation about possible buyout offers or the absence of such buyout offers.

Allocations of corporate overhead expenses will negatively impact our operating results.

The provisions of the two commercial agreements with DHL do not require an allocation of overhead to the charter segment or to other non-DHL operations until such time as ABX derives more than 10% of its total revenue from non-DHL business activities. ABX expects to reach this threshold in 2008 or possibly sooner. ABX and DHL have begun to discuss how the expense allocations will be accomplished, but, at this time, management cannot predict with reasonable certainty the level of overhead cost that will be allocated to non-DHL operations.

DHL has communicated to ABX’s management. DHL’s assertion that under provisions within the ACMI and Hub Services agreements 1) certain corporate overhead expenses incurred by ABX as a result of being a publicly traded company are not required to be reimbursed by DHL (these expenses include professional fees incurred by the Company to evaluate an offer by ASTAR Air Cargo Holdings, LLC to acquire all of the outstanding stock of ABX) and 2) ABX reached the 10% threshold for allocating overhead expenses to the Charter segment and other non-DHL operations during the second quarter of 2007 when excluding fuel revenues that are reimbursed without mark-up. On November 5, 2007, DHL reduced its weekly pre-funding payment to ABX for the ACMI and Hub Services agreements, citing the disagreement over overhead expenses as the cause for the reduction.

ABX’s management maintains that the 10% threshold included in the commercial agreements includes the fuel revenues, and, until such time as the 10% threshold is met, all of the corporate overhead expenses are reimbursable under the commercial agreements. The dispute resolution procedures, as specified in the agreements, have begun, and management is preparing to prosecute its position through arbitration. We expect to prevail in the dispute resolution process; accordingly, no charge or reserve for disputed overhead expenses has been recorded. The arbitration process could, however, result in an unfavorable outcome, requiring ABX to bear overhead expenses currently in dispute, without reimbursement from DHL.

Item 5.	Other Information

On November 6, 2007, ABX filed a Form 8-K Current Report with the Securities and Exchange Commission, describing its proposed acquisition of CHI.

On November 9, 2007 ABX filed a Form 8-K Current Report with the Securities and Exchange Commission, describing its dispute with DHL.

The Audit Committee of the Board of Directors has approved the services rendered by our independent registered public accounting firm during the period covered by this Form 10-Q filing.

Item 6.	Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (1)

10.1	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (2)

10.2	Aircraft Loan and Security Agreement and related promissory note, dated July 18, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc., filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX AIR, INC.,
a Delaware Corporation
Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: November 14, 2007

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: November 14, 2007