Form 10-K
period 2007-12-31
ABX Holdings, Inc.
filed 2008-03-17
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-50368

ABX HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1631624
(State of Incorporation)	(I.R.S. Employer Identification No.)

145 Hunter Drive, Wilmington, OH 45177

(Address of principal executive offices)

937-382-5591

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 per share

Preferred Stock Purchase Rights

(Title of class)

Name of each exchange on which registered: NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $467,635,502.

As of March 17, 2008, 62,678,856 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 13, 2008 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors” starting on page 10 and “Outlook” starting on page 22.

Filings with the Securities and Exchange Commission

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding ABX Air at www.sec.gov. Additionally, our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, are available free of charge from our website at www.ABXAir.com as soon as reasonably practicable after filing with the SEC.

ABX HOLDINGS, INC. AND SUBSIDIARIES

2007 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

General Business Development

ABX Holdings Inc. (the “Company”) is a holding company whose principal subsidiaries include three independently U.S certificated airlines: ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”), and Air Transport International, LLC (“ATI”). The Company, which is incorporated in Delaware, was reorganized into a holding company structure on December 31, 2007. At that time, ABX became a wholly-owned subsidiary of the Company and all of the common shares of ABX, which were then publicly-traded, were converted into shares of the Company. The Company’s shares are publicly traded on the NASDAQ Stock Market under the symbol ABXA. When the context requires, we may also use the term “Company” in this report to refer to the business of the Company and its subsidiaries on a consolidated basis.

ABX was incorporated in 1980 and is based in Wilmington, Ohio. ABX provides air cargo transportation through a fleet of Boeing 767 and McDonnell Douglas DC-9 (“DC-9”) aircraft. ABX complements its air transport capabilities with package handling and warehousing services. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne in conjunction with the acquisition of Airborne by an indirect wholly owned subsidiary of DHL Worldwide Express, B.V. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. At that time, ABX became an independent publicly traded company. Airborne was subsequently merged into DHL.

Immediately after ABX became a wholly-owned subsidiary of the Company, the Company completed the acquisition of Orlando, Florida based Cargo Holdings International, Inc. (“CHI”), the privately-owned parent company of CCIA and ATI. The Company acquired all of the outstanding stock, stock options and warrants of CHI for a combination of cash, shares of the Company, and debt repayment. The overall transaction value was approximately $340 million. ABX financed the deal partially through a $270 million unsubordinated term loan.

CCIA obtained its airline operating certificate in 1996 and currently operates fourteen Boeing 727 aircraft, primarily providing air freight transportation for BAX Global, Inc. (“BAX”). In February 2006, CHI acquired all of the outstanding stock of ATI from Brink’s, Inc., who at the time also owned BAX. ATI, based in Little Rock, Arkansas, began operations in 1979. ATI operates sixteen McDonnell Douglas DC-8 aircraft, also for BAX, and provides airlift to the U.S. military through the Air Mobility Command. The acquisition of CHI also includes the operations of Cargo Aircraft Management, Inc. (“CAM”) and LGSTX Services, Inc. These CHI companies provide aircraft leasing, fuel management, specialized transportation management and air charter brokerage services. Besides BAX, CHI’s customers include the U.S. government, DHL Aviation Americas, Inc. (an affiliate of DHL), the U.S. Postal Service (“USPS”), and United Parcel Service, Inc.

Description of Business

During 2007, the Company operated two reportable segments, “DHL” and “Charters.” As described below, ABX’s other business operations included aircraft maintenance and modification services, aircraft part sales and mail handling for the USPS. These other business operations do not constitute reportable segments. Financial information about our segments is presented in Note N to the accompanying consolidated financial statements. In 2008, the Company’s reportable segments will include the airline and leasing operations of CHI.

Business with DHL

DHL is ABX’s largest customer, constituting substantially all of ABX’s revenues in recent years. Using its aircraft, ABX provides the airlift for DHL’s domestic express and deferred delivery services. ABX also manages a network of sixteen hubs for DHL, providing package sorting and handling. It processes shipments ranging from individual letters to shipper-packaged pallets of electronic equipment, retail catalogs, movies and pharmaceuticals. DHL’s express delivery services include its Next Day Service and DHL 2nd Day Service. Next Day Service packages are primarily transported by ABX’s fleet of aircraft and sorted through the nightly hub operations it staffs for DHL. 2nd Day and DHL’s other deferred delivery services, which include DHL@home and DHL Ground Service, are primarily transported by contracted trucks and sorted through the Wilmington daytime sort and regional hub operations that ABX staffs for DHL.

ABX and DHL operate primarily under two commercial agreements. The aircraft, crew, maintenance and insurance agreement with DHL Network Operations (USA), Inc. (“ACMI agreement”) and the hub services agreement (“Hub Services agreement”) with DHL Express (USA), Inc., both of which became effective August 16, 2003, in conjunction with the acquisition of Airborne (DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. are individually and collectively referred to herein as “DHL”).

ABX operates and maintains DHL’s primary U.S. hub facility located in Wilmington, Ohio. In addition to the sort facility in Wilmington, ABX operates fifteen regional hubs on behalf of DHL. These regional hub facilities primarily sort shipments originating and having a destination within approximately 250 miles. ABX also conducts daytime sort operations in Wilmington that process deferred delivery shipments. The day sort generally receives shipments through a combination of aircraft and trucks originating from regional hubs, DHL station facilities or customer sites. The night sort and day sort operations at Wilmington handle approximately 57% of the total system-wide shipment weight, while the regional hubs handle the remaining 43%.

The fifteen regional hubs are located near Atlanta, Georgia; Baton Rouge, Louisiana; Chehalis, Washington; Kansas City, Missouri; Denver, Colorado; Erie, Pennsylvania; Fresno, California; Memphis, Tennessee; Minneapolis, Minnesota; Orlando, Florida; Phoenix, Arizona; Providence, Rhode Island; Roanoke, Virginia; Salt Lake City, Utah; and Waco, Texas.

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

The initial term of the ACMI agreement expires August 15, 2010 and automatically renews for an additional three years unless a one-year notice of non-renewal is given. DHL may terminate the ACMI agreement if, after a cure period, ABX is not in compliance with applicable performance standards specified in the agreement. The agreement allows DHL to reduce the air routes that ABX flies or to remove aircraft from service. For any aircraft removed from service during the term of the ACMI agreement, the agreement allows ABX to put the aircraft to DHL, requiring DHL to buy such aircraft from ABX at the lesser of book value or fair market value. If ABX’s stockholders’ equity is less than or equal to $100 million at the time of sale, any amount by which the appraised fair market value is less than net book value would be applied to a promissory note ABX owes to DHL. However, if ABX’s stockholders’ equity is greater than $100 million, as it is at this time, any amount by which fair market value is less than net book value would be recorded as an operating charge. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

During 2007, DHL removed three DC-8 and four DC-9 aircraft from service under the ACMI agreement, bringing the total aircraft reductions to 35 (17 DC-8 and 18 DC-9 aircraft) since 2004. DHL agreed to continue to reimburse ABX’s depreciation expense on eight (DC-9 aircraft) of these 35 aircraft through their remaining depreciable lives in exchange for access to their engines for use as spares. During that same time, DHL has added seven of ABX’s Boeing 767 freighter aircraft into its network, five under the ACMI agreement and two under other contractual terms.

Hub Services Agreement

Under the Hub Services agreement, ABX provides staff to conduct package sorting, warehousing, and logistics services, as well as airport, facilities and equipment maintenance services for DHL. Costs incurred under the agreement are generally marked-up 1.75% and included in revenues. By achieving certain cost and service goals specified in the agreement, the mark-up can increase from a base of 1.75% up to approximately 3.85%.

The Hub Services agreement renewed on August 15, 2007 for one year and automatically renews for periods of one year each unless a ninety-day notice of non-renewal is given. DHL may terminate the Hub Services agreement if, after a cure period, ABX is not in compliance with applicable performance standards specified in the agreement. DHL may also terminate the Hub Services agreement if the ACMI agreement has been terminated. The agreement allows DHL to terminate specific services after giving at least sixty days advance notice.

DHL has reduced the scope of services provided by ABX in recent years. Since the second quarter of 2006, DHL has directly managed the truck line-haul network previously managed by ABX. In 2006, DHL transferred the international gateway operations from ABX. In 2007, DHL transferred management of the following operations from ABX’s management to its own management: in January, the regional hub in Allentown, Pennsylvania; in June, the regional hub in Riverside, California; and in November, the regional hub in South Bend, Indiana. In January 2008, management of the Columbus, Ohio logistics center was transferred from ABX to DHL, and the Wilmington, Ohio logistics operations will be transferred from ABX to DHL management in May 2008.

Business with BAX

CCIA and ATI each have contracts to provide air lift to BAX under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. CHI has the exclusive right to supply all main deck freighter air lifts in BAX’s U.S. domestic network through December 31, 2011. During the exclusivity period, BAX had the option to buy CHI’s exclusive rights for $4.0 million at December 31, 2007. After this date, the amount of the buy-out declines on a straight-line basis through December 31, 2011.

ABX ACMI and Charter Services for Customers other than DHL

ABX also has aircraft that are not under contract to DHL. It deploys these aircraft to provide ACMI services and fly charters for other customers. We refer to this ABX business as our Charter segment. A typical ACMI contract requires the ABX to supply, at a specific rate per block hour, the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. Charter agreements usually require the airline to provide full service, including fuel and other operating expenses in addition to aircraft, crew, maintenance and insurance for a fixed, all-inclusive price. Under ABX’s ACMI and charter arrangements, it has exclusive operating control of its aircraft, and its customers must typically obtain any government authorizations and permits required to service the designated routes.

In May 2007, ABX deployed two Boeing 767s on regularly scheduled flights in Asia for All Nippon Airways Co. under an ACMI agreement and recently extended the agreement into January 2010. In late 2007, ABX began to implement a domicile for its flight crewmembers in Japan. The Company’s airlines are pursuing additional opportunities in Asia for Boeing 767 aircraft.

Other Products and Services

U.S. Postal Service

During the third quarter of 2006, ABX’s subsidiary, ABX Cargo Services, Inc. (“ACS”), was awarded contracts to manage USPS mail sort centers in Dallas, Texas and Memphis, Tennessee. In 2006, ACS was also awarded a renewal of a USPS sort center in Indianapolis, Indiana that it has operated since 2004. Under each of these contracts, ACS is compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. Each of the contracts has a four-year term with extensions at the discretion of the USPS.

Airport-to-Airport Transportation of Freight on a Space-Available Basis

The ACMI agreement with DHL allows ABX, subject to certain limitations described in the agreement, to sell to other customers any aircraft space that DHL does not use. On the routes ABX operates for DHL, we sell airport-to-airport transportation services to freight forwarders and to the USPS.

Aircraft Maintenance and Modification Services

ABX operates a Federal Aviation Administration (“FAA”) certified 145 repair station. ABX leverages the repair station facilities (including hangars and a component shop leased from DHL) and its engineering capabilities to perform airframe and component maintenance and repair services for other airlines and maintenance repair organizations. ABX has developed technical expertise related to aircraft modifications as a result of its long history in aviation. ABX owns many Supplemental Type Certificates (“STCs”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component. ABX markets its capabilities by identifying aviation-related maintenance and modification opportunities and matching them to its capabilities.

ABX’s marketable capabilities include the installation of terrain awareness warning systems (“TAWS”), traffic collision avoidance systems (“TCAS”), reduced vertical separation minima (“RVSM”) and flat panel displays for Boeing 757 and Boeing 767 cockpits. The flat panel display updates aircraft avionics equipment and reduces maintenance costs by combining multiple display units into a single instrumentation panel. ABX performs heavy maintenance and airframe overhauls on DC-9 and Boeing 767 aircraft and line maintenance on DC-8, DC-9, Boeing 747 and Boeing 767 aircraft. ABX has the capabilities to refurbish approximately 60% of the airframe components for DC-8 and DC-9 aircraft and the wheels and brakes for DC-8, DC-9 and Boeing 767 aircraft types. ABX can also perform intermediate repairs on the engines for DC-8 aircraft and the engines and auxiliary power units for DC-9 aircraft. Additionally, ABX provides digital aircraft manuals for customers in conjunction with the modification of aircraft from passenger to cargo configuration.

Aircraft Parts Sales and Brokerage

ABX’s subsidiary, ABX Material Services, Inc. (“AMS”), which holds a certificate relating to free trade zone rights, is an ASA (Aviation Suppliers Association) 100 Certified reseller and broker of aircraft parts. AMS carries an inventory of DC-8, DC-9 and Boeing 767 spare parts and also maintain inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. AMS’s customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.

Flight Crew Training

ABX is FAA-certificated to offer training to customers and rent usage of ABX’s flight simulators for outside training programs. ABX trains flight crewmembers in-house, utilizing its own classroom instructors and facilities. It owns four flight simulators, including one Boeing 767, one DC-8 and two DC-9 flight simulators.

ABX’s Boeing 767 and one of its DC-9 flight simulators are level C certified, which allows ABX to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft. The DC-8 and the other DC-9 flight simulator are level B certified, which allows ABX to qualify flight crewmembers by performing a minimum number of flights in an aircraft.

Airline Operations

Flight Operations and Control

ABX’s flight operations, including aircraft dispatching, flight tracking and crew scheduling, are planned and controlled by ABX personnel from the DHL Air Park in Wilmington, Ohio. The airline staffs aircraft dispatching and flight tracking 24 hours per day, 7 days per week. ABX’s flight operations office at the DHL Air Park also coordinates the technical support necessary for its flights to operate into other airports. CCIA flight operations, including flight tracking and crew scheduling, are controlled by on-duty personnel in CCIA’s operations center in Orlando, Florida, and the same functions for ATI are controlled from ATI’s operations center in Little Rock, Arkansas.

Maintenance

Our airline subsidiaries operations are regulated by the FAA for aircraft safety and maintenance. ABX is certificated as an FAA repair station to perform maintenance on DC-8, DC-9 and Boeing 767 aircraft and their related avionics and accessories. ABX’s maintenance and engineering personnel coordinate all routine and non-routine maintenance requirements. The maintenance programs include tracking the maintenance status of each aircraft, consulting with manufacturers and suppliers about procedures to correct irregularities and training maintenance personnel on the requirements of ABX’s FAA-approved maintenance program. ABX conducts nearly all of its own maintenance training. Performing a majority of the aircraft maintenance themselves reduces costs, minimizes the out-of-service time for aircraft and achieves a higher level of reliability.

ABX performs airframe heavy maintenance and modification on its DC-9 and Boeing 767 aircraft. They perform routine inspections and airframe maintenance, including Airworthiness Directives and Service Bulletin compliance on all of their aircraft. Additionally, ABX contracts with a maintenance repair organization to perform the passenger-to-freighter cargo conversions on its Boeing 767 airframes. ABX contracts with maintenance repair organizations to perform heavy airframe maintenance on its Boeing 767 airframes. ABX also contracts with maintenance repair organizations for the performance of heavy maintenance on its aircraft engines. ABX owns a supply of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The number of spare items maintained is based on the size of the fleet of each aircraft and engine type operated and the reliability history of the item types. CAM contracts for airframe heavy maintenance, modification and repairs on CCIA’s fleet of Boeing 727 aircraft and ATI’s fleet of DC-8 aircraft, both of which are leased from CAM.

Insurance

Our airline subsidiaries are required by the Department of Transportation (“DOT”) to carry liability insurance on each of their aircraft. Their aircraft leases, loans and the ACMI agreement also require them to carry such insurance. The Company currently maintains public liability and property damage insurance and our airline subsidiaries currently maintain aircraft hull and liability insurance and war risk insurance for their respective aircraft fleets in amounts consistent with industry standards.

Employees

As of December 31, 2007, ABX Holdings and its subsidiaries had approximately 10,150 employees, including 5,835 full-time employees and 4,315 part-time employees. We employ approximately 775 flight crewmembers, 1,650 aircraft maintenance technicians and flight support personnel, 3,760 sort employees at the

DHL Air Park, 2,315 sort employees at the regional hubs and postal centers, 515 employees for airport and hub maintenance, 630 employees for warehousing and logistics and 505 employees for administrative functions. We also use contracted labor during business peaks, particularly during the fourth calendar quarter.

Labor Agreements

The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers.

Airline	Labor Agreement Unit	Date Contract Became Amendable	Approximate Number of Employees Represented
ABX	International Brotherhood of Teamsters	7/31/2006	610
ATI	International Brotherhood of Teamsters	5/1/2004	95
CCIA	Airline Pilot Association	3/31/2004	70

Under the Railway Labor Act (“RLA”), as amended, the labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling-off” period before either party can resort to self-help.

Training

Our airline subsidiaries’ flight crewmembers are required to be licensed in accordance with Federal Aviation Regulation (“FAR”) Part 121, with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to fly aircraft. Licenses and medical certifications are subject to recurrent requirements as set forth in the FARs to include recurrent training and minimum amounts of recent flying experience.

The FAA mandates initial and recurrent training for most flight, maintenance and engineering personnel. Mechanics and quality control inspectors must also be licensed and qualified for specific aircraft. Our airline subsidiaries pay for all of the recurrent training required for their flight crewmembers and provide training for their ground service and maintenance personnel. Their training programs have received all required FAA approvals.

Industry

The primary competitive factors in the air cargo industry are price, fuel efficiency, geographic coverage, flight frequency, reliability and capacity. Our airline subsidiaries compete for domestic cargo volume principally with other cargo airlines and passenger airlines which have substantial belly cargo capacity. Other cargo airlines include Astar Air Cargo, Inc. (“Astar”), World Air Holdings, Inc., Atlas Air, Inc., and Evergreen International, Inc. The industry is highly competitive. At least two other cargo airlines have an ACMI agreement with DHL.

Cargo volumes within the U.S. are highly dependent on the economic conditions and the level of commercial activity. Generally, time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery, while higher costs of jet fuel generally reduces the demand for air delivery services within the U.S. When jet fuel prices increase, shippers will consider using ground transportation within the U.S. if the delivery times allows. Historically, the cargo industry has experienced higher volumes during the fourth calendar quarter of each year.

The scheduled delivery industry is dominated by integrated, door-to-door carriers including DHL, the USPS, FedEx Corporation, BAX and United Parcel Service, Inc. Although the volume of our DHL business is being impacted by competition among these integrated carriers, we do not usually compete directly with these integrated carriers.

Intellectual Property

ABX owns a small number of U.S. patents that are important to its business operations and have nominal commercial value. It also owns approximately 160 STCs issued by the FAA. ABX uses these STCs mainly in support of its own fleet; however, it has marketed certain STCs to other airlines.

Information Systems

ABX has invested significant management and financial resources in the development of information systems to facilitate cargo, flight and maintenance operations. ABX utilizes its systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using its systems, ABX tracks and controls inventories and costs associated with each maintenance task, including the personnel performing those tasks. In addition, ABX’s flight operations system coordinates flight schedules and crew schedules. It has developed and procured systems to track flight time, flight crewmember duty and flight hours and crewmember training status.

Regulation

Our subsidiaries’ air carrier operations are generally regulated by the DOT and the FAA. Those operations must comply with numerous security and environmental laws, ordinances and regulations. In addition, they must also comply with various other federal, state, local and foreign authorities.

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

Our subsidiaries’ aircraft currently meet all known requirements for engine emission levels. However, under the Clean Air Act, individual states or the U.S. Environmental Protection Agency may adopt regulations requiring reduction in emissions for one or more localities based on the measured air quality at such localities. Such regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. There can be no assurance that, if such regulations are adopted in the future or changes in existing laws or regulations are promulgated, such laws or rules would not have a material adverse effect on our financial condition or results of operations.

The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Airport Noise and Capacity Act of 1990 provides that, in the case of Stage 3 aircraft (all of our operating aircraft satisfy Stage 3 noise compliance requirements), an airport operator must obtain the carriers’ consent to or the government’s approval of the rule prior to its adoption. We believe the operation of our airline subsidiaries’ aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, some airport authorities are considering adopting local noise regulations, and, to the extent more stringent aircraft operating regulations are adopted on a widespread basis, our airlines subsidiaries may be required to spend substantial funds, make schedule changes or take other actions to comply with such local rules.

The U.S. government, working through the International Civil Aviation Organization, has in the past adopted more stringent aircraft engine emissions regulations with regard to newly certificated engines and aircraft noise regulations applicable to newly certificated aircraft. Although these rules will not apply to any of our airlines subsidiaries’ existing aircraft, additional rules could be adopted in the future that would either apply these more stringent noise and emissions standards to aircraft already in operation or require that some portion of the fleet be converted over time to comply with these new standards.

Department of Transportation

The DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has issued to ABX, CCIA and ATI separately Domestic All-Cargo Air Service Certificates for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Additionally, the DOT has issued ABX a Certificate of Public Convenience and Necessity (Route 377) to engage in scheduled foreign air cargo transportation between the U.S. and Canada. Prior to issuing such certificates, the DOT examines a company’s managerial competence, financial resources and plans, compliance, disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. By maintaining these certificates, the Company, through its airline subsidiaries, can conduct all-cargo charter operations worldwide.

The DOT has the authority to impose civil penalties, or to modify, suspend or revoke our certificates for cause, including failure to comply with federal law or DOT regulations. A corporation holding either of such certificates must qualify as a U.S. citizen, which requires that (1) it be organized under the laws of the U.S. or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be U.S. citizens, (3) that not more than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. Neither type of certificate confers proprietary rights on the holder, and the DOT may impose conditions or restrictions on such certificates. We believe we possess all necessary DOT-issued certificates and authorities to conduct our current operations and continue to qualify as a U.S. citizen.

Federal Aviation Administration

The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. The FAA issues operating certificates and operations specifications to carriers that possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. ABX, CCIA and ATI believe they hold all airworthiness and other FAA certificates and authorities required for the conduct of their business and the operation of their aircraft, although the FAA has the power to suspend, modify or revoke such certificates for cause, or to impose civil penalties for any failure to comply with federal law and FAA regulations.

The FAA has the authority to issue maintenance directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and the replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its DC-9 and Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Company’s airline subsidiaries to inspect and replace aircraft components based on their age or condition. As a matter of routine, the FAA issues airworthiness directives applicable to the aircraft operated by our airline subsidiaries, and our airlines comply, sometimes at considerable cost, as part of our aircraft maintenance program.

The FAA is proposing legislation that would permit the adoption of rules that would limit the number of daily airline operations to control airport and air traffic control congestion. The FAA would seek to do so by permitting airport rates and charges to be set at levels reflecting the scarcity of airspace and airside capacity. With this new authority, the FAA or airport operators may in the future seek to impose limits on the number of arrivals and departures and, were they to do so, the Company’s airline subsidiaries may incur higher airport fees and charges as a result. Currently, the Company’s airline subsidiaries has all of the necessary airport operator permission to operate at each of the airports we serve.

Transportation Security Administration

The Transportation Security Administration (“TSA”), an administration within the Department of Homeland Security, is responsible for the screening of passengers, baggage and cargo and the security of aircraft and airports. Our airline subsidiaries comply with all applicable aircraft and cargo security requirements. TSA is currently considering the adoption of additional cargo security-related rules that, if adopted as proposed, could impose additional burdens on our airlines, which could have an impact on their ability to efficiently process cargo or otherwise increase costs. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to the Company’s airlines subsidiaries in the future.

Other Regulations

We believe that our subsidiaries’ current operations are in compliance with the numerous regulations to which their businesses are subject; however, various regulatory authorities have jurisdiction over significant aspects of their business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material adverse effect on their operations. In addition to the above, other laws and regulations to which they are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

•

The labor relations of our airline subsidiaries are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements;

•	The Federal Communications Commission regulates our airline subsidiaries’ use of radio facilities pursuant to the Federal Communications Act of 1934, as amended;

•	U.S. Customs and Border Protection inspects cargo imported from our subsidiaries’ international operations;

•	Our airlines must comply with U.S. Citizenship and Immigration Services regulations regarding the citizenship of our employees;

•	The Company and its subsidiaries must comply with wage, work conditions and other regulations of the Department of Labor regarding our employees.

Security and Safety

Security

The Company’s subsidiaries have instituted various security procedures to comply with FAA and TSA regulations and comply with the directives outlined in the federal Domestic Security Integration Program. The airline subsidiaries’ customers are required to inform them in writing of the nature and composition of any freight which is classified as “Dangerous Goods” by the DOT. In addition, the Company and its subsidiaries conduct background checks on our respective employees, restrict access to aircraft, inspect aircraft for suspicious persons or cargo, and inspect all dangerous goods. Notwithstanding these procedures, our airline subsidiaries could unknowingly transport contraband or undeclared hazardous materials for customers, which could result in fines and penalties and possible damage to their aircraft.

Safety and Inspections

Management is committed to the safe operation of its aircraft. In compliance with FAA regulations, our subsidiaries’ aircraft are subject to various levels of scheduled maintenance or “checks” and periodically go through phased overhauls. In addition, a comprehensive internal review and evaluation program is in place and active. Our subsidiaries’ aircraft maintenance efforts are monitored closely by the FAA. They also conduct extensive safety checks on a regular basis.

ITEM 1A. RISK FACTORS

The risks described below could adversely affect our financial condition or results of operations. The risks below are not the only risks that the Company faces. Additional risks that are currently unknown to us or that we currently consider immaterial or unlikely could also adversely affect the Company.

We continue to rely on DHL for a substantial portion of our revenue and operating cash flows. DHL could reduce the scope of service provided by ABX.

DHL may make strategic changes in its network in an effort to reduce its operating losses in the U.S. DHL can, after a contractual advance-notice period, reduce the scope of services that ABX provides under the ACMI or Hub Services agreements. For example, DHL can reduce the number of aircraft or the number of routes that ABX flies, or DHL can transfer the management of any or all of the hubs that ABX operates. Further, DHL continues to place pressure on its vendors and service providers, including ABX, to reduce costs, improve productivity and stem its operating losses in the U.S.

DHL competes in the U.S. against FedEx Corporation and United Parcel Service, Inc., each of which has significant resources, market penetration and brand recognition. ABX may experience declines in its revenues and operating cash flows if volume reductions are experienced by DHL.

The term of the Hub Services agreement will automatically renew for an additional year unless either party gives notice of termination on or before May 17, 2008. Termination of the Hub Services agreement would adversely impact our business, resulting in a significant decline in our revenues and earnings. As a condition to renewal, DHL may seek to negotiate new terms, possibly creating greater risk/reward opportunities related to ABX’s performance and cost controls or a reduction in the scope of services ABX provides to DHL.

The Company is highly leveraged and relies on debt arrangements for liquidity.

ABX and CHI have a Credit Agreement and other debt arrangements that subject them to covenants and stipulate events of default. The removal of services from the ACMI agreement or other significant declines in our business could result in a condition of default that could limit ABX’s and CHI’s use of the credit arrangements.

Conditions in the credit market may affect the cost of the Company’s borrowings. The Company and the lead bank for its Credit Agreement are currently marketing the $270 million unsubordinated term loan to other banks and investors. Conditions in the credit market may result in a higher cost of borrowing to attract additional lenders.

On January 14, 2008, ABX received from DHL a demand for payment in full of all amounts due under the DHL Note (including principal and accrued but unpaid interest), which would total $92.9 million. In its demand, DHL asserts that the acquisition by the Company of CHI and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the DHL Note. We do not believe a “change of control” occurred in connection with the CHI acquisition and, accordingly, have disputed DHL’s demand. If, however, it becomes necessary for ABX to repay the DHL Note, it has secured back-up financing through January 2009. See Note H to the consolidated financial statements of this report for additional information. The costs to the Company of such back-up financing could be significantly greater than the financing costs under the DHL Note.

The combined Company created by our acquisition of CHI may not perform as well financially as we expect.

The Company, through its subsidiaries, is highly leveraged and has a large fleet of recently modified, and soon to be modified, cargo aircraft, many of which are currently not under long-term contracts. The success of the combination will depend, in part, on our ability to realize the anticipated revenue opportunities while leveraging cost structures when possible. Benefits of the combination must be realized in a timely manner, due to significant debt servicing requirements presupposed by the acquisition. We will attempt to identify and realize synergies without adversely affecting revenues or suffering a business interruption. If we are not able to successfully bring cost effective service offerings to the market, the anticipated benefits of the acquisition may not be realized or may take longer to realize than expected. Leveraging certain business functions, even if achieved in an efficient, effective and timely manner, may not produce results of operations and financial condition consistent with our expectations or superior to what ABX and CHI could have achieved independently.

Allocations of corporate overhead expenses will negatively impact our operating results.

The provisions of the two commercial agreements ABX has with DHL do not require an allocation of overhead to the charter segment or to other non-DHL operations until such time as ABX derives more than 10% of its total revenue from non-DHL business activities. ABX may reach this threshold in 2008, depending on the timeframe over which the revenues are measured. Once the 10% threshold is reached, a portion of overhead costs will be allocated to ABX’s charter segment and other non-DHL operations and will no longer be reimbursed by DHL. ABX and DHL have begun to discuss how the expense allocations will be accomplished, but, at this time, management cannot predict with reasonable certainty the level of overhead costs that will be allocated to non-DHL operations.

DHL has communicated to ABX’s management its assertions that under provisions within the ACMI and Hub Services agreements 1) certain corporate overhead expenses incurred by ABX as a result of being a publicly traded company are not required to be reimbursed by DHL (these expenses include professional fees incurred by the Company to evaluate an offer by ASTAR to acquire all of the outstanding stock of ABX) and 2) ABX reached the 10% threshold for allocating overhead expenses to the Charter segment and other non-DHL operations during the second quarter of 2007 when excluding fuel revenues that are reimbursed without mark-up. ABX’s management maintains that the 10% threshold included in the commercial agreements includes the fuel revenues, and, until such time as the 10% threshold is met, all of the corporate overhead expenses are reimbursable under the commercial agreements. The dispute resolution procedures, as specified in the agreements, have begun, and management is preparing to prosecute its position through arbitration. While we expect to prevail in the dispute resolution process and, accordingly, no charge or reserve for disputed overhead expenses has been recorded, the arbitration process could result in an unfavorable outcome, requiring ABX to bear overhead expenses currently in dispute, without reimbursement from DHL.

Certain terms of the ACMI agreement and Hub Services agreement with DHL may adversely affect ABX’s operating results.

Under the ACMI agreement and Hub Services agreement, if ABX does not meet certain performance standards, after a cure period, DHL may terminate the ACMI agreement and Hub Services agreement prior to the end of their respective terms. A recurring work slowdown or strike by one or more groups of employees, such as ABX’s mechanics, sorters or flight crews, could adversely impact our operating performance. These events could result in reductions by DHL to the scope of services provided under the DHL agreements, leading to the termination of those agreements.

Although the ACMI agreement and Hub Services agreement with DHL are structured as cost-plus arrangements, the costs for which ABX can be reimbursed are subject to certain limitations. For instance, labor rate increases are capped at predetermined levels and certain other costs are non-reimbursable. DHL can dispute whether expenses ABX has incurred are reimbursable under the agreements. The agreements give DHL, within reason, certain rights to audit ABX’s expenses. Further, the agreements stipulate dispute and arbitration procedures. If labor costs sharply increase or ABX incurs excessive non-reimbursable costs, there can be no assurance that the revenues from these agreements will generate sufficient income for ABX to recover its costs.

The Company is dependent upon the economic conditions in the U.S.

An economic downturn in the U.S. is likely to adversely affect demand for delivery services offered by DHL and BAX, in particular expedited services shipped via aircraft. During an economic slowdown, customers generally use ground-based delivery services instead of more expensive air delivery services. A prolonged economic slowdown may increase the likelihood that DHL would reduce the scope of services ABX provides under the ACMI agreement. Although the cost of jet fuel does not directly affect our net earnings, increased prices of jet fuel could also reduce the demand for air delivery services from DHL, BAX or our other ACMI customers.

The Company has made a significant investment in Boeing 767 aircraft.

The Company, through its subsidiaries, is planning to add six Boeing 767 aircraft to service through 2008. This is in addition to eleven Boeing 767 aircraft that ABX added to its Charter segment operations since 2005. Our future operating results and financial condition will depend in part on our subsidiaries ability to successfully deploy these aircraft in operations that provide a positive return on investment. Our success will depend, in part, on their ability to obtain and operate additional cargo volumes with customers other than DHL and BAX. Certain of our subsidiaries are pursuing international opportunities, including flights in Asia, Central America, South America and Europe. Deploying aircraft in new international markets may pose additional risk, regulatory requirements and costs. Our future operating results will be affected by the interest rates, limits and other terms and conditions of the borrowings or leases. See page 30 for further discussion of these aircraft.

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

As a result of acquiring CHI, we have recorded significant amounts of goodwill and acquisition-related intangibles, which will be tested periodically for impairment. If we are unable to achieve the projected levels of operating results and these assets are impaired, it may be necessary to record a charge to earnings.

If we incur operating losses or our estimates of expected future earnings indicate a decline, it may be necessary to reassess the need for a valuation allowance for some or all of the Company’s net deferred tax assets.

Penalties, fines, and sanctions levied by governmental agencies or the costs of complying with government regulations could negatively affect our results of operations.

Our subsidiaries’ operations are subject to complex aviation, transportation, environmental, labor, employment and other laws and regulations. These laws and regulations generally require us to maintain and comply with a wide variety of certificates, permits, licenses and other approvals. Their inability to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or, in the case of DOT and FAA requirements, possible suspension or revocation of their authority to conduct operations.

All aircraft in our airline subsidiaries’ in-service fleet of 127 aircraft were manufactured prior to 1990. The average ages of our Boeing 767, Boeing 727, DC-9 and DC-8 aircraft are approximately 24, 28 and 36 and 40 years, respectively. Manufacturer Service Bulletins and the FAA Airworthiness Directives issued under its “Aging Aircraft” program cause aircraft operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. Airworthiness Directives have been issued that require inspections and both major and minor modifications to such aircraft. It is possible that additional Service Bulletins or Airworthiness Directives applicable to the types of aircraft or engines included in our fleet could be issued in the future. The cost of compliance with Airworthiness Directives and of following Service Bulletins cannot currently be reasonably estimated but could be substantial.

Failure to maintain the operating certificates and authorities of ABX, ATI and CCIA would adversely affect our business.

Our airline subsidiaries have the necessary authority to conduct flight operations within the U.S. and maintain Domestic All-Cargo Air Service Certificates for their domestic services, a Certificate of Public Convenience and Necessity for Route 377 for ABX’s Canada service, and Air Carrier Operating Certificates issued by the FAA. The continued effectiveness of such authority is subject to their compliance with applicable statutes and DOT, FAA and TSA rules and regulations, including any new rules and regulations that may be adopted in the future.

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. certificated air carrier. The separation of ABX from Airborne required it to file a notice of a substantial change with the DOT. In connection with the filing, the DOT will determine whether ABX continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen. The DOT may determine that DHL actually controls ABX as a result of the commercial arrangements (in particular, the ACMI agreement and the Hub Services agreement) between ABX and DHL. If the DOT determined that ABX was controlled by DHL, the DOT could bring an enforcement action against ABX to revoke its certificates. The DOT could take action requiring ABX to show cause that it is a U.S. citizen and that it is fit, willing and able to engage in air transportation of cargo, or requiring amendments or modifications of the ACMI agreement, the Hub Services agreement or the other transaction documents. If ABX was unable to modify these agreements to the satisfaction of the DOT, the DOT may seek to suspend, modify or revoke its air carrier certificates and/or authorities.

The loss of our airlines’ authorities, including in the situation described above, would materially and adversely affect our airline operations and would effectively eliminate our ability to operate the air services.

Employees may decide to institute labor agreements.

Our subsidiaries rely on a diverse group of employees, including sorters, mechanics and pilots. Today, only flight crewmembers are organized under labor agreements. Operations could be interrupted and business could be adversely affected if no agreements are reached with the pilots or if other employee groups choose to organize with a union.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

ABX leases its corporate offices, 210,000 square feet of maintenance hangars and a 100,000-square-foot component repair shop from DHL. These facilities are located at the DHL Air Park in Wilmington, Ohio. ABX also has the non-exclusive right to use the airport which includes two runways, taxi ways, and ramp space comprising approximately 300 paved acres. The term of the lease runs concurrently with the term of the ACMI agreement with DHL. We believe our existing facilities are adequate to meet our current and reasonably foreseeable future needs.

Aircraft

Our airline subsidiaries currently utilize pre-owned Boeing 767, Boeing 727, McDonnell Douglas DC-9 and McDonnell Douglas DC-8 aircraft. Once acquired, aircraft are modified for use in our cargo operation. As of December 31, 2007, the combined in-service fleet consisted of 127 aircraft, including 40 Boeing 767 aircraft, 14 Boeing 727 aircraft, 57 DC-9 aircraft and 16 DC-8 aircraft.

Most of ABX’s DC-9 aircraft and 24 of its Boeing 767 aircraft are not equipped with standard cargo doors, but instead utilize the former passenger doors for the loading and unloading of freight. This reduced the cost of modifying the aircraft from passenger to freighter configuration but limits the size of the freight that can be carried onboard the aircraft and necessitates the use of specialized containers and loading equipment. The absence of a cargo door may also negatively impact the market value of the aircraft.

At December 31, 2007, ABX had a total 16 Boeing 767 aircraft in service that have been converted from passenger aircraft to a standard cargo door configuration. Seven more Boeing 767 freighters will be added into certain of our subsidiary fleets in 2008. Additionally, CCIA will begin operating a Boeing 757 freighter in the first quarter of 2008. The timing of acquisitions and modification payments are described on page 30 of this report.

The tables below show our subsidiaries’ aircraft fleets and the certificates under which they operate.

ABX Air, Inc. In-Service Fleet

Aircraft Type	Number of Aircraft as of Dec. 31, 2007	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
DC-9	49	1967-1978	26,000-36,000	550-1,100
DC-9-F (1)	8	1967-1970	26,000-36,000	550-1,100
767-200	24	1983-1985	67,000-91,000	1,800-4,400
767-200SF (2)	16	1982-1987	67,000-91,000	1,800-4,400

Total	97

Air Transport International, LLC In-Service Fleet

Aircraft Type	Number of Aircraft as of Dec. 31, 2007	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
DC-8-F	12	1967-1969	96,000-108,800	1,800-4,400
DC-8-CF (3)	4	1968-1970	80,000-85,000	1,800-4,400

Total	16

Capital Cargo International Airlines, Inc. In-Service Fleet

Aircraft Type	Number of Aircraft as of Dec. 31, 2007	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
727-200SF	14	1973-1981	52,300-61,000	1,200-2,100

Aircraft Currently Undergoing Modification

Aircraft Type	Number of Aircraft as of Dec. 31, 2007	Year of Manufacture	Expected In-Service Date
757-200 SF	1	1986	4/2008
767-200 SF	3	1982-1984	4/2008-7/2008
767-200 ER	4	1984-1985	7/2008-12/2008

Total	8

(1)	These aircraft were manufactured with a cargo door for transporting freight. The cargo doors are currently deactivated.
(2)	These passenger aircraft are configured for standard cargo containers, including activated cargo doors.
(3)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.

Because our airline subsidiaries’ flight operations can be hindered by inclement weather, they use sophisticated landing systems and other equipment that is intended to minimize the effect that weather may have on their flight operations. For example, ABX’s Boeing 767 aircraft are equipped for Category III landings. This allows their crews to land under weather conditions with runway visibility of only 600 feet at airports with Category III Instrument Landing Systems. All of ABX’s DC-9 aircraft are equipped for Category II landings, which enable landing with runway visibility of only 1,200 feet.

ITEM 3. LEGAL PROCEEDINGS

Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of 2005 and again in September of 2007, the DOT will determine whether ABX continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

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

ALPA Lawsuit

On August 25, 2003, ABX intervened in a lawsuit filed in the U.S. District Court for the Southern District of New York by DHL Holdings (USA), Inc. (Now DPWN Holdings (USA), Inc.) (“DPWN Holdings”) and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DPWN Holdings to direct its subsidiary, Airborne, Inc. (Now DHL Network Operations (USA), Inc.), to cease implementing its ACMI agreement with ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having DHL’s freight currently being flown by ABX transferred to Astar.

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted ABX’s motion to intervene in the case. The parties filed briefs in the matter and oral arguments were heard on October 17, 2007. We are currently awaiting the U.S. Court of Appeals decision in this matter. The declaratory judgment matter and related counterclaim in the U.S. District Court remain stayed at this time.

We believe the NLRB’s decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

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

On April 13, 2007, a former ABX employee filed a complaint against ABX, a total of three current and former executives and managers of ABX, DHL, Garcia Labor Company, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. ABX filed a motion to dismiss on June 11, 2007 and that motion is currently pending. We believe the claim is without merit.

Arbitration under ACMI Agreement and Hub Services Agreement

On November 15, 2007, DHL filed a demand for arbitration with the American Arbitration Association in accordance with the dispute resolution provisions under the ACMI agreement and Hub Services agreement. DHL is seeking certain declarations, including that (i) ABX may not include fuel costs as revenues under the ACMI agreement for purposes of determining whether it receives more than 10% of its revenues from other customers; (ii) ABX exceeded the 10% threshold in the second quarter of 2007 and therefore must begin absorbing a portion of its overhead for the second quarter of 2007 and each quarter going forward under the Agreements; and (iii) DHL is not obligated to reimburse ABX for the costs incurred in maintaining its status as a public company, including those costs incurred in evaluating a recent unsolicited indication of interest from another company.

On December 5, 2007, ABX filed an answer and counterclaim denying DHL’s claims and requesting certain declarations, including that (i) DHL is in default of the ACMI agreement and Hub Services agreement; (ii) reimbursable costs, including fuel costs, are properly included as revenue under the Agreements for purposes of determining whether ABX has crossed the 10% threshold, and (iii) costs incurred by ABX in maintaining its status as a public company are properly included in the cost recovery amount under the Agreements.

An arbitration panel has been convened and the parties are currently engaged in the discovery process. The arbitration panel currently anticipates issuing its decision in mid-June of 2008.

We believe that ABX will prevail on all of its counterclaims and that all of DHL’s claims will be denied.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock became publicly traded on the NASDAQ Global Select Market under the symbol ABXA on May 9, 2005. The following table shows the range of high and low prices per share of our common stock for the periods.

2007 Quarter Ended:	Low	High
December 31, 2007	$3.45	$7.39
September 30, 2007	$6.51	$8.36
June 30, 2007	$6.00	$8.56
March 31, 2007	$6.47	$7.95

2006 Quarter Ended:	Low	High
December 31, 2006	$5.12	$6.94
September 30, 2006	$4.94	$6.07
June 30, 2006	$5.73	$7.11
March 31, 2006	$6.48	$8.50

On March 14, 2008, there were 2,122 stockholders of record of the Company’s common stock. The closing price of the Company’s common stock was $2.91 on March 14, 2008.

Performance Graph

The graph below compares the cumulative total stockholder return on a $100 investment in the Company’s common stock with the cumulative total return of a $100 investment in the NASDAQ Global Select Market and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on August 18, 2003, the date on which the Company’s shares first began trading publicly, and ending on December 31, 2007.

	8/18/2003	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
ABX Holdings, Inc.	100.00	277.42	573.55	506.45	447.10	269.68
NASDAQ Transportation Index	100.00	104.11	133.24	137.77	154.32	171.22
NASDAQ Composite Index	100.00	110.63	119.93	122.57	135.15	148.57

Dividends

ABX is restricted from paying dividends on its common stock in excess of $1.0 million during any calendar year under the provisions of its promissory note due to DHL, while the Company is restricted from paying dividends on its common stock in excess of $50.0 million during any calendar year under the provisions of the credit facility agreement. No cash dividends have been paid or declared.

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

The selected consolidated financial data and the consolidated operations data below are derived from the Company’s audited consolidated financial statements.

	As of and for the Years Ended December 31
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
OPERATING RESULTS:
Revenues (1)	$1,174,515	$1,260,361	$1,464,390	$1,202,509	$1,160,959
Operating expenses (2)	1,131,717	1,217,576	1,425,627	1,157,511	1,720,125
Net interest expense	9,510	6,772	8,451	8,025	16,379

Earnings (loss) before income taxes	33,288	36,013	30,312	36,973	(575,545)
Income tax benefit (expense) (3)	(13,701)	54,041	—	—	128,644

Net earnings (loss) (2)	$19,587	$90,054	$30,312	$36,973	$(446,901)

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS
Basic (2)	$0.34	$1.55	$0.52	$0.63	$(8.52)
Diluted (2)	$0.33	$1.54	$0.52	$0.63	$(8.52)
WEIGHTED AVERAGE SHARES:
Basic	58,296	58,270	58,270	58,270	52,474
Diluted	58,649	58,403	58,475	58,270	52,474
SELECTED CONSOLIDATED FINANCIAL DATA:
Cash and cash equivalents	$59,271	$63,219	$69,473	$38,749	$63,101
Deferred income taxes (3)	35,056	101,715	—	—	—
Goodwill and intangible assets	210,354	—	—	—	—
Property and equipment, net	690,813	458,638	381,645	351,646	312,803
Total assets	1,162,967	679,798	516,043	472,923	413,106
Post-retirement liabilities (4)	190,028	224,376	89,319	79,770	66,825
Capital lease obligations	88,483	73,551	80,908	88,861	96,193
Long-term debt	495,704	125,126	92,276	92,949	92,949
Stockholders’ equity	$200,003	$120,210	$113,079	$87,949	$58,666

(1)	Prior to August 16, 2003, revenues were calculated as pre-tax net expenses plus two percent. See revenue recognition policy on page 33 of this report.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Holdings, Inc, and its subsidiaries (“the Company”) and should be read in conjunction with the “Risk Factors” on page 10 of this report, our historical financial statements, and the related notes contained in this report.

INTRODUCTION

On December 31, 2007, ABX Air, Inc. (“ABX”) was reorganized such that it became a subsidiary under a holding company structure. The holding company, ABX Holdings, Inc. (“the Company”), acquired all outstanding ownership of Orlando, Florida based Cargo Holdings International, Inc. (“CHI”) on December 31, 2007. CHI is the parent company of two certificated airline subsidiaries, CCIA and ATI. The consolidated financial statements of the Company include the balance sheet of CHI and its subsidiaries, including Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International L.L.C. (“ATI”), as of the date of acquisition; accordingly, the activities of CHI are not included in the Company’s consolidated statements of earnings or consolidated statements of cash flows for 2007, 2006 or 2005. For this reason and in the interest of convenience, ABX Holdings, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as “the Company”, “we”, “our” or “us” from time to time.

ABX is an independent airline that provides cargo transportation and package sorting and handling services. ABX operates an in-service fleet of 97 aircraft as of December 31, 2007. DHL is ABX’s largest customer, accounting for over 90% of our revenues. We are DHL’s primary provider for air cargo transportation and for package handling and warehousing services within the U.S. ABX provides staffing, management and maintenance services for DHL’s primary hub in Wilmington, Ohio and fifteen regional hubs throughout the U.S. In addition to DHL, ABX provides air cargo services to other customers through a fleet of Boeing 767 aircraft. Additionally, ABX provides aircraft part sales and maintenance services to other airlines and, through a wholly-owned subsidiary, operates three sorting facilities for the U.S. Postal Service (“USPS”). During 2007, ABX operated in two reportable segments: DHL and Charter. Its other business activities, including the USPS sort centers, aircraft part sales and maintenance services, do not constitute reportable segments.

DHL Segment

ABX has two commercial agreements with DHL: an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub services agreement (“Hub Services agreement”). Under the ACMI agreement, ABX provides air cargo transportation to DHL on a cost-plus pricing structure. Under the Hub Services agreement, ABX provides staff to conduct package handling, package sorting, warehousing, and facilities and equipment maintenance services for DHL, also on a cost-plus pricing structure. Costs incurred under these agreements are generally marked-up by 1.75% (the base mark-up) and included in revenues. Both agreements also allow ABX to earn incremental mark-up above the 1.75% base mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up.

ABX’s DHL revenues declined 10.6% in 2007 compared to 2006 due to reductions in the services we provide to DHL. As a result, our pre-tax earnings from the DHL segment declined $1.3 million, or 5.7%, to $21.2 million for 2007 compared to $22.5 million in 2006. Declines were affected by a lower base of expenses subject to mark-up and lower achievement of cost-related incentives under the commercial agreements with DHL. Our DHL expense base declined during 2007 compared to 2006 due to DHL assuming the management of line-haul operations in May 2006, the removal of 21 aircraft from the ACMI agreement in August 2006, the transfer of the

Allentown, Pennsylvania and Riverside, California hubs to DHL management during 2007 and the removal of seven aircraft from the ACMI agreement in 2007. Additionally, in November 2007, DHL assumed management of the South Bend, Indiana hub. Our 2006 pre-tax earnings included approximately $2.3 million on revenues of $111.2 million from management of DHL’s line-haul trucking operations, the Allentown, Pennsylvania hub and the Riverside, California hub prior to the transfer of those operations to DHL.

By the end of 2007, ABX was no longer flying any DC-8 aircraft for DHL. Under the ACMI agreement with DHL, ABX had the option to put each of the four DC-9 aircraft and three DC-8 aircraft released in 2007 to DHL at the lower of their fair value or net book value. After having the aircraft appraised, management decided to exercise the put provisions on three of these aircraft. ABX is marketing the remaining aircraft to part dealers and other operations. The removal of aircraft from service to DHL required us to evaluate the recoverability of the carrying value of those aircraft removed from the ACMI agreement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded an impairment charge of $0.3 million in 2007 for the excess of the carrying value of the aircraft over their fair value less cost to sell. The charge is reflected under the ACMI expenses but is not reimbursed by DHL.

Outlook

The ACMI agreement automatically renews for a period of three years in August 2010, unless at least a one year notice of non-renewal is given. The Hub Services agreement renewed in August 2007 and automatically renews for additional periods of one year each, unless at least 90 days notice of non-renewal is given. However, DHL can terminate specific ACMI aircraft, delete or modify the air routes we operate under the ACMI agreement and increase or reduce the scope of services we provide under the Hub Services agreement before their respective renewal dates. In addition to the reductions noted above, DHL assumed the management of the Columbus, Ohio area logistics service operations in January 2008 and will assume management of the Wilmington, Ohio logistics operations in May 2008.

Our level of business depends substantially on DHL’s ability to compete in the U.S., where FedEx Corporation and United Parcel Service, Inc., have significant resources, market penetration and brand recognition. DHL has indicated that it is incurring significant losses from its U.S. operations. DHL may make strategic changes in its network in efforts to reduce its operating losses in the U.S. Those changes may include the removal of ABX aircraft or the transfer of hub management from ABX. Our future operating results will depend, in part, on DHL’s sourcing preferences for providing ACMI and hub services and the volume of business it is able to generate. In recent years, DHL has removed seventeen DC-8 aircraft and eighteen DC-9 aircraft from service. Since 2005, we have added seven Boeing 767 freighter aircraft to service in the DHL network and may provide more Boeing 767 freighter airlift if needed by DHL’s network plan.

Charter Segment

ABX offers ACMI (aircraft, crew, maintenance and insurance) and full service charters to freight forwarders, airlines and other shippers through a fleet of Boeing 767 freighters. As of December 31, 2007, ABX had eleven Boeing 767 aircraft in this segment. We usually charge customers based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly.

Charter segment revenues were $55.6 million for 2007 and grew 127.4% compared to 2006. The growth of our charter revenues reflects the deployment of seven additional Boeing 767 aircraft into service since 2006, including two aircraft contracted to All Nippon Airways Co. (“ANA”). The agreement began May 15, 2007 and expires in January 2010. We are supporting ANA’s cargo operations throughout the Asian market, including Japan, China and Thailand.

Pre-tax earnings from the charter segment were $4.6 million for 2007 compared to $3.7 million for 2006. Pre-tax earnings from the charter segment in 2007 were negatively impacted by the start-up time necessary to get recently delivered aircraft deployed for customers and the timing of scheduled heavy maintenance. Additionally, our margins during 2007 were hurt by high aircraft crewing expenses in our Asia start-up operations. Efforts to cooperatively find a long-term alternative to a foreign domicile at the request of the pilots’ union proved unsuccessful. We initially implemented a temporary crew rotation plan for the Asian operations that was too costly to maintain. In December 2007, we established a crew domicile in Japan under the provisions of our collective bargaining agreement. The full cost efficiency benefit of establishing a crew domicile will not be evident until the end of the first quarter in 2008.

Outlook

The market demand for the Boeing 767s remains strong in the Central American, South American and Asian markets that ABX serves. The fuel efficiency, cubic capacity, payload and operating cost of the Boeing 767 make it a desirable freighter aircraft in medium-range international air cargo markets and in trans-U.S. routes (less than 3,000 nautical miles). While some Boeing 767 aircraft may be contracted to DHL, interest from non-DHL customers is currently strong, particularly from cargo markets outside of the U.S. ABX expects to deploy two additional Boeing 767 aircraft into this segment in early 2008 as the freighter modifications are completed.

While customer demand for these aircraft is currently strong, our operating results could be impacted by aircraft utilization levels, including the timing difference between the redelivery of a modified aircraft to us and that aircraft’s deployment into revenue service. We begin to incur depreciation expense for each additional aircraft when an aircraft is ready for service. Revenue-generating service may begin some time later, however, depending on satisfaction of a number of conditions, including international regulations and laws, contract negotiations, flight crew availability, and arranging resources for aircraft handling. New customer agreements typically involve start-up expenses, including those for route authorities, overfly rights, travel and other activities, and may impact future operating results, particularly if we experience a surge in aircraft deployments. We may begin to incur interest expense from incremental aircraft loans before those aircraft reach normal utilization levels. Additionally, our pre-tax earnings will fluctuate due to the timing of scheduled heavy maintenance, which, under ABX’s policy, are expensed as maintenance is performed.

Our operating results during 2008 may be impacted by the allocation of overhead expenses to the Charter segment and other activities. The provisions of the two commercial agreements ABX has with DHL do not require an allocation of overhead to the charter segment or to other activities until such time as ABX derives more than 10% of its total revenue from non-DHL business activities. ABX may reach this threshold in 2008. ABX and DHL have begun to discuss how the expense allocations will be accomplished, but, at this time, management cannot predict with reasonable certainty the level of overhead cost that will be allocated to non-DHL operations.

Other Activities

Other activities revenue increased to $36.0 million in 2007 compared to $24.1 million in 2006. Increased revenues were a result of being awarded two additional USPS sort center contracts in September of 2006 and an increase in aircraft maintenance work compared to 2006. As a result, pre-tax earnings from all other activities increased $1.2 million during 2007, compared to 2006. In aggregate, pre-tax earnings on these operations as a percentage of revenues declined to 16% for 2007 from 20% for 2006, due primarily to the increase in lower-margin USPS revenues.

Our aircraft part sales and maintenance business activities typically earn operating margins relative to revenues that are higher than the margin on our DHL business. These other opportunities typically involve single sales or short-term service arrangements across many different customers. These opportunities have different economic and risk profiles that often dictate a higher sales price and expected return than our DHL business segment. Our pre-tax earnings relative to revenues from the DHL segment are predicated on large business volumes. We expect that revenues and earnings from non-DHL business could vary widely among quarters, due to the capacity of ABX’s hangar and maintenance facilities and the timing of our non-DHL customers’ demand for services. Our direct costs to develop, market and offer services to non-DHL customers are not reimbursed by DHL.

CHI

The purchase price for all of CHI’s equity securities was approximately $259 million, consisting of approximately $215 million in cash from the Company, $18 million in cash from CHI and the value of four million common shares of ABX Holdings, Inc., valued at $25 million, which were issued to certain shareholders. ABX also repaid $101 million of CHI’s existing indebtedness under its senior credit facility and acquired approximately $20 million in CHI cash. The overall transaction value was approximately $340 million. The Company obtained $270 million of these funds from a new unsubordinated term loan.

Through its wholly-owned subsidiaries, CHI operates 30 aircraft, and, at December 31, 2007, also owned four Boeing 767-200s and one Boeing 757-200 that were undergoing conversions from passenger to freighter configurations. The Boeing 757-200 conversion was completed in the first quarter of 2008. CHI companies also provide aircraft leasing, fuel management, specialized transportation management and air charter brokerage services. CHI’s primary customer is BAX Global Inc./Schenker AG, and its roster of more than thirty customers includes the U.S. government, DHL, the USPS, and United Parcel Service, Inc. By acquiring CHI, the Company expects to diversify its revenue base and accelerate its growth opportunities. We believe the acquisition of CHI and its wholly owned subsidiaries will result in a number of strategic benefits, including improved economies from a larger base of operations and expanded market leadership in 767 freighter services. We expect to continue the business operations of CHI’s subsidiaries with largely the same management and employee team that was in place at the time of the acquistion.

The acquisition of CHI will have a significant impact on our future financial results. Unaudited pro forma combined financial information is presented on page 49 of this report. The unaudited pro forma information is not necessarily indicative of what the Company’s results of operations actually would have been had the acquisition been completed by the earlier dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future financial position or operating results of the combined company. The unaudited pro forma financial information was prepared using the purchase method of accounting with ABX Holdings, Inc. treated as the acquirer. Accordingly, the historical consolidated financial information has been adjusted to give effect to the impact of the consideration issued in connection with the acquisition. More detailed unaudited pro forma results and the basis of adjustments are included in ABX Holdings’ 8-K/A submitted for filing with the Securities and Exchange Commission on March 14, 2008.

Based on the unaudited pro forma information referred to above, DHL would have represented 74% of combined revenues, while BAX would have represented 14% of combined revenues in 2007.

RESULTS OF OPERATIONS

2007 compared to 2006

Net earnings decreased $70.5 million to $19.6 million for 2007 compared to $90.1 million in 2006, which included a $54.0 million income tax benefit recorded in 2006. Pre-tax earnings decreased $2.7 million in 2007 compared to 2006. Improved pre-tax earnings from the Charter segment and aircraft parts sales and maintenance services were offset by lower pre-tax earnings from the DHL segment and increased interest expense during 2007. Pre-tax earnings from the DHL segment decreased primarily due to a lower base of DHL expenses subject to mark-up and lower achievement of cost-related incentives under the commercial agreements. Our DHL expense base declined during 2007 compared to 2006 due to DHL assuming the management of line-haul operations in May 2006, the removal of aircraft from the ACMI agreement and the transfer of the Allentown, Pennsylvania and Riverside, California hubs to DHL management during 2007. Our incremental mark-up from hub services decreased $0.7 million, the incremental mark-up from the DHL ACMI agreement decreased by $0.4 million during 2007 and base earnings from the DHL agreements decreased $0.2 million compared to 2006. Charter segment earnings increased $0.8 million, earnings from all other activities increased $1.2 million and net interest income decreased $3.5 million due to seven aircraft financed by the end of 2007. Earnings were also negatively affected by $13.7 million in deferred income tax expense recorded in 2007.

During the fourth quarters of 2007 and 2006, we recognized $3.8 million and $4.1 million, respectively, or approximately 100%, of the maximum available incremental mark-up from the annual cost-related goal under the ACMI agreement. Also, during the fourth quarter of 2007, we recognized revenue from the annual service goal in the ACMI agreement of $0.9 million, or 80% of the maximum available. During the fourth quarter of 2006, we recognized revenue from the annual service goal in the ACMI agreement of $1.2 million, or 100% of the maximum available. During the fourth quarter of 2007, we recognized $2.3 million, or 100% of the maximum, from the annual service goal under the Hub Services agreement, compared to $2.1 million, or 70% of the maximum, during 2006. During 2007, our expenses for the DHL segment included approximately $2.2 million for costs and administrative expenses that are not reimbursable under the two DHL agreements, compared to approximately $3.3 million in the corresponding 2006 period.

A summary of our revenues, expenses and pre-tax earnings is shown below (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenues:
DHL Contracts
ACMI
Base mark-up	$445,390	$466,967	$480,322
Incremental mark-up - cost goals	6,170	6,303	6,319
Incremental mark-up - service goals	874	1,148	708

Total ACMI	452,434	474,418	487,349
Hub Services
Base mark-up	314,687	400,336	605,094
Incremental mark-up - cost goals	—	951	753
Incremental mark-up - service goals	2,316	2,064	—

Total Hub Services	317,003	403,351	605,847
Other Reimbursable	313,506	334,101	337,151

Total DHL	1,082,943	1,211,870	1,430,347
Charters	55,580	24,440	13,864
Other Activities	35,992	24,051	20,179

Total Revenues	$1,174,515	$1,260,361	$1,464,390

Expenses:
DHL Contracts
ACMI	$438,823	$459,926	$472,283
Hub Services	309,435	395,391	599,591
Other Reimbursable	313,506	334,101	337,151

Total DHL	1,061,764	1,189,418	1,409,025
Charters	51,016	20,736	12,726
Other Activities	30,094	19,356	14,786

Total Expenses	$1,142,874	$1,229,510	$1,436,537

Pre-Tax Earnings:
DHL Contracts
ACMI	$13,611	$14,492	$15,066
Hub Services	7,568	7,960	6,256
Other Reimbursable	—	—	—

Total DHL	21,179	22,452	21,322
Charters	4,564	3,704	1,138
Other Activities	5,898	4,695	5,393
Interest Income and Other	1,647	5,162	2,459

Total Pre-Tax Earnings	$33,288	$36,013	$30,312

For the purposes of internal reporting, ABX does not allocate overhead costs that are reimbursed by DHL to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

Operating Expenses

Our expenses are driven by operational variables, including the number of aircraft hours flown, the volume and size of packages handled for DHL, the services that DHL requests (such as electronic package scanning) and the number of instances in which a package is handled during the sort and transportation process. Pounds processed reflects the weight of a package at multiple times as it moves through the network. The design of the DHL air and ground network, which includes routing standards and transportation determinations, is generally communicated to us by DHL.

	Year Ended December 31,		Percentage
	2007	2006	Increase (Decrease)
Pounds processed for DHL (millions)	2,686	2,817	(5%)
Labor hours (thousands)	19,413	21,976	(12%)
DHL agreement aircraft block hours flown	94,098	101,014	(7%)
Charter segment aircraft block hours flown	14,414	6,382	126%

Labor hours decreased in 2007 compared to 2006 due primarily to lower levels of staffing to operate DHL’s main hub in Wilmington, Ohio and DHL’s network of regional hubs. Aircraft block hours flown for the DHL ACMI agreement declined 7% in 2007 compared to 2006, due to the removal of DC-9 and DC-8 aircraft in 2006 and 2007. Aircraft block hours flown for Charter segment customers increased 126% in 2007 compared to 2006, reflecting the deployment of ten Boeing 767 aircraft since April 2006.

Salaries, wages and benefits expense decreased 2.8% during 2007 compared to 2006. The decrease reflects an approximately 1.3% decrease in part-time and full-time staffing levels compared to 2006 and includes transferring the Allentown, Pennsylvania hub operation to DHL in January 2007, the Riverside, California hub operation in June 2007, and the South Bend, Indiana hub operation in November 2007.

Fuel expense increased slightly in 2007 compared to 2006. Gallons consumed for the DHL network flights declined due to the flight reductions made by DHL. These declines were offset by increased fuel prices compared to 2006. We do not hedge fuel prices or purchase fuel derivatives. During 2007, the volatility of fuel prices was effectively assumed by DHL and other customers through ACMI agreements.

Maintenance, materials and repairs decreased 4.0% during 2007 compared to 2006. The primary reason for the decrease was reduced spending on scheduled heavy maintenance checks for aircraft, which was a result of DHL’s removal of aircraft from operations under the ACMI agreement.

Depreciation and amortization expense increased $6.1 million in 2007 compared to 2006. The increase is primarily a result of seven additional Boeing 767 aircraft that we placed in service in 2007. Our depreciation expense for 2008 will be impacted by the timing of the additional Boeing 767s and 757s we anticipate placing into service.

Landing and ramp expense, which includes the cost of deicing chemicals, increased 22.9% in 2007 compared to 2006. These expenses increased due to the more difficult winter weather experienced during the first quarter of 2007 compared to the first quarter of 2006.

Purchased line-haul and yard management expenses decreased $82.2 million, or 93.2%, during 2007 compared to 2006. The decrease is primarily a result of DHL assuming management of its line-haul trucking operations from ABX in May 2006.

Other operating expenses include pilot travel, professional fees, insurance, utilities, costs of parts sold to non-DHL customers and packaging supplies. Other operating expenses increased by $6.8 million in 2007 compared to 2006. The increase is driven by Asian travel cost in the charter segment and costs associated with increased non-DHL maintenance revenues. The increase includes approximately $1.6 million for professional fees to legal and financial advisors engaged to assist ABX in evaluating an indication of interest by another company to purchase all of the outstanding shares of ABX stock.

Interest Income and Expense

Our interest expense for 2007 increased $2.5 million to $14.1 million compared to 2006. The increase in interest expense is a result of seven Boeing 767 aircraft financed through December 31, 2007.

Interest income decreased $0.2 million during 2007 compared to 2006 due to lower cash balances and lower interest rates in 2007 compared to 2006.

Income Tax

Our effective tax rate for 2007 was approximately 41.1%. The increase in the effective tax rate for 2007 is due to an increase in non-deductible expenses. In the third quarter and the first nine months of 2006, income tax expense was offset by reductions in the tax valuation allowance.

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

Since that time, ABX has generated annual pre-tax earnings in each of the last four years while diversifying its business. ABX has diversified its revenues and earnings, growing non-Airborne/DHL revenues from $16.6 million in 2002 to $91.6 million in 2007. Our projections of taxable income and a successful implementation of diversification strategies, combined with a four-year record of profitable results, indicate it is more likely than not that all the deferred tax assets will be realized prior to their expiration. As a result, the asset valuation allowance that had been placed on income tax carryforwards and other deferred tax assets was completely reversed in 2006.

As of December 31, 2007, ABX had operating loss carryforwards for U.S. federal income tax purposes of approximately $129.9 million, which will begin to expire in 2022. We expect to utilize the loss carryforwards to offset federal income tax liabilities ABX will generate in the future. As a result, we do not expect to pay federal income taxes for the next three years. ABX may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

2006 compared to 2005

Net earnings increased $59.7 million to $90.1 million for 2006 compared to $30.3 million in 2005, including a $54.0 million income tax benefit recorded in 2006. Pre-tax net earnings increased $5.7 million primarily due to achieving a higher level of incremental mark-up under the DHL Hub Services agreement in 2006 compared to 2005 and an increase in non-DHL charter/ACMI earnings. Our incremental mark-up from hub services increased $2.3 million, the incremental mark-up from the DHL ACMI agreement increased by $0.4 million, and our earnings from non-DHL charter operations increased by $2.6 million. Pre-tax earnings from base mark-up under the DHL agreements declined $1.5 million during 2006 compared to 2005 and our earnings from all other activities declined $0.8 million. These declines were offset by an increase in net non-DHL interest income of $2.7 million.

DHL Segment

While our revenues from DHL declined 15.3% during 2006, reflecting DHL’s decision to take over the management of the line-haul trucking operation during the year, our 2006 earnings from the DHL segment increased $1.1 million to $22.5 million. Pre-tax earnings for achieving cost-related and service goals increased $2.7 million to $10.5 million for 2006.

The increase in our 2006 DHL pre-tax earnings and in the annual cost-related and service mark-up was primarily due to higher achievement of incentives within the Hub Services agreement. Mark-ups of $2.1 million from the annual service-related goals under the Hub Services agreement were recognized for 2006 while none were recognized in 2005. The improvement in incremental hub services revenues primarily reflects operational issues we experienced in 2005 during the Wilmington hub consolidation, the relocation of two smaller hubs and other changes that were made by DHL to their network in 2005. In an effort to share responsibility and demonstrate our commitment to DHL, we agreed to forego approximately $0.9 million of 2005 annual service incentive revenue that was otherwise earned under the agreement.

Our pre-tax earnings from the base mark-up for 2006 declined $1.5 million to $12.0 million compared to $13.5 million for 2005. The decline was principally because DHL assumed management of its line-haul trucking operations from ABX Air in May 2006. Full-year results from those operations were $1.6 million in pre-tax earnings in 2006, and $4.3 million in pre-tax earnings in 2005, including fuel surcharge.

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

Charter Segment

Our revenues from our Charter segment were $24.4 million in 2006 compared to $13.9 million in 2005. Contributing to the higher revenues in 2006 was high utilization of the Boeing 767 freighter aircraft we operated for customers other than DHL. Early in 2005, we reached an agreement with DHL to temporarily defer two Boeing 767 freighter aircraft from DHL service and instead deploy the aircraft in our charter operations for a twelve-month period. As a result, during the twelve months, the depreciation, maintenance and other operating costs associated with the aircraft were borne by ABX and not reimbursed by DHL under the ACMI agreement. By mid-2006, we deployed two newly modified Boeing 767 cargo aircraft into our charter business, allowing us to return the two 767s previously deferred to service for DHL. By the end of 2006, we had deployed two additional newly modified Boeing 767 aircraft into service for our charter operations, bringing the total to four. Pre-tax earnings from our Charter segment were $3.7 million in 2006 compared to $1.1 million in 2005. The pre-tax charter earnings in the first half of 2005 were hampered by low utilization and higher fixed costs while we transitioned the 767 freighters into non-DHL service.

Other Activities

Other activities revenue increased $3.9 million to $24.1 million in 2006 compared to $20.2 million for 2005, while pre-tax earnings declined $0.8 million to $4.7 million. In September 2006, ABX began managing two USPS sorting facilities in Dallas and Memphis to go along with a third USPS facility in Indianapolis that ABX has operated since September 2004. Fourth quarter 2006 pre-tax earnings for ABX’s other activities were affected by start-up losses from the two added USPS sorting facilities.

Operating Expenses

The table below summarizes certain operational measures that affect ABX’s expense levels.

	Year Ended December 31,		Percentage
	2006	2005	Increase (Decrease)
Pounds processed for DHL (millions)	2,817	2,834	(1%)
Labor hours (thousands)	21,976	20,702	6%
Aircraft block hours flown	107,396	121,508	(12%)

Labor hours increased 6% in 2006 compared to 2005 due primarily to higher levels of staffing to operate DHL’s main hub in Wilmington, Ohio and DHL’s network of regional hubs. Labor hours increased as a result of DHL’s hub integration project in September 2005. At that time, DHL consolidated its Cincinnati, Ohio hub, which was not operated by ABX, with its Wilmington hub, which we operate. Aircraft block hours flown for DHL declined 14% in 2006 compared to 2005, reflecting the lower level of flying since the September 2005 hub consolidation, which eliminated redundant routes within the DHL air network. Aircraft block hours flown for non-DHL customers increased 67% in 2006 compared to 2005 reflecting the deployment of two Boeing 767 aircraft in mid 2005 and two more Boeing 767 aircraft in 2006.

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

Purchased line-haul and yard management expenses decreased $224.1 million, or 71.7%, during 2006 compared to 2005. The decrease was primarily a result of DHL assuming management of its line-haul trucking operations from ABX in May 2006. ABX’s expenses from those line-haul management operations were approximately $81.5 million in 2006, compared with $293.3 million in 2005.

Fuel expense increased 2.0% in 2006 compared to 2005. The increases were driven by higher market prices for aviation fuel. The average aviation fuel price was $2.14 and $1.85 per gallon in 2006 and 2005, respectively. Our aviation fuel consumption declined to 130 million gallons in 2006 from 142 million gallons of aviation fuel in 2005, due to the flight reductions made by DHL. We did not hedge fuel prices or purchase fuel derivatives. The volatility of fuel prices were effectively assumed by DHL and other customers through ACMI agreements.

Maintenance, materials and repairs expense decreased 10.4% in 2006 compared to 2005. Our aircraft engine maintenance expenses declined in conjunction with the lower level of flight hours for DHL since the September 2005 hub consolidation. Our policy is to expense these maintenance costs as they are incurred. Accordingly, our aircraft maintenance expenses fluctuate from period to period due to the timing of scheduled heavy maintenance work for aircraft. During 2006, we processed 54 heavy maintenance checks compared to 67 checks in 2005.

Depreciation and amortization expense increased $4.5 million in 2006 compared to 2005. The increase is primarily a result of four additional Boeing 767 aircraft that we placed in service in 2006.

Landing and ramp expense decreased by 20.4% during 2006 compared to 2005. The reduction reflected lower deicing costs due to a milder winter in 2006 and a lower level of landing fees as a result of scheduled flight reductions in conjunction with the DHL hub consolidation in September 2005.

Rent expense increased $2.2 million during 2006 compared to 2005, due to equipment rentals in support of the consolidated Wilmington hub and expanded regional hubs since September 2005 and additional building rentals to support the USPS centers.

Other operating expenses include pilot travel, professional fees, insurance, utilities, and packaging supplies. Other operating expenses decreased by $4.0 million in 2006 compared to 2005. During the third quarter of 2005, our expenses included significant costs associated with DHL’s hub integration project and bad debt expenses associated with airline customer bankruptcy filings.

Interest Income and Expense

Our interest expense increased by $0.7 million in 2006 compared to 2005. The increase in interest expense in 2006 was a result of the Boeing 767 aircraft we financed in 2006. Interest income increased by $2.4 million in 2006 compared to 2005 due to holding a higher level of marketable securities, cash and cash equivalent balances compared to 2005 and by achieving higher yields.

Income Tax

As described on page 27, in the fourth quarter of 2006, we recorded an income tax benefit to completely reverse the remaining valuation allowance on ABX’s deferred tax assets. During 2005, income tax expense was offset by reductions in the tax valuation

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Commitments

As of December 31, 2007, the Company had eight aircraft in various stages of modification from passenger to freighter configuration. We have contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to standard freighter configuration. Based on the most current projections, we expect to place six more Boeing 767s and one Boeing 757 into service during 2008 as modifications are completed. Currently, the Company is considering alternatives to freighter modification for one of the Boeing 767s. The estimated costs of the remaining anticipated modification costs approximate $61.3 million, all of which is expected to be paid in 2008. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.5 million after the aircraft is completely modified to freighter configuration in 2009.

The table below summarizes our contractual obligations and commercial commitments (in thousands) as of December 31, 2007. It does not include cash contributions for pension funding due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $41.3 million scheduled to be paid in 2008, which is discussed under “Cash Flows” in Note J to the accompanying consolidated financial statements. At its discretion, the Company may contribute additional pension amounts, currently estimated to be no more than $8.0 million in 2008. The long-term debt bears interest at 5.00% to 9.00% per annum.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt, including interest payments	$750,248	$42,782	$135,929	$315,896	$255,641
Capital lease obligations	111,588	22,737	45,112	22,749	20,990
Operating leases	35,038	18,397	14,226	1,418	997
Unconditional purchase obligations	84,759	61,259	23,500	—	—
Uncertain tax positions	5,820	—	—	—	5,820

Total contractual cash obligations	$987,453	$145,175	$218,767	$340,063	$283,448

The unconditional purchase obligations consist of commitments to acquire and modify aircraft to a standard cargo configuration. We plan to finance the cost of modifying the aircraft with existing cash and cash generated from operations during the modification period. Upon completion of the modifications, we anticipate one more aircraft will be financed for approximately $17.5 million.

The table includes the contingent FASB Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) liability of $5.8 million. At December 31, 2007, the total amount of unrecognized tax benefits of $9.4 million includes $5.8 million recorded as a non-current FIN 48 liability and a $3.6 million charge against the net operating loss deferred tax asset. The amount of the FIN 48 liability and the timing of its recognition are subject to significant uncertainty and are contingent on the occurrence of future events, such as audits and examinations by various income tax authorities.

Cash flows

Operating cash flows were $95.5 million, $65.0 million and $119.1 million for 2007, 2006 and 2005, respectively. Our operating cash flows are primarily a function of aircraft depreciation expense reimbursed by DHL and the mark-up earned under our commercial agreements with DHL. Net operating cash flows may vary among periods due to the timing of cash receipts and payments. The decline in operating cash flows in 2006 reflects the lower level of line-haul and contracted labor costs reimbursed by DHL. Net operating cash flows for 2005 reflect the receipt of a large receivable due from DHL at the end of 2004.

Capital Expenditures

Total capital expenditures were $160.2 million in 2007 compared to $99.6 million and $60.7 million in 2006 and 2005, respectively. Our capital expenditures for 2007 included the acquisitions of five Boeing 767 aircraft and cargo modification costs for eleven aircraft. Our capital expenditures in 2006 included the acquisitions of eight Boeing 767 aircraft and cargo modification costs for nine aircraft. In 2005, our capital expenditures were primarily for two Boeing 767 aircraft that were undergoing freighter modification at that time. During 2007, we completed seven Boeing 767 cargo modifications, in 2006, we completed four and in 2005, we completed three.

Proceeds from Borrowing

During 2007, the Company raised $378.8 million to finance five Boeing aircraft and the acquisition of CHI. In 2006, the Company raised $35 million to finance two Boeing 767 aircraft. During 2007, debt origination costs, primarily associated with the new Credit Agreement, were $9.2 million.

Liquidity

At December 31, 2007, the Company had approximately $108.9 million of cash balances and marketable securities. The Company had $35.4 million of unused credit facility through a syndicated Credit Agreement that expires in December 2012. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. We believe that our current cash balances and forecasted cash flows provided by commercial agreements with DHL, combined with our credit facility and anticipated financing for aircraft acquisitions, will be sufficient to fund our planned operations and capital expenditures for 2008. We project that ABX’s 2008 depreciation expense subject to mark-up under the DHL agreements will be approximately $38.1 million, while the Company’s depreciation expense is estimated to total $97.6 million for 2008.

In the event it becomes necessary to retire the $92.3 million term note held by DHL, the Company has obtained a commitment for $61 million of subordinated financing from certain former shareholders of CHI. The promissory note due to DHL limits cash dividends that ABX can pay to $1.0 million annually. We have not declared any cash dividends and intend to retain earnings to pay down debt as well as finance future growth and operating requirements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any material unconsolidated SPE transactions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an ongoing basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, accruals for labor contract settlements, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimates used in preparing the consolidated financial statements.

Revenue Recognition

Revenues from DHL are recognized when the related services are performed. Prior to August 16, 2003, revenues from Airborne were calculated as the sum of pre-tax net expenses incurred plus 2.0%. Prior to August 16, 2003, net expenses included all operating and interest expenses, including allocated expenses from Airborne, less revenues recorded from customers other than Airborne. Since August 16, 2003, revenues from DHL are determined based on the expenses incurred during a reporting period for the ACMI and Hub Services agreements. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period during which the expenses are incurred. Certain costs, the most significant of which include fuel costs, interest on the promissory note to DHL, airport rent, ramp and landing fees incurred for performance under the ACMI agreement, are reimbursed and included in revenues without mark-up.

In addition to a base mark-up of 1.75%, both the ACMI and Hub Services agreements provide for an incremental mark-up potential above the base 1.75%, based on our achievement of specified cost-related and service goals. The ACMI agreement provides for a maximum potential incremental mark-up of 1.60%, with 1.35% based on cost-related goals and 0.25% based on service performance. The Hub Services agreement provides for a maximum potential incremental mark-up of 2.10%, with 1.35% based on cost-related goals and 0.75% based on service performance. Both contracts call for 40% of any incremental mark-up earned from cost-related goals to be recognized based on quarterly results, with 60% measured against annual results. Accordingly, a maximum incremental mark-up of approximately 0.54% may be achieved based on quarterly results and recognized in our quarterly revenues. Up to a maximum incremental mark-up of approximately 0.81% based on annual cost-related goals could be recognized during the fourth quarter, when full year results are known. Incremental mark-up potential associated with the service goals (0.25% in the ACMI agreement and 0.75% in the Hub Services agreement) is measured annually, and any revenues earned from their attainment would be recognized during the fourth quarter, when full-year results are known. Management cannot predict to what degree ABX will be successful in achieving incremental mark-up.

In August 2005, DHL and ABX agreed to amend the Hub Services agreement to extend the initial term of the Hub Services agreement in exchange for temporarily placing more of ABX’s revenue potential under a cost-related incentive. The amendment temporarily reduced the base mark-up under the Hub Services agreement from 1.75% to 1.25% during the last six months of 2005. The maximum incremental mark-up that ABX could have earned during the third and fourth quarters of 2005 from its quarterly cost-related incentives under the Hub Services agreement was temporarily increased from approximately 0.54% to 1.04%. Additionally, the initial term of the Hub Services agreement was extended for an additional year and was not subject to annual renewals until

August 15, 2007. In 2006, the base mark-up reverted to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive reverted to the previous level of approximately 0.54%. The amendment did not change the annual cost and service-related incremental mark-up opportunities under the Hub Services agreement. The Hub Services agreement, as amended, continued to allow DHL to terminate specific services upon providing at least sixty days notice. The amendment did not affect the mark-up or the term of the ACMI agreement, which began on August 15, 2003, is for seven years and automatically renews for an additional three years unless a one-year notice of non-renewal is given.

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

Self-Insurance

We self-insure certain claims relating to workers compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers compensation, an independent actuarial evaluation. Changes in claim severity and frequency could result in actual claims being materially different than the costs provided for in our annual results of operations.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in ABX’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the company’s financial position or its results of operations.

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

We sponsor qualified defined benefit plans for ABX’s flight crewmembers and other eligible employees. We also sponsor unfunded post-retirement healthcare plans for ABX’s flight crewmembers and non-flight crewmember employees. We also sponsor non-qualified, unfunded excess plans that provide benefits to executive management and pilots that are in addition to amounts permitted to be paid through our qualified plans under provisions of the tax laws.

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

The plan assets related to our funded pension plans have experienced an actual investment return of approximately 7.04% over the last ten years. Our actuarial valuation includes an assumed long-term rate of return on plan assets of 8.00%. Our assumed rate of return is based on a targeted long-term investment allocation of 50% equity securities, 45% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2007 was 49.5% equities, 45.7% fixed income and 4.8% real estate. The Company’s pension investments include $190.7 million (16% of the Company’s assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, multi-fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.

In evaluating our assumption regarding expected long-term investment returns on plan assets, we consider a number of factors including: our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio and long-term inflation assumptions. The selection of the expected return rate materially affects our pension costs. We selected an expected rate of return of 8% in 2007 and continue to use this rate for determining pension costs in 2008. We continue to believe that 8% is a reasonable long-term rate of return. If we were to lower our long-term rate of return assumption by a hypothetical 100 basis points, expense in 2008 would be increased by approximately $6.2 million. We use a market value of assets as of the measurement date for determining pension expense.

In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note J to the consolidated financial statements) but also affects the succeeding year’s pension and post-retirement healthcare costs. The discount rate selected for December 31, 2007, based on the method described above, was 6.5%. If we were to lower our discount rate by a hypothetical 50 basis points, pension expense in 2008 would be increased by approximately $7.4 million.

The assumed future increase in salaries and wages is also a significant estimate in determining pension costs. In selecting this assumption, we consider ABX’s historical wage and pensionable earnings increases, future wage increase projections, ABX’s collective bargaining agreements with its flight crewmembers, and inflation. We have used a 4.0% salary increase assumption for ABX’s non-flight crewmembers and a 4.5% salary increase for flight crewmembers in 2007 and will use the same assumptions for 2008. In 2008, if we used a salary increase assumption which was 100 basis points higher than that used, pension costs would have increased by approximately $7.2 million.

The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense.

	Effect of change (in thousands)
		December 31, 2007
Change in assumption	2008 Pension expense	Funded status	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$6,173	$(11,000)	$11,000
50 basis point decrease in discount rate	7,385	(49,907)	49,907
100 basis point increase in compensation rates	7,160	(32,529)	32,529
Aggregate effect of all the above changes	21,642	(99,112)	99,112

Scheduled cash contributions to the defined benefit pension plans are currently approximately $39.9 million in 2008. We will periodically evaluate whether to make additional contributions during the year. Funding for the contributions will be generated primarily from ABX’s operating agreements with DHL. Under the agreements with DHL, the actuarial expense of pension and post-retirement health care plans is reimbursed with mark-up.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Accounting” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“SFAS 159”), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Other than marketable securities and derivative instruments already measured at fair value, the Company does not presently have any financial assets or liabilities that it would elect to measure at fair value, and, therefore, the Company expects this standard will have no impact on its financial statements. SFAS 159 will be effective for the Company’s fiscal year beginning January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by reimbursement through the DHL ACMI agreement and charter agreements with other customers.

The Company also faces financial exposure to changes in interest rates. As of December 31, 2007, we have $256.6 million of fixed interest rate debt and $334.2 million of variable interest rate debt outstanding.

Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk was largely mitigated during 2007, since the majority of our interest expense for the debt with variable rate risk was marked up and charged to DHL under our ACMI agreement. At December 31, 2007, $296.5 million of variable rate debt outstanding had interest that was not marked up and charged to DHL under this agreement. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase in interest rates would have resulted in an increase in interest expense of approximately $0.4 million for the year ended December 31, 2007.

The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long-term debt through a hypothetical 20% decrease in interest rates. As of December 31, 2007, a 20% decrease in interest rates would have increased the fair value of our fixed interest rate debt by approximately $16.1 million.

To reduce our exposure to rising interest rates before aircraft financing transactions are executed, we entered into forward treasury locks for five aircraft during the first quarter of 2006. The remaining treasury locks expired in mid-2007, near the execution dates of the anticipated financing transactions. The financing transactions were executed as fixed interest rate aircraft loans based on ten-year U.S. Treasury Notes. The value of the treasury locks were also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The treasury locks were with major U.S. financial institutions and settled in cash at the time each expired. See Note L for a discussion of our accounting treatment for these hedging transactions.

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

	Fair Value	Expected Maturities 2008

Fixed Rate Securities	$10,516	$10,516
Weighted Average Interest Rate		4.07%

Variable Rate Securities	$972	$972
Weighted Average Interest Rate		4.56%

At December 31, 2007, the Company’s defined benefit pension plan had total investment assets of $445.1 million under investment management. See Note J for further discussion of these assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABX Holdings, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of ABX Holdings, Inc. (formerly ABX Air, Inc.) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company’s principal customer accounts for substantially all of the Company’s revenue. As discussed in Note C to the consolidated financial statements, the Company is in arbitration with this principal customer related to certain overhead allocation matters. The Company’s prospects for growth and financial security are dependent on its relationship with their customer.

As discussed in Note J to the consolidated financial statements, the defined benefit plans assets include investments of approximately $191,000,000 and $216,000,000 as of December 31, 2007 and 2006, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based on information provided by the fund managers or general partners.

As discussed in Note B to the consolidated financial statements, on December 31, 2007, the Company acquired 100% of Cargo Holdings International, Inc.

As discussed in Note J to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)), effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dayton, Ohio

March 17, 2008

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,271	$63,219
Marketable securities—available-for-sale	49,636	15,374
Accounts receivable, net of allowance of $363 and $516 in 2007 and 2006, respectively	55,339	10,365
Inventory	14,701	13,907
Prepaid supplies and other	19,621	6,395
Deferred income taxes	19,262	14,691
Aircraft and engines held for sale	1,896	2,219

TOTAL CURRENT ASSETS	219,726	126,170
Property and equipment, net	690,813	458,638
Other assets	26,280	7,966
Deferred income taxes	15,794	87,024
Intangibles	31,700	—
Goodwill	178,654	—

TOTAL ASSETS	$1,162,967	$679,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,425	$65,313
Accrued salaries, wages and benefits	64,560	53,173
Accrued expenses	11,266	10,298
Current portion of debt obligations	22,815	11,413
Unearned revenue	21,046	4,081

TOTAL CURRENT LIABILITIES	196,112	144,278
Long-term obligations	567,987	189,118
Postretirement liabilities	186,338	222,587
Other liabilities	12,527	3,605
Commitments and contingencies (Note I)

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 62,650,278 and 58,539,300 shares issued and outstanding in 2007 and 2006, respectively	626	585
Additional paid-in capital	458,091	431,071
Accumulated deficit	(189,544)	(207,836)
Accumulated other comprehensive loss	(69,170)	(103,610)

TOTAL STOCKHOLDERS’ EQUITY	200,003	120,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,162,967	$679,798

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended December 31
	2007	2006	2005
REVENUES	$1,174,515	$1,260,361	$1,464,390
OPERATING EXPENSES:
Salaries, wages and benefits	617,172	635,015	610,251
Fuel	263,352	262,948	257,710
Maintenance, materials and repairs	93,254	97,108	108,343
Depreciation and amortization	51,747	45,660	41,167
Landing and ramp	25,924	21,099	26,522
Rent	9,656	9,716	7,506
Purchased line-haul and yard management	5,980	88,223	312,286
Other	64,632	57,807	61,842

	1,131,717	1,217,576	1,425,627
INTEREST EXPENSE	(14,067)	(11,547)	(10,805)
INTEREST INCOME	4,557	4,775	2,354

EARNINGS BEFORE INCOME TAXES	$33,288	$36,013	$30,312
INCOME TAX BENEFIT (EXPENSE)	(13,701)	54,041	—

NET EARNINGS	$19,587	$90,054	$30,312

EARNINGS PER SHARE:
Basic	$0.34	$1.55	$0.52

Diluted	$0.33	$1.54	$0.52

WEIGHTED AVERAGE SHARES:
Basic	58,296	58,270	58,270

Diluted	58,649	58,403	58,475

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2007	2006	2005
OPERATING ACTIVITIES:
Net earnings	$19,587	$90,054	$30,312
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51,747	45,660	41,167
Pension and post-retirement	16,853	—	—
Deferred income taxes	13,589	(54,041)	—
Stock-based compensation	2,381	1,734	702
Other	(1,878)	(1,491)	(55)
Changes in assets and liabilities:
Accounts receivable	(30,910)	5,411	38,901
Inventory and prepaid supplies	(2,995)	(2,636)	(3,929)
Accounts payable	5,093	(35,722)	4,871
Unearned revenue	17,287	(318)	(3,166)
Accrued expenses, salaries, wages, benefits and other liabilities	5,267	7,293	4,799
Post-retirement liabilities	(774)	8,523	5,294
Other	259	513	215

NET CASH PROVIDED BY OPERATING ACTIVITIES	95,506	64,980	119,111

INVESTING ACTIVITIES:
Acquisition of CHI, net of cash acquired	(296,918)	—	—
Capital expenditures	(160,166)	(99,565)	(60,685)
Proceeds from the sale of property and equipment	3,255	3,095	466
Proceeds from the redemptions of marketable securities	19,934	17,151	4,250
Purchases of marketable securities	(10,246)	(17,909)	(24,362)
Long-term deposit	(11,725)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(455,866)	(97,228)	(80,331)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(12,971)	(8,959)	(7,953)
Proceeds from borrowings	378,750	35,000	—
Financing fees	(9,367)	(47)	(103)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	356,412	25,994	(8,056)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,948)	(6,254)	30,724
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	63,219	69,473	38,749

CASH AND CASH EQUIVALENTS AT END OF YEAR	$59,271	$63,219	$69,473

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$13,061	$10,904	$10,251
Income taxes paid	$3	$—	$—
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$8,564	$33,529	$10,562
Capital leases	$—	$1,306	$—
Issuance of common shares	$24,680	$—	$—

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Restricted Stock	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2004	58,270,400	$583	$428,637	$—	$(328,202)	$(13,069)	$87,949
Stock-based compensation plans
Amortization of stock awards			496				496
Issuance of restricted stock	114,700	1	893	(894)			—
Amortization of restricted stock				206			206
Comprehensive loss:
Net earnings					30,312		30,312
Other comprehensive income (loss)
Minimum pension liabilities						(5,829)	(5,829)
Unrealized loss on available-for-sale securities						(55)	(55)

Total comprehensive loss							$24,428

BALANCE AT DECEMBER 31, 2005	58,385,100	$584	$430,026	$(688)	$(297,890)	$(18,953)	$113,079

Stock-based compensation plans
Issuance of restricted stock	154,200	1	(1)				—
Amortization of stock awards and restricted stock			1,734				1,734
Adjustment for FASB Statement No. 123(R)			(688)	688			—
Comprehensive income
Net earnings					90,054		90,054
Other comprehensive income, net of tax
Minimum pension liabilities						7,995	7,995
Unrealized gain on available-for-sale securities						24	24
Unrecognized net gain on derivatives						347	347

Total comprehensive income							$98,420
Adjustment to initially apply FASB Statement No. 158, net of tax						(93,023)	(93,023)

BALANCE AT DECEMBER 31, 2006	58,539,300	$585	$431,071	$—	$(207,836)	$(103,610)	$120,210

Issuance of common shares (see Note B)	4,000,000	40	24,640				24,680
Stock-based compensation plans
Issuance of restricted stock	104,978	1	(1)				—
Issuance of common shares	6,000						—
Amortization of stock awards and restricted stock			2,381				2,381
Comprehensive income
Net earnings					19,587		19,587
Other comprehensive income, net of tax (see Note M)						34,440	34,440

Total comprehensive income							$54,027
Adjustment to initially apply FIN 48					(1,295)		(1,295)

BALANCE AT DECEMBER 31, 2007	62,650,278	$626	$458,091	$—	$(189,544)	$(69,170)	$200,003

See notes to consolidated financial statements.

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ABX Holdings Inc. (the “Company”) includes three independently certificated airlines through its wholly-owned subsidiaries. Its airline subsidiaries are ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”), and Air Transport International, LLC (“ATI”). The Company acquired CCIA and ATI through its acquisition of Cargo Holdings International, Inc. (“CHI”) on December 31, 2007. At that time, the Board of Directors of ABX reorganized the Company as a holding company structure, converting all of the common shares of ABX to shares of the Company. The airlines primarily operate as cargo airlines within the U.S. At December 31, 2007, 127 aircraft made up the combined in-service aircraft fleet of the Company’s subsidiaries. The Company also provides package handling, warehousing, and other air cargo transportation related services. DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) provided the Company with substantially all of its revenues in 2007, 2006 and 2005. The Company operates and maintains DHL’s main air hub and package sorting center, located in Wilmington, Ohio. The Company also provides staffing and management for fifteen DHL regional sort facilities and three United States Postal Service (“USPS”) facilities in the continental United States.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated. The accounts of CHI and its subsidiaries, including CCIA and ATI, are included in the consolidated financial statements as of the date of acquisition; accordingly, the activities of CHI are not included in the consolidated statements of earnings and consolidated statements of cash flows for 2007, 2006 or 2005.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will assess on an annual basis whether goodwill acquired in the acquisition of CHI is impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized.

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

Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are as follows:

Aircraft and flight equipment	5 to 20 years
Package handling and ground support equipment	5 to 10 years
Vehicles and other equipment	5 to 8 years

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

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than the carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or fair value less the cost to sell.

ABX charges the costs of major airframe and engine overhauls, as well as routine maintenance and repairs to expense as incurred. ATI and CCIA capitalize the cost of major airframe and engine overhauls and amortize the cost over the useful life of the overhaul.

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $2.1 million for 2007 and $1.1 million for 2006 and 2005.

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

Fair Value Information

The carrying amounts for accounts receivable and current liabilities approximate fair value. The fair value of the Company’s fixed rate debt obligations was approximately $0.2 million more than the carrying value, which was $256.6 million at December 31, 2007. The variable rate debt obligations of $334.2 approximate fair value.

Revenue Recognition

Revenues from DHL are determined based on expenses incurred during a period and recognized when the related services are performed. Revenues from DHL are determined based on the expenses incurred during a reporting period under the two commercial agreements (see Note C). Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on the promissory note due to DHL, rent and ramp and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

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

Additionally, the initial term of the Hub Services agreement was extended for an additional year, expiring August 15, 2007. In 2006, the base mark-up reverted to the previous level of 1.75% and the maximum incremental mark-up from the quarterly cost-related incentive reverted to the previous level of approximately 0.54%. The amendment did not change the annual cost and service-related incremental mark-up opportunities under the Hub Services agreement. The Hub Services agreement, as amended, continues to allow DHL to terminate specific services upon providing at least sixty days notice. The amendment did not affect the mark-up or the term of the ACMI agreement, incepted on August 15, 2003, which is for seven years and automatically renews for an additional three years unless a one-year notice of non-renewal is given.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company has not yet evaluated the impact that SFAS 157 will have on its financial statements and related disclosures.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (“SFAS 159”), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Other than marketable securities and derivative instruments already measured at fair value, the Company does not presently have any financial assets or liabilities that it would elect to measure at fair value, and, therefore, the Company expects this standard will have no impact on its financial statements. SFAS 159 will be effective for the Company’s fiscal year beginning January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively.

NOTE B—ACQUISITION OF CHI

On December 31, 2007, the Company acquired all of the outstanding equity securities of CHI. Historically, CHI operations primarily consisted of two cargo airlines, CCIA and ATI. CCIA operates a fleet of fourteen Boeing 727 aircraft, while ATI operates sixteen McDonnell Douglas DC-8 aircraft. BAX Global Solutions, Inc. (“BAX”) was the largest customer of CCIA and ATI during 2007. ATI also provides passenger transportation primarily to the U.S. military using DC-8 combi aircraft that are certified to carry passengers as well as cargo. Additionally, CHI’s subsidiary, Cargo Aircraft Management, Inc. (“CAM”) is in the process of modifying four Boeing 767 aircraft and one Boeing 757 aircraft into standard freighter configuration.

The purchase price for all of CHI’s equity securities was approximately $259 million, consisting of approximately $215 million in cash from ABX, $18 million in cash from CHI and four million common shares of ABX Holdings, Inc., valued at approximately $25 million, which were issued to certain shareholders. The Company also repaid $101 million of Cargo’s existing indebtedness under its senior credit facility and acquired $20 million of CHI cash. The overall transaction value was approximately $340 million. The Company obtained approximately $270 million of these funds from a new unsubordinated term loan.

The transaction is being accounted for using the purchase method of accounting as required by SFAS No. 141, “Business Combinations.” Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was recorded as goodwill. The purchase price exceeded the fair value of the net assets acquired due to the strategic opportunities and benefits associated with complementary aircraft types and marketing capabilities. Management believes that the acquisition of CHI will result in a number of strategic benefits including:

•	Increased customer diversification and revenues

•	Expanded customer solution offerings and entry into aircraft leasing market

•	Improved economies from a larger base of operations

•	Expanded market leadership in Boeing 767 freighter airlift

The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities and independent appraisals for aircraft and other assets. The Company is in process of refining its internal estimates and finalizing independent valuations for certain assets and liabilities; therefore, the allocation of the purchase price is preliminary and the final allocation may differ. Based on the preliminary purchase price allocation, the following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash	$20,495
Marketable securities	38,148
Account receivable	14,318
Other current assets	13,478
Other long term assets	1,524
Intangibles	31,700
Goodwill	178,654
Property and equipment, net	148,901
Current liabilities	(38,317)
Capital leases	(18,648)
Deferred taxes	(32,859)
Other long-term liabilities	(11,131)

Net assets acquired	$346,263

Goodwill includes $5.1 million of costs directly related to the acquisition, and none of the goodwill is expected to be deductible for tax purposes. Intangible assets consisted of $27.7 million for customer relationships and $4.0 million for airline certificates. The customer relationship intangibles amortize over twenty years using an accelerated method while the airline certificates have indefinite lives and therefore are not amortized. Estimated amortization of the customer relationship intangibles for the next five years (in thousands) is $2,637 for 2008, $2,547 for 2009, $2,457 for 2010, $2,357 for 2011 and $2,100 for 2012.

Unaudited Pro Forma Condensed Combined Financial Information

The following table provides unaudited pro forma condensed combined financial information (in thousands) for the Company after giving effect to the acquisition described above and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma condensed combined financial statements. This information is based on adjustments to the historical consolidated financial statements of CHI using the purchase method of accounting for business combinations. The unaudited pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the acquisition. These unaudited pro forma results are based on assumptions considered appropriate by management and include all material adjustments as considered necessary. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results that would have actually been reported as of the date or for the year presented had the acquisition taken place on such date or at the beginning of the year indicated, or to project the Company’s financial position or results of operations which may be reported in the future (in thousands).

	December 31,
	2007	2006
Pro forma revenues	$1,479,049	$1,556,486
Pro forma depreciation and amortization	94,160	68,616
Pro forma earnings before income taxes	39,045	45,922
Pro forma net earnings	23,354	94,718
Pro forma diluted earnings per share	$0.37	$1.52

The unaudited pro forma results above exclude non-recurring charges recorded by CHI that were directly related to the acquisition by the Company. Combined results for ABX Holdings and CHI for the years ended December 31, 2007 and 2006 were adjusted for the following in order to create the unaudited pro forma results in the table above:

•

Adjustment reflecting an increase in depreciation expense of $3.2 million the years ended December 31, 2007 and 2006, reflecting the net impact of fair value adjustments in property, plant and equipment.

•

Adjustment to reflect estimated additional intangible asset amortization expense of $2.6 million for each of the years ended December 31, 2007 and 2006, resulting from the fair value adjustments to CHI’s intangible assets.

•

Adjustment to reflect additional interest expense of $20.4 million and $23.5 for the years ended December 31, 2007 and 2006, respectively, related to the $270 million unsubordinated term loan used to finance the acquisition.

•	Pro forma diluted earnings per share reflects the issuance of four million shares of the Company.

NOTE C—SIGNIFICANT CUSTOMERS

DHL

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. Substantially all of the Company’s revenues are derived through contracted services provided to DHL. Revenues from contracted services performed for DHL were $1.1 billion, $1.2 billion and $1.4 billion for 2007, 2006 and 2005, respectively.

The Company’s balance sheet included the following balances related to revenue transactions with DHL (in thousands):

	December 31
Asset (Liabilities)	2007	2006
Accounts receivable	$25,268	$2,680
Accounts payable	(392)	(392)
Unearned revenue	(19,712)	(2,607)

Net asset (liability)	$5,164	$(319)

As specified in the two commercial agreements with DHL, ABX is advanced funds on the first business day of each week for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects the portion of a scheduled payment from DHL that relates to revenues earned in the next year. Accounts receivable is primarily from the revenues earned under the commercial agreements. Accounts payable is interest payable on the promissory note.

Agreements

ABX has two commercial agreements with DHL, including an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a hub services agreement (“Hub Services agreement”). Under these agreements, ABX provides DHL air cargo transportation, package handling, warehousing and maintenance services, and receives compensation generally as determined by cost plus a base mark-up percentage of 1.75%. Both agreements also allow ABX to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement and 2.10% under the Hub Services agreement) as determined from achievement of cost and service goals outlined in the two commercial agreements. Certain costs under the agreements are reimbursable only, without mark-up. These costs primarily include jet fuel expense, landing and ramp rental charges, certain facility rent, and interest expense on the note payable to DHL. Income tax expense incurred by ABX, as well as direct expenses incurred to secure revenue from customers other than DHL, are not reimbursed under the terms of the two commercial agreements. The ACMI agreement has an initial term of seven years, through August 15, 2010, with an automatic renewal for an additional three years, unless an advance notice of one year is given, or if ABX is not in compliance with applicable performance standards specified in the agreement. The Hub Services agreement renewed August 15, 2007 until August 15, 2008, with one-year automatic renewals, unless ninety days advance notice is given.

The Company’s future operating results, cash flows and financial condition will continue to depend on the amount of services it provides to DHL. The ACMI agreement allows DHL to reduce the air routes that ABX flies or remove aircraft from service. DHL can also change the scope of services under the Hub Services agreement by terminating specific services at one or more hub facilities after giving at least sixty days notice to ABX. Since November 2004, DHL has released 35 aircraft from service under the ACMI agreement. During 2006, DHL assumed the management of the line-haul truck network from ABX. In 2007, DHL transferred management of the following operations from ABX’s management to its own management: in January, the regional hub in Allentown, Pennsylvania; in June, the regional hub in Riverside, California; and in November, the regional hub in South Bend, Indiana. In January 2008, management of the Columbus, Ohio logistics center was transferred from ABX to DHL, and in May 2008, management of the Wilmington, Ohio logistics operation will be transferred to DHL as well.

Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. The Company can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL will depend on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Management assesses the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if the Company’s equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if equity is greater than $100 million, as it is at this time, any amount by which the fair market value is less than net book value would be recorded as an impairment charge. At the Company’s current level of stockholders’ equity, the removal of additional aircraft from the ACMI agreement could result in impairment charges for aircraft which have fair market values less than their carrying values. For purposes of applying the $100 million stockholders’ equity threshold, stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

Arbitration

In a letter dated September 19, 2007, DHL communicated to ABX’s management DHL’s assertions that under provisions within the ACMI and Hub Services agreements 1) certain corporate overhead expenses incurred by ABX as a result of being a publicly traded company are not required to be reimbursed by DHL (these expenses include professional fees incurred by the Company to evaluate an offer by ASTAR Air Cargo Holdings, LLC to acquire all of the outstanding stock of ABX) and 2) ABX reached the 10% threshold for allocating overhead expenses to the Charter segment and other non-DHL operations during the second quarter of 2007 when excluding fuel revenues that are reimbursed without mark-up.

Since September 19, 2007, through an exchange of letters, a conference call and a meeting between ABX and DHL, ABX’s management has explored DHL’s assertions regarding the reimbursement of overhead costs. Management has not been able to find a basis in either of the agreements for excluding reimbursed fuel from the 10% threshold calculation or excluding public registrant related expenses from reimbursable costs. The Company maintains that the 10% threshold specified in the agreements includes the fuel revenues, and that until such time as the 10% threshold is met, all of the corporate overhead expenses are reimbursable under the commercial agreements.

On November 5, 2007, DHL reduced the weekly advanced funding payment to ABX for the ACMI and Hub Services agreements, citing the disagreement regarding overhead expenses discussed above as the cause for the reduction. DHL reduced the previously agreed upon weekly payment by $8.8 million and placed that amount in an interest-bearing bank account. DHL indicated that the amount of the reduction is intended to cover overhead allocations and public company costs for the second and third quarters of 2007; however, the process to derive the allocation was not disclosed to ABX.

By not remitting the full payment of weekly funding to ABX, DHL was in default of the ACMI and Hub Services agreements. On November 7, 2007, ABX notified DHL that it was in default under these agreements, an assertion that DHL is disputing. ABX and DHL initiated the dispute resolution procedures, as specified in the agreements, on November 16, 2007, and DHL remitted the previously withheld amount of $8.8 million. However, ABX will pursue its position through arbitration. In February 2008, a three judge arbitration panel was selected. ABX expects to prevail in the dispute resolution process; accordingly, no charge or reserve for disputed overhead expenses has been recorded. The arbitration process could, however, result in an unfavorable outcome, requiring ABX to bear overhead expenses currently in dispute, without reimbursement from DHL. Management expects the arbitration process to be completed by the end of the second quarter of 2008.

BAX Global

ATI currently operates nine DC-8 aircraft, and CCIA operates eleven Boeing 727 aircraft for BAX’s U.S. network. Under its agreement with BAX, CHI has the right to be the exclusive provider of main deck freighter lift in the BAX U.S. network through December 31, 2011. Under the agreement, BAX had the option to buy CHI’s exclusive rights for $4.0 million at December 31, 2007. After December 31, 2007, the amount of the buy-out option amortizes completely through December 31, 2011.

At December 31, 2007, the Company’s accounts receivable includes $3.4 million from BAX.

NOTE D—COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	December 31
	2007	2006	2005
Net income applicable to common stockholders	$19,587	$90,054	$30,312

Weighted-average shares outstanding for basic earnings per share	58,296	58,270	58,270
Common equivalent shares:
Effect of stock-based compensation awards	353	133	205

Weighted-average shares outstanding assuming dilution	58,649	58,403	58,475

Basic earnings per share	$0.34	$1.55	$0.52

Diluted earnings per share	$0.33	$1.54	$0.52

Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 251,700 shares, 268,900 shares and 114,700 shares of restricted stock for 2007, 2006 and 2005, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.

NOTE E—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. As of December 31, 2007, no marketable securities held by the Company have an expected life of over one year. Marketable securities of approximately $5.4 million at December 31, 2006 had expected maturities of greater than one year and were included in other assets within the Company’s consolidated balance sheets. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties. At December 31, 2007, the Company held auction-rate securities that it acquired in the CHI acquisition. These securities were redeemed in January 2008.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	December 31,
	2007	2006
Obligations of U.S. Government Agencies	$3,595	$9,480
Obligations of U.S. Corporations	7,893	11,336
Student Loan Auction-Rate Securities	38,148	—

Total marketable securities	$49,636	$20,816

NOTE F—PROPERTY AND EQUIPMENT

Property and Equipment In-Service and Under Modification

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Aircraft and flight equipment	$926,869	$685,652
Maintenance and support equipment	53,450	48,602
Vehicles and other equipment	2,668	1,725
Leasehold improvements	1,230	849

	984,217	736,828
Accumulated depreciation and amortization	(293,404)	(278,190)

Property and equipment, net	$690,813	$458,638

Property and equipment includes $57.8 million and $36.9 million of property held under capital leases at December 31, 2007 and 2006, respectively, and accumulated depreciation and amortization includes $11.4 million and $8.6 million for property held under capital leases as of December 31, 2007 and 2006, respectively.

During 2007, DHL removed three DC-8 and four DC-9 aircraft for services under the ACMI agreement, in addition to 21 aircraft removed in 2006 and seven aircraft removed in 2004 and 2005. DHL is continuing to fund depreciation for eight of the DC-9s that were removed from service through their remaining depreciable lives in August 2010. The Company uses the engines on these eight DC-9 aircraft to support the remaining DC-9 aircraft that the Company has in service to DHL. The removal of aircraft from service to DHL constitutes an event requiring the Company to evaluate the recoverability of the carrying value of those aircraft removed from the ACMI agreement. In accordance with SFAS 144, ABX recorded an impairment charge of $0.3 million each year during the years ended December 31, 2007 and 2006, for the excess of the carrying value of these aircraft over their fair value less cost to sell. The charge is reflected in other operating expenses on the statement of earnings and is reflected in the DHL reportable segment.

Aircraft Held For Sale

Under the ACMI agreement with DHL, ABX had the option to put aircraft removed from the ACMI agreement to DHL at the lower of their fair value or net book value. After having the aircraft appraised, management decided to exercise the put provision on certain aircraft while retaining others. In 2007, upon re-examination of the retained aircraft, ABX recorded an impairment charge of $0.4 million for the excess of their carrying value over their fair value less cost to sell. ABX is marketing these remaining aircraft and engines to part dealers and private operators or using aircraft for spare parts. Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of earnings.

NOTE G—INCOME TAXES

The Company implemented the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) as of January 1, 2007. This interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation was recorded as a $1.3 million charge to the retained earnings balance as of January 1, 2007. This amount represented the total amount of unrecognized tax benefits as of the date of adoption, and if recognized, would impact the effective tax rate for the period of recognition.

Changes in unrecognized tax benefits during 2007 are as follows (in thousands):

Balance at January 1, 2007	$1,295
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Acquisition	8,081
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$9,376

At December 31, 2007, the total amount of unrecognized tax benefits of $9.4 million includes $5.8 million recorded as a non-current FIN 48 liability and a $3.6 million charge against the net operating loss deferred tax asset. The 2007 addition to unrecognized tax benefits from the acquisition of CHI, if recognized, would not impact the effective tax rate for the period of recognition. Accrued interest on tax positions is recorded as a component of interest expense. Accrued penalties on tax positions are recorded as a component of interest expense. Total accrued interest and penalties on tax positions included in the FIN 48 liability was zero at January 1, 2007 and $2.4 million at December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The returns may be subject to examination by the Internal Revenue Service (“IRS”) and other jurisdictional authorities for years ending December 31, 2003 through 2006. All federal income tax returns of the Company’s former parent, Airborne, Inc., are closed through 2003, while state and local jurisdictions are generally closed through 2002. As part of the separation agreement between the Company and Airborne, Inc., all tax liabilities resulting from returns prior to the August 15, 2003 separation date are the responsibility of Airborne, Inc. or its successors. Any adjustments to these returns could potentially increase or decrease deferred tax assets and liabilities carried over from the separation. The Company’s 2003 U.S. federal income tax return was examined during 2006, and no changes were issued as a result of the examination. In January 2008, due to amended filings required for excise tax refunds, the IRS re-opened the examination of 2003 and opened an examination of the December 2005 and 2004 federal income tax returns. The Company believes $1.3 million of unrecognized tax benefits recorded at the time of implementation of FIN 48 will reverse as a result of the conclusion of these examinations. The Company does not foresee any other changes to unrecognized tax benefits, including the effect of statute of limitation expirations, over the next twelve months.

CHI also files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Corporate consolidated federal returns filed for the years 2001 through 2003 are subject to examination only to the extent of the net operating loss carryforwards from 2001 that were utilized from 2002 to 2006. Federal returns filed for 2004 through 2006 continue to be open to IRS examination. State and local returns filed for 2003 through 2006 are generally also open to examination by their respective jurisdictions.

At December 31, 2007, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $129.9 million, which begin to expire in 2022. The deferred tax asset balance includes $2.0 million related to state NOL CFs, which have remaining lives ranging from one to eighteen years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets.

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

The components of the deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$44,020	$52,774
Capital and operating leases	22,039	25,304
Post-retirement employee benefits	63,788	73,908
Employee benefits other than post-retirement	9,975	8,472
Other	7,031	3,612

Deferred tax assets	146,853	164,070
Deferred tax liabilities:
Accelerated depreciation and impairment charges	(93,372)	(61,874)
Partnership items	(16,117)	—
State taxes	(2,308)	(481)

Deferred tax liabilities	(111,797)	(62,355)

Net deferred tax asset	$35,056	$101,715

The following summarizes the components of the income tax provision (benefit) (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current taxes:
Federal	$—	$—	$—
State	112	—	—

	112	—	—

Deferred taxes:
Federal	12,318	(52,022)	—
State	1,271	(2,019)	—

	13,589	(54,041)	—

Total income tax expense (benefit)	$13,701	$(54,041)	$—

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income from continuing operations before taxes. Reconciliation of these differences is as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(2.7)%	(1.4)%	(1.6)%
Tax effect of non-deductible expenses	(2.4)%	(2.1)%	(4.2)%
Elimination of Ohio state NOL CF and deferred tax assets	0.0%	0.0%	(13.9)%
Change in valuation allowance	0.0%	186.0%	55.3%
Other	(1.0)%	2.6%	(0.6)%

Effective income tax rate	(41.1)%	150.1%	0.0%

NOTE H—DEBT OBLIGATIONS

The Company entered into a Credit Agreement with a consortium of lenders on December 31, 2007 that provides for a $75.0 million revolving credit facility and an unsubordinated term loan through December 2012. The unsubordinated term loan and the revolving credit facility are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest and taxes and on prevailing LIBOR or prime rates. At December 31, 2007, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 3.00% (7.7025% at December 31, 2007). At December 31, 2007, the Company had drawn $26.5 million from the revolving credit facility. The revolving credit facility at December 31, 2007 carried an interest rate of prime plus 1.75% (9.00% at December 31, 2007).

Long-term debt obligations consist of the following (in thousands):

	December 31,
	2007	2006
Unsubordinated term loan	$270,000	$—
Revolving credit facility	26,500	—
Aircraft loans	113,543	34,704
Capital lease obligations Boeing 767	62,967	72,296
Capital lease obligations Boeing 727	24,492	—
Promissory note due to DHL	92,276	92,276
Other	1,024	1,255

Total long-term obligations	590,802	200,531
Less: current portion	(22,815)	(11,413)

Total long-term obligations, net	$567,987	$189,118

The unsecured promissory note due to DHL is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The aircraft loans are collateralized by seven aircraft, are due from 2016 to 2018 and bear interest at rates from 6.74% to 7.36% per annum payable monthly. The capital lease obligations for five Boeing 767 aircraft consist of two different leases, both expiring in 2011 with options to extend into 2017. The capital lease payments for three of the five aircraft include quarterly principal and variable interest of LIBOR (90-day) plus 2.50% (7.2025% at December 31, 2007). The capital lease for the other two Boeing 767 aircraft carries a fixed implicit interest rate of 8.55%. Capital lease obligations for seven Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire between 2010 and 2012. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft.

The $92.3 million unsecured promissory note includes certain events of default that would allow the note to be called by DHL. On January 14, 2008, the Company received from DHL a demand for payment in full of the unsecured promissory note. In its demand, DHL asserts that the acquisition by the Company of CHI and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the unsecured promissory note. The Company’s management and legal advisors do not believe a “change of control” occurred in connection with the CHI acquisition and, accordingly, have disputed DHL’s demand. On December 31, 2007, the Company established replacement financing of $61.0 million with certain former shareholders of CHI in the event it should become necessary to repay the note. The replacement financing agreement expires in January 2009. Additionally, the Company could use the revolving credit agreement to replace the remaining $31.3 million of financing.

The scheduled annual principal payments on long-term debt as of December 31, 2007 for the next five years are as follows (in thousands):

Principal Payments
2008	$22,815
2009	51,608
2010	53,347
2011	50,855
2012	227,564

$406,189

The Credit Agreement provides for the issuance of letters of credit on the Company’s behalf. As of December 31, 2007, the unused credit facility totaled $35.4 million, net of outstanding letters of credit of $13.1 million and borrowings outstanding of $26.5 million.

Under the Credit Agreement, the Company is subject to other expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default including unspecified events that may have material adverse effects on the Company. The unsecured promissory note restricts ABX from paying dividends on its common stock in excess of $1.0 million annually. Additionally, subject to certain terms and conditions, the Credit Agreement limits the repurchase of common stock as well as limiting the amount of dividends that the Company can grant to $50.0 million annually.

Conditions in the credit market may affect the cost of the Company’s borrowings. The Company and the lead bank for its Credit Agreement are currently marketing the $270 million unsubordinated term loan to other banks and investors. Conditions in the credit market may result in a higher cost of borrowing to attract additional lenders.

NOTE I—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under long-term operating lease agreements. ABX leases portions of the DHL Air Park and formalized a lease in December 2007 for certain sorting equipment from DHL. The term of such leases expire at the end of the transition period that would follow termination of the ACMI and Hub Services agreements. DHL facility lease expense was approximately $2.0 million for each of the years ended 2007, 2006 and 2005, respectively, and was reimbursed by DHL without mark-up. Other operating lease expense was $3.9 million, $3.6 million and $2.4 million for the years ended 2007, 2006 and 2005, respectively.

Lease commitments under long-term capital and operating leases at December 31, 2007, are as follows (in thousands):

	Capital Leases	Operating Leases
2008	$22,737	$18,397
2009	22,664	9,820
2010	22,448	4,406
2011	17,937	859
2012	4,812	559
2013 and beyond	20,990	997

Total minimum lease payments	$111,588	$35,038

Less: interest	(23,105)

Principal obligations	$88,483

Commitments

At December 31, 2007, the Company owned seven Boeing 767 aircraft and one Boeing 757 aircraft that were undergoing modification from passenger to standard freighter configuration. The Company has contracted with an aircraft maintenance and modification provider to convert these aircraft from passenger to freighter configuration. The Company anticipates it will spend $61.3 million for the aircraft modification costs in 2008 to complete these projects. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.5 million after the aircraft is completely modified to freighter configuration in 2009.

All of the Company’s aircraft were manufactured prior to 1990. Manufacturer Service Bulletins and the FAA Airworthiness Directives issued under its “Aging Aircraft” program cause aircraft operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. Airworthiness Directives have been issued that require inspections and both major and minor modifications to such aircraft. It is possible that additional Service Bulletins or Airworthiness Directives applicable to the types of aircraft or engines included in the Company’s fleet could be issued in the future. The cost of compliance with Airworthiness Directives and of following Service Bulletins cannot currently be reasonably estimated but could be substantial.

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

Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of 2005 and again in September of 2007, the DOT will determine whether ABX continues to be fit, willing and able to engage in air transportation of cargo and a U.S. citizen.

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

ALPA Lawsuit

On August 25, 2003, ABX intervened in a lawsuit filed in the U.S. District Court for the Southern District of New York by DHL Holdings (USA), Inc. (Now DPWN Holdings (USA), Inc.) (“DPWN Holdings”) and DHL Worldwide Express, Inc. (“DHL Worldwide”) against the Air Line Pilots Association (“ALPA”), seeking a declaratory judgment that neither DHL entity is required to arbitrate a grievance filed by ALPA. ALPA represents the pilot group at Astar. The grievance seeks to require DPWN Holdings to direct its subsidiary, Airborne, Inc. (Now DHL Network Operations (USA), Inc.), to cease implementing its ACMI agreement with

ABX on the grounds that DHL Worldwide is a legal successor to Astar. ALPA similarly filed a counterclaim requesting injunctive relief that includes having DHL’s freight currently being flown by ABX transferred to Astar.

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted ABX’s motion to intervene in the case. The parties filed briefs in the matter and oral arguments were heard on October 17, 2007. We are currently awaiting the U.S. Court of Appeals decision in this matter. The declaratory judgment matter and related counterclaim in the U.S. District Court remain stayed at this time.

We believe the NLRB’s decision will be sustained on appeal and that ALPA’s grievance and counterclaim will be denied.

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

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. ABX cooperated fully with the investigation. In June of 2006, a non-senior management employee of the Company entered a plea to a misdemeanor related to this matter. In July of 2006, a federal grand jury indictment was unsealed charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. The Garcia defendants subsequently entered guilty pleas in U.S. district court and were sentenced in February and March of 2007. No proceedings have been initiated against ABX by the DOJ. See Note I to the consolidated financial statements of this report for additional information. While ABX believes it has adequately reserved for potential losses stemming from the investigation, it’s possible that, in the event proceedings were initiated against ABX that resulted in an adverse finding, ABX could be subjected to a financial penalty that is materially greater than the amount it has accrued and restrictions on its ability to engage in business with agencies of the U.S. Government.

On April 13, 2007, a former ABX employee filed a complaint against ABX, a total of three current and former executives and managers of ABX, DHL, Garcia Labor Company, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. ABX filed a motion to dismiss on June 11, 2007 and that motion is currently pending. We believe the claim is without merit.

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

Employees Under Collective Bargaining Agreements

As of December 31, 2007, all of the flight crewmembers of ABX, ATI, and CCIA were covered under collective bargaining agreements, which are summarized in the following table:

Airline	Labor Agreement Unit	Date Contract Became Amendable	Percentage of Company’s Employees
ABX	International Brotherhood of Teamsters	7/31/2006	6.0%
ATI	International Brotherhood of Teamsters	5/1/2004	0.7%
CCIA	Airline Pilot Association	3/31/2004	0.9%

NOTE J—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Defined Benefit and Post-retirement Healthcare Plans

ABX sponsors a qualified defined benefit plan for ABX pilots and a qualified defined benefit plan for a major portion of its other ABX employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. ABX also sponsors a post-retirement healthcare plan for its ABX employees, which is unfunded. All of ABX’s pension and post-retirement plans are accounted for under SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)), effective December 31, 2006. On September 1, 2005, ABX closed its qualified defined benefit plan to newly hired, non-flight crewmember employees. Instead, new ABX non-flight crewmember employees receive an annual contribution based on a fixed percentage of eligible compensation to a defined contribution plan.

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement costs. The assumptions considered most sensitive in actuarially valuing ABX’s pension obligations and determining related expense amounts are discount rates, expected long-term investment returns on plan assets and future salary increases. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Consideration of future medical cost trend rates is a critical assumption in valuing ABX’s post-retirement healthcare obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.

ABX measures plan assets and benefit obligations as of December 31 of each year. Information regarding the ABX’s sponsored defined benefit pension plans and post-retirement healthcare plans follow below (in thousands). The accumulated benefit obligation reflects pension benefit obligations based on the actual earnings and service to-date of current employees. The effect of the pension plan amendment in 2006 was a result of the Pension Protection Act of 2006, which removed the sunset provisions for the Economic Growth and Tax Relief Reconciliation Act, permanently extending benefit limits.

	Pension Plans		Post-retirement Healthcare Plans
	2007	2006	2007	2006
Accumulated benefit obligation	$450,983	$414,944	$32,269	$34,121

Change in benefit obligation
Obligation as of January 1	$571,340	$533,694	$34,121	$34,171
Service cost	35,695	38,160	2,183	2,407
Interest cost	33,405	30,023	1,980	1,920
Plan amendment	—	6,416	—	—
Plan transfers	1,351	1,278	—	—
Benefits paid	(10,121)	(7,626)	(577)	(543)
Actuarial (gain) loss	(31,824)	(30,605)	(5,438)	(3,834)

Obligation as of December 31	$599,846	$571,340	$32,269	$34,121

Change in plan assets
Fair value as of January 1	$381,085	$297,653	$—	$—
Actual gain on plan assets	36,550	35,573	—	—
Plan transfers	1,319	1,278	—	—
Employer contributions	36,253	54,207	577	543
Benefits paid	(10,121)	(7,626)	(577)	(543)

Fair value as of December 31	$445,086	$381,085	$—	$—

Funded status

Recorded liabilities—net underfunded	$(154,760)	$(190,255)	$(32,269)	$(34,121)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit expense at December 31, 2007 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2007	2006	2007	2006
Unrecognized prior service cost	$18,859	$23,678	$—	$—
Unrecognized net actuarial loss	77,774	120,310	3,925	9,997

Accumulated other comprehensive income	$96,633	$143,988	$3,925	$9,997

Components of Net Periodic Benefit Cost

ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans are as follows (in thousands):

	Pension Plans			Postretirement Healthcare Plans
	2007	2006	2005	2007	2006	2005
Service cost	$35,695	$38,160	$29,820	$2,183	$2,407	$1,993
Interest cost	33,405	30,023	23,405	1,980	1,920	1,581
Expected return on plan assets	(31,801)	(25,221)	(20,482)	633	—	—
Net amortization and deferral	10,781	14,811	10,217	—	1,074	1,019

Net periodic benefit cost	$48,080	$57,773	$42,960	$4,796	$5,401	$4,593

The following table sets forth the amounts of unrecognized prior service cost and net actuarial loss recorded in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2008 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$1,922	$72
Amortization of prior service cost	$4,988	$—

Assumptions

Assumptions used in determining ABX’s pension obligations at December 31 were as follows:

	Pension Plans
	2007	2006	2005
Discount rate (for qualified and non-qualified plans)	6.50%	5.90%	5.70%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase (pilots)	4.50%	4.50%	4.50%
Rate of compensation increase (non-pilots)	4.00%	4.00%	4.00%

The discount rate used to determine post-retirement healthcare obligations was 6.50%, 5.90% and 5.70% at December 31, 2007, 2006 and 2005, respectively. Post-retirement healthcare plan obligations have not been funded. The healthcare cost trend rate used in measuring post-retirement healthcare benefit costs was 10% for 2007, decreasing each year by 1% until it reaches a 5% annual growth rate in 2012. The effects of a 1% increase and decrease in the healthcare cost trend rate on 2007 cost and the accumulated post-retirement benefit obligation at December 31, 2007, are shown below (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost	$3,182	$(2,607)
Effect on accumulated post-retirement benefit obligation	$469	$(378)

Plan Assets

The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets on December 31,
Asset category	2007	2006
Equity securities	49%	53%
Fixed income securities	46%	42%
Real estate	5%	5%

	100%	100%

ABX uses an investment management firm to advise it in developing and executing an investment policy. The portfolio is managed with consideration for diversification, quality and marketability. The targeted asset allocation is 50% equity securities, 45% fixed income securities and 5% real estate. The investment policy permits the following ranges of asset allocation: equities – 30.5% to 69.3%; fixed income securities – 38.0% to 52.0%; real estate – 3% to 7%. Except for U.S. Treasuries, no more than 10% of the fixed income portfolio and no more than 5% of the equity portfolio can be invested in securities of any single issuer. ABX’s pension investments include $191 million and $216 million at December 31, 2007 and 2006 respectively whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.

An actuarial firm advised ABX in developing the overall expected long-term rate of return on plan assets. The overall expected long-term rate of return was developed using various market assumptions in conjunction with the plans’ targeted asset allocation. The assumptions were based on historical market returns.

Cash Flows

In 2007, ABX made contributions to its defined benefit pension plans of $36.3 million and contributions to its post-retirement healthcare plans of $1.3 million. ABX estimates that its contributions in 2008 will be approximately $39.9 million for its defined benefit pension plans and $1.4 million for its post-retirement healthcare plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2008	$14,366	$1,361
2009	15,880	1,594
2010	19,067	1,817
2011	22,586	1,958
2012	25,361	2,063
Years 2013 to 2017	182,723	11,975

Effects of SFAS No. 158

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

SFAS 158 requires that the balance sheet liabilities for defined benefit plans reflect projected pension benefit obligations, which include estimates of benefits from projected salary increases in future years. The Company adopted SFAS 158 effective December 31, 2006. Retrospective application was not permitted.

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

Crew Sick Leave Post-retirement Benefit

ATI provides a sick leave benefit for ATI crewmembers that accumulates through participant retirement dates. The accumulated benefit obligation reflected in the balance sheets at December 31, 2007 was $2.9 million and was unfunded. Assumptions used in determining the crew sick leave post-retirement obligations at December 31, 2007 include a discount rate of 5.75% and a rate of compensation increase of 4.00%. Expected benefit payments for the next five years (in thousands) are $450 for 2008, $323 for 2009, $344 for 2010, $354 for 2011 and $393 for 2012.

Defined Contribution Plans

The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer matching contributions on employee salary deferrals of up to 6% of annual compensation. The Company also sponsors a defined contribution profit sharing plan, which is coordinated and used to offset obligations accrued under the qualified defined benefit plans. Contributions to this plan, except contributions for the Company’s pilots, were discontinued in 2000. Expenses for these plans are as follows (in thousands):

	Year Ended December 31
	2007	2006	2005
Capital accumulation plans	$8,758	$8,145	$6,998
Profit sharing plans	1,068	1,062	1,069

Total expense	$9,826	$9,207	$8,067

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

	Year Ended December 31,
	2007		2006		2005
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	597,000	$7.37	264,600	$8.33	—	$—
Granted	319,100	8.13	332,400	6.61	264,600	8.33
Exercised	(167,400)	7.62	—	—	—	—
Cancelled	—	—	—	—	—	—

Outstanding at end of period	748,700	$7.64	597,000	$7.37	264,600	$8.33

Vested	178,825	$7.70	49,600	$7.44	—	$—

The grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $7.83, $6.63 and $7.79 for 2007, 2006 and 2005, respectively, the value of the Company’s stock on the date of grant. The grant-date fair value of each market condition award granted was $9.20, $6.55 and $9.91 for 2007, 2006 and 2005, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2007 and one year for the awards granted in 2006 and 2005 using daily stock prices and using the following variables:

	2007	2006	2005
Risk-free interest rate	4.67%	4.71%	3.68%
Volatility	44.1%	33.6%	45.2%

The Company accounts for the awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” The standard requires the Company to measure the cost of services received in exchange for stock-based awards using the grant-date fair value of the award. For the years ended December 31, 2007, 2006 and 2005, the Company recorded expense of $2.6 million, $1.7 million and $0.7 million for stock incentive awards, respectively. The Company has assumed no forfeitures. At December 31, 2007, there was $1.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2007, 916,100 awards had been granted and 748,700 were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of December 31, 2007. These awards could result in a maximum number of 957,400 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2009.

NOTE L—DERIVATIVE INSTRUMENTS

To reduce its exposure to rising interest rates on anticipated aircraft financing transactions, during the first quarter of 2006, ABX entered into five forward treasury lock agreements (“treasury locks”) with settlement dates near the forecasted execution dates of the anticipated financing transactions. The Company anticipated aircraft financing under fixed interest rate loans based on the interest rates of ten-year U.S. Treasury Notes. The values of the treasury locks were based on the ten-year U. S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated loan transactions. The final remaining treasury lock was with a major U.S. financial institution and settled in cash in July 2007. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounted for the treasury locks as cash flow hedges. The treasury locks were evaluated and deemed to be highly effective as hedges at inception and upon expiration. The Company recorded unrealized gains or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses are recognized into earnings over the terms of the forecasted loan transactions.

At December 31, 2007, the Company held two interest rate swaps having a total settlement liability of $2.8 million that it acquired in the CHI acquisition. The interest rate swaps have not been designated as hedges and settled in January 2008. The interest rate swaps had notional values totaling $50.0 million with fixed rates of 5.375%.

To reduce the effects of fluctuating LIBOR-based interest rates on interest payments that stem from its variable rate outstanding debt, the Company entered into interest rate swaps having combined notional values of $135.0 million in January 2008. The notional values step downward in conjunction with the underlying debt through December 31, 2012. Under the interest rate swap agreements, the Company will pay a fixed rate of 3.01% and receive a floating rate that resets quarterly based on LIBOR. For the outstanding notional value, the Company expects that the amounts received from the floating leg of the interest rate swap will offset fluctuating payments for interest expense because interest rates for its outstanding debt and the interest rate swap are both based on LIBOR and reset quarterly.

NOTE M—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes the following transactions and tax effects for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2007
Actuarial gain for pension liabilities	$36,573	$(13,026)	$23,547
Unrealized gain (loss) on marketable securities	(4)	2	(2)
Unrealized gain (loss) on derivative instruments	329	(156)	173
Reclassifications to net income:
Hedging gain realized	(109)	42	(67)
Pension actuarial loss	5,963	(2,156)	3,807
Post-retirement actuarial loss	6,072	(2,166)	3,906
Pension prior service cost	4,818	(1,742)	3,076

Other comprehensive income (loss)	$53,642	$(19,202)	$34,440

2006
Minimum pension liabilities	$13,122	$(5,127)	$7,995
Unrealized gain (loss) on marketable securities	37	(13)	24
Unrealized gain (loss) on derivative instruments	575	(207)	368
Less: Reclassification of hedging gain realized in net income	(33)	12	(21)

Other comprehensive income (loss)	$13,701	$(5,335)	$8,366

2005
Minimum pension liabilities	$(5,829)	$—	$(5,829)
Unrealized loss on marketable securities	(55)	—	(55)

Other comprehensive loss	$(5,884)	$—	$(5,884)

During the next twelve months, the Company estimates that net gains of $0.1 million from hedging instruments settled before December 31, 2007 will be reclassified to net income.

NOTE N—SEGMENT INFORMATION

During 2007, the Company operated in two reportable segments. The air cargo transportation, and package handling services provided to DHL under the ACMI and Hub Services agreements are aggregated below as “DHL” (see Note A). The ACMI and charter services that the Company provides to customers other than DHL are referred to as “Charters” below. The Company’s other activities, which include contracts with the USPS and aircraft parts sales and maintenance services, do not constitute reportable segments and are combined in “All other” below. The assets purchased in the acquisition of CHI (see Note B) are reflected in All other as of December 31, 2007. The Company’s segment information for 2007, 2006 and 2005 is presented below (in thousands):

	Year Ended December 31
	2007	2006	2005
Revenues:
DHL	$1,082,943	$1,211,870	$1,430,347
Charters	55,580	24,440	13,864
All other	35,992	24,051	20,179

Total	$1,174,515	$1,260,361	$1,464,390

Depreciation and amortization expense:
DHL	$41,635	$41,655	$37,776
Charters	9,363	3,596	3,243
All other	749	409	148

Total	$51,747	$45,660	$41,167

Pre-tax earnings:
DHL	$21,179	$22,452	$21,322
Charters	4,564	3,704	1,138
All other	7,545	9,857	7,852

Total	$33,288	$36,013	$30,312

	December 31
	2007	2006
Assets:
DHL	$336,345	$358,211
Charters	278,607	126,682
All other	548,015	194,905

Total	$1,162,967	$679,798

During 2007, the Company had capital purchases of $16.2 million and $118.9 million for the DHL and Charter segments, respectively. Interest income of $4.6 million and $4.8 million is included in All other pre-tax earnings for 2007 and 2006, respectively. In 2004, interest earned on cash and cash equivalents reduced interest expense when calculating revenue under the DHL agreements. Beginning in 2005, interest earned on cash and cash equivalents is not included in the DHL revenue calculation. Interest expense of $6.5 million for 2007 and $7.3 million for 2006 and 2005 is reimbursed through the commercial agreements with DHL and included in the DHL earnings above. All other interest is included in the All other category. Cash, cash equivalents, marketable securities and deferred tax assets are reflected in Assets—All other.

For the purposes of internal reporting, the Company does not allocate overhead costs that are reimbursed by DHL to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities. Beginning with the Company’s issuance of stock awards in the second quarter of 2005, certain administrative costs that are not reimbursed by DHL are allocated to the DHL segment based on segment earnings.

Entity-Wide Disclosures

The Company’s international revenues were approximately $47.3 million, $17.2 million and $12.0 million for 2007, 2006 and 2005, respectively, derived primarily from international flights. All revenues for the DHL segment are attributed to U.S. operations.

NOTE O—QUARTERLY RESULTS (Unaudited)

The following is a summary of quarterly results of operations (in thousands except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Revenues	$288,062	$281,297	$285,964	$319,192
Net earnings	4,267	4,545	2,404	8,371
Weighted average shares:
Basic	58,282	58,282	58,288	58,345
Diluted	58,589	58,635	58,750	58,633
Earnings per share
Basic	$0.07	$0.08	$0.04	$0.14
Diluted	$0.07	$0.08	$0.04	$0.14

2006
Revenues	$369,165	$303,578	$281,348	$306,270
Net earnings	8,093	6,459	6,574	68,928
Weighted average shares:
Basic	58,270	58,270	58,270	58,270
Diluted	58,413	58,567	58,585	58,487
Earnings per share
Basic	$0.14	$0.11	$0.11	$1.18
Diluted	$0.14	$0.11	$0.11	$1.18

In December 2006, the Company recorded an income tax benefit of $54.0 million to reverse the remaining valuation allowance on deferred tax assets. During the fourth quarters of 2007 and 2006, the Company recognized revenues of $7.0 million and $7.3 million, respectively, for achieving annual cost-related and service goals under the ACMI and Hub Services commercial agreements with DHL.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer, and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2007 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

The management of the Company excluded from its assessment the internal control over financial reporting at Cargo Holdings International, Inc. and subsidiaries, which was acquired on December 31, 2007 and whose financial statements constitute 173% and 30% of net and total assets, respectively, of the consolidated financial statement amounts as of December 31, 2007. Accordingly, the officers’ certifications provided in conjunction with this Form 10-K, the forms of which are contained in Exhibits 31.1 and 31.2 hereof, exclude an assessment of the internal control over financial reporting at Cargo Holdings International, Inc., and subsidiaries.

Based on management’s assessment of those criteria, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. That report follows.

March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ABX Holdings, Inc.

Wilmington, Ohio

We have audited the internal control over financial reporting of ABX Holdings, Inc. (formerly ABX Air, Inc.) and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cargo Holdings International, Inc. and subsidiaries, which was acquired on December 31, 2007 and whose financial statements constitute 173% and 30% of net and total assets, respectively, of the consolidated financial statement amounts as of December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Cargo Holdings International, Inc. and subsidiaries. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and includes explanatory paragraphs regarding the Company’s principal customer, the Company’s defined benefit plans investments whose fair values have been estimated by management in the absence of readily determinable fair values, the Company’s acquisition of Cargo Holdings International Inc. on December 31, 2007, and the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)).

DELOITTE & TOUCHE LLP

Dayton, Ohio

March 17, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is contained in part in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.” The information contained therein is incorporated herein by reference.

Executive Officers

The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	53

President and Chief Executive Officer, ABX Holdings, Inc., since September 2007 and Chief Executive Officer, ABX Air, Inc., since August 2003.

Mr. Hete was President of ABX Air, Inc. from January 2000 to February 2008. Mr. Hete was Chief Operating Officer of ABX Air, Inc. from January 2000 to August 2003. From 1997 until January 2000, Mr. Hete held the position of Senior Vice President and Chief Operating Officer of ABX Air, Inc. Mr. Hete served as Senior Vice President, Administration of ABX Air, Inc. from 1991 to 1997 and Vice President, Administration of ABX Air, Inc. from 1986 to 1991. Mr. Hete joined ABX Air, Inc. in 1980.

Peter F. Fox	58

Chief Commercial Officer, ABX Holdings, Inc., since February 2008.

Mr. Fox served as President and Chief Executive Officer of Cargo Holdings International, Inc. since he founded that company in 1999 as the parent of several related businesses, including Capital Cargo International Airlines, Inc.

John Graber	50

President, ABX Air, Inc., since February 2008.

Mr. Graber was Chief Operating Officer of ABX Air, Inc., from July 2007 to February 2008. Mr. Graber held positions as President and General Manager of Aircraft Services Indianapolis and Senior Vice President of Operations and General Manager of the military and charter businesses at ATA Airlines, and his experience includes over 10,000 hours of flight time as a pilot before joining ABX.

W. Joseph Payne	44

Senior Vice President, Corporate General Counsel and Secretary, ABX Holdings, Inc., since February 2008.

Mr. Payne was Vice President, General Counsel and Secretary, from January 2004 to February 2008, Corporate Secretary/Counsel from January 1999 to January 2004, and Assistant Corporate Secretary from July 1996 to January 1999. Mr. Payne joined ABX Air, Inc. in April 1995.

Name	Age	Information
Quint O. Turner	45

Chief Financial Officer, ABX Holdings, Inc., since February 2008.

From December 2004 to February 2008, Mr. Turner served as Chief Financial Officer of ABX Air, Inc. Mr. Turner was Vice President of Administration of ABX Air, Inc. from February 2002 to December 2004. Mr. Turner was Corporate Director of Financial Planning and Accounting of ABX Air, Inc. from 1997 to 2002. Prior to 1997, Mr. Turner held positions of Manager of Planning and Director of Financial Planning of ABX Air, Inc. Mr. Turner joined ABX Air, Inc. in 1988 as a Staff Auditor.

The executive officers of the Company are appointed annually at the Board of Directors meeting held in conjunction with the annual meeting of stockholders. There are no family relationships between any directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans as of December 31, 2007 are summarized below:

Plan	Maximum number of common shares contingently issuable (a)	Weighted average exercise prices of outstanding options, warrants, or rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
2005 Long-Term Incentive Compensation Plan	957,400	N/A	1,875,200

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

Other responses to this Item are contained in part in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the captions “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners,” and the information contained therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this Item is contained in part in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence,” and the information contained therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this Item is contained in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm,” and the information contained therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements

The following are filed in Part II, item 8 of this Form 10-K Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2007	$516,000	$103,948	$256,804	$363,144
December 31, 2006	872,000	27,961	383,961	516,000
December 31, 2005	244,000	692,349	64,349	872,000
December 31, 2004	268,500	8,827	33,327	244,000

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

2.2	Agreement and Plan of Reorganization, dated as of October 17, 2007, by and among ABX Air, Inc., ABX Holdings, Inc. and ABX Merger Sub, Inc. (19)

2.3	Preferred Stock Rights Agreement, dated October 17, 2007, by and between ABX Holdings, Inc. and National City Bank. (19)

2.4	Agreement and Plan of Reorganization and Certificate of Merger, dated December 31, 2007, between ABX Air, Inc., ABX Holdings, Inc. and ABX Merger Sub, Inc., filed herewith.

2.5

Stock Purchase Agreement dated November 1, 2007, by and among ABX Holdings, Inc., CHI Acquisition Corp., Cargo Holdings International, Inc., the Significant Shareholders Named and the Parties Subsequently Joining Hereto Pursuant to Joinder Agreements, filed herewith.

Articles of Incorporation

3.1	Certificate of Incorporation of ABX Holdings, Inc. (incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008). (19)

3.2	Bylaws of ABX Holdings, Inc. (incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008). (19)

Instruments defining the rights of security holders

4.1	Specimen of common stock of ABX Holdings, Inc. (3)

4.2	Preferred Stock Rights Agreement dated December 31, 2007 by and between ABX Holdings, Inc. and a rights agent. (19)

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

10.3	Form of Hub and Line-Haul Services Agreement dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (1)

10.4	Form of Performance Guaranty dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the Hub and Line-Haul Services Agreement. (1)

10.5	Form of Performance Guaranty dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the ACMI Service Agreement. (1)

10.6	First Non-Negotiable Promissory Note issued by ABX Air, Inc. in favor of Airborne Inc., (5)

10.7	Form of Second Non-Negotiable Promissory Note issued by ABX Air, Inc. in favor of DHL Holdings (USA), Inc. (1)

10.8	Form of Transition Services Agreement, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (1)

10.9	Form of Wilmington Airpark Sublease, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (1)

10.10	Form of Employee Matters Agreement dated as of the effective date of the merger, by and between Airborne, Inc. and ABX Air, Inc. (1)

10.11	Form of Tax Sharing Agreement dated as of the effective date of the merger, by and between Airborne, Inc. and ABX Air, Inc. (1)

10.12	Participation Agreement dated as of August 16, 2001, among ABX Air, Inc., as lessee, Mitsui & Co. Ltd., as finance lessor, Tomair LLC, as Owner Participant, and Wells Fargo Bank Northwest, National Association, as Owner Trustee. (1)

10.13	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee. (1)

10.14	Form of change in control agreement with CEO and each of the next four highest paid officers. (4)

10.15	Form of Retention Bonus Agreement with CEO and each of the next four highest paid officers. (4)

10.15a	Form of Amendment to Retention Bonus Agreement. (15)

10.16	Director compensation fee summary. (6)

10.17	Form of Executive Incentive Compensation Plan for CEO and the next four highest paid officers. (9)

10.18	Credit Agreement, dated as of March 31, 2004. (7)

10.19	Amendment No.1-dated June 18, 2004 to the Credit Agreement dated as of March 31, 2004. (8)

10.20	Form of Long-Term Incentive Compensation plan for officers, dated July 12, 2005. (10)

10.21	Amendment to the Hub and Line-Haul Services Agreement, dated August 9, 2005. (11)

10.22	Form of Long-Term Incentive Compensation Plan for directors, dated October 4, 2005. (12)

10.23	Aircraft modification agreement with Israel Aircraft Industries, Ltd. (13)

10.24	Consent to Assignment of ACMI Service Agreement and Hub & Line-Haul Services Agreement. (13)

10.25	Agreement with DHL, dated March 15, 2006. (13)

10.26	Letter from DHL dated July 19, 2006, notifying ABX Air, Inc. of a change to the scope of services under the ACMI agreement. (14)

10.27	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (14)

10.28	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (15)

10.29	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (16)

10.30	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (17)

10.31	Aircraft Loan and Security Agreement and related promissory note, dated July 18, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (18)

10.32	Credit Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc., CHI Acquisition Corp., SunTrust Bank as Administrative Agent, Regions Bank as Syndication Agent and the other lenders from time to time a party thereto. (19)

10.33	Guarantee and Collateral Agreement dated December 31, 2007, executed by ABX Holdings, Inc., ABX Air, Inc., CHI Acquisition Corp. and each direct and indirect subsidiary of ABX Holdings, Inc. (19)

10.34	Escrow Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc., the Significant Shareholders who are signatories thereto and Wells Fargo Bank, National Association. (19)

10.35	Securities Purchase Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc. and the Significant Shareholders who are signatories thereto. (19)

10.36	Form of Senior Subordinated Convertible Note of ABX Holdings, Inc. (19)

10.37	Form of Senior Subordinated Notes of ABX Air, Inc. (19)

10.38	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc., filed herewith.

10.39	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc., filed herewith.

10.40	Employment Agreement between Cargo Holdings International, Inc. and Peter Fox, dated November 1, 2007. (19)

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (6)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of ABX Holdings, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on May 9, 2003 with the Securities and Exchange Commission.
(2)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on June 18, 2003 with the Securities and Exchange Commission, as amended.
(3)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on July 9, 2003 with the Securities and Exchange Commission, 2003, as amended.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 with the Securities and Exchange Commission.
(5)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 25, 2004 with the Securities and Exchange Commission.

(6)	Incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.
(7)	Incorporated by reference to the Company’s 8-K filed on April 7, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004 with the Securities and Exchange Commission.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2004 with the Securities and Exchange Commission.
(10)	Incorporated by reference to the Company’s 8-K filed on July 12, 2005.
(11)	Incorporated by reference to the Company’s 8-K filed on August 9, 2005.
(12)	Incorporated by reference to the Company’s 8-K filed on October 4, 2005.
(13)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.
(15)	Incorporated by reference to the Company’s Annual Report of Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2007.
(19)	Incorporated by reference to the Company’s 8-K/A, submitted for filing with the Securities and Exchange Commission on March 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABX Holdings, Inc.

Signature	Title	Date
/s/ JOSEPH C. HETE Joseph C. Hete	President and Chief Executive Officer	March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ JAMES H. CAREY James H. Carey	Director and Chairman of the Board	March 17, 2008

/s/ JAMES E. BUSHMAN James E. Bushman	Director	March 17, 2008

/s/ JEFFREY A. DOMINICK Jeffrey A. Dominick	Director	March 17, 2008

/s/ JOHN D. GEARY John D. Geary	Director	March 17, 2008

/s/ JOSEPH C. HETE Joseph C. Hete	Director, President and Chief Executive Officer	March 17, 2008

/s/ RANDY D. RADEMACHER Randy D. Rademacher	Director	March 17, 2008

/s/ JEFFREY J. VORHOLT Jeffrey J. Vorholt	Director	March 17, 2008

/s/ QUINT O. TURNER Quint O. Turner	Chief Financial Officer	March 17, 2008