Form 10-Q
period 2008-03-31
ABX Holdings, Inc.
filed 2008-05-13
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008

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

As of May 12, 2008, ABX Holdings, Inc. had outstanding 63,227,084 shares of common stock, par value $.01.

ABX HOLDINGS, INC. AND SUBSIDIARIES

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2007 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from the website www.ABXHoldings.com as soon as reasonably practicable after filing with the SEC.

PART 1.  FINANCIAL INFORMATION

Item 1.	Financial Statements

ABX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
REVENUES	$382,056	$288,062
OPERATING EXPENSES
Salaries, wages and benefits	158,757	157,925
Fuel	119,892	58,953
Maintenance, materials and repairs	26,144	22,872
Depreciation and amortization	21,242	11,943
Landing and ramp	14,037	9,801
Rent	3,446	2,518
Purchased line-haul and yard management	1,447	1,671
Other	21,511	13,592

	366,476	279,275
INTEREST EXPENSE	(10,375)	(3,163)
INTEREST INCOME	1,002	1,258

INCOME BEFORE INCOME TAXES	6,207	6,882
INCOME TAXES	(2,420)	(2,615)

NET EARNINGS	$3,787	$4,267

EARNINGS PER SHARE
Basic	$0.06	$0.07

Diluted	$0.06	$0.07

WEIGHTED AVERAGE SHARES
Basic	62,417	58,282

Diluted	62,651	58,589

See notes to condensed consolidated financial statements.

ABX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,508	$59,271
Marketable securities - available-for-sale	3,848	49,636
Accounts receivable, net of allowance of $363 in 2008 and 2007	26,957	55,339
Inventory	15,740	14,701
Prepaid supplies and other	11,935	19,621
Deferred income taxes	18,311	19,262
Aircraft and engines held for sale	1,768	1,896

TOTAL CURRENT ASSETS	175,067	219,726
Property and equipment, net	702,995	690,813
Other assets	27,480	26,280
Deferred income taxes	13,882	15,794
Intangibles	31,041	31,700
Goodwill	178,654	178,654

TOTAL ASSETS	$1,129,119	$1,162,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,902	$76,425
Accrued salaries, wages and benefits	54,319	64,560
Accrued expenses	11,705	11,266
Current portion of debt obligations	30,050	22,815
Unearned revenue	30,290	21,046

TOTAL CURRENT LIABILITIES	189,266	196,112
Long-term obligations	528,758	567,987
Post-retirement liabilities	195,984	186,338
Other liabilities	9,978	12,527
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,227,084 and 62,650,278 shares issued and outstanding in 2008 and 2007, respectively	632	626
Additional paid-in capital	458,422	458,091
Accumulated deficit	(185,757)	(189,544)
Accumulated other comprehensive loss	(68,164)	(69,170)

TOTAL STOCKHOLDERS’ EQUITY	205,133	200,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,129,119	$1,162,967

See notes to condensed consolidated financial statements.

ABX HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2008	2007
OPERATING ACTIVITIES:
Net earnings	$3,787	$4,267
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,242	11,943
Pension and post-retirement amortization	1,746	2,854
Deferred income taxes	2,290	2,615
Stock-based compensation	337	592
Other	(88)	—
Changes in assets and liabilities:
Accounts receivable	28,382	(6,695)
Inventory and prepaid supplies	6,124	674
Accounts payable	(7,502)	523
Unearned revenue	9,013	5,205
Accrued expenses, salaries, wages and benefits and other liabilities	(12,120)	(11,348)
Post-retirement liabilities	9,646	1,070
Other	(1,059)	2

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,798	11,702

INVESTING ACTIVITIES:
Capital expenditures	(34,845)	(48,267)
Proceeds from the sale of property and equipment	330	140
Proceeds from redemptions of marketable securities	45,788	4,295
Acquisition of CHI	(3,840)	—
Purchases of marketable securities	—	(3,693)
Long-term deposits	—	(4,745)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,433	(52,270)

FINANCING ACTIVITIES:
Principal payments on borrowings	(51,994)	(2,762)
Proceeds from borrowings	20,000	17,500
Other	—	(7)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31,994)	14,731

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,237	(25,837)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,271	63,219

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,508	$37,382

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$8,686	$1,471

Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$6,382	$20,289

See notes to condensed consolidated financial statements.

ABX HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The interim period consolidated financial statements of ABX Holdings, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements and are unaudited. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2007 financial amounts are extracted from the annual audited financial statements.

Nature of Operations

ABX Holdings, Inc. includes three independently certificated airlines through its wholly-owned subsidiaries. Its airline subsidiaries are ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”), and Air Transport International, LLC (“ATI”). The Company acquired CCIA and ATI through its acquisition of Cargo Holdings International, Inc. (“CHI”) on December 31, 2007. The acquisition of CHI also included Cargo Aircraft Management, Inc. (“CAM”), an aircraft leasing company.

Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub services agreement, ABX provides airlift, package handling, warehousing, and other cargo related services to DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”). DHL, an international, integrated delivery company, is the Company’s largest customer, accounting for 74% of the Company’s revenue in the first quarter of 2008. ABX provides staffing, maintenance and management services for DHL’s main air hub and package sorting center in Wilmington, Ohio and for fifteen DHL regional sort facilities in the U.S. The Company also provides supplemental airlift to DHL under other ACMI arrangements.

Through its airline subsidiaries, the Company provides airlift to other customers besides DHL, typically through ACMI agreements. At March 31, 2008, ABX had eleven Boeing 767-200 freighter aircraft that are not under the DHL ACMI agreement, while CCIA and ATI had 14 aircraft and 16 aircraft in service, respectively. CCIA and ATI each have contracts to provide airlift to BAX Global Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation primarily to the U.S. military using its DC-8 combi aircraft that are certified to carry passengers as well as cargo on the main deck.

In addition to its ACMI services, the Company sells aircraft parts and provides aircraft maintenance services to other airlines. Through a wholly owned subsidiary, the Company operates three sorting facilities for the U.S. Postal Service. The Company also provides specialized services for aircraft fuel management and freight logistics.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated. The accounts of CHI and its subsidiaries, including CAM, CCIA and ATI, are included in the consolidated financial statements as of the date of acquisition; accordingly, the activities of CHI are not included in the 2007 consolidated statements of earnings and consolidated statements of cash flows.

Acquisition of CHI

On December 31, 2007, the Company acquired all of the outstanding equity securities of CHI. As described above, CHI operations historically consisted primarily of two cargo airlines, CCIA and ATI. BAX was the largest customer of CCIA and ATI during 2007.

The following table provides pro forma condensed combined financial information for the Company after giving effect to the acquisition described above and the assumptions and adjustments described in the accompanying notes to the pro forma condensed combined financial statements. This information is based on adjustments to the historical consolidated financial statements of CHI using the purchase method of accounting for business combinations. The pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the acquisition. These pro forma results are based on assumptions considered appropriate by management and include all recurring material adjustments of a recurring nature as considered necessary. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results that would have actually been reported as of the date or for the quarter presented had the acquisition taken place on such date or at the beginning of the quarter indicated, or to project the Company’s financial position or results of operations which may be reported in the future (in thousands).

Period ended March 31, 2007
Pro forma revenues	$357,450
Pro forma depreciation and amortization	21,362
Pro forma interest expense	9,290
Pro forma earnings before income taxes	6,809
Pro forma net earnings	4,222
Pro forma diluted earnings per share	0.07

The pro forma results above exclude non recurring charges recorded by CHI that were directly related to the acquisition by the Company. Combined results for ABX Holdings and CHI for the quarter ended March 31, 2007 were adjusted for the following to present the unaudited pro forma results in the table above:

•	Adjustment to reflect additional intangible asset amortization expense of $0.7 million for the quarter ended March 31, 2007 resulting from the fair value adjustments to CHI’s intangible assets.

•	Adjustment to reflect additional depreciation expense of $0.8 million for the quarter ended March 31, 2007 resulting from the fair value adjustments to CHI’s aircraft and aircraft related parts.

•

Adjustment to reflect additional interest expense and amortization of debt issuance costs for the quarter ended March 31, 2007 related to the $270.0 million unsubordinated term loan using average prevailing rates of 8.01%.

•	Proforma diluted earnings per share, reflects an additional four million shares issued to certain shareholders of CHI.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, spare parts inventory reserve, depreciation and impairments of property and equipment, impairments of goodwill and intangibles, labor contract settlements, post-retirement obligations, income taxes, contingencies and litigation. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.

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

Management analyzes the inventory reserve for reasonableness at the end of each calendar quarter. That analysis includes consideration of the expected fleet life, amounts expected to be on hand at the end of a fleet life, and recent events and conditions that may impact the usability or value of inventory. Events or conditions that may impact the expected life, usability or net realizable value of inventory include additional airworthiness directives from the Federal Aviation Administration, changes in Department of Transportation regulations, new environmental laws and technological advances.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” the Company will assess on an annual basis whether goodwill acquired in the acquisition of CHI is impaired. Additional impairment assessments may be performed on an interim basis if the Company finds it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually.

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

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than the carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or fair value less the cost to sell.

Aircraft engines for the airlines’ Boeing 767 aircraft are usually maintained under “power by the hour” agreements with engine maintenance providers. Under the power by the hour agreements, the engines are maintained by the service providers for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for aircraft engines on the airlines’ Boeing 757, Boeing 727, DC-9 and DC-8 aircraft is typically contracted to service providers on a time and material basis.

The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary. ATI, CCIA and CAM capitalize the cost of major maintenance and amortize the costs over the useful life of the overhaul. ABX expenses the cost of airframe and engine overhauls as incurred.

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $1.3 million and $0.4 million for the quarters ended March 31, 2008 and 2007, respectively.

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

Comprehensive Income (Loss)

Comprehensive income includes net income and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s pension liability, unrealized gains and losses on available-for-sale marketable securities, and gains and losses associated with interest rate hedging instruments.

Revenue Recognition

Revenues from the DHL ACMI agreement and the Hub Services agreement are determined based on expenses incurred during a period and recognized when the related services are performed. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on the promissory note due to DHL, rent and ramp and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow ABX to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of certain cost-related and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost-related goals and annual service goals expressly specified in each of the two agreements. At the end of each fiscal year, ABX measures the achievement of annual goals and records any incremental revenues earned by achieving the annual goals. In a similar way, ABX measures quarterly goals and records incremental revenues in the quarter in which earned.

Other ACMI and charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.

The amounts included on the Company’s consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The Company’s short-term available-for-sale securities and derivative financial instruments are reported at fair value on the Company’s consolidated balance sheet. The fair value of the Company’s short-term available-for-sale securities are based on quoted prices in active markets for identical assets (Level 1). The fair value of the Company’s derivative financial instruments was based on other observable inputs (Level 2). The use of significant unobservable inputs (Level 3) was not necessary in determining the fair value of the Company’s financial assets and liabilities.

For the Company, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) became effective January 1, 2008. This new standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included under existing pronouncements. The Company did not elect to report any additional assets or liabilities at fair value that were not already being reported at fair value.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company currently has controlling interests in all subsidiaries; therefore, management expects this standard to have no impact on its financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing implementation plans and does not expect the adoption of SFAS 161 to have a material impact, if any, on its consolidated financial statements.

NOTE B—SIGNIFICANT CUSTOMERS

DHL

The Company’s revenues, cash flows and liquidity resources are highly dependent on DHL. A substantial portion of the Company’s revenues are derived through services provided to DHL. Revenues from services performed for DHL were approximately 74% and 95% of the Company’s total revenues for the quarters ended March 31, 2008 and 2007, respectively.

The Company’s balance sheets include the following balances related to revenue transactions with DHL (in thousands):

Assets (Liabilities):	March 31, 2008	December 31, 2007
Accounts receivable	$5,151	$25,268
Accounts payable	(1,542)	(392)
Unearned revenue	(24,963)	(19,712)

Net asset (liability)	$(21,354)	$5,164

The ACMI agreement has a term of seven years, expiring in August 2010 and automatically renews for an additional three years unless a one-year notice of non-renewal is given. The Hub Services agreement will automatically renew in August 2008 for one year, with automatic annual renewals, unless a ninety-day notice of non-renewal is given.

Arbitration

In a letter dated September 19, 2007, DHL communicated to ABX’s management DHL’s assertions that under provisions within the ACMI and Hub Services agreements 1) certain corporate overhead expenses incurred by ABX as a result of being a publicly traded company are not required to be reimbursed by DHL (these expenses include professional fees incurred by the Company to evaluate an indication of interest by ASTAR Air Cargo Holdings, LLC to acquire all of the outstanding stock of ABX) and 2) ABX reached the 10% threshold for allocating overhead expenses to the Charter segment and other non-DHL operations during the second quarter of 2007, based on a calculation that excluded fuel revenues that are reimbursed without mark-up.

Since September 19, 2007, through an exchange of letters, a conference call and a meeting between ABX and DHL, ABX’s management has explored DHL’s assertions regarding the reimbursement of overhead costs. Management has not been able to find a basis in either of the agreements for excluding reimbursed fuel from the 10% threshold calculation or excluding public registrant related expenses from reimbursable costs. The Company maintains that the 10% threshold specified in the agreements includes the fuel revenues, and that until such time as the 10% threshold is met, all of the corporate overhead expenses of ABX are reimbursable under the commercial agreements.

On November 5, 2007, DHL reduced the weekly advanced funding payment to ABX for the ACMI and Hub Services agreements, citing the disagreement regarding overhead expenses discussed above as the cause for the reduction. DHL reduced the previously agreed upon weekly payment by $8.8 million and placed that amount in an interest-bearing bank account. DHL indicated that the amount of the reduction was intended to cover overhead allocations and public company costs for the second and third quarters of 2007; however, the process to derive the allocation was not disclosed to ABX.

By not remitting the full payment of weekly funding to ABX, DHL is in default of the ACMI and Hub Services agreements. On November 7, 2007, ABX notified DHL that it was in default under these agreements, an assertion that DHL is disputing. ABX and DHL initiated the dispute resolution procedures, as specified in the agreements, on November 16, 2007, and DHL remitted the previously withheld amount of $8.8 million. However, ABX is pursuing its position through arbitration. In February 2008, a three judge arbitration panel was selected and has since convened.

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

BAX Global

A substantial portion of the Company’s revenues, cash flows and liquidity resources are also dependent on BAX. Approximately 14% of the Company’s revenues in the first quarter of 2008 were derived through services provided to BAX.

The Company’s balance sheets include the following balances related to revenue transactions with BAX (in thousands):

Assets (Liabilities):	March 31, 2008	December 31, 2007
Accounts receivable	$2,145	$3,446
Accounts payable	(913)	—
Unearned revenue	(15)	—

Net asset	$1,217	$3,446

In March 2008, ATI and CCIA renewed their ACMI agreements with BAX to set prices through February 28, 2009. Under its agreement with BAX, CHI has the right to be the exclusive provider of main deck freighter lift in the BAX U.S. network through December 31, 2011. BAX has the option to buy-out CHI’s exclusive rights.

NOTE C—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. As of March 31, 2008 and December 31, 2007, no marketable securities held by the Company have an expected life of over one year. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties. At December 31, 2007, the Company held auction-rate securities that it acquired in the CHI acquisition. These securities were redeemed at par in January 2008.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	March 31, 2008	December 31, 2007
Obligations of U.S. Government Agencies	$—	$3,595
Obligations of U.S. Corporations	3,848	7,893
Student Loan Auction-Rate Securities	—	38,148

Total marketable securities	$3,848	$49,636

NOTE D—INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The returns may be subject to examination by the Internal Revenue Service (“IRS”) and other jurisdictional authorities for years ended December 31, 2003 through 2006. The IRS is currently re-examining the 2003 tax return of ABX Air Inc. and opened an examination of the 2004 through 2006 federal income tax returns. Federal and state income tax returns of the Company’s former parent, Airborne, Inc., are closed through 2002. As part of the separation agreement between the ABX and Airborne, Inc., all tax liabilities resulting from returns prior to the August 15, 2003 separation date are the responsibility of Airborne, Inc. or its successors. Any adjustments to these returns could potentially increase or decrease deferred tax assets and liabilities carried over from the separation.

Under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) the Company recognizes the impact of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax provision is not recognized if it has a less than 50% likelihood of being sustained. The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense. No material changes have occurred to the balance of unrecognized tax benefits since December 31, 2007, however the Company anticipates completion of the ongoing IRS audits during the next 12 months which will resolve some of the outstanding FIN 48 contingencies.

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2008 have been estimated utilizing a 39% rate based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2008 will depend on the actual amount of pretax book income generated by the Company for the full year.

NOTE E—PROPERTY AND EQUIPMENT

At March 31, 2008, the Company’s subsidiaries operated 128 aircraft, consisting of 40 Boeing 767, 1 Boeing 757, 14 Boeing 727, 57 McDonnell Douglas DC-9 and 16 McDonnell Douglas DC-8 aircraft.

Property and equipment, to be held and used, consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Aircraft and flight equipment	$958,517	$926,869
Support equipment	50,387	53,450
Vehicles and other equipment	1,859	2,668
Leasehold improvements	1,254	1,230

	1,012,017	984,217
Accumulated depreciation	(309,022)	(293,404)

Property and equipment, net	$702,995	$690,813

Property and equipment included $52.1 million of property held under capitalized leases as of March 31, 2008 and $57.8 million as of December 31, 2007. Accumulated depreciation included $12.6 million as of March 31, 2008 and $11.4 million as of December 31, 2007 for capital leases.

At March 31, 2008, the Company was marketing aircraft and engines totaling $1.8 million which have been removed from service to part dealers and operators. Under the ACMI agreement with DHL, ABX has the option to put aircraft removed from the DHL ACMI agreement to DHL at the lower of their fair value or net book value. Management will decide whether to exercise the put provision on aircraft if they are removed from service under the ACMI agreement.

NOTE F—DEBT OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Unsubordinated term loan	$270,000	$270,000
Revolving credit facility	—	26,500
Aircraft loans	111,986	113,543
Capital lease obligations-Boeing 767	60,518	62,967
Capital lease obligations-Boeing 727	23,066	24,492
Promissory note due to DHL	92,276	92,276
Other	962	1,024

Total long-term obligations	558,808	590,802
Less: current portion	(30,050)	(22,815)

Total long-term obligations, net	$528,758	$567,987

Under a Credit Agreement, the Company has an unsubordinated term loan and a revolving credit facility that are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest and taxes and on prevailing LIBOR or prime rates. At March 31, 2008, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 3.00% (5.69% at March 31, 2008) (see Note J for disclosures of derivatives instruments for LIBOR based interest payments). At March 31, 2008, the Company had no outstanding borrowings on the revolving credit facility. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of March 31, 2008, the unused revolving credit facility totaled $61.4 million, net of outstanding letters of credit of $13.6 million.

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The Boeing 767 capital lease obligations are for five Boeing 767 aircraft and consist of two different leases, both expiring in 2011 with options to extend into 2017. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (5.19% at March 31, 2008). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. Capital lease obligations for seven Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire between 2010 and 2012. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft. As of March 31, 2008, the aircraft loans are collateralized by seven financed aircraft, have amortizing maturities scheduled through 2018 and bear interest at rates from 6.74% to 7.36% per annum payable monthly.

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

NOTE G—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under long-term operating lease agreements. ABX leases portions of the DHL Air Park and certain sorting equipment from DHL, and these payments are reimbursed to ABX by DHL without mark-up. The term of such leases expire at the end of the transition period that would follow termination of the ACMI and Hub Services agreements.

Commitments

The Company has contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to freighter configuration. At March 31, 2008, the Company owned six Boeing 767 aircraft that were in various stages of modification from passenger to standard freighter configuration. The Company anticipates payments of $31.3 million to complete the modification of these six aircraft. The Company also owns a seventh Boeing 767 aircraft in passenger configuration which it expects to begin modifying in the fourth quarter of 2008 for service in 2009. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.5 million after the aircraft is completely modified to freighter configuration in 2009.

On March 31 2008, the Company entered into agreements to sell eleven aircraft engines to a service provider for $6.0 million and lease seven of those engines back. The engine delivery dates and corresponding lease commencement dates are scheduled to occur between June 2008 and March 2009.

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted ABX’s motion to intervene in the case. The parties filed briefs in the matter and oral arguments were heard on October 17, 2007. On May 8, 2008, the U.S. Court of Appeals issued a decision reversing the NLRB’s decision. However, this decision was effectively rendered moot by a prior settlement agreement among DPWN Holdings, DHL Worldwide and ALPA, effective March 28, 2008, pursuant to which ALPA agreed to withdraw its grievance and the parties agreed to dismiss their claims currently pending in the U.S. District Court. The settlement agreement fully resolves those matters that could have adversely impacted DHL Network Operations (USA)’s ACMI agreement with ABX.

Putative Class Action Alleging Violations of Immigration Laws

On April 13, 2007, a former ABX employee filed a complaint against ABX, a total of three current and former executives and managers of ABX, DHL, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. ABX filed a motion to dismiss on June 11, 2007, which was subsequently granted on March 25, 2008, with respect to DHL and ABX. On March 24, 2008, the total of three current and former executives and managers of ABX filed an answer denying the allegations in the complaint. ABX management believes the claim is without merit.

Other

In addition to the foregoing matters, the Company is also currently a party to legal proceedings in various federal and state jurisdictions arising out of the operation of their business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that their ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to their financial condition or results of operations.

NOTE H—COMPONENTS OF NET PERIODIC BENEFIT COST

ABX sponsors a qualified defined benefit pension plan for its flight crewmembers and a qualified defined benefit pension plan for its other employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. ABX sponsors a post-retirement healthcare plan, which is unfunded.

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

The Company’s net periodic benefit cost for its qualified defined benefit pensions and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-retirement Healthcare Plan
	2008	2007	2008	2007
Service cost	$8,327	$8,924	$467	$546
Interest cost	9,631	8,351	466	495
Expected return on plan assets	(9,091)	(7,950)	—	—
Amortization of prior service cost	1,247	1,205	—	—
Amortization of net loss	480	1,490	18	158

Net periodic benefit cost	$10,594	$12,020	$951	$1,199

ABX presently anticipates contributing $39.9 million to fund its pension plans during 2008.

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

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Target number of shares	Weighted average grant date value	Target number of shares	Weighted average grant date value
Outstanding at beginning of period	748,700	$7.64	597,000	$7.38
Granted	1,113,200	2.94	319,100	8.13
Exercised	(62,150)	7.79	(16,200)	7.35
Cancelled	(62,150)	9.91	—	—

Outstanding at end of period	1,737,600	$4.54	899,900	$7.65

Vested	—	$—	65,800	$7.42

The grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2008 was $2.94, the value of the Company’s stock on the date of grant. The grant-date fair value of each market condition award granted in 2008 was $2.95. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.71%, a term of 36 months, and a volatility of 41.5% based on historical volatility over three years using daily stock prices.

For the quarters ended March 31, 2008 and 2007, the Company recorded expense of $0.4 million and $0.6 million, respectively, for stock incentive awards. At March 31, 2008, there was $3.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.7 years. As of March 31, 2008, awards totaling 2,029,300 had been granted and 1,737,600 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of March 31, 2008. These awards could result in a maximum number of 2,142,050 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2010.

NOTE J—DERIVATIVE INSTRUMENTS

To reduce the effects of fluctuating LIBOR-based interest rates on interest payments that stem from its variable rate outstanding debt, the Company entered into interest rate swaps having combined notional values of $135.0 million in January 2008. The notional values step downward in conjunction with the underlying debt through December 31, 2012. Under the interest rate swap agreements, the Company will pay a fixed rate of 3.105% and receive a floating rate that resets quarterly based on LIBOR. For the outstanding notional value, the Company expects that the amounts received from the floating leg of the interest rate swap will offset fluctuating payments for interest expense because interest rates for its outstanding debt and the interest rate swap are both based on LIBOR and reset quarterly.

The table below provides information about the Company’s interest rate swaps at March 31, 2008 (in thousands):

Expiration Date	Notional Amount	Stated Interest Rate	Market value (liability)
12/31/2012	$85,000	3.11%	$(74)
12/31/2012	50,000	3.11%	(51)

To reduce its exposure to rising interest rates on anticipated aircraft financing transactions, during the first quarter of 2006, ABX entered into five forward treasury lock agreements (“treasury locks”) with settlement dates near the forecasted execution dates of the anticipated financing transactions. ABX anticipated aircraft financing under fixed interest rate loans based on the interest rates of ten-year U.S. Treasury Notes. The values of the treasury locks were based on the ten-year U. S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated loan transactions. The final remaining treasury lock was with a major U.S. financial institution and settled in cash in July 2007. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounted for the treasury locks as cash flow hedges. The treasury locks were evaluated and deemed to be highly effective as hedges at inception and upon expiration. ABX recorded unrealized gains or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses are recognized into earnings over the terms of the loan transactions.

NOTE K—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the quarters ended March 31, 2008 and 2007 (in thousands):

	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2008
Net income			$3,787
Other comprehensive income:
Unrealized loss on marketable securities	$(11)	$4	$(7)
Unrealized loss on hedge derivatives	(125)	45	(80)
Reclassifications to net earnings:
Hedging gain realized	(31)	11	(20)
Pension actuarial loss	480	(174)	306
Post-retirement actuarial loss	18	(6)	12
Pension prior service cost	1,248	(453)	795

Total other comprehensive income	$1,579	$(573)	1,006

Comprehensive income			$4,793

2007
Net income			$4,267
Other comprehensive income:
Unrealized gain on marketable securities	$12	$(5)	7
Unrealized gain (loss) on hedge derivatives	(92)	35	(57)
Reclassifications to net earnings:
Hedging gain realized	(25)	10	(15)
Pension actuarial loss	1,491	(567)	924
Post-retirement actuarial loss	158	(60)	98
Pension prior service cost	1,205	(458)	747

Total other comprehensive income	$2,749	$(1,045)	1,704

Comprehensive income			$5,971

NOTE L—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income applicable to common stockholders	$3,787	$4,267

Weighted-average shares outstanding for basic earnings per share	62,417	58,282
Common equivalent shares:
Effect of stock-based compensation awards	234	307

Weighted-average shares outstanding assuming dilution	62,651	58,589

Basic earnings per share	$0.06	$0.07

Diluted earnings per share	$0.06	$0.07

The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, is insignificant.

NOTE M—SEGMENT INFORMATION

The Company operates in three reportable segments as described below. The DHL segment consists of the air cargo transportation, logistics and package handling services provided to DHL under the ACMI and Hub Services agreements. The DHL segment earnings include interest expense that is reimbursed under the DHL agreement. The ACMI services segment consists of the ACMI and charter services that the Company provides outside of the ACMI agreement with DHL. The CAM segment consists of the Company’s aircraft leasing operations and its segment earnings includes an allocation of interest expense based on aircraft values. The Company’s other activities, which include contracts with the U.S. Postal Service, aircraft parts sales and maintenance services, fuel management and logistics services do not constitute a reportable segment and are combined in “All other” with interest expense and unallocated interest expense. Cash, cash equivalents, marketable securities and deferred tax assets are reflected in Assets – All other below (in thousands):

	Three Months Ended March 31,
	2008	2007
Total revenues:
DHL	$280,817	$272,953
ACMI Services	93,293	7,045
CAM	10,092	—
All other	8,549	8,064
Eliminate Inter-segment revenues	(10,695)

Total	$382,056	$288,062

Customer revenues:
DHL	$280,817	$272,953
ACMI Services	93,293	7,045
CAM	—	—
All other	7,946	8,064

Total	$382,056	$288,062

Depreciation and amortization expense:
DHL	$10,215	$10,373
ACMI Services	8,133	1,385
CAM	2,705	—
All other	189	185

Total	$21,242	$11,943

Segment earnings:
DHL	$3,961	$3,814
ACMI Services	1,089	990
CAM	4,319	—
All other	(3,162)	2,078

Total	$6,207	$6,882

	March 31, 2008	December 31, 2007
Assets:
DHL	$322,057	$336,345
ACMI Services	439,868	521,518
CAM	196,978	135,147
All other	170,216	169,957

Total	$1,129,119	$1,162,967

ABX does not allocate overhead costs that are reimbursed by DHL to its non-DHL activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from non-DHL business activities.

The assets in the table above include estimated fair values of assets acquired in conjunction with the Company’s acquisition of CHI. As they relate to the CHI acquisition, the Company is in the process of refining its internal estimates and finalizing independent valuations for certain assets and liabilities, including the allocation of goodwill among its segments. Therefore, the allocation of the purchase price and goodwill is preliminary and the final allocation may differ.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of ABX Holdings, Inc. and its subsidiaries. ABX Holdings, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as “the Company”, “we”, “our” or “us” from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2007.

INTRODUCTION

ABX Holdings Inc. is a holding company whose principal subsidiaries include three independently certificated airlines: ABX Air, Inc., Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”).

On December 31, 2007, ABX Air, Inc. (“ABX”) was reorganized such that it became a subsidiary under a holding company structure. The holding company, ABX Holdings, Inc. acquired all outstanding ownership of Orlando, Florida based Cargo Holdings International, Inc. (“CHI”) on December 31, 2007. CHI was the parent company of CCIA and ATI. The acquisition of CHI also included Cargo Aircraft Management, Inc. (“CAM”), an aircraft leasing company. The consolidated financial statements of the Company include the results of CHI and its subsidiaries, including CAM, CCIA, and ATI, as of the date of acquisition; accordingly, the activities of CHI are not included in the Company’s consolidated statements of earnings or consolidated statements of cash flows for 2007.

The Company has three reportable segments which are described below: DHL, ACMI Services, and CAM.

DHL

DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) is the Company’s largest customer, accounting for approximately 74% of the Company’s revenue in the first quarter of 2008. Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub services agreement, ABX provides airlift, package handling, warehousing, and other cargo related services to DHL. ABX provides staffing, maintenance and management services for DHL’s main air hub and package sorting center in Wilmington, Ohio and for fifteen DHL regional sort facilities in the U.S. Expenses incurred under these agreements are generally marked-up by 1.75% (the base mark-up) and included in revenues. Both agreements also allow ABX to earn incremental mark-up above the 1.75% base mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up. At March 31, 2008, ABX had 29 Boeing 767 aircraft and 55 DC-9 aircraft in service under the DHL ACMI agreement.

ACMI Services

Through its airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. military typically through ACMI agreements. We serve a variety of customers in the air cargo industry by flying in North America, South America and Asia. At March 31, 2008, ABX had eleven Boeing 767 200 freighter aircraft that are not under the DHL ACMI agreement, while CCIA and ATI operated 14 aircraft and 16 aircraft, respectively. Customers are usually charged based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation primarily to the U.S. military using its DC-8 combi aircraft that are certified to carry passengers as well as cargo on the man flight deck. The Company also provides supplemental airlift to DHL under additional ACMI arrangements.

CAM

The Company offers aircraft leasing through its CAM subsidiary. CAM had 30 aircraft that were under lease and in service during the first quarter of 2008, all of them to ATI and CCIA.

Other Activities

In addition to its ACMI services, the Company sells aircraft parts and provides aircraft maintenance services to other airlines. Through a wholly owned subsidiary, the Company operates three U.S. Postal Services sorting facilities. The Company also provides specialized services for aircraft fuel management and freight logistics. These other business activities do not constitute reportable segments.

Results

Consolidated revenues increased 33% in the first quarter of 2008 compared to the first quarter of 2007, primarily due to the acquisition of CHI on December 31, 2007. Revenues from CHI comprised approximately $75.4 million of the $93.8 million increase in consolidated revenues over the first quarter of 2007. Additionally, revenues from ABX ACMI services increased approximately $11.0 million compared to the first quarter of 2007, driven by additional aircraft block hours, particularly from ABX’s Boeing 767 operation in Asia. Revenues from the DHL agreements increased approximately $7.9 million, as higher aircraft fuel prices drove reimbursable revenues up approximately 35% and outpaced declines in ABX’s revenues from cost subject to mark-up.

Net earnings in the first quarter of 2008 declined $0.5 million compared to the first quarter of 2007 primarily due to lower profitability of ACMI services within ABX. ACMI services were affected by the timing of scheduled heavy maintenance expenses and higher levels of overtime compensation for aircraft crews. The net earnings compared to the first quarter of 2007 were also negatively impacted by lower interest income, increased interest expenses from additional aircraft loans, a higher effective tax rate and increased corporate expense associated with the holding company formed in December 2007. The CHI operations including CAM, ATI and CCIA, contributed approximately $1.7 million to net earnings for the first quarter of 2008 after deducting interest expenses associated with the acquisition financing.

SEGMENT RESULTS

DHL Segment

Our pre-tax earnings from the DHL segment increased $0.1 million to $4.0 million for the first quarter of 2008 compared to the corresponding period of 2007. Our cost subject to mark-up declined approximately 10%, during the first quarter of 2008 compared to 2007 due to the transfer of the Riverside, California and South Bend, Indiana hubs to DHL management during 2007, the removal of seven aircraft from the ACMI agreement in 2007 and the transfer of the Columbus, Ohio area logistics service operations in January 2008. Our first quarter 2007 pre-tax earnings included approximately $0.2 million from management of, the Riverside, California hub, the South Bend, Indiana hub and the Columbus, Ohio logistics service operations prior to the transfer of those operations to DHL.

Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $0.7 million of incremental mark-up under the ACMI agreements during the first quarter of 2008 and $0.6 million in the first quarter of 2007. During the first quarter of 2008, incremental mark-up from the Hub Services agreement totaled $0.2 million, while no incremental mark-up was realized from the Hub Services agreement in the first quarter of 2007.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the first quarter of 2008 and 2007. Any revenue earned through the achievement of annual goals is recorded in the fourth quarter.

DHL has indicated that it is incurring significant losses from its U.S. operations and is developing changes in its network in efforts to reduce its operating losses in the U.S. Those changes may include the removal of ABX aircraft or the transfer of hubs management from ABX. Our future operating results will depend, in part, on DHL’s sourcing preferences for providing ACMI and hub services and the volume of business it is able to generate. In recent years, DHL has removed seventeen DC-8 aircraft and eighteen DC-9 aircraft from service. Changes in the air network could result in an opportunity for us to provide additional Boeing 767 airlift to DHL. Since 2005, ABX has added seven Boeing 767 freighter aircraft to service in the DHL network and may provide more Boeing 767 freighter airlift if required to support DHL’s network plan.

ACMI Services

ACMI Service revenues, excluding reimbursed expenses, were $63.1 million for the first quarter of 2008 compared to $7.0 million for the corresponding period in 2007. Approximately $11.0 million of this growth was organic to ABX, while the remaining increase resulted from the acquisition of CHI. The organic growth reflects the deployment of five additional Boeing 767 aircraft into service since March 31, 2007, including two aircraft contracted to All Nippon Airways Co. (“ANA”).

Segment earnings from the ACMI services were $1.1 million for the first quarter of 2008 compared to $1.0 million for the first quarter of 2007. Segment earnings for the ACMI services segment were negatively impacted by several factors. ABX incurred significant maintenance expenses compared to the first quarter of 2007, including two planned C-checks which are expensed as incurred for Boeing 767-200 aircraft. Flight crew wages were negatively impacted during the first quarter of 2008, when ABX flight crews decided not to voluntarily bid for extra flying, as is customary. As a result, ABX assigned the trips at an additional cost. Expenses during the first quarter of 2008 included additional expenses associated with ABX’s Asian operations while it finished the set-up of a domicile of flight crews and maintenance employees in Japan.

CAM

CAM’s revenues, which are derived from aircraft leases to other subsidiaries of the Company, were $10.1 million during the first quarter of 2008. Segment earnings for CAM were $4.3 million and reflect an allocation of interest expense based on prevailing interest rates and the carrying value of its operating assets. At March 31, 2008, CAM had 30 aircraft that were under lease and in service. Six additional Boeing 767-200 freighter aircraft will become ready for service during 2008.

Other Activities

Other activities revenue increased to $8.5 million in the first quarter of 2008 compared to $8.1 million in the corresponding period of 2007. Increased revenues were primarily a result of an increase in aircraft parts sales and maintenance services when compared to 2007. Pre-tax earnings from all other activities declined to $0.4 million for the first quarter of 2008 compared to $1.1 million during the first quarter of 2007. The decline is a result of increased corporate and administrative expense as a result of the CHI acquisition, as well as other expense to support business development and growth.

A summary of our revenues and segment earnings is shown below (in thousands):

	Three Months Ended March 31
	2008	2007
Revenues:
DHL
ACMI
Base mark-up	$106,754	$116,087
Incremental mark-up	693	648

Total ACMI	107,447	116,735
Hub Services
Base mark-up	71,754	81,266
Incremental mark-up	150	—

Total Hub Services	71,904	81,266
Other Reimbursable	101,466	74,952

Total DHL	280,817	272,953
ACMI Services
Charter and ACMI	63,115	7,045
Other Reimbursable	30,178	—

Total ACMI Services	93,293	7,045
CAM	10,092	—
Other Activities	8,549	8,064

Total Revenues	392,751	288,062
Eliminate internal revenues	(10,695)	—

Customer Revenues	$382,056	$288,062

Pre-tax Earnings:
DHL
ACMI	$2,530	$2,436
Hub Services	1,431	1,378
Other Reimbursable	—	—

Total DHL	3,961	3,814
ACMI Services	1,089	990
CAM	4,319	—
Other Activities	430	1,112
Net non-reimbursed interest income (expense)	(3,592)	966

Total Pre-tax Earnings	$6,207	$6,882

Note: ABX does not allocate overhead costs that are reimbursed by DHL to ABX ACMI and other non-DHL business activities. The provisions of the commercial agreements with DHL do not require an allocation of overhead until such time as ABX derives more than 10% of its total revenue from ABX’s non-DHL business activities.

Future operating results during 2008 may be impacted by the allocation of overhead expenses to the ACMI services segment and other activities. The provisions of the two commercial agreements ABX has with DHL do not require an allocation of overhead to the ACMI services segment or to other activities until such time as ABX derives more than 10% of its total revenue from non-DHL business activities. ABX may reach this threshold in 2008. ABX and DHL have begun to discuss how the expense allocations will be accomplished, but, at this time, management cannot predict with reasonable certainty the level of overhead cost that will be allocated to non-DHL operations.

RESULTS OF OPERATIONS

Our expenses for 2008 and comparisons to 2007 are significantly impacted by the acquisition of CHI on December 31, 2007.

Salaries, wages and benefits expense increased less than 1% during the first quarter of 2008 as compared to the corresponding period of 2007. This expense includes $11.5 million for CHI salaries, wages and benefits. As a result of the acquisition, headcount increased by approximately 600. Our total expense reflects the transfer of the Riverside, California and South Bend, Indiana hubs to DHL in 2007 and the transfer of Columbus, Ohio logistic service operations to DHL in 2008.

Fuel expense increased to $119.9 million from $59.0 million for the first quarter of 2008 and 2007, respectively. CHI accounted for $35.6 million of fuel expense for 2008. In addition to fuel for the CHI operations, the average price of aviation fuel increased significantly compared to the first quarter of 2007. The average price of a gallon of aviation fuel increased 48.8% in the first quarter of 2008 compared to the first quarter of 2007.

Maintenance, materials and repairs increased $3.3 million to $26.1 million during the first quarter of 2008 compared to the corresponding period in 2007. The acquisition of CHI accounted for $2.6 million of the increase. The remaining increase is driven by the additional number of Boeing 767 aircraft added to service since March 2007.

Depreciation and amortization expense increased $9.3 million to $21.2 million for the first quarter of 2008 compared to the first quarter of 2007. The acquisition of CHI accounted for $7.5 million of depreciation and amortization expense for 2008. The increase reflects the addition of five Boeing 767-200 aircraft that ABX placed in service since March 2007.

Landing and ramp expense, which includes the cost of deicing chemicals, increased $4.2 million to $14.0 million for first quarter of 2008 compared to the first quarter of 2007. The acquisition of CHI accounted for $2.9 million of the increase while increased deicing expenses accounted for most of the remaining increase in expense.

Purchased line-haul and yard management expense decreased 13% during the first quarter of 2008 compared to the first quarter of 2007. The decrease is a result of DHL assuming management of certain regional hubs since the first quarter of 2007.

Other operating expenses include pilot travel, professional fees, insurance, utilities, cost of parts sold to non-DHL customers and packaging supplies. Other operating expenses increased by $7.9 million in the first quarter of 2008 compared to the corresponding period in 2007. The CHI operations accounted for $6.0 million of the increase. The remaining increase is a result of several factors including increased foreign travel to support our Asian operations, expenses to establish a domicile of pilots in Japan, and increased professional fees associated with arbitration matters and the new holding company structure.

Interest expense increased $7.2 million to $10.4 million compared to the first quarter of 2007. Interest expense increased primary due to acquisition financing in conjunction with the Company’s purchase of CHI. The unsubordinated term loan of $270 million bore interest at 7.7% during the first quarter of 2008. Additionally, the Company had $26.5 million outstanding under a revolving credit facility during the beginning of the quarter which was paid-off prior to March 31, 2008. Also, since March of 2007, the Company has taken additional borrowings from aircraft term loans.

Interest income decreased by $0.3 million during the first of 2008, compared to the corresponding period of 2007 due to lower short-term interest rates on our cash, cash equivalents and marketable securities.

Our effective tax rate for the first quarter of 2008 and 2007 was approximately 39% and 38%, respectively. The change in the effective tax rate compared to 2008 is due to changes in state tax laws.

Pro Forma Results

The following table provides pro forma condensed combined financial information (in thousands) for the Company after giving effect to the CHI acquisition. This information is based on adjustments to the historical consolidated financial statements of CHI using the purchase method of accounting for business combinations. The pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results that would have actually been reported as of the date or for the quarter presented had the acquisition taken place on such date or at the beginning of the quarter indicated, or to project the Company’s financial position or results of operations which may be reported in the future.

The pro forma results exclude non recurring charges recorded by CHI that were directly related to the acquisition by the Company. Combined results for ABX Holdings and CHI for the quarter ended March 31, 2007 were adjusted for the following in order to create the unaudited pro forma results in the table:

a) Represents ABX Holdings’ historical consolidated statements of earnings for the quarter ended March 31, 2007.

b) Represents ABX Holdings’ historical consolidated statements of earnings for the quarter ended March 31, 2007.

c) Adjustment to reflect additional intangible asset amortization expense of $0.7 million for the quarter ended March 31, 2007 resulting from the fair value adjustments to CHI’s intangible assets.

d) Adjustment to reflect additional depreciation expense of $0.8 million for the quarter ended March 31, 2007 resulting from the fair value adjustments to CHI’s aircraft and aircraft related parts.

e) Adjustment to reflect additional interest expense and amortization of debt issuance costs for the quarter ended March 31, 2007 related to the $270.0 million unsubordinated term loan using average prevailing rates of 8.35%.

	Three Months Ended March 31, 2007
	Actual ABX Air a	Actual CHI b	Pro Forma Adjustments		Pro Forma results
REVENUES	$288,062	$69,388	$—		$357,450
OPERATING EXPENSES
Salaries, wages and benefits	157,925	13,492	—		171,417
Fuel	58,953	28,258	—		87,211
Maintenance, materials and repairs	22,872	3,739	—		26,611
Depreciation and amortization	11,943	7,955	1,464	c,d	21,362
Landing and ramp	9,801	3,195	—		12,996
Rent	2,518	1,040	—		3,558
Purchased line-haul and yard management	1,671	—	—		1,671
Other	13,592	4,532	—		18,124

	279,275	62,211	1,464		342,950
EARNINGS FROM OPERATIONS	8,787	7,177	(1,464)		14,500
INTEREST EXPENSE	(3,163)	(665)	(5,462	) e	(9,290)
INTEREST INCOME	1,258	341	—		1,599

EARNINGS BEFORE INCOME TAXES	$6,882	$6,853	$(6,926)		$6,809

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Commitments

We have contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to standard freighter configuration. As of March 31, 2008, the Company had six 767 aircraft in various stages of modification from passenger to freighter configuration. Based on the most current projections, we expect to place these six Boeing 767 aircraft into service during 2008 as modifications are completed. The estimated payments for the remaining modification for these aircraft are $31.3 million, most of which is expected to be paid in 2008. The Company also owns a seventh Boeing 767 aircraft in passenger configuration which it expects to begin modifying in the fourth quarter of 2008 for service in 2009. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.5 million after the aircraft is completely modified to freighter configuration in 2009.

We plan to finance the cost of modifying the aircraft with existing cash and cash generated from operations during the modification period.

We estimate that contributions to our qualified defined benefit pension plans will total $39.9 million for the year. We estimate our total pension expense, which is primarily reimbursable under the two DHL agreements, will be $31.8 million for the remainder of 2008 for all pension plans, totaling $42.4 million for the year.

Cash flows

Net cash generated from operating activities was $61.8 million for the first three months of 2008 compared to $11.7 million in the first three months of 2007. Increased cash flows were driven by expanded business operations due the acquisition of CHI and the collection of customer receivables.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $34.8 million in the first quarter of 2008 compared to $48.3 million in the first quarter of 2007. Capital expenditures in the first quarter of 2008 included aircraft and cargo modification costs. In the first quarter of 2007, our capital expenditures were primarily for the acquisition of three Boeing 767 aircraft and cargo modification costs for three aircraft. We estimate the total level of capital spending for all of 2008 will be approximately $130.0 million compared to $160.2 million in 2007.

During the first quarter of 2008, we made payments of approximately $3.8 million for professional fees associated with our December 31, 2007 acquisition of CHI. Cash used for financing activities was primary to pay off the revolving credit facility.

Liquidity and Capital Resources

As of March 31, 2008, we had approximately $96.5 million of cash and cash equivalents and $3.8 million of marketable securities. The Company had $61.4 million of unused credit facility, net of outstanding letters of credit of $13.6 million, through a syndicated Credit Agreement that expires in December 2012. Borrowings under the agreement are collateralized by substantially all of the Company’s assets. We believe that our current cash balances and forecasted cash flows provided by commercial agreements with DHL, combined with our credit facility and anticipated financing for aircraft acquisitions, will be sufficient to fund our planned operations and capital expenditures for 2008.

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

Self-Insurance

We self-insure certain claims relating to workers compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers compensation, an independent actuarial report. Changes in claim severity and frequency could result in actual claims being materially different than the amounts provided for in our results of operations.

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

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This new standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included under existing pronouncements. The Company did not elect to report any additional assets or liabilities at fair value that were not already being reported at fair value.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company currently has controlling interests in all subsidiaries; therefore, management expects this standard to have no impact on its financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing implementation plans and does not expect the adoption of SFAS 161 to have a material impact, if any, on its condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We face financial exposure to changes in interest rates. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk was partially mitigated since a portion of our interest expense for the debt with variable rate risk was marked up and charged to DHL under our ACMI agreement. At March 31, 2008, $270.0 million of variable rate debt outstanding had interest that was not marked up and charged to DHL under this agreement. The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. ABX has a portfolio of marketable securities consisting of U.S. corporation obligations. These securities are classified as available-for-sale and are consequently recorded at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. These financial instruments are denominated in U.S. dollars and are not held for the purpose of trading. Our market risk related to debt and marketable securities did not materially change since December 31, 2007.

To reduce the effects of fluctuating LIBOR-based interest rates on interest payments that stem from its variable rate outstanding debt, the Company entered into interest rate swaps in January 2008. Under the interest rate swap agreements, the Company will pay a fixed rate of 3.105% and receive a floating rate that resets quarterly based on LIBOR. For the outstanding notional value, the Company expects that the amounts received from the floating leg of the interest rate swap will offset fluctuating payments for interest expense because interest rates for its outstanding debt and the interest rate swap are both based on LIBOR and reset quarterly.

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

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that their disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

The management of the Company excluded from its assessment the internal control over financial reporting at Cargo Holdings International, Inc. and subsidiaries, which was acquired on December 31, 2007 and whose financial statements constitute 125% and 23% of net and total assets, respectively, of the consolidated financial statement amounts as of March 31, 2008. Accordingly, the officers’ certifications provided in conjunction with this Form 10-Q, the forms of which are contained in Exhibits 31.1 and 31.2 hereof, exclude an assessment of the internal control over financial reporting at Cargo Holdings International, Inc., and subsidiaries.

(b) Changes in Internal Controls

There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 14, 2005, ALPA filed a petition for review with the U.S. Court of Appeals for the Ninth Circuit and that Court subsequently granted ABX’s motion to intervene in the case. The parties filed briefs in the matter and oral arguments were heard on October 17, 2007. On May 8, 2008, the U.S. Court of Appeals issued a decision reversing the NLRB’s decision. However, this decision was effectively rendered moot by a prior settlement agreement among DPWN Holdings, DHL Worldwide and ALPA, effective March 28, 2008, pursuant to which ALPA agreed to withdraw its grievance and the parties agreed to dismiss their claims currently pending in the U.S. District Court. The settlement agreement fully resolves those matters that could have adversely impacted DHL Network Operations (USA)’s ACMI agreement with ABX.

Pututative Class Action Alleging Violations of Immigration Laws

On April 13, 2007, a former ABX employee filed a complaint against ABX, a total of three current and former executives and managers of ABX, DHL, Garcia Labor Company, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. ABX filed a motion to dismiss on June 11, 2007, which was subsequently granted on March 25, 2008, with respect to DHL and ABX. On March 24, 2008, the three current and former executives and managers of ABX filed an answer denying the allegations in the complaint.

ABX management believes the claim is without merit.

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

Item 6.	Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10.1	First Amendment to Credit Agreement, incorporated by reference to the Company’s Form 8-K filed January 25, 2008.

10.2	First Amendment to Escrow Agreement, among ABX Holdings, Inc. and the Significant Shareholders, incorporated by reference to the Company’s Form 8-K filed March 21, 2008.

10.3	Second Amendment to Credit Agreement, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

ABX HOLDINGS, INC.,

a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: May 12, 2008

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: May 12, 2008