Form 10-Q
period 2008-06-30
Air Transport Services Group, Inc.
filed 2008-08-11
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008

Commission File Number 000-50368

AIR TRANSPORT SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1631624
(State of incorporation or organization)	(IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

(937) 382-5591

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of August 11, 2008, Air Transport Services Group, Inc. had outstanding 63,227,084 shares of common stock, par value $.01.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

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

Filings with the Securities and Exchange Commission

Our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge from our website at www.atsginc.com as soon as reasonably practicable after filing with the SEC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
REVENUES	$394,860	$281,297	$776,916	$569,359

OPERATING EXPENSES
Salaries, wages and benefits	149,011	151,114	307,768	309,039
Fuel	151,280	61,398	271,172	120,351
Maintenance, materials and repairs	27,964	22,673	54,108	45,545
Depreciation and amortization	22,928	12,837	44,170	24,780
Landing and ramp	7,534	4,377	21,571	14,178
Rent	3,430	2,195	6,876	4,713
Purchased line-haul and yard management	1,360	1,546	2,807	3,217
Other operating expenses	23,302	15,640	44,813	29,232

	386,809	271,780	753,285	551,055

INTEREST EXPENSE	(8,697)	(3,403)	(19,072)	(6,566)
INTEREST INCOME	517	1,191	1,519	2,449

INCOME (LOSS) BEFORE INCOME TAXES	(129)	7,305	6,078	14,187
INCOME TAXES	(397)	(2,760)	(2,817)	(5,375)

NET EARNINGS (LOSS)	$(526)	$4,545	$3,261	$8,812

EARNINGS (LOSS) PER SHARE
Basic	$(0.01)	$0.08	$0.05	$0.15

Diluted	$(0.01)	$0.08	$0.05	$0.15

WEIGHTED AVERAGE SHARES
Basic	62,460	58,282	62,438	58,282

Diluted	62,460	58,635	62,667	58,612

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,670	$59,271
Marketable securities available-for-sale	1,247	49,636
Accounts receivable, net of allowance of $363 in 2008 and 2007	37,328	55,339
Inventory	17,082	14,701
Prepaid supplies and other	14,687	19,621
Deferred income taxes	18,311	19,262
Aircraft and engines held for sale	3,755	1,896

TOTAL CURRENT ASSETS	175,080	219,726

Property and equipment, net	692,233	690,813
Other assets	40,011	26,280
Deferred income taxes	11,400	15,794
Intangibles	30,382	31,700
Goodwill	175,363	178,654

TOTAL ASSETS	$1,124,469	$1,162,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,187	$76,425
Salaries, wages and benefits	59,240	64,560
Accrued expenses	12,309	11,266
Current portion of long-term obligations	37,235	22,815
Unearned revenue	29,697	21,046

TOTAL CURRENT LIABILITIES	197,668	196,112
Long-term obligations	515,899	567,987
Post-retirement liabilities	194,700	186,338
Other liabilities	6,760	12,527

Commitments and contingencies (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,227,084 and 62,650,278 shares issued and outstanding in 2008 and 2007, respectively	632	626
Additional paid-in capital	459,287	458,091
Accumulated deficit	(186,283)	(189,544)
Accumulated other comprehensive loss	(64,194)	(69,170)

TOTAL STOCKHOLDERS’ EQUITY	209,442	200,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,124,469	$1,162,967

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2008	2007
OPERATING ACTIVITIES:
Net earnings	$3,261	$8,812
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,170	24,780
Pension and post-retirement amortization	3,491	5,708
Deferred income taxes	2,510	5,375
Stock-based compensation	1,202	1,341
Other	(819)	(100)
Changes in assets and liabilities:
Accounts receivable	18,011	(2,178)
Inventory and prepaid supplies	1,502	575
Accounts payable	(11,000)	(2,755)
Unearned revenue	8,180	6,592
Accrued expenses, salaries, wages and benefits and other liabilities	(9,728)	(2,411)
Post-retirement liabilities	8,517	2,356
Other	3,711	376

NET CASH PROVIDED BY OPERATING ACTIVITIES	73,008	48,471

INVESTING ACTIVITIES:
Capital expenditures	(53,959)	(92,032)
Proceeds from the sale of property and equipment	6,469	538
Long-term deposits	(9,000)	(10,017)
Proceeds from redemptions of marketable securities	48,389	7,705
Acquisition of CHI	(3,840)	—
Purchases of marketable securities	—	(8,291)

NET CASH USED IN INVESTING ACTIVITIES	(11,941)	(102,097)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(57,668)	(5,890)
Proceeds from borrowings on long-term obligations	20,000	35,000
Financing fees	—	(19)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(37,668)	29,091

NET DECREASE IN CASH	23,399	(24,535)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,271	63,219

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,670	$38,684

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$17,873	$5,882

Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$6,166	$15,692

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The interim period consolidated financial statements of Air Transport Services Group, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements and are unaudited. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2007 financial amounts are extracted from the annual audited financial statements.

Nature of Operations

Air Transport Services Group, Inc. includes three independently certificated airlines through its wholly owned subsidiaries. Its airline subsidiaries are ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”), and Air Transport International, LLC (“ATI”). The Company acquired CCIA and ATI through its acquisition of Cargo Holdings International, Inc. (“CHI”) on December 31, 2007. The acquisition of CHI also included Cargo Aircraft Management, Inc. (“CAM”), an aircraft leasing company.

Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub Services agreement, ABX provides airlift, package handling, warehousing, and other cargo-related services to DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”). DHL, an international, integrated delivery company, is the Company’s largest customer, accounting for 71% of the Company’s revenue in the second quarter of 2008. ABX provides staffing, maintenance and management services for DHL’s main air hub and package sorting center in Wilmington, Ohio and for fifteen DHL regional sort facilities in the U.S. The Company also provides supplemental airlift to DHL under other ACMI arrangements.

Through its airline subsidiaries, the Company provides airlift to other customers besides DHL, typically through ACMI agreements. At June 30, 2008, ABX had 12 Boeing 767-200 freighter aircraft in service that were not under the DHL ACMI agreement, while CCIA and ATI had 14 aircraft and 16 aircraft in revenue service, respectively. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation, primarily to the U.S. military, using its DC-8 combi aircraft that are certified to carry passengers as well as cargo on the main deck.

In addition to its ACMI services, the Company sells aircraft parts and provides aircraft maintenance services to other airlines. Through a wholly owned subsidiary, the Company operates three sorting facilities for the U.S. Postal Service (“USPS”). The Company also provides specialized services for aircraft fuel management and freight logistics.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated. The accounts of CHI and its subsidiaries, including CAM, CCIA and ATI, are included in the consolidated financial statements as of the date of acquisition; accordingly, the activities of CHI are not included in the 2007 consolidated statements of earnings and consolidated statements of cash flows.

Acquisition of CHI

On December 31, 2007, the Company acquired all of the outstanding equity securities of CHI. As described above, CHI operations historically consisted primarily of two cargo airlines, CCIA and ATI. BAX was the largest customer of CCIA and ATI during 2007.

The following table provides pro forma condensed combined financial information for the Company after giving effect to the acquisition described above and the assumptions and adjustments described in the accompanying notes to the pro forma condensed combined financial statements. This information is based on adjustments to the historical consolidated financial statements of CHI using the purchase method of accounting for business combinations. The pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the acquisition. These pro forma results are based on assumptions considered appropriate by management and include all material adjustments of a recurring nature as considered necessary. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results that would have actually been reported as of the date or for the quarter presented had the acquisition taken place on such date or at the beginning of the quarter indicated, or to project the Company’s financial position or results of operations which may be reported in the future (in thousands except earnings per share data).

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Pro forma revenues	$358,766	$716,216
Pro forma depreciation and amortization	23,594	44,956
Pro forma interest expense	10,039	19,329
Pro forma earnings before income taxes	8,671	15,480
Pro forma net earnings	5,108	9,075
Pro forma diluted earnings per share	0.08	0.15

The pro forma results above exclude non-recurring charges recorded by CHI that were directly related to the acquisition by the Company. Combined results for Air Transport Services Group, Inc. and CHI for the quarter ended June 30, 2007 were adjusted for the following to present the unaudited pro forma results in the table above:

•

Adjustment to reflect additional intangible asset amortization expense of $0.7 million and $1.3 million for the three and six month periods ended June 30, 2007, respectively, resulting from the fair value adjustments to CHI’s intangible assets.

•

Adjustment to reflect additional depreciation expense of $0.8 million and $1.6 million for the three and six month periods ended June 30, 2007, respectively, resulting from the fair value adjustments to CHI’s aircraft and aircraft related parts.

•

Adjustment to reflect additional interest expense and amortization of debt issuance costs for the three and six month periods ended June 30, 2007 related to the $270.0 million unsubordinated term loan using an average prevailing interest rate of 8.36%.

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

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $1.9 million and $0.9 million for the quarters ended June 30, 2008 and 2007, respectively.

Exit Activities

The Company accounts for the costs associated with exit activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee, and it requires no significant future services, other than a minimum retention period, from the employee to earn the termination benefits. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” in the event that a significant number of employees are terminated or a pension plan is suspended.

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test, and non-financial assets acquired and liabilities assumed in a business combination.

The amounts included on the Company’s consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The Company’s short-term available-for-sale securities and derivative financial instruments are reported at fair value on the Company’s consolidated balance sheet. The fair value of the Company’s short-term available-for-sale securities and derivative financial instruments are based on quoted prices in active markets for identical assets (Level 1). The fair value of the Company’s derivative financial instruments are based on other observable inputs (Level 2). The use of significant unobservable inputs (Level 3) was not necessary in determining the fair value of the Company’s financial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing implementation plans and does not expect the adoption of SFAS 161 to have a material impact, if any, on its consolidated financial statements.

In May 2008, FSAB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 mandates the GAAP hierarchy resides in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

NOTE B—SIGNIFICANT CUSTOMERS

DHL

On May 28, 2008, DHL announced its plan to restructure its U.S. operations and to complete its negotiations to outsource its domestic air network to United Parcel Service (UPS). The negotiations could lead to the transition of substantially all of the services that ABX currently provides to DHL by the end of 2009 or sooner. Under the plan, DHL’s air express services would be moved through the UPS system and air network. DHL would not need the airlift supplied by ABX, and the nighttime sort managed by ABX at DHL’s central hub in Wilmington, Ohio would be discontinued. As a result, approximately 6,000 ABX employees would be terminated. Additionally, under the plan, DHL would take over management of the regional hubs currently managed by ABX throughout the U.S.

Phase one of DHL’s plan involves cost restructuring as a result of increasing aviation fuel prices and declining piece volumes. By June 30, 2009, DHL plans to remove from service all 55 of the DC-9 aircraft ABX has dedicated to DHL. On June 26, 2008, ABX received formal notification from DHL on the release of 23 of the 55 DC-9 aircraft starting June 30, 2008 and running through December 31, 2008. Under provisions of the ACMI agreement, ABX has an option to sell the aircraft removed from the DHL network to DHL at the lower of book or fair market value. ABX is exercising its option to sell 22 of the 23 DC-9 aircraft to DHL for approximately $5.8 million.

A timetable to transition the air network and discontinue the Wilmington central hub is contingent on the completion of DHL-UPS negotiations, which are currently underway. DHL has not communicated a timetable to transition the regional hubs.

The Company has attempted to present its own revised U.S. network plan to DHL, containing significant cost savings. However, DHL has indicated that it is unable to discuss the plan with ABX while DHL is in negotiations with UPS. ABX cannot reasonably predict how long negotiations between UPS and DHL may last, to what extent they may reach an outsourcing agreement or a transition timetable. ABX has begun to negotiate termination and wind-down costs with DHL, including employee severance and retention arrangements, in the event an agreement is reached.

ABX management is escalating diversification plans and developing contingency business strategies. In the absence of operating such a large aircraft fleet for DHL, management anticipates that it will put nearly all of the remaining DC-9 aircraft to DHL as they are removed from service. Additionally, management may put several Boeing 767 aircraft having passenger door, loading systems to DHL and using the proceeds to help finance the modification of the remaining Boeing 767s to standard freighter configuration. Business development opportunities for ABX include expanded aircraft maintenance and repair operations, aircraft dry leasing, ACMI contracts outside of the domestic U.S. market and additional mail sorting and mail transport contracts with the USPS. If DHL completes its plan with UPS, significant restructuring, downsizing and wage concessions will be required to position ABX to competitively pursue new business development.

The Company’s financial condition will be impacted by uncertainties stemming from DHL’s plan. These uncertainties include the following:

•	Timing of transitional activities if an agreement between UPS and DHL is finalized.

•	ATSG’s ability to remain in compliance with its credit agreement and access to liquidity as it attempts to replace cash flows lost by DHL’s transition to UPS.

•	ABX’s ability to redeploy aircraft under other customer contracts.

•	ABX cost restructuring initiatives including the collective bargaining agreement with flight crews.

•	Recovery of contract termination costs, including pension funding and other wind-down expenditures, from DHL.

•	Continued access to the airport, hangar and office facilities in Wilmington, Ohio.

•	The level of DHL piece volumes.

•	Timetable to transition regional hubs to DHL management.

Revenues from services performed for DHL were approximately 71% and 92% for the three month periods ended June 30, 2008 and 2007, respectively, and 73% and 93% of consolidated revenues for the six month periods ended June 30, 2008 and 2007, respectively.

The Company’s balance sheets include the following balances related to revenue transactions with DHL (in thousands):

	June 30, 2008	December 31, 2007
Assets (Liabilities):
Accounts receivable	$15,923	$25,268
Accounts payable	(379)	(392)
Unearned revenue	(22,677)	(19,712)

Net asset (liability)	$(7,133)	$5,164

The ACMI agreement has a term of seven years, expiring in August 2010 and automatically renews for an additional three years unless a one-year notice of non-renewal is given. The Hub Services agreement automatically renewed in August 2008 for a one-year period, with automatic annual renewals, unless a ninety-day notice of non-renewal is given.

Arbitration

In November 2007, ABX and DHL agreed to arbitrate provisions of their ACMI and Hub Services commercial agreements that cover the allocation of ABX’s overhead expenses between DHL and ABX’s non-DHL operations. The dispute centered on a claim by DHL that ABX overhead expenses, beginning in the second quarter of 2007, were no longer eligible for reimbursement in full by DHL, because ABX’s revenues from other customers exceeded a 10% threshold of its total revenues, triggering an allocation of overhead expenses as required by the commercial agreements. DHL also claimed that ABX’s costs in maintaining its public company status and certain professional fees incurred by ABX with respect to an unsolicited indication of interest by ASTAR Air Cargo Holdings, LLC (“ASTAR”), were not recoverable under the agreements.

ABX pursued its position through arbitration. In February 2008, a three-judge arbitration panel was selected and in July the panel issued its decision. The arbitrators ruled that ABX was entitled to full reimbursement of its general overhead expenses from DHL for the 2007 fiscal year. As a result, there was no requirement for ABX to allocate a portion of its overhead expenses to its non-DHL businesses during 2007. Additionally, the arbitrators ruled that costs required to maintain public-company status are reimbursable by DHL under the agreements, except to the extent such costs are allocable to non-DHL business. However, the arbitrators ruled that ABX is solely responsible for expenses it incurred to consider and analyze an expression of interest from ASTAR. Further, the arbitrators ruled that ABX reached the 10% threshold of its total revenues from non-DHL customers effective as of January 1, 2008, after considering the acquisition of CHI. The arbitrators directed DHL and ABX to commence negotiating in good faith to determine a reasonable allocation of ABX Air’s overhead expenses related to its provision of non-DHL services. The arbitrators also determined that DHL’s withholding of $8.8 million in payments to ABX for ten days in November 2007 was not a material default under the agreements.

In accordance with the arbitrators’ decision the Company recorded a $2.5 million charge to the second quarter 2008 pre-tax earnings associated with the ASTAR indication of interest and issued a corresponding expense credit to DHL. Additionally, to allocate overhead cost, the Company recorded a credit of $1.6 million to expense subject to mark-up, thus reducing revenue from DHL and increasing non-DHL expenses for the first six months of 2008.

DHL has asserted that ABX is responsible for its own cost of arbitration, which is approximately $2.2 million. The Company’s position is that ABX is entitled to reimbursement of the expenses for arbitration under the terms of the ACMI and Hub Services agreements with DHL. However, the results of dispute resolution, which may involve arbitration, are difficult to predict for this matter. As a result, the Company reduced its 2008 revenues $2.2 million to reserve DHL’s reimbursement of arbitration expenses.

DHL has also asserted that the arbitrators’ July 15, 2008 ruling allows DHL to reexamine ABX’s accounting for all costs that were charged to DHL relating to non-DHL services since August 15, 2003, and negotiate a settlement of any findings, presumably for mis-assignment of direct, non-DHL costs. However, management and its legal advisors have determined that the arbitrators’ ruling does not provide such an award. Instead, the ruling merely calls for an examination of such costs charged to DHL since August 2003 to be used as a guide for prospective allocations of overhead after the threshold for allocating overhead is reached. If DHL persists in its position, the matter may require arbitration or litigation to resolve.

BAX Global

A substantial portion of the Company’s revenues, cash flows and liquid resources are also dependent on BAX. Revenues from services performed for BAX were approximately 16% and 15% of consolidated revenues for the three and six month periods ending June 30, 2008, respectively.

The Company’s balance sheets include the following balances related to revenue transactions with BAX (in thousands):

	June 30, 2008	December 31, 2007
Assets (Liabilities):
Accounts receivable	$2,515	$3,446
Accounts payable	(900)	—
Unearned revenue	(15)	—

Net asset	$1,600	$3,446

In March 2008, ATI and CCIA renewed their ACMI agreement with BAX to set prices through February 28, 2009. Under its agreement with BAX, CHI has the right to be the exclusive provider of main deck freighter lift in the BAX U.S. network through December 31, 2011. BAX has the option to buy-out CHI’s exclusive rights.

NOTE C—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. As of June 30, 2008 and December 31, 2007, no marketable securities held by the Company have an expected life of over one year. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties. At December 31, 2007, the Company held auction-rate securities that it acquired in the CHI acquisition. These securities were redeemed at par in January 2008.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	June 30, 2008	December 31, 2007
Obligations of U.S. Corporations	$1,247	$7,893
Obligations of U.S. Government Agencies	—	3,595
Student Loan Auction-Rate Securities	—	38,148

Total marketable securities	$1,247	$49,636

NOTE D—INCOME TAXES

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2008 have been estimated utilizing a 39.5% rate based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2008 will depend on the actual amount of pretax book income generated by the Company for the full year.

Due to the unsettled circumstances in the contract between ABX and DHL, the Company is placing a valuation allowance against state net operating loss deferred tax assets (“NOL”) of $0.6 million. Should DHL move their air transportation to UPS, it is unlikely that ABX would continue to fly to all the states represented by the State NOL deferred tax assets, thus limiting our ability to fully utilize them. As part of this analysis, it was determined that additional State NOL’s existed of $0.2 million. These two items are discrete items having a net tax expense of $0.4 million, and decreased the overall effective tax rate for the three months ended June 30, 2008 from 15.4% (308.2%) and increased the effective tax rate for the six months ended June 30, 2008 from 39.5% to 46.3%.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The returns may be subject to examination by the Internal Revenue Service (“IRS”) and other jurisdictional authorities for years ended December 31, 2003 through 2006. The IRS has concluded its examinations of ABX Air, Inc.’s 2003 through 2006 federal income tax returns. The proposed examination results indicate no changes to the taxable income reported on these returns. Federal and state income tax returns of the Company’s former parent, Airborne, Inc., are closed through 2002. As part of the separation agreement between ABX and Airborne, Inc., all tax liabilities resulting from returns prior to the August 15, 2003 separation date are the responsibility of Airborne, Inc. or its successors. Any adjustments to these returns could potentially increase or decrease deferred tax assets and liabilities carried over from the separation. The IRS recently notified us that they intend to begin an examination of Cargo Holdings International, Inc. for the tax year ended December 31, 2006.

Under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) the Company recognizes the impact of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax provision is not recognized if it has a less than a 50% likelihood of being sustained. The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense. During the six months ended June 30, the company reduced its reserve for FIN 48 items included through the CHI acquisition. These changes resulted in a $2.8 million reduction to goodwill and FIN 48 payable. This adjustment included a decrease in accrued interest and penalties of $1.4 million. No other changes have occurred to the balance of unrecognized tax benefits since December 31, 2007, however the Company anticipates completion of the ongoing IRS audits during the next 12 months which will resolve some of the outstanding FIN 48 contingencies.

NOTE E—PROPERTY AND EQUIPMENT

At June 30, 2008, the Company’s subsidiaries operated 121 aircraft, consisting of 41 Boeing 767, one Boeing 757, 14 Boeing 727, 49 McDonnell Douglas DC-9 and 16 McDonnell Douglas DC-8 aircraft.

Property and equipment, to be held and used, consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Aircraft and flight equipment	$945,225	$926,869
Support equipment	50,666	53,450
Vehicles and other equipment	1,859	2,668
Leasehold improvements	1,265	1,230

	999,015	984,217
Accumulated depreciation	(306,782)	(293,404)

Property and equipment, net	$692,233	$690,813

Property and equipment included $52.1 million of property held under capitalized leases as of June 30, 2008 and $57.8 million as of December 31, 2007. Accumulated depreciation included $14.4 million as of June 30, 2008 and $11.4 million as of December 31, 2007 for capital leases. At June 30, 2008, the Company was marketing to part dealers and operators aircraft and engines totaling $3.8 million, which have been removed from service.

On June 28, 2008, one of ABX’s Boeing 767’s experienced a fire prior to engine start. The incident is subject to a National Transportation Safety Board investigation. The cause of the fire is unknown pending results of the investigation. The aircraft is fully insured and the Company is awaiting results of the investigation.

NOTE F—GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six month period ended June 30, 2008, by operating segment, are as follows:

(in thousands)	ACMI	CAM	Total
Balance as of December 31, 2007	$142,806	$35,848	$178,654
Purchase price adjustment	(452)	(113)	(565)
Deferred tax adjustment	(1,520)	(1,373)	(2,893)
Professional fees	134	33	167

Balance as of June 30, 2008	$140,968	$34,395	$175,363

Information regarding our other intangible assets is as follows:

(in thousands)	As of June 30, 2008			As of December 31, 2007
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$27,700	$1,318	$26,382	$27,700	$—	$27,700
Certificates	4,000	—	4,000	4,000	—	4,000

Total	$31,700	$1,318	$30,382	$31,700	$—	$31,700

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

NOTE G—LONG TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30 2008	December 31 2007
Unsubordinated term loan	$270,000	$270,000
Revolving credit facility	—	26,500
Aircraft loans	110,329	113,543
Capital lease obligations-Boeing 767	58,014	62,967
Capital lease obligations-Boeing 727	21,616	24,492
Promissory note due to DHL	92,276	92,276
Other	899	1,024

Total long-term obligations	553,134	590,802
Less: current portion	(37,235)	(22,815)

Total long-term obligations, net	$515,899	$567,987

Under a Credit Agreement, the Company has a syndicated, unsubordinated term loan and a revolving credit facility that are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not separately collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest, taxes depreciation and amortization and on prevailing LIBOR or prime rates. At June 30, 2008, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 2.625% (5.408% at June 30, 2008) (see Note K for disclosures of derivative instruments for LIBOR based interest payments). At June 30, 2008, the Company had no outstanding borrowings on the revolving credit facility. The agreement provides for the issuance of letters of credit on the Company’s behalf. As of June 30, 2008, the unused revolving credit facility totaled $55.6 million, net of outstanding letters of credit of $19.4 million.

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The Boeing 767 capital lease obligations are for five Boeing 767 aircraft and consist of two different leases, both expiring in 2011 with options to extend into 2017. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR plus 2.50% (5.28% at June 30, 2008). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. Capital lease obligations for seven Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire between 2010 and 2012. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft. As of June 30, 2008, the aircraft loans are collateralized by seven financed aircraft, have amortizing maturities scheduled through 2018 and bear interest at rates from 6.74% to 7.36% per annum payable monthly.

Under the Credit Agreement, the Company is subject to other expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default including unspecified events that may have material adverse effects on the Company. The conditions of the Credit Agreement and the aircraft loans cross-default.

In August 2008, a subsidiary of the Company invested in the Company’s credit facility, effectively reducing the term loan by approximately $47.0 million. By reducing the lead banks’ unplaced balance of the term note, the escalation of interest rates that might otherwise be necessary to attract lenders to the credit facility, was avoided.

The $92.3 million unsecured promissory note includes certain events of default that would allow the note to be called by DHL. On January 14, 2008, the Company received from DHL a demand for payment in full of the unsecured promissory note. In its demand, DHL asserted that the acquisition by the Company of CHI and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the unsecured promissory note. The Company’s management and legal advisors do not believe a “change of control” occurred in connection with the CHI acquisition and, accordingly, have disputed DHL’s demand. The Company is prepared to litigate against DHL’s argument for repayment if necessary. In the event that it should become necessary to repay the note before January 2009, the Company established replacement financing of $61.0 million with certain former shareholders of CHI. The replacement financing agreement expires in January 2009 and would become unavailable if the Company is in default of the Credit Agreement.

NOTE H—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under long-term operating lease agreements. ABX leases portions of the DHL Air Park and certain sorting equipment from DHL, and these payments are reimbursed to ABX by DHL without mark-up. The terms of such leases expire at the end of the transition period that would follow termination of the ACMI and Hub Services agreements.

Commitments

The Company has contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to freighter configuration. At June 30, 2008, the Company owned three Boeing 767 aircraft that were in various stages of modification from passenger to standard freighter configuration. The Company anticipates costs of $17.7 million to complete the modification of these aircraft. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.5 million after the aircraft is completely modified to freighter configuration in 2009. The Company sold certain engines to a vendor for $4.3 million and has committed to lease engines from the vendor for $7.1 million over the next five to six years.

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

Legal Proceedings

Arbitration under the ACMI Agreement and the Hub Services Agreement

On November 15, 2007, DHL filed a demand for arbitration with the American Arbitration Association in accordance with the dispute resolution provisions under the ACMI agreement and Hub Services agreement. DHL sought certain declarations, including that (i) ABX may not include fuel costs as revenues under the ACMI agreement for purposes of determining whether it receives more than 10% of its revenues from other customers; (ii) ABX exceeded the 10% threshold in the second quarter of 2007 and therefore must begin absorbing a portion of its overhead for the second quarter of 2007 and each quarter going forward under the Agreements; and (iii) DHL is not obligated to reimburse ABX for the costs incurred in maintaining its status as a public company, including those costs incurred in evaluating a recent unsolicited indication of interest from ASTAR.

On December 5, 2007, ABX filed an answer and counterclaim denying DHL’s claims and requesting certain declarations, including that (i) DHL was in default of the ACMI agreement and Hub Services agreement; (ii) reimbursable costs, including fuel costs, were properly included as revenue under the Agreements for purposes of determining whether ABX had crossed the 10% threshold, and (iii) costs incurred by ABX in maintaining its status as a public company were properly included in the cost recovery amount under the Agreements.

An arbitration hearing was held from May 19-23, 2008 and on June 13, 2008. Thereafter, on July 15, 2008, the arbitration panel issued an award holding that (i) DHL had failed to demonstrate that ABX had incorrectly treated the reimbursement for its fuel expenditures as revenue under Generally Accepted Accounting Principles, and therefore ABX’s revenues from sources other than DHL did not exceed 10% of its total revenues during the second quarter of 2007, (ii) the costs incurred by ABX in maintaining its status as a public company are reimbursable under the Agreements, (iii) the 10% threshold had been crossed on January 1, 2008, in conjunction with the acquisition of CHI, and the parties are therefore required to begin negotiating in good faith a reasonable allocation of overhead costs attributable to ABX’s third-party business, (iv) ABX is solely responsible for expenses it incurred to consider and analyze an expression of interest from ASTAR in acquiring ABX, and to prepare and complete the acquisition of CHI at year-end 2007, and (v) DHL’s withholding of $8.8 million in payments to ABX for a 10-day period last November was not a material default under the Agreements. See Note B to the consolidated financial statements of this report for additional information.

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

NOTE I—COMPONENTS OF NET PERIODIC BENEFIT COST

ABX sponsors a qualified defined benefit pension plan for its flight crewmembers and a qualified defined benefit pension plan for its other employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. ABX also sponsors a post-retirement healthcare plan, which is unfunded.

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

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plans		Post-retirement Healthcare Plan		Pension Plans		Post-retirement Healthcare Plan
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$8,328	$8,924	$467	$546	$16,656	$17,848	$934	$1,092
Interest cost	9,631	8,351	466	495	19,262	16,702	932	990
Expected return on plan assets	(9,092)	(7,950)	—	—	(18,184)	(15,900)	—	—
Amortization of prior service cost	1,247	1,205	—	—	2,494	2,410	—	—
Amortization of net loss	480	1,491	18	158	960	2,982	36	316

Net periodic benefit cost	$10,594	$12,021	$951	$1,199	$21,188	$24,042	$1,902	$2,398

During the three and six month periods ended June 30, 2008, the Company paid $11.0 million and $11.1 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing an additional $28.8 million to fund its pension plans during the remainder of 2008 for a total of $39.9 million.

NOTE J—STOCK-BASED COMPENSATION

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

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Number of shares	Weighted average grant date value	Number of shares	Weighted average grant date value
Outstanding at beginning of period	748,700	$7.64	597,000	$7.38
Granted	1,353,800	2.95	319,100	8.13
Exercised	(62,150)	7.79	(16,200)	7.35
Cancelled	(62,150)	9.91	—	—

Outstanding at end of period	1,978,200	$4.36	899,900	$7.65

Vested	—	$—	65,800	$7.42

The grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2008 was $2.94 and $3.00, the value of the Company’s stock on the date of grants. The grant-date fair value of each market condition award granted in 2008 was $2.95 and $3.01. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.71%, a term of 36 months, and a volatility of 41.5% based on historical volatility over three years using daily stock prices.

For each of the six month periods ended June 30, 2008 and 2007, the Company recorded expense of $1.3 million for stock incentive awards. At June 30, 2008, there was $3.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2008, awards totaling 2,269,900 had been granted and 1,978,200 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of June 30, 2008. These awards could result in a maximum number of 2,442,800 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2010.

NOTE K—DERIVATIVE INSTRUMENTS

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

The table below provides information about the Company’s interest rate swaps at June 30, 2008 (in thousands):

Expiration Date	Notional Amount	Stated Interest Rate	Market value (liability)
12/31/2012	$85,000	3.11%	$2,767
12/31/2012	50,000	3.11%	1,608

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

NOTE L—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	Before Tax	Income Tax (Expense) Benefit	Net of Tax	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2008
Net income (loss)			$(526)			$3,261
Other comprehensive income:
Unrealized gain (loss) on marketable securities	$18	$(7)	11	$7	$(3)	4
Unrealized gain on hedge derivatives	4,499	(1,633)	2,866	4,375	(1,588)	2,787
Reclassifications to net income:
Hedging gain realized in net income	(31)	11	(20)	(62)	22	(40)
Pension actuarial loss	480	(174)	306	961	(348)	613
Post-retirement actuarial loss	18	(7)	11	36	(13)	23
Pension prior service cost	1,247	(453)	794	2,494	(905)	1,589

Total other comprehensive income	$6,231	$(2,263)	3,968	$7,811	$(2,835)	4,976

Comprehensive income			$3,442			$8,237

2007
Net income			$4,545			$8,812
Other comprehensive income:
Unrealized gain (loss) on marketable securities	$(20)	$8	(12)	$(8)	$3	(5)
Unrealized gain on hedge derivatives	421	(160)	261	329	(125)	204
Reclassifications to net income:
Hedging gain realized in net income	(22)	8	(14)	(47)	18	(29)
Pension actuarial loss	1,490	(566)	924	2,981	(1,133)	1,848
Post-retirement actuarial loss	159	(60)	99	317	(120)	197
Pension prior service cost	1,204	(457)	747	2,409	(915)	1,494

Total other comprehensive income	$3,232	$(1,227)	2,005	$5,981	$(2,272)	3,709

Comprehensive income			$6,550			$12,521

NOTE M—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income (loss) applicable to common stockholders	$(526)	$4,545	$3,261	$8,812

Weighted-average shares outstanding for basic earnings per share	62,460	58,282	62,438	58,282
Common equivalent shares:
Effect of stock-based compensation awards	—	353	229	330

Weighted-average shares outstanding assuming dilution	62,460	58,635	62,667	58,612

Basic earnings per share	$(0.01)	$0.08	$0.05	$0.15

Diluted earnings per share	$(0.01)	$0.08	$0.05	$0.15

The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, is approximately 770,000 shares.

NOTE N—SEGMENT INFORMATION

The Company operates in three reportable segments, as described below. The DHL segment consists of the air cargo transportation, logistics and package handling services provided to DHL under the ACMI and Hub Services agreements. The DHL segment earnings include interest expense that is reimbursed under the DHL agreement. The ACMI services segment consists of the ACMI and charter services that the Company provides outside of the ACMI agreement with DHL. The CAM segment consists of the Company’s aircraft leasing operations, and its segment earnings includes an allocation of interest expense based on aircraft values. The Company’s other activities, which include contracts with the U.S. Postal Service, aircraft parts sales and maintenance services, fuel management and logistics services, do not constitute reportable segments and are combined in “All other” with interest expense and unallocated interest expense. Cash, cash equivalents, marketable securities and deferred tax assets are reflected in Assets – All other below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Total revenues:
DHL	$280,335	$258,880	$561,152	$531,833
ACMI Services	106,711	14,162	200,004	21,207
CAM	11,621	—	21,713	—
All other	9,404	8,255	17,953	16,319
Eliminate Inter-segment revenues	(13,211)	—	(23,906)	—

Total	$394,860	$281,297	$776,916	$569,359

Customer revenues:
DHL	$280,335	$258,880	$561,152	$531,833
ACMI Services	106,711	14,162	200,004	21,207
CAM	—	—	—	—
All other	7,814	8,255	15,760	16,319

Total	$394,860	$281,297	$776,916	$569,359

Depreciation and amortization expense:
DHL	$10,490	$10,472	$20,705	$20,845
ACMI Services	8,471	2,176	16,604	3,561
CAM	3,761	—	6,467	—
All other	206	189	394	374

Total	$22,928	$12,837	$44,170	$24,780

Pre-tax earnings (loss):
DHL	$1,085	$3,406	$5,046	$7,220
ACMI Services	(773)	2,215	316	3,205
CAM	4,847	—	9,166	—
All other	(5,288)	1,684	(8,450)	3,762

Total	$(129)	$7,305	$6,078	$14,187

		June 30, 2008	December 31, 2007
Assets:
DHL		$321,040	$336,345
ACMI Services		447,054	521,518
CAM		214,832	135,147
All other		141,543	169,957

Total		$1,124,469	$1,162,967

Prior to 2008, all ABX overhead expenses were reimbursed by DHL. Beginning in 2008, a portion of overhead expenses are reflected in All other above and not reimbursed by DHL. The provisions of the commercial agreements with DHL did not require an allocation of overhead until such time as ABX derived more than 10% of its total revenue from ABX’s non-DHL business activities. In July 2008, an arbitration panel ruled that the 10% threshold was met on January 1, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc. and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as “the Company,” “we,” “our” or “us” from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2007.

INTRODUCTION

Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include three independently certificated airlines: ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”).

On December 31, 2007, ABX was reorganized such that it became a subsidiary under a holding company structure. The holding company, Air Transport Services Group, Inc., acquired all outstanding ownership of Orlando, Florida based Cargo Holdings International, Inc. (“CHI”) on December 31, 2007. CHI was the parent company of CCIA and ATI. The acquisition of CHI also included Cargo Aircraft Management, Inc. (“CAM”), an aircraft leasing company. The consolidated financial statements of the Company include the results of CHI and its primary subsidiaries, including CAM, CCIA, and ATI, as of the date of acquisition; accordingly, the activities of CHI are not included in the Company’s consolidated statements of earnings or consolidated statements of cash flows for 2007.

The Company has three reportable segments which are described below: DHL, ACMI Services, and CAM.

DHL

DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) is the Company’s largest customer, accounting for approximately 71% and 73% of the Company’s revenue in the second quarter and first six months of 2008. Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub Services agreement, ABX provides airlift, package handling, warehousing, and other cargo related services to DHL. ABX provides staffing, maintenance and management services for DHL’s main air hub and package sorting center in Wilmington, Ohio and for fifteen DHL regional sort facilities in the U.S. Expenses incurred under these agreements are generally marked-up by 1.75% (the base mark-up) and included in revenues. Both agreements also allow ABX to earn incremental mark-up above the 1.75% base mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up. At June 30, 2008, ABX had 29 Boeing 767 aircraft and 47 DC-9 aircraft in service under the DHL ACMI agreement.

ACMI Services

Through its airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. military, typically through ACMI agreements. The airlines serve a variety of customers in the air cargo industry by flying in North America, South America and Asia. At June 30, 2008, ABX operated 12 Boeing 767-200 freighter aircraft that are not under the DHL ACMI agreement, while CCIA and ATI operated 14 aircraft and 16 aircraft, respectively. Customers are usually charged based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation primarily to the U.S. military using its DC-8 combi aircraft that are certified to carry passengers as well as cargo on the main flight deck. The Company also provides supplemental airlift to DHL under additional ACMI arrangements.

CAM

The Company offers aircraft leasing through its CAM subsidiary. CAM had 32 aircraft that were under lease and in service during the second quarter of 2008 all of them to ABX, ATI and CCIA. CAM has additional contracts to begin drying leasing two 767 Boeing aircraft, both under 7 year terms to an outside airline in the third and fourth quarters of 2008.

Other Activities

In addition to its ACMI services, the Company sells aircraft parts and provides aircraft maintenance services to other airlines. Through a wholly owned subsidiary, the Company operates three U.S. Postal Services sorting facilities. The Company also provides specialized services for aircraft fuel management and freight logistics. These other business activities do not constitute reportable segments. Other activities include general and administrative expenses not associated with the DHL commercial agreements, including an allocation of ABX’s overhead expenses, starting January 1, 2008.

OUTLOOK

DHL U.S. Network

On May 28, 2008, DHL announced its plan to restructure its U.S. operations and to complete its negotiations to outsource its domestic air network to United Parcel Service (UPS). The negotiations could lead to the transition of substantially all of the services that ABX currently provides to DHL by the end of 2009 or sooner. Under the plan, DHL’s air express services would be moved through the UPS system and air network. DHL would not need the airlift supplied by ABX, and the nighttime sort managed by ABX at DHL’s central hub in Wilmington, Ohio would be discontinued. Approximately 6,000 ABX employees in Wilmington would be affected. Additionally, under the plan, DHL would take over management of the regional hubs currently managed by ABX throughout the U.S.

Phase one of DHL’s plan involves cost restructuring as a result of increasing aviation fuel prices and declining piece volumes. Through June 30, 2009, DHL plans to remove from service 55 DC-9 aircraft ABX has dedicated to DHL. On June 26, 2008, ABX received formal notification from DHL on the release of 23 of the 55 DC-9 aircraft starting June 30, 2008 and running through December 31, 2008. Under provisions of the ACMI agreement, ABX has an option to sell the aircraft removed from the DHL network to DHL at the lower of book or fair market value. ABX is exercising its option to sell 22 of the 23 DC-9 aircraft to DHL for approximately $5.8 million.

A timetable to transition the air network and discontinue the Wilmington central hub is contingent upon the completion of DHL-UPS negotiations, which are currently underway. DHL has not communicated a timetable to transition the regional hubs.

The Company has attempted to present its own revised U.S network plan to DHL, containing significant cost savings. However, DHL has indicate that it is unable to discuss the plan with ABX while DHL is in negotiations with UPS. ABX cannot reasonably predict how long negotiations between UPS and DHL may last, to what extent they may reach an outsourcing agreement or a transition timetable. ABX has begun negotiating termination and wind-down costs with DHL, including reimbursement of employee severance and retention arrangements, in the event an agreement is reached.

ABX management is escalating diversification plans and developing contingency business strategies. In the absence of operating such a large aircraft fleet for DHL, management anticipates that it will sell through its contractual put right nearly all of the remaining DC-9 aircraft to DHL as they are removed from service. Additionally, management may consider selling several of the 24 Boeing 767’s which have passenger door loading systems to DHL and using the proceeds to help finance the modification of the remaining Boeing 767’s to standard freighter configuration. Business development opportunities for ABX include expanded aircraft maintenance and repair operations, aircraft dry leasing, ACMI contracts outside of the domestic U.S. market and additional mail sorting and mail transport contracts with the USPS. If DHL completes its plan with UPS, significant restructuring, downsizing and wage concessions will be required to position ABX to competitively pursue new business development.

The Company’s financial condition will be impacted by uncertainties stemming from DHL’s plan. These uncertainties include the following:

•	Timing of transitional activities if an agreement between UPS and DHL is finalized.

•	ATSG’s ability to remain in compliance with its credit agreement and access to liquidity as it attempts to replace cash flows lost by DHL’s transition to UPS.

•	ABX’s ability to redeploy aircraft under other customer contracts.

•	ABX cost restructuring initiatives including the collective bargaining agreement with flight crews.

•	Recovery of contract termination costs, including pension funding and other wind-down expenditures, from DHL.

•	Continued access to the airport, hangar and office facilities in Wilmington, Ohio.

•	The level of DHL piece volumes.

•	Timetable to transition regional hubs to DHL management.

Overhead allocation

In November 2007, ABX and DHL agreed to arbitrate provisions of their ACMI and Hub Services agreements that cover the allocation of ABX’s overhead expenses between DHL and ABX’s non-DHL operations. The dispute centered on a claim by DHL that ABX overhead expenses, beginning in the second quarter of 2007, were no longer eligible for reimbursement in full by DHL, because ABX’s revenues from other customers exceeded a 10% threshold of its total revenues triggering an allocation of overhead expenses as required by the commercial agreements. DHL also claimed that ABX’s costs in maintaining its public company status and certain professional fees incurred by ABX with respect to an unsolicited indication of interest by ASTAR Air Cargo Holdings, LLC (“ASTAR”), were not recoverable under the agreements.

ABX pursued its position through arbitration. In February 2008, a three-judge arbitration panel was selected, and in July, the panel issued its award. The arbitrators ruled that ABX was entitled to full reimbursement of its general overhead expenses from DHL for the 2007 fiscal year. As a result, there is no requirement for ABX to allocate a portion of its overhead expenses to its non-DHL businesses during 2007. Additionally, the arbitrators ruled that costs required to maintain public-company status are reimbursable by DHL under the agreements, except to the extent such costs are allocable to non-DHL business. However, the arbitrators ruled that ABX is solely responsible for expenses it incurred to consider and analyze an expression of interest from ASTAR. Further, the arbitrators ruled that ABX reached the 10% threshold of its total revenues from non-DHL customers effective as of January 1, 2008, after considering the acquisition of CHI. The arbitrators directed DHL and ABX to commence negotiating in good faith to determine a reasonable allocation of ABX’s overhead expenses related to its provision of non-DHL services. Lastly, the arbitrators also determined that DHL’s withholding of $8.8 million in payments to ABX for ten days in November 2007 was not a material default under the agreements.

In accordance with the arbitrators’ ruling, the Company recorded a $2.5 million non-reimbursable expense in the second quarter of 2008 associated with the ASTAR indication of interest and issued a corresponding expense credit to DHL. Additionally, to allocate overhead cost, the Company posted a credit of $1.6 million to expense subject to mark-up, thus reducing revenue from DHL and increasing non-DHL expenses for the first six months of 2008. Both of these pre-tax charges are recorded in “Other operating” expenses and reflected in “Other activities.” The overhead allocation is based on a framework documented by a third party and agreed upon by ABX and DHL. Future allocations of overhead will be depend significantly upon the level of headcount that ABX deploys under the DHL agreements and levels of overhead expenses related to DHL.

DHL has asserted that ABX is responsible for its own cost of arbitration, which is approximately $2.2 million. The Company’s position is that ABX is entitled to reimbursement of the expenses for arbitration under the terms of the ACMI and Hub Services agreements with DHL. However, the results of dispute resolution, which may involve arbitration, are difficult to predict for this matter. As a result, the Company reduced its 2008 revenues $2.2 million to reserve DHL’s reimbursement of arbitration expenses.

DHL has also asserted that the arbitrators’ July 15, 2008 ruling allows DHL to reexamine ABX’s accounting for all costs that were charged to DHL relating to non-DHL services since August 15, 2003, and negotiate a settlement of any findings, presumably for mis-assignment of direct, non-DHL costs. However, management and its legal advisors have determined that the arbitrators’ ruling does not provide such an award. Instead, the ruling merely calls for an examination of such costs charged to DHL since August 2003 to be used as a guide for prospective allocations of overhead after the threshold for allocating overhead is reached. If DHL persists in its position, the matter may require arbitration or litigation to resolve.

RESULTS OF OPERATIONS

Summary

Consolidated revenues increased 40% and 37% in the second quarter and the first six months of 2008 compared to 2007, primarily due to the acquisition of CHI on December 31, 2007. Revenues from CHI comprised approximately $88.9 million of the $113.6 million increase in consolidated revenues over the second quarter of 2007 and $164.4 million of the $207.6 million increase over the first six months of 2007. Additionally, revenues from ABX ACMI services increased approximately $4.5 million and $15.5 million compared to the second quarter and first six months of 2007, driven by additional aircraft block hours, particularly from ABX’s Boeing 767 operation in Asia. Revenues from the DHL agreements increased approximately $21.5 million and $29.3 million for the second quarter and first six months, as higher aircraft fuel prices drove reimbursable revenues up approximately 59% and 47%, respectively, and outpaced declines in ABX’s revenues from cost subject to mark-up.

For the second quarter of 2008, the Company recorded a net loss of $0.5 million, compared to net earnings of $4.5 million in the second quarter of 2007. Net earnings for the six month period ended June 30, 2008 and 2007 were $3.3 million and $8.8 million, respectively. The second quarter of 2008 included the following charges to pre-tax earnings:

Allocation of $1.6 million for overhead expenses allocated ABX’s to non-DHL business activities.

Expenses of $2.5 million, associated with the ASTAR indication of interest as stipulated by the arbitration ruling.

Reimbursement reserve of $2.2 million stemming from a disagreement with DHL over the cost of the arbitration.

ACMI Services was affected by expenses to add aircraft types onto FAA operating certificates, the timing of scheduled heavy maintenance expenses and higher levels of overtime compensation for aircraft crews. The net results compared to the second quarter and the first six months of 2007 were also negatively impacted by lower interest income, increased interest expenses, a deferred tax charge and increased corporate expenses associated with the holding company formed in December 2007. The CHI operations, including CAM, ATI and CCIA, contributed approximately $1.4 million and $3.1 million to net earnings for the three and six month periods ending June 30, 2008, respectively, after deducting interest expenses associated with the acquisition financing.

DHL Segment

Our pre-tax earnings from the DHL segment decreased $2.3 million and $2.2 million in the second quarter and for the first six months of 2008 compared to the corresponding periods of 2007, due primarily to a revenue reduction of $2.2 million for disputed arbitration expenses. Our cost subject to mark-up declined approximately 11% during the second quarter of 2008 compared to 2007 due to the transfer of the Riverside, California and South Bend, Indiana hubs to DHL management during 2007, the removal of seven aircraft from the ACMI agreement in 2007 and the transfer of the Ohio logistics service operations in 2008.

Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $0.7 million and $1.4 million of incremental mark-up under the ACMI agreements during the second quarter and first six months of 2008 compared to $0.5 million and $1.1 million for the corresponding periods in 2007. We earned no incremental mark-up under the Hub Services agreement during the second quarter for both 2008 and 2007. For the first six months of 2008 we earned $0.2 million of incremental mark-up under the Hub Services agreement, while no mark-up was earned in 2007.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the second quarter or first six months of 2008 and 2007. Any revenue earned through the achievement of annual goals is recorded in the fourth quarter.

ACMI Services

ACMI Services revenues, excluding reimbursed expenses, were $68.1 million and $131.3 million for the second quarter and first six months of 2008 compared to $14.1 million and $21.2 million for the corresponding periods in 2007. Approximately $4.5 million and $15.5 million of this growth for the second quarter and first six months was organic to ABX, while the remaining increase resulted from the acquisition of CHI. The organic growth reflects the deployment of seven additional Boeing 767 aircraft into service since March 31, 2007, including two aircraft contracted to All Nippon Airways Co. (“ANA”).

The ACMI Services segment had a $0.8 million pre-tax loss for the second quarter of 2008 compared to $2.2 million or pre-tax earnings for the second quarter of 2007. Pre-tax earnings for ACMI Services were a $0.3 million for the first six months of 2008 compared to $3.2 million in the corresponding period of 2007. Segment results for ACMI Services were negatively impacted by several factors. ABX incurred significant maintenance expenses compared to the corresponding 2007 periods due to planned C-checks, which are expensed as incurred for Boeing 767-200 aircraft. Flight crew wages were negatively impacted during 2008, when ABX flight crews decided not to voluntarily bid for extra flying, as is customary. As a result, ABX assigned the trips at an additional cost. Expenses during 2008 included additional expenses associated with ABX’s Asian operations while it finished the set-up of a domicile of flight crews and maintenance employees in Japan. During the second quarter of 2008, ATI and CCIA incurred approximately $1.1 million of expenses (excluding inter-company lease charges of $1.4 million from CAM) while completing the FAA certification process to add aircraft types to their respective operating certificates. ATI is adding the Boeing 767 to its operating certificate while CCIA is adding the Boeing 757. These aircraft are expected to begin revenue flights during the third quarter of 2008.

ACMI Services results include revenues of $1.5 million and $3.1 million during the three and six month periods ended June 30, 2008, respectively, from two Boeing 767 freighter aircraft that ABX supplies under a supplemental agreement for DHL. The supplemental agreement expires December 31, 2008. Additionally, ABX charges a carrying cost to DHL for ad hoc usage of ABX Boeing 767 aircraft that are not under the ACMI agreement. Such costs are based on block hours flown and a pre-established rate. The costs are included in ACMI expenses subject to mark-up and accordingly reflected in the DHL segment revenues with a corresponding expense reduction to ACMI Services. ACMI Services expenses were credited $1.7 million and $2.9 million for the three and six month periods ended June 30, 2008.

CAM

CAM’s revenues, which are derived from aircraft leases to other subsidiaries of the Company, were $11.6 million and $21.7 million during the second quarter and first six months of 2008. Segment earnings for CAM were $4.8 million and $9.2 million for the second quarter and first six months and reflect an allocation of interest expense based on prevailing interest rates and the carrying value of its operating assets. At June 30, 2008, CAM had 33 aircraft that were under lease. Three additional Boeing 767-200 freighter aircraft will become ready for service during 2008.

Other Activities

Other Activities revenue increased to $9.4 million and $18.0 million in the second quarter and first six months of 2008 compared to $8.3 million and $16.3 million in the corresponding periods of 2008. Increased revenues were primarily a result of an increase in aircraft parts sales and maintenance services when compared to 2007.

Pre-tax results from all other activities declined to a $2.5 million and $2.0 million loss for the second quarter and first six months of 2008 compared to a $1.1 million and $2.2 million gain during the corresponding periods in 2007. The decline in 2008 compared to 2007 includes a charge of $2.5 million for fees to evaluate an offer from ASTAR in 2007. The decline also includes a $1.6 million charge for the allocation of ABX overhead to non-DHL, unreimbursed expenses. Additionally, expenses increased as a result of increased corporate and administrative expense related to the CHI acquisition, as well as other expenses to support new business development. These expenses were partially offset by improved pre-tax earning from our U.S. Postal Service operations.

A summary of our revenues and segment earnings is shown below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues:
DHL
ACMI
Base mark-up	$104,920	$109,800	$211,674	$225,887
Incremental mark-up	684	489	1,377	1,137

Total ACMI	105,604	110,289	213,051	227,024
Hub Services
Base mark-up	63,890	77,428	135,644	158,694
Incremental mark-up	—	—	150	—

Total Hub Services	63,890	77,428	135,794	158,694
Other Reimbursable	113,046	71,163	214,512	146,115
Reimbursement reserve	(2,205)	—	(2,205)	—

Total DHL	280,335	258,880	561,152	531,833
ACMI Services
Charter and ACMI	68,142	14,162	131,257	21,207
Other Reimbursable	38,569	—	68,747	—

Total ACMI Services	106,711	14,162	200,004	21,207
CAM	11,621	—	21,713	—
Other Activities	9,404	8,255	17,953	16,319

Total Revenues	408,071	281,297	800,822	569,359
Eliminate internal revenue	(13,211)	—	(23,906)	—

Customer Revenues	$394,860	$281,297	$776,916	$569,359

Pre-tax Earnings (Loss):
DHL
ACMI	$864	$2,156	$3,395	$4,592
Hub Services	221	1,250	1,651	2,628
Other Reimbursable	—	—	—	—

Total DHL	1,085	3,406	5,046	7,220
ACMI Services	(773)	2,215	316	3,205
CAM, inclusive of interest expense	4,847	—	9,166	—
Other Activities and non-reimbursed overhead	(2,452)	1,112	(2,022)	2,224
Net non-reimbursed interest income (expense)	(2,836)	572	(6,428)	1,538

Total Pre-tax Earnings (Loss)	$(129)	$7,305	$6,078	$14,187

Note: Prior to 2008, all ABX overhead expenses were reimbursed by DHL. Beginning in 2008, a portion of overhead expenses are reflected in Other Activities above and not reimbursed by DHL. The provisions of the commercial agreements with DHL did not require an allocation of overhead until such time as ABX derived more than 10% of its total revenue from ABX’s non-DHL business activities. In July 2008, an arbitration panel ruled that the 10% threshold was met on January 1, 2008.

LINE ITEM RESULTS

Our expenses for 2008 and comparisons to 2007 are significantly impacted by the acquisition of CHI on December 31, 2007. Our future expense levels will be impacted by the number of aircraft ABX operates and the level of piece volumes ABX processes for DHL. Additionally, the volatility of aviation fuel prices may have a significant impact on our expense and revenue levels.

Salaries, wages and benefits expense decreased 1.4% and 0.4% during the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods of 2007. This expense includes $11.7 million and $23.3 million for CHI salaries, wages and benefits during the three and six month periods ended June 30, 2008, respectively. As a result of the acquisition, headcount increased by approximately 600. Our total expense reflects the transfer of the Riverside, California and South Bend, Indiana hubs to DHL in 2007 and the transfer of all Ohio logistic services operations to DHL in 2008.

Fuel expense increased $89.9 million and $150.8 million during the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods of 2007. CHI accounted for $47.7 million and $83.4 million of fuel expense during the three and six month periods ended June 30, 2008, respectively. In addition to fuel for the CHI operations, the average price of aviation fuel increased significantly compared to the second quarter of 2007. The average price of a gallon of aviation fuel increased 59% in the first six months of 2008 compared to the first six months of 2007.

Maintenance, materials and repairs increased $5.3 million and $8.6 million during the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The acquisition of CHI accounted for $3.0 million and $6.1 million of the increase during the three and six month periods ended June 30, 2008, respectively. The remaining increase is driven by the additional number of Boeing 767 aircraft added to service in recent years.

Depreciation and amortization expense increased $10.1 million and $19.4 million during the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The acquisition of CHI accounted for $8.8 million and $16.4 million of depreciation and amortization expense during the three and six month periods ended June 30, 2008, respectively. The increase reflects the addition of two Boeing 767-200 aircraft that ABX placed in service since June 2007.

Landing and ramp expense, which includes the cost of deicing chemicals, increased $3.2 million and $7.4 million during the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The acquisition of CHI accounted for $2.7 million and $5.6 million of the increase during the three and six month periods ending June 30, 2008, respectively, while increased deicing expenses accounted for most of the remaining increase in expense.

Other operating expenses include pilot travel, professional fees, insurance, utilities, costs of parts sold to non-DHL customers and packaging supplies. Other operating expenses increased by $7.7 million and $15.6 million in the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods of 2007. The CHI operations accounted for $7.1 million and $12.5 million of the increase during the three and six month periods ending June 30, 2008, respectively. The remaining increase is a result of several factors including increased foreign travel to support our Asian operations, expenses to establish a domicile of pilots in Japan, and increased professional fees associated with arbitration matters and the new holding company structure.

Interest expense increased $5.3 million and $12.5 million during the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods of 2007. Interest expense increased primarily due to acquisition financing in conjunction with the Company’s purchase of CHI. The unsubordinated term loan of $270 million bore interest at 5.4% during the second quarter of 2008. Additionally, the Company had $26.5 million outstanding under a revolving credit facility during the beginning of the first quarter which was paid off prior to March 31, 2008. Also, since June of 2007, the Company has borrowed through three additional aircraft term loans.

Interest income decreased by $0.7 million and $0.9 million during the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods of 2007 due to lower short-term interest rates on our cash, cash equivalents and marketable securities.

The effective tax rate for the three and six month period ended June 30, 2008 was (308.2%) and 46.3%, respectively, compared to 38.0% for the corresponding 2007 periods. Due to the unsettled circumstances in the contract between ABX and DHL, the Company placed a valuation allowance against state net operating loss deferred tax assets (“NOL”) of $0.6 million. Should DHL move their air transportation to a different provider, it is unlikely that ABX would continue to fly to all the states represented by the State NOL deferred tax assets, thus limiting our ability to fully utilize them. As part of this analysis, it was determined that additional State NOL’s existed of $0.2 million. These two items are discrete items having a net tax expense of $0.4 million in the second quarter of 2008, increasing the overall effective rate compared to the 2007 periods.

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

The pro forma results exclude non-recurring charges recorded by CHI that were directly related to the acquisition by the Company. Combined results for Air Transport Services Group and CHI for the quarter ended June 30, 2008 were adjusted for the following in order to create the unaudited pro forma results in the table:

a) Represents the Company’s historical consolidated statements of earnings for the three and six months periods ended June 30, 2007.

b) Represents Cargo Holdings International, Inc. historical consolidated statements of earnings for the three and six months periods ended June 30, 2007.

c) Adjustment to reflect additional intangible asset amortization expense of $0.7 million and $1.3 million for the three and six month periods ended June 30, 2007, respectively, resulting from the fair value adjustments to CHI's intangible assets.

d) Adjustment to reflect additional depreciation expense of $0.8 million and $1.6 million for the three and six month periods ended June 30, 2007, respectively, resulting from the fair value adjustments to CHI's aircraft and aircraft related parts.

e) Adjustment to reflect additional interest expense and amortization of debt issuance costs for the three and six month periods ended June 30, 2007 related to the $270.0 million unsubordinated term loan, using average prevailing rates of 8.36%.

	Three Months Ended June 30, 2007					Six Months Ended June 30, 2007
	Actual ABX Air a	Actual CHI b	Pro Forma Adj.		ProForma results	Actual ABX Air a	Actual CHI b	Pro Forma Adj.		Pro Forma results

REVENUES	$281,297	$77,469			$358,766	569,359	146,857			$716,216

OPERATING EXPENSES
Salaries, wages and benefits	151,114	13,107			164,221	309,039	26,599			335,638
Fuel	61,398	33,814			95,212	120,351	62,072			182,423
Maintenance, materials and repairs	22,673	4,179			26,852	45,545	7,918			53,463
Depreciation and amortization	12,837	9,293	1,464	c,d	23,594	24,780	17,248	2,928	c,d	44,956
Landing and ramp	4,377	3,207			7,584	14,178	6,402			20,580
Rent	2,195	1,046			3,241	4,713	2,086			6,799
Purchased line-haul and yard management	1,546	—			1,546	3,217	—			3,217
Other	15,640	3,806			19,446	29,232	8,338			37,570

	271,780	68,452	1,464		341,696	551,055	130,663	2,928		684,646
EARNINGS FROM OPERATIONS	9,517	9,017	(1,464)		17,070	18,304	16,194	(2,928)		31,570

INTEREST EXPENSE	(3,403)	(1,174)	(5,462	) e	(10,039)	(6,566)	(1,839)	(10,924	) e	(19,329)
INTEREST INCOME	1,191	449	—		1,640	2,449	790	—		3,239

EARNINGS BEFORE INCOME TAXES	$7,305	$8,292	$(6,926)		$8,671	$14,187	$15,145	$(13,852)		$15,480

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Net cash generated from operating activities was $73.0 million for the first six months of 2008 compared to $48.5 million in the first six months of 2007. Increased cash flows were driven by expanded business operations due to the acquisition of CHI, the collection of customer receivables and lower pension payments compared to the first six months of 2007.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were approximately $54.0 million in the first six months of 2008 compared to $92.0 million in the first six months of 2007. Capital expenditures in the first six months of 2008 included aircraft and cargo modification costs for eight aircraft. In the first quarter of 2007, our capital expenditures were primarily for the acquisition of three Boeing 767 aircraft and cargo modification costs for four aircraft. Payments for aircraft modifications vary among periods, and depending on the amount of work completed, number of aircraft undergoing modification and the payment schedules with the vendor. We estimate the total level of capital spending for all of 2008 will be approximately $130.0 million compared to $160.2 million in 2007.

During the first quarter of 2008, the Company made payments of approximately $3.8 million for professional fees associated with our December 31, 2007 acquisition of CHI. During the second quarter of 2008, the Company deposited $9.0 million with its lead bank in a restricted, interest bearing account. Cash used for financing activities was primarily to pay off the revolving credit facility.

Commitments

We have contracted with an aircraft maintenance and modification provider to convert aircraft from passenger to standard freighter configuration. As of June 30, 2008, the Company had three 767 aircraft in various stages of modification from passenger to freighter configuration. Based on the most current projections, we expect to place these Boeing 767 aircraft into service during 2008 as modifications are completed. The estimated costs of the remaining anticipated modification for these three aircraft approximate $17.7 million, most of which is expected to be paid in 2008. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.5 million after the aircraft is completely modified to freighter configuration in 2009. We plan to finance the cost of modifying the aircraft with existing cash and cash generated from operations during the modification period.

We estimate that contributions to our defined benefit pension plans for the remainder of 2008 will be $28.8 million and will total $39.9 million for the year. We estimate our total pension expense, which is primarily reimbursable under the two DHL agreements, will be $21.2 million for the remainder of 2008 for all pension plans, totaling $42.4 million for the year.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $82.7 million of cash and cash equivalents and $1.2 million of marketable securities. The Company had $55.6 million of unused credit facility, net of outstanding letters of credit of $19.4 million, through a syndicated Credit Agreement that expires in December 2012. Borrowings under the agreement are collateralized by substantially all of the Company’s assets.

The $92.3 million unsecured promissory note includes certain events of default that would allow the note to be called by DHL. On January 14, 2008, the Company received from DHL a demand for payment in full of the unsecured promissory note. In its demand, DHL asserts that the acquisition by the Company of CHI and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the unsecured promissory note. The Company’s management and legal advisors do not believe a “change of control” occurred in connection with the CHI acquisition and, accordingly, have disputed DHL’s demand. If DHL persists in its demand, the Company is prepared to defend its position in the applicable court of law. In the event that it should become necessary to repay the note before January 2009, the Company established replacement financing of $61.0 million with certain former shareholders of CHI. The replacement financing agreement expires in January 2009 and would become unavailable if the Company is in default of the Credit Agreement. In the absence of the replacement financing, the Company would draw on its revolving credit agreement, utilize its cash balances, and if necessary, reduce its capital spending for aircraft modifications and seek additional funding sources to repay the note.

In August 2008, a subsidiary of the Company invested in the Company’s credit facility, effectively reducing the term loan by approximately $47.0 million. By reducing the lead banks’ unplaced balance of the term note, the escalation of interest rates that might otherwise be necessary to attract lenders to the credit facility, was avoided.

The Company’s financial condition will depend in part on ABX’s contractual termination rights and management’s ability to negotiate contract termination payments with DHL. Based on recently prepared operating and cash projections, including the $47.0 million investment in the credit facility and recovery of contract termination funding from DHL, management believes that the Company can remain in compliance with its financial covenants, maintain scheduled debt amortization under existing debt agreements and meet its existing aircraft commitments for the foreseeable future. The projections assumed that the demand for the Boeing 767 airlift would remain strong and that the Company could competitively redeploy aircraft at current market rates. If DHL outsources its air network to UPS, and ABX is not successful at recovering sufficient termination funds from DHL or DHL prevails in calling the $92.3 million note, the Company may need additional sources of liquidity. In the absence of such sources, the Company may seek to sell assets to raise liquidity, or ABX may seek relief of obligations.

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

Legal Contingencies

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

Post-retirement Obligations

ABX sponsors qualified defined benefit plans for its pilots and other eligible employees. ABX also sponsors unfunded post-retirement healthcare plans for its flight crewmembers and non-flight crewmember employees. ABX also sponsors unfunded excess plans for certain employees in a non-qualified plan which includes its executive management that provide benefits in addition to amounts permitted to be paid under provisions of the tax law to participants in its qualified plans.

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

Exit Activities

We account for the costs associated with exit activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee and it requires no significant future services, other than a minimum retention period, from the employee to earn the termination benefits. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” in the event that a significant number of employees are terminated or a pension plan is suspended.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing implementation plans and does not expect the adoption of SFAS 161 to have a material impact, if any, on its condensed consolidated financial statements.

In May 2008, FSAB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 mandates the GAAP hierarchy resides in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

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

To reduce ABX’s exposure to rising interest rates on anticipated aircraft financing transactions, we entered into five forward treasury lock agreements (“treasury locks”) with a major U.S. financial institution during the first quarter of 2006. The value of the treasury locks were also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The last outstanding treasury lock was settled in cash in July 2007, near the forecasted execution date of the anticipated financing transaction. See Note K for discussion of our accounting treatment for these hedging transactions.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that their disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

The management of the Company excluded from its assessment the internal control over financial reporting at Cargo Holdings International, Inc. and subsidiaries, which was acquired on December 31, 2007 and whose financial statements constitute 125% and 23% of net and total assets, respectively, of the consolidated financial statement amounts as of June 30, 2008. Accordingly, the officers’ certifications provided in conjunction with this Form 10-Q, the forms of which are contained in Exhibits 31.1 and 31.2 hereof, exclude an assessment of the internal control over financial reporting at Cargo Holdings International, Inc., and subsidiaries.

(b) Changes in Internal Controls

There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Arbitration under the ACMI Agreement and the Hub Services Agreement

On November 15, 2007, DHL filed a demand for arbitration with the American Arbitration Association in accordance with the dispute resolution provisions under the ACMI agreement and Hub Services agreement. DHL sought certain declarations, including that (i) ABX may not include fuel costs as revenues under the ACMI agreement for purposes of determining whether it receives more than 10% of its revenues from other customers; (ii) ABX exceeded the 10% threshold in the second quarter of 2007 and therefore must begin absorbing a portion of its overhead for the second quarter of 2007 and each quarter going forward under the Agreements; and (iii) DHL is not obligated to reimburse ABX for the costs incurred in maintaining its status as a public company, including those costs incurred in evaluating a recent unsolicited indication of interest from ASTAR.

On December 5, 2007, ABX filed an answer and counterclaim denying DHL’s claims and requesting certain declarations, including that (i) DHL was in default of the ACMI agreement and Hub Services agreement; (ii) reimbursable costs, including fuel costs, were properly included as revenue under the Agreements for purposes of determining whether ABX had crossed the 10% threshold, and (iii) costs incurred by ABX in maintaining its status as a public company were properly included in the cost recovery amount under the Agreements.

An arbitration hearing was held from May 19-23, 2008 and on June 13, 2008. Thereafter, on July 15, 2008, the arbitration panel issued an award holding that (i) DHL had failed to demonstrate that ABX had incorrectly treated the reimbursement for its fuel expenditures as revenue under Generally Accepted Accounting Principles, and therefore ABX’s revenues from sources other than DHL did not exceed 10% of its total revenues during the second quarter of 2007, (ii) the costs incurred by ABX in maintaining its status as a public company are reimbursable under the Agreements, (iii) the 10% threshold had been crossed on January 1, 2008, in conjunction with the acquisition of CHI, and the parties are therefore required to begin negotiating in good faith a reasonable allocation of overhead costs attributable to ABX’s third-party business, (iv) ABX is solely responsible for expenses it incurred to consider and analyze an expression of interest from ASTAR in acquiring ABX, and to prepare and complete the acquisition of CHI at year-end 2007, and (v) DHL’s withholding of $8.8 million in payments to ABX for a 10-day period last November was not a material default under the Agreements. See Note B to the consolidated financial statements of this report for additional information.

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

The Company faces risk factors that could adversely affect our financial condition or results of operations. Many of these risks are disclosed in item 1A of the Company’s 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008. Additional significant risks have been identified below. There are additional risks that are currently unknown to us or that we currently consider immaterial or unlikely, which could also adversely affect the Company.

The Company’s financial condition may be adversely impacted by DHL’s network plans.

DHL’s plan to terminate its U.S. air network presents additional risk and uncertainties to the Company’s future financial condition and operating results. If DHL is successful at outsourcing its air network to UPS, ABX will incur significant termination and restructuring costs. Such costs may include aircraft, equipment and property lease termination costs, maintenance agreement termination costs, severance benefits, pension and retiree medical funding, deferred tax reserves and asset impairments. The Company’s liquidity and financial condition will depend on ABX’s contractual termination rights and management’s ability to negotiate cash funding from DHL to cover the cash needed to terminate and wind-down the air network and Wilmington, Ohio based operations. The Company will need significant liquidity to pay potential termination related obligations such as employee severance, aircraft leases and pension funding. Failure to reach an agreement regarding contractual termination rights and the settlement of the $92 million note (see Note G) could result in arbitration or legal proceedings.

If DHL outsources its air network to UPS, and ABX is not successful at recovering sufficient termination funds from DHL or DHL prevails in calling the $92 million note, the Company may need additional sources of liquidity. In the absence of such sources, the Company may seek to sell assets to raise liquidity or ABX may seek relief of obligations.

The Company’s Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default including unspecified events that may have material adverse effects on the Company. DHL’s outsourcing of its air network to UPS, or ABX’s payment of the $92 million note, may trigger an event of default. Such a default could increase the Company’s cost of borrowings and limit the Company’s ability to modify and redeploy Boeing 767 aircraft.

The Company’s financial condition will depend on its ability to diversify its customer base and restructure ABX’s costs.

The Company is accelerating its efforts to diversify its revenues streams and develop new business opportunities. Those opportunities may include additional investments in Boeing 767 aircraft, expanded aircraft maintenance and repair operations, aircraft dry leasing, ACMI contracts outside of the domestic U.S. market and additional mail sorting and mail transport contracts with the USPS. New business opportunities each involve separate risk, management expertise and cash requirements. The number of new opportunities may be limited.

Additionally, management anticipates that significant restructuring downsizing and wage concessions will be required to position ABX to competitively pursue new business development. These reductions include the cost of flight crews and aircraft maintenance. If ABX is unable to achieve sufficient cost reductions, new business development and revenue diversity will be limited. The timing of cost reductions must coincide with new business opportunities or ABX may not be able to make competitive bids on new business.

ABX’s cost structure may be effected by its lease with DHL at the Wilmington, Ohio, airpark. In conjunction with DHL’s plan to terminate its U.S. air network, ABX may lose its lease at the airpark. Other facilities, if suitable for ABX’s operations, may be more expensive and less convenient to customers and workers.

The Company will need sufficient liquidity as it attempts to quickly transition its resources to other customers and services. This includes capital to modify some of its Boeing 767 aircraft with passenger door loading systems to standard freight configuration and redeploy them for other potential customers.

Economic conditions in the U.S. could impact the Company’s operating results and conditions.

Economic conditions are adversely affecting DHL shipping volumes. ABX may experience reductions in its revenues and operating cash flows even if DHL and UPS do not reach an agreement. The rising price of aviation fuel may have a negative impact on the demand for cargo airlift worldwide. If customer volumes decline significantly or if valuations of transportation companies decline, the Company’s recorded goodwill could become impaired.

The Company’s aircraft may experience service interruptions.

In June 2008, one of ABX’s Boeing 767 aircraft experienced a fire prior to engine start. The incident is subject to the National Transportation Safety Board investigation. The cause of the fire is unknown pending results of the investigation. The Company believes the aircraft is fully insured and is awaiting results of the investigation. The resulting investigation could reveal an issue with the aircraft that may be applicable to all other Boeing 767s that the Company has in its fleets. This could require significant repairs or alterations on the remaining aircraft in the fleet and could temporarily delay the flights the Company could perform, adversely affecting the revenue streams.

Reporting of financial results could be delayed.

Beginning in the third quarter of the 2008 fiscal year, ABX began using a newly installed accounting system. Recording of transactions and reporting of financial results could be affected by delays if the system does not function properly.

Disagreements with DHL over the costs reimbursement provisions of the commercial agreements or arbitration rulings could delay future financial filings with the Securities and Exchange Commission and the Company’s lenders. The Company’s failure to file financial reports timely could adversely impact compliance with the Company’s credit facility.

ATSG common stock may be delisted from NASDAQ.

The Company’s stock has been trading near or below $1.00 since DHL announced its plans on May 28, 2008. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Global listing. Delisting of ATSG stock may reduce the market for the stock and further adversely affect its stock price.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 13, 2008, the Company held an annual meeting of its shareholders. At the meeting, shareholders voted to elect James H. Carey and John D. Geary to serve as Directors of the Company for a term of three years, voted to amend the Company’s Certificate of Incorporation to change the name from ABX Holdings, Inc. to Air Transport Services Group, Inc., ratified the appointment of Deloitte and Touche LLP as independent auditors for 2008, and voted for a stockholder proposal to redeem certain preferred stockholder rights plans unless such adoption or extension has been submitted to a shareholder vote.

	Votes
Director	Received	Withheld
James H. Carey	37,352,031	13,541,102
John D. Geary	37,396,869	13,496,264

	Votes Cast
Proposal	For	Against	Abstain
Change name to Air Transport Services Group, Inc.	50,159,902	535,141	198,089
Ratify independent auditors	50,383,320	242,982	266,830
Redeem preferred stockholder rights plans	20,607,538	19,486,181	168,221

Item 5.	Other Information

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

AIR TRANSPORT SERVICES GROUP, INC.,

a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Date: August 11, 2008	Chief Executive Officer

/s/ QUINT O. TURNER
Quint O. Turner
Date: August 11, 2008	Chief Financial Officer