Form 10-Q
period 2008-09-30
Air Transport Services Group, Inc.
filed 2008-11-14
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒  No

As of November 13, 2008, Air Transport Services Group, Inc. had outstanding 63,325,780 shares of common stock, par value $0.01.

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
REVENUES	$403,095	$285,964	$1,180,011	$855,323

OPERATING EXPENSES
Salaries, wages and benefits	154,011	147,791	461,779	456,830
Fuel	151,567	66,154	422,739	186,505
Maintenance, materials and repairs	24,052	23,731	78,160	69,276
Depreciation and amortization	24,495	13,502	68,665	38,282
Landing and ramp	7,197	4,380	28,768	18,558
Rent	3,188	2,167	10,064	6,880
Purchased line-haul and yard management	1,433	1,432	4,240	4,649
Other operating expenses	23,066	19,555	67,879	48,787

	389,009	278,712	1,142,294	829,767

INTEREST EXPENSE	(8,609)	(3,736)	(27,681)	(10,302)
INTEREST INCOME	511	1,179	2,030	3,628

INCOME BEFORE INCOME TAXES	5,988	4,695	12,066	18,882
INCOME TAXES	(1,023)	(2,291)	(3,840)	(7,666)

NET EARNINGS	$4,965	$2,404	$8,226	$11,216

EARNINGS PER SHARE
Basic	$0.08	$0.04	$0.13	$0.19

Diluted	$0.08	$0.04	$0.13	$0.19

WEIGHTED AVERAGE SHARES
Basic	62,508	58,288	62,462	58,284

Diluted	62,631	58,750	62,655	58,658

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$59,234	$59,271
Marketable securities available-for-sale	137	49,636
Accounts receivable, net of allowance of $419 in 2008 and $363 in 2007	29,333	55,339
Inventory	14,039	14,701
Prepaid supplies and other	13,931	19,621
Deferred income taxes	18,311	19,262
Aircraft and engines held for sale	5,765	1,896

TOTAL CURRENT ASSETS	140,750	219,726

Property and equipment, net	700,077	690,813
Other assets	30,151	26,280
Deferred income taxes	10,097	15,794
Intangibles	29,723	31,700
Goodwill	175,363	178,654

TOTAL ASSETS	$1,086,161	$1,162,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,438	$76,425
Salaries, wages and benefits	61,470	64,560
Accrued expenses	12,047	11,266
Current portion of long-term obligations	40,858	22,815
Unearned revenue	21,653	21,046

TOTAL CURRENT LIABILITIES	199,466	196,112
Long-term obligations	477,506	567,987
Post-retirement liabilities	185,706	186,338
Other liabilities	8,145	12,527

Commitments and contingencies (Note I)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,325,780 and 62,650,278 shares issued and outstanding in 2008 and 2007, respectively	633	626
Additional paid-in capital	459,894	458,091
Accumulated deficit	(181,318)	(189,544)
Accumulated other comprehensive loss	(63,871)	(69,170)

TOTAL STOCKHOLDERS’ EQUITY	215,338	200,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,086,161	$1,162,967

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2008	2007
OPERATING ACTIVITIES:
Net earnings	$8,226	$11,216
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,665	38,282
Pension and post-retirement amortization	5,237	8,561
Deferred income taxes	3,492	7,606
Stock-based compensation	1,810	2,040
Impairment	226	325
Other	(789)	(225)
Changes in assets and liabilities:
Accounts receivable	26,006	(8,604)
Inventory and prepaid supplies	4,687	(636)
Accounts payable	(1,125)	4,611
Unearned revenue	(63)	732
Accrued expenses, salaries, wages and benefits and other liabilities	(6,176)	(9,031)
Post-retirement liabilities	(477)	(2,903)
Other	4,584	397

NET CASH PROVIDED BY OPERATING ACTIVITIES	114,303	52,371

INVESTING ACTIVITIES:
Capital expenditures	(96,623)	(118,372)
Proceeds from redemptions of marketable securities	49,499	14,262
Proceeds from the sale of property and equipment	10,572	971
Acquisition of CHI	(3,840)	—
Other	(1,510)	—
Purchases of marketable securities	—	(10,246)
Restricted deposits of interest-bearing funds	—	(11,725)

NET CASH USED IN INVESTING ACTIVITIES	(41,902)	(125,110)

FINANCING ACTIVITIES:
Payments on long-term obligations	(110,938)	(9,283)
Proceeds from borrowings on long-term obligations	38,500	52,500
Other	—	(57)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(72,438)	43,160

NET DECREASE IN CASH	(37)	(29,579)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,271	63,219

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,234	$33,640

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$24,521	$8,326

Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$542	$15,724

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub Services agreement, ABX provides airlift, package handling, warehousing, and other cargo-related services to DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”). DHL, an international, integrated delivery company, is the Company’s largest customer, accounting for 69% of the Company’s revenue in the third quarter of 2008. ABX provides staffing, maintenance and management services for DHL’s main air hub and package sorting center in Wilmington, Ohio and for fifteen DHL regional sort facilities in the U.S. The Company also provides supplemental airlift to DHL under other ACMI arrangements.

Through its airline subsidiaries, the Company provides airlift to other customers besides DHL, typically through ACMI agreements. At September 30, 2008, ABX had 12 Boeing 767-200 freighter aircraft in service that are not under the DHL ACMI agreement, while CCIA and ATI had 15 aircraft and 17 aircraft in revenue service, respectively. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation, primarily to the U.S. military, using its DC-8 combi aircraft that are certified to carry passengers as well as cargo on the main deck.

In addition to its ACMI services, the Company sells aircraft parts and provides aircraft maintenance services to other airlines. Through a wholly-owned subsidiary, the Company operates three sorting facilities for the U.S. Postal Service (“USPS”). The Company also provides specialized services for aircraft fuel management and freight logistics.

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

The following table provides pro forma condensed combined financial information for the Company after giving effect to the acquisition described above and the assumptions and adjustments described in the accompanying notes to the pro forma condensed combined financial statements. This information is based on adjustments to the historical consolidated financial statements of CHI using the purchase method of accounting for business combinations. The pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the acquisition. These pro forma results are based on assumptions considered appropriate by management and include all material adjustments of a recurring nature as considered necessary. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results that would have actually been reported as of the date or for the quarter presented had the acquisition taken place on such date or at the beginning of the quarter indicated, or to project the Company’s financial position or results of operations which may be reported in the future (in thousands, except earnings per share).

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Pro forma revenues	$363,806	$1,080,022
Pro forma depreciation and amortization	25,093	70,049
Pro forma interest expense	10,320	29,649
Pro forma earnings before income taxes	6,781	22,261
Pro forma net earnings	4,366	13,442
Pro forma diluted earnings per share	0.07	0.21

The pro forma results above exclude non-recurring charges recorded by CHI that were directly related to the acquisition by the Company. Combined results for Air Transport Services Group, Inc. and CHI for the quarter ended September 30, 2007 were adjusted for the following to present the unaudited pro forma results in the table above:

•

Adjustment to reflect additional intangible asset amortization expense of $0.7 million and $2.0 million for the three and nine month periods ended September 30, 2007, respectively, resulting from the fair value adjustments to CHI’s intangible assets.

•

Adjustment to reflect additional depreciation expense of $0.8 million and $2.4 million for the three and nine month periods ended September 30, 2007, respectively, resulting from the fair value adjustments to CHI’s aircraft and aircraft related parts.

•

Adjustment to reflect additional interest expense and amortization of debt issuance costs for the three and nine month periods ended September 30, 2007 related to the $270.0 million unsubordinated term loan using an average prevailing interest rate of 8.35%.

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

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.7 million and $0.4 million for the quarters ended September 30, 2008 and 2007, respectively, and $2.6 million and $1.4 million for the nine month periods ended September 30, 2008 and 2007, respectively.

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

Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for fiscal years beginning on or after November 15, 2008. These non-financial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test, and non-financial assets acquired and liabilities assumed in a business combination.

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

In November 2008, ABX and DHL amended the ACMI agreement and the Hub Services agreements to set the base mark-up and incremental mark-up to specific amounts for the fourth quarter of 2008 and the first quarter of 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company currently has 100% ownership in all subsidiaries; therefore, management expects this standard to have no impact on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 mandates the GAAP hierarchy resides in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

NOTE B—SIGNIFICANT CUSTOMERS

DHL

On May 28, 2008, DHL announced a plan to restructure its U.S. business and negotiate an agreement with United Parcel Service Inc. (“UPS”) to provide air uplift and other services for DHL’s U.S. domestic and international shipments within North America. Additionally, under that plan, DHL would take over management of the regional hubs currently managed by ABX throughout the U.S. If DHL and UPS successfully negotiated an agreement, the Company expected that substantially all of the services that ABX provides to DHL would be transitioned to UPS or DHL by the middle of 2009. Approximately 6,000 ABX employees in Wilmington, Ohio would have been affected.

Since May 2008, DHL has experienced a precipitous drop in its domestic freight volumes. On November 10, 2008, DHL announced a revised plan in which DHL will discontinue intra-U.S. domestic pickup and delivery services in January 2009. DHL would instead provide only international services to and from the U.S. Under this plan, the regional hubs will be closed and the sort operations in Wilmington will be downsized to approximately 600 ABX employees to process international shipments. DHL continues to pursue a contract with UPS to provide air and ground transportation for DHL’s international shipments only.

The Company has attempted to present its own revised U.S. network plan to DHL, containing significant cost savings. However, DHL has indicated that it is unable to discuss the plan with ABX while DHL is in negotiations with UPS. ABX cannot reasonably predict how long negotiations between UPS and DHL may last, to what extent they may reach an outsourcing agreement or a transition timetable. ABX has begun to discuss and negotiate termination and wind-down costs with DHL, including employee severance and retention arrangements. In August 2008, ABX and DHL executed a severance and retention agreement. The agreement specifies employee severance and retention benefits that DHL will pay to ABX in conjunction with its U.S. restructuring plan. DHL will reimburse ABX for the cost of non-union employee severance and retention benefits paid in accordance with the agreement. The same agreement includes provisions to pay ABX for crewmember benefits if ABX and the collective bargaining unit for the crewmembers can reach an agreement in regards to the use of those funds for severance, retention or other issues arising from DHL’s U.S. restructuring plan.

ABX management is accelerating and expanding its diversification plans. In the absence of operating such a large aircraft fleet for DHL, management anticipates that it will sell nearly all of the remaining DC-9 aircraft to DHL as they are removed from service under the aircraft put provisions of the ACMI agreement. Additionally, management expects to put to DHL several of the 23 non-standard freighter Boeing 767 aircraft that are currently in service to DHL under the ACMI Agreement. The proceeds from these aircraft would be used to help finance the modification of certain remaining Boeing 767 aircraft from a passenger door loading system to a standard freighter configuration. The Company is in discussions to redeploy a significant number of Boeing 767 aircraft on a more profitable basis, with both new and existing customers under dry lease or ACMI arrangements. Other business development opportunities for ABX include expanded aircraft maintenance and repair operations and additional mail sorting and mail transport contracts with the USPS. If DHL completes its plan with UPS or otherwise substantially reduces its operations in the U.S., ABX will need to significantly restructure, downsize and achieve wage concessions in order to competitively pursue new business development.

The Company’s financial condition will be impacted by uncertainties stemming from DHL’s U.S. restructuring plan. These uncertainties include the following:

•	The speed at which DHL terminates services under the ACMI and Hub Services agreements including services provided through the regional hubs.

•

ATSG’s ability to remain in compliance with its credit agreements and maintain access to liquidity as it attempts to replace cash flows lost by DHL’s transition to UPS or the scaling back of its U.S. operations.

•	The speed at which ABX is able to redeploy its aircraft with other customers.

•	ABX’s success in implementing cost restructuring initiatives, including the negotiation of a collective bargaining agreement with flight crews that is competitive in the ACMI marketplace.

•

The amounts and timing of reimbursement by DHL of termination costs under the ACMI and Hub Services agreements, including aircraft, equipment and property lease termination costs, maintenance agreement termination costs and severance benefits, as well as, DHL’s reimbursement of other costs arising from the wind-down of services under the agreements, including funding of pension plans.

•	ATSG’s and ABX’s continued access to the airport, hangar and office facilities in Wilmington, Ohio.

Revenues from services performed for DHL were approximately 69% and 91% for the three month periods ended September 30, 2008 and 2007, respectively, and 71% and 93% of consolidated revenues for the nine month periods ended September 30, 2008 and 2007, respectively.

The Company’s balance sheets include the following balances related to revenue transactions with DHL (in thousands):

	September 30, 2008	December 31, 2007
Assets (Liabilities):
Accounts receivable	$7,191	$25,268
Accounts payable	(19,153)	(392)
Unearned revenue	(15,282)	(19,712)

Net asset (liability)	$(27,244)	$5,164

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

ABX pursued its position through arbitration. In February 2008, a three-member arbitration panel was selected and in July the panel issued its decision. The arbitrators ruled that (i) DHL had failed to demonstrate that ABX had incorrectly treated the reimbursement for its fuel expenditures as revenue under Generally Accepted Accounting Principles, and therefore ABX’s revenues from sources other than DHL did not exceed 10% of its total revenues during the second quarter of 2007, (ii) the costs incurred by ABX in maintaining its status as a public company are reimbursable under the Agreements, (iii) the 10% threshold had been crossed on January 1, 2008, in conjunction with the acquisition of CHI, and the parties are therefore required to begin negotiating in good faith a reasonable allocation of overhead costs attributable to ABX’s third-party business, (iv) ABX is solely responsible for expenses it incurred to consider and analyze an expression of interest from ASTAR in acquiring ABX, and to prepare and complete the acquisition of CHI at year-end 2007, and (v) DHL’s withholding of $8.8 million in payments to ABX for a 10-day period last November was not a material default under the Agreements.

In accordance with the arbitrators’ decision, the Company recorded a $2.5 million charge to the second quarter 2008 pre-tax earnings associated with the ASTAR indication of interest and issued a corresponding expense credit to DHL. Additionally, to allocate overhead cost, the Company recorded a credit of $1.6 million to expense subject to mark-up, thus reducing revenue from DHL and increasing non-DHL expenses for the first six months of 2008. For the third quarter of 2008, ABX allocated $0.8 million of overhead expenses to non-DHL.

ABX and DHL disagreed on the application of certain provisions of the arbitrators’ ruling. In November 2008, ABX and DHL agreed to resolve these interpretation differences regarding the arbitrators’ ruling. DHL agreed to reimburse ABX for $2.2 million of ABX’s legal expenses arising from the arbitration, while ABX agreed to pay any such expenses in excess of that amount. DHL agreed to drop its assertion that it could reexamine and seek an adjustment with respect to ABX’s accounting for costs prior to January 1, 2008. Based on the settlement agreement, ABX will reverse a provision of $2.2 million it established in the second quarter of 2008, reserving DHL’s reimbursement of the legal expenses in the fourth quarter of 2008. Additionally, the settlement agreement sets the overhead allocation charge at $0.8 million per quarter through March 2009.

BAX Global

A substantial portion of the Company’s revenues, cash flows and liquid resources are also dependent on BAX. Revenues from services performed for BAX were approximately 15% of consolidated revenues for each of the three and nine month periods ending September 30, 2008, respectively.

The Company’s balance sheets include the following balances related to revenue transactions with BAX (in thousands):

	September 30, 2008	December 31, 2007
Assets (Liabilities):
Accounts receivable	$2,642	$3,446
Accounts payable	(1,038)	—
Unearned revenue	(15)	—

Net asset	$1,589	$3,446

In March 2008, ATI and CCIA renewed their ACMI agreement with BAX to set prices through February 28, 2009. Under its agreement with BAX, CHI has the right to be the exclusive provider of main deck freighter lift in the BAX U.S. network through December 31, 2011.

NOTE C—WIND-DOWN COSTS

As a result of DHL’s strategy to transition its U.S express operations to UPS, the Company has incurred costs to reduce the scope of its operations. Under a severance and retention agreement that DHL and ABX entered into in August, the benefits provided to terminating employees are refunded to ABX by DHL. All expenses related to employee severance benefits are included in salaries, wages, and benefits. Other expenses, which include costs to close facilities, are included in other operating expenses. The wind-down costs incurred through September 30, 2008 are summarized below (in thousands):

	Severance Benefits	Contract Termination	Other	Total
Accrued costs at June 30, 2008	$—	$—	$—	$—
Costs incurred	6,726	—	103	6,829
Costs paid	(315)	—	(103)	(418)

Accrued costs at September 30, 2008	$6,411	$—	$—	$6,411

Wind-down expenses are reflected in the DHL segment. Future wind-down costs are expected to include additional severance benefits as more employees are terminated, as well as the cost to terminate aircraft leases and aircraft maintenance contracts. Actual cost will depend on the size and timing of DHL business reductions. On November 10, 2008, DHL announced a revised restructuring plan to discontinue its U.S. domestic pick-up and delivery services in early 2009. As a result of DHL’s restructuring plans for the U.S., the Company estimates it will pay employee severance and retention benefits exceeding approximately $200 million. At this time, it is not reasonably possible to estimate contract termination and other wind-down costs.

NOTE D—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. As of September 30, 2008 and December 31, 2007, no marketable securities held by the Company have an expected life of over one year. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties. At December 31, 2007, the Company held auction-rate securities that it acquired in the CHI acquisition. These securities were redeemed at par in January 2008.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	September 30, 2008	December 31, 2007
Obligations of U.S. Corporations	$137	$7,893
Obligations of U.S. Government Agencies	—	3,595
Student Loan Auction-Rate Securities	—	38,148

Total marketable securities	$137	$49,636

NOTE E—INCOME TAXES

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2008 have been estimated utilizing a 39.5% rate based on year-to-date income and projected results for the full year, excluding discrete items. The final effective tax rate to be applied to 2008 will depend on the actual amount of pre-tax book income generated by the Company for the full year.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The returns may be subject to examination by the Internal Revenue Service (“IRS”) and other jurisdictional authorities for years ended December 31, 2003 through 2007. The IRS has concluded its examinations of ABX’s 2003 through 2006 federal income tax returns. The proposed examination results indicate no significant changes to the taxable income reported on these returns. Federal and state income tax returns of the Company’s former parent, Airborne, Inc., are closed through 2002. As part of the separation agreement between ABX and Airborne, Inc., all tax liabilities resulting from returns prior to the August 15, 2003 separation date are the responsibility of Airborne, Inc. or its successors. Any adjustments to these returns could potentially increase or decrease deferred tax assets and liabilities carried over from the separation. The IRS recently began an examination of CHI. for the tax year ended December 31, 2006.

Under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company recognizes the impact of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax provision is not recognized if it has a less than a 50% likelihood of being sustained. The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense. During the second quarter of, 2008, the Company reduced its reserve for FIN 48 items included through the CHI acquisition. These changes resulted in a $2.8 million reduction to goodwill and FIN 48 payable. This adjustment included a decrease in accrued interest and penalties of $1.4 million.

Due to the uncertainly arising from DHL’s U.S. restructuring plan, , in the second quarter of 2008 the Company placed a valuation allowance against state net operating loss deferred tax assets (“NOL”) of $0.6 million. Should DHL move their air transportation to UPS, it is unlikely that ABX would continue to fly to all the states represented by the state NOL deferred tax assets, thus limiting our ability to fully utilize them. As part of this analysis, it was determined that additional state NOLs existed of $0.2 million, which were recorded in the second quarter of 2008. Upon closing of a recent IRS examination, the Company recorded a previously unrecognized tax benefit of $1.3 million in the third quarter of 2008. As a result of these discrete items, the overall effective tax rate for the three and nine months ended September 30, 2008 was 17% and 32%, respectively.

NOTE F—PROPERTY AND EQUIPMENT

At September 30, 2008, the Company’s subsidiaries operated 112 aircraft, consisting of 40 Boeing 767, 1 Boeing 757, 14 Boeing 727, 41 McDonnell Douglas DC-9 and 16 McDonnell Douglas DC-8 aircraft.

Property and equipment, to be held and used, consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Aircraft and flight equipment	$946,513	$926,869
Support equipment	50,809	53,450
Vehicles and other equipment	1,859	2,668
Leasehold improvements	1,270	1,230

	1,000,451	984,217
Accumulated depreciation	(300,374)	(293,404)

Property and equipment, net	$700,077	$690,813

Property and equipment included $52.1 million of property held under capitalized leases as of September 30, 2008 and $57.8 million as of December 31, 2007. The accumulated depreciation for property held under capital lease totaled $16.1 million as of September 30, 2008 and $11.4 million as of December 31, 2007. At September 30, 2008, the Company was marketing to part dealers and carriers, aircraft and engines totaling $5.8 million, which have been removed from service.

On June 28, 2008, one of ABX’s Boeing 767s experienced a fire prior to engine start. The incident is subject to a National Transportation Safety Board investigation. The Company is awaiting results of the investigation, which may determine the cause of the fire. The aircraft is fully insured and Company’s insurer rendered the aircraft a complete loss. In the fourth quarter of 2008, the Company received the aircraft’s $30.3 million insured value. The aircraft’s net book value of $24.4 million is reflected in property and equipment on September 30, 2008. In the fourth quarter of 2008, the Company expects to record a gain of approximately $5.9 million from the receipt of the insurance proceeds in excess of the net book value. Aircraft and engines held for sale at September 30, 2008 included 14 DC-9 aircraft that ABX sold to DHL in October 2008 for $3.7 million. Provisions of the Company’s Credit Agreement require that cash proceeds from the sale of equipment and recoveries from insurance proceeds, must be reinvested in like kind assets within 180 days of receipt or remitted as an additional repayment against the term loan. Aggregate proceeds exceeding $75.0 million in a calendar year must be remitted as a repayment against the term loan.

NOTE G—GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine month period ended September 30, 2008, by operating segment, are as follows (in thousands):

	ACMI	CAM	Total
Balance as of December 31, 2007	$142,806	$35,848	$178,654
Purchase price adjustment	(452)	(113)	(565)
Deferred tax adjustment	(1,520)	(1,373)	(2,893)
Professional fees	134	33	167

Balance as of September 30, 2008	$140,968	$34,395	$175,363

Information regarding our other intangible assets is as follows (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$27,700	$1,977	$25,723	$27,700	$—	$27,700
Certificates	4,000	—	4,000	4,000	—	4,000

Total	$31,700	$1,977	$29,723	$31,700	$—	$31,700

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

NOTE H—LONG TERM OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30 2008	December 31 2007
Unsubordinated term loan	$222,500	$270,000
Revolving credit facility	18,500	26,500
Aircraft loans	108,644	113,543
Capital lease obligations-Boeing 767	55,465	62,967
Capital lease obligations-Boeing 727	20,144	24,492
Promissory note due to DHL	92,276	92,276
Other	835	1,024

Total long-term obligations	518,364	590,802
Less: current portion	(40,858)	(22,815)

Total long-term obligations, net	$477,506	$567,987

Under a Credit Agreement, the Company has a syndicated, unsubordinated term loan and a revolving credit facility that are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not separately collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest, taxes, depreciation and amortization and on prevailing LIBOR or prime rates. At September 30, 2008, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 3.00% (6.77% at September 30, 2008) (see Note L for disclosures of derivative instruments for LIBOR-based interest payments). The agreement provides for the issuance of letters of credit on the Company’s behalf. As of September 30, 2008, the unused revolving credit facility totaled $37.6 million, net of draws of $18.5 million and outstanding letters of credit of $18.9 million. In August 2008, a subsidiary of the Company invested $47.5 million in the Company’s term loan. This intercompany loan is eliminated in consolidation, reflecting the Company’s net term loan position of $222.5 million.

The unsecured promissory note is due in 2028 and bears interest at 5.00% per annum payable semi-annually. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up. The Boeing 767 capital lease obligations are for five Boeing 767 aircraft and consist of two different leases, both expiring in 2011 with options to extend into 2017. The capital lease terms for three of the five aircraft include quarterly principal payments and variable interest of LIBOR (90-day) plus 2.50% (6.55% at September 30, 2008). The capital lease for the other two Boeing 767 aircraft is at an imputed interest rate of 8.55%. Capital lease obligations for seven Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire between 2010 and 2012. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft. As of September 30, 2008, the aircraft loans that are collateralized by seven financed aircraft, have amortizing maturities scheduled through 2018 and bear interest at rates from 6.74% to 7.36% per annum payable monthly.

Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default that may have material adverse effects on the Company. The conditions of the Credit Agreement and the aircraft loans cross-default. Certain lenders have questioned whether DHL’s decision to restructure and outsource its U.S. express delivery business to UPS constitutes a material adverse event (“MAE”) under provisions of the Credit Agreement and aircraft loans. If a lender within the Credit Agreement declares an MAE, availability under the revolving credit facility will be reduced by the lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the borrowers attempt to borrow under the Credit Facility, they can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. Given the current credit crisis and announcement by DHL of its U.S. restructuring plan, the interest rates and other costs of a renegotiated or new facility, assuming the Company could obtain a new facility, would likely be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Agreement.

The $92.3 million unsecured promissory note includes certain events of default that would allow the note to be called by DHL. On January 14, 2008, the Company received from DHL a demand for payment in full of the unsecured promissory note. In its demand, DHL asserted that the acquisition by the Company of CHI and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the unsecured promissory note. The Company’s management and legal advisors do not believe a “change of control” occurred in connection with the CHI acquisition and, accordingly, have disputed DHL’s demand. The Company is prepared to litigate against DHL’s argument for repayment if necessary. In the event that it should become necessary to repay the note before January 2009, the Company established replacement financing of $61.0 million with certain former shareholders of CHI, which replacement financing is currently set to expire in January 2009. The replacement financing agreement would become unavailable if the Company is in default of the Credit Agreement.

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

Commitments

The Company has contracted with aircraft maintenance and modification providers to convert aircraft from passenger to freighter configuration. At September 30, 2008, the Company owned two Boeing 767 aircraft and one Boeing 757 aircraft that were in various stages of modification from passenger to standard freighter configuration. The Company anticipates costs of $22.4 million to complete the modification of these aircraft. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.5 million after the aircraft is completely modified to freighter configuration in 2009. The Company sold certain engines to a vendor for $5.3 million and has committed to lease engines from the vendor for $1.4 million per year for five years.

On September 15, 2008, CAM, entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 package freighters to full freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. If CAM were to cancel the conversion program as of September 30, 2008, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $6.0 million for non-recurring engineering and approximately $7.1 million associated with additional conversion part kits which have been ordered.

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

DHL subsequently wrote to the AAA in mid-August requesting for the panel to clarify the award with respect to whether DHL is required to reimburse ABX for its legal expenses arising from the arbitration and the extent to which DHL has the right to audit and potentially seek an adjustment with respect to ABX’s historical overhead costs attributable to third party services that were charged to DHL. ABX wrote to the AAA in opposition to the request and, in late-September, the AAA determined that it would not hear the matter.

Thereafter, on October 14, 2008, DHL filed a petition with the New York State Supreme Court seeking to confirm its interpretation of the Award, which matter is currently pending. However, on November 10, 2008, the parties settled this matter, pursuant to which: (i) DHL will reimburse ABX for $2.2 million in legal expenses arising from the arbitration and ABX will pay for any such expenses that are in excess of this amount; (ii) DHL will withdraw its assertion that it has the right to audit and seek an adjustment with respect to amounts that it reimbursed to ABX prior to January 1, 2008; (iii) the ACMl agreement will be amended to provide for a fixed markup of $7.0 million for the fourth quarter of 2008 and $3.6 million under the Hub Services Agreement for the first quarter of 2009; (iv) the Hub Services Agreement will be amended to provide for a fixed markup of $4.5 million for the fourth quarter of 2008 and $2.0 million for the first quarter of 2009; and (v) the parties agreed to specify an overhead allocation of $800,000 under the agreements for each quarter during 2008 and the first quarter of 2009. See Note B to the consolidated financial statements of this report for additional information.

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

On April 13, 2007, a former ABX employee filed a complaint against ABX, a total of three current and former executives and managers of ABX, DHL, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. ABX filed a motion to dismiss on June 11, 2007, which was subsequently granted on March 25, 2008, with respect to DHL and ABX. On March 24, 2008, the total of three current and former executives and managers of ABX filed an answer denying the allegations in the complaint. Thereafter, on October 1, 2008, Plaintiff filed a motion to dismiss the case without prejudice and, on October 21, 2008, the remaining defendants filed a motion for the purpose of clarifying the record. The court issued an order dismissing the matter on November 3, 2008.

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

NOTE J—COMPONENTS OF NET PERIODIC BENEFIT COST

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

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Post-retirement Healthcare Plan		Pension Plans		Post-retirement Healthcare Plan
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$8,327	$8,924	$467	$546	$24,982	$26,772	$1,401	$1,638
Interest cost	9,631	8,351	466	495	28,892	25,053	1,398	1,485
Expected return on plan assets	(9,092)	(7,950)	—	—	(27,275)	(23,850)	—	—
Amortization of prior service cost	1,247	1,205	—	—	3,741	3,615	—	—
Amortization of net loss	481	1,490	18	158	1,442	4,472	54	474

Net periodic benefit cost	$10,594	$12,020	$951	$1,199	$31,782	$36,062	$2,853	$3,597

During the three and nine month periods ended September 30, 2008, the Company paid $18.7 million and $29.7 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing an additional $10.2 million to fund its pension plans during the remainder of 2008 for a total of $39.9 million.

Turbulence in the financial markets has negatively affected the Company’s funded pension plans. Through September 30, 2008 year-to-date losses of approximately 13% of plan assets decreases the funded status of the plans and increases ABX’s pension liability. Based on existing laws, the increase in the unfunded status could increase the contributions ABX is expected to make into the plans in 2009. Due to recent market volatility and complexity of the calculations, it is difficult to predict the effect on the plans’ unfunded status as it is dependent on several factors, including the discount rate, actual returns on plan assets and other actuarial assumptions. Final determination of the pension liability, contribution requirements and 2009 benefit cost will only be known on the measurement date, which is December 31, 2008.

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

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Number of shares	Weighted average grant date value	Number of shares	Weighted average grant date value
Outstanding at beginning of period	748,700	$7.64	597,000	$7.37
Granted	1,353,800	2.95	319,100	8.13
Exercised	(131,950)	6.21	(22,200)	7.48
Cancelled	(62,150)	9.91	—	—

Outstanding at end of period	1,908,400	$4.34	893,900	$7.64

Vested	151,400	$3.80	101,800	$7.56

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

For each of the nine month periods ended September 30, 2008 and 2007, the Company recorded expense of $1.9 million and $2.0 million, respectively, for stock incentive awards. At September 30, 2008, there was $2.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.4 years. As of September 30, 2008, awards totaling 2,269,900 had been granted and 1,908,400 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of September 30, 2008. These awards could result in a maximum number of 2,373,000 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2010.

NOTE L—DERIVATIVE INSTRUMENTS

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

The table below provides information about the Company’s interest rate swaps at September 30, 2008 (in thousands):

Expiration Date	Notional Amount	Stated Interest Rate	Market value (liability)
12/31/2012	$85,000	3.11%	$2,072
12/31/2012	50,000	3.11%	1,217

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

NOTE M—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	Before Tax	Income Tax (Expense) Benefit	Net of Tax	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2008
Net income			$4,965			$8,226
Other comprehensive income:
Unrealized gain on marketable securities	$14	$(5)	9	$22	$(8)	14
Unrealized gain (loss) on hedge derivatives	(1,087)	394	(693)	3,288	(1,194)	2,094
Reclassifications to net income:
Hedging gain realized in net income	(30)	12	(18)	(92)	34	(58)
Pension actuarial loss	481	(198)	283	1,442	(547)	895
Post-retirement actuarial loss	18	(10)	8	54	(23)	31
Pension prior service cost	1,247	(513)	734	3,741	(1,418)	2,323

Total other comprehensive income	$643	$(320)	323	$8,455	$(3,156)	5,299

Comprehensive income			$5,288			$13,525

2007
Net income			$2,447			$11,259
Other comprehensive income:
Unrealized gain (loss) on marketable securities	$(18)	$7	(11)	$(26)	$10	(16)
Unrealized gain on hedge derivatives	—	—	—	329	(125)	204
Reclassifications to net income:
Hedging gain realized in net income	(30)	11	(19)	(77)	29	(48)
Pension actuarial loss	1,491	(493)	998	4,472	(1,626)	2,846
Post-retirement actuarial loss	157	(51)	106	474	(171)	303
Pension prior service cost	1,206	(399)	807	3,615	(1,314)	2,301

Total other comprehensive income	$2,806	$(925)	1,881	$8,787	$(3,197)	5,590

Comprehensive income			$4,328			$16,849

NOTE N—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income applicable to common stockholders	$4,965	$2,447	$8,226	$11,259

Weighted-average shares outstanding for basic earnings per share	62,508	58,288	62,462	58,284
Common equivalent shares:
Effect of stock-based compensation awards	123	462	193	374

Weighted-average shares outstanding assuming dilution	62,631	58,750	62,655	58,658

Basic earnings per share	$0.08	$0.04	$0.13	$0.19

Diluted earnings per share	$0.08	$0.04	$0.13	$0.19

The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, is approximately 2,573,000 shares.

NOTE O—SEGMENT INFORMATION

The Company operates in three reportable segments, as described below. The DHL segment consists of the air cargo transportation, logistics and package handling services provided to DHL under the ACMI and Hub Services agreements. The DHL segment earnings include interest expense that is reimbursed under the DHL agreement. The ACMI services segment consists of the ACMI and charter services that the Company provides outside of the ACMI agreement with DHL. The CAM segment consists of the Company’s aircraft leasing operations, and its segment earnings includes an allocation of interest expense based on aircraft values. The Company’s other activities, which include contracts with the U.S. Postal Service, aircraft parts sales and maintenance services, fuel management and logistics services, do not constitute reportable segments and are combined in “All other” with interest income and unallocated interest expense. Cash, cash equivalents, marketable securities and deferred tax assets are reflected in Assets – All other below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Total revenues:
DHL	$276,781	$260,562	$837,933	$792,395
ACMI services	116,876	16,704	316,880	37,911
CAM	11,964	—	33,677	—
All other	15,142	8,698	33,095	25,017
Eliminate Inter-segment revenues	(17,668)	—	(41,574)	—

Total	$403,095	$285,964	$1,180,011	$855,323

Customer revenues
DHL	$276,781	$260,562	$837,933	$792,395
ACMI services	110,570	16,704	308,381	37,911
CAM	602	—	602	—
All other	15,142	8,698	33,095	25,017

Total	$403,095	$285,964	$1,180,011	$855,323

Depreciation and amortization expense:
DHL	$10,175	$10,484	$30,879	$31,329
ACMI services	9,578	2,828	26,183	6,389
CAM	4,530	—	10,996	—
All other	212	190	607	564

Total	$24,495	$13,502	$68,665	$38,282

Pre-tax earnings (loss):
DHL	$3,675	$3,163	$8,721	$10,383
ACMI services	890	191	1,206	3,396
CAM	4,038	—	13,204	—
All other	(2,615)	1,341	(11,065)	5,103

Total	$5,988	$4,695	$12,066	$18,882

	September 30, 2008	December 31, 2007
Assets:
DHL	$296,197	$336,345
ACMI services	411,786	521,518
CAM	244,281	135,147
All other	133,897	169,957

Total	$1,086,161	$1,162,967

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

DHL

DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) is the Company’s largest customer, accounting for approximately 69% and 71% of the Company’s revenue in the third quarter and first nine months of 2008. Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub Services agreement, ABX provides airlift, package handling, warehousing, and other cargo related services to DHL. ABX provides staffing, maintenance and management services for DHL’s main air hub and package sorting center in Wilmington, Ohio and for fifteen DHL regional sort facilities in the U.S. Expenses incurred under these agreements are generally marked-up by 1.75% (the base mark-up) and included in revenues. Both agreements also allow ABX to earn incremental mark-up above the 1.75% base mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up. At September 30, 2008, ABX had 27 Boeing 767 aircraft and 39 DC-9 aircraft in service under the DHL ACMI agreement.

ACMI Services

Through its airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. military, typically through ACMI agreements. The airlines serve a variety of customers in the air cargo industry by flying in North America, South America and Asia. At September 30, 2008, ABX operated 12 Boeing 767-200 freighter aircraft that were not under the DHL ACMI agreement, while CCIA and ATI operated 15 aircraft and 17 aircraft, respectively. Customers are usually charged based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation primarily to the U.S. military using its DC-8 combi aircraft that are certified to carry passengers as well as cargo on the main flight deck. The Company also provides supplemental airlift to DHL under additional ACMI arrangements.

CAM

The Company offers aircraft leasing through its CAM subsidiary. CAM had 34 aircraft that were under lease and in service during the third quarter of 2008, 32 of them to ABX, ATI and CCIA. CAM leases two 767 Boeing aircraft, both under seven year terms to an outside airline, beginning in the third quarter of 2008.

Other Activities

In addition to its ACMI services, the Company sells aircraft parts and provides aircraft maintenance services to other airlines. Through a wholly-owned subsidiary, the Company operates three U.S. Postal Services sorting facilities. The Company also provides specialized services for aircraft fuel management and freight logistics. These other business activities do not constitute reportable segments. Other activities include general and administrative expenses not associated with the DHL commercial agreements, including an allocation of ABX’s overhead expenses, starting January 1, 2008.

OUTLOOK

DHL U.S. Network

On May 28, 2008, DHL announced a plan to restructure its U.S. business and negotiate an agreement with United Parcel Service Inc. (“UPS”) to provide air uplift and other services for DHL’s U.S. domestic and international shipments within North America. Additionally, under that plan, DHL would take over management of the regional hubs currently managed by ABX throughout the U.S. If DHL and UPS successfully negotiated an agreement, the Company expected that substantially all of the services that ABX provides to DHL would be transitioned to UPS or DHL by the middle of 2009. Approximately 6,000 ABX employees in Wilmington, Ohio would have been affected.

Since May 2008, DHL has experienced a precipitous drop in its domestic freight volumes. On November 10, 2008, DHL announced a revised plan in which DHL will discontinue intra-U.S. domestic pickup and delivery services in January 2009. DHL would instead provide only international services to and from the U.S. Under this plan, the regional hubs will be closed and the sort operations in Wilmington will be downsized to approximately 600 ABX employees to process international shipments. DHL continues to pursue a contract with UPS to provide air and ground transportation for DHL’s international shipments only.

The Company has attempted to present its own revised U.S. network plan to DHL, containing significant cost savings. However, DHL has indicated that it is unable to discuss the plan with ABX while DHL is in negotiations with UPS. ABX cannot reasonably predict how long negotiations between UPS and DHL may last, to what extent they may reach an outsourcing agreement or a transition timetable. ABX has begun to discuss and negotiate termination and wind-down costs with DHL, including employee severance and retention arrangements. In August 2008, ABX and DHL executed a severance and retention agreement. The agreement specifies employee severance and retention benefits that DHL will pay to ABX in conjunction with its U.S. restructuring plan. DHL will reimburse ABX for the cost of non-union employee severance and retention benefits paid in accordance with the agreement. The same agreement includes provisions to pay ABX for crewmember benefits if ABX and the collective bargaining unit for the crewmembers can reach an agreement in regards to the use of those funds for severance, retention or other issues arising from DHL’s U.S. restructuring plan.

ABX management is accelerating and expanding its diversification plans. In the absence of operating such a large aircraft fleet for DHL, management anticipates that it will sell nearly all of the remaining DC-9 aircraft to DHL as they are removed from service under the aircraft put provisions of the ACMI agreement. Additionally, management expects to put to DHL several of the 23 non-standard freighter Boeing 767 aircraft that are currently in service to DHL under the ACMI Agreement. The proceeds from these aircraft would be used to help finance the modification of certain remaining Boeing 767 aircraft from a passenger door loading system to a standard freighter configuration. The Company is in discussions to redeploy a significant number of Boeing 767 aircraft on a more profitable basis, with both new and existing customers under dry lease or ACMI arrangements. Other business development opportunities for ABX include expanded aircraft maintenance and repair operations and additional mail sorting and mail transport contracts with the USPS. If DHL completes its plan with UPS or otherwise substantially reduces its operations in the U.S., ABX will need to significantly restructure, downsize and achieve wage concessions in order to competitively pursue new business development.

The Company’s financial condition will be impacted by uncertainties stemming from DHL’s U.S. restructuring plan. These uncertainties include the following:

•	The speed at which DHL terminates services under the ACMI and Hub Services agreements including services provided through the regional hubs.

•

ATSG’s ability to remain in compliance with its credit agreements and maintain access to liquidity as it attempts to replace cash flows lost by DHL’s transition to UPS or the scaling back of its U.S. operations.

•	The speed at which ABX is able to redeploy its aircraft with other customers.

•	ABX’s success in implementing cost restructuring initiatives, including the negotiation of a collective bargaining agreement with flight crews that is competitive in the ACMI marketplace.

•

The amounts and timing of reimbursement by DHL of termination costs under the ACMI and Hub Services agreements, including aircraft, equipment and property lease termination costs, maintenance agreement termination costs and severance benefits, as well as, DHL’s reimbursement of other costs arising from the wind-down of services under the agreements, including funding of pension plans.

•	ATSG’s and ABX’s continued access to the airport, hangar and office facilities in Wilmington, Ohio.

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

ABX pursued its position through arbitration. In February 2008, a three-member arbitration panel was selected, and in July, the panel issued its award. The arbitrators ruled that that (i) DHL had failed to demonstrate that ABX had incorrectly treated the reimbursement for its fuel expenditures as revenue under Generally Accepted Accounting Principles, and therefore ABX’s revenues from sources other than DHL did not exceed 10% of its total revenues during the second quarter of 2007, (ii) the costs incurred by ABX in maintaining its status as a public company are reimbursable under the Agreements, (iii) the 10% threshold had been crossed on January 1, 2008, in conjunction with the acquisition of CHI, and the parties are therefore required to begin negotiating in good faith a reasonable allocation of overhead costs attributable to ABX’s third-party business, (iv) ABX is solely responsible for expenses it incurred to consider and analyze an expression of interest from ASTAR in acquiring ABX, and to prepare and complete the acquisition of CHI at year-end 2007, and (v) DHL’s withholding of $8.8 million in payments to ABX for a 10-day period last November was not a material default under the Agreements.

In accordance with the arbitrators’ ruling, the Company recorded a $2.5 million non-reimbursable expense in the second quarter of 2008 associated with the ASTAR indication of interest and issued a corresponding expense credit to DHL. Additionally, to allocate overhead cost, the Company posted a credit of $1.6 million to expense subject to mark-up, thus reducing revenue from DHL and increasing non-DHL expenses for the first six months of 2008. For the third quarter of 2008, ABX allocated $0.8 million of overhead expenses to non-DHL. These pre-tax charges are recorded in “Other operating” expenses and reflected in “Other activities.” ABX and DHL have agreed to a fixed overhead allocation of $0.8 million per quarter through the first quarter of 2009.

ABX and DHL disagreed on the application of certain provisions of the arbitrators’ ruling. In November 2008, ABX and DHL agreed to resolve these interpretation differences regarding the arbitrators’ ruling. DHL agreed to reimburse ABX for $2.2 million of ABX’s legal expenses arising from the arbitration, while ABX agreed to pay any such expenses in excess of that amount. DHL agreed to drop its assertion that it could reexamine and seek an adjustment with respect to ABX’s accounting for costs prior to January 1, 2008. Based on the settlement agreement, ABX will reverse a provision of $2.2 million it established in the second quarter of 2008 reserving DHL’s reimbursement of the legal expenses in the fourth quarter of 2008. Additionally, the settlement agreement sets the overhead allocation charge at $0.8 million per quarter through March 2009.

DHL Mark-ups

DHL and ABX have negotiated specific base and incremental mark-up amounts for the fourth quarter of 2008 and the first quarter of 2009 for the ACMI and Hub Services contracts. The amount of base and incremental mark-up is patterned from the actual mark-ups that ABX earned in 2007.

For the fourth quarter of 2008 DHL will pay ABX $7.0 million in mark-ups under the modified ACMI agreement, and $4.5 million in mark-ups under the modified Hub Services agreement. Total mark-up payments to ABX will be $11.5 million for the fourth quarter of 2008, or six percent more than the $10.8 million in mark-ups that ABX earned in the fourth quarter of 2007. For the first quarter of 2009, DHL will pay ABX $5.6 million or $3.6 million in mark-ups under the modified ACMI agreement, and $2.0 million in mark-ups under the modified Hub Services agreement. First-quarter 2009 markup will include amounts for service and cost incentives that in prior years were recorded in the fourth quarter.

RESULTS OF OPERATIONS

Summary

Consolidated revenues increased 41% and 38% in the third quarter and the first nine months of 2008 compared to 2007, primarily due to the acquisition of CHI on December 31, 2007. Revenues from CHI comprised approximately $100.4 million of the $117.1 million increase in consolidated revenues over the third quarter of 2007 and $264.8 million of the $324.7 million increase over the first nine months of 2007. Revenues from the DHL agreements increased approximately $16.2 million and $45.5 million for the third quarter and first nine months of 2008, as higher aircraft fuel prices drove reimbursable revenues up approximately 50% and 48%, respectively, and outpaced declines in ABX’s revenues from costs subject to mark-up.

For the third quarter of 2008, the Company recorded net earnings of $5.0 million, compared to $2.4 million in the third quarter of 2007. Improved earnings for the third quarter of 2008 were driven by the acquisition of CHI and lower deferred income tax expense. Results for the nine months ended September 30, 2008 included two non-recurring charges 1) Expenses of $2.5 million, associated with the ASTAR indication of interest as stipulated by the arbitration ruling and 2) a deferral of $2.2 million of revenue stemming from a disagreement with DHL over the cost of the arbitration. We expect to recognize the $2.2 million of revenue once a formal settlement with DHL is finalized in the fourth quarter of 2008.

The CHI operations, including CAM, ATI and CCIA, contributed approximately $2.9 million and $6.2 million to net earnings for the three and nine month periods ending September 30, 2008, respectively, after deducting interest expenses associated with the acquisition financing.

DHL Segment

Our pre-tax earnings from the DHL segment increased $0.5 million in the third quarter of 2008 and decreased $1.7 million for the first nine months of 2008 compared to the corresponding periods of 2007. The third quarter increase was due primarily to recording revenue for Hub Services incremental mark-up. The decrease for the first nine months of 2008 was due primarily to a revenue reduction of $2.2 million for disputed arbitration expenses partially offset by increases in incremental mark-up.

Our costs subject to mark-up during the three and nine month periods ended of 2008 declined approximately 13% and 11%, respectively compared to the corresponding 2007 periods. Costs subject to mark-up have declined compared to 2007 due to the transfer of the Riverside, California and South Bend, Indiana hubs to DHL management during 2007, the removal of DC-9 aircraft from the ACMI agreement and the transfer of the Ohio logistics services operations in 2008. Our earnings are affected by declines in DHL’s business volume, which have been negatively impacted by deteriorating economic conditions in the U.S. and the erosion of DHL’s customer base since June 2008. Flight hours flown and parcels processed for DHL have declined in the third quarter of 2008 compared to previous periods. Parcels processed for DHL declined 23% and 14% for the three and nine months ended September 30, 2008, respectively compared to the corresponding periods of the previous year. Aircraft block hours flown for DHL under the ACMI agreement decreased 10% and 3% for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007.

Under the two agreements with DHL, we have the potential to earn additional revenues from an incremental mark-up each quarter based on achieving certain cost-related goals. We earned $0.6 million and $2.0 million of incremental mark-up under the ACMI agreement during the third quarter and first nine months of 2008 compared to $0.6 million and $1.7 million for the corresponding periods in 2007. We recorded $0.3 million of incremental mark-up under the Hub Services agreement during the third quarter of 2008 and no mark-up in 2007. For the first nine months of 2008, we earned $0.4 million of incremental mark-up under the Hub Services agreement, while no mark-up was earned in 2007. Because DHL’s transition has a significant impact on operations and ABX’s cost-related goals, DHL agreed during the third quarter of 2008 to pay ABX a quarterly mark-up of $0.3 million, which ABX recorded in September 2008.

No incremental mark-up contribution from the annual cost and service goals specified in the two agreements was included in our revenue for the third quarter or first nine months of 2008 and 2007. Revenue earned through the achievement of annual goals is recorded in the fourth quarter.

ACMI Services

ACMI Services revenues, excluding reimbursed expenses, were $79.4 million and $210.7 million for the third quarter and first nine months of 2008 increasing $62.7 million and $172.8 million compared to the corresponding periods in 2007. Approximately $1.5 million and $17.0 million of this growth for the third quarter and first nine months was organic to ABX, while the remaining increase resulted from the acquisition of CHI. ABX’s organic growth reflects the deployment of seven additional Boeing 767 aircraft into service since March 31, 2007.

The ACMI Services segment had pre-tax earnings of $0.9 million and a $1.2 million for the third quarter and first nine months of 2008. The ACMI Services segment had pre-tax earnings of $0.2 million and $3.4 million for the third quarter and first nine months of 2007. Segment results for ACMI Services were positively impacted when CCIA and ATI successfully added the Boeing 757 and the Boeing 767 to their respective FAA operating certificates during the third quarter of 2008. Segment results for the first nine months of 2008 declined compared to the corresponding 2007 period due to several factors. ABX incurred significant maintenance expenses compared to the corresponding 2007 periods due to planned C-checks, which are expensed as incurred for Boeing 767-200 aircraft. Flight crew wages were negatively impacted during 2008, when ABX flight crews decided not to voluntarily bid for extra flying, as is customary. As a result, ABX assigned the trips at an additional cost. Expenses during 2008 included additional expenses associated with ABX’s Asian operations while it finished the set-up of a domicile of flight crews and maintenance employees in Japan. During the first nine months of 2008, ATI and CCIA incurred approximately $1.1 million of expenses (excluding intercompany lease charges of $1.9 million from CAM) while completing the FAA certification process to add aircraft types to their respective operating certificates. ATI added the Boeing 767 to its operating certificate while CCIA added the Boeing 757.

ACMI Services results include revenues of $2.2 million and $5.3 million during the three and nine month periods ended September 30, 2008, respectively, from two Boeing 767 freighter aircraft that ABX supplies under a supplemental agreement for DHL. The supplemental agreement expires December 31, 2008 unless extended. Additionally, ABX charges a carrying cost to DHL for ad hoc usage of ABX Boeing 767 aircraft that are not under the ACMI agreement. Such costs are based on block hours flown and a pre-established rate. The costs are included in ACMI expenses subject to mark-up and accordingly reflected in the DHL segment revenues with a corresponding expense reduction to ACMI Services. ACMI Services expenses were credited $1.2 million and $4.1 million for the three and nine month periods ended September 30, 2008.

CAM

At September 30, 2008, CAM had 34 aircraft that were under lease; 32 of these aircraft were leased to subsidiaries of the Company. During the third quarter of 2008, CAM began leasing two Boeing 767 aircraft to an outside customer under a long-term lease. Segment earnings for CAM were $4.0 million and $13.2 million for the third quarter and first nine months and reflect an allocation of interest expense based on prevailing interest rates and the carrying value of its operating assets. CAM has two Boeing 767 aircraft and one Boeing 757 aircraft that are undergoing freighter modification and are expected to become ready for service during 2009.

Other activities and overhead expenses

Other Activities revenue increased to $15.1 million and $33.1 million in the third quarter and first nine months of 2008 compared to $8.7 million and $25.0 million in the corresponding periods of 2008. Increased revenues were primarily a result of an increase in aircraft parts sales and maintenance services when compared to 2007. Much of the increase is due to internal aircraft maintenance services and parts sales. Internal sales and earnings are eliminated from the consolidated results.

The operating results of these business activities, combined with non-reimbursed administrative expenses resulted in a pre-tax loss of $0.2 million and $2.3 million for the three and nine months ended September 30, 2008, respectively, compared to $1.1 million and $3.4 million pre-tax earnings for the corresponding periods in 2007. The decline in 2008 compared to 2007 includes a charge of $2.5 million in the second quarter of 2008 for fees to evaluate an offer from ASTAR to acquire ABX in 2007. The decline also includes a $2.4 million charge for the allocation of ABX overhead to non-DHL, unreimbursed expenses. Additionally, expenses increased as a result of increased corporate and administrative expense related to CHI , as well as other expenses to support new business development. These expenses were partially offset by improved pre-tax earnings from our U.S. Postal Service operations.

A summary of our revenues and segment earnings is shown below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues:
DHL
ACMI
Base mark-up	$101,358	$108,873	$313,032	$334,760
Incremental mark-up	590	587	1,967	1,724

Total ACMI	101,948	109,460	314,999	336,484
Hub Services
Base mark-up	59,618	73,837	195,262	232,531
Incremental mark-up	275	—	425	—

Total Hub Services	59,893	73,837	195,687	232,531
Other Reimbursable	115,711	77,265	330,223	223,380
Reimbursement reserve	(771)	—	(2,976)	—

Total DHL	276,781	260,562	837,933	792,395
ACMI Services
Charter and ACMI	79,434	16,704	210,691	37,911
Other Reimbursable	37,442	—	106,189	—

Total ACMI Services	116,876	16,704	316,880	37,911
CAM	11,964	—	33,677	—
Other Activities	15,142	8,698	33,095	25,017

Total Revenues	420,763	285,964	1,221,585	855,323
Eliminate internal revenue	(17,668)	—	(41,574)	—

Customer Revenues	$403,095	$285,964	$1,180,011	$855,323

Pre-tax Earnings (Loss):
DHL
ACMI	$2,326	$1,932	$5,721	$6,524
Hub Services	1,349	1,231	3,000	3,859
Other Reimbursable	—	—	—	—

Total DHL	3,675	3,163	8,721	10,383
ACMI Services	890	191	1,206	3,396
CAM, inclusive of interest expense	4,038	—	13,204	—
Other Activities and non-reimbursed overhead	(231)	1,136	(2,253)	3,360
Net non-remibursed interest income (expense)	(2,384)	205	(8,812)	1,743

Total Pre-tax Earnings (Loss)	$5,988	$4,695	$12,066	$18,882

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

LINE ITEM RESULTS

Our expenses for 2008 and comparisons to 2007 are significantly impacted by the acquisition of CHI on December 31, 2007. Our future expense levels will be impacted by the wind-down of DHL operations and the number of aircraft ABX operates for DHL. Additionally, the volatility of aviation fuel prices may have a significant impact on our expense and revenue levels.

Salaries, wages and benefits expense increased 4% and 1% during the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods of 2007. This expense includes $12.1 million and $35.4 million for CHI salaries, wages and benefits during the three and nine month periods ended September 30, 2008, respectively. As a result of the acquisition, headcount increased by approximately 600. Our total expense reflects the transfer of the Riverside, California and South Bend, Indiana hubs to DHL in 2007, the transfer of all Ohio logistics services operations to DHL in 2008, and increased expenses for employee severance benefits. Future salaries, wages and benefit expense will be impacted by severance and retention benefits (see Note C).

Fuel expense increased $85.4 million and $236.2 million during the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods of 2007. CHI accounted for $53.4 million and $136.8 million of fuel expense during the three and nine month periods ended September 30, 2008, respectively. In addition to fuel for the CHI operations, the average price of aviation fuel increased significantly compared to the third quarter of 2007. The average price of a gallon of aviation fuel increased 61% in the first nine months of 2008 compared to the first nine months of 2007.

Maintenance, materials and repairs increased $0.3 million and $8.9 million during the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods of 2007. The acquisition of CHI accounted for $4.1 million and $10.1 million of the increase during the three and nine month periods ended September 30, 2008, respectively. ABX’s maintenance expenses declined due to reductions in its aircraft fleet.

Depreciation and amortization expense increased $11.0 million and $30.4 million during the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods of 2007. The acquisition of CHI accounted for $10.7 million and $27.1 million of depreciation and amortization expense during the three and nine month periods ended September 30, 2008, respectively. The increase reflects the addition of two Boeing 767-200 aircraft that ABX placed in service since September 2007.

Landing and ramp expense, which includes the cost of deicing chemicals, increased $2.8 million and $10.2 million during the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods of 2007. The acquisition of CHI accounted for $2.5 million and $8.1 million of the increase during the three and nine month periods ending September 30, 2008, respectively, while increased deicing expenses accounted for most of the remaining increase in expense.

Other operating expenses include pilot travel, professional fees, insurance, utilities, costs of parts sold to non-DHL customers and packaging supplies. Other operating expenses increased by $3.5 million and $19.1 million in the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods of 2007. The CHI operations accounted for $7.0 million and $19.5 million of the increase during the three and nine month periods ending September 30, 2008, respectively. ABX’s travel expenses declined in the third quarter of 2008 compared to the third quarter of 2007 when ABX was rotating crews to Japan. In 2008, ABX established a domicile in Japan, reducing crew travel. Additionally, during the third quarter of 2007, ABX incurred significant professional fees associated with an evaluation of an indication of interest to acquire the Company.

Interest expense increased $4.9 million and $17.4 million during the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods of 2007. Interest expense increased primarily due to acquisition financing in conjunction with the Company’s purchase of CHI. The unsubordinated term loan of $270 million bore interest at 6.77% during the third quarter of 2008. Additionally, the Company has at times drawn from the revolving credit facility during 2008. Also, since September of 2007, the Company has borrowed through two additional aircraft term loans. Higher interest rates driven by tight lending markets will increase the Company’s interest expense during the fourth quarter of 2008.

Interest income decreased by $0.7 million and $1.6 million during the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods of 2007 due to lower invested balances and short-term interest rates on our cash, cash equivalents and marketable securities.

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2008 have been estimated utilizing a 39.5% rate based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2008 will depend on the actual amount of pre-tax book income generated by the Company for the full year, excluding discrete items.

The effective tax rate for the three and nine month periods ended September 30, 2008 was 17% and 32%, respectively, compared to 49% and 41% for the corresponding 2007 periods. Certain discrete items reduced the overall effective tax rate in 2008 compared to 2007. Due to the completion of the IRS examination, the Company recorded a $1.3 million reduction to its FIN 48 contingencies during the third quarter of 2008. This decrease in the contingency is reflected on the financial statements as an increase to the net operating loss deferred tax assets (“NOL”) asset, and a benefit to deferred tax expense. During the second quarter of 2008, the Company placed a valuation allowance against state NOLs of $0.6 million due to uncertainties in the contract between ABX and DHL. Should DHL move their air transportation to UPS, it is unlikely that ABX would continue to fly to all the states represented by the state NOL deferred tax assets, thus limiting our ability to fully utilize them. As part of this analysis, it was determined that additional state NOLs existed of $0.2 million, which was also recorded in the second quarter of 2008.

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

The pro forma results exclude non-recurring charges recorded by CHI that were directly related to the acquisition by the Company. Combined results for Air Transport Services Group, Inc. and CHI for the quarter ended September 30, 2008 were adjusted for the following in order to create the unaudited pro forma results in the table:

a) Represents the Company’s historical consolidated statements of earnings for the three and nine months periods ended September 30, 2007.

b) Represents Cargo Holdings International, Inc. historical consolidated statements of earnings for the three and nine months periods ended September 30, 2007.

c) Adjustment to reflect additional intangible asset amortization expense of $0.7 million and $2.0 million for the three and nine month periods ended September 30, 2007, respectively, resulting from the fair value adjustments to CHI’s intangible assets.

d) Adjustment to reflect additional depreciation expense of $0.8 million and $2.4 million for the three and nine month periods ended September 30, 2007, respectively, resulting from the fair value adjustments to CHI’s aircraft and aircraft related parts.

e) Adjustment to reflect additional interest expense and amortization of debt issuance costs for the three and nine month periods ended September 30, 2007 related to the $270.0 million unsubordinated term loan, using average prevailing rates of 8.35%.

	Three Months Ended September 30, 2007					Nine Months Ended September 30, 2007
	Actual ABX Air a	Actual CHI b	Pro Forma Adj.		Pro Forma results	Actual ABX Air a	Actual CHI b	Pro Forma Adj.		Pro Forma results
REVENUES	$285,964	$77,842	$—		$363,806	855,323	224,699	$—		$1,080,022

OPERATING EXPENSES
Salaries, wages and benefits	147,791	12,223	—		160,014	456,830	38,822	—		495,652
Fuel	66,154	34,332	—		100,486	186,505	96,404	—		282,909
Maintenance, materials and repairs	23,731	4,467	—		28,198	69,276	12,385	—		81,661
Depreciation and amortization	13,502	10,126	1,465	c,d	25,093	38,282	27,374	4,393	c,d	70,049
Landing and ramp	4,380	2,889	—		7,269	18,558	9,291	—		27,849
Rent	2,167	968	—		3,135	6,880	3,054	—		9,934
Purchased line-haul and yard management	1,432	—	—		1,432	4,649	—	—		4,649
Other	19,555	3,471	—		23,026	48,787	11,809	—		60,596

	278,712	68,476	1,465		348,653	829,767	199,139	4,393		1,033,299
EARNINGS FROM OPERATIONS	7,252	9,366	(1,465)		15,153	25,556	25,560	(4,393)		46,723

OTHER INCOME		456			456	—	456			456
INTEREST EXPENSE	(3,736)	(2,343)	(4,241	) e	(10,320)	(10,302)	(4,182)	(15,165	) e	(29,649)
INTEREST INCOME	1,179	313	—		1,492	3,628	1,103	—		4,731

EARNINGS BEFORE INCOME TAXES	$4,695	$7,792	$(5,706)		$6,781	$18,882	$22,937	$(19,558)		$22,261

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Net cash generated from operating activities was $114.3 million for the first nine months of 2008 compared to $52.4 million in the first nine months of 2007. Increased cash flows were driven by expanded business operations due to the acquisition of CHI, the collection of customer receivables and lower pension payments compared to the first nine months of 2007.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were approximately $96.6 million in the first nine months of 2008 compared to $118.4 million in the first nine months of 2007. Capital expenditures in the first nine months of 2008 included Boeing 767 aircraft and cargo modification costs for nine aircraft. Capital expenditures in the first nine months of 2007 included the acquisitions of four Boeing 767 aircraft and cargo modification costs for eleven aircraft. Payments for aircraft modifications vary among periods, and depending on the amount of work completed, number of aircraft undergoing modification and the payment schedules with the vendor. We estimate the total level of capital spending for all of 2008 will be approximately $129.8 million compared to $160.2 million in 2007.

During the first quarter of 2008, the Company made payments of approximately $3.8 million for professional fees associated with our December 31, 2007 acquisition of CHI.

Cash used for financing activities was primarily related to the revolving credit facility and term loan. In August 2008, a subsidiary of the Company paid the lead banks of the Credit Agreement $47.5 million to invest in the Company’s term loan. This intercompany loan is eliminated in consolidation, reflecting the Company’s net term loan position of $222.5 million.

Commitments

We have contracted with aircraft maintenance and modification providers to convert aircraft from passenger to standard freighter configuration. As of September 30, 2008, the Company had two Boeing 767 aircraft and one Boeing 757 aircraft in various stages of modification from passenger to freighter configuration. Based on the most current projections, we expect to place one of the Boeing 767 aircraft into service during 2008 as modifications are completed. The estimated costs of the remaining anticipated modification for these three aircraft approximate $22.4 million, including $11.6 million expected to be paid in 2008. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.5 million after the aircraft is completely modified to freighter configuration in 2009. We plan to finance the cost of modifying the aircraft with existing cash and cash generated from operations during the modification period.

On September 15, 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 package freighters to full freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. If CAM were to cancel the conversion program as of September 30, 2008, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $6.0 million for non-recurring engineering and approximately $7.1 million associated with additional conversion part kits which have been ordered.

We estimate that contributions to our defined benefit pension plans for the remainder of 2008 will be $10.2 million and will total $39.9 million for the year. We estimate our total pension expense, which is primarily reimbursable under the two DHL agreements, will be $10.6 million for the remainder of 2008 for all pension plans, totaling $42.4 million for the year.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $59.2 million of cash and cash equivalents and $0.1 million of marketable securities. The Company had $37.6 million of unused credit facility, net of outstanding letters of credit of $18.9 million, through a syndicated Credit Agreement that expires in December 2012.

Through its Credit Agreement, the Company has a syndicated, unsubordinated term loan and a revolving credit facility that are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not separately collateralized under aircraft loans or capital leases. The lenders currently consist of 16 U.S. based banks. Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default including unspecified events that may have material adverse effects on the Company. The conditions of the Credit Agreement and the aircraft loans cross-default.

DHL’s U.S. restructuring announcement, turmoil in the global financial markets and the crisis in the U.S. credit market could effect the Company’s access to liquidity. Certain lenders have questioned whether DHL’s decision to outsource its U.S. express delivery business to UPS constitutes a material adverse event (“MAE”) under provisions of the Credit Agreement and aircraft loans. If a lender within the Credit Agreement declares an MAE, availability under the revolving credit facility will be reduced by the lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the borrowers attempt to borrow under the Credit Facility, they can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. Given the current credit crisis and announcement by DHL of its U.S. restructuring plan, the interest rates and other costs of a renegotiated or new facility, assuming the Company could obtain a new facility, would likely be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Agreement.

The ACMI agreement allows ABX to put aircraft under contract to DHL, requiring DHL to buy such aircraft from ABX at the lesser of book value or fair market value. If ABX’s stockholders’ equity is greater than $100 million, as it is at this time, any amount by which fair market value is less than net book value would be recorded as an operating charge. If ABX’s stockholders’ equity is less than or equal to $100 million at the time of sale, any amount by which the appraised fair market value is less than net book value would be applied to a promissory note ABX owes to DHL. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft. Provisions of the Company’s Credit Agreement requires that cash proceeds from the sale of equipment and recoveries from insurance proceeds, must be reinvested in like kind assets within 180 days of receipt or remitted as a repayment against the term loan. Aggregate proceeds exceeding $75.0 million in a calendar year must be remitted as a repayment against the term loan.

The $92.3 million unsecured promissory note includes certain events of default that would allow the note to be called by DHL. On January 14, 2008, the Company received from DHL a demand for payment in full of the unsecured promissory note. In its demand, DHL asserts that the acquisition by the Company of CHI and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the unsecured promissory note. The Company’s management and legal advisors do not believe a “change of control” occurred in connection with the CHI acquisition and, accordingly, have disputed DHL’s demand. If DHL persists in its demand, the Company is prepared to defend its position in the applicable court of law. In the event that it should become necessary to repay the note before January 2009, the Company established replacement financing of $61.0 million with certain former shareholders of CHI. The replacement financing agreement expires in January 2009 and would become unavailable if the Company is in default of the Credit Agreement. In the absence of the replacement financing, the Company would utilize its cash balances, and if necessary, reduce its capital spending for aircraft modifications and seek additional funding sources to repay the note.

The turbulence in the financial markets has negatively affected the Company’s funded pension plans. Through September 30, 2008, year-to-date losses of approximately 13% of plan assets decreases the funded status of the plans and increases ABX’s pension liability. Based on existing laws, the increase in the unfunded status could increase the contributions which ABX is expected to make into the plans in 2009 or become subject to penalty. Due to recent market volatility and complexity of the calculations, it is difficult to predict with specificity the effect on the plans’ unfunded status as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions. Final determination of the pension contribution requirements will only be known on the measurement date, which is December 31, 2008. Additionally, since DHL’s strategic announcement in May 2008, the Pension Benefits Guaranty Corporation (“PBGC”), a governmental company that insures pension plan benefits in the U.S., has made several inquiries of management regarding the plans’ status, and as to DHL’s intentions with respect to providing additional plan funding. The Company has approached DHL to request that DHL make additional contributions to strengthen the funded status of the plans. Discussions with DHL are ongoing and the outcome uncertain. The PBGC has broad authority over pension funding and could compel ABX to terminate and settle the plans. Other options may include freezing plan benefits or strengthening the funded status of the plans through additional contribution.

The Company’s financial condition will depend in part on ABX’s contractual termination rights and management’s ability to negotiate contract termination payments with DHL. Based on its operating and cash projections, including the recovery of contract termination funding from DHL, management believes that the Company can remain in compliance with its financial covenants, maintain scheduled debt amortization under existing debt agreements and meet its existing aircraft commitments for the foreseeable future. The projections assumed the following for the foreseeable future:

•	The demand for the Boeing 767 airlift will remain strong, and the Company could competitively redeploy aircraft at current market rates.

•

If DHL outsources its air network to UPS or otherwise reduces the scope of its operations, ABX will recover sufficient termination and wind-down funds from DHL, including pension funding, lease termination costs and contract termination costs for aircraft maintenance.

•	The $92.3 million note with DHL remains in place.

•	Liquidity through the Company’s Credit Agreement remains fully available.

If these sources of liquidity are not available or the Company is not able to generate excess cash flows from operations, the Company may seek to sell assets to raise liquidity, or ABX may seek relief of obligations.

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

In November 2008, ABX and DHL amended the ACMI agreement and the Hub Services agreements to set the base mark-up and incremental mark-up to specific amounts for the fourth quarter of 2008 and the first quarter of 2009.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 mandates the GAAP hierarchy resides in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We face financial exposure to changes in interest rates. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk was partially mitigated since a portion of our interest expense for the debt with variable rate risk was marked up and charged to DHL under our ACMI agreement. At September 30, 2008, $270.0 million of variable rate debt outstanding had interest that was not marked up and charged to DHL under this agreement. The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. ABX has a portfolio of marketable securities consisting of U.S. corporation obligations. These securities are classified as available-for-sale and are consequently recorded at fair market value with unrealized gains or losses reported as a separate component of stockholders’ equity. These financial instruments are denominated in U.S. dollars and are not held for the purpose of trading. Our market risk related to debt and marketable securities did not materially change since December 31, 2007.

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

To reduce ABX’s exposure to rising interest rates on anticipated aircraft financing transactions, we entered into five forward treasury lock agreements (“treasury locks”) with a major U.S. financial institution during the first quarter of 2006. The value of the treasury locks were also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The last outstanding treasury lock was settled in cash in July 2007, near the forecasted execution date of the anticipated financing transaction. See Note L for discussion of our accounting treatment for these hedging transactions.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that their disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

The management of the Company excluded from its assessment the internal control over financial reporting at Cargo Holdings International, Inc. and subsidiaries, which was acquired on December 31, 2007 and whose financial statements constitute 123% and 24% of net and total assets, respectively, of the consolidated financial statement amounts as of September 30, 2008. Accordingly, the officers’ certifications provided in conjunction with this Form 10-Q, the forms of which are contained in Exhibits 31.1 and 31.2 hereof, exclude an assessment of the internal control over financial reporting at Cargo Holdings International, Inc., and subsidiaries.

(b) Changes in Internal Controls

During the quarter ended September 30, 2008, ABX implemented a new accounting system that included a new general ledger system and other financial information systems. Except for the described systems implementation at ABX, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Arbitration under the ACMI Agreement and the Hub Services Agreement

On November 15, 2007, DHL filed a demand for arbitration with the American Arbitration Association (“AAA”) in accordance with the dispute resolution provisions under the ACMI agreement and Hub Services agreement. DHL sought certain declarations, including that (i) ABX may not include fuel costs as revenues under the ACMI agreement for purposes of determining whether it receives more than 10% of its revenues from other customers; (ii) ABX exceeded the 10% threshold in the second quarter of 2007 and therefore must begin absorbing a portion of its overhead for the second quarter of 2007 and each quarter going forward under the Agreements; and (iii) DHL is not obligated to reimburse ABX for the costs incurred in maintaining its status as a public company, including those costs incurred in evaluating a recent unsolicited indication of interest from ASTAR.

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

DHL subsequently wrote to the AAA in mid-August requesting for the panel to clarify the award with respect to whether DHL is required to reimburse ABX for its legal expenses arising from the arbitration and the extent to which DHL has the right to audit and potentially seek an adjustment with respect to ABX’s historical overhead costs attributable to third party services that were charged to DHL. ABX Air wrote to the AAA in opposition to the request and, in late-September, the AAA determined that it would not hear the matter.

Thereafter, on October 14, 2008, DHL filed a petition with the New York State Supreme Court seeking to confirm its interpretation of the Award, which matter is currently pending. However, on November 10, 2008, the parties settled this matter, pursuant to which: (i) DHL will reimburse ABX for $2.2 million in legal expenses arising from the arbitration and ABX will pay for any such expenses that are in excess of this amount; (ii) DHL will withdraw its assertion that it has the right to audit and seek an adjustment with respect to amounts that it reimbursed to ABX prior to January 1, 2008; (iii) the ACMI agreement will be amended to provide for a fixed markup of $7.0 million for the fourth quarter of 2008 and $3.6 million under the Hub Services Agreement for the first quarter of 2009; (iv) the Hub Services Agreement will be amended to provide for a fixed markup of $4.5 million for the fourth quarter of 2008 and $2.0 million for the first quarter of 2009; and (v) the parties agreed to specify an overhead allocation of $800,000 under the agreements for each quarter during 2008 and the first quarter of 2009.

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

On April 13, 2007, a former ABX employee filed a complaint against ABX, a total of three current and former executives and managers of ABX, DHL, Garcia Labor Company, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. ABX filed a motion to dismiss on June 11, 2007, which was subsequently granted on March 25, 2008, with respect to DHL and ABX. On March 24, 2008, the three current and former executives and managers of ABX filed an answer denying the allegations in the complaint. Thereafter, on October 1, 2008, Plaintiff filed a motion to dismiss the case without prejudice and, on October 21, 2008, the remaining defendants filed a motion for the purpose of clarifying the record. The court issued an order dismissing the matter on November 3, 2008.

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

The Company’s financial condition may be adversely impacted by DHL’s U.S. network plans.

DHL’s U.S. restructuring plan presents additional risk and uncertainties to the Company’s future financial condition and operating results. If DHL is successful at outsourcing its air network to UPS or, alternatively, significantly scales back its U.S. operations, and thereby the services that ABX is performing on behalf of DHL, due to declining freight volumes, ABX will incur significant termination and restructuring costs. Such costs will include aircraft, equipment and property lease termination costs, maintenance agreement termination costs, severance benefits, pension and retiree medical funding, deferred tax reserves and asset impairments. The Company’s liquidity and financial condition will depend on ABX’s contractual termination rights and management’s ability to negotiate cash funding from DHL to cover the cash needed to terminate and wind-down the air network and Wilmington, Ohio based operations. The Company will need significant liquidity to pay potential termination related obligations such as employee severance, aircraft leases and pension funding. Failure to reach an agreement regarding contractual termination rights and the settlement of the $92 million note (see Note H) could result in arbitration or legal proceedings.

If DHL outsources its air network to UPS or, alternatively, significantly reduces the services that ABX is performing on behalf of DHL, and ABX is not successful at recovering sufficient termination funds from DHL or DHL prevails in calling the $92 million note, the Company may need additional sources of liquidity. In the absence of such sources, the Company may seek to sell assets to raise liquidity or ABX may seek relief of obligations.

The Company’s Credit Agreement and aircraft loans contain covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The agreement and loans stipulate events of default including unspecified events that may have material adverse effects on the Company. DHL’s restructuring, the outsourcing of DHL’s air network to UPS, or ABX’s payment of the $92 million note in the absence of replacement financing, may trigger an event of default. Such a default could increase the Company’s cost of borrowings and limit the Company’s ability to modify and redeploy Boeing 767 aircraft.

The Company’s financial condition will depend on its ability to diversify its customer base and restructure ABX’s costs.

The Company is accelerating and expanding its efforts to diversify its revenues streams and develop new business opportunities in the wake of DHL’s announcement to restructure its U.S. operations. Those opportunities may require additional investments to complete standard freighter modification for a number of its Boeing 767 aircraft, and will include expanded aircraft maintenance and repair operations, aircraft dry leasing, ACMI contracts outside of the domestic U.S. market and additional mail sorting and mail transport contracts with the USPS. New business opportunities each involve separate risk, management expertise and cash requirements. The number of new opportunities may be limited.

Additionally, management anticipates that significant restructuring, downsizing and wage concessions will be required to position ABX to competitively pursue new business development. These reductions include the cost of flight crews and aircraft maintenance. If ABX is unable to achieve sufficient cost reductions, new business development and revenue diversity will be limited. The timing of cost reductions must coincide with new business opportunities or ABX may not be able to make competitive bids on new business.

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

DHL’s U.S. restructuring announcement and economic conditions in the U.S. could impact the Company’s operating results, financial condition and access to liquidity.

DHL has experienced a precipitous drop in its domestic freight volumes since it announced its U.S. restructuring plan in May, which may be attributable in part to the recent global financial crisis. This decline in freight volumes may result in DHL significantly reducing its U.S. operations, and thereby the services that ABX is performing on behalf of DHL, even in the absence of entering into an agreement with UPS. Further, the rising price of aviation fuel may have a negative impact on the demand for cargo airlift worldwide. If customer volumes decline significantly or if valuations of transportation companies decline, the Company’s recorded goodwill could become impaired.

DHL’s U.S. restructuring announcement, the turmoil in the global financial markets and the crisis in the U.S. credit market could effect the Company’s access to liquidity. Certain lenders have questioned whether DHL’s decision to restructure and outsource its U.S. express delivery business to UPS constitutes a material adverse event (“MAE”) under provisions of the Credit Agreement and aircraft loans. If a lender within the Credit Agreement declares an MAE, availability under the revolving credit facility will be reduced by the lender’s portion of the facility. Further, the Credit Facility provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the borrowers attempt to borrow under the Credit Facility, they can assert an event of default exists under the Credit Facility and require the agent to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Facility. Given the current credit crisis and announcement by DHL of its U.S. restructuring plan, the interest rates and other costs of a renegotiated or new facility, if one can be obtained, would likely be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Facility.

The turbulence in the financial markets has negatively affected the Company’s funded pension plans. As of September 30, 2008, year to date losses of approximately 13% of plan assets increases the unfunded status of the plans and increases ABX’s pension liability. Based on existing laws, the increase in the unfunded status could increase the contributions which ABX is expected to make into the plans in 2009 or become subject to penalty. Additionally, since DHL’s restructuring announcement in May, 2008, the Pension Benefits Guaranty Corporation (“PBGC”), a governmental agency that insures pension plan benefits in the U.S., has made several inquiries of management regarding the plans’ status, and as to DHL’s intentions with respect to providing additional plan funding. The Company has approached DHL to request that DHL make additional contributions to strengthen the funded status of the plans and those discussions are ongoing and the outcome uncertain. The PBGC has broad authority over pension funding and could compel ABX to terminate and settle the plans.

The Company’s aircraft may experience service interruptions.

In June 2008, one of ABX’s Boeing 767 aircraft experienced a fire prior to engine start. The incident is currently under investigation by the National Transportation Safety Board, which has jurisdiction over such matters. The cause of the fire is unknown at this time. The Company’s insurers have determined that the aircraft is a constructive total loss and the Company received $30 million in insurance proceeds in November. The resulting investigation could reveal an issue with the aircraft that may be applicable to all other Boeing 767s that the Company has in its fleets. This could require significant repairs or alterations on the remaining aircraft in the fleet and could temporarily delay the flights the Company could perform, adversely affecting the revenue streams.

The costs of complying with government regulations could negatively affect our results of operations.

All aircraft in Company’s airline subsidiaries’ in-service fleet were manufactured prior to 1990. The average ages of our Boeing 767, Boeing 727, DC-9 and DC-8 aircraft are approximately 24, 28 and 36 and 40 years, respectively. Manufacturer Service Bulletins and the FAA Airworthiness Directives issued under its “Aging Aircraft” program cause aircraft operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. Airworthiness Directives have been issued that require inspections and both major and minor modifications to such aircraft. The FAA is currently considering the issuance of an airworthiness directive that would require the replacement of the Aft Pressure Bulkhead on Boeing 767-200 aircraft based on a certain number of landing cycles. If such an Airworthiness Directive is issued, all of the Boeing 767’s within the Company will be affected over approximately a four year period. The cost of compliance is estimated to be $1.0 million per aircraft.

Reporting of financial results could be delayed.

Disagreements with DHL over the costs reimbursement provisions of the commercial agreements or arbitration rulings could delay future financial filings with the Securities and Exchange Commission and the Company’s lenders. The Company’s failure to file financial reports timely could adversely impact compliance with the Company’s credit facility.

ATSG common stock may be delisted from NASDAQ.

The Company’s stock has been trading near or below $1.00 since DHL announced its plans on May 28, 2008. The Company received notice from NASDAQ indicating that the minimum bid price of the stock has been below $1.00 for 30 consecutive trading days. The stock must trade above $1.00 for at least 10 consecutive business days before June 19, 2009 or the stock will be delisted from NASDAQ. Alternatively, NASDAQ may permit the Company to transfer its common stock from the NASDAQ Global Market to the NASDAQ Capital Market if it satisfies the requirements for initial inclusion other than the minimum bid price requirement. If its application for transfer is approved, the Company would have an additional 180 calendar days to comply with the minimum bid price requirement in order to remain on the NASDAQ Capital Market. Delisting of ATSG stock may reduce the market for the stock and further adversely affect its stock price.

Item 5.	Other Information

The Audit Committee of the Board of Directors has approved the services rendered by our independent registered public accounting firm during the period covered by this Form 10-Q filing.

Item 6.	Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1	First Amendment to Credit Agreement, incorporated by reference to the Company’s Form 8-K filed January 25, 2008.

10.2	First Amendment to Escrow Agreement, among ABX Holdings, Inc. and the Significant Shareholders, incorporated by reference to the Company’s Form 8-K filed March 21, 2008.

10.3	Assignment Agreement with SunTrust Bank and ABX Material Services, Inc., incorporated by reference to the Company’s Form 8-K filed August 13, 2008.

10.4	Assignment Agreement with Regions Bank and ABX Material Services, Inc., incorporated by reference to the Company’s Form 8-K filed August 13, 2008.

10.5	Severance and Retention Agreement dated August 15, 2008, between DPWN Holdings (USA), Inc. and ABX Air, Inc., filed herewith. Portions of this document have been omitted pursuant to a request for confidential treatment.

10.6	Agreement dated September 9, 2008, between Israel Aerospace Industries Ltd and Cargo Aircraft Management, Inc. for airline conversion, filed herewith. Portions of this document have been omitted pursuant to a request for confidential treatment.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

AIR TRANSPORT SERVICES GROUP, INC., a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: November 13, 2008

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: November 13, 2008