Form 10-K
period 2008-12-31
Air Transport Services Group, Inc.
filed 2009-03-23
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 000-50368

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $62,415,500. As of March 23, 2009, 63,247,312 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 12, 2009 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

Statements contained in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors” starting on page 9 and “Outlook” starting on page 22.

Filings with the Securities and Exchange Commission

The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding Air Transport Services Group, Inc. at www.sec.gov. Additionally, our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, are available free of charge from our website at www.atsginc.com as soon as reasonably practicable after filing with the SEC.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

General Business Development

Air Transport Services Group Inc. (“ATSG”) is a holding company whose principal subsidiaries include three independently operated and U.S certificated airlines and an aircraft leasing company. The three airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”), and Air Transport International, LLC (“ATI”), primarily transport cargo within the United States and include operations in Europe, Central America, South America, and Asia. ATSG’s leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to ATSG’s airlines and to external customers. (When the context requires, we may use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.)

ABX was incorporated in 1980 and is based in Wilmington, Ohio. ABX provides air cargo transportation through a fleet of Boeing 767 aircraft. ABX complements its air transport capabilities with package handling services. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne in conjunction with the acquisition of Airborne by an indirect wholly owned subsidiary of DHL Worldwide Express, B.V. The merger agreement required Airborne to separate its air operations from its ground operations with the air operations being retained by ABX. At that time, ABX became an independent publicly traded company. Airborne was subsequently merged into DHL.

On December 31, 2007, ABX was reorganized, forming a holding company structure incorporated in Delaware. ABX became a wholly owned subsidiary of ATSG and all of the common shares of ABX, which were then publicly traded, were converted into shares of ATSG. The Company’s shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG.

Immediately after ABX became a wholly owned subsidiary of the Company, the Company completed the acquisition of Orlando, Florida based Cargo Holdings International, Inc. (“CHI”), at that time the privately-owned parent company of CAM, CCIA and ATI. The Company acquired all of the outstanding stock, stock options and warrants of CHI for a combination of cash, shares of the Company, and debt repayment. The overall transaction value was approximately $340 million. ATSG financed the deal partially through a $270 million unsubordinated term loan.

CCIA obtained its airline operating certificate in 1996 and currently operates Boeing 727 and 757 aircraft, primarily providing air freight transportation for BAX Global, Inc. (“BAX”). ATI, based in Little Rock, Arkansas, began operations in 1979 and was an affiliate of BAX prior to 2006. ATI operates Boeing 767 aircraft and McDonnell Douglas DC-8 aircraft, also for BAX, and provides airlift to the U.S. military through the Air Mobility Command. The acquisition of CHI also includes the operations of CAM and LGSTX Services, Inc. These CHI companies provide aircraft leasing, fuel management, specialized transportation management and air charter brokerage services.

Description of Business

During 2008, the Company operated three reportable segments, “DHL,” “ACMI Services,” and “CAM.” The Company’s other business operations include aircraft maintenance and modification services, aircraft part sales, equipment leasing and maintenance, mail handling for the U.S. Postal Service (“USPS”), specialized services for aircraft fuel management and freight logistics. These other business operations do not constitute reportable segments. Financial information about our segments and geographical revenues is presented in Note Q to the accompanying consolidated financial statements.

Business with DHL

ABX operates primarily under two commercial agreements with DHL; the aircraft, crew, maintenance and insurance agreement with DHL Network Operations (USA), Inc. (“ACMI agreement”) and the hub services agreement (“Hub Services agreement”) with DHL Express (USA), Inc., both of which became effective August 16, 2003, in conjunction with the acquisition of Airborne (DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. are individually and collectively referred to herein as “DHL”). Since August 2003, DHL has served as ABX’s largest customer, constituting a significant portion of ABX’s revenues in recent years. Revenues from DHL operations accounted for 72% of the Company’s consolidated 2008 revenues. Under these agreements, ABX and DHL generally operate under a cost-plus pricing structure.

ABX provides the airlift for DHL’s express and deferred delivery services using its aircraft. ABX has also managed a U.S. network of hubs for DHL, including DHL’s primary U.S. sorting facility, which is located in the air park in Wilmington, Ohio. ABX staffed the network, providing package sorting and handling at as many as 19 hubs for DHL. Under the Hub Services agreement, ABX provides staff to conduct package sorting, as well as airport, facilities and equipment maintenance services for DHL.

The ACMI agreement and Hub Services agreement each allow DHL to reduce the scope of services that ABX provides. This includes, for example, the reduction in air routes that ABX flies, the removal of aircraft from service and the termination of hub management services. Since 2004, DHL has from time to time reduced the scope of services provided by ABX, and in 2008, DHL announced a restructuring plan to focus exclusively on handling international freight destined to or from the U.S. By January 31, 2009, DHL had ceased to service intra-U.S. shipments (shipments having both an origin and destination within the U.S.). DHL’s announcement of a U.S. restructuring plan and its withdrawal from the intra-U.S. market has had, and will continue to have, an impact on the Company’s operations. Between DHL’s restructuring announcement in May 2008 and February 2009, ABX removed 47 McDonnell Douglas DC-9 aircraft from DHL service, closed all regional sorting hubs, downsized the Wilmington, Ohio sort operations and terminated over 4,800 employees.

At this time, ABX continues to provide airlift and package sorting for DHL’s international delivery services through ABX’s Boeing 767 aircraft and personnel at the Wilmington, Ohio night sort operations. ABX provides these services to DHL under the preexisting ACMI and Hub Services agreements, as amended in November 2008. DHL has indicated that their network will continue to utilize some ABX Boeing 767 aircraft and sorting operations in Wilmington to support its international services at least through September 2009. Management cannot reasonably predict the types or level of ABX services that DHL will utilize on a longer term basis.

The ACMI agreement automatically renews for a period of three years in August 2010, unless at least a one year notice of non-renewal is given. The Hub Services agreement renewed in August 2008 and automatically renews for additional periods of one year each, unless at least 90 days notice of non-renewal is given. Renewal of these agreements is uncertain. DHL continues to plan its long term operational strategy for the U.S. and is evaluating various alternatives, some of which may involve utilizing airlift or services from ABX. (See Item 7 of this report for additional information about the effects of the DHL restructuring plan.)

Business with BAX

CCIA and ATI each have contracts to provide airlift to BAX under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. Revenues from BAX operations accounted for 14% of the Company’s consolidated 2008 revenues. During 2008, CCIA operated twelve Boeing 727s for the BAX network. ATI operated nine McDonnell Douglas DC-8s as part of the BAX network. The BAX central hub is located in Toledo, Ohio. CHI has the exclusive right to supply all main deck freighter airlift in BAX’s U.S. domestic network through December 31, 2011.

ACMI Services

The Company, through its three airlines, provides airlift to freight forwarders, other airlines and other customers, typically under ACMI and charter contracts. A typical ACMI contract requires the ATSG airline to supply, at a specific rate per block hour, the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. Charter agreements usually require the airline to provide full service, including fuel and other operating expenses, in addition to aircraft, crew, maintenance and insurance for a fixed, all-inclusive price. The Company also provides air cargo transportation under block space agreements. These agreements include multiple customers contracting for space on specific routes. The customers are typically charged based upon the weight carried. Under the Company’s ACMI, charter arrangements and block space agreements, it has exclusive operating control of its aircraft, and its customers must typically obtain any government authorizations and permits required to service the designated routes. The Company reports its business from ACMI, charter and space available contracts, including the services it provides for BAX, in the ACMI Services segment.

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

Airport-to-Airport Transportation of Freight on a Space-Available Basis

The ACMI agreement with DHL allows ABX, subject to certain limitations described in the agreement, to sell to other customers any aircraft space that DHL does not use. On the routes ABX operates for DHL, we sell airport-to-airport transportation services to freight forwarders.

Aircraft Maintenance and Modification Services

ABX operates a Federal Aviation Administration (“FAA”) certificated 145 repair station. ABX leverages the repair station facilities (including hangars and a component shop leased from DHL) and its engineering capabilities to perform airframe and component maintenance and repair services for other airlines and maintenance repair organizations. ABX has developed technical expertise related to aircraft modifications as a result of its long history in aviation. ABX owns many Supplemental Type Certificates (“STCs”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component. ABX markets its capabilities by identifying aviation-related maintenance and modification opportunities and matching them to its capabilities.

ABX’s marketable capabilities include the installation of terrain awareness warning systems (“TAWS”), terminal collision avoidance systems (“TCAS”), reduced vertical separation minima (“RVSM”) and flat panel displays for Boeing 757 and Boeing 767 cockpits. The flat panel display updates aircraft avionics equipment and reduces maintenance costs by combining multiple display units into a single instrumentation panel. ABX has the capabilities to perform heavy maintenance and airframe overhauls on DC-9 and Boeing 767 aircraft and line maintenance on DC-8, DC-9, Boeing 747 and Boeing 767 aircraft. ABX has the capabilities to refurbish approximately 60% of the airframe components for DC-8 and DC-9 aircraft and the wheels and brakes for DC-8, DC-9 and Boeing 767 aircraft types. Additionally, ABX provides digital aircraft manuals for customers in conjunction with the modification of aircraft from passenger to cargo configuration.

Aircraft Parts Sales and Brokerage

ABX’s subsidiary, ABX Material Services, Inc. (“AMS”), which holds a certificate relating to free trade zone rights, is an Aviation Suppliers Association 100 Certified reseller and broker of aircraft parts. AMS carries an inventory of DC-8, DC-9 and Boeing 767 spare parts and also maintains inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. AMS’s customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.

Flight Crew Training

ABX and CCIA are FAA-certificated to offer training to customers and rent usage of its flight simulators for outside training programs. ATSG owns six flight simulators, including one Boeing 767, one DC-8, two Boeing 727 and two DC-9 flight simulators. The Company’s Boeing 767, one of its Boeing 727 and one of its DC-9 flight simulators are level C certified and one of its Boeing 727 flight simulators is level D certified. The level C and D flight simulators allow the Company to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft. The DC-8 and the other DC-9 flight simulators are level B certified, which allows the Company to qualify flight crewmembers by performing a minimum number of flights in an aircraft.

Airline Operations

Flight Operations and Control

Airline flight operations, including aircraft dispatching, flight tracking and crew scheduling, are planned and controlled by personnel within each airline. ABX staffs aircraft dispatching and flight tracking 24 hours per day, 7 days per week from the DHL Air Park in Wilmington, Ohio. CCIA flight operations, including flight tracking and crew scheduling, are controlled by on-duty personnel in CCIA’s operations center in Orlando, Florida, and the same functions for ATI are controlled from ATI’s operations center in Little Rock, Arkansas.

Maintenance

Our airlines’ operations are regulated by the FAA for aircraft safety and maintenance. Each airline performs routine inspections and airframe maintenance, including Airworthiness Directive and Service Bulletin compliance on all of their aircraft. The airlines’ maintenance and engineering personnel coordinate routine and non-routine maintenance requirements. Each airline’s maintenance program includes tracking the maintenance status of each aircraft, consulting with manufacturers and suppliers about procedures to correct irregularities and training maintenance personnel on the requirements of its FAA-approved maintenance program. ATI and CCIA contract with maintenance repair organizations (“MROs”) to perform heavy airframe maintenance on airframes and engines. ABX, as a certificated FAA repair station, can perform maintenance on DC-8, DC-9, and Boeing 767 aircraft and their related avionics and accessories. ABX accomplishes heavy maintenance on Boeing 767 airframes in-house as well as through outside MROs. ABX contracts with MROs for the performance of heavy maintenance on its aircraft engines. Each airline owns a supply of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The number of spare items maintained is based on the fleet size, engine type operated and the reliability history of the item types.

Insurance

Our airline subsidiaries are required by the Department of Transportation (“DOT”) to carry liability insurance on each of their aircraft. Their aircraft leases, loan agreements and the ACMI agreements also require them to carry such insurance. The Company currently maintains public liability and property damage insurance, and our airline subsidiaries currently maintain aircraft hull and liability insurance and war risk insurance for their respective aircraft fleets in amounts consistent with industry standards.

Employees

As of December 31, 2008, ATSG and its subsidiaries had approximately 5,620 employees, including 3,830 full-time employees and 1,790 part-time employees. ATSG employs approximately 855 flight crewmembers, 1,195 aircraft maintenance technicians and flight support personnel, 1,635 sort employees at the Wilmington facility, 1,110 sort employees at the regional hubs and postal centers, 425 employees for airport and hub maintenance, 20 employees for warehousing and logistics and 380 employees for administrative functions.

On December 31, 2007, the Company had approximately 10,150 employees. The decline in the number of employees from 2007 to 2008 is primarily due to the DHL restructuring plan and reduced shipment volumes. The Company is making additional headcount reductions in 2009.

Labor Agreements

The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2008.

Airline	Labor Agreement Unit	Date Contract Became Amendable	Approximate Number of Employees Represented
ABX	International Brotherhood of Teamsters	7/31/2006	575
ATI	International Brotherhood of Teamsters	5/1/2004	165
CCIA	Airline Pilots Association	3/31/2004	115

Under the Railway Labor Act (“RLA”), as amended, the labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling-off” period before either party can resort to self-help, including, but not limited to, work stoppage.

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

Industry

The primary competitive factors in the air cargo industry are price, fuel efficiency, geographic coverage, flight frequency, reliability and capacity. Our airline subsidiaries compete for domestic cargo volume principally with other cargo airlines and passenger airlines which have substantial belly cargo capacity. Other cargo airlines include Astar Air Cargo, Inc. (“Astar”), World Air Holdings, Inc., Atlas Air Worldwide Holdings, Inc., and Evergreen International, Inc. The industry is highly competitive.

Cargo volumes within the U.S. are highly dependent on the economic conditions and the level of commercial activity. Generally, time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery, while higher costs of jet fuel generally reduces the demand for air delivery services within the U.S. When jet fuel prices increase, shippers will consider using ground transportation within the U.S. if the delivery time allows. Historically, the cargo industry has experienced higher volumes during the fourth calendar quarter of each year.

The scheduled delivery industry is dominated by integrated, door-to-door carriers including DHL, the USPS, FedEx Corporation, BAX and United Parcel Service, Inc. Although the volume of our business is impacted by competition among these integrated carriers, we do not usually compete directly with these integrated carriers.

Intellectual Property

ABX owns a small number of U.S. patents that are important to its business operations and have nominal commercial value. It also owns approximately 160 STCs issued by the FAA. ABX uses these STCs mainly in support of its own fleet; however, it has marketed certain STCs to other airlines.

Information Systems

The Company has invested significant management and financial resources in the development of information systems to facilitate cargo, flight and maintenance operations. The Company utilizes its systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using its systems, the Company tracks and controls inventories and costs associated with each maintenance task, including the personnel performing those tasks. In addition, the Company’s flight operations systems coordinate flight schedules and crew schedules. It has developed and procured systems to track flight time, flight crewmember duty and flight hours and crewmember training status.

Regulation

Our subsidiaries’ air carrier operations are generally regulated by the DOT and the FAA. Those operations must comply with numerous security and environmental laws, ordinances and regulations. In addition, they must also comply with various other federal, state, local and foreign authorities.

Environment

Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean-up of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up such contaminated property, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remediation or compliance costs. Under its air park sublease with DHL, ABX and DHL are required to defend, indemnify and hold each other harmless from and against certain environmental claims associated with the DHL Air Park in Wilmington, Ohio.

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

Department of Transportation

The DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has issued to ABX, CCIA and ATI separately Domestic All-Cargo Air Service Certificates for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Additionally, the DOT has issued ABX a Certificate of Public Convenience and Necessity authorizing it to engage in scheduled foreign air transportation of cargo and mail between the U.S. and over 88 foreign countries. Prior to issuing such certificates, and periodically thereafter, the DOT examines a company’s managerial competence, financial resources and plans, compliance, disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. By maintaining these certificates, the Company, through its airline subsidiaries, can conduct all-cargo charter operations worldwide.

The DOT has the authority to impose civil penalties, or to modify, suspend or revoke our certificates for cause, including failure to comply with federal law or DOT regulations. A corporation holding either of such certificates must qualify as a U.S. citizen, which requires that (1) it be organized under the laws of the U.S. or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be U.S. citizens, (3) that less than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. Neither type of certificate confers proprietary rights on the holder, and the DOT may impose conditions or restrictions on such certificates. We believe we possess all necessary DOT-issued certificates and authorities to conduct our current operations and continue to qualify as a U.S. citizen.

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

The FAA has the authority to issue maintenance directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and the replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Company’s airline subsidiaries to inspect and replace aircraft components based on their age or condition. As a routine matter, the FAA issues airworthiness directives applicable to the aircraft operated by our airline subsidiaries, and our airlines comply, sometimes at considerable cost, as part of our aircraft maintenance program.

The FAA has amended policies regarding the proper application of airport rates and charges imposed on air carriers. The amended policy provides greater flexibility to airport operators to impose charges that would allow for the imposition of “congestion fees” rather than uniform airport fees. If airports in the U.S. seek to use the flexibility offered by this new policy, it could have an impact on the cost of conducting our flight operations. The FAA has also adopted regulations applicable at John F. Kennedy International Airport, Newark International Airport and O’Hare International Airport, to which one or more of our air carrier subsidiaries operate, that limit the number of operations that may be conducted per hour. We must obtain in advance from the FAA the hourly operating authorizations necessary to conduct our operations at these three airports. While we have been successful in doing so in the past, there can be no assurance that we will be able to obtain the necessary airport operating authorizations in the future in which case the failure to do so could have a material adverse effect on our financial condition or results of operations. Nor can there be any assurance that operations limitations will not be imposed at other airports to which any of our airline subsidiaries operate.

Transportation Security Administration

The Transportation Security Administration (“TSA”), an administration within the Department of Homeland Security, is responsible for the screening of passengers, baggage and cargo and the security of aircraft and airports. Our airline subsidiaries comply with all applicable aircraft and cargo security requirements. TSA has adopted new cargo security-related rules that, have imposed additional burdens on our airlines, [describe the nature of the additional cargo screening burden]. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to the Company’s airlines subsidiaries in the future.

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

The economic conditions in the U.S. and throughout the globe have impacted and may continue to impact the Company’s operating results, financial condition and access to liquidity.

A continued global economic downturn could further reduce the demand for delivery services offered by DHL, BAX and other delivery businesses, in particular expedited services shipped via aircraft. During an economic slowdown, customers generally prefer to use ground-based delivery services instead of more expensive air delivery services. Additionally, if the price of aviation fuel rises, the demand for air delivery services is likely to decline further. The current economic slowdown could negatively affect our growth prospects and financial projections more severely than we have projected.

DHL’s U.S. restructuring combined with a tight credit market could impact the Company’s access to liquidity.

DHL’s U.S. restructuring announcement, the turmoil in the global financial markets and the crisis in the U.S. credit market could affect the Company’s access to liquidity. Certain lenders have questioned whether DHL’s decision to restructure its U.S. business constitutes a material adverse event (“MAE”) under provisions of the Credit Agreement and aircraft loans (see Note J to the accompanying consolidated financial statements). If a lender within the Credit Agreement declares an MAE, availability under the revolving credit facility will be reduced by the lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the borrower attempts to borrow under the Credit Agreement, they can assert an event of default exists under the Credit Agreement and require the agent to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. Given the current credit crisis and announcement by DHL of its U.S. restructuring plan, the interest rates and other costs of a renegotiated or new facility, if one can be obtained, would likely be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Agreement.

The Company could violate debt covenants.

The Company’s Credit Agreement and aircraft loans contain covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement and loans stipulate events of default including unspecified events that may have material adverse effects on the Company. DHL’s restructuring may trigger an event of default. Such a default could increase the Company’s cost of borrowings, accelerate contractual repayment of debt and limit the Company’s ability to modify and redeploy Boeing 767 aircraft.

The Company may need to fund its employee pension plans faster than management expects.

The turmoil in the global financial markets has negatively affected the Company’s funded pension plans. Based on existing laws, the increase in the unfunded status could increase the contributions which ABX is expected to make into the plans in 2009 and in subsequent years, or become subject to penalty. Additionally, since DHL’s restructuring announcement in May 2008, the Pension Benefit Guaranty Corporation (“PBGC”), a governmental agency that insures pension plan benefits in the U.S., has made several inquiries of management regarding the plans’ status, and as to DHL’s intentions with respect to providing additional plan funding. The Company has approached DHL to request that DHL make additional contributions to strengthen the funded status of the plans; those discussions are ongoing and the outcome uncertain. The PBGC has broad authority over pension funding and could compel ABX to terminate and settle the plans, which could accelerate pension funding requirements.

The Company’s financial condition will be affected by the degree it recovers contract termination cost from DHL.

DHL’s U.S. restructuring plan presents additional risk and uncertainties to the Company’s future financial condition and operating results. ABX is incurring significant termination and restructuring costs. Such costs include aircraft, equipment and property lease termination costs, maintenance agreement termination costs, severance benefits, pension and retiree medical funding, deferred tax reserves and asset impairments. The Company’s liquidity and financial condition will depend on ABX’s contractual termination rights and management’s ability to negotiate cash funding from DHL to cover the cash needed to terminate and wind-down the air network and the ground-based operations. Failure to reach an agreement regarding contractual termination rights, including aircraft under capital leases and pension funding, could result in arbitration or legal proceedings.

If ABX is not successful at recovering sufficient termination funds from DHL, the Company may need additional sources of liquidity. In the absence of such sources, the Company may seek to sell assets to raise liquidity or the Company may seek relief of its obligations.

The Company relies on DHL for a substantial portion of its revenue and operating cash flows.

DHL has indicated that their network will continue to utilize some ABX Boeing 767 aircraft and Wilmington sorting operations to support its international services at least through September 2009. ABX and DHL management continue to discuss DHL’s longer term airlift and sorting requirements. However, we cannot reasonably predict the scope or level of ABX services that DHL will utilize, if any.

The term of the Hub Services agreement will automatically renew for an additional year unless either party gives notice of termination on or before May 17, 2009. Further, the term of the ACMI agreement will automatically renew for an additional three years, unless either party gives notice of termination on or before August 15, 2009. As a condition to renewal, DHL may seek to negotiate new terms, possibly creating greater risk/reward opportunities related to ABX’s performance and cost controls or a reduction in the scope of services ABX provides to DHL.

Certain terms of the ACMI agreement and Hub Services agreement with DHL may adversely affect the Company’s operating results.

Under the ACMI agreement and Hub Services agreement, if ABX does not meet certain performance standards, after a cure period, DHL may terminate the ACMI agreement and Hub Services agreement prior to the end of their respective terms. A recurring work slowdown or strike by one or more groups of employees, such as ABX’s mechanics, sorters or flight crews, could adversely impact our operating performance, leading to the termination of those agreements.

Although the ACMI agreement and Hub Services agreement with DHL are structured as cost-plus arrangements, the costs for which ABX can be reimbursed are subject to certain limitations. DHL can dispute whether expenses ABX has incurred are reimbursable under the agreements. The agreements give DHL, within reason, certain rights to audit ABX’s expenses. Further, the agreements stipulate dispute and arbitration procedures. If ABX incurs excessive non-reimbursable costs, there can be no assurance that the revenues from these agreements will generate sufficient income for ABX to recover its costs.

The Company’s financial condition will depend on its ability to diversify its customer base and restructure ABX’s costs.

The Company is accelerating and expanding its efforts to diversify its revenue streams and develop new business opportunities in the wake of DHL’s restructuring of its U.S. operations. Those opportunities may require additional investments to complete standard freighter modification for a number of its Boeing 767 aircraft, and will include expanded aircraft maintenance and repair operations, aircraft dry leasing, ACMI contracts outside of the domestic U.S. market and additional mail sorting and mail transport contracts with the USPS. New business opportunities each involve separate risks, management expertise and cash requirements. The number of new opportunities may be limited.

Additionally, management anticipates that significant restructuring, downsizing and wage concessions will be required to position ABX to competitively pursue new business development. These reductions include the costs of flight crews and aircraft maintenance. If ABX is unable to achieve sufficient cost reductions, new business development and revenue diversity will be limited. The timing of cost reductions must coincide with new business opportunities or ABX may not be able to make competitive bids on new business.

ABX’s cost structure may be affected by its lease with DHL at the Wilmington, Ohio, air park. ABX could lose its lease at the air park. The term of the lease coincides with the ACMI agreement. Other facilities, if suitable for ABX’s operations, may be more expensive and less convenient to customers and employees.

The Company will need sufficient liquidity as it attempts to quickly transition its resources to other customers and services. This includes capital to modify some of its Boeing 767 aircraft with passenger door loading systems to standard freight configuration and redeploy them for other potential customers.

The Company continues to make significant investments in Boeing 767 aircraft which may affect the Company’s operating results and financial condition.

The Company, through its subsidiaries, is planning to add Boeing 767 standard freighter aircraft to service through 2011. Our future operating results and financial condition will depend in part on our subsidiaries’ ability to successfully deploy these aircraft in operations that provide a positive return on investment. Our success will depend, in part, on their ability to obtain and operate additional cargo volumes with customers other than DHL and BAX. Certain of our subsidiaries are pursuing international opportunities, including flights in Asia, Central America, South America and Europe. Deploying aircraft in new international markets may pose additional risks, regulatory requirements and costs. The Company’s future operating results will be affected by the interest rates, limits and other terms and conditions of the borrowing agreements.

The Company will need DHL to release Boeing 767 aircraft from the ACMI agreement so that the aircraft can be redeployed for other customers.

The Company’s aircraft may experience service interruptions.

In June 2008, one of ABX’s Boeing 767 aircraft experienced a fire prior to engine start. The incident is currently under investigation by the National Transportation Safety Board, which has jurisdiction over such matters. The cause of the fire is unknown at this time. The resulting investigation could reveal an issue with the aircraft that may be applicable to all other Boeing 767s that the Company has in its fleets. This could require significant repairs or alterations on the remaining aircraft in the fleet, which could temporarily delay flights the Company could perform, adversely affecting the revenue streams.

We may need to reduce the carrying value of the Company’s assets.

The Company owns a significant amount of aircraft, aircraft parts and related equipment. Additionally, the balance sheet reflects assets for income tax carryforwards and other deferred tax assets. The removal of aircraft from service could require the Company to evaluate the recoverability of the carrying value of those aircraft, related parts and equipment in accordance with Statements of Financial Accounting Standard (“SFAS”) No. 144 and result in an impairment charge. At the Company’s current level of stockholders’ equity, the removal of additional aircraft from the DHL ACMI agreement could result in impairment charges for aircraft if their fair market values are less than their carrying values.

As a result of acquiring CHI, we have recorded significant amounts of goodwill and acquisition-related intangibles, which will be tested periodically for impairment at least annually. If we are unable to achieve the projected levels of operating results and these assets are impaired, it may be necessary to record a non-cash charge to earnings.

If the Company incurs operating losses or our estimates of expected future earnings indicate a decline, it may be necessary to reassess the need for a valuation allowance for some or all of the Company’s net deferred tax assets.

Penalties, fines, and sanctions levied by governmental agencies or the costs of complying with government regulations could negatively affect our results of operations.

The operations of the Company’s subsidiaries’ are subject to complex aviation, transportation, environmental, labor, employment and other laws and regulations. These laws and regulations generally require us to maintain and comply with a wide variety of certificates, permits, licenses and other approvals. Their inability to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or, in the case of DOT and FAA requirements, possible suspension or revocation of their authority to conduct operations.

The costs of complying with government regulations could negatively affect our results of operations.

All aircraft in the Company’s airline subsidiaries’ in-service fleets were manufactured prior to 1990. Manufacturer Service Bulletins and the FAA Airworthiness Directives issued under its “Aging Aircraft” program cause operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. Airworthiness Directives have been issued that require inspections and both major and minor modifications to such aircraft. The FAA is currently considering the issuance of an airworthiness directive that would require the replacement of the aft pressure bulkhead on Boeing 767-200 aircraft based on a certain number of landing cycles. If such an Airworthiness Directive is issued, all of the Boeing 767s within the Company will be affected over approximately a seven year period. The cost of compliance is estimated to be $1.0 million per aircraft.

The Company is subject to the regulations of the U.S. Environmental Protection Agency and state and local governments regarding air quality and other matters. In part, because of the highly industrialized nature of many of the locations at which the Company operates, there can be no assurance that we have discovered all environmental contamination for which the Company may be responsible.

Failure to maintain the operating certificates and authorities of ABX, ATI and CCIA would adversely affect our business.

The airline subsidiaries have the necessary authority to conduct flight operations within the U.S. and maintain Domestic All-Cargo Air Service Certificates for their domestic services, a Certificate of Public Convenience and Necessity for Route 377 for ABX’s Canada service, and Air Carrier Operating Certificates issued by the FAA. The continued effectiveness of such authority is subject to their compliance with applicable statutes and DOT, FAA and TSA rules and regulations, including any new rules and regulations that may be adopted in the future.

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. certificated air carrier. The separation of ABX from Airborne required it to file a notice of a substantial change with the DOT. In connection with the filing, the DOT will determine whether ABX continues to be a U.S. citizen and fit, willing and able to engage in air transportation of cargo. The DOT may determine that DHL actually controls ABX as a result of the commercial arrangements (in particular, the ACMI agreement and the Hub Services agreement) between ABX and DHL. If the DOT determined that ABX was controlled by DHL, the DOT could bring an enforcement action against ABX to revoke its certificates. The DOT could take action requiring ABX to show cause that it is a U.S. citizen and that it is fit, willing and able to engage in air transportation of cargo, or requiring amendments or modifications of the ACMI agreement, the Hub Services agreement or the other transaction documents. If ABX was unable to modify these agreements to the satisfaction of the DOT, the DOT may seek to suspend, modify or revoke its air carrier certificates and/or authorities.

The loss of the airlines’ authorities, including in the situation described above, would materially and adversely affect our airline operations and would effectively eliminate our ability to operate the air services.

Employees may decide to institute labor agreements.

The Company’s subsidiaries rely on a diverse group of employees, including sorters, mechanics and pilots. Today, only flight crewmembers are organized under labor agreements. Operations could be interrupted and business could be adversely affected if no agreements are reached with the pilots or if other employee groups choose to organize with a union.

Reporting of financial results could be delayed.

Disagreements between ABX and DHL over the cost reimbursement provisions of the commercial agreements or arbitration rulings could delay future financial filings with the Securities and Exchange Commission and the Company’s lenders. The Company’s failure to file financial reports timely could adversely impact compliance with the Company’s credit facility.

ATSG common stock may be delisted from NASDAQ.

The Company’s stock has been trading near or below $1.00 since DHL announced its plans on May 28, 2008. The Company received notice from NASDAQ indicating that the minimum bid price of the stock has been below $1.00 for 30 consecutive trading days. The stock must trade above $1.00 for at least 10 consecutive business days before September 18, 2009 or the stock will be delisted from NASDAQ. Alternatively, NASDAQ may permit the Company to transfer its common stock from the NASDAQ Global Market to the NASDAQ Capital Market if it satisfies the requirements for initial inclusion other than the minimum bid price requirement.

If its application for transfer is approved, the Company would have an additional 180 calendar days to comply with the minimum bid price requirement in order to remain on the NASDAQ Capital Market. Delisting of ATSG stock may reduce the market for the stock and further adversely affect its stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

ATSG and ABX lease their corporate offices, 210,000 square feet of maintenance hangars and a 100,000-square-foot component repair shop from DHL. These facilities are located at the DHL Air Park in Wilmington, Ohio. ABX also has the non-exclusive right to use the airport which includes two runways, taxi ways, and ramp space comprising approximately 300 paved acres. The term of the lease runs concurrently with the term of the ACMI agreement with DHL, which automatically renews for three years in August 2010 unless a one-year notice of non-renewal is given. We believe our existing facilities are adequate to meet our current and reasonably foreseeable future needs.

Aircraft

Our airline subsidiaries currently utilize pre-owned Boeing 767, Boeing 757, Boeing 727 and McDonnell Douglas DC-8 aircraft. Once acquired, aircraft are modified for use in our cargo operation. As of December 31, 2008, the combined in-service fleet consisted of 103 aircraft, including 40 Boeing 767 aircraft, 1 Boeing 757 aircraft, 14 Boeing 727 aircraft, 32 DC-9 aircraft and 16 DC-8 aircraft. In January 2009, DHL removed all of the ABX DC-9 aircraft from the ACMI agreement.

Twenty-three of ABX’s Boeing 767 aircraft are not equipped with standard cargo doors, but instead utilize the former passenger doors for the loading and unloading of freight. This reduced the cost of modifying the aircraft from passenger to freighter configuration but limits the size of the freight that can be carried onboard the aircraft and necessitates the use of specialized containers and loading equipment. The absence of a cargo door may also negatively impact the market value of the aircraft.

The tables below show our subsidiaries’ aircraft fleets and the certificates under which they operate.

ABX Air, Inc. in-service fleet

Aircraft Type	Number of Aircraft as of Mar. 23, 2009	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
767-200 PC (1)	23	1983-1985	67,000-91,000	1,800-4,400
767-200 SF (2)	16	1982-1987	67,000-91,000	1,800-4,400

Total	39

Air Transport International, LLC in-service fleet

Aircraft Type	Number of Aircraft as of Mar. 23, 2009	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
DC-8-F	12	1967-1969	96,000-108,800	1,800-4,400
DC-8-CF (3)	4	1968-1970	80,000-85,000	1,800-4,400
767-200SF	2	1985	98,000	2,200-6,000

Total	18

Capital Cargo International Airlines, Inc. in-service fleet

Aircraft Type	Number of Aircraft as of Mar. 23, 2009	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
727-200SF	14	1973-1981	52,300-61,000	1,200-2,100
757-200SF	2	1984-1986	48,000-68,000	2,700-4,000

Total	16

CAM

CAM has the following aircraft under lease to outside customers or being marketed for long-term lease:

Aircraft Type	Number of Aircraft as of Mar. 23, 2009	Year of Manufacture
767-200SF	3	1984-1985
767-200ER (4)	1	1985

Total	4

Additionally, CAM has one Boeing 767 aircraft currently undergoing modification to standard freighter configuration.

(1)	These aircraft were manufactured without a large main deck cargo door for transporting freight. This total includes five Boeing 767 aircraft that are under capital leases.
(2)	These aircraft are configured for standard cargo containers, including large standard main deck cargo doors.
(3)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.
(4)	Passenger configured aircraft.

Because our airline subsidiaries’ flight operations can be hindered by inclement weather, sophisticated landing systems and other equipment are utilized to minimize the effect that weather may have on their flight operations. For example, ABX’s Boeing 767 aircraft are equipped for Category III landings. This allows their crews to land under weather conditions with runway visibility of only 600 feet at airports with Category III Instrument Landing Systems.

ITEM 3. LEGAL PROCEEDINGS

Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of 2005 and again in September of 2007, the DOT will determine whether ABX continues to be a U.S. citizen and fit, willing and able to engage in air transportation of cargo.

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

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. ABX cooperated fully with the investigation. In June of 2006, a non-senior management employee of the Company entered a plea to a misdemeanor related to this matter. In July of 2006, a federal grand jury indictment was unsealed charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. The Garcia defendants subsequently entered guilty pleas in U.S. district court and were sentenced in February and March of 2007. No proceedings have been initiated against ABX by the DOJ. See Note K to the accompanying consolidated financial statements of this report for additional information.

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint.

The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock became publicly traded on the NASDAQ Global Select Market under the symbol ABXA on May 9, 2005. On May 21, 2008, our symbol on the NASDAQ Global Select Market was changed to ATSG. The following table shows the range of high and low prices per share of our common stock for the periods.

2008 Quarter Ended:	Low	High
December 31, 2008	$0.12	$0.73
September 30, 2008	$0.62	$1.12
June 30, 2008	$0.78	$3.65
March 31, 2008	$2.50	$4.31

2007 Quarter Ended:	Low	High
December 31, 2007	$3.45	$7.39
September 30, 2007	$6.51	$8.36
June 30, 2007	$6.00	$8.56
March 31, 2007	$6.47	$7.95

On March 20, 2009, there were 2,104 stockholders of record of the Company’s common stock. The closing price of the Company’s common stock was $0.63 on March 20, 2009.

Performance Graph

The graph below compares the cumulative total stockholder return on a $100 investment in the Company’s common stock with the cumulative total return of a $100 investment in the NASDAQ Global Select Market and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2003, the year in which the Company’s shares first began trading publicly, and ending on December 31, 2008.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Air Transport Services Group, Inc.	100.00	206.74	182.56	161.16	97.21	4.19
NASDAQ Transportation Index	100.00	127.98	132.33	148.23	164.46	107.02
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

Dividends

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

	As of and for the Years Ended December 31
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
OPERATING RESULTS (1):
Revenues	$1,610,746	$1,174,515	$1,260,361	$1,464,390	$1,202,509
Operating expenses (3)	1,621,908	1,131,717	1,217,576	1,425,627	1,157,511
Net interest expense	34,667	9,510	6,772	8,451	8,025

Earnings (loss) before income taxes	(45,829)	33,288	36,013	30,312	36,973
Income tax benefit (expense) (2)	(10,161)	(13,701)	54,041	—	—

Net earnings (loss)	$(55,990)	$19,587	$90,054	$30,312	$36,973

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS (1):
Basic	$(0.90)	$0.34	$1.55	$0.52	$0.63
Diluted	$(0.90)	$0.33	$1.54	$0.52	$0.63
WEIGHTED AVERAGE SHARES (1):
Basic	62,484	58,296	58,270	58,270	58,270
Diluted	62,484	58,649	58,403	58,475	58,270
SELECTED CONSOLIDATED FINANCIAL DATA (1):
Cash and cash equivalents	$116,114	$59,271	$63,219	$69,473	$38,749
Deferred income taxes (2)	74,979	35,056	101,715	—	—
Goodwill and intangible assets (4)	100,777	210,354	—	—	—
Property and equipment, net	671,552	690,813	458,638	381,645	351,646
Total assets	1,101,349	1,162,967	679,798	516,043	472,923
Post-retirement liabilities (3)	299,964	190,028	224,376	89,319	79,770
Capital lease obligations	72,282	88,483	73,551	80,908	88,861
Long-term debt	440,204	502,319	125,126	92,276	92,949
Stockholders’ equity	80,392	200,003	120,210	113,079	87,949

(1)	The consolidated financial data includes the Company’s acquisition of Cargo Holdings International, Inc. as of December 31, 2007.
(2)	In the fourth quarter of 2006, an income tax benefit was recognized to completely reverse the valuation allowance on ABX’s deferred tax assets.
(3)	Beginning in 2006, post-retirement liabilities reflect the adoption of SFAS No. 158.
(4)	In the fourth quarter of 2008, the Company recorded an impairment charge of $73.2 million on goodwill and $18.0 million on acquired intangibles.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries (“the Company”) and should be read in conjunction with the “Risk Factors” on page 9 of this report, our historical financial statements, and the related notes contained in this report.

INTRODUCTION

Air Transport Services Group, Inc. (“ATSG”) is a holding company whose principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”) and Cargo Aircraft Management, Inc. (“CAM”), an aircraft leasing company.

The holding company, ATSG, acquired all outstanding ownership of Orlando, Florida based Cargo Holdings International, Inc. (“CHI”) on December 31, 2007. CHI was the parent company of CCIA, ATI and CAM. The consolidated financial statements of ATSG include the results of CHI and its primary subsidiaries, including CAM, CCIA, and ATI, as of the date of acquisition. Accordingly, the activities of CHI are not included in ATSG’s consolidated statements of earnings or consolidated statements of cash flows for 2007 or 2006. When the context requires, we may also use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.

The Company has three reportable segments: DHL, ACMI Services, and CAM. Each of these is described below.

DHL

DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) is the Company’s largest customer, accounting for approximately 72% of the Company’s revenues and 55% of the pre-tax earnings excluding impairment charges in 2008. ABX has two commercial agreements with DHL. Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub Services agreement, ABX provides airlift, package handling, and other cargo related services to DHL sort facilities. Expenses incurred under the agreements were generally marked up by 1.75% (the base mark-up) and included in Base Revenues. Both agreements also allowed ABX to earn Incremental Revenues calculated on mark-ups above the 1.75% base mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are expense items reimbursed by DHL without mark-up and recorded as Other Reimbursable revenues. In November 2008, DHL began to restructure its U.S. operations, significantly impacting ABX’s operations. In conjunction with that restructuring, the Company and DHL agreed to modify the agreements for the fourth quarter of 2008 and the first quarter of 2009 (as described below.)

ACMI Services

Through its airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. military, typically through ACMI agreements. The airlines serve a variety of customers in the air cargo industry by flying in North America, South America, Central America and Asia. At December 31, 2008, ABX operated 12 Boeing 767-200 freighter aircraft that were not under the DHL ACMI agreement, while CCIA and ATI operated 15 aircraft and 17 aircraft, respectively. Customers are usually charged based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation primarily to the U.S. military using its DC-8 combi aircraft that are certified to carry passengers as well as cargo on the main flight deck. ACMI Services also includes revenues from block space agreements, in which customers contract for specific amounts of space on certain flights. In these agreements, customers are typically charged by the weight carried on the aircraft during a flight. ACMI Services includes revenues from supplemental airlift provided to DHL under additional ACMI arrangements.

CAM

The Company offers aircraft leasing through its CAM subsidiary. Aircraft leases normally cover a term of several years. In a typical leasing agreement, customers pay rent and a maintenance deposit on a monthly basis. CAM had 34 aircraft that were under lease at the end of 2008, 32 of them to ABX, ATI and CCIA.

Other Activities

In addition to its ACMI services, the Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. Through a wholly owned subsidiary, the Company operates three U.S. Postal Service (“USPS”) sorting facilities. The Company also provides equipment leasing and maintenance, specialized services for aircraft fuel management and freight logistics. These other business activities do not constitute reportable segments. Other activities include general and administrative expenses not associated with the DHL commercial agreements, including an allocation of ABX’s overhead expenses, starting January 1, 2008.

SEGMENT ANALYSIS

DHL Segment

On May 28, 2008, DHL announced a plan to restructure its U.S. business and negotiate an agreement with United Parcel Service, Inc. (“UPS”) to provide air uplift, sorting and other services for DHL’s U.S. domestic and international shipments within North America. Additionally, under that plan, DHL would take over management of the regional hubs currently managed by ABX throughout the U.S. On November 10, 2008, DHL announced a revised plan to discontinue intra-U.S. domestic pickup and delivery. Instead, DHL has been providing only international services to and from the U.S since late January 2009.

In January 2009, DHL ceased its intra-U.S. domestic pickup and delivery services. As a result, by late January 2009, the regional hubs were closed, the Wilmington-based day sort ceased to operate and all remaining McDonnell Douglas DC-9 aircraft that ABX flew for DHL were removed from the ACMI agreement. At this time, ABX continues to provide airlift and sorting for DHL’s international delivery services through ABX’s Boeing 767 aircraft and staffing at the Wilmington, Ohio night sort operations. ABX provides these services to DHL under the ACMI and Hub Services agreements, as amended in November 2008.

In November 2008, ABX and DHL amended the pricing provisions of the ACMI and Hub Services agreements (“revenue amendment”). The revenue amendment, which became effective October 1, 2008, effectively fixed ABX pre-tax earnings for the DHL agreements for the fourth quarter of 2008 including incremental mark-ups. Under the revenue amendment, ABX billed DHL the base revenues and incremental revenues that ABX would have earned based on its 2008 service and cost performance levels had the DHL restructuring not occurred.

Beginning with DHL’s May 2008 announcement, approximately 4,800 employees were terminated through February 2009. In August 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) and, after DHL’s announcement in November 2008 to discontinue intra-U.S. domestic pickup and air delivery, ABX and DHL amended the S&R agreement. The agreement specifies employee severance and retention benefits that DHL will reimburse ABX for payment to its employees that are displaced in conjunction with DHL’s U.S. restructuring plan. DHL reimburses ABX for the cost of employee severance and retention benefits paid in accordance with the agreement. ABX revenues and expenses for 2008 include $79.4 million for severance and retention benefits incurred under the S&R agreement terminations (see Note E in the accompanying audited financial statements). Additionally, under the S&R agreement, DHL reimburses ABX for employee accrued vacation benefits that ABX pays to terminated employees. Our DHL revenues include $3.2 million in reimbursement of vacation benefits paid to employees.

The table below compares our DHL earnings (in thousands):

	Year Ended December 31,
	2008	2007	2006
ACMI
Base	$6,569	$6,567	$7,041
Vacation reimbursement	816	—	—
Quarterly incremental	2,587	2,345	2,182
Annual incremental	4,433	4,699	5,269

Total ACMI	14,405	13,611	14,492
Hub Services
Base	4,895	5,253	4,945
Vacation reimbursement	2,392	—	—
Quarterly incremental	575	—	951
Annual incremental	2,930	2,315	2,064

Total Hub Services	10,792	7,568	7,960

Total DHL pre-tax earnings	$25,197	$21,179	$22,452

Outlook

Although ABX continues to provide Boeing 767 aircraft and staffing for the Wilmington, Ohio night sort operations for DHL’s international delivery services, continuation of this business will depend on DHL’s strategic plans in the U.S., general economic conditions and the volume of shipments. DHL has not reached an agreement with UPS. DHL has indicated that their network will continue to utilize some ABX Boeing 767 aircraft and Wilmington, Ohio sorting operations to support its international services at least through September 2009. We expect to make further reductions in the number of ABX employees supporting DHL and remove some Boeing 767 aircraft from the DHL network in 2009. Significant restructuring, downsizing and wage concessions will be required to position ABX to competitively pursue longer term ACMI business with DHL. These reductions include the cost of flight crews and aircraft maintenance.

The November 2008 revenue amendment provides for ABX’s DHL pre-tax earnings for the first quarter of 2009 to be $5.6 million above ABX’s expenses that are reimbursable under the DHL ACMI and Hub Services agreements. First-quarter 2009 mark-up will include amounts for service and cost incentives that in prior years were recorded in the fourth quarter. The first quarter revenues will also include the reimbursement of employee vacation payments for ABX employees terminated in the first quarter of 2009. ABX will allocate $0.8 million of overhead expenses toward non–DHL segments in the first quarter of 2009. ABX management expects to finalize a similar revenue arrangement with DHL for the second and third quarters of 2009. At this time, we cannot reasonably estimate revenues or the revenue structure beyond September of 2009.

The S&R agreement includes provisions to pay ABX for crewmember benefits if ABX and the collective bargaining unit for the crewmembers can reach an agreement in regards to the use of those funds for severance, retention or other issues arising from DHL’s U.S. restructuring plan. This is not expected to occur in the first quarter of 2009.

ACMI Services Segment

ACMI Services revenues, excluding reimbursed expenses, were $292.8 million for 2008, increasing $237.3 million compared to 2007. Approximately $18.9 million of this growth was organic to ABX, while the remaining increase resulted from the acquisition of ATI and CCIA. ABX’s organic growth reflects the deployment of four additional Boeing 767 aircraft into service since mid-2007. The ACMI Services segment had a pre-tax loss of $84.1 million for 2008, including impairment charges of $91.2 million. Excluding the impairment charges, the ACMI Services segment had pre-tax earnings of $7.1 million for 2008 compared to $4.6 million for 2007. Segment results for ACMI Services were positively impacted by CCIA and ATI, which contributed $5.0 million to pre-tax earnings in 2008.

In 2008, ABX incurred significant maintenance expenses compared to 2007 periods due to planned C-checks, which are expensed as incurred for Boeing 767-200 aircraft. ABX flight crew wages negatively impacted 2008 results, when ABX flight crews decided not to voluntarily bid for extra flying, as is customary. As a result, ABX assigned the trips at an additional cost. During 2008, ATI and CCIA incurred approximately $1.1 million of expenses (excluding intercompany lease charges of $1.9 million from CAM) while completing the FAA certification process to add aircraft types to their respective operating certificates. ATI added the Boeing 767 to its operating certificate, while CCIA added the Boeing 757.

ACMI Services results included revenues of $8.5 million from Boeing 767 freighter aircraft that ABX supplied during 2008 under a supplemental agreement with DHL. Additionally, ABX charged a carrying cost to DHL for ad hoc usage of ABX Boeing 767 aircraft that were not under the ACMI agreement. Such costs were based on block hours flown and a pre-established rate. The costs are included in ACMI expenses subject to mark-up and accordingly reflected in the DHL segment revenues with a corresponding expense reduction to ACMI Services. ACMI Services expenses were credited $4.3 million for 2008.

The current global economic recession is negatively affecting U.S. customers, including BAX in 2009. ATI and CCIA will each reduce their planned flying for BAX in 2009 by removing aircraft from BAX’s U.S. network. ATI will operate seven aircraft in the BAX network in 2009 compared to nine DC-8 aircraft in 2008, and CCIA will operate ten aircraft in 2009, compared to twelve Boeing 727 aircraft for BAX’s U.S. network in 2008. In accordance with Statements of Financial Accounting Standard (“SFAS”) No. 142, we tested the recorded goodwill associated with ATI and CCIA for impairment. To test the goodwill, we determined the fair values of ATI and CCIA separately using industry market multiples and discounted cash flows, utilizing a market-derived rate of return. After comparing the fair values of each reporting unit to their respective carrying values, the Company recognized an impairment charge of $73.2 million to reduce the combined ATI and CCIA goodwill to $55.4 million in 2008. The impairment charge was precipitated by a large-scale drop in market values of transportation companies and higher costs of capital emerging from the credit crisis in the fourth quarter of 2008. Projected cash flows for the airlines are expected to decline beginning in 2009 due to the deep economic recession. In conjunction with the goodwill test, we recorded a charge of $18.0 million in 2008 to reduce the customer relationship intangibles to their fair value at December 31, 2008.

Outlook

Global shipping volumes continue to decline in 2009. Besides reductions in the number of Boeing 727 and DC-8 aircraft provided to BAX, in March 2009, All Nippon Airways Co. (“ANA”) will terminate the Boeing 767 ACMI operation that ABX provides ANA in Japan. However, aside from the ANA termination, interest for the Boeing 767 remains steady. The fuel efficiency, cubic capacity, payload and operating cost of the Boeing 767 make it a desirable freighter aircraft in medium-range international air cargo markets and in trans-U.S. routes (less than 3,000 nautical miles). In 2009, ABX began a trans-Atlantic service for a large European-based shipper. DHL’s restructuring and CAM’s agreement to dry lease Boeing 767 aircraft to a Miami, Florida based operator beginning in mid-2009 may adversely impact ABX’s operation of two Boeing 767 aircraft into the Central and South America markets.

Our operating results could be impacted by aircraft utilization levels, including the timing difference between the redelivery of a modified aircraft to us and that aircraft’s deployment into revenue service. We begin to incur depreciation expense for each additional aircraft when an aircraft is ready for service. Revenue-generating service may begin sometime later, however, depending on satisfaction of a number of conditions, including international regulations and laws, contract negotiations, flight crew availability, and arranging resources for aircraft handling. New customer agreements typically involve start-up expenses, including those for route authorities, overfly rights, travel and other activities, and may impact future operating results. Additionally, our pre-tax earnings will fluctuate due to the timing of scheduled heavy maintenance, which, under ABX’s policy, are expensed as maintenance is performed.

CAM Segment

Segment earnings for CAM were $18.1 million for 2008 and reflect an allocation of interest expense based on prevailing interest rates and the carrying value of its operating assets. CAM’s 2008 revenues include $44.8 million for the leasing of aircraft to ATI, CCIA and ABX. At December 31, 2008, CAM had 32 aircraft that were under lease to subsidiaries of the Company. During 2008, CAM began leasing two Boeing 767 aircraft to an external customer under a long-term lease. CAM had two Boeing 767 aircraft and one Boeing 757 aircraft that were undergoing freighter modification as of December 31, 2008. One Boeing 767 and the Boeing 757 went into service during the first quarter of 2009, while the remaining aircraft is expected to become ready for service during 2009. In February 2009, CAM finalized a lease agreement to provide Boeing 767 aircraft to a Miami, Florida based operator. The lease agreement, which is for two aircraft, is expected to begin in the second quarter of 2009 and includes the option to lease up to three more Boeing 767 aircraft. In March 2009, CAM signed an agreement to lease a Boeing 767 to a Canadian carrier under a three-year term.

Outlook

ATSG expects CAM to add more Boeing 767 aircraft to its fleet over the next two years. On September 15, 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to 14 Boeing 767-200 to full freighter configuration. ATSG plans to modify several of the 23 Boeing 767 aircraft that are currently under contract to DHL under the ACMI agreement to a standard freighter configuration as the aircraft are removed from the DHL network. The conversion primarily consists of the installation of a standard cargo door and loading system replacing the passenger door and loading system currently in the aircraft. To finance the conversions, management anticipates that it will sell nearly all of the remaining DC-9 aircraft to DHL under the aircraft put provisions of the ACMI agreement. Additionally, management expects to put to DHL several of the non-standard freighter Boeing 767 aircraft that are currently under the ACMI agreement.

As ATSG’s Boeing 767 aircraft become available for service, we anticipate that some portion of them will be leased to other airlines, while some may be operated by an ATSG airline. We will make the decision to deploy each aircraft either in our airlines’ operations or in leasing arrangements, depending on which alternative will generate the higher return on capital.

Other Activities

Revenues from Other activities increased $10.5 million to $46.4 million in 2008 compared to 2007. Increased revenues were primarily a result of an increase in aircraft parts sales and maintenance services when compared to 2007. Of this increase, $10.0 million was for the inter-company aircraft part sales and maintenance services within the ATSG companies. Internal sales and earnings were eliminated from the consolidated results.

Pre-tax earnings from other activities were $7.1 million in 2008 compared to $5.9 million in 2007. Pre-tax earnings in 2008 included a net gain of approximately $5.8 million related to the disposition of an ABX Boeing 767 aircraft that experienced a fire prior to engine start. The aircraft was fully insured and the Company’s insurer rendered the aircraft a complete loss. This gain was offset in 2008 by expenses resulting from an arbitration matter with DHL. In accordance with the arbitrator’s ruling, ABX recorded a $2.5 million non-reimbursable expense in 2008 for professional fees stemming from ASTAR Air Cargo’s (“ASTAR”) 2007 indication of interest and issued a corresponding expense credit to DHL. Additionally, ABX and DHL agreed to an overhead allocation of $3.2 million for 2008, thus reducing revenue from DHL and increasing non-DHL expenses accordingly.

Outlook

ATSG’s diversification plans for 2009 include the establishment of a new ATSG subsidiary to compete separately as an aircraft maintenance and repair organization (“MRO”). Management believes that organizing the aircraft maintenance capabilities separately from ABX will facilitate a cost structure and marketing organization which can better compete in the aircraft maintenance industry. The MRO will operate as a Federal Aviation Administration (“FAA”) certificated 145 repair station, initially utilizing the Wilmington, Ohio facilities including hangars and a component shop leased by ABX from DHL. The MRO subsidiary can leverage the Company’s existing engineering skills and experience to perform airframe maintenance, component repairs, part sales, line maintenance and avionics modifications.

CHI

ATSG acquired all outstanding ownership of CHI on December 31, 2007. CHI was the parent company of CCIA, ATI and CAM. The purchase price for all of CHI’s equity securities was approximately $259 million, consisting of approximately $215 million in cash from the Company, $18 million in cash from CHI and the value of four million common shares of the Company, valued at $25 million, which were issued to certain shareholders. ATSG also repaid $101 million of CHI’s existing indebtedness under its senior credit facility and acquired approximately $20 million in CHI cash. The overall transaction value was approximately $340 million. The Company obtained $270 million of these funds from a new unsubordinated term loan. We believe the acquisition of CHI and its wholly owned subsidiaries will result in a number of strategic benefits, including improved economies from a larger base of operations and expanded market leadership in 767 freighter services. We have continued the business operations of CHI’s subsidiaries with largely the same management and employee team that was in place at the time of the acquistion.

The acquisition of CHI had a significant impact on the Company’s financial results. Unaudited pro forma combined financial information for 2007 and 2006 is presented in note B of the accompanying consolidated financial statements. The unaudited pro forma information is not necessarily indicative of what the Company’s results of operations actually would have been had the acquisition been completed by the earlier dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future financial position or operating results of the combined company. The unaudited pro forma financial information was prepared using the purchase method of accounting with ATSG treated as the acquirer. Accordingly, the historical consolidated financial information has been adjusted to give effect to the impact of the consideration issued in connection with the acquisition. More detailed unaudited pro forma results and the basis of adjustments are included in ATSG’s 8-K/A submitted for filing with the Securities and Exchange Commission on March 14, 2008.

In December 2008, the Company recorded an impairment charge against the goodwill and acquired intangibles associated with the CHI acquisition. These charges are described above under the analysis for the ACMI Services segment.

A summary of our revenues, expenses and pre-tax earnings is shown below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues:
DHL
ACMI
Base mark-up	$417,493	$445,390	$466,967
Incremental mark-up	7,020	7,044	7,451

Total ACMI	424,513	452,434	474,418
Hub Services
Base mark-up	253,754	314,687	400,336
Incremental mark-up	3,505	2,316	3,015

Total Hub Services	257,259	317,003	403,351
Other Reimbursable	470,088	313,506	334,101

Total DHL	1,151,860	1,082,943	1,211,870
ACMI Services
Charter and ACMI	292,836	55,580	24,440
Other Reimbursable	128,174	—	—

Total ACMI Services	421,010	55,580	24,440
CAM	47,480	—	—
Other Activities	46,444	35,992	24,051

Total Revenues	1,666,794	1,174,515	1,260,361

Eliminate internal revenues	(56,048)	—	—

Customer Revenues	$1,610,746	$1,174,515	$1,260,361

Pre-Tax Earnings:
DHL Contracts
ACMI	$14,405	$13,611	$14,492
Hub Services	10,792	7,568	7,960
Other Reimbursable	—	—	—

Total DHL	25,197	21,179	22,452
ACMI Services	7,147	4,564	3,704
Impairments—ACMI Services	(91,241)	—	—
CAM, inclusive of interest expense	18,102	—	—
Other Activities and non-reimbursed overhead	7,070	5,898	4,695
Net non-reimbursed interest income (expense)	(12,104)	1,647	5,162

Total Pre-Tax Earnings	$(45,829)	$33,288	$36,013

RESULTS OF OPERATIONS

2008 compared to 2007

Summary

Consolidated customer revenues increased $436.2 million, or 37%, in 2008 compared to 2007, primarily due to the acquisition of CHI on December 31, 2007. Revenues from CHI comprised approximately $352.7 million of the increase in consolidated revenues over 2007. Revenues from the DHL agreements increased approximately $68.9 million for 2008, as higher aircraft fuel prices drove reimbursable revenues up approximately 50% and outpaced declines in ABX’s revenues from costs subject to mark-up.

For 2008, the Company recorded a net loss of $56.0 million, compared to net earnings of $19.6 million for 2007. Pre-tax earnings for 2008, excluding the $91.2 million of impairment charges on goodwill and intangibles, increased $12.1 million, or 36%, to $45.4 million compared to $33.3 million for 2007. The CHI operations, including CAM, ATI and CCIA accounted for $18.0 million of this increase after deducting interest expenses associated with the acquisition financing. Pre-tax earnings from the DHL segment increased $4.0 million in 2008 compared to 2007 and the Company recorded a gain of $5.8 million in 2008 related to the disposition of an ABX Boeing 767 aircraft. Results for 2008 compared to 2007 were negatively impacted by declines in interest income of $2.2 million, a charge of $2.5 million associated with the ASTAR indication of interest as required by an arbitration ruling, $3.2 million for the allocation of overhead expenses which were not reimbursed by DHL, increased other non-reimbursed interest costs of approximately $5.0 million, professional fees related to the DHL arbitration, increased corporate and administrative expenses and other expenses to support new business development.

Operating Expenses

Our expenses are driven by operational variables, including the number of aircraft hours flown and the volume and size of packages handled for DHL. Pounds processed reflect the weight of a package at multiple times as it moves through the network.

	Year Ended December 31,		Percentage
	2008	2007	Increase (Decrease)
Pounds processed for DHL (in millions)	2,054	2,686	(24%)
DHL agreement aircraft block hours flown	86,480	94,098	(8%)
ACMI Services aircraft block hours flown	55,616	14,414	286%

Aircraft block hours flown for the DHL ACMI agreement declined 8% in 2008 compared to 2007, due to the removal of DC-9 aircraft starting in June 2008 and the removal of seven aircraft from service in 2007. Aircraft block hours flown by the ACMI segment increased in 2008 compared to 2007, reflecting the acquisition of CCIA and ATI on December 31, 2007 and the deployment of four Boeing 767 aircraft by ABX since mid-2007.

Salaries, wages and benefits expense increased by $64.8 million during 2008 compared to 2007. The expense included $47.2 million for CHI salaries, wages and benefits during 2008. The increase reflects $45.4 million for employee retention benefits incurred as a result of the DHL restructuring. In 2008, the pension expense includes a net charge of $6.0 million to recognize prior service costs of employees terminated in conjunction with the DHL restructuring. During 2008, ABX salaries and wages declined $36.3 million due to reductions in personnel necessary to operate the main airport hub in Wilmington, Ohio and the regional hubs. The operations decreased as DHL’s restructuring led to a decrease in pieces processed for DHL of 28%.

Fuel expense increased by $250.4 million in 2008 compared to 2007. CHI accounted for $173.2 million of the fuel increase. In addition to fuel for the CHI operations, the average price of aviation fuel increased significantly in 2008 compared to 2007. The average price of a gallon of aviation fuel increased 46% in 2008 compared to 2007.

Maintenance, materials and repairs increased $8.5 million during 2008 compared to 2007. The acquisition of CHI accounted for $15.8 million of the increase during the year ended December 31, 2008. ABX’s maintenance expenses declined due to reductions in its aircraft fleet.

Depreciation and amortization expense increased by $42.7 million during the year ended December 31, 2008 compared to 2007. The acquisition of CHI accounted for $37.7 million of the depreciation and amortization expense in 2008. The remaining increase reflects the addition of four Boeing 767-200 aircraft that ABX placed in service since mid-2007.

Landing and ramp expense, which includes the cost of deicing chemicals, increased by $11.0 million during the year ended December 31, 2008 compared to 2007. The acquisition of CHI accounted for $10.7 million of the increase in 2008, while increased deicing expenses accounted for most of the remaining increase in expense.

Travel expense increased by $8.3 million during the year ended December 31, 2008 compared to 2007. The CHI operations accounted for $11.8 million of the increase in 2008. ABX’s travel expenses declined in 2008 compared to 2007 when ABX was rotating crews to Japan. In 2008, ABX established a domicile in Japan, reducing crew travel.

Insurance expense increased by $5.3 million during the year ended December 31, 2008 compared to 2007. The CHI operations accounted for nearly all of the increase in 2008 with $5.1 million of insurance expenses during the year.

Other operating expenses include professional fees, utilities, costs of parts sold to non-DHL customers, supplies and gains and losses from the disposition of aircraft. Other operating expenses increased by $5.3 million, net of a $5.8 million gain on an aircraft disposition due to a fire. The increase for 2008 included $9.8 million of expenses for the inclusion of the CHI operations.

Interest Income and Expense

Interest expense increased by $22.9 million for the year ended December 31, 2008 compared to 2007. Interest expense increased by approximately $17.3 million for the unsubordinated term loan used to finance the Company’s purchase of CHI. During 2008, the Company had at times drawn from the revolving credit facility. Interest expense for 2008 includes interest for draws from the revolving credit facility and reflects an expense for a whole year of borrowings under four aircraft term loans executed in 2007.

Interest income decreased by $2.2 million for the year ended December 31, 2008 compared to 2007 due to lower invested balances and short-term interest rates on our cash, cash equivalents and marketable securities.

Income Tax

Income tax expense was $10.2 and $13.7 million for 2008 and 2007, respectively. The overall effective tax rate for 2008 was 22% of pre-tax earnings. The Company’s effective tax rate for 2008 was approximately 37% of pre-tax earnings after adjusting for approximately $73.2 million of non-deductible impairment charges, compared to 41% in 2007. Certain discrete items reduced the effective tax rate in 2008 compared to 2007. Due to the completion of an IRS examination by the Company, the Company recorded a $1.3 million reduction to its FIN 48 liabilities in 2008. This decrease in the liability is reflected on the financial statements as an increase to the net operating loss (“NOLs”), deferred tax assets and a deferred tax benefit. During 2008, the Company placed a tax-effected valuation allowance against state deferred tax assets of $0.6 million due to uncertainties in the contract between ABX and DHL. It is uncertain if ABX will continue to fly to all of the states represented by the state NOL deferred tax assets after DHL restructures its air network, thus limiting our ability to fully utilize them.

As of December 31, 2008, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $101 million, which will begin to expire in 2023. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes for the next three years. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

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

Segment Analysis

DHL Segment

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

ACMI Services Segment

ACMI services segment revenues were $55.6 million for 2007 and grew 127.4% compared to 2006. The growth of our ACMI services revenues reflects the deployment of seven additional Boeing 767 aircraft into service since 2006, including two aircraft contracted to All Nippon Airways Co. (“ANA”). Under the agreement, which began on May 15, 2007, we supported ANA’s cargo in Japan, China and Thailand.

Pre-tax earnings from the charter segment were $4.6 million for 2007 compared to $3.7 million for 2006. Pre-tax earnings from the charter segment in 2007 were negatively impacted by the start-up time necessary to get newly delivered aircraft deployed for customers and the timing of scheduled heavy maintenance. Additionally, our margins during 2007 were hurt by high aircraft crewing expenses in our Asia start-up operations. Efforts to cooperatively find a long-term alternative to a foreign domicile at the request of the pilots’ union proved unsuccessful. We initially implemented a temporary crew rotation plan for the Asian operations that was too costly to maintain. In December 2007, we established a crew domicile in Japan under the provisions of our collective bargaining agreement.

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

Operating Expenses

The table below summarizes certain operational measures that affected ABX’s expense levels.

	Year Ended December 31,		Percentage
	2007	2006	Increase (Decrease)
Pounds processed for DHL (millions)	2,686	2,817	(5%)
DHL agreement aircraft block hours flown	94,098	101,014	(7%)
Charter segment aircraft block hours flown	14,414	6,382	126%

Aircraft block hours flown for the DHL ACMI agreement declined by 7% in 2007 compared to 2006, due to the removal of DC-9 and DC-8 aircraft in 2006 and 2007. Aircraft block hours flown for Charter segment customers increased by 126% in 2007 compared to 2006, reflecting the deployment of ten Boeing 767 aircraft since April 2006.

Salaries, wages and benefits expense decreased by approximately 3% during 2007 compared to 2006. The decrease reflects an approximately 1.3% decrease in part-time and full-time staffing levels compared to 2006 and includes transferring the Allentown, Pennsylvania hub operation to DHL in January 2007, the Riverside, California hub operation in June 2007, and the South Bend, Indiana hub operation in November 2007.

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

Maintenance, materials and repairs decreased by approximately 4% during 2007 compared to 2006. The primary reason for the decrease was reduced spending on scheduled heavy maintenance checks for aircraft, which was a result of DHL’s removal of aircraft from operations under the ACMI agreement.

Depreciation and amortization expense increased by $6.1 million in 2007 compared to 2006. The increase is primarily a result of seven additional Boeing 767 aircraft that we placed in service in 2007. Our depreciation expense for 2008 will be impacted by the timing of the additional Boeing 767s and 757s we anticipate placing into service.

Landing and ramp expense, which includes the cost of deicing chemicals, increased by 22.9% in 2007 compared to 2006. These expenses increased due to the more difficult winter weather experienced during the first quarter of 2007 compared to the first quarter of 2006.

Purchased line-haul and yard management expenses decreased by $82.2 million, or 93.2%, during 2007 compared to 2006. The decrease is primarily a result of DHL assuming management of its line-haul trucking operations from ABX in May 2006.

Travel expenses increased by $6.5 million in 2007 compared to 2006. The increase is driven by Asian travel cost in the ACMI services segment when ABX began rotating crews to Japan.

Insurance expenses decreased by $0.8 in 2007 compared to 2006. The decrease is due to a change in the insurance providers and resulting decrease in premiums.

Other operating expenses include professional fees, utilities, costs of parts sold to non-DHL customers and packaging supplies. Other operating expenses increased by $1.1 million in 2007 compared to 2006. The increase is driven by increased impairments costs of $0.7 million in 2007 compared to $0.3 million in 2006. Additionally, the increase in 2007 includes increases in the cost of parts and services sold.

Interest Income and Expense

Our interest expense for 2007 increased $2.5 million to $14.1 million compared to 2006. The increase in interest expense is a result of seven Boeing 767 aircraft financed through December 31, 2007.

Interest income decreased $0.2 million during 2007 compared to 2006 due to lower cash balances and lower interest rates in 2007 compared to 2006.

Income Tax

Our effective tax rate for 2007 was approximately 41%. The increase in the effective tax rate for 2007 is due to an increase in non-deductible expenses. In the third quarter and the first nine months of 2006, income tax expense was offset by reductions in the tax valuation allowance.

In the fourth quarter of 2006, we recorded an income tax benefit to completely reverse the remaining valuation allowance on the Company’s deferred tax assets. The valuation allowance had originally been placed on income tax carryforwards and other deferred tax assets since ABX’s separation from Airborne, Inc. in August 2003. The allowance was originally recorded due to a significant operating loss at that time and uncertainty in ABX’s future earnings prospects. ABX’s former parent, Airborne, Inc., which had been our predominant source of business for over twenty years, was acquired by DHL in 2003.

Since that time, the Company has generated annual pre-tax earnings in each year. The Company diversified its revenues and earnings, growing non-Airborne/DHL revenues from $16.6 million in 2002 to $91.6 million in 2007. Our projections of taxable income and a successful implementation of diversification strategies, combined with a four-year record of profitable results, indicate it is more likely than not that all the deferred tax assets will be realized prior to their expiration. As a result, the asset valuation allowance that had been placed on income tax carryforwards and other deferred tax assets were completely reversed in 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Commitments

As of December 31, 2008, the Company had two Boeing 767 and one Boeing 757 aircraft in various stages of modification from passenger to a standard freighter configuration. We have contracted with aircraft maintenance and modification providers to convert these aircraft from passenger to standard freighter configuration. Based on the most current projections, we expect to place all three of these aircraft into service during 2009 as modifications are completed. The estimated cost of the remaining anticipated modification work approximated $11.5 million as of December 31, 2008, all of which is expected to be paid in 2009. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.0 million after the aircraft is completely modified to freighter configuration, which we anticipate in 2009.

The table below summarizes the Company’s contractual obligations and commercial commitments (in thousands) as of December 31, 2008. It does not include cash contributions for pension funding due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $38.7 million scheduled to be paid in 2009, which is discussed under “Cash Flows” in Note L to the accompanying consolidated financial statements. The long-term debt bears interest at 5.00% to 8.55% per annum.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt, including interest payments	$599,171	$68,174	$101,181	$219,168	$210,648
Capital lease obligations	87,948	22,151	39,995	9,324	16,478
Operating leases	23,156	11,732	8,061	2,947	416
Unconditional purchase obligations	47,822	47,822	—	—	—
Employee severance and retention benefits	67,846	67,846	—	—	—
Uncertain tax positions	3,235	—	3,235

Total contractual cash obligations	$829,178	$217,725	$152,472	$231,439	$227,542

The unconditional purchase obligations consist of commitments to acquire and modify aircraft to a standard cargo configuration. We plan to finance the cost of modifying the aircraft with existing cash, cash generated from aircraft sold to DHL under existing put options and cash generated from operations during the modification period. ABX has an agreement with DHL to provide employee severance benefits, retention payments and vacation payouts to ABX employees that are affected by DHL’s restructuring plans. DHL is contractually obligated to reimburse ABX after ABX makes the related benefit payments. The table includes the contingent FASB Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) liability of $3.2 million. At December 31, 2008, the total amount of unrecognized tax benefits of $5.5 million includes $3.2 million recorded as a non-current FIN 48 liability that would be paid from cash and a $2.3 million reduction to the net operating loss deferred tax asset. The amount of the FIN 48 liability and the timing of its recognition are subject to significant uncertainty and are contingent on the occurrence of future events, such as audits and examinations by various income tax authorities.

Provisions of the Company’s Credit Agreement require that cash proceeds from the sale of equipment and recoveries from insurance proceeds must be reinvested in like kind assets within 180 days of receipt or remitted as a repayment against the term loan. Aggregate proceeds exceeding $75.0 million in a calendar year must be remitted as a repayment against the term loan, except that the Company is not required to remit proceeds from the put of aircraft to DHL toward the term loan.

Cash flows

Operating cash flows were $161.7 million, $95.5 million and $65.0 million for 2008, 2007 and 2006, respectively. Increased cash flows in 2008 compared to previous years were driven primarily by expanded business operations due to the acquisition of CHI.

Capital Expenditures

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $111.9 million in 2008 compared to $160.2 million and $99.6 million in 2007 and 2006, respectively. Capital expenditures in 2008 included cargo modification costs for nine aircraft. Our capital expenditures for 2007 included the cargo modification costs for eleven aircraft. Our capital expenditures in 2006 included the acquisitions of eight Boeing 767 aircraft and cargo modification costs for nine aircraft. During 2008, we completed six cargo modifications, and in 2007, we completed seven. We estimate the total level of capital spending for 2009 will be approximately $126 million.

Proceeds from the disposal of equipment included $30.3 million in 2008 from insurance proceeds for an aircraft. During 2008, the aircraft experienced a fire prior to engine start and was rendered a complete loss by the Company’s insurer.

Proceeds from Borrowing

During 2008, the Company drew $38.5 million on the revolver loan and made principal payments of $116.8 million. The principal payments included $47.5 million paid by a subsidiary of the Company to the lead banks of the Credit Agreement to invest in the Company’s unsubordinated term loan. This intercompany loan is eliminated in consolidation, reflecting the Company’s net unsubordinated term loan position of $222.5 million. During 2007, the Company raised $378.8 million to finance five Boeing aircraft and the acquisition of CHI. During 2008, debt origination costs were $1.5 million.

Liquidity

At December 31, 2008, the Company had approximately $116.1 million of cash balances and marketable securities. The Company had $36.8 million of unused credit facility, net of outstanding letters of credit of $19.7 million, through a syndicated Credit Agreement that expires in December 2012.

Credit Agreement

Through its Credit Agreement, the Company has a syndicated, unsubordinated term loan and a revolving credit facility that are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not separately collateralized under aircraft loans or capital leases. The lenders currently consist of 16 U.S.-based banks. Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default including unspecified events that may have material adverse effects on the Company. The conditions of the Credit Agreement and the aircraft loans cross-default.

DHL’s U.S. restructuring announcement, turmoil in the global financial markets and the crisis in the U.S. credit market could affect the Company’s access to liquidity. Certain lenders have questioned whether DHL’s decision to restructure its U.S. business constitutes a material adverse event (“MAE”) under provisions of the Credit Agreement and aircraft loans. If a lender within the Credit Agreement declares an MAE, availability under the revolving credit facility will be reduced by the lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an

MAE exists at the time the borrowers attempt to borrow under the Credit Facility, they can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. The Company is not currently aware of any events of default, under the Credit Agreement. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. Given the current credit crisis and DHL’s U.S. restructuring plan, the interest rates and other costs of a renegotiated or new facility, assuming the Company could obtain a new facility, would be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Agreement.

Pension Obligations

Scheduled cash contributions to the defined benefit pension plans are currently estimated to be at least $36.4 million in 2009. We will periodically evaluate whether to make additional contributions. Funding for the contributions will be generated primarily from ABX’s operating agreements with DHL.

The Company provides defined benefit pension plans to certain employee groups (see Note L in the accompanying consolidated financial statements). The turbulence in the financial markets has negatively affected the Company’s funded pension plans. Investment losses in 2008 of approximately 24% of plan assets decreased the funded status of the plans and increased ABX’s pension liability. Based on existing laws, the increase in the unfunded status could increase the contributions which ABX is expected to make into the plans in 2009 or become subject to penalty. Since DHL’s strategic announcement in May 2008, the Pension Benefits Guaranty Corporation (“PBGC”), a governmental company that insures pension plan benefits in the U.S., has made several inquiries of management regarding the plans’ status, and as to DHL’s intentions with respect to providing additional plan funding. The Company has approached DHL to request that DHL make additional contributions to strengthen the funded status of the plans. Discussions with DHL are ongoing and the outcome uncertain. The PBGC has broad authority over pension funding and could compel ABX to terminate and settle the plans.

DHL Note

In 2008, DHL made a demand for payment in full of the unsecured promissory note. In its demand, DHL asserted that the acquisition by the Company of CHI and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the unsecured promissory note. On March 16, 2009, the Company and DHL reached an agreement to amend the unsecured DHL promissory note. The Company agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance in 2009. Further, DHL agreed it would forever discharge its claim that the Company’s acquisition of CHI and the related financing transaction, constituted a “change of control.” Based on the anticipated principal payment in 2009, the Company’s balance sheet as of December 31, 2008 reflects $15.0 million of the $92.3 million DHL note as a current liability. The due date of August 2028 for the remaining $31.0 million remains unchanged. Until that time, the DHL note continues to bear interest at a rate of 5% per annum and DHL will continue to reimburse ABX the interest expense from the note at least through 2012. The DHL note will include certain covenants and events of default.

The ACMI agreement allows ABX to put aircraft under contract to DHL, requiring DHL to buy such aircraft from ABX at the lesser of book value or fair market value. If ABX’s stand-alone stockholders’ equity, as distinguished from ATSG’s, is greater than $100 million, as it is at this time, any amount by which fair market value is less than net book value would be recorded as an operating charge. If ABX’s stand-alone stockholders’ equity is less than or equal to $100 million at the time of sale, any amount by which the appraised fair market value is less than net book value would be applied to a promissory note ABX owes to DHL. For purposes of applying the $100 million stockholders’ equity threshold, ABX’s stand-alone stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

Aircraft leases

On March 16, 2009, the Company and DHL executed a memorandum of understanding related to Boeing 767 aircraft leases (“MOU”). If a definitive agreement is consummated, DHL would have the option to lease from ABX four Boeing 767 aircraft under 64.5 month lease terms commencing August 15, 2010.

DHL would assume all of ABX’s financial obligations for five other Boeing 767 aircraft currently under capital leases, retroactive to January 31, 2009. ABX would grant DHL a credit of $10 million as prepaid rent toward the four aircraft leases. DHL would have until February 15, 2010 to exercise the lease option on each aircraft. If DHL does not exercise its lease option for an aircraft, ABX would pay DHL $2.5 million of the prepaid rent credit. At DHL’s request, ABX would continue to operate the five Boeing 767 aircraft, currently under lease, for DHL under the ACMI agreement after the aircraft have been transferred to DHL. As of December 31, 2008, the Company’s balance sheet reflected approximately $52.8 million of debt obligations and $22.2 million of net book value related to these five aircraft. The Company will account for DHL’s assumption of the obligations and disposition of the aircraft to DHL when these events occur. The MOU expires on April 10, 2009.

Outlook

The Company’s financial condition will depend in part on ABX’s contractual termination rights and management’s ability to negotiate contract termination payments with DHL. Additionally, the Company’s financial condition will be impacted by negotiations between ABX’s management and the pilots’ collective bargaining unit. Significant wage concessions and productivity gains are required to position ABX competitively in the market.

Management currently believes that the Company has adequate sources of liquidity in place to operate its businesses, make planned capital expenditures, meet its anticipated financial obligations and remain in compliance with its financial covenants during 2009. These sources of liquidity include its internally generated cash flows, funds from the sale of aircraft to DHL and the availability of credit under the Company’s Credit Agreement. There are circumstances beyond the Company’s control that could adversely impact liquidity in the near term, such as 1) weakening demand for Boeing 767 aircraft, 2) the failure of DHL to provide adequate funding for termination and wind-down costs being incurred by ABX as a result of DHL’s restructuring of its U.S. operations, or 3) a decision by the Company’s lenders to declare an event of default under the Credit Agreement.

If Management should conclude that the Company has insufficient liquidity to fund its operations, it would carefully evaluate a number of alternatives to address the situation including the sale of assets, the suspension of planned capital expenditures, further cost reductions in its operations, the securing of additional financing or seeking relief from its creditors.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in any material unconsolidated SPE transactions.

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

In November 2008, ABX and DHL amended the ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the fourth quarter of 2008 and the first quarter of 2009.

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

Goodwill and Intangible Assets

Goodwill arises from business acquisitions and represents the excess of the purchase price over the fair value of the assets acquired. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” (“SFAS 142”) we assess in the fourth quarter of each year whether goodwill acquired in the acquisition of CHI is impaired. Additional impairment assessments may be performed on an interim basis if the Company finds it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually.

Application of the goodwill impairment test requires significant judgment, including the determination of the fair value of each reporting unit that has goodwill. The Company has three reporting units, ATI, CCIA and CAM that have goodwill. We estimate the fair value of the reporting units separately using a market approach and an income approach utilizing discounted cash flows applied to market-derived rate of return. The market approach utilizes market multiples from comparable publicly traded companies. The market multiples include revenues, EBIT (earnings before interest and taxes) and EBITDA (earnings before interest, taxes, depreciation and amortization). Assumptions critical to the fair value estimates under the discounted cash flow models include discount rates, cash flow projections, projected long-term growth rates and the determination of terminal values. The first step of the impairment test requires a comparison of the fair value of the reporting unit to its respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step is performed. In the second step, fair values are assigned to all of the assets and liabilities of a reporting unit, including any unrecognized intangible assets, and the implied fair value of goodwill is calculated. If the implied fair value of goodwill is less than the recorded goodwill, an impairment loss is recorded for the difference and charged to operations.

SFAS 142 does not allow the recognition of a reporting unit’s implied goodwill that may be greater than the recorded goodwill. Therefore, the Company may be required to record goodwill impairments, even when the aggregate fair value of its reporting units may increase.

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

Self-Insurance

We self-insure certain claims relating to workers compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers compensation, an independent actuarial evaluation. Changes in claim severity and frequency could result in actual claims being materially different than the costs provided for in our annual results of operations. We maintain excess claim coverage with common insurance carriers to mitigate our exposure to large claim losses.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of expected future tax consequences could materially impact the Company’s financial position or its results of operations.

The Company has significant deferred tax assets including net operating loss carryforwards (“NOL CFs”) for federal income tax purposes which begin to expire in 2023. Based upon projections of taxable income, we determined that it was more likely than not that all the net deferred tax assets, including the NOL CF’s will be realized prior to their expiration. Accordingly, we do not have an allowance against deferred tax assets at this time.

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

Our actuarial valuation includes an assumed long-term rate of return on plan assets of 7.5%. Our assumed rate of return is based on a targeted long-term investment allocation of 50% equity securities, 45% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2008 was 39.8% equities, 51.6% fixed income, 4.1% real estate and 4.5% cash. The Company’s pension investments include $226 million (62% of the Company’s assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, multi-fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.

In evaluating our assumption regarding expected long-term investment returns on plan assets, we consider a number of factors including: our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio and long-term inflation assumptions. The selection of the expected return rate materially affects our pension costs. We reduced our expected long-term rate of return from 8% to 7.5% after analyzing current expected returns on investment vehicles. If we were to lower our long-term rate of return assumption by a hypothetical 100 basis points, expense in 2008 would be increased by approximately $6.4 million. We use a market value of assets as of the measurement date for determining pension expense.

In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note L to the accompanying consolidated financial statements) but also affects the succeeding year’s pension and post-retirement healthcare costs. The discount rates selected for December 31, 2008, based on the method described above, was 5.85% for three plans and 6.20% for two plans. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2009 would be increased by approximately $17.0 million.

The assumed future increase in salaries and wages is also a significant estimate in determining pension costs. In selecting this assumption, we consider ABX’s historical wage and pensionable earnings increases, future wage increase projections, ABX’s collective bargaining agreements with its flight crewmembers, and inflation. We have used a 4.0% salary increase assumption for ABX’s non-flight crewmembers and a 4.5% salary increase for flight crewmembers in 2008 and will use the same assumptions for 2009. In 2008, if we used a salary increase assumption which was 100 basis points higher than that used, pension costs would have increased by approximately $1.8 million.

The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense (in thousands):

	Effect of change
		December 31, 2008
Change in assumption	2008 Pension expense	Funded status	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$6,409	$(4,546)	$4,546
50 basis point decrease in discount rate	16,961	(49,745)	49,745
100 basis point increase in compensation rates	1,788	(4,039)	4,039
Aggregate effect of all the above changes	25,691	(59,486)	59,486

Exit Activities

We account for the costs associated with exit activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee that it will no longer require the services of the employee beyond a minimum retention period. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” in the event that a significant number of employees are terminated or a pension plan is suspended.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination or prior to the adoption of fresh start reporting. Under SFAS 141, any reduction in the valuation allowance as a result of the recognition of deferred tax assets is adjusted through goodwill, followed by other indefinite-lived intangible assets until the net carrying costs of these assets is zero. By contrast, SFAS 141R requires that any reduction in this valuation allowance be reflected through the income tax provision. SFAS 141R also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company currently has controlling interests in all subsidiaries; therefore, management expects this standard to have no impact on its financial statements.

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

The Company also faces financial exposure to changes in interest rates. As of December 31, 2008, we have $240.7 million of fixed interest rate debt and $271.8 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Some of this risk was mitigated during 2008, as a portion of our interest expense for the debt with variable rate risk was marked up and charged to DHL under our ACMI agreement. At December 31, 2008, $241.0 million of the $271.8 million of variable rate debt outstanding had interest that was not marked up and was not charged to DHL under this agreement. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $4.0 million for the year ended December 31, 2008.

The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long-term debt through a hypothetical 20% increase in interest rates. As of December 31, 2008, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate debt by approximately $24.3 million.

To reduce our exposure to rising interest rates on anticipated aircraft financing transactions, we entered into five forward treasury lock agreements (“treasury locks”) with a major U.S. financial institution during the first quarter of 2006. The value of the treasury locks were also based on the ten-year U.S. Treasury rates, effectively countering the effect of changing interest rates on the anticipated financing transactions. The last outstanding treasury lock was settled in cash in July 2007, near the forecasted execution date of the anticipated financing transaction. See Note M in the accompanying consolidated financial statements for discussion of our accounting treatment for these hedging transactions.

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

We are exposed to concentration of credit risk primarily through cash deposits, cash equivalents, marketable securities and derivatives. As part of our risk management process, we monitor and evaluate the credit standing of the financial institutions with which we do business. The financial institutions with which we do business are generally highly rated. We are exposed to counterparty risk, which is the loss we could incur if a counterparty to a derivative contract defaulted.

At December 31, 2008, the ABX defined benefit pension plan had total investment assets of $366.6 million under investment management. See Note L in the accompanying consolidated financial statements for further discussion of these assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Air Transport Services Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. (formerly ABX Holdings, Inc.) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note D to the consolidated financial statements, the Company’s principal customer is restructuring its U.S. business which could result in the loss of substantially all revenues from the principal customer.

As discussed in Note L to the consolidated financial statements, the defined benefit postretirement plan assets include investments of $226,000,000 and $191,000,000 as of December 31, 2008 and 2007, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based on information provided by the fund managers or the general partners.

As discussed in Note L to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)), effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dayton, Ohio

March 23, 2009

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,114	$59,271
Marketable securities—available-for-sale	26	49,636
Accounts receivable, net of allowance of $469 and $363 in 2008 and 2007, respectively	24,495	30,071
Due from DHL	63,362	25,268
Inventory	11,259	14,701
Prepaid supplies and other	11,151	19,621
Deferred income taxes	20,172	19,262
Aircraft and engines held for sale	2,353	1,896

TOTAL CURRENT ASSETS	248,932	219,726
Property and equipment, net	671,552	690,813
Other assets	25,281	26,280
Deferred income taxes	54,807	15,794
Intangibles	11,000	31,700
Goodwill	89,777	178,654

TOTAL ASSETS	$1,101,349	$1,162,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,618	$76,425
Accrued salaries, wages and benefits	63,500	64,560
Accrued severence and retention	67,846	—
Accrued expenses	13,772	11,266
Current portion of debt obligations	61,858	22,815
Unearned revenue	14,813	21,046

TOTAL CURRENT LIABILITIES	258,407	196,112
Long-term obligations	450,628	567,987
Post-retirement liabilities	294,881	186,338
Other liabilities	17,041	12,527
Commitments and contingencies (Note K)

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,247,312 and 62,650,278 shares issued and outstanding in 2008 and 2007, respectively	632	626
Additional paid-in capital	460,155	458,091
Accumulated deficit	(245,534)	(189,544)
Accumulated other comprehensive loss	(134,861)	(69,170)

TOTAL STOCKHOLDERS’ EQUITY	80,392	200,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,101,349	$1,162,967

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31
	2008	2007	2006
REVENUES	$1,610,746	$1,174,515	$1,260,361
OPERATING EXPENSES:
Salaries, wages and benefits	681,964	617,172	635,015
Fuel	513,703	263,352	262,948
Maintenance, materials and repairs	101,778	93,254	97,108
Depreciation and amortization	94,451	51,747	45,660
Landing and ramp	36,956	25,924	21,099
Travel	30,111	21,797	15,260
Rent	12,976	9,656	9,716
Insurance	11,343	5,994	6,828
Purchased line-haul and yard management	5,195	5,980	88,223
Impairment of goodwill	73,178	—	—
Impairment of acquired intangibles	18,063	—	—
Other	42,190	36,841	35,719

	1,621,908	1,131,717	1,217,576
INTEREST EXPENSE	(37,002)	(14,067)	(11,547)
INTEREST INCOME	2,335	4,557	4,775

EARNINGS (LOSS) BEFORE INCOME TAXES	$(45,829)	$33,288	$36,013
INCOME TAX BENEFIT (EXPENSE)	(10,161)	(13,701)	54,041

NET EARNINGS (LOSS)	$(55,990)	$19,587	$90,054

EARNINGS (LOSS) PER SHARE:
Basic	$(0.90)	$0.34	$1.55
Diluted	$(0.90)	$0.33	$1.54

WEIGHTED AVERAGE SHARES:
Basic	62,484	58,296	58,270
Diluted	62,484	58,649	58,403

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2008	2007	2006
OPERATING ACTIVITIES:
Net earnings (loss)	$(55,990)	$19,587	$90,054
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of goodwill and acquired intangibles	91,241	—	—
Depreciation and amortization	94,451	51,747	45,660
Pension and post-retirement	11,196	16,853	—
Deferred income taxes	9,790	13,589	(54,041)
Amortization of stock-based compensation	2,208	2,381	1,734
Gains on asset disposition, net of impairments	(5,579)	(1,878)	(1,491)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(32,518)	(30,910)	5,411
Inventory and prepaid supplies	9,583	(2,995)	(2,636)
Accounts payable	(29,888)	5,093	(35,722)
Unearned revenue	(7,015)	17,287	(318)
Accrued expenses, salaries, wages, benefits and other liabilities	72,735	5,267	7,293
Pension and post-retirement liabilities	1,767	(774)	8,523
Other	(330)	259	513

NET CASH PROVIDED BY OPERATING ACTIVITIES	161,651	95,506	64,980

INVESTING ACTIVITIES:
Acquisition of CHI, net of cash acquired	(3,840)	(296,918)	—
Capital expenditures	(111,877)	(160,166)	(99,565)
Proceeds from the disposal of property and equipment	41,125	3,255	3,095
Proceeds from the redemptions of marketable securities	49,610	19,934	17,151
Purchases of marketable securities	—	(10,246)	(17,909)
Long-term deposits	—	(11,725)	—

NET CASH USED IN INVESTING ACTIVITIES	(24,982)	(455,866)	(97,228)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(116,816)	(12,971)	(8,959)
Proceeds from borrowings	38,500	378,750	35,000
Financing fees	(1,510)	(9,367)	(47)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79,826)	356,412	25,994

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,843	(3,948)	(6,254)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,271	63,219	69,473

CASH AND CASH EQUIVALENTS AT END OF YEAR	$116,114	$59,271	$63,219

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$34,278	$13,061	$10,904
Income taxes paid	$228	$3	$—
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$2,064	$8,564	$33,529
Capital leases	$—	$—	$1,306
Issuance of common shares	$—	$24,680	$—

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Restricted Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2005	58,385,100	$584	$430,026	$(688)	$(297,890)	$(18,953)	$113,079
Stock-based compensation plans
Grant of restricted stock	154,200	1	(1)				—
Amortization of stock awards and restricted stock			1,734				1,734
Adjustment for FASB Statement No. 123(R)			(688)	688			—
Comprehensive income
Net earnings					90,054		90,054
Other comprehensive income, net of tax						8,366	8,366
Total comprehensive income							$98,420
Adjustment to initially apply FASB Statement No. 158, net of tax						(93,023)	(93,023)

BALANCE AT DECEMBER 31, 2006	58,539,300	$585	$431,071	$—	$(207,836)	$(103,610)	$120,210

Issuance of common shares	4,000,000	40	24,640				24,680
Stock-based compensation plans
Grant of restricted stock	104,978	1	(1)				—
Issuance of common shares	6,000						—
Amortization of stock awards and restricted stock			2,381				2,381
Comprehensive income
Net earnings					19,587		19,587
Other comprehensive income, net of tax						34,440	34,440

Total comprehensive income							$54,027
Adjustment to initially apply FIN 48					(1,295)		(1,295)

BALANCE AT DECEMBER 31, 2007	62,650,278	$626	$458,091	$—	$(189,544)	$(69,170)	$200,003

Stock-based compensation plans
Grant of restricted stock	636,100	6	(6)				—
Issuance of common shares	1,034	—	(138)				(138)
Forfeited restricted stock	(40,100)	—	—				—
Amortization of stock awards and restricted stock			2,208				2,208
Comprehensive income
Net loss					(55,990)		(55,990)
Other comprehensive loss, net of tax						(65,691)	(65,691)
Total comprehensive loss							$(121,681)

BALANCE AT DECEMBER 31, 2008	63,247,312	$632	$460,155	$—	$(245,534)	$(134,861)	$80,392

See notes to consolidated financial statements.

NOTE A—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Air Transport Services Group, Inc. includes three independently certificated airlines through its wholly owned subsidiaries. Its airline subsidiaries are ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”), and Air Transport International, LLC (“ATI”). The airlines primarily operate as cargo airlines within the U.S. The Company acquired CCIA and ATI through its acquisition of Cargo Holdings International, Inc. (“CHI”) on December 31, 2007. The acquisition of CHI also included Cargo Aircraft Management, Inc. (“CAM”), an aircraft leasing company.

DHL, an international, integrated delivery company, is the Company’s largest customer, accounting for 72% of the Company’s revenue in 2008 and substantially all of its revenue in 2007 and 2006. Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub Services agreement, ABX provides airlift, package handling, and other cargo-related services to DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”). Through its airline subsidiaries, the Company provides airlift to other customers typically through ACMI agreements. At December 31, 2008, ABX had 12 Boeing 767-200 freighter aircraft in service that were not under the DHL ACMI agreement, while CCIA and ATI had 15 aircraft and 17 aircraft in revenue service, respectively. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation, primarily to the U.S. military, using its McDonnell Douglas DC-8 combi aircraft, which are certified to carry passengers as well as cargo on the main deck.

In addition to cargo services, the Company sells aircraft parts and provides aircraft and equipment maintenance services. Through a wholly owned subsidiary, the Company operates three sorting facilities for the U.S. Postal Service (“USPS”). The Company also provides specialized services for aircraft fuel management and freight logistics.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, spare parts inventory, depreciation and impairments of property, equipment, goodwill and intangibles, labor contract settlements, post-retirement obligations, income taxes, contingencies and litigation. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated. The accounts of CHI and its subsidiaries, including CAM, CCIA and ATI, are included in the consolidated financial statements as of the date of acquisition; accordingly, the activities of CHI are not included in the consolidated statements of operations and consolidated statements of cash flows for 2007 or 2006.

Cash and Cash Equivalents

The Company classifies short-term, highly liquid investments with maturities of three months or less at the time of purchase as cash and cash equivalents. These investments are recorded at cost, which approximates fair value. Substantially all deposits of the Company’s cash are held in accounts that exceed federally insured limits. The Company deposits cash in common financial institutions which are financially sound.

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

Marketable Securities

Marketable securities classified as available-for-sale are recorded at their estimated fair market values, and any unrealized gains and losses are included in accumulated other comprehensive income or loss within stockholders’ equity, net of tax. Interest on marketable securities is included in interest income. Realized gains and losses of any securities sold are based on the specific identification method.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), the Company assesses, during the fourth quarter of each year, whether goodwill acquired in the acquisition of CHI is impaired. Additional impairment assessments may be performed on an interim basis if the Company finds it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually.

Property and Equipment

Property and equipment are stated at cost, net of any impairment recorded, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

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

The airlines’ General Electric CF6 engines that power the Boeing 767 aircraft are maintained under “power by the hour” agreements with engine maintenance providers. Under the power by the hour agreements, the engines are maintained by the service providers for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for the airlines’ other aircraft engines are typically contracted to service providers on a time and material basis. The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary. ATI, CCIA and CAM capitalize the cost of major maintenance and amortize the costs over the useful life of the overhaul. ABX expenses the cost of airframe and engine overhauls as incurred.

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $3.1 million for 2008, $2.1 million for 2007 and $1.1 million for 2006.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings or loss and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s pension liability, unrealized gains and losses on available-for-sale marketable securities and gains and losses associated with interest rate hedging instruments.

Fair Value Information

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for fiscal years beginning on or after November 15, 2008. These non-financial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test, and non-financial assets acquired and liabilities assumed in a business combination. The Company does not expect the impact to be significant on its financial position, results of operations and cash flows.

Revenue Recognition

Revenues from DHL are determined based on expenses incurred during a period under the two commercial agreements and are recognized when the related services are performed. Expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on the promissory note due to DHL, rent and ramp and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

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

In November 2008, ABX and DHL amended the ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the fourth quarter of 2008 and the first quarter of 2009.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It revises the treatment of valuation allowance adjustments related to income tax benefits in existence prior to a business combination or prior to the adoption of fresh start reporting. Under SFAS 141, any reduction in the valuation allowance as a result of the recognition of deferred tax assets is adjusted through goodwill, followed by other indefinite-lived intangible assets until the net carrying costs of these assets is zero. By contrast, SFAS 141R requires that any reduction in this valuation allowance be reflected through the income tax provision. SFAS 141R also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

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

NOTE B—ACQUISITION OF CHI

On December 31, 2007, the Company acquired all of the outstanding equity securities of CHI. Historically, CHI operations primarily consisted of two cargo airlines, CCIA and ATI, and an aircraft leasing company, CAM. The purchase price for all of CHI’s equity securities was approximately $259 million, consisting of approximately $215 million in cash from ABX, $18 million in cash from CHI and four million of the Company’s common shares, valued at approximately $25 million, which were issued to certain shareholders. The Company also repaid $101 million of CHI’s existing indebtedness under its senior credit facility and acquired $20 million of CHI cash. The overall transaction value was approximately $340 million, excluding transaction costs. The Company obtained approximately $270 million of these funds from a new unsubordinated term loan.

The transaction is being accounted for using the purchase method of accounting as required by SFAS No. 141, “Business Combinations.” Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was recorded as goodwill. The purchase price exceeded the fair value of the net assets acquired due to the strategic opportunities and benefits associated with complementary aircraft types and marketing capabilities. Strategic opportunities and potential benefits include the following:

•	Increased customer diversification and revenues

•	Expanded customer solution offerings and entry into aircraft leasing market

•	Improved economies from a larger base of operations

•	Expanded market leadership in Boeing 767 freighter airlift

The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities and independent appraisals for aircraft and other assets. None of the goodwill is deductible for tax purposes. The following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands) as of December 31, 2007:

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

The unaudited pro forma results above exclude non-recurring charges recorded by CHI that were directly related to the acquisition by the Company. Combined results for the Company and CHI for the years ended December 31, 2007 and 2006 were adjusted for the following in order to create the unaudited pro forma results in the table above:

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

NOTE C—GOODWILL AND OTHER INTANGIBLE ASSETS

In conjunction with the Company’s annual test of goodwill under SFAS 142, “Accounting for Goodwill and Other Intangible Assets,” goodwill and customer relationship intangible assets were found to be impaired as of December 31, 2008. The Company recognized an impairment to reduce the value of the customer relationship intangible and recorded goodwill associated with ACMI Services to $7.0 million and $55.4 million, respectively. The Company determined the fair values of ATI and CCIA separately using industry market multiples and discounted cash flows utilizing a market-derived rate of return. The impairment charge was precipitated by a large-scale drop in market values of publicly traded transportation companies and higher costs of capital beginning in the fourth quarter of 2008 and declines in projected cash flows due the deep economic recession.

The allocation of the purchase price of CHI includes an allocation to deferred income taxes and allowances for uncertain tax provisions. Throughout 2008, the Company analyzed the tax positions and difference between the book basis and tax basis of CHI reflected in the purchase price allocation. During the fourth quarter of 2008, the Company finalized the allocation of the purchase price of CHI and adjusted income tax liabilities, including $12.4 million for net deferred tax liabilities, accordingly. The Company inadvertently removed the notification disclosure related to finalization of the purchase price allocation during the second and third quarters of 2008. The tax items were recorded as a purchase price adjustment to goodwill under SFAS 141, “Business Combinations.”

Changes in the carrying amount of goodwill for the year ended December 31, 2008, by reportable segment, were as follows (in thousands):

	ACMI Services	CAM	Total
Balance as of December 31, 2007	$142,806	$35,848	$178,654
Purchase price adjustment	(452)	(113)	(565)
Income tax allocation	(13,928)	(1,373)	(15,301)
Professional fees	134	33	167
Impairment of goodwill	(73,178)	—	(73,178)

Balance as of December 31, 2008	$55,382	$34,395	$89,777

Information regarding our other intangible assets net book value was as follows (in thousands):

	December 31,
	2008	2007

Customer Relationships	$7,000	$27,700
Certificates	4,000	4,000

Total	$11,000	$31,700

During 2008, the Company recorded amortization expense of $2.6 million and recorded an impairment charge of $18.0 million for customer relationship intangibles. Starting in 2009, the customer relationship intangibles amortize over eighteen years, while the airline certificates have indefinite lives and therefore are not amortized.

NOTE D—SIGNIFICANT CUSTOMERS

DHL

On May 28, 2008, DHL announced a plan to restructure its U.S. business and negotiate an agreement with United Parcel Service, Inc. (“UPS”) to provide air uplift and package sorting services for DHL’s U.S. domestic and international shipments within North America. Additionally, under that plan, DHL would take over management of the regional hubs currently managed by ABX throughout the U.S. If DHL and UPS successfully negotiated an agreement, the Company expected that substantially all of the services that ABX provides to DHL would be transitioned to UPS or DHL by the middle of 2009. On November 10, 2008, DHL announced a revised plan to discontinue intra-U.S. domestic pickup and delivery services in January 2009. DHL now provides only international services to and from the U.S.

In January 2009, the regional sorting hubs were closed, the sort operations in Wilmington, Ohio were downsized to process only international shipments and all of ABX’s DC-9 aircraft were terminated from the DHL ACMI agreement. Between DHL’s announcement in May 2008 and February 2009, ABX terminated approximately 4,800 employees due to DHL’s restructuring plan. Employees receive severance and retention benefits under a severance and retention agreement (“S&R agreement”) executed between ABX and DHL. The S&R agreement specifies employee severance and retention benefits that DHL will pay to ABX in conjunction with its U.S. restructuring plan. DHL will reimburse ABX for the cost of non-union employee severance and retention benefits paid in accordance with the agreement. The same agreement includes provisions to pay ABX for crewmember benefits if ABX and the collective bargaining unit for the crewmembers can reach an agreement in regards to the use of those funds for severance, retention or other issues arising from DHL’s U.S. restructuring plan.

At this time, ABX continues to provide airlift and sorting for DHL’s international delivery services through ABX’s Boeing 767 aircraft and personnel at the Wilmington night sort operations. ABX provides these services to DHL under the preexisting ACMI and Hub Services agreements, as amended in November 2008. DHL has indicated that their network will continue to utilize some ABX Boeing 767 aircraft and Wilmington sorting operations to support its international services at least through September 2009. The Company and DHL management continue to discuss DHL’s longer term airlift and sorting requirements beyond September 2009. Significant restructuring, downsizing and wage concessions are required to position ABX to competitively pursue longer term business contracts with DHL and other potential customers. These reductions include the cost of flight crews and aircraft maintenance. Management cannot reasonably predict the types or level of ABX services that DHL will utilize on a longer term basis.

The Company’s financial condition will be impacted by uncertainties stemming from DHL’s U.S. restructuring plan. These uncertainties include the following:

•

ATSG’s ability to remain in compliance with its credit agreements and maintain access to liquidity as it attempts to replace cash flows lost by DHL’s transition to UPS or the scaling back of its U.S. operations.

•	The speed at which ABX is able to redeploy its aircraft with other customers.

•	ABX’s success in implementing cost restructuring initiatives, including the negotiation of a collective bargaining agreement with flight crews that is competitive in the marketplace.

•

The amounts and timing of reimbursement by DHL of termination costs under the ACMI and Hub Services agreements, including aircraft lease termination costs, maintenance agreement termination costs and severance benefits, as well as DHL’s reimbursement of other costs arising from the wind-down of services under the agreements, including funding of pension plans.

•	ATSG’s and ABX’s continued access to the airport, hangar and office facilities in Wilmington, Ohio, currently under lease through August 15, 2010.

Management anticipates that it will sell nearly all of the remaining DC-9 aircraft to DHL as they are removed from service under the aircraft put provisions of the DHL ACMI agreement. Additionally, management expects to put to DHL several of the 23 non-standard freighter Boeing 767 aircraft that are currently in service to DHL under the ACMI agreement. The proceeds from these aircraft would be used to help finance the modification of certain remaining Boeing 767 aircraft from a passenger door loading system to a standard freighter configuration. The Company is in discussions to redeploy a significant number of Boeing 767 aircraft on a more profitable basis, with both new and existing customers under dry lease or ACMI arrangements. Other business development opportunities for ABX include expanded aircraft maintenance and repair operations and additional mail sorting and mail transport contracts with the USPS.

DHL and ABX negotiated specific base and incremental mark-up amounts for the fourth quarter of 2008 and the first quarter of 2009 for the ACMI and Hub Services agreements. The amount of base and incremental mark-up is patterned from the actual mark-ups that ABX earned in 2007. First quarter 2009 markup will include amounts for service and cost incentives that in prior years were recorded in the fourth quarter.

Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. The Company can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL will depend on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Management assesses the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if the ABX’s stand-alone equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if ABX’s stand-alone equity is greater than $100 million, as it is at this time, any amount by which the fair market value is less than net book value would be recorded as an impairment charge. For purposes of applying the $100 million stockholders’ equity threshold, stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

The Company’s balance sheet included the following balances related to revenue transactions with DHL (in thousands):

	December 31,
Asset (Liability)	2008	2007
Accounts receivable	$63,362	$25,268
Accounts payable	(392)	(392)
Accrued severance and retention	(67,846)	—
Unearned revenue	(8,749)	(19,712)

Net asset (liability)	$(13,625)	$5,164

Revenues from contracted services performed for DHL were $1.2 billion, $1.1 billion and $1.2 billion for 2008, 2007 and 2006, respectively.

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

In 2008, ABX and DHL resolved matters that had been subject to or stemmed from an arbitration. In accordance with the arbitrators’ ruling, ABX recorded a $2.5 million non-reimbursable expense in 2008 for professional fees stemming from ASTAR Air Cargo’s (“ASTAR”) 2007 indication of interest and issued a corresponding expense credit to DHL. Additionally, ABX and DHL agreed to an overhead allocation of $3.2 million for 2008, thus reducing revenue from DHL and increasing non-DHL expenses accordingly. These two pre-tax charges are recorded in other operating expenses.

BAX Global

A substantial portion of the Company’s revenues, cash flows and liquidity are also dependent on BAX. Revenues from services performed for BAX were approximately 14% of consolidated revenues for the year ended December 31, 2008. Under its agreement with BAX, CHI has the right to be the exclusive provider of main deck freighter lift in the BAX U.S. network through December 31, 2011.

The Company’s balance sheets included the following balances related to revenue transactions with BAX (in thousands):

	December 31,
Asset (Liability)	2008	2007
Accounts receivable	$2,101	$3,446
Accounts payable	(1,529)	—

Net asset	$572	$3,446

NOTE E—WIND-DOWN COSTS

As a result of DHL’s U.S restructuring plan, the Company has incurred costs to reduce the scope of its operations. Under a severance and retention agreement that DHL and ABX entered into in August 2008 and amended in November 2008, the severance and retention benefits provided to employees are refunded to ABX by DHL after payments are made by ABX. Wind-down expenses are reflected in the DHL segment. All expenses related to employee severance and retention benefits are included in salaries, wages, and benefits. Other expenses, which include costs to close facilities, are included in other operating expenses. The wind-down costs incurred through December 31, 2008 are summarized below (in thousands):

	Severance Benefits	Other	Retention Benefits	Total
Accrued costs at December 31, 2007	$—	$—	$—	$—
Costs incurred	34,051	310	45,373	79,734
Costs paid	(5,131)	(310)	(6,447)	(11,888)

Accrued costs at December 31, 2008	$28,920	$—	$38,926	$67,846

Future wind-down costs are expected to include additional severance benefits as more employees are terminated, as well as the cost to terminate aircraft leases and aircraft maintenance contracts. Employee retention benefits accrue through June 30, 2009 or the last day of employment, whichever comes first. Actual cost will depend on the size and timing of DHL business reductions. As a result of DHL’s restructuring plans for the U.S., the Company estimates the total employee severance and retention benefits that it will pay will exceed $200 million. At this time, it is not reasonably possible to estimate other wind-down costs.

NOTE F—FAIR VALUE MEASUREMENTS

The Company’s money market funds, short-term available-for-sale securities and derivative financial instruments are reported on the Company’s consolidated balance sheet at fair values based on market values from identical or comparable transactions. The fair value of the Company’s short-term available-for-sale securities are based on quoted prices in active markets for identical assets (Level 1). The fair value of the Company’s derivative financial instruments is based on observable inputs (Level 2) from comparable market transactions. The use of significant unobservable inputs (Level 3) was not necessary in determining the fair value of the Company’s financial assets and liabilities.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$85,841	$—	$—	$85,841
Marketable securities available for sale	26	—	—	26

Total assets	$85,867	$—	$—	$85,867

Liabilities
Interest rate swap	$—	$(5,457)	$—	$(5,457)

Total Liabilities	$—	$(5,457)	$—	$(5,457)

SFAS 157 establishes three levels of input that may be used to measure fair value:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation.

The carrying amounts for accounts receivable, accounts payable and accrued liabilities approximate fair value. As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $110.4 million less than the carrying value, which was $512.5 million at December 31, 2008.

NOTE G—MARKETABLE SECURITIES

The marketable securities held by the Company consist of debt securities, which are classified as available-for-sale. As of December 31, 2008 and December 31, 2007, no marketable securities held by the Company had an expected life of over one year. Expected maturities may differ from contractual maturities because the issuers of certain securities may have the right to prepay the obligations without prepayment penalties. At December 31, 2007, the Company held auction-rate securities that it acquired in the CHI acquisition. These securities were redeemed at par in January 2008.

The following is a summary of the Company’s marketable securities (in thousands):

	Estimated Fair Market Value
	December 31,
	2008	2007
Obligations of U.S. Corporations	$26	$7,893
Obligations of U.S. Government Agencies	—	3,595
Student Loan Auction-Rate Securities	—	38,148

Total marketable securities	$26	$49,636

NOTE H—PROPERTY AND EQUIPMENT

Property and Equipment In Service and Under Modification

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Aircraft and flight equipment	$899,315	$926,869
Maintenance and support equipment	50,823	53,450
Vehicles and other equipment	1,832	2,668
Leasehold improvements	1,272	1,230

	953,242	984,217
Accumulated depreciation and amortization	(281,690)	(293,404)

Property and equipment, net	$671,552	$690,813

Property and equipment includes $55.0 million and $57.8 million of property held under capital leases at December 31, 2008 and 2007, respectively, and accumulated depreciation and amortization includes $17.5 million and $11.4 million for property held under capital leases as of December 31, 2008 and 2007, respectively.

The depreciation expense includes the depreciation of the aircraft under capital leases. During 2008, CAM leased aircraft with a cost of $44.8 million and accumulated depreciation of $0.8 million to external customers. The aircraft are recorded in aircraft and flight equipment.

In December 2008, ABX received notice from DHL to remove the remaining 32 DC-9 aircraft from service under the ACMI agreement. The aircraft were removed from service during the first quarter of 2009. In addition to the 32 DC-9 aircraft, 23 DC-9 aircraft were removed from service in 2008, seven aircraft were removed in 2007 and 21 aircraft were removed in 2006. The removal of aircraft from service to DHL constitutes an event requiring the Company to evaluate the recoverability of the carrying value of those aircraft removed from the ACMI agreement. In accordance with SFAS 144, ABX recorded an impairment charge of $0.8 million, $0.7 million and $0.3 million during the years ended December 31, 2008, 2007 and 2006, respectively, for the excess of the carrying value of these aircraft over their fair value less cost to sell. The charge is reflected in other operating expenses on the statement of operations and is reflected in the DHL reportable segment.

Aircraft and Engines Held For Sale

At December 31, 2008, the Company held spare engines and aircraft that had been removed from DHL service. Under the ACMI agreement with DHL, ABX has the option to put aircraft removed from the ACMI agreement to DHL at the lower of their fair value or net book value. At December 31, 2008, $0.4 million of the $2.4 million balance reflects aircraft that were put to DHL in 2009. The remaining aircraft and engines held for sale are being marketed to part dealers and private operators or are being used for spare parts. Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of operations.

On June 28, 2008, one of ABX’s Boeing 767s experienced a fire prior to engine start. The incident is subject to a National Transportation Safety Board investigation. The Company is awaiting results of the investigation, which may determine the cause of the fire. The aircraft was fully insured, and the Company’s insurer rendered the aircraft a complete loss. In the fourth quarter of 2008, the Company received the aircraft’s $30.3 million insured value. Accordingly, in 2008, the Company recorded a gain in other operating expenses of approximately $5.8 million from the receipt of the insurance proceeds in excess of the net book value.

Provisions of the Company’s Credit Agreement require that cash proceeds from the sale of assets and recoveries from insurance proceeds must be reinvested in like kind assets within 180 days of receipt or remitted as an additional repayment against the term loan. Aggregate sale proceeds exceeding $75.0 million in a calendar year must be remitted as a repayment against the term loan. The Company anticipates that such a remittance will not be necessary in 2009. The Company is not required to remit proceeds from the put of aircraft to DHL toward the term loan.

NOTE I—INCOME TAXES

The Company implemented the provisions of FASB Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) as of January 1, 2007. This interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation was recorded as a $1.3 million charge to the accumulated deficit as of January 1, 2007. This amount represented the total amount of unrecognized tax benefits as of the date of adoption, and when recognized in 2008, impacted the effective tax rate.

At December 31, 2008, the total amount of unrecognized tax benefits of $5.5 million includes $3.2 million recorded as a non-current FIN 48 liability and a $2.3 million reduction to the net operating loss deferred tax asset. The unrecognized tax benefits from the acquisition of CHI, if recognized, would not materially impact the effective tax rate for the period of recognition. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Total accrued interest and penalties on tax positions included in the FIN 48 liability was $0.8 million at December 31, 2008 and $2.4 million at December 31, 2007. Interest expense for 2008 was immaterial.

Changes in unrecognized tax benefits are as follows (in thousands):

	December 31,
	2008	2007
As of January 1	$9,376	$1,295
Additions for tax positions of prior years	170	—
Acquisition	(2,756)	8,081
Settlements	(1,294)	—

As of December 31	$5,496	$9,376

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The returns may be subject to examination by the Internal Revenue Service (“IRS”) and other jurisdictional authorities for years ended December 31, 2003 through 2007. All federal income tax returns of the Company’s former parent, Airborne, Inc., are closed through 2003, while state and local jurisdictions are generally closed through 2002. As part of the separation agreement between the Company and Airborne, Inc., all tax liabilities resulting from returns prior to the August 15, 2003 separation date are the responsibility of Airborne, Inc. or its successors. Any adjustments to these returns could potentially increase or decrease deferred tax assets and liabilities carried over from the separation. The Company’s 2003 through 2006 U.S. federal income tax returns were examined during 2008, and no significant changes were issued as a result of the examination. Accordingly, the Company reversed $1.3 million of unrecognized tax benefits recorded at the time of implementation of FIN 48.

CHI also files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Corporate consolidated federal returns filed for the years 2001 through 2003 are subject to examination only to the extent of the net operating loss carryforwards from 2001 that were utilized from 2002 to 2006. Federal returns filed for 2004 through 2007 are currently being reviewed by the IRS. State and local returns filed for 2003 through 2007 are generally also open to examination by their respective jurisdictions.

At December 31, 2008, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $101 million, which begin to expire in 2023. The deferred tax asset balance includes $2.3 million related to state NOL CFs, which have remaining lives ranging from one to seventeen years. During the second quarter of 2008, ABX recorded a $0.9 million valuation allowance against these NOLs for potential changes in network operations. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets.

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

The components of the deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward and federal credits	$35,873	$44,020
Capital and operating leases	18,503	22,039
Post-retirement employee benefits	103,045	63,788
Employee benefits other than post-retirement	11,659	9,975
Other	7,745	7,031

Deferred tax assets	176,825	146,853
Deferred tax liabilities:
Accelerated depreciation and impairment charges	(86,721)	(93,372)
Partnership items	(12,147)	(16,117)
State taxes	(2,367)	(2,308)
Valuation allowance against deferred tax assets	(611)	—

Deferred tax liabilities	(101,846)	(111,797)

Net deferred tax asset	$74,979	$35,056

The following summarizes the components of the income tax provision (benefit) (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current taxes:
Federal	$—	$—	$—
State	371	112	—

	371	112	—

Deferred taxes:
Federal	8,612	12,318	(52,022)
State	1,178	1,271	(2,019)

	9,790	13,589	(54,041)

Total income tax expense (benefit)	$10,161	$13,701	$(54,041)

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income from continuing operations before taxes. Reconciliation of these differences is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory federal tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2%	2.7%	1.4%
Tax effect of non-deductible goodwill	55.9%	0.0%	0.0%
Tax effect of other non-deductible expenses	1.8%	2.4%	2.1%
Change in valuation allowance	0.0%	0.0%	(186.0)%
Other	(2.7)%	1.0%	(2.6)%

Effective income tax rate	22.2%	41.1%	(150.1)%

NOTE J—DEBT OBLIGATIONS

Long-term debt obligations consist of the following (in thousands):

	December 31,
	2008	2007
Unsubordinated term loan	$222,500	$270,000
Revolving credit facility	18,500	26,500
Aircraft loans	106,928	113,543
Capital lease obligations for Boeing 767	52,864	62,967
Capital lease obligations for Boeing 727	18,648	24,492
Promissory note due to DHL	92,276	92,276
Other capital leases	770	1,024

Total long-term obligations	512,486	590,802
Less: current portion	(61,858)	(22,815)

Total long-term obligations, net	$450,628	$567,987

The Company entered into a Credit Agreement with a consortium of lenders on December 31, 2007 that provides for a $75.0 million revolving credit facility and an unsubordinated term loan through December 2012. The unsubordinated term loan and the revolving credit facility are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest and taxes and on prevailing LIBOR or prime rates. At December 31, 2008, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 3.00% (4.425% at December 31, 2008). The agreement provides for the issuance of letters of credit on the Company’s behalf. As of December 31, 2008, the unused revolving credit facility totaled $36.8 million, net of draws of $18.5 million and outstanding letters of credit of $19.7 million. The revolving credit facility at December 31, 2008 carried an interest rate of LIBOR (30-day) plus 3.00% (3.97% at December 31, 2008). In August 2008, a subsidiary of the Company invested $47.5 million in the Company’s unsubordinated term loan. This intercompany loan is eliminated in consolidation, reflecting the Company’s net unsubordinated term loan position of $222.5 million.

In 2008, DHL made a demand for payment in full of the unsecured promissory note. In its demand, DHL asserted that the acquisition by the Company of CHI and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the unsecured promissory note. On March 16, 2009, the Company and DHL reached an agreement to amend the unsecured DHL promissory note. The Company agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance in 2009. Further, DHL agreed it would forever discharge its claim that the Company’s acquisition of CHI and the related financing transaction, constituted a “change of control.” Based on the anticipated principal payment in 2009, the Company’s balance sheet as of December 31, 2008 reflects $15.0 million of the $92.3 million DHL note as a current liability. The due date of August 2028 for the remaining $31.0 million remains unchanged. Until that time, the DHL note continues to bear interest at a rate of 5% per annum and DHL will continue to reimburse ABX the interest expense from the note at least through 2012. Interest on the unsecured promissory note is reimbursable under the ACMI agreement without mark-up and is paid semi-annually. The unsecured promissory note will include certain covenants and events of default.

The aircraft loans are collateralized by seven aircraft, are due from 2016 to 2018 and bear interest at rates from 6.74% to 7.36% per annum payable monthly. The capital lease obligations for five Boeing 767 aircraft consist of two different leases, both expiring in 2011 with options to extend into 2017. The capital lease payments for three of the five aircraft include quarterly principal and variable interest of LIBOR (90-day) plus 2.50% (3.925% at December 31, 2008). The capital lease for the other two Boeing 767 aircraft carries a fixed implicit interest rate of 8.55%. Capital lease obligations for seven Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire between 2010 and 2012. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft.

The scheduled annual principal payments on long-term debt as of December 31, 2008 for the next five years are as follows (in thousands):

Principal Payments
2009	$61,858
2010	48,597
2011	46,103
2012	186,314
2013	12,656
2014 and beyond	156,958

$512,486

Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default that may have material adverse effects on the Company. The conditions of the Credit Agreement and the aircraft loans cross-default. Certain lenders have questioned whether DHL’s decision to restructure its U.S. business constitutes a material adverse event (“MAE”) under provisions of the Credit Agreement and aircraft loans. If a lender within the Credit Agreement declares an MAE, availability under the revolving credit facility will be reduced by the lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the Company attempts to borrow under the Credit Facility, the lenders can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. Given the current credit crisis and announcement by DHL of its U.S. restructuring plan, the interest rates and other costs of a renegotiated or new facility, assuming the Company could obtain a new facility, would likely be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Agreement.

On March 16, 2009, the Company and DHL executed a memorandum of understanding related to Boeing 767 aircraft leases (“MOU”). If a definitive agreement is consummated, DHL would have the option to lease from ABX up to four Boeing 767 aircraft under 64.5 month lease terms, commencing August 15, 2010. ABX would grant DHL a credit of $10 million as prepaid rent toward the four aircraft leases. DHL in return would assume all of ABX’s financial obligations for five other Boeing 767 aircraft currently under capital leases, retroactive to January 31, 2009. DHL would have until February 15, 2010 to exercise the lease option on each aircraft. If DHL does not exercise its lease option for an aircraft, ABX would pay DHL $2.5 million of the prepaid rent credit. At DHL’s request, ABX would continue to operate the five Boeing 767 aircraft for DHL under the ACMI agreement after the aircraft have been transferred to DHL. As of December 31, 2008 the Company’s balance sheet reflected approximately $52.8 million of debt obligations and $22.2 million of net book value related to these five aircraft. The Company will account for DHL’s assumption of the obligations and disposition of the aircraft to DHL when these events occur. The MOU expires on April 10, 2009.

NOTE K—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under long-term operating lease agreements. ABX leases portions of the DHL Air Park and formalized a lease in December 2007 for certain sorting equipment from DHL. The term of such leases expire at the end of the transition period that would follow termination of the ACMI and Hub Services agreements. Expenses for DHL facility lease and sorting equipment were approximately $12.2 million, $2.0 million and $2.0 million for the years ended 2008, 2007 and 2006, respectively, and was reimbursed by DHL without mark-up. Other operating lease expense was $6.6 million, $3.9 million and $3.6 million for the years ended 2008, 2007 and 2006, respectively.

Lease commitments under long-term capital and operating leases at December 31, 2008, are as follows (in thousands):

	Capital Leases	Operating Leases
2009	$22,151	$11,732
2010	22,144	6,121
2011	17,851	1,940
2012	4,812	1,584
2013	4,512	1,363
2014 and beyond	16,478	416

Total minimum lease payments	$87,948	$23,156

Less: interest	(15,666)

Principal obligations	$72,282

Commitments

The Company has contracted with aircraft maintenance and modification providers to convert aircraft from passenger to freighter configuration. At December 31, 2008, the Company owned two Boeing 767 aircraft and one Boeing 757 aircraft that were in various stages of modification from passenger to standard freighter configuration. The Company anticipates costs of $11.5 million to complete the modification of these aircraft.

On September 15, 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger freighters to full freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. If CAM were to cancel the conversion program as of December 31, 2008, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $6.0 million for non-recurring engineering costs and approximately $7.4 million associated with additional conversion part kits which have been ordered.

Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.0 million after the aircraft is completely modified to freighter configuration in 2009.

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

Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc. In connection with the filing, which was initially made in mid-July of 2003 and updated in April of 2005 and again in September of 2007, the DOT will determine whether ABX continues to be a U.S. citizen and fit, willing and able to engage in air transportation of cargo.

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

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint.

The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.

Other

In addition to the foregoing matters, the Company is also currently a party to legal proceedings in various federal and state jurisdictions arising out of the operation of their business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that their ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the Company’s financial condition or results of operations.

Employees Under Collective Bargaining Agreements

As of December 31, 2008, all of the flight crewmembers of ABX, ATI and CCIA were covered under collective bargaining agreements, which are summarized in the following table:

Airline	Labor Agreement Unit	Date Contract Became Amendable	Percentage of Company’s Employees
ABX	International Brotherhood of Teamsters	July 31, 2006	10.2%
ATI	International Brotherhood of Teamsters	May 1, 2004	3.0%
CCIA	Airline Pilot Association	March 31, 2004	2.0%

NOTE L—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Defined Benefit and Post-retirement Healthcare Plans

ABX sponsors a qualified defined benefit plan for ABX pilots and a qualified defined benefit plan for a major portion of its other ABX employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. ABX also sponsors a post-retirement healthcare plan for its ABX employees, which is unfunded. All of ABX’s pension and post-retirement plans are accounted for under SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))”, effective December 31, 2006. On September 1, 2005, ABX closed its qualified defined benefit plan to newly hired, non-flight crewmember employees. Instead, new ABX non-flight crewmember employees receive an annual contribution based on a fixed percentage of eligible compensation to a defined contribution plan.

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

ABX measures plan assets and benefit obligations as of December 31 of each year. Information regarding ABX’s sponsored defined benefit pension plans and post-retirement healthcare plans follow below (in thousands). The accumulated benefit obligation reflects pension benefit obligations based on the actual earnings and service to-date of current employees.

Funded Status

	Pension Plans		Post-retirement Healthcare Plans
	2008	2007	2008	2007
Accumulated benefit obligation	$570,452	$450,983	$30,120	$32,269

Change in benefit obligation
Obligation as of January 1	$599,846	$571,340	$32,269	$34,121
Service cost	33,310	35,695	1,867	2,183
Interest cost	38,515	33,405	2,053	1,980
Curtailment gain	(50,317)	—	(2,773)	—
Special termination benefits	1,072	—	—	—
Plan amendment	125	—	—	—
Plan transfers	1,918	1,351	—	—
Benefits paid	(13,810)	(10,121)	(1,554)	(577)
Actuarial (gain) loss	23,134	(31,824)	(1,742)	(5,438)

Obligation as of December 31	$633,793	$599,846	$30,120	$32,269

Change in plan assets
Fair value as of January 1	$445,086	$381,085	$—	$—
Actual (loss) gain on plan assets	(106,210)	36,550	—	—
Plan transfers	1,918	1,319	—	—
Employer contributions	39,599	36,253	1,554	577
Benefits paid	(13,810)	(10,121)	(1,554)	(577)

Fair value as of December 31	$366,583	$445,086	$—	$—

Funded status

Recorded liabilities—net underfunded	$(267,210)	$(154,760)	$(30,120)	$(32,269)

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31, 2008 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2008	2007	2008	2007
Unrecognized prior service cost	$7,314	$18,859	$—	$—
Unrecognized net actuarial loss	191,046	77,774	248	3,925

Accumulated other comprehensive loss	$198,360	$96,633	$248	$3,925

Components of Net Periodic Benefit Cost

ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plans
	2008	2007	2006	2008	2007	2006
Service cost	$33,310	$35,695	$38,160	$1,868	$2,183	$2,407
Interest cost	38,515	33,405	30,023	2,053	1,980	1,920
Expected return on plan assets	(36,367)	(31,801)	(25,221)	—	633	—
Curtailment (gain) loss	6,887	—	—	(911)	—	—
Special termination benefits	1,072	—	—	—	—	—
Net amortization and deferral	6,902	10,781	14,811	72	—	1,074

Net periodic benefit cost	$50,319	$48,080	$57,773	$3,082	$4,796	$5,401

The net periodic expense for 2008 includes a net curtailment charge of $6.0 million to recognize prior service cost of employees terminated in conjunction with the DHL restructuring, as prescribed by SFAS 88.

The following table sets forth the amounts of unrecognized prior service cost and net actuarial loss recorded in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2009 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$31,649	$—
Amortization of prior service cost	$2,476	$—

Assumptions

Assumptions used in determining ABX’s pension obligations at December 31 were as follows:

	Pension Plans
	2008	2007	2006
Discount rate (for qualified and non-qualified plans)	5.85%-6.20%	6.50%	5.90%
Expected return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase (pilots)	4.50%	4.50%	4.50%
Rate of compensation increase (non-pilots)	4.00%	4.00%	4.00%

The discount rate used to determine post-retirement healthcare obligations was 6.20% for pilots and 5.85% for non-pilots, 6.50% and 5.90% at December 31, 2008, 2007 and 2006, respectively. Post-retirement healthcare plan obligations have not been funded. The healthcare cost trend rate used in measuring post-retirement healthcare benefit costs was 9.0% for 2009, decreasing each year by 0.25% until it reaches a 5% annual growth rate in 2025. The effects of a 1% increase and decrease in the healthcare cost trend rate on 2008 cost and the accumulated post-retirement benefit obligation at December 31, 2008, are shown below (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost	$400	$(325)
Effect on accumulated post-retirement benefit obligation	$2,995	$(2,464)

Plan Assets

The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets on December 31,
Asset category	2008	2007
Cash	4%	0%
Equity securities	40%	49%
Fixed income securities	52%	46%
Real estate	4%	5%

	100%	100%

ABX uses an investment management firm to advise it in developing and executing an investment policy. The portfolio is managed with consideration for diversification, quality and marketability. The targeted asset allocation is 50% equity securities, 45% fixed income securities and 5% real estate. The investment policy permits the following ranges of asset allocation: equities – 23.0% to 69.3%; fixed income securities – 38.0% to

52.0%; real estate–3% to 7%; cash–0% to 10%. Except for U.S. Treasuries, no more than 10% of the fixed income portfolio and no more than 5% of the equity portfolio can be invested in securities of any single issuer. ABX’s pension investments include $226 million and $191 million at December 31, 2008 and 2007, respectively, whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.

An actuarial firm advised ABX in developing the overall expected long-term rate of return on plan assets. The overall expected long-term rate of return was developed using various market assumptions in conjunction with the plans’ targeted asset allocation. The assumptions were based on historical market returns.

Cash Flows

In 2008, ABX made contributions to its defined benefit pension plans of $39.6 million and contributions to its post-retirement healthcare plans of $2.5 million. ABX estimates that its contributions in 2009 will be approximately $36.4 million for its defined benefit pension plans and $2.3 million for its post-retirement healthcare plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2009	$18,713	$2,312
2010	20,674	2,164
2011	23,080	2,097
2012	25,285	2,030
2013	27,867	1,985
Years 2014 to 2018	181,488	10,931

Subsequent Events

In March 2009, the Company resolved to freeze benefits of the defined benefit pension plan for non-pilots. Effective April 14, 2009, employees in the plan will cease to earn benefits.

Crew Sick Leave Post-retirement Benefit

ATI provides a sick leave benefit for ATI crewmembers that accumulates through participant retirement dates. The status of the plan is summarized as follows (in thousands):

	Post-retirement Sick Leave
	2008	2007
Accumulated benefit obligation	$2,643	$2,886

Change in benefit obligation
Obligation as of January 1	$2,886	$2,923
Service cost	235	225
Interest cost	160	157
Plan amendment	(248)	—
Benefits paid	(21)	(390)
Actuarial (gain) loss	(369)	(29)

Obligation as of December 31	$2,643	$2,886

Change in plan assets
Fair value as of January 1	$—	$—
Employer contributions	21	390
Benefits paid	(21)	(390)

Fair value as of December 31	$—	$—

Funded status

Recorded liabilities—net underfunded	$(2,643)	$(2,886)

Accumulated other comprehensive income	$617	$—

Assumptions used in determining the crew sick leave post-retirement obligations at December 31 were as follows:

	Post-Retirement Plan
	2008	2007
Discount rate	6.40%	6.00%
Rate of compensation increase	4.00%	4.00%

Expected benefit payments for the next five years (in thousands) are $311 for 2009, $266 for 2010, $274 for 2011, $256 for 2012 and $268 for 2013.

Defined Contribution Plans

The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer matching contributions on employee salary deferrals. ABX also sponsors a defined contribution profit sharing plan, which is coordinated and used to offset obligations accrued under the qualified defined benefit plans. Contributions to this plan, except contributions for the ABX’s pilots, were discontinued in 2000. Expenses for defined contribution retirement plans were as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
Capital accumulation plans	$6,484	$8,758	$8,145
Profit sharing plans	1,062	1,068	1,062

Total expense	$7,546	$9,826	$9,207

NOTE M—DERIVATIVE INSTRUMENTS

To reduce the effects of fluctuating LIBOR-based interest rates on interest payments that stem from its variable rate outstanding debt, the Company entered into interest rate swaps having combined notional values of $135.0 million in January 2008. The notional values step downward in conjunction with the underlying debt through December 31, 2012. Under the interest rate swap agreements, the Company will pay a fixed rate of 3.105% and receive a floating rate that resets quarterly based on LIBOR. For the outstanding notional value, the Company expects that the amounts received from the floating leg of the interest rate swap will offset fluctuating payments for interest expense because interest rates for its outstanding debt and the interest rate swap are both based on LIBOR and reset quarterly. The Company accounts for the interest rate swaps as cash flow hedges.

The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps at December 31, 2008 (in thousands):

Expiration Date	Notional Amount	Stated Interest Rate	Market value (liability)
12/31/2012	$85,000	3.105%	$(3,430)
12/31/2012	50,000	3.105%	(2,027)

	$135,000		$(5,457)

To reduce its exposure to rising interest rates on anticipated aircraft financing transactions, during the first quarter of 2006, the Company entered into five forward treasury lock agreements (“treasury locks”) with settlement dates near the forecasted execution dates of the anticipated financing transactions. The Company anticipated aircraft financing under fixed interest rate loans based on the interest rates of ten-year U.S. Treasury Notes. The values of the treasury locks were based on the ten-year U. S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated loan transactions. The final remaining treasury lock was with a major U.S. financial institution and settled in cash in July 2007. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounted for the treasury locks as cash flow hedges. The treasury locks were evaluated and deemed to be highly effective as hedges at inception and upon expiration. The Company recorded unrealized gains or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses are recognized into earnings over the terms of the loan transactions.

At December 31, 2008, accumulated other comprehensive loss included unrecognized losses of $3.1 million net of tax for derivative instruments.

NOTE N—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes the following transactions and tax effects for the years ended December 31, 2008, 2007 and 2006, respectively (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2008
Actuarial loss for pension liabilities	$(108,629)	$39,434	$(69,195)
Unrealized gain on marketable securities	22	(8)	14
Unrealized (loss) on derivative instruments	(5,457)	1,981	(3,476)
Reclassifications to net income:
Hedging gain realized	(122)	45	(77)
Pension actuarial loss	1,914	(721)	1,193
Post-retirement actuarial loss	4,294	(1,561)	2,733
Pension prior service cost	4,988	(1,871)	3,117

Other comprehensive (loss)	$(102,990)	$37,299	$(65,691)

2007
Actuarial gain for pension liabilities	$36,573	$(13,026)	$23,547
Unrealized (loss) on marketable securities	(4)	2	(2)
Unrealized gain on derivative instruments	329	(156)	173
Reclassifications to net income:
Hedging gain realized	(109)	42	(67)
Pension actuarial loss	5,963	(2,156)	3,807
Post-retirement actuarial loss	6,072	(2,166)	3,906
Pension prior service cost	4,818	(1,742)	3,076

Other comprehensive income	$53,642	$(19,202)	$34,440

2006
Minimum pension liabilities	$13,122	$(5,127)	$7,995
Unrealized gain on marketable securities	37	(13)	24
Unrealized gain on derivative instruments	575	(207)	368
Less: Reclassification of hedging gain realized in net income	(33)	12	(21)

Other comprehensive income	$13,701	$(5,335)	$8,366

NOTE O—STOCK-BASED COMPENSATION

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

	Year Ended December 31,
	2008		2007		2006
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	748,700	$7.64	597,000	$7.37	264,600	$8.33
Granted	1,353,800	2.95	319,100	8.13	332,400	6.61
Converted	(293,050)	6.03	(167,400)	7.62	—	—
Cancelled	(142,350)	6.14	—	—	—	—

Outstanding at end of period	1,667,100	$4.24	748,700	$7.64	597,000	$7.37

Vested	222,173	$5.62	178,825	$7.70	49,600	$7.44

The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $2.95, $7.83 and $6.63 for 2008, 2007 and 2006, respectively, the value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $2.96, $9.20 and $6.55 for 2008, 2007 and 2006, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2008 and 2007 and one year for the awards granted in 2006 using daily stock prices and using the following variables:

	2008	2007	2006
Risk-free interest rate	1.71%	4.67%	4.71%
Volatility	41.5%	44.1%	33.6%

The Company accounts for the awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” The standard requires the Company to measure the cost of services received in exchange for stock-based awards using the grant-date fair value of the award. For the years ended December 31, 2008, 2007 and 2006, the Company recorded expense of $2.2 million, $2.4 million and $1.7 million for stock incentive awards, respectively. The Company has assumed forfeitures of 80,200 shares in 2008 and no forfeitures in 2007 and 2006. At December 31, 2008, there was $2.1 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2008, 1,667,100 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of December 31, 2008. These awards could result in a maximum number of 2,111,650 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2010.

NOTE P—COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	December 31
	2008	2007	2006
Net earnings (loss) applicable to common stockholders	$(55,990)	$19,587	$90,054

Weighted-average shares outstanding for basic earnings per share	62,484	58,296	58,270
Common equivalent shares:
Effect of stock-based compensation awards	—	353	133

Weighted-average shares outstanding assuming dilution	62,484	58,649	58,403

Basic earnings (loss) per share	$(0.90)	$0.34	$1.55

Diluted earnings (loss) per share	$(0.90)	$0.33	$1.54

Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 616,800 shares, 251,700 shares and 268,900 shares of restricted stock for 2008, 2007 and 2006, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, is approximately 7,529,000 shares for 2008 and immaterial for 2007 and 2006.

NOTE Q—SEGMENT INFORMATION

The Company operates in three reportable segments, as described below. The DHL segment consists of the air cargo transportation, logistics and package handling services provided to DHL under the ACMI and Hub Services agreements. The DHL segment earnings include interest expense that is reimbursed under the DHL agreement. The ACMI Services segment consists of the ACMI and charter services that the Company provides outside of the ACMI agreement with DHL. The CAM segment consists of the Company’s aircraft leasing operations, and its segment earnings includes an allocation of interest expense based on aircraft values. The Company’s other activities, which include contracts with the USPS, aircraft parts sales and maintenance services, fuel management and logistics services, do not constitute reportable segments and are combined in “All other” with interest income, unallocated interest expense and inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents, marketable securities and deferred tax assets are reflected in Assets–All other below (in thousands):

	Year Ended December 31
	2008	2007	2006
Total revenues:
DHL	$1,151,860	$1,082,943	$1,211,870
ACMI Services	421,010	55,580	24,440
CAM	47,480	—	—
All other	46,444	35,992	24,051
Eliminate inter-segment revenues	(56,048)	—	—

Total	$1,610,746	$1,174,515	$1,260,361

Customer revenues:
DHL	$1,151,860	$1,082,943	$1,211,870
ACMI Services	419,749	55,580	24,440
CAM	2,729	—	—
All other	36,408	35,992	24,051

Total	$1,610,746	$1,174,515	$1,260,361

Depreciation and amortization expense:
DHL	$42,417	$41,635	$41,655
ACMI Services	35,532	9,363	3,596
CAM	15,687	—	—
All other	815	749	409

Total	$94,451	$51,747	$45,660

Pre-tax earnings (loss):
DHL	$25,197	$21,179	$22,452
ACMI Services	(84,094)	4,564	3,704
CAM	18,102	—	—
All other	(5,034)	7,545	9,857

Total	$(45,829)	$33,288	$36,013

	December 31
	2008	2007
Assets:
DHL	$310,818	$336,345
ACMI Services	297,300	521,518
CAM	259,321	135,147
All other	233,910	169,957

Total	$1,101,349	$1,162,967

During 2008, the Company had capital expenditures of $30.2 million, $3.5 million and $78.2 million for the ACMI services, DHL and CAM segments, respectively. The ACMI Services segment includes an impairment charge of $73.2 million on the goodwill and $18.0 million on its acquired intangibles for ATI and CCIA for 2008. Interest income of $2.3 million and $4.6 million is included in All other pre-tax earnings for 2008 and 2007, respectively. Interest expense of $10.2 million for 2008, $6.5 million for 2007 and $7.3 million for 2006 is reimbursed through the commercial agreements with DHL and included in the DHL earnings above. The remaining interest is included in the All other category.

Prior to 2008, all ABX overhead expenses were reimbursed by DHL. Beginning in 2008, a portion of overhead expenses are reflected in All other above and not reimbursed by DHL.

Entity-Wide Disclosures

The Company’s international revenues were approximately $177.5 million, $47.3 million and $17.2 million for 2008, 2007 and 2006, respectively, derived primarily from international flights departing from or arriving in foreign countries. All revenues for the DHL segment are attributed to U.S. operations.

NOTE R—QUARTERLY RESULTS (Unaudited)

The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Revenues	$382,056	$394,860	$403,095	$430,735
Net earnings (loss)	3,787	(526)	4,965	(64,216)
Weighted average shares:
Basic	62,417	62,460	62,508	62,549
Diluted	62,651	62,460	62,631	62,549
Earnings (loss) per share
Basic	$0.06	$(0.01)	$0.08	$(1.03)
Diluted	$0.06	$(0.01)	$0.08	$(1.03)

2007
Revenues	$288,062	$281,297	$285,964	$319,192
Net earnings	4,267	4,545	2,404	8,371
Weighted average shares:
Basic	58,282	58,282	58,288	58,345
Diluted	58,589	58,635	58,750	58,633
Earnings per share
Basic	$0.07	$0.08	$0.04	$0.14
Diluted	$0.07	$0.08	$0.04	$0.14

The consolidated financial results include the Company’s acquisition of CHI as of December 31, 2007. During the fourth quarters of 2008 and 2007, the Company recognized revenues of $7.4 million and $7.0 million, respectively, for achieving annual cost-related and service goals under the ACMI and Hub Services agreements with DHL. In the fourth quarter of 2008, the Company recorded an impairment charge of $73.2 million on goodwill and $18.0 million on acquired intangibles.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer, and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2008 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment of those criteria, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Company’s registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. That report follows.

March 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Air Transport Services Group, Inc.

Wilmington, Ohio

We have audited the internal control over financial reporting of Air Transport Services Group, Inc. (formerly ABX Holdings, Inc.) and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 23, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company’s principal customer and the Company’s defined benefit plan investments whose fair values have been estimated by management in the absence of readily determinable fair values.

DELOITTE & TOUCHE LLP

Dayton, Ohio

March 23, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is contained in part in the Proxy Statement for the 2009 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.” The information contained therein is incorporated herein by reference.

Executive Officers

The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	54

President and Chief Executive Officer, Air Transport Services Group, Inc., since December 2007 and Chief Executive Officer, ABX Air, Inc., since August 2003.

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

Peter F. Fox	59

Chief Commercial Officer, Air Transport Services Group, Inc., since February 2008.

Mr. Fox served as President and Chief Executive Officer of Cargo Holdings International, Inc. since he founded that company in 1999 as the parent of several related businesses, including Capital Cargo International Airlines, Inc.

John W. Graber	51

President, ABX Air Inc., since February 2008.

Mr. Graber was Chief Operating Officer of ABX Air, Inc., from July 2007 to February 2008. Mr. Graber held positions as President and General Manager of AAR Aircraft Services-Indianapolis, a division of AAR Corp. from 2006 to 2007. Mr. Graber also held the positions of Senior Vice President of Operations and General Manager of the military and charter businesses at ATA Airlines, Inc. from 1993 to 2006. (ATA Airlines, Inc. filed for bankruptcy in April 2008.) His experience includes over 10,000 hours of flight time as a pilot before joining ABX.

Name	Age	Information
W. Joseph Payne	45

Senior Vice President, Corporate General Counsel and Secretary, Air Transport Services Group, Inc., since February 2008 and Vice President, General Counsel and Secretary ABX Air, Inc. since January 2004.

Mr. Payne was Corporate Secretary/Counsel of ABX Air, Inc. from January 1999 to January 2004, and Assistant Corporate Secretary from July 1996 to January 1999. Mr. Payne joined ABX Air, Inc. in April 1995.

Quint O. Turner	46

Chief Financial Officer, Air Transport Services Group, Inc., since February 2008 and Chief Financial officer ABX Air, Inc. since December 2004.

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

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item are contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners,” and the information contained therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this Item is contained in part in the Proxy Statement for the 2009 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence,” and the information contained therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this Item is contained in the Proxy Statement for the 2009 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm,” and the information contained therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements

The following are filed in Part II, item 8 of this Form 10-K Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2008	$363,144	$545,894	$439,926	$469,112
December 31, 2007	516,000	103,948	256,804	363,144
December 31, 2006	872,000	27,961	383,961	516,000

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

2.2	Agreement and Plan of Reorganization, dated as of October 17, 2007, by and among ABX Air, Inc., ABX Holdings, Inc. and ABX Merger Sub, Inc. (19)

2.3	Preferred Stock Rights Agreement, dated October 17, 2007, by and between ABX Holdings, Inc. and National City Bank. (19)

2.4	Agreement and Plan of Reorganization and Certificate of Merger, dated December 31, 2007, between ABX Air, Inc., ABX Holdings, Inc. and ABX Merger Sub, Inc. (24)

2.5

Stock Purchase Agreement dated November 1, 2007, by and among ABX Holdings, Inc., CHI Acquisition Corp., Cargo Holdings International, Inc., the Significant Shareholders Named and the Parties Subsequently Joining Hereto Pursuant to Joinder Agreements. (24)

Articles of Incorporation

3.1	Certificate of Incorporation of ABX Holdings, Inc. (incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008). (19)

Exhibit No.	Description of Exhibit
3.2	Bylaws of ABX Holdings, Inc. (incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008). (19)

Instruments defining the rights of security holders

4.1	Specimen of common stock of ABX Holdings, Inc. (3)

4.2	Preferred Stock Rights Agreement dated December 31, 2007 by and between ABX Holdings, Inc. and a rights agent. (19)

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

10.13	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee. (1)

10.14	Form of change in control agreement with CEO and each of the next four highest paid officers. (4)
10.15	Form of Retention Bonus Agreement with CEO and each of the next four highest paid officers. (4)

10.15a	Form of Amendment to Retention Bonus Agreement. (15)

10.16	Director compensation fee summary. (6)

10.17	Form of Executive Incentive Compensation Plan for CEO and the next four highest paid officers. (9)

10.18	Credit Agreement, dated as of March 31, 2004. (7)

Exhibit No.	Description of Exhibit
10.19	Amendment No.1-dated June 18, 2004 to the Credit Agreement dated as of March 31, 2004. (8)

10.20	Form of Long-Term Incentive Compensation plan for officers, dated July 12, 2005. (10)

10.21	Amendment to the Hub and Line-Haul Services Agreement, dated August 9, 2005. (11)

10.22	Form of Long-Term Incentive Compensation Plan for directors, dated October 4, 2005. (12)

10.23	Aircraft modification agreement with Israel Aircraft Industries, Ltd. (13)

10.24	Consent to Assignment of ACMI Service Agreement and Hub & Line-Haul Services Agreement. (13)

10.25	Agreement with DHL, dated March 15, 2006. (13)

10.26	Letter from DHL dated July 19, 2006, notifying ABX Air, Inc. of a change to the scope of services under the ACMI agreement. (14)

10.27	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (14)

10.28	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (15)

10.29	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (16)

10.30	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (17)

10.31	Aircraft Loan and Security Agreement and related promissory note, dated July 18, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (18)

10.32

Credit Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc., CHI Acquisition Corp., SunTrust Bank as Administrative Agent, Regions Bank as Syndication Agent and the other lenders from time to time a party thereto. (19)

10.33	Guarantee and Collateral Agreement dated December 31, 2007, executed by ABX Holdings, Inc., ABX Air, Inc., CHI Acquisition Corp. and each direct and indirect subsidiary of ABX Holdings, Inc. (19)

10.34	Escrow Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc., the Significant Shareholders who are signatories thereto and Wells Fargo Bank, National Association. (19)

10.35	Securities Purchase Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc. and the Significant Shareholders who are signatories thereto. (19)

10.36	Form of Senior Subordinated Convertible Note of ABX Holdings, Inc. (19)

10.37	Form of Senior Subordinated Notes of ABX Air, Inc. (19)

10.38	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (24)

10.39	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (24)

10.40	Employment Agreement between Cargo Holdings International, Inc. and Peter Fox, dated November 1, 2007. (19)

10.41	First Amendment to Credit Agreement. (20)

10.42	First Amendment to Escrow Agreement, among ABX Holdings, Inc. and the Significant Shareholders. (21)

10.43	Assignment Agreement with SunTrust Bank and ABX Material Services, Inc. (22)

Exhibit No.	Description of Exhibit
10.44	Assignment Agreement with Regions Bank and ABX Material Services, Inc. (22)

10.45	Severance and Retention Agreement dated August 15, 2008, between DPWN Holdings (USA), Inc. and ABX Air, Inc. (23)

10.46	Agreement dated September 9, 2008, between Israel Aerospace Industries Ltd. and Cargo Aircraft Management, Inc. for airline conversion. (23)

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (6)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on May 9, 2003 with the Securities and Exchange Commission.
(2)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on June 18, 2003 with the Securities and Exchange Commission, as amended.
(3)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on July 9, 2003 with the Securities and Exchange Commission, 2003, as amended.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 with the Securities and Exchange Commission.
(5)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 25, 2004 with the Securities and Exchange Commission.
(6)	Incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.
(7)	Incorporated by reference to the Company’s 8-K filed on April 7, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004 with the Securities and Exchange Commission.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2004 with the Securities and Exchange Commission.
(10)	Incorporated by reference to the Company’s 8-K filed on July 12, 2005.
(11)	Incorporated by reference to the Company’s 8-K filed on August 9, 2005.
(12)	Incorporated by reference to the Company’s 8-K filed on October 4, 2005.
(13)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.
(15)	Incorporated by reference to the Company’s Annual Report of Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2007.
(19)	Incorporated by reference to the Company’s 8-K/A, submitted for filing with the Securities and Exchange Commission on March 14, 2008.
(20)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on January 25, 2008.
(21)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on March 21, 2008.
(22)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on August 13, 2008.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2008.
(24)	Incorporated by reference to the Company’s 10-K, submitted for filing with the Securities and Exchange Commission on March 17, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE Joseph C. Hete	President and Chief Executive Officer	March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/S/ JAMES H. CAREY James H. Carey	Director and Chairman of the Board	March 23, 2009

/S/ JAMES E. BUSHMAN James E. Bushman	Director	March 23, 2009

/S/ JEFFREY A. DOMINICK Jeffrey A. Dominick	Director	March 23, 2009

/S/ JOHN D. GEARY John D. Geary	Director	March 23, 2009

/S/ JOSEPH C. HETE Joseph C. Hete	Director, President and Chief Executive Officer	March 23, 2009

/S/ RANDY D. RADEMACHER Randy D. Rademacher	Director	March 23, 2009

/S/ J. CHRISTOPHER TEETS J. Christopher Teets	Director	March 23, 2009

/S/ JEFFREY J. VORHOLT Jeffrey J. Vorholt	Director	March 23, 2009

/S/ QUINT O. TURNER Quint O. Turner	Chief Financial Officer	March 23, 2009