Form 10-Q
period 2009-03-31
Air Transport Services Group, Inc.
filed 2009-05-11
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

Commission File Number 000-50368

(Exact name of registrant as specified in its charter)

Delaware	26-1631624
(State of incorporation or organization)	(IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

(937) 382-5591

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 11, 2009, Air Transport Services Group, Inc. had outstanding 63,293,234 shares of common stock, par value $.01.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2008 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

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

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
REVENUES	$280,552	$382,056

OPERATING EXPENSES
Salaries, wages and benefits	137,456	158,757
Fuel	39,649	119,892
Maintenance, materials and repairs	20,210	26,144
Depreciation and amortization	21,723	21,242
Landing and ramp	11,849	14,037
Travel	5,870	7,953
Rent	3,586	3,446
Insurance	3,039	2,776
Other	11,936	12,229

	255,318	366,476

INTEREST EXPENSE	(7,646)	(10,375)
INTEREST INCOME	178	1,002

INCOME BEFORE INCOME TAXES	17,766	6,207
INCOME TAXES	(6,669)	(2,420)

NET EARNINGS	$11,097	$3,787

EARNINGS PER SHARE
Basic	$0.18	$0.06

Diluted	$0.18	$0.06

WEIGHTED AVERAGE SHARES
Basic	62,638	62,417

Diluted	62,800	62,651

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$124,000	$116,114
Marketable securities - available-for-sale	—	26
Accounts receivable, net of allowance of $447 in 2009 $469 in 2008	19,861	24,495
Due from DHL	60,771	63,362
Inventory	8,852	11,259
Prepaid supplies and other	7,616	11,151
Deferred income taxes	20,171	20,172
Aircraft and engines held for sale	9,412	2,353

TOTAL CURRENT ASSETS	250,683	248,932

Property and equipment, net	657,443	671,552
Other assets	24,243	25,281
Deferred income taxes	29,974	54,807
Intangibles	10,778	11,000
Goodwill	89,777	89,777

TOTAL ASSETS	$1,062,898	$1,101,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,855	$36,618
Accrued salaries, wages and benefits	43,072	63,500
Accrued severance and retention	49,860	67,846
Accrued expenses	13,562	13,772
Current portion of debt obligations	62,319	61,858
Unearned revenue	14,904	14,813

TOTAL CURRENT LIABILITIES	233,572	258,407
Long-term obligations	392,351	450,628
Post-retirement liabilities	290,344	294,881
Other liabilities	19,798	17,041
Commitments and contingencies (Note G)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,293,234 and 63,247,312 shares issued and outstanding in 2008 and 2007, respectively	633	632
Additional paid-in capital	489,948	460,155
Accumulated deficit	(234,437)	(245,534)
Accumulated other comprehensive loss	(129,311)	(134,861)

TOTAL STOCKHOLDERS’ EQUITY	126,833	80,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,062,898	$1,101,349

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2009	2008
OPERATING ACTIVITIES:
Net earnings	$11,097	$3,787
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,723	21,242
Pension and post-retirement amortization	8,517	1,746
Deferred income taxes	4,903	2,290
Amortization of stock-based compensation	319	337
Gains on asset disposition, net of impairments	(702)	(88)
Changes in assets and liabilities:
Accounts receivable	7,225	28,382
Inventory and prepaid supplies	5,376	6,124
Accounts payable	7,601	(7,502)
Unearned revenue	(705)	9,013
Accrued expenses, salaries, wages and benefits and other liabilities	(35,636)	(12,120)
Post-retirement liabilities	(4,537)	9,646
Other	602	(1,059)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,783	61,798

INVESTING ACTIVITIES:
Capital expenditures	(10,035)	(34,845)
Proceeds from the sale of property and equipment	3,652	330
Proceeds from redemptions of marketable securities	26	45,788
Acquisition of CHI	—	(3,840)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,357)	7,433

FINANCING ACTIVITIES:
Principal payments on borrowings	(11,540)	(51,994)
Proceeds from borrowings	—	20,000

NET CASH (USED IN) FINANCING ACTIVITIES	(11,540)	(31,994)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,886	37,237

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,114	59,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,000	$96,508

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$5,775	$8,686

Income taxes paid	$93	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$7,700	$6,382

Capital contribution through debt extinguishment (see Note F)	$29,477	$—

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The interim period consolidated financial statements of Air Transport Services Group, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements and are unaudited. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2008 financial amounts are extracted from the annual audited financial statements.

Nature of Operations

The Company includes three independently certificated airlines through its wholly-owned subsidiaries. Its airline subsidiaries are ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”), and Air Transport International, LLC (“ATI”). The airlines primarily operate as cargo airlines within the U.S. The Company’s operations include a wholly-owned aircraft leasing business, Cargo Aircraft Management, Inc. (“CAM”). CAM leases aircraft to each of the Company’s airlines as well as to non-affiliated airlines.

DHL, an international, integrated delivery company, is the Company’s largest customer, accounting for 65% and 74% of the Company’s revenue in the quarters ended March 31, 2009 and 2008, respectively. Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub Services agreement, ABX provides airlift, package handling, and other cargo-related services to DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”). Through its airline subsidiaries, the Company provides airlift to other customers typically through ACMI agreements. At March 31, 2009, ABX had 12 Boeing 767-200 freighter aircraft in service that were not under the DHL ACMI agreement, while CCIA and ATI had 16 aircraft and 18 aircraft in revenue service, respectively. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation, primarily to the U.S. military, using its McDonnell Douglas DC-8 combi aircraft, which are certified to carry passengers as well as cargo on the main deck.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), the Company assesses, during the fourth quarter of each year, whether acquired goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company finds it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually.

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

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.6 million and $1.3 million for the quarters ended March 31, 2009 and 2008, respectively.

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

Comprehensive Income

Comprehensive income (loss) includes net earnings or loss and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s pension liability, unrealized gains and losses on available-for-sale marketable securities and gains and losses associated with interest rate hedging instruments.

Fair Value Information

Assets or liabilities that are required to be measured at fair value are reported using the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The amounts included on the Company’s consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these instruments. The Company’s short-term available-for-sale securities and derivative financial instruments are reported at fair value on the Company’s consolidated balance sheet. The fair value of the Company’s short-term available-for-sale securities are based on quoted prices in active markets for identical assets. The fair values of the Company’s derivative financial instruments are based on other observable inputs. The use of significant unobservable inputs was not necessary in determining the fair value of the Company’s financial assets and liabilities.

Revenue Recognition

Revenues from DHL are determined based on expenses incurred during a period under the two commercial agreements with DHL and are recognized when the related services are performed. Except for the amendments described below, expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on the promissory note due to DHL, rent and ramp and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of certain cost-related and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost-related goals and annual service goals expressly specified in each of the two agreements. The Company measures quarterly goals and records incremental revenues in the quarter in which earned. Historically, at the end of each fiscal year, the Company measures the achievement of annual goals and records any incremental revenues earned by achieving the annual goals during the fourth quarter.

In 2008, ABX and DHL amended the ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the fourth quarter of 2008 and the first quarter of 2009. Under these revenue amendments, annual goals were not set for 2009, nor was a quarterly cost goal. Instead, the agreed revenue for the first quarter of 2009 includes amounts to replace these incremental revenues. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees that are displaced in conjunction with DHL’s U.S. restructuring plan. DHL reimburses ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s revenues for the first quarter of 2009 includes reimbursement for expenses incurred under the commercial agreements, the incremental revenues set by the November 2008 revenue amendments and reimbursement for employee severance, retention and other benefits paid during the quarter. In April 2009, ABX and DHL again amended the ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the second quarter of 2009.

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

New Accounting Pronouncements

In December 2008, the Financial Accounting Standard Board (“FASB”) affirmed FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP FAS 132(R)-1 is effective for us as of December 31, 2009. Because FSP FAS 132(R)-1 applies only to financial statement disclosures, the adoption will not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 was adopted by the Company on January 1, 2009. The adoption of SFAS 161 did not have any impact on the Company’s consolidated net earnings, cash flows or financial position.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of this FSP will materially impact the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP SFAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 will not have a material effect on the Company’s financial condition or results of operations.

NOTE B—SIGNIFICANT CUSTOMERS

DHL

Pursuant to its 2008 restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services in January 2009. DHL now provides only international services to and from the U.S. In January 2009, the regional sorting hubs staffed by ABX were closed, the sort operations in Wilmington, Ohio were downsized to process only international shipments and all of ABX’s DC-9 aircraft were terminated from the DHL ACMI agreement. At this time, ABX continues to provide airlift and sorting for DHL’s international delivery services through ABX’s Boeing 767 aircraft and personnel at the Wilmington night sort operations. ABX provides these services to DHL under the pre-existing ACMI and Hub Services agreements.

On April 17, 2009 DHL announced that it planned to cease it package sorting and aircraft hub operations from the DHL Air Park in Wilmington to the Cincinnati/Northern Kentucky International Airport. DHL has indicated to ABX that it plans to move during the third quarter of 2009. If DHL moves its operations to Cincinnati/Northern Kentucky International Airport, approximately 900 additional ABX positions will be eliminated.

Through March 31, 2009, ABX has terminated approximately 6,875 people since DHL’s restructuring began in mid 2008. During the first quarter of 2009, hours paid to employees declined approximately 61% compared to the corresponding quarter of 2008, primarily due to DHL’s restructuring plans. Employee receive severance, retention and other benefits under a severance and retention agreement (“S&R agreement”) executed between ABX and DHL. The S&R agreement specifies employee severance, retention and other benefits that DHL will pay to ABX in conjunction with its U.S. restructuring plan. The same agreement includes provisions to pay ABX for crewmember benefits if ABX and the collective bargaining unit for the crewmembers can reach an agreement in regards to the use of those funds for severance, pension funding or other issues arising from DHL’s U.S. restructuring plan.

In March 2009, DHL gave ABX notice to remove five Pratt & Whitney powered Boeing 767 aircraft having a net book value of approximately $24.0 million, from the DHL network. ABX expects to sell these aircraft to DHL in the second quarter of 2009. Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. The Company can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL depends on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Management assesses the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if ABX’s stand-alone equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if ABX’s stand-alone equity is greater than $100 million, as it is at this time, any amount by which the fair market value is less than net book value would be recorded as an impairment charge. For purposes of applying the $100 million stockholders’ equity threshold, stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

ABX and DHL continue to discuss DHL’s longer term airlift requirements. ABX and DHL are currently negotiating lease options for four ABX Boeing 767 aircraft under 64.5 month lease terms, commencing August 15, 2010. Management expects to put to DHL several of the remaining 18 non-standard freighter Boeing 767 aircraft that are currently in service to DHL under the ACMI agreement. The proceeds from these aircraft would be used to help finance the modification of certain remaining Boeing 767 aircraft from a passenger door loading system to a standard freighter configuration.

The Company’s balance sheets included the following balances related to revenue transactions with DHL (in thousands):

	March 31, 2009	December 31, 2008
Assets (Liabilities):
Accounts receivable	$60,771	$63,362
Aircraft put to DHL	7,456	393
Accounts payable	(1,529)	(392)
Accrued severance and retention	(49,860)	(67,846)
Unearned revenue	(9,150)	(8,749)

Net asset (liability)	$7,688	$(13,232)

Revenues from contracted services performed for DHL were approximately 65% and 74% of the Company’s total revenues for the quarters ended March 31, 2009 and 2008, respectively.

As specified in the two commercial agreements with DHL, ABX is advanced funds on the first business day of each week for the costs budgeted to be incurred for the upcoming week. Unearned revenue reflects the portion of a scheduled payment from DHL that relates to revenues earned in the next quarter. Accounts receivable is primarily from the revenues earned under the commercial agreements. Accounts payable is interest payable on the promissory note.

BAX Global

A substantial portion of the Company’s revenues, cash flows and liquidity are also dependent on BAX. Revenues from services performed for BAX were approximately 14% of consolidated revenues for the quarters ended March 31, 2009 and 2008. Under its agreement with BAX, CHI has the right to be the exclusive provider of main deck freighter lift in the BAX U.S. network through December 31, 2011.

The Company’s balance sheets include the following balances related to revenue transactions with BAX (in thousands):

	March 31, 2009	December 31, 2008
Assets (Liabilities):
Accounts receivable	$2,527	$2,101
Accounts payable	(872)	(1,529)

Net asset	$1,655	$572

NOTE C—WIND-DOWN COSTS

As a result of DHL’s U.S restructuring plan, the Company has incurred costs to reduce the scope of its operations. Under a severance and retention agreement between DHL and ABX, the severance and retention benefits provided to employees are refunded to ABX by DHL after payments are made by ABX. Wind-down expenses are reflected in the DHL segment. All expenses related to employee severance and retention benefits are included in salaries, wages, and benefits. The wind-down costs incurred through March 31, 2009 are summarized below (in thousands):

	Severance Benefits	Retention Benefits	Total
Accrued costs at December 31, 2008	$28,920	$38,926	$67,846
Costs incurred	15,082	14,752	29,834
Costs paid	(29,871)	(17,949)	(47,820)

Accrued costs at March 31, 2009	$14,131	$35,729	$49,860

Future wind-down costs are expected to include additional severance benefits as more ABX employees are terminated, as well as the cost to terminate aircraft leases and aircraft maintenance contracts. In April 2009, ABX and DHL amended the severance and retention agreement to provide for additional retention bonuses for covered employees who remain employed through August 31, 2009. The actual cost will depend on the size and timing of DHL business reductions. As a result of DHL’s restructuring plans for the U.S., the Company estimates the total employee severance and retention benefits that it will pay and for which DHL has agreed to reimburse, will exceed $200 million. At this time, it is not reasonably possible to estimate other wind-down costs.

NOTE D—INCOME TAXES

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2009 have been estimated utilizing a 37.5% rate based on year-to-date income and projected results for the full year, excluding discrete items. The final effective tax rate to be applied to 2009 will depend on the actual amount of pre-tax book income generated by the Company for the full year.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The returns may be subject to examination by the Internal Revenue Service (“IRS”) and other jurisdictional authorities for years ended December 31, 2003 through 2007. The IRS recently began an examination of CHI for the tax year ended December 31, 2006.

The Company reduced deferred tax assets for net operating loss carry forwards by $16.8 million in March 2009 to reflect the tax effect associated with the extinguishment of debt (See Note F).

NOTE E—PROPERTY AND EQUIPMENT

At March 31, 2009, the Company’s subsidiaries operated 73 aircraft, consisting of 41 Boeing 767, 2 Boeing 757, 14 Boeing 727, and 16 McDonnell Douglas DC-8 aircraft.

Property and equipment, to be held and used, consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Aircraft and flight equipment	$845,014	$899,315
Support equipment	50,905	50,823
Vehicles and other equipment	1,830	1,832
Leasehold improvements	1,250	1,272

	898,999	953,242
Accumulated depreciation	(241,556)	(281,690)

Property and equipment, net	$657,443	$671,552

Property and equipment includes $58.1 million of property held under capital leases as of March 31, 2009 and $55.0 million as of December 31, 2008. Accumulated depreciation and amortization includes $19.7 million as of March 31, 2009 and $17.5 million as of December 31, 2008 for property held under capital leases. During the first quarter of 2009, CAM leased aircraft with a cost of $45.1 million and accumulated depreciation of $1.4 million to external customers. The aircraft are recorded in aircraft and flight equipment.

In December 2008, ABX received notice from DHL that ABX’s remaining 32 DC-9 aircraft would not be needed in the DHL network after January 2009. Accordingly, in January 2009, these aircraft were removed from service. During 2009, ABX put to DHL the 32 DC-9 aircraft that were removed from service under the ACMI agreement. In March 2009, DHL gave ABX notice to remove five Pratt & Whitney powered Boeing 767 aircraft having a net book value of approximately $24.0 million, from the DHL network. ABX expects to put these Boeing 767 aircraft to DHL in the second quarter of 2009. Pursuant to the terms of the ACMI agreement, the Company has certain rights to put to DHL any aircraft that is removed from service. The Company can put such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL will depend on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Management assesses the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service. Provisions of the ACMI agreement stipulate that if ABX’s stand-alone equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if ABX’s stand-alone equity is greater than $100 million, as it is at this time, any amount by which the fair market value is less than net book value would be recorded as an impairment charge. For purposes of applying the $100 million stockholders’ equity threshold, stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

Aircraft and Engines Held For Sale

At March 31, 2009, ABX held spare engines and aircraft that had been removed from DHL service. At March 31, 2009, $7.5 million of the $9.4 million balance reflects DC-9 aircraft that were put to DHL and transfer of the aircraft were in process. The remaining aircraft and engines held for sale are being marketed to part dealers and private operators or are being used for spare parts. Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of operations.

NOTE F—DEBT OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Unsubordinated term loan	$216,937	$222,500
Revolving credit facility	18,500	18,500
Aircraft loans	105,182	106,928
Capital lease obligations-Boeing 767	50,219	52,864
Capital lease obligations-Boeing 727	17,128	18,648
Promissory note due to DHL, unsecured	46,000	92,276
Other capital leases	704	770

Total long-term obligations	454,670	512,486
Less: current portion	(62,319)	(61,858)

Total long-term obligations, net	$392,351	$450,628

The Company entered into a Credit Agreement with a consortium of lenders on December 31, 2007 that provides for a $75.0 million revolving credit facility and an unsubordinated term loan through December 2012. The unsubordinated term loan and the revolving credit facility are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest and taxes and on prevailing LIBOR or prime rates. At March 31, 2009, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 3.00% (4.22% at March 31, 2009). The agreement provides for the issuance of letters of credit on the Company’s behalf. As of March 31, 2009, the unused revolving credit facility totaled $37.0 million, net of draws of $18.5 million and outstanding letters of credit of $19.5 million. The revolving credit facility at March 31, 2009 carried an interest rate of LIBOR (30-day) plus 3.00% (3.55% at March 31, 2009).

In January, 2008, DHL made a demand for payment in full of the unsecured promissory note. In its demand, DHL asserted that the acquisition by the Company of Cargo Holding International, Inc (“CHI”) and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the promissory note. On March 16, 2009, the Company and DHL reached a binding agreement to amend the promissory note. On May 8, 2009 the promissory note was formally amended. DHL agreed it would relinquish its claim that the Company’s acquisition of CHI and the related financing transaction, constituted a “change of control.” The Company agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance. In March 2009, the Company recorded the extinguishment of $46.3 million as a capital transaction due to ABX’s relationship with DHL stemming from ABX’s separation from Airborne, Inc. in August 2003. Net of income tax effects, paid in capital increased by $29.5 million due to the extinguishment. Based on the anticipated principal payment in 2009, the Company’s balance sheet as of March 31, 2009 reflects $15.0 million, of the $46.0 million promissory note as a current liability. The due date for the remaining $31.0 million remains unchanged, August 2028. Until that time, the promissory note continues to bear interest at a rate of 5% per annum and DHL will continue to reimburse ABX the interest expense from the note at least through 2012. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up and is paid semi-annually.

The aircraft loans are collateralized by seven aircraft, and fully amortize by 2018 with interest rates ranging from 6.74% to 7.36% per annum payable monthly. The capital lease obligations for five Boeing 767 aircraft consist of two different leases, both expiring in 2011 with options to extend into 2017. The capital lease payments for three of the five aircraft include quarterly principal and variable interest of LIBOR (90-day) plus 2.50% (3.69% at March 31, 2009). The capital lease for the other two Boeing 767 aircraft carries a fixed implicit interest rate of 8.55%. Capital lease obligations for seven Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire between 2010 and 2012. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft.

Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default that may have material adverse effects on the Company. The conditions of the Credit Agreement and the aircraft loans cross-default. Certain lenders have questioned whether DHL’s decision to restructure its U.S. business constitutes a material adverse event (“MAE”) under provisions of the Credit Agreement and aircraft loans. If a lender within the Credit Agreement declares an MAE, availability under the revolving credit facility will be reduced by that lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the Company attempts to borrow under the Credit Facility, the lenders can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. Given the current credit crisis and announcement by DHL of its U.S. restructuring plan, the interest rates and other costs of a renegotiated or new facility, assuming the Company could obtain a new facility, would likely be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Agreement. The Company is currently in compliance with the financial covenants specified in the Credit Agreement.

On March 16, 2009, the Company and DHL executed a memorandum of understanding related to Boeing 767 aircraft leases (“MOU”). If a definitive agreement is consummated, DHL would have the option to lease from ABX up to four Boeing 767 aircraft under 64.5 month lease terms, commencing August 15, 2010. ABX would grant DHL a credit of $10 million as prepaid rent toward the four aircraft leases. DHL in return would assume all of ABX’s financial obligations for five other Boeing 767 aircraft currently under capital leases, retroactive to January 31, 2009. DHL would have until February 15, 2010 to exercise the lease option on each aircraft. If DHL does not exercise its lease option for an aircraft, ABX would pay DHL $2.5 million of the prepaid rent credit. At DHL’s request, ABX would continue to operate the five Boeing 767 aircraft for DHL under the ACMI agreement after the aircraft have been transferred to DHL. As of March 31, 2009 the Company’s balance sheet reflected approximately $50.2 million of debt obligations and $21.5 million of net book value related to these five aircraft. The Company will account for DHL’s assumption of the obligations and disposition of the aircraft to DHL when these events occur. The MOU was extended and now becomes terminable by either party on or after May 15, 2009.

NOTE G—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under long-term operating lease agreements. ABX leases portions of the DHL Air Park and certain sorting equipment from DHL. The term of such leases expire at the end of the transition period that would follow termination of the ACMI and Hub Services agreements.

Commitments

On September 15, 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger freighters to standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. At March 31, 2009, the Company owned one Boeing 767 aircraft that was in modification from passenger freighter to standard freighter configuration. The Company anticipates costs of approximately $0.8 million to complete the modification of this aircraft. If CAM were to cancel the conversion program as of March 31, 2009, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $5.9 million for non-recurring engineering costs and approximately $8.3 million associated with additional conversion part kits which have been ordered.

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

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of voting equity or have actual control of a U.S. certificated air carrier. The DOT may determine that DHL actually controls ABX as a result of its commercial arrangements (in particular, the ACMI agreement and Hub Services agreement) with DHL. If the DOT determines that ABX is controlled by DHL, the DOT could require amendments or modifications of the ACMI and/or other agreements between ABX and DHL. If ABX were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke ABX’s air carrier certificates and/or authorities, and this would materially and adversely affect the business.

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

Employees Under Collective Bargaining Agreements

As of March 31, 2009, all of the flight crewmembers of ABX, ATI and CCIA were covered under collective bargaining agreements, which are summarized in the following table:

Airline	Labor Agreement Unit	Date Contract Became Amendable	Percentage of Company’s Employees
ABX	International Brotherhood of Teamsters	July 31, 2006	10.5%
ATI	International Brotherhood of Teamsters	May 1, 2004	4.6%
CCIA	Airline Pilot Association	March 31, 2004	3.3%

NOTE H—COMPONENTS OF NET PERIODIC BENEFIT COST

ABX sponsors a qualified defined benefit pension plan for its flight crewmembers and a qualified defined benefit pension plan for certain of its other employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. ABX also sponsors a post-retirement healthcare plan, which is unfunded.

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

	Three Months Ended March 31,
	Pension Plans		Post-retirement Healthcare Plan
	2009	2008	2009	2008
Service cost	$3,470	$8,327	$153	$467
Interest cost	9,434	9,630	10	466
Expected return on plan assets	(7,105)	(9,091)	—	—
Amortization of prior service cost	619	1,248	—	—
Amortization of net loss	7,912	480	427	18

Net periodic benefit cost	$14,330	$10,594	$590	$951

The Company revoked its previously announced decision to freeze benefits of ABX largest defined benefit pension plan for non-pilots. Employees within the plan continue to earn retirement benefits. During the quarter ended March 31, 2009, the Company paid $10.8 million of contributions to its defined benefit pension plans. The Company presently anticipates contributing at least $25.6 million to fund its pension plans during the remainder of 2009 for a total of $36.4 million.

NOTE I—DERIVATIVE INSTRUMENTS

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

The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps at March 31, 2009 (in thousands):

Expiration Date	Notional Amount	Stated Interest Rate	Market value (liability)
12/31/2012	$82,875	3.105%	$(3,321)
12/31/2012	48,750	3.105%	(1,941)

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

At March 31, 2009, accumulated other comprehensive loss included unrecognized losses of $3.0 million net of tax for derivative instruments.

NOTE J—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the quarters ended March 31, 2009 and 2008 (in thousands):

	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2009
Net income			$11,097
Other comprehensive income:
Unrealized gain on marketable securities	$—	$20	$20
Unrealized gain on hedge derivatives	194	(70)	124
Reclassifications to net earnings:
Hedging gain realized	(29)	10	(19)
Pension actuarial loss	7,912	(2,872)	5,040
Post-retirement actuarial gain	(14)	5	(9)
Pension prior service cost	619	(225)	394

Total other comprehensive income	$8,682	$(3,132)	5,550

Comprehensive income			$16,647

2008
Net income			$3,787
Other comprehensive income:
Unrealized loss on marketable securities	$(11)	$4	(7)
Unrealized loss on hedge derivatives	(125)	45	(80)
Reclassifications to net earnings:
Hedging gain realized	(31)	11	(20)
Pension actuarial loss	480	(174)	306
Post-retirement actuarial loss	18	(6)	12
Pension prior service cost	1,248	(453)	795

Total other comprehensive income	$1,579	$(573)	1,006

Comprehensive income			$4,793

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

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Target number of shares	Weighted average grant date value	Target number of shares	Weighted average grant date value
Outstanding at beginning of period	1,667,100	$4.24	748,700	$7.64
Granted	—	—	1,113,200	2.94
Converted	(60,974)	6.63	(62,150)	7.79
Cancelled	(109,426)	6.15	(62,150)	9.91

Outstanding at end of period	1,496,700	$4.00	1,737,600	$4.54

Vested	161,200	$5.23	161,200	$5.23

For the quarters ended March 31, 2009 and 2008, the Company recorded expense of $0.3 million and $0.4 million, respectively, for stock incentive awards. At March 31, 2009, there was $1.8 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of March 31, 2009, 1,496,700 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of March 31, 2009. These awards could result in a maximum number of 1,860,450 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2010.

NOTE L—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net income applicable to common stockholders	$11,097	$3,787

Weighted-average shares outstanding for basic earnings per share	62,638	62,417
Common equivalent shares:
Effect of stock-based compensation awards	162	234

Weighted-average shares outstanding assuming dilution	62,800	62,651

Basic earnings per share	$0.18	$0.06

Diluted earnings per share	$0.18	$0.06

The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, is approximately 6,010,000 shares.

NOTE M—SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2009	2008
Total revenues:
DHL	$182,874	$280,817
ACMI Services	86,034	93,293
CAM	13,017	10,092
All other	11,002	8,549
Eliminate Inter-segment revenues	(12,375)	(10,695)

Total	$280,552	$382,056

Customer revenues:
DHL	$182,874	$280,817
ACMI Services	86,034	93,293
CAM	2,056	—
All other	9,588	7,946

Total	$280,552	$382,056

Depreciation and amortization expense:
DHL	$8,596	$10,215
ACMI Services	8,135	8,133
CAM	4,797	2,705
All other	195	189

Total	$21,723	$21,242

Segment earnings:
DHL	$12,681	$3,961
ACMI Services	1,870	1,089
CAM	4,750	4,319
All other	(1,535)	(3,162)

Total	$17,766	$6,207

	March 31, 2009	December 31, 2008
Assets:
DHL	$283,895	$310,818
ACMI Services	279,077	297,300
CAM	277,858	259,321
All other	222,068	233,910

Total	$1,062,898	$1,101,349

Interest income of $0.2 million and $1.0 million is included in All other pre-tax earnings for 2009 and 2008, respectively. Interest expense of $2.4 million for 2009 and $2.7 million for 2008 is reimbursed through the commercial agreements with DHL and included in the DHL segment earnings above. The remaining interest is included in the All other category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc. and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as “the Company”, “we”, “our” or “us” from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2008.

BACKGROUND

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

DHL

DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”) is the Company’s largest customer, accounting for approximately 65% of the Company’s revenues for the first quarter of 2009. ABX has two commercial agreements with DHL. Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub Services agreement, ABX provides airlift, package handling, and other cargo related services to DHL. In 2008, DHL began to restructure its U.S. operations, which significantly impacted ABX’s operations

ACMI Services

Through its airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. military, typically through ACMI agreements. The airlines serve a variety of customers in the air cargo industry by flying in North America, South America, Central America, Europe and Asia. At March 31, 2009, ABX operated 12 Boeing 767-200 freighter aircraft that were not under the DHL ACMI agreement, while CCIA and ATI operated 16 aircraft and 18 aircraft, respectively. Customers are usually charged based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation primarily to the U.S. military using its DC-8 combi aircraft that are certified to carry passengers as well as cargo on the main flight deck. ACMI Services also includes revenues from block space agreements, in which customers’ contract for specific amounts of space on certain flights. In these agreements, customers are typically charged by the weight carried on the aircraft during a flight, or based on the number of aircraft load positions purchased. ACMI Services includes revenues from supplemental airlift provided to DHL under additional ACMI arrangements.

CAM

The Company offers aircraft leasing through its CAM subsidiary. Aircraft leases normally cover a term of several years. In a typical leasing agreement, customers pay rent and a maintenance deposit on a monthly basis. CAM had 37 aircraft that were under lease at the quarter ended March 31, 2009, 35 of them to ABX, ATI and CCIA.

Other Activities

In addition to its ACMI services, the Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. Through a wholly-owned subsidiary, the Company operates three U.S. Postal Service (“USPS”) sorting facilities. The Company also provides equipment leasing and maintenance, as well as specialized services for aircraft fuel management and freight logistics. These other business activities do not constitute reportable segments. Other activities include general and administrative expenses not associated with the DHL commercial agreements, including an allocation of ABX’s overhead expenses, starting January 1, 2008.

SEGMENT RESULTS

DHL Segment

Pursuant to its 2008 restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services in January 2009. DHL now provides only international services to and from the U.S. In January 2009, the regional sorting hubs staffed by ABX were closed, the sort operations in Wilmington, Ohio were downsized to process only international shipments and all of ABX’s DC-9 aircraft were terminated from the DHL ACMI agreement. At this time, ABX continues to provide airlift and sorting for DHL’s international delivery services through ABX’s Boeing 767 aircraft and personnel at the Wilmington night sort operations. ABX provides these services to DHL under the pre-existing ACMI and Hub Services agreements.

Our pre-tax earnings from the DHL segment increased by $8.7 million to $12.7 million for the first quarter of 2009 compared to the corresponding period of 2008. Our pre-tax earnings from the DHL segment includes approximately $5.6 million of mark-up above our cost for the first quarter of 2009 compared to approximately $3.9 million of mark-up above our costs for the corresponding period of 2008. The increase in revenues reflects amendments to our ACMI and Hub services agreement with DHL in November 2008. In November 2008, ABX and DHL amended the pricing provisions of the ACMI and Hub Services agreements (“revenue amendments”) which effectively fixed ABX’s pre-tax earnings for the DHL agreements for the fourth quarter of 2008 and the first quarter of 2009. Prior to the revenue amendments, expense incurred under the commercial agreements were generally marked-up by 1.75% and included in revenues. Both agreements also allowed ABX to earn incremental revenues calculated on mark-ups above the 1.75% base mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Under the November 2008 revenue amendments, annual goals were not set for 2009, nor was a quarterly cost goal. Instead, the agreed revenue for the first quarter of 2009 includes amounts to replace these incremental revenues. The Company’s revenues for the first quarter of 2009 include reimbursement for all expenses incurred under the commercial agreements, as well as, all of the incremental revenues set by the November 2008 revenue amendments.

Our cost under the commercial agreements declined approximately 51%, during the first quarter of 2009 compared to 2008 due to the implementation of DHL’s restructuring plans, including the removal of aircraft from the DHL network and the termination of employees. Through March 31, 2009, ABX has terminated approximately 6,875 people since DHL’s restructuring began in mid 2008. During the first quarter of 2009, hours paid to employees declined approximately 61% compared to the corresponding quarter of 2008, primarily due to DHL’s restructuring plans. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) to facilitate the restructuring and write-down of DHL’s U.S. operations. The S&R agreement specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees that are affected by DHL’s U.S. restructuring plan. DHL reimburses ABX for the cost of employee benefits paid in accordance with the S&R agreement. ABX revenues and expenses for the first quarter of 2009 include $29.8 million for severance and retention benefits incurred under the S&R agreement terminations. Additionally, under the S&R agreement, DHL reimburses ABX for employee vacation benefits that ABX pays to terminated employees. Our DHL revenues for the first quarter of 2009 include $7.1 million in reimbursement of vacation benefits paid to employees who were terminated as a result of DHL’s restructuring plan.

On April 17, 2009 DHL announced that it planned to move its package sorting and aircraft hub operations from the DHL Air Park in Wilmington, Ohio to the Cincinnati/Northern Kentucky International Airport. DHL has indicated to ABX that it plans to move in the third quarter of 2009. If DHL moves its operations to Cincinnati/Northern Kentucky International Airport, approximately 900 additional ABX positions will be eliminated. Approximately 26% of our pre-tax earnings for the first quarter of 2009 were generated from these sorting operations for DHL under the Hub Services contract which is up for renewal in May 2009.

In March 2009, DHL gave ABX notice to remove five Pratt & Whitney powered Boeing 767 aircraft having a net book value of approximately $24.0 million, from the DHL network. ABX expects to sell these aircraft to DHL in the second quarter of 2009. Pursuant to the terms of the ACMI agreement, ABX has certain rights to put to DHL any aircraft that is removed from service. ABX can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL will depend on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Management assesses the number and type of aircraft that it may want to put to DHL as the aircraft are removed from service.

In April 2009, ABX and DHL again amended the ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the second quarter of 2009. The Company and DHL management continue to discuss DHL’s longer term airlift requirements. Under an MOU which becomes terminable at the option of either party on May 15, 2009, ABX and DHL are negotiating lease options for up to four ABX Boeing 767 aircraft under 64.5 month lease terms, commencing August 15, 2010. Management expects to put to DHL several of the remaining 18 non-standard freighter Boeing 767 aircraft that are currently in service to DHL under the ACMI agreement. The proceeds from these aircraft would be used to help finance the modification of certain remaining Boeing 767 aircraft from a passenger door loading system to a standard freighter configuration.

The S&R agreement includes provisions to pay ABX for crewmember benefits if ABX and the collective bargaining unit for the crewmembers can reach an agreement in regards to the use of those funds for severance, retention and/or other issues arising from DHL’s U.S. restructuring plan. ABX continues to negotiate with the collective bargaining unit.

ACMI Services

ACMI Services revenues, excluding reimbursed expenses, were $69.9 million for the first quarter of 2009, increasing $6.8 million, or 10.8% compared to the first quarter of 2008. Increased revenues were driven by a 7% increase in block hours compared to the corresponding 2008 period, reflecting the addition of two Boeing 757 aircraft and three Boeing 767 cargo aircraft into service since mid 2008. As a result, pre-tax earnings for the ACMI Services segment increased to $1.9 million for the first quarter of 2009 compared to $1.1 million for the corresponding 2008 period. Our 2009 results for ACMI Services were negatively impacted by start-up costs for a transatlantic scheduled service we commenced in January 2009. We sell this service to customers under block space agreements. ACMI Services results included revenues of $2.4 million from Boeing 767 freighter aircraft that ABX supplied during 2009 under a supplemental agreement with DHL.

CAM Segment

Segment earnings for CAM were $4.8 million for the first quarter of 2009 compared to $4.3 million for the corresponding 2008 period. CAM placed eight aircraft under lease since March 2008, two of them to external customers. CAM’s results reflect an allocation of interest expense based on prevailing interest rates and the carrying value of its operating assets. CAM’s 2009 revenues include $11.0 million for the leasing of aircraft to ATI, CCIA and ABX. During the first quarter of 2009 CAM leased three additional aircraft to ATSG airlines. At March 31, 2009, CAM had 35 cargo aircraft that were under lease to subsidiaries of the Company and two aircraft under a long term lease to an external customer.

In February 2009, CAM finalized a lease agreement to provide Boeing 767 aircraft to a Miami, Florida based operator. The lease agreement, which is for two aircraft, is expected to begin in the second quarter of 2009 and includes the option to lease up to three more Boeing 767 aircraft. In first quarter of 2009, CAM signed agreements to lease a Boeing 767 to a Canadian carrier under a three-year term and its sole passenger aircraft under a 20 month term. Both of these aircraft leases are scheduled to start in the second quarter of 2009.

CAM had one Boeing 767 aircraft that was undergoing freighter modification as of March 31, 2009. A second aircraft was inducted in to the modification process in April 2009. We expect CAM to add more Boeing 767 aircraft to its fleet over the next two years. CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to 14 Boeing 767 aircraft to full freighter configuration. ATSG plans to modify several of the 23 Boeing 767 aircraft that are currently under contract to DHL under the ACMI agreement to a standard freighter configuration as the aircraft are removed from the DHL network. The conversion primarily consists of the installation of a standard cargo door and loading system replacing the passenger door and loading system currently in the aircraft. To finance the conversions, management anticipates that it will put to DHL several of the non-standard freighter Boeing 767 aircraft that are currently under the ACMI agreement. As ATSG’s Boeing 767 aircraft become available for service, we anticipate that some portion of them will be leased to other airlines, while some may be operated by an ATSG airline. We will make the decision to deploy each aircraft either in our airlines’ operations or in leasing arrangements, depending on which alternative will generate the higher return on capital.

Other Activities

Revenues from all other activities increased $2.5 million to $11.0 million in the first quarter of 2009 compared to the corresponding 2008 period. Increased revenues were primarily a result of an increase in aircraft parts sales and maintenance services when compared to 2008. Most of this increase was for the inter-company aircraft part sales and maintenance services within the ATSG companies. Pre-tax earnings from all other activities was $0.7 million in the first quarter of 2009 compared to $0.4 million in the corresponding 2008 period. Internal sales and earnings were eliminated from the consolidated results.

In May 2009, the aircraft maintenance and engineering business operations of ABX were transferred to a newly formed ATSG subsidiary, Airborne Maintenance and Engineering Services, Inc., (“AMES”). Organizing the aircraft maintenance and engineering capabilities separately from ABX will facilitate a cost structure and marketing organization which can better compete in the aircraft maintenance industry. AMES will operate as a Federal Aviation Administration (“FAA”) certificated 145 repair station, utilizing the Wilmington, Ohio facilities including hangars and a component shop leased by ABX from DHL. ABX is AMES’s primary customer at this time. We expect that AMES will leverage the Company’s existing engineering skills and technical experience to perform airframe maintenance, component repairs, part sales, line maintenance and avionics modifications for other ATSG airlines as well as external customers.

A summary of our revenues and segment earnings is shown below (in thousands):

	Three Months Ended March 31
	2009	2008
Revenues:
DHL
ACMI
Reimbursed Expenses	$98,210	$198,579
Mark-ups	3,616	2,526
Reimbursable wind-down payments	19,212	—

Total ACMI	121,038	201,105
Hub Services
Reimbursed Expenses	38,250	78,331
Mark-ups	1,995	1,381
Reimbursable wind-down payments	21,591	—

Total Hub Services	61,836	79,712

Total DHL	182,874	280,817
ACMI Services
Charter and ACMI	69,921	63,115
Other Reimbursable	16,113	30,178

Total ACMI Services	86,034	93,293
CAM	13,017	10,092
Other Activities	11,002	8,549

Total Revenues	292,927	392,751
Eliminate internal revenues	(12,375)	(10,695)

Customer Revenues	$280,552	$382,056

Pre-tax Earnings:
DHL
ACMI	$8,107	$2,530
Hub Services	4,574	1,431

Total DHL	12,681	3,961
ACMI Services	1,870	1,089
CAM	4,750	4,319
Other Activities	706	430
Net non-reimbursed interest income (expense)	(2,241)	(3,592)

Total Pre-tax Earnings	$17,766	$6,207

Note: DHL revenues for 2009 reflect amendments to the ACMI and Hub Services agreements and the adoption of a Severance and Retention agreement between ABX and DHL. The purpose of these changes was to facilitate the wind-down and restructuring of DHL’s U.S. operations. The wind-down revenues include revenues to manage the termination of employees and support the scale-down of DHL’s U.S. operations.

RESULTS OF OPERATIONS

Net earnings for the quarter ended March 31, 2009 increased by $7.3 million to $11.1 million from $3.8 million for the corresponding 2008 quarter. Net earnings improved due to increased revenues from ABX’s DHL agreements. Due to contractual amendments stemming from DHL’s restructuring plans, revenues for the first quarter of 2009 included additional amounts in lieu of annual incremental revenues that ABX historically recorded only in the fourth quarter of each year. Additionally, 2009 revenues included additional amounts specified by the S&R agreement to facilitate the wind-down of DHL’s U.S. network. Net earnings for the first quarter of 2009 also improved due to lower interest expense, additional aircraft under lease to external customers, and increased block hours for ACMI Services compared to the first quarter of 2008.

Salaries, wages and benefits expense decreased $21.3 million to $137.5 million during the first quarter of 2009 compared to the corresponding period of 2008. Due primarily to the DHL restructuring, ABX headcount declined approximately 64% in March 31, 2009 compared to March 31, 2008.

Fuel expense decreased to $39.6 million from $119.9 million for the first quarter of 2009 and 2008, respectively. The decrease reflects the reduction in aircraft in service for DHL. In addition, the average price of aviation fuel decreased significantly compared to the first quarter of 2008. The average price of a gallon of aviation fuel decreased 44% in the first quarter of 2009 compared to the first quarter of 2008.

Maintenance, materials and repairs decreased $5.9 million to $20.2 million during the first quarter of 2009 compared to the corresponding period in 2008. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Depreciation and amortization expense increased by less than 3% for the first quarter of 2009 compared to the first quarter of 2008. The increase reflects the addition of two Boeing 757 aircraft and five Boeing 767 aircraft that the Company has placed in service since March 2008.

Landing and ramp expense, which includes the cost of deicing chemicals, decreased $2.2 million to $11.8 million for first quarter of 2009 compared to the first quarter of 2008. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Travel expense decreased $2.1 million to $5.9 million during the first quarter of 2009 compared to the first quarter of 2008. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Insurance increased $0.3 million to $3.0 million during the first quarter of 2009 compared to the first quarter of 2008. The increase is a result of placing additional freighter aircraft into service since March 2008.

Other operating expenses include professional fees, utilities, cost of parts sold to non-DHL customers and packaging supplies. Other operating expenses decreased by $0.3 million in the first quarter of 2009 compared to the corresponding period in 2008. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Interest expense decreased $2.7 million to $7.6 million for the first quarter of 2009 compared to the corresponding 2008 period. The decline in interest expense reflects the reduction in the Company’s debt since December 2007. Additionally, interest rates on the Company’s variable interest debt declined. The variable interest rate on the unsubordinated term loan decreased from 7.8% in the first quarter of 2008 to 4.5% for the first quarter of 2009.

Interest income decreased by $0.8 million during the first quarter of 2009, compared to the corresponding period of 2008 due to lower short-term interest rates on our cash and cash equivalents.

Our effective tax rate for the first quarter of 2009 and 2008 was approximately 37.5% and 39.0%, respectively. Income taxes recorded through March 31, 2009 have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. Our effective tax rate declined in the first quarter of 2009 compared to 2008 due the effect of non-deductible items on the higher amounts of earnings in 2009. Our tax expense for the first quarter for 2009 includes $1.5 million currently payable for U.S. alternative minimum tax primarily related to the extinguishment of $46.3 million of debt in March 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Commitments

Through CAM, we have contracted with aircraft maintenance and modification provider, IAI, to convert some of our Boeing 767 aircraft from passenger door loading systems to standard freighter configuration. As of March 31, 2009, the Company had one Boeing 767 aircraft in the modification process from passenger to a standard freighter configuration. Based on the most current projections, we expect to place this aircraft into service during the second quarter of 2009 as modifications are completed. A second aircraft was inducted into the modification process in April 2009. We have the rights to convert up to twelve more Boeing 767 aircraft at IAI. We plan to finance the cost of modifying aircraft with existing cash, cash generated from aircraft sold to DHL under existing put options and cash generated from operations during the modification period. If CAM were to cancel the conversion program as of March 31, 2009, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $5.9 million for non-recurring engineering costs and approximately $8.3 million associated with additional conversion part kits which have been ordered. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.0 million after the aircraft is completely modified to freighter configuration, which we anticipate in 2009.

ABX has an agreement with DHL to provide employee severance benefits, retention payments and vacation payouts to ABX employees that are affected by DHL’s restructuring plans. The agreement call for DHL to reimburse ABX after ABX makes the related benefit payments. We project that contributions to our qualified defined benefit pension plans will total $36.4 million for 2009.

Provisions of the Company’s Credit Agreement requires that cash proceeds from the sale of equipment and recoveries from insurance proceeds, must be reinvested in like kind assets within 180 days of receipt or remitted as a repayment against the term loan. Aggregate proceeds exceeding $75.0 million in a calendar year must be remitted as a repayment against the term loan.

Cash flows

Net cash generated from operating activities was $25.8 million for the first three months of 2009 compared to $61.8 million in the first three months of 2008. The decrease in operating cash flows were primarily driven by the larger pay down of accruals for employees wages, severance and benefits than collections of amounts due from DHL for the settle up of reimbursable expenses.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $10.0 million in the first quarter of 2009 compared to $34.8 million in the first quarter of 2008. Capital expenditures in the first quarter of 2009 included aircraft and cargo modification costs for three aircraft while capital expenditures in the first quarter of 2008 included aircraft and cargo modification costs for eight aircraft. We estimate the total level of capital spending for all of 2009 will be approximately $126 million compared to $112 million in 2008.

Liquidity and Capital Resources

At March 31, 2009, the Company had approximately $124.0 million of cash balances. The Company had $37.0 million of unused credit facility, net of outstanding letters of credit of $19.5 million, through a syndicated Credit Agreement that expires in December 2012.

On March 16, 2009, ABX and DHL reached a binding agreement to amend the unsecured DHL promissory note. On May 8, 2009 the promissory note was formally amended. We agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance. We expect to pay the $15 million from the proceeds of aircraft puts. Accordingly the Company’s balance sheet as of March 31, 2009 reflects $15.0 million of the promissory note as a current liability. The due date for the remaining $31.0 million remains unchanged, August 2028. Until that time, the promissory note continues to bear interest at a rate of 5% per annum and DHL will continue to reimburse ABX the interest expense from the note at least through 2012. Interest on the promissory note is reimbursable under the ACMI agreement without mark-up and is paid semi-annually.

On March 16, 2009, the Company and DHL executed a memorandum of understanding related to Boeing 767 aircraft leases (“MOU”). If a definitive agreement is consummated, DHL would have the option to lease from ABX up to four Boeing 767 aircraft under 64.5 month lease terms, commencing August 15, 2010. ABX would grant DHL a credit of $10 million as prepaid rent toward the four aircraft leases. DHL in return would assume all of ABX’s financial obligations for five other Boeing 767 aircraft currently under capital leases, retroactive to January 31, 2009. DHL would have until February 15, 2010 to exercise the lease option on each aircraft. If DHL does not exercise its lease option for an aircraft, ABX would pay DHL $2.5 million of the prepaid rent credit. At DHL’s request, ABX would continue to operate the five Boeing 767 aircraft for DHL under the ACMI agreement after the aircraft have been transferred to DHL. As of March 31, 2009 the Company’s balance sheet reflected approximately $50.2 million of debt obligations and $21.5 million of net book value related to these five aircraft. The MOU was extended and now becomes terminable by either party on or after May 15, 2009.

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

DHL’s U.S. restructuring announcement, turmoil in the global financial markets and the crisis in the U.S. credit market could effect the Company’s access to liquidity. If a lender within the Credit Agreement declares a material adverse event (“MAE”), availability under the revolving credit facility will be reduced by that lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the borrowers attempt to borrow under the Credit Facility, they can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. Given the current credit crisis and DHL’s U.S. restructuring plan, the interest rates and other costs of a renegotiated or new facility, assuming the Company could obtain a new facility, would be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Agreement. The Company is in compliance with the financial covenants specified in the Credit Agreement.

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

Revenue Recognition

Through September 30, 2008, revenues from DHL were determined based on expenses incurred during a period under the two commercial agreements with DHL and were recognized when the related services are performed. Expenses incurred under these agreements were generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include fuel, interest on the promissory note due to DHL, rent and ramp and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow ABX to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of certain cost-related and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost-related goals and annual service goals expressly specified in each of the two agreements. We measure quarterly goals and record incremental revenues in the quarter in which earned. Historically, at the end of each fiscal year, we measure the achievement of annual goals and record any incremental revenues earned by achieving the annual goals during the fourth quarter.

In November, 2008, ABX and DHL amended the ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the fourth quarter of 2008 and the first quarter of 2009. Under these revenue amendments, annual goals were not set for 2009, nor was a quarterly cost goal established. Instead, the agreed revenue for the first quarter of 2009 includes fixed amounts to replace these incremental revenues. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees that are affected by DHL’s U.S. restructuring plan. DHL reimburses ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s revenues for the first quarter of 2009 includes reimbursement for expenses incurred under the commercial agreements, the incremental revenues set by the November 2008 revenue amendments and reimbursement for employee severance, retention and other benefits paid during the quarter to employees terminated as a result of DHL’s restructuring plan.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” we will assess on an annual basis whether goodwill acquired in the acquisition of CHI is impaired. Additional impairment assessments may be performed on an interim basis if we find it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually.

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

Self-Insurance

We self-insure certain claims relating to workers compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers compensation, an independent actuarial evaluation. Changes in claim severity and frequency could result in actual claims being materially different than the costs provided for in our results of operations. We maintain excess claim coverage with common insurance carriers to mitigate our exposure to large claim losses.

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

Post-retirement Obligations

ABX sponsors qualified defined benefit plans for its pilots and other eligible employees. ABX also sponsors unfunded post-retirement healthcare plans for its flight crewmembers and non-flight crewmember employees. ABX also sponsors unfunded excess plans for certain employees in a non-qualified plan, which includes its executive management, that provide benefits in addition to amounts permitted to be paid under provisions of the tax law to participants in its qualified plans.

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

Exit Activities

We account for the costs associated with exit activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee that it will no longer require the services of the employee beyond a minimum retention period. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” in the event that the expected working life of employees is significantly reduced due to terminations or a pension plan is suspended.

Recent Accounting Pronouncements

See Note A to our Financial Statements for a discussion of new accounting pronouncements

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are exposed to market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by reimbursement through the DHL ACMI agreement and charter agreements with other customers. We face financial exposure to changes in interest rates. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk was partially mitigated since a portion of our interest expense for the debt with variable rate risk was marked up and charged to DHL under our ACMI agreement. To reduce the exposure to rising interest rates, we entered into interest rate swaps in January 2008 and forward treasury lock agreements (“treasury locks”) during 2006. See Note I for discussion of our accounting treatment for these hedging transactions.

No significant changes have occurred to the market risks we face since we disclosed information about those risks in item 7A of the Company’s 2008 Annual Report on Form 10-K filed for the year ended December 31, 2008.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that their disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

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

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of voting equity, or have actual control of, a U.S. certificated air carrier. The DOT may determine that DHL actually controls ABX as a result of its commercial arrangements (in particular, the ACMI agreement and Hub Services agreement) with DHL. If the DOT determines that ABX is controlled by DHL, the DOT could require amendments or modifications of the ACMI and/or other agreements between ABX and DHL. If ABX were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke ABX’s air carrier certificates and/or authorities, and this would materially and adversely affect the business.

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

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. ABX cooperated fully with the investigation. In June of 2006, a non-senior management employee of the Company entered a plea to a misdemeanor related to this matter. In July of 2006, a federal grand jury indictment was unsealed charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. The Garcia defendants subsequently entered guilty pleas in U.S. district court and were sentenced in February and March of 2007. No proceedings have been initiated against ABX by the DOJ. See Note G to the accompanying consolidated financial statements of this report for additional information.

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

The Company faces risk factors that could adversely affect our financial condition or results of operations. Many of these risks are disclosed in item 1A of the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2009. Additional significant risks have been identified below. There are additional risks that are currently unknown to us or that we currently consider immaterial or unlikely, which could also adversely affect the Company.

DHL’s announced plans to move its international network could adversely affect the Company.

On April 17, 2009, DHL informed ABX of its plans to move its U.S. gateway and central package sorting operations from Wilmington, Ohio to the Cincinnati/Northern Kentucky International Airport in Hebron, Kentucky during the third quarter of 2009. If DHL moves its operations to Cincinnati/Northern Kentucky International Airport, approximately 900 additional ABX positions will be eliminated in Wilmington, Ohio.

ATSG common stock may be delisted from NASDAQ.

The Company’s stock has been trading near or below $1.00 since DHL announced its restructuring plans on May 28, 2008. The Company received notice from NASDAQ indicating that the minimum bid price of the stock has been below $1.00 for 30 consecutive trading days. The stock must trade above $1.00 for at least 10 consecutive business days before December 18, 2009 or the stock will be delisted from NASDAQ. Alternatively, NASDAQ may permit the Company to transfer its common stock from the NASDAQ Global Market to the NASDAQ Capital Market if it satisfies the requirements for initial inclusion other than the minimum bid price requirement. If its application for transfer is approved, the Company would have an additional 180 calendar days to comply with the minimum bid price requirement in order to remain on the NASDAQ Capital Market. Delisting of ATSG stock may reduce the market for the stock and further adversely affect its stock price.

Item 5.	Other Information

The Audit Committee of the Board of Directors has approved the services rendered by our independent registered public accounting firm during the period covered by this Form 10-Q filing.

Item 6.	Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1	Third Amendment to the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc., as successor in interest to Airborne, Inc. (“Groundco”) and ABX Air, Inc. (“Airco”), dated August 15, 2003, as previously amended on April 27, 2004, August 8, 2005 (the “Hub Services Agreement”), filed herewith.

10.2	Second Amendment to the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc., as successor in interest to Airborne, Inc. (“Groundco”) and ABX Air, Inc. (“Airco”), dated August 15, 2003, as amended on April 27, 2004 and November 9, 2009 (the “ACMI Agreement”) filed herewith.

10.3	Second Amendment to Escrow Agreement, among Air Transport Services Group, Inc. and the Significant Shareholders, incorporated by reference to the Company’s 8-K filed February 5, 2009.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

AIR TRANSPORT SERVICES GROUP, INC., a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: May 11, 2009

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: May 11, 2009