Form 10-Q
period 2009-06-30
Air Transport Services Group, Inc.
filed 2009-08-10
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

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

As of August 10, 2009, Air Transport Services Group, Inc. had outstanding 63,493,234 shares of common stock, par value $.01.

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
REVENUES	$235,107	$394,860	$515,659	$776,916

OPERATING EXPENSES
Salaries, wages and benefits	119,592	149,011	257,048	307,768
Fuel	35,615	151,280	75,264	271,172
Depreciation and amortization	21,153	22,928	42,876	44,170
Maintenance, materials and repairs	15,487	27,964	35,697	54,108
Landing and ramp	5,558	7,534	17,407	21,571
Travel	4,649	8,111	10,519	16,064
Rent	2,625	3,430	6,211	6,876
Insurance	3,011	2,748	6,050	5,524
Other operating expenses	8,507	13,803	20,443	26,032

	216,197	386,809	471,515	753,285

INTEREST EXPENSE	(7,166)	(8,697)	(14,812)	(19,072)
INTEREST INCOME	129	517	307	1,519

INCOME (LOSS) BEFORE INCOME TAXES	11,873	(129)	29,639	6,078
INCOME TAXES	(3,766)	(397)	(10,435)	(2,817)

NET EARNINGS (LOSS)	$8,107	$(526)	$19,204	$3,261

EARNINGS (LOSS) PER SHARE
Basic	$0.13	$(0.01)	$0.31	$0.05

Diluted	$0.13	$(0.01)	$0.31	$0.05

WEIGHTED AVERAGE SHARES
Basic	62,685	62,460	62,662	62,438

Diluted	63,011	62,460	62,906	62,667

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$112,064	$116,114
Marketable securities - available-for-sale	—	26
Accounts receivable, net of allowance of $506 in 2009 $469 in 2008	18,690	24,495
Due from DHL	58,639	63,362
Inventory	7,611	11,259
Prepaid supplies and other	8,122	11,151
Deferred income taxes	20,171	20,172
Aircraft and engines held for sale	32,901	2,353

TOTAL CURRENT ASSETS	258,198	248,932

Property and equipment, net	627,768	671,552
Other assets	23,265	25,281
Deferred income taxes	14,973	54,807
Intangibles	10,557	11,000
Goodwill	89,777	89,777

TOTAL ASSETS	$1,024,538	$1,101,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,625	$36,618
Accrued salaries, wages and benefits	40,259	63,500
Accrued severance and retention	45,301	67,846
Accrued expenses	15,161	13,772
Current portion of debt obligations	62,774	61,858
Unearned revenue	9,232	14,813

TOTAL CURRENT LIABILITIES	203,352	258,407
Long-term obligations	380,225	450,628
Post-retirement liabilities	269,886	294,881
Other liabilities	17,163	17,041
Commitments and contingencies (Note H)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—

Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,493,234 and 63,247,312 shares issued and outstanding in 2009 and 2008, respectively	635	632
Additional paid-in capital	490,349	460,155
Accumulated deficit	(226,330)	(245,534)
Accumulated other comprehensive loss	(110,742)	(134,861)

TOTAL STOCKHOLDERS’ EQUITY	153,912	80,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,024,538	$1,101,349

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2009	2008
OPERATING ACTIVITIES:
Net earnings	$19,204	$3,261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,876	44,170
Pension and post-retirement amortization	17,035	3,491
Deferred income taxes	9,323	2,510
Amortization of stock-based compensation	710	1,202
Gains on asset disposition, net of impairments	(2,099)	(819)
Changes in assets and liabilities:
Accounts receivable	10,528	18,011
Inventory and prepaid supplies	5,653	1,502
Accounts payable	(6,133)	(11,000)
Unearned revenue	(6,609)	8,180
Accrued expenses, salaries, wages and benefits and other liabilities	(43,812)	(9,728)
Post-retirement liabilities	(6,300)	8,517
Other	3,315	3,711

NET CASH PROVIDED BY OPERATING ACTIVITIES	43,691	73,008

INVESTING ACTIVITIES:
Capital expenditures	(31,364)	(53,959)
Proceeds from the sale of property and equipment	6,808	6,469
Proceeds from redemptions of marketable securities	26	48,389
Long-term deposits	—	(9,000)
Acquisition of CHI	—	(3,840)

NET CASH (USED IN) INVESTING ACTIVITIES	(24,530)	(11,941)

FINANCING ACTIVITIES:
Principal payments on borrowings	(23,211)	(57,668)
Proceeds from borrowings	—	20,000

NET CASH (USED IN) FINANCING ACTIVITIES	(23,211)	(37,668)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,050)	23,399

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,114	59,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,064	$82,670

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$13,509	$17,873

Income taxes paid	$1,922	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$2,204	$6,166

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was August 10, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

DHL, an international, integrated delivery company, is the Company’s largest customer, accounting for 63% of the Company’s revenues in the second quarter of 2009. Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub Services agreement, ABX provides airlift, package handling, and other cargo-related services to DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”). Through its airline subsidiaries, the Company provides airlift to other customers typically through ACMI agreements. At June 30, 2009, ABX had 12 Boeing 767-200 freighter aircraft in service that were not under the DHL ACMI agreement, while CCIA and ATI had 16 aircraft and 18 aircraft in revenue service, respectively. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation, primarily to the U.S. military, using its McDonnell Douglas DC-8 combi aircraft, which are certified to carry passengers as well as cargo on the main deck.

In addition to its airline operations and aircraft leasing services, the Company (i) sells aircraft parts and provides aircraft and equipment maintenance services; (ii) operates three sorting facilities for the U.S. Postal Service (“USPS”); and (iii) and provides specialized services for aircraft fuel management and freight logistics.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), the Company assesses, during the fourth quarter of each year, whether acquired goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company finds it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually in the fourth quarter.

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

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.4 million and $0.6 million for the quarters ended June 30, 2009 and 2008, respectively and $1.0 million and $1.9 million for the six month period ended June 30, 2009 and 2008 respectively.

Exit Activities

The Company accounts for the costs associated with exit activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee and requires no significant future services, other than a minimum retention period, for the employee to earn the termination benefits. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” in the event that a significant number of employees are terminated or a pension plan is suspended.

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

ABX and DHL amended the ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the first and second quarters of 2009. Under these revenue amendments, annual goals were not set for 2009, nor was a quarterly cost goal. Instead, the agreed revenue for the first and second quarters of 2009 includes amounts to replace the incremental revenues. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees that are displaced in conjunction with DHL’s U.S. restructuring plan. DHL reimburses ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s revenues for the first and second quarters of 2009 includes reimbursement for expenses incurred under the commercial agreements, the incremental revenues set by the revenue amendments and reimbursement for employee severance, retention and other benefit costs incurred during the quarter.

ACMI revenues from customers other than DHL are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) affirmed FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP FAS 132(R)-1 is effective for the Company as of December 31, 2009. Because FSP FAS 132(R)-1 applies only to financial statement disclosures, the adoption will not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE B—SIGNIFICANT CUSTOMERS

DHL

Pursuant to its 2008 restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services in January 2009. DHL now provides only international services to and from the U.S. In January 2009, the regional sorting hubs staffed by ABX were closed, the sort operations in Wilmington, Ohio were downsized to process only international shipments and all of ABX’s remaining 32 DC-9 aircraft were terminated from the DHL ACMI agreement. In March 2009, DHL gave ABX notice to remove five Pratt & Whitney powered Boeing 767 aircraft having a net book value of approximately $24.0 million, from the DHL network. Further, on April 17, 2009 DHL announced that it planned to relocate its package sorting and aircraft hub operations from the DHL Air Park in Wilmington, Ohio to the Cincinnati/Northern Kentucky International Airport in Hebron, Kentucky (“CVG”). On May 12, 2009, DHL notified ABX that DHL will not be renewing the Hub Services agreement when its term expires on August 15, 2009. On July 24, 2009, sort operations in Wilmington were terminated and the sorting and hub operations were transferred to CVG. ABX is assisting DHL with the transition from Wilmington to CVG and will provide sort staffing for the CVG operations through August 2009.

Revenues from the Hub Services agreement were $37.0 million and $98.8 million for the second quarter and first six months of 2009 respectively. Pre-tax earnings from the Hub Services agreement were $2.0 million, or 17% of consolidated pre-tax earnings, for the second quarter of 2009 and $6.6 million, or 22% of consolidated pre-tax earnings, for the first six months of 2009. In conjunction with the transfer of the aircraft hub operations to CVG in July 2009, ABX is no longer providing aircraft fuel for its aircraft that remain in the DHL network. Revenues from fuel were $11.6 million and $26.7 million for the second quarter and first six months of 2009 respectively. ABX did not earn a mark-up on fuel used within the DHL network.

Through June 30, 2009, ABX has terminated the employment of approximately 8,000 people since DHL’s restructuring began in mid-2008. During the second quarter and first six months of 2009, hours paid to employees declined approximately 72% and 66% respectively, compared to the corresponding periods of 2008, primarily due to DHL’s restructuring plans. Employees receive severance, retention and other benefits under the S&R agreement executed between ABX and DHL. The S&R agreement specifies employee severance, retention and other benefits that DHL will pay to ABX in conjunction with its U.S. restructuring plan. The same agreement includes provisions to pay ABX for crewmember benefits if ABX and the collective bargaining unit for the crewmembers can reach an agreement in regards to the use of those funds for severance, pension funding or other issues arising from DHL’s U.S. restructuring plan.

ABX currently remains the primarily provider of airlift capacity for DHL’s U.S. based international delivery network through its fleet of Boeing 767 aircraft. In addition to Boeing 767 aircraft provided under the primary ACMI agreement, ABX is also supplying DHL with five Boeing 767 standard freighters under supplemental, short-term, ACMI arrangements. In June 2009, ABX and DHL entered into a lease option agreement for four ABX Boeing 767 standard freighter aircraft under 64.5 month lease terms, commencing August 15, 2010. Additionally, ABX and DHL are discussing long-term leases for eight to ten of ABX’s Boeing 767 aircraft as they are converted to standard freighter configuration.

On August 7, 2009, DHL notified ABX that DHL will not be renewing the ACMI agreement when its initial term expires on August 15, 2010. DHL has expressed its interest to contract with the Company for aircraft dry lease and aircraft operations under competitive, commercial terms after the current ACMI agreement expires in 2010. DHL’s decision to terminate the ACMI agreement in 2010, adds impetus to management’s strategy of modifying ABX’s non-standard Boeing 767 aircraft into standard freighter configuration. Interest in efficient, reliable Boeing 767 aircraft remains strong. As the modified Boeing 767 aircraft become available for service, management anticipates that some portion of them will be leased to other airlines, while some may be operated by an ATSG airline. Management will make the decision to redeploy each modified aircraft either into airline operations or into leasing arrangements, depending on which alternative will generate the higher return on capital.

The Company’s balance sheets included the following balances related to revenue transactions with DHL (in thousands):

	June 30, 2009	December 31, 2008
Assets (Liabilities):
Accounts receivable	$58,639	$63,362
Aircraft put to DHL	31,293	393
Accounts payable	(189)	(392)
Accrued severance and retention	(45,301)	(67,846)
Unearned revenue	(6,535)	(8,749)

Net asset (liability)	$37,907	$(13,232)

Aircraft for sale as of June 30, 2009 includes approximately $31.3 million for aircraft that ABX has put to DHL but for which the sale has not been completed. Under the terms of the ACMI agreement, the aircraft were valued by an independent aircraft appraiser and put to DHL at the lower of fair market value or net book value. DHL has subsequently asserted that the aircraft have a fair market value of only $22.7 million. If DHL continues its assertion, ABX may initiate the resolution process prescribed in the ACMI agreement.

Through June 30, 2009, ABX has paid terminating employees approximately $15.1 million for accrued vacation benefits since DHL’s restructuring began in mid-2008. DHL is obligated to reimburse ABX for the amounts it paid to its terminating employees for their accrued vacation benefits. In March 2009, after auditing ABX’s payments to terminating employees for vacation, DHL paid ABX $3.2 million for invoices specifically for 2008 vacation reimbursement. As of June 30, 2009, accounts receivable includes approximately $7.1 million due from DHL for the reimbursement of accrued vacation benefits that ABX paid as employees were terminated in the first quarter of 2009. In late May 2009, DHL expressed to the Company that it believes it may not be obligated to reimburse ABX for any of the vacation benefits. The Company’s financial results do not reflect the recognition of $4.8 million for reimbursement that is due to ABX for vacation payments made in the second quarter of 2009 because the revenue recognition requirements under U.S. generally accepted accounting principles (“GAAP”) were not met. After reevaluating DHL’s contractual obligations, management believes that ABX will fully recover the $7.1 million paid in the first quarter of 2009 and expects to recognize the reimbursement for the second quarter payments after reimbursement from DHL becomes assured through further discussions or legal action, if necessary.

Revenues from contracted services performed for DHL were approximately 63% and 71% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively, and 65% and 73% of consolidated revenues for the six month periods ended June 30, 2009 and 2008, respectively.

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

BAX Global

A substantial portion of the Company’s revenues, cash flows and liquidity are also dependent on BAX. Revenues from services performed for BAX were approximately 17% and 16% of the Company’s total revenues for the three months ended June 30, 2009 and 2008, respectively, and 15% of consolidated revenues for the six month periods ended June 30, 2009 and 2008, respectively. Under its agreement with BAX, CHI has the right to be the exclusive provider of main deck freighter lift in the BAX U.S. network through December 31, 2011.

The Company’s balance sheets include the following balances related to revenue transactions with BAX (in thousands):

	June 30, 2009	December 31, 2008
Assets (Liabilities):
Accounts receivable	$2,619	$2,101
Accounts payable	(509)	(1,529)

Net asset	$2,110	$572

NOTE C—WIND-DOWN COSTS

As a result of DHL’s U.S restructuring plan, the Company has incurred costs to reduce the scope of its operations. Under the S&R agreement between DHL and ABX, the severance and retention benefits provided to employees are refunded to ABX by DHL after payments are made by ABX. Wind-down expenses are reflected in the DHL segment. All expenses related to employee severance and retention benefits are included in salaries, wages, and benefits. The wind-down expenses incurred through June 30, 2009 are summarized below (in thousands):

	Severance Benefits	Retention Benefits	Total
Accrued costs at December 31, 2008	$28,920	$38,926	$67,846
Costs incurred	33,636	24,836	58,472
Costs paid	(45,119)	(35,898)	(81,017)

Accrued costs at June 30, 2009	$17,437	$27,864	$45,301

Future wind-down costs are expected to include additional severance benefits as more ABX employees are terminated, as well as the cost to terminate aircraft maintenance contracts. In April 2009, ABX and DHL amended the S&R agreement to provide for additional retention bonuses for covered employees who remain employed through August 31, 2009. As a result of DHL’s restructuring plans for the U.S., the Company estimates the total employee severance and retention benefits that it will pay and for which DHL is obligated to reimburse, will exceed $200 million. The actual cost will depend on the size and timing of DHL business reductions. In addition to severance and retentions benefits, ABX paid terminated employees $11.9 million for accrued vacation benefits during the first six months of 2009. The Company estimates that it will pay $5.8 million more for accrued vacation benefits as employees terminate. At this time, it is not reasonably possible to estimate other wind-down costs.

NOTE D—FAIR VALUE MEASUREMENTS

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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - money market	$23,903	$—	$—	$23,903

Liabilities
Interest rate swap	$—	$(3,297)	$—	$(3,297)

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) establishes three levels of input that may be used to measure fair value:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

The carrying amounts for accounts receivable, accounts payable and accrued liabilities approximate fair value. As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $91.0 million less than the carrying value, which was $443.0 million at June 30, 2009.

NOTE E—INCOME TAXES

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2009 have been estimated utilizing a 37.5% rate based on year-to-date income and projected results for the full year, excluding discrete items. The final effective tax rate to be applied to 2009 will depend on the actual amount of pre-tax book income generated by the Company for the full year.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Internal Revenue Service (“IRS”) recently completed the examinations of CHI and ABX for the tax years through December 31, 2006. The CHI examination also covered the 2007 tax year. The examinations resulted in no changes to taxable income. These returns continue to be subject to examination by the IRS to the extent of net operating loss carryovers, and fully subject to examination by other jurisdictional authorities. The 2007 ABX tax return remains open to examination in all relevant taxing jurisdictions.

The Company reduced deferred tax assets for net operating loss carry forwards by $16.8 million in 2009 to reflect the tax effect associated with the extinguishment of debt (See Note G).

NOTE F—PROPERTY AND EQUIPMENT

At June 30, 2009, the Company’s subsidiaries operated 67 aircraft, consisting of 35 Boeing 767, two Boeing 757, 14 Boeing 727, and 16 McDonnell Douglas DC-8 aircraft. During the first six months of 2009, CAM leased four aircraft with a cost of $79.4 million and accumulated depreciation of $3.9 million to external customers. The aircraft are recorded in aircraft and flight equipment.

Property and equipment, to be held and used, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Aircraft and flight equipment	$806,762	$899,315
Support equipment	51,149	50,823
Vehicles and other equipment	1,830	1,832
Leasehold improvements	1,255	1,272

	860,996	953,242
Accumulated depreciation	(233,228)	(281,690)

Property and equipment, net	$627,768	$671,552

Property and equipment includes $59.1 million of property held under capital leases as of June 30, 2009 and $55.0 million as of December 31, 2008. Accumulated depreciation and amortization includes $21.6 million as of June 30, 2009 and $17.5 million as of December 31, 2008 for property held under capital leases.

Aircraft and Engines Held For Sale

In December 2008, ABX received notice from DHL that ABX’s remaining 32 DC-9 aircraft would not be needed in the DHL network after January 2009. Accordingly, in January 2009, these aircraft were removed from service. During 2009, ABX put to DHL the 32 DC-9 aircraft that were removed from service under the ACMI agreement. In March 2009, DHL gave ABX notice to remove five Pratt & Whitney powered Boeing 767 aircraft from the DHL network. ABX put these Boeing 767 aircraft to DHL in the second quarter of 2009, pursuant to the put option included in the ACMI agreement.

At June 30, 2009, ABX held spare engines and aircraft that had been removed from DHL service. At June 30, 2009, $31.3 million of the $32.9 million balance reflects Boeing 767 and McDonnell Douglas DC-9 aircraft that were put to DHL, but for which the sales have yet to be completed pending agreement on the sales price (see Note B). The remaining aircraft and engines held for sale are being marketed to parts dealers and private operators or are being used for spare parts. Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of operations.

NOTE G—DEBT OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Unsubordinated term loan	$211,375	$222,500
Revolving credit facility	18,500	18,500
Aircraft loans	103,407	106,928
Capital lease obligations-Boeing 767	47,498	52,864
Capital lease obligations-Boeing 727	15,584	18,648
Promissory note due to DHL, unsecured	46,000	92,276
Other capital leases	635	770

Total long-term obligations	442,999	512,486
Less: current portion	(62,774)	(61,858)

Total long-term obligations, net	$380,225	$450,628

The Company entered into a Credit Agreement with a consortium of lenders on December 31, 2007 that provides for a $75.0 million revolving credit facility and an unsubordinated term loan through December 2012. The unsubordinated term loan and the revolving credit facility are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest and taxes and on prevailing LIBOR or prime rates. At June 30, 2009, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 2.63% (3.23% at June 30, 2009). The agreement provides for the issuance of letters of credit on the Company’s behalf. As of June 30, 2009, the unused revolving credit facility totaled $39.5 million, net of draws of $18.5 million and outstanding letters of credit of $17.0 million. The revolving credit facility at June 30, 2009 carried an interest rate of LIBOR (30-day) plus 2.63% (2.95% at June 30, 2009).

In January, 2008, DHL made a demand for payment in full of the unsecured promissory note. In its demand, DHL asserted that the acquisition by the Company of Cargo Holding International, Inc (“CHI”) and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the promissory note. On March 16, 2009, the Company and DHL reached a binding agreement to amend the promissory note. On May 8, 2009, the promissory note was formally amended. DHL agreed it would relinquish its claim that the Company’s acquisition of CHI and the related financing transaction, constituted a “change of control.” The Company agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance. In March 2009, the Company recorded the extinguishment of $46.3 million as a capital transaction due to ABX’s relationship with DHL stemming from ABX’s separation from Airborne, Inc. in August 2003. Net of the income tax effects, paid in capital increased by $29.5 million due to the extinguishment. Based on the anticipated principal payment in 2009, the Company’s balance sheet as of June 30, 2009, reflects the $15.0 million as a current liability. The due date for the remaining $31.0 million remains unchanged - August 2028. Until that time, the promissory note continues to bear interest at a rate of 5% per annum and DHL will continue to reimburse ABX the interest expense from the note at least through 2012.

The aircraft loans are collateralized by seven aircraft, and fully amortize by 2018 with interest rates ranging from 6.74% to 7.36% per annum payable monthly. The capital lease obligations for five Boeing 767 aircraft consist of two different leases, both expiring in 2011 with options to extend into 2017. The capital lease payments for three of the five aircraft include quarterly principal and variable interest of LIBOR (90-day) plus 2.50% (3.31% at June 30, 2009). The capital lease for the other two Boeing 767 aircraft carries a fixed implicit interest rate of 8.55%. Capital lease obligations for seven Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire between 2010 and 2012. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft.

In June 2009, ABX entered into a Lease Assumption and Option Agreement with DHL pursuant to which DHL has (i) assumed financial responsibility for the capital leases associated with five Boeing 767 aircraft that ABX is currently operating on behalf of DHL under the ACMI agreement; and (ii) the option to lease up to four Boeing 767-200 freighter aircraft from ABX. ABX agreed that, upon DHL’s request, it will continue operating the five Boeing 767 aircraft under the ACMI agreement. ABX also granted DHL a credit of $2.5 million as prepaid rent toward each of the four lease option aircraft, conditioned upon extinguishment or assignment of the capital leases to DHL. DHL has until February 15, 2010 to exercise its lease option for one or more of the aircraft. If DHL foregoes its lease option with respect to one or more aircraft, ABX will be required to pay to DHL $2.5 million for each option that was not exercised. As of June 30, 2009, the Company’s balance sheet reflected approximately $47.5 million of debt obligations and $20.9 million of net book value related to five Boeing 767 capital lease aircraft.

In July 2009, the lease agreements for three of the five Boeing 767 capital lease aircraft were settled and terminated with the lessor. Accordingly, the Company will record the debt extinguishment, remove the related aircraft book values and record the prepaid rent liability during the third quarter of 2009 as a capital transaction.

Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If a lender within the Credit Agreement declares a material adverse event (“MAE”), availability under the revolving credit facility will be reduced by that lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the Company attempts to borrow under the Credit Facility, the lenders can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. The conditions of the Credit Agreement and the aircraft loans cross-default. The Company is currently in compliance with the financial covenants specified in the Credit Agreement.

NOTE H—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under long-term operating lease agreements. ABX leases portions of the DHL Air Park, the term of which expires at the end of the transition period that follows the termination of the ACMI agreement.

Commitments

On September 15, 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. At June 30, 2009, the Company owned two Boeing 767 aircraft that were in modification from passenger door freighter to standard freighter configuration. The Company added a third aircraft into the modification process in July 2009. The Company anticipates costs of approximately $19.6 million to complete the modification of these aircraft. If CAM were to cancel the conversion program as of June 30, 2009, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $3.9 million for non-recurring engineering costs and approximately $4.9 million associated with additional conversion part kits which have been ordered.

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

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint. On July 24, 2009, ABX and the current and former executives of ABX filed a motion to dismiss the complaint; which motion is currently pending.

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

Employees Under Collective Bargaining Agreements

As of June 30, 2009, all of the flight crewmembers of ABX, ATI and CCIA were covered under collective bargaining agreements, which are summarized in the following table:

			Percentage
		Date Contract	of
		Became	Company’s
Airline	Labor Agreement Unit	Amendable	Employees
ABX	International Brotherhood of Teamsters	July 31, 2006	9.7%
ATI	International Brotherhood of Teamsters	May 1, 2004	4.9%
CCIA	Airline Pilots Association	March 31, 2004	3.7%

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

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our post-retirement costs. The Company’s net periodic benefit cost for its qualified defined benefit pension and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended June 30				Six Months Ended June 30
			Post-retirement				Post-retirement
	Pension Plans		Healthcare Plan		Pension Plans		Healthcare Plan
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$3,470	$8,328	$153	$467	$6,940	$16,656	$306	$934
Interest cost	9,434	9,631	10	466	18,868	19,262	20	932
Expected return on plan assets	(7,104)	(9,092)	—	—	(14,209)	(18,184)	—	—
Curtailment loss	1,827	—	—	—	1,827	—	—	—
Amortization of prior service cost	619	1,247	—	—	1,238	2,494	—	—
Amortization of net loss	7,912	480	—	18	15,824	960	—	36

Net periodic benefit cost	$16,158	$10,594	$163	$951	$30,488	$21,188	$326	$1,902

In June 2009, after revaluing pension assets and liabilities due to employee terminations, the Company reduced pension liabilities by $16.9 million to reflect curtailment of benefits and changes in actuarial assumptions and assets since the previous revaluation on December 31, 2008. The Company revoked its previously announced decision to freeze benefits of ABX’s largest defined benefit pension plan for non-pilots. Employees within the plan continue to earn retirement benefits without interruption. During the three and six month periods ended June 30, 2009, the Company paid $10.5 and $21.4 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing at least $27.2 million to fund its pension plans during the remainder of 2009 for a total of $48.6 million.

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

The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps at June 30, 2009 (in thousands):

		Stated	Market
Expiration	Notional	Interest	Value
Date	Amount	Rate	(Liability)
12/31/2012	$80,750	3.105%	$(2,079)
12/31/2012	47,500	3.105%	(1,218)

To reduce its exposure to rising interest rates on anticipated aircraft financing transactions, during the first quarter of 2006, the Company entered into five forward treasury lock agreements (“treasury locks”) with settlement dates near the forecasted execution dates of the anticipated financing transactions. The Company anticipated aircraft financing under fixed interest rate loans based on the interest rates of ten-year U.S. Treasury Notes. The values of the treasury locks were based on the ten-year U.S. Treasury interest rates, effectively offsetting the effect of changing interest rates on the anticipated loan transactions. The final remaining treasury lock was with a major U.S. financial institution and settled in cash in July 2007. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounted for the treasury locks as cash flow hedges. The treasury locks were evaluated and deemed to be highly effective as hedges at inception and upon expiration. The Company recorded unrealized gains or losses resulting from the changes in fair value in the consolidated balance sheets under accumulated other comprehensive income in stockholders’ equity. These gains and losses are recognized into earnings over the terms of the loan transactions.

At June 30, 2009, accumulated other comprehensive loss included unrecognized losses of $1.8 million net of tax for derivative instruments.

NOTE K—COMPREHENSIVE INCOME AND PAID IN CAPITAL

Comprehensive income includes the following transactions for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	Before Tax	Income Tax (Expense) Benefit	Net of Tax	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2009
Net income			$8,107			$19,204
Other comprehensive income:
Actuarial gain for pension liabilities	$18,695	$(6,786)	11,909	$18,695	$(6,786)	11,909
Unrealized gain on marketable securities	—	—	—	—	20	20
Unrealized gain on hedge derivatives	1,966	(714)	1,252	2,160	(784)	1,376
Reclassifications to net income:
Hedging gain realized in net income	(29)	11	(18)	(58)	21	(37)
Pension actuarial loss	7,912	(2,872)	5,040	15,824	(5,744)	10,080
Post-retirement actuarial loss	(13)	5	(8)	(27)	10	(17)
Pension prior service cost	619	(225)	394	1,238	(450)	788

Total other comprehensive income	$29,150	$(10,581)	18,569	$37,832	$(13,713)	24,119

Comprehensive income			$26,676			$43,323

2008
Net income (loss)			$(526)			$3,261
Other comprehensive income:
Unrealized gain (loss) on marketable securities	$18	$(7)	11	$7	$(3)	4
Unrealized gain on hedge derivatives	4,499	(1,633)	2,866	4,375	(1,588)	2,787
Reclassifications to net income:
Hedging gain realized in net income	(31)	11	(20)	(62)	22	(40)
Pension actuarial loss	480	(174)	306	961	(348)	613
Post-retirement actuarial loss	18	(7)	11	36	(13)	23
Pension prior service cost	1,247	(453)	794	2,494	(905)	1,589

Total other comprehensive income	$6,231	$(2,263)	3,968	$7,811	$(2,835)	4,976

Comprehensive income			$3,442			$8,237

Paid in capital includes the following transactions for the three and six month periods ended June 30, 2009 (in thousands):

	Three Months Ended June 30			Six Months Ended June 30
	Before Tax	Income Tax (Expense) Benefit	Net of Tax	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2009
Beginning balance	$489,948	$—	$489,948	$460,155	$—	$460,155
Grant of restricted stock	(2)	—	(2)	(2)	—	(2)
Issuance of common shares	12	—	12	9	—	9
Amortization of stock awards and restricted stock	391	—	391	710	—	710
Debt extinguishment (see Note G)	—	—	—	46,276	(16,799)	29,477

Ending balance	$490,349	$—	$490,349	$507,148	$(16,799)	$490,349

NOTE L—STOCK-BASED COMPENSATION

The Company’s Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which was approved by the Company’s stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock depending on the Company’s average return on equity during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company’s stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with approximately a six-month vesting period, which will settle when the board member ceases to be a director of the Company. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Target number of shares	Weighted average grant date value	Target number of shares	Weighted average grant date value
Outstanding at beginning of period	1,667,100	$4.24	748,700	$7.64
Granted	295,200	0.93	1,353,800	2.95
Converted	(60,974)	6.63	(62,150)	7.79
Cancelled	(109,426)	6.15	(62,150)	9.91

Outstanding at end of period	1,791,900	$3.50	1,978,200	$4.36

Vested	161,200	$5.23	161,200	$5.23

For the six month periods ended June 30, 2009 and 2008, the Company recorded expense of $0.7 million and $1.3 million, respectively, for stock incentive awards. At June 30, 2009, there was $1.6 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.1 years. As of June 30, 2009, 1,791,900 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of June 30, 2009. These awards could result in a maximum number of 2,155,650 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2011.

NOTE M—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income (loss) applicable to common stockholders	$8,107	$(526)	$19,204	$3,261

Weighted-average shares outstanding for basic earnings per share	62,685	62,460	62,662	62,438
Common equivalent shares:
Effect of stock-based compensation awards	326	—	244	229

Weighted-average shares outstanding assuming dilution	63,011	62,460	62,906	62,667

Basic earnings per share	$0.13	$(0.01)	$0.31	$0.05

Diluted earnings per share	$0.13	$(0.01)	$0.31	$0.05

The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, is approximately 350,000 shares at June 30, 2009 and 770,000 at June 30, 2008.

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

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Total revenues:
DHL	$138,901	$280,335	$321,775	$561,152
ACMI Services	84,634	106,711	170,668	200,004
CAM	14,652	11,621	27,669	21,713
All other	12,996	9,404	23,998	17,953
Eliminate Inter-segment revenues	(16,076)	(13,211)	(28,451)	(23,906)

Total	$235,107	$394,860	$515,659	$776,916

Customer revenues
DHL	$138,901	$280,335	$321,775	$561,152
ACMI Services	84,390	106,711	170,424	200,004
CAM	2,420	—	4,476	—
All other	9,396	7,814	18,984	15,760

Total	$235,107	$394,860	$515,659	$776,916

Depreciation and amortization expense:
DHL	$6,954	$10,490	$15,550	$20,705
ACMI Services	8,615	8,471	16,749	16,604
CAM	5,331	3,761	10,128	6,467
All other	253	206	449	394

Total	$21,153	$22,928	$42,876	$44,170

Segment earnings (loss):
DHL	$5,741	$1,085	$18,422	$5,046
ACMI Services	558	(773)	2,428	316
CAM	5,831	4,847	10,581	9,166
All other	(257)	(5,288)	(1,792)	(8,450)

Total	$11,873	$(129)	$29,639	$6,078

		June 30, 2009	December 31, 2008
Assets:
DHL		$268,716	$310,818
ACMI Services		276,346	297,300
CAM		287,090	259,321
All other		192,386	233,910

Total		$1,024,538	$1,101,349

Interest income of $0.1 million and $0.3 million is included in All other pre-tax earnings for the three and six month periods ended June 30, 2009, respectively, as compared to $0.5 million and $1.5 million for the three and six month periods ended June 30, 2008, respectively. Interest expense of $1.9 million and $4.3 million for the three and six month periods ended June 30, 2009, respectively, as compared to $2.6 million and $5.2 million for the three and six month periods ended June 30, 2008, respectively, is reimbursed through the commercial agreements with DHL and included in the DHL segment earnings above. The remaining interest is included in the All other category.

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

BACKGROUND

Air Transport Services Group, Inc. (“ATSG”) is a holding company whose principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”) and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”). When the context requires, we may also use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis. The Company has three reportable segments: DHL, ACMI Services, and CAM. Each of these is described below.

DHL

ABX currently has two commercial agreements with DHL Express (USA), Inc. and DHL Network Operations (USA), Inc. (collectively, “DHL”). Under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) and a Hub Services agreement, ABX provides airlift, package handling, and other cargo related services to DHL. Revenues from these services accounted for approximately 59% and 62% of the Company’s revenues for the three and six month periods ended June 30, 2009. In 2008, DHL began to restructure its U.S. operations, which significantly impacted ABX’s operations. The Hub Services agreement will be expiring on August 15, 2009. Additionally, on August 7, 2009, DHL notified ABX that it will not be renewing the ACMI agreement when its initial term expires on August 15, 2010, although DHL has expressed an interest in contracting with the Company for airlift services under competitive commercial terms to be provided upon the expiration of the ACMI agreement.

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

The airlines serve a variety of customers in the air cargo industry by flying in North America, South America, Central America, Europe and Asia. At June 30, 2009, ABX operated 12 Boeing 767-200 freighter aircraft that were not under the DHL ACMI agreement, while CCIA and ATI operated 16 aircraft and 18 aircraft, respectively. Customers are usually charged based on the number of block hours flown, and typical agreements specify a minimum number of block hours to be charged monthly. ACMI Services also includes revenues from block space agreements, in which customers contract for specific amounts of space on certain flights. In these agreements, customers are typically charged by the weight carried on the aircraft during a flight, or based on the number of aircraft load positions purchased. ACMI Services includes revenues from supplemental airlift provided to DHL under additional, short-term ACMI arrangements.

CAM

The Company offers aircraft leasing through its CAM subsidiary. Aircraft leases normally cover a term of several years. In a typical leasing agreement, customers pay rent and a maintenance deposit on a monthly basis. CAM had 39 aircraft that were under lease at the quarter ended June 30, 2009, 35 of them to ABX, ATI and CCIA.

Other Activities

Through separate subsidiaries, the Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates three U.S. Postal Service (“USPS”) sorting facilities. The Company also provides equipment leasing and maintenance, as well as specialized services for aircraft fuel management and freight logistics. These other business activities do not constitute reportable segments. Other activities include general and administrative expenses not associated with the DHL commercial agreements, including an allocation of ABX’s overhead expenses, starting January 1, 2008.

SEGMENT RESULTS AND OUTLOOK

DHL Segment

Pursuant to its 2008 restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services in January 2009. DHL now provides only international services to and from the U.S. In January 2009, the regional sorting hubs staffed by ABX were closed, the sort operations in Wilmington, Ohio were downsized to process only international shipments and all of ABX’s DC-9 aircraft were terminated from the DHL ACMI agreement. In March 2009, DHL gave ABX notice to remove five Pratt & Whitney powered Boeing 767 aircraft having a net book value of approximately $24.0 million, from the DHL network. Further, on April 17, 2009, DHL announced that it planned to relocate its package sorting and aircraft hub operations from the DHL Air Park in Wilmington, Ohio to the Cincinnati/Northern Kentucky International Airport in Hebron, Kentucky (“CVG”). On May 12, 2009, DHL notified ABX that DHL will not renew the Hub Services agreement when its term expires on August 15, 2009. On July 24, 2009, sort operations in Wilmington were terminated and the sorting and hub operations were transferred to CVG. ABX is assisting DHL with the transition from Wilmington to CVG and will provide staffing for the CVG operations through August 2009. ABX estimates it will terminate approximately 1,000 employees after the DHL transition to CVG is complete in the third quarter.

Revenues from the Hub Services agreement were $37.0 million and $98.8 million for the second quarter and first six months of 2009; respectively. Pre-tax earnings from the Hub Services agreement were $2.0 million, or 17% of consolidated pre-tax earnings, for the second quarter of 2009 and $6.6 million, or 22% of consolidated pre-tax earnings, for the first six months of 2009. In conjunction with the transfer of the aircraft hub operations to CVG in July 2009, ABX is no longer providing aircraft fuel for its aircraft that remain in the DHL network. Revenues from fuel were $11.6 million and $26.7 million for the second quarter and first six months of 2009, respectively. ABX did not earn a mark-up on fuel used within the DHL network.

ABX currently remains the primarily provider of airlift capacity for DHL’s U.S. based international delivery network through its fleet of Boeing 767 aircraft. In addition to Boeing 767 aircraft provided under the primary ACMI agreement, ABX is also supplying DHL with five Boeing 767 standard freighters under supplemental, short-term, ACMI arrangements. In June 2009, ABX and DHL entered into a lease option agreement for four ABX Boeing 767 standard freighter aircraft under 64.5 month lease terms, commencing August 15, 2010. Additionally, ABX and DHL are discussing long-term leases for eight to ten of ABX’s Boeing 767 aircraft as they are converted to standard freighter configuration.

On August 7, 2009, DHL notified ABX that DHL will not renew the ACMI agreement when its initial term expires on August 15, 2010. DHL has expressed its interest to contract with the Company for aircraft dry lease and aircraft operations under competitive, commercial terms after the current ACMI agreement expires in 2010. DHL’s decision to terminate the ACMI agreement in 2010, adds impetus to management’s strategy of modifying ABX’s Boeing 767 aircraft into standard freighter configuration. Interest in efficient, reliable Boeing 767 aircraft remains strong. As the modified Boeing 767 aircraft become available for service, management anticipates that some portion of them will be leased to other airlines, while some may be operated by an ATSG airline. Management will make the decision to redeploy each modified aircraft either into airline operations or into leasing arrangements, depending on which alternative will generate the higher return on capital.

The ACMI agreement grants ABX certain rights to put to DHL any aircraft that is removed from service. The Company can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL depends on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Provisions of the ACMI agreement stipulate that if ABX’s stand-alone equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if ABX’s stand-alone equity is greater than $100 million, as it is at this time, any amount by which the fair market value is less than net book value would be recorded as an impairment charge. For purposes of applying the $100 million stockholders’ equity threshold, stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

The S&R agreement includes provisions to pay ABX for crewmember benefits if ABX and the collective bargaining unit for the crewmembers can reach an agreement in regards to the use of those funds for severance, retention and/or other issues arising from DHL’s U.S. restructuring plan. ABX continues to negotiate with the collective bargaining unit.

Through June 30, 2009, ABX has terminated the employment of approximately 8,000 people since DHL’s restructuring began in mid-2008. During the second quarter and first six months of 2009, hours paid to employees declined approximately 72% and 66%, respectively, compared to the corresponding periods of 2008, primarily due to DHL’s restructuring plans. Employees receive severance, retention and other benefits under a severance and retention agreement (“S&R agreement”) executed between ABX and DHL. The S&R agreement specifies employee severance, retention and other benefits that DHL will pay to ABX in conjunction with its U.S. restructuring plan.

Our pre-tax earnings from the DHL segment increased by $4.7 million and $13.4 million in the second quarter and for the first six months of 2009 compared to the corresponding periods of 2008. Our pre-tax earnings from the DHL segment includes approximately $5.7 million and $11.2 million of mark-up above our cost for the second quarter and for the first six month of 2009 compared to approximately $3.6 million and $7.5 million of mark-up above our costs for the corresponding periods of 2008. Our pre-tax earnings from the DHL segment for the first six months of 2009 also includes $7.1 million for the reimbursement of employee vacation benefits that ABX paid to terminated employees. ABX is reimbursed employee severance, retention, vacation and other benefits under the S&R agreement that ABX and DHL executed in 2008 to facilitate the restructuring and wind-down of DHL’s U.S. operations. The comparison of our 2009 pre-tax earnings to 2008 is positively impacted by a charge recorded in the second quarter of 2008 to reserve $2.2 million of DHL revenues related to a dispute over arbitration expenses. This matter was resolved favorably later in 2008.

The increase in incremental revenues in 2009 reflects amendments to our ACMI and Hub services agreement with DHL. ABX and DHL amended the pricing provisions of the ACMI and Hub Services agreements (“revenue amendments”) which effectively fixed ABX’s pre-tax earnings for the DHL agreements for the first and second quarters of 2009. Prior to the revenue amendments, expenses incurred under the commercial agreements were generally marked-up by 1.75% and included in revenues. Both agreements also allowed ABX to earn incremental revenues calculated on mark-ups above the 1.75% base mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Under the revenue amendments, annual goals were not set for 2009, nor was a quarterly cost goal. Instead, the agreed revenue for the first and second quarters of 2009 includes amounts to replace these incremental revenues. The Company’s revenues for the first and second quarters of 2009 include reimbursement for all expenses incurred under the commercial agreements, as well as, all of the incremental revenues set by the revenue amendments. ABX and DHL are currently discussing revenue mark-up revenue arrangements for the third quarter of 2009 and through the remaining term of the ACMI agreement which expires in August 2010.

The S&R agreement specifies employee severance, retention and other benefits that DHL reimburses to ABX for payments to its employees that are affected by DHL’s U.S. restructuring plan. ABX revenues and expenses for the second quarter and first six months of 2009 include $28.7 million and $58.5 million for severance and retention benefits incurred under the S&R agreement. Additionally, under the S&R agreement, DHL is required to reimburse ABX for employee vacation benefits that ABX pays to terminated employees.

Through June 30, 2009, ABX has paid terminating employees approximately $15.1 million for accrued vacation benefits since DHL’s restructuring began in mid-2008. DHL is obligated to reimburse ABX for the amounts it paid to its terminating employees for their accrued vacation benefits. In March 2009, after auditing ABX’s payments to terminating employees for vacation, DHL paid ABX $3.2 million for invoices specifically for 2008 vacation reimbursement. As of June 30, 2009, accounts receivable includes approximately $7.1 million due from DHL for the reimbursement of accrued vacation benefits that ABX paid as employees were terminated in the first quarter of 2009. In late May 2009, DHL expressed to the Company that it believes it may not be obligated to reimburse ABX for any of the vacation benefits. The Company’s financial results do not reflect the recognition of $4.8 million for reimbursement that is due to ABX for vacation payments made in the second quarter of 2009 because the revenue recognition requirements under U.S. generally accepted accounting principles (“GAAP”) were not met. After reevaluating DHL’s contractual obligations, management believes that ABX will fully recover the $7.1 million paid in the first quarter of 2009 and expects to recognize the reimbursement for the second quarter payments after reimbursement from DHL becomes assured through further discussions or legal action, if necessary.

ACMI Services

ACMI Services revenues, excluding reimbursed expenses, were $67.7 million and $137.7 million for the second quarter and first six months of 2009, decreasing 1% and increasing 5% compared to the corresponding periods of 2008. Block hours increased 9% and 8% for the second quarter and first six months of 2009, respectively. At June 30, 2009, ACMI Services included 46 in-service aircraft, five more than in March 2008. The increase in revenues trailed increased block hours due to lower fuel prices for those ACMI and charter contracts that include fuel. ACMI Services results included revenues of $6.1 million from Boeing 767 freighter aircraft that ABX supplied to DHL during the first six months of 2009 under short-term supplemental agreements.

Increased block hours contributed to improved pre-tax earnings. Pre-tax earnings for the ACMI Services segment increased $1.2 million and $2.0 million for the second quarter and first six months of 2009 as compared to the corresponding 2008 periods. Our 2009 results for ACMI Services were negatively impacted by lower than expected cargo volumes for a transatlantic scheduled service ABX commenced in January 2009. Additionally, the cost of ABX flight crews were high during 2009 due to scheduling changes caused when senior DC-9 flight crew members were retrained for the Boeing 767. ABX, which expenses aircraft maintenance as its incurred, completed four scheduled maintenance checks during the first six months of 2009, compared to two during the same period in 2008. During the second quarter of 2008, ATI and CCIA incurred approximately $1.1 million of expenses (excluding inter-company lease charges of $1.4 million from CAM) while completing the FAA certification process to add aircraft types to their respective operating certificates. ATI added the Boeing 767 to its operating certificate while CCIA added the Boeing 757.

CAM Segment

Segment earnings for CAM were $5.8 million and $10.6 million for the second quarter and first six months of 2009 compared to $4.8 million and $9.2 million for the corresponding 2008 periods. CAM has placed ten aircraft under lease since March 2008, four of them to external customers. CAM’s results reflect an allocation of interest expense based on prevailing interest rates and the carrying value of its operating assets. CAM’s three and six month period ended June 30, 2009 revenues include $12.2 million and $23.2 million for the leasing of aircraft to ATI, CCIA and ABX. During the first six months of 2009, CAM leased three additional aircraft to ATSG airlines. During the second quarter of 2009 CAM leased two additional Boeing 767 aircraft to external customers. At June 30, 2009, CAM had 35 cargo aircraft that were under lease to subsidiaries of the Company and four aircraft under lease to an external customer.

In February 2009, CAM finalized a lease agreement to provide Boeing 767 aircraft to a Miami, Florida based operator. The lease agreement, which is for two aircraft, is expected to begin in the fourth quarter of 2009 and includes the option to lease up to three more Boeing 767 aircraft. In the second quarter of 2009, CAM began to lease a Boeing 767 to a Canadian carrier under a three-year term and its sole passenger aircraft under a 20 month term.

CAM has an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to 14 non-standard Boeing 767 aircraft to full freighter configuration. Two Boeing 767 aircraft were undergoing freighter modification as of June 30, 2009, and a third aircraft began modification during July 2009. We expect CAM to add more Boeing 767 aircraft to its fleet over the next two years. ATSG plans to modify up to 11 Boeing 767 aircraft that are currently under contract to DHL under the ACMI agreement to a standard freighter configuration as the aircraft are removed from the DHL network. The conversion primarily consists of the installation of a standard cargo door and loading system replacing the passenger door and loading system currently in the aircraft.

Other Activities

Revenues from all other activities increased $3.6 million and $6.0 million in the second quarter and first six months of 2009 compared to the corresponding 2008 periods. Increased revenues were primarily a result of an increase in aircraft parts sales and maintenance services when compared to 2008. Most of this increase was from the inter-company aircraft part sales and maintenance services within the ATSG companies. Pre-tax earnings from all other activities were $2.1 million and $2.8 million in the second quarter and first six months of 2009 compared to a $2.5 million loss and a $2.0 million loss in the corresponding 2008 periods. Improved earnings reflected the sale of surplus aircraft and aircraft parts in 2009. Additionally, our pre-tax loss for the second quarter of 2008 included a one-time charge of $2.5 million stemming from an arbitration ruling in 2008. Internal sales and earnings were eliminated from the consolidated results.

In May 2009, the aircraft maintenance and engineering business operations of ABX were transferred to a newly formed ATSG subsidiary, Airborne Maintenance and Engineering Services, Inc. (“AMES”). Organizing the aircraft maintenance and engineering capabilities separately from ABX will facilitate a cost structure and marketing organization which can better compete in the aircraft maintenance industry. AMES operates as a Federal Aviation Administration (“FAA”) certificated 145 repair station, utilizing the Wilmington, Ohio facilities including hangars and a component shop leased by ABX from DHL. ABX is AMES’s primary customer at this time. AMES leverages the Company’s existing engineering skills and technical experience to perform airframe maintenance, component repairs, part sales, line maintenance and avionics modifications for other ATSG airlines as well as external customers.

A summary of our revenues and segment earnings is shown below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Revenues:
DHL
ACMI
Reimbursed Expenses	$78,289	$209,535	$176,499	$408,114
Mark-ups	3,616	2,486	7,232	5,012
Reimbursable wind-down payments	19,992	—	39,204	—

Total ACMI	101,897	212,021	222,935	413,126
Hub Services
Reimbursed Expenses	23,725	69,422	61,975	147,753
Mark-ups	1,994	1,097	3,989	2,478
Reimbursable wind-down payments	11,285	—	32,876	—

Total Hub Services	37,004	70,519	98,840	150,231
Reimbursement reserve	—	(2,205)	—	(2,205)

Total DHL	138,901	280,335	321,775	561,152
ACMI Services
Charter and ACMI	67,888	68,142	137,809	131,257
Other Reimbursable	16,746	38,569	32,859	68,747

Total ACMI Services	84,634	106,711	170,668	200,004
CAM	14,652	11,621	27,669	21,713
Other Activities	12,996	9,404	23,998	17,953

Total Revenues	251,183	408,071	544,110	800,822
Eliminate internal revenues	(16,076)	(13,211)	(28,451)	(23,906)

Customer Revenues	$235,107	$394,860	$515,659	$776,916

Pre-tax Earnings:
DHL
ACMI	$3,741	$864	$11,847	$3,395
Hub Services	2,000	221	6,575	1,651

Total DHL	5,741	1,085	18,422	5,046
ACMI Services	558	(773)	2,428	316
CAM	5,831	4,847	10,581	9,166
Other Activities	2,093	(2,452)	2,799	(2,022)
Net non-reimbursed interest income (expense)	(2,350)	(2,836)	(4,591)	(6,428)

Total Pre-tax Earnings	$11,873	$(129)	$29,639	$6,078

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

RESULTS OF OPERATIONS

Net earnings increased $8.6 million and $15.9 million for the second quarter and first six months of 2009 compared to the corresponding periods of 2008. Net earnings improved on increased mark-up revenues from ABX’s DHL agreements. Due to contractual amendments stemming from DHL’s restructuring plans, revenues for the first and second quarter of 2009 included additional amounts in lieu of annual incremental revenues that ABX historically recorded only in the fourth quarter of each year. Additionally, 2009 revenues included additional amounts specified by the S&R agreement to facilitate the wind-down of DHL’s U.S. network. Operating results for the second quarter of 2008 included one-time charges totaling $4.7 million stemming from an arbitration ruling in July 2008. Net earnings for the second quarter and first six months of 2009 also improved due to lower interest expense, additional aircraft under lease to external customers, and increased block hours for ACMI Services compared to the corresponding periods of 2008.

Salaries, wages and benefits expense decreased 20% and 17% during the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods of 2008. Due primarily to the DHL restructuring, ABX headcount declined approximately 68% as of June 30, 2009 compared to June 30, 2008.

Fuel expense decreased $115.7 million and $195.9 million during the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The decrease reflects the reduction in aircraft in service for DHL. In addition, the average price of aviation fuel decreased significantly compared to the second quarter of 2008. The average price of a gallon of aviation fuel decreased 55% in the second quarter of 2009 compared to the second quarter of 2008.

Maintenance, materials and repairs decreased $12.5 million and $18.4 million during the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Depreciation and amortization expense decreased $1.8 million and $1.3 million during the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods of 2008. Depreciation expense decreased due to the removal of the ABX DC-9 fleet since DHL’s restructuring announcement in May 2008. The depreciation expense for 2009 reflects the addition of two Boeing 757 aircraft and three Boeing 767 aircraft that the Company has placed in service since March 2008.

Landing and ramp expense, which includes the cost of deicing chemicals, decreased $2.0 million and $4.2 million during the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Travel expense decreased $3.5 million and $5.5 million during the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The decrease is a result of DHL’s removal of aircraft from service, and the resulting decline in required flight crew travel, in conjunction with its U.S. restructuring plans.

Insurance increased $0.3 million and $0.5 million during the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The increase is a result of placing additional freighter aircraft into service since March 2008.

Other operating expenses include professional fees, utilities, costs of parts sold to non-DHL customers and packaging supplies. Other operating expenses decreased $5.3 million and $5.6 million during the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods of 2008. During the second quarter of 2008, the Company recorded a charge of $2.5 million for professional fees stemming from an arbitration matter. DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans in 2009 also resulted in lower expenses.

Interest expense decreased $1.5 million and $4.3 million during the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods of 2008. The decline in interest expense reflects the reduction in the Company’s debt since December 2007. Additionally, interest rates on the Company’s variable interest debt declined. The variable interest rate on the unsubordinated term loan decreased from 5.4% in the second quarter of 2008 to 3.2% for the second quarter of 2009.

Interest income decreased $0.4 million and $1.2 million during the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods of 2008 due to lower short-term interest rates on our cash and cash equivalents.

Our effective tax rate for the three and six month periods ended June 30, 2009 was 31.7% and 35.2%, respectively, compared to (308.2%) and 46.3% for the corresponding periods in 2008. Income taxes recorded through June 30, 2009 have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. Our effective tax rate declined in the first half of 2009 compared to 2008 due to the effect of non-deductible items on the higher amounts of earnings in 2009. Our tax expense for the first half of 2009 includes $1.5 million currently payable for U.S. alternative minimum tax primarily related to the extinguishment of $46.3 million of debt in March 2009. The Company recorded a deferred tax benefit in the second quarter of 2009 related to the recognition of a previously unrecognized tax position under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). The effective settlement of this item resulted in a deferred tax benefit of $0.7 million. No additional changes to the FIN 48 unrecognized tax benefits are anticipated in the next twelve months.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Commitments

Through CAM, we have contracted with aircraft maintenance and modification provider, IAI, to convert some of our Boeing 767 aircraft from passenger door loading systems to standard freighter configuration. The Company had two Boeing 767 aircraft in the modification process from passenger to a standard freighter configuration as of June 30, 2009 and a third non-standard aircraft began modification during July 2009. Based on the most current projections, we expect to place two of these aircraft into service during the third quarter of 2009 and one in the fourth quarter of 2009 as modifications are completed. We have the rights to convert up to eleven more Boeing 767 aircraft at IAI. We plan to finance the cost of modifying aircraft with existing cash, cash generated from aircraft sold to DHL under existing put options and cash generated from operations during the modification period. If CAM were to cancel the conversion program as of June 30, 2009, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $3.9 million for non-recurring engineering costs and approximately $4.9 million associated with additional conversion part kits which have been ordered. Additionally, the Company is committed to purchase another Boeing 767 for approximately $23.0 million after the aircraft is completely modified to freighter configuration, which we anticipate in 2009.

On March 16, 2009, ABX and DHL reached a binding agreement to amend the unsecured DHL promissory note. On May 8, 2009 the DHL promissory note was formally amended. The Company agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance. We expect to pay the $15 million from the proceeds of aircraft puts. Accordingly the Company’s balance sheet as of June 30, 2009 reflects $15.0 million of the promissory note as a current liability. The due date for the remaining $31.0 million remains unchanged, August 2028. Until that time, the promissory note continues to bear interest at a rate of 5% per annum and DHL will continue to reimburse ABX the interest expense from the note at least through 2012.

ABX has an agreement with DHL to provide employee severance benefits, retention payments and vacation payouts to ABX employees that are affected by DHL’s restructuring plans. The agreement calls for DHL to reimburse ABX after ABX makes the related benefit payments. During the third quarter of 2009, we expect to make significant payments for employee severance, retention and vacation payouts. Scheduled payments for employee severance, including medical coverage, retention and vacation are projected to total $52.2 million during the third quarter of 2009.

We plan to contribute at least $26.8 million to our qualified pension plans during the second half of 2009, and make total contributions to our qualified defined benefit pension plans of $46.2 million for 2009.

Cash flows

Net cash generated from operating activities was $43.7 million for the first six months of 2009 compared to $73.0 million in the first six months of 2008. The decrease in operating cash flows were primarily driven by the liquidation of vendor payables and payments for employee wages, severance and benefits. As ABX’s operations for DHL were scaled back, cash in-flows from the operations declined.

Capital spending levels are primarily a result of aircraft acquisitions and related freighter modification costs. Cash payments for capital expenditures were $31.4 million in the first six months of 2009 compared to $54.0 million in the first six months of 2008. Capital expenditures in the first six months of 2009 included aircraft and cargo modification costs for three aircraft while capital expenditures in the first six months of 2008 included aircraft and cargo modification costs for eight aircraft. We estimate the total level of capital spending for all of 2009 will be approximately $109 million compared to $112 million in 2008.

Liquidity and Capital Resources

At June 30, 2009, the Company had approximately $112.1 million of cash balances. The Company had $39.5 million of unused credit facility, net of draws of $18.5 million and outstanding letters of credit of $17.0 million, through a syndicated Credit Agreement that expires in December 2012.

As of June 30, 2009, DHL owes the Company $58.6 million. Additionally, ABX has $31.3 million of aircraft that are in the process of being sold to DHL. Conversely, the Company has significant liabilities and commitments stemming from the wind-down of DHL’s operations including employee severance, retention and benefits. DHL is currently disputing some of the amounts it owes to ABX for the reimbursement of vacation payout and the sale price of the aircraft (see Note B). If there is a significant delay in receipts from DHL, or a substantial reduction in the amounts that DHL ultimately pays, the Company’s cash balances could decline. If this occurs, the Company could elect to reduce capital spending by deferring the freighter modification of 767 aircraft.

In June 2009, the Company and DHL executed a Lease Assumption and Option Agreement related to Boeing 767 aircraft leases. DHL has the option to lease from ABX up to four Boeing 767 aircraft under 64.5 month lease terms, commencing August 15, 2010. DHL assumed all of ABX’s financial obligations for five other Boeing 767 aircraft under capital leases, retroactive to January 31, 2009. In return, ABX granted DHL a credit of $10.0 million as prepaid rent toward the four aircraft leases, conditioned upon extinguishment or assignment of the capital leases to DHL. DHL has until February 15, 2010 to exercise the lease option on each aircraft. If DHL does not exercise its lease option for an aircraft, ABX will pay DHL $2.5 million of the prepaid rent credit.

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

The implementation by DHL of its U.S. restructuring plan, turmoil in the global financial markets and the crisis in the U.S. credit market could affect the Company’s access to liquidity. If a lender within the Credit Agreement declares a material adverse event (“MAE”), availability under the revolving credit facility will be reduced by that lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the borrowers attempt to borrow under the Credit Facility, they can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. Given the current credit crisis and DHL’s U.S. restructuring plan, the interest rates and other costs of a renegotiated or new facility, assuming the Company could obtain a new facility, would be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Agreement. The Company is in compliance with the financial covenants specified in the Credit Agreement.

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

ABX and DHL amended the ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the first and second quarters of 2009. Under these revenue amendments, annual goals were not set for 2009, nor was a quarterly cost goal established. Instead, the agreed revenue for the first and second quarter of 2009 includes fixed amounts to replace these incremental revenues. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees that are affected by DHL’s U.S. restructuring plan. DHL reimburses ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s revenues for the first and second quarter of 2009 includes reimbursement for expenses incurred under the commercial agreements, the incremental revenues set by the revenue amendments and reimbursement for employee severance, retention and other benefits incurred during the quarters for employees terminated as a result of DHL’s restructuring plan.

ACMI revenues with customers other than DHL are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance repair services or technical maintenance services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

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

In the ordinary course of our business, we are exposed to market risk for changes in the price of jet fuel; however, this risk is largely mitigated by reimbursement through the DHL ACMI agreement and charter agreements with other customers. We face financial exposure to changes in interest rates. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk was partially mitigated since a portion of our interest expense for the debt with variable rate risk was marked up and charged to DHL under our ACMI agreement. To reduce the exposure to rising interest rates, we entered into interest rate swaps in January 2008 and forward treasury lock agreements (“treasury locks”) during 2006. See Note J for discussion of our accounting treatment for these hedging transactions.

No significant changes have occurred to the market risks we face since we disclosed information about those risks in item 7A of the Company’s 2008 Annual Report on Form 10-K filed for the year ended December 31, 2008.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that their disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

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

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. ABX cooperated fully with the investigation. In June of 2006, a non-senior management employee of the Company entered a plea to a misdemeanor related to this matter. In July of 2006, a federal grand jury indictment was unsealed charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. The Garcia defendants subsequently entered guilty pleas in U.S. district court and were sentenced in February and March of 2007. No proceedings have been initiated against ABX by the DOJ. See Note H to the accompanying consolidated financial statements of this report for additional information.

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint. On July 24, 2009, ABX and the current and former executives of ABX filed a motion to dismiss the complaint; which motion is currently pending.

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

The Company faces risk factors that could adversely affect our financial condition and results of operations. Many of these risks are disclosed in item 1A of the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2009. Additional significant risks have been identified below. There are additional risks that are currently unknown to us or that we currently consider immaterial or unlikely, which could also adversely affect the Company.

The wind-down of ABX’s services for DHL may negatively impact the Company’s liquidity and operating results.

As of June 30, 2009, DHL owes the Company $58.6 million. Additionally, ABX has $31.3 million of aircraft that are in the process of being sold to DHL pursuant to the put provisions under the ACMI agreement. Conversely, the Company has significant liabilities and commitments stemming from the wind-down of DHL’s operations including employee severance retention and benefits. DHL is currently disputing some of the amounts it owes to ABX for the reimbursement of vacation payouts and the sale price of aircraft. If there is a significant delay in receipts from DHL, or a substantial reduction in the amounts that DHL pays, the Company’s cash balances could decline. If this occurs, the Company could elect to reduce capital spending by deferring the freighter modification of Boeing 767 aircraft. Operating results may be negatively impacted if the Company were to take a charge to reduce amounts due from DHL or to lower the value of aircraft held for sale.

The ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be further limited.

Limitations imposed on the ability to use net operating losses (“NOLs”) to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). During the second quarter of 2009, the Company experienced significant ownership changes. If the Company continues to experience more ownership changes, we may face limitations on our ability to use NOLs to offset future taxable income.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 12, 2009, the Company held an annual meeting of its shareholders. At the meeting, shareholders voted to elect Jeffrey J. Vorholt and Joseph C. Hete to serve as Directors of the Company for a term of three years, voted to grant discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect a reverse stock split in a specific ratio ranging from 1-for-2 to 1-for-5, as selected by the Company’s Board of Directors, voted to adopt an amendment to the Company’s Amended and Restated 2005 Long-Term Incentive plan to increase from 3,000,000 to 6,000,000 the number of shares available for issuance under the Plan, and ratified the appointment of Deloitte and Touche LLP as the independent registered public accounting firm of the Company for fiscal year 2009.

	Votes
	Received	Withheld
Election of Directors
Jeffrey J. Vorholt	49,592,901	3,090,802
Joseph C. Hete	49,356,464	3,327,239

	Votes Cast
	For	Against	Abstain	Broker Non-Vote
Proposal
Effect a reverse stock split	49,977,634	2,594,100	111,968	1
Adopt amendment to Long-Term Incentive Plan	23,405,956	3,694,129	145,933	25,437,685
Ratify independent auditors	51,632,204	897,159	154,339	1

Item 5.	Other Information

Air Transport Services Group, Inc.’s wholly owned subsidiary, ABX Air, Inc. (“ABX”), is party to an ACMI Service Agreement (the “ACMI agreement”) with DHL Network Operations (USA), Inc. (“DHL”). On August 7, 2009, DHL notified ABX that it will not be renewing the ACMI agreement when its initial term expires on August 15, 2010, although DHL has expressed an interest in contracting with the Company for airlift services under competitive commercial terms to be provided upon the expiration of the ACMI agreement.

Under the ACMI agreement, ABX provides air cargo transportation services to DHL on a cost-plus basis. The expenses incurred under the agreement are generally marked-up by 1.75% (the base mark-up) and included in revenues, although ABX also has the opportunity to earn an additional 1.60% incremental markup over and above the base mark-up from the achievement of certain cost-related and service goals specified in the agreement. Notwithstanding the foregoing, the revenue formula under ACMI agreement was amended, starting in the fourth quarter of 2008, to more appropriately compensate ABX for the aircraft assets and level of services required to support DHL’s reduced level of domestic operations resulting from the implementation of its U.S. restructuring plan. The new formula provides for quarterly markup payments to ABX through the second quarter of 2009 for fixed dollar amounts, rather than as a percentage of costs incurred. Fuel, rent, interest on a promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement are the most significant cost items reimbursed without mark-up.

ABX is also a party to several other agreements with DHL and its affiliates, including that certain (i) Hub and Line-Haul Services Agreement with DHL Express (USA), Inc. (“DHL Express”), dated August 15, 2003 (the “Hub Services agreement”); (ii) Severance and Retention Agreement with DPWN Holdings (USA), Inc. (“DPWN Holdings”), dated August 15, 2008 (the “S&R agreement”); and (iii) Wilmington Air Park Sublease with DHL Express, dated August 15, 2003 (the “Sublease”). Under the Hub Services agreement, which will terminate on August 15, 2009, ABX provides staff to conduct package handling, package sorting and airport facilities and equipment maintenance services for DHL Express on a cost-plus basis. Under the S&R agreement, DPWN Holdings reimburses ABX for severance, retention and other benefits that ABX pays to its employees that have or will be displaced in conjunction with DHL’s U.S. restructuring plan. Under the Sublease, ABX subleases office and hangar space from DHL at DHL Air Park in Wilmington, Ohio, the term of which will expire at the end of a transition period following the termination of the ACMI agreement. Copies of the Hub Services Agreement, together with amendments, the S&R agreement and the Sublease have been filed with the SEC.

The Audit Committee of the Board of Directors has approved the services rendered by our independent registered public accounting firm during the period covered by this Form 10-Q filing.

Item 6.	Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1	Second Amendment, dated January 30, 2009, to Escrow Agreement among Air Transport Services Group, Inc., ABX Air, Inc., each of the significant shareholders listed on the Schedule of Significant Shareholders attached thereto, and Wells Fargo Bank, NA, as escrow agent, incorporated by reference to the Company’s 8-K filed February 5, 2009.

10.2	Second Amendment, dated November 9, 2008, to the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on May 11, 2009.

10.3	Third Amendment, dated November 9, 2008, to the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc. and ABX Air, Inc., dated August 15, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on May 11, 2009.

10.4	Letter Agreement, dated April 16, 2009, Concerning Base and Incremental Markup for the Second Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003, filed herewith.

10.5	Letter Agreement, dated April 16, 2009, Concerning Base and Incremental Markup for the Second Quarter of 2009 under the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc. and ABX Air, Inc., dated August 15, 2003, filed herewith.

10.6	Amended and Restated First Non-Negotiable Promissory Note between ABX Air, Inc., as maker, and DHL Express (USA), Inc., as holder, dated May 8, 2009, filed herewith.

10.7	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009, filed herewith.

10.8	Lease Assumption and Option Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated May 29, 2009, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

AIR TRANSPORT SERVICES GROUP, INC., a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: August 10, 2009

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: August 10, 2009