Form 10-Q
period 2009-09-30
Air Transport Services Group, Inc.
filed 2009-11-13
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

Commission File Number 000-50368

(Exact name of registrant as specified in its charter)

Delaware	26-1631624
(State of incorporation or organization)	(IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

(937) 382-5591

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 12, 2009, Air Transport Services Group, Inc. had outstanding 63,460,734 shares of common stock, par value $.01.

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
REVENUES	$174,202	$239,686	$572,973	$684,722

OPERATING EXPENSES
Salaries, wages and benefits	74,127	98,614	257,191	283,892
Fuel	27,068	54,504	75,560	139,529
Depreciation and amortization	19,954	24,282	62,354	68,378
Maintenance, materials and repairs	15,217	20,674	48,513	65,932
Landing and ramp	5,828	6,603	22,790	26,754
Travel	5,524	7,201	15,888	22,870
Rent	2,629	2,355	7,025	7,080
Insurance	2,731	2,663	8,306	6,998
Other operating expenses	10,315	10,053	26,967	28,565

	163,393	226,949	524,594	649,998

INTEREST EXPENSE	(6,236)	(8,609)	(21,048)	(27,681)
INTEREST INCOME	74	511	381	2,030

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,647	4,639	27,712	9,073
INCOME TAXES	(1,792)	(531)	(9,822)	(2,749)

EARNINGS FROM CONTINUING OPERATIONS	2,855	4,108	17,890	6,324

EARNINGS FROM DISCONTINUED OPERATIONS NET OF TAX	882	857	5,051	1,902

NET EARNINGS	$3,737	$4,965	$22,941	$8,226

EARNINGS PER SHARE - Basic
Continuing operations	$0.05	$0.07	$0.29	$0.10

Discontinued operations	0.01	0.01	0.08	0.03

NET EARNINGS PER SHARE	$0.06	$0.08	$0.37	$0.13

EARNINGS PER SHARE - Diluted
Continuing operations	$0.05	$0.07	$0.28	$0.10

Discontinued operations	0.01	0.01	0.08	0.03

NET EARNINGS PER SHARE	$0.06	$0.08	$0.36	$0.13

WEIGHTED AVERAGE SHARES
Basic	62,685	62,508	62,670	62,462

Diluted	63,731	62,631	63,181	62,655

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$89,699	$116,114
Marketable securities - available-for-sale	—	26
Accounts receivable, net of allowance of $1,205 in 2009 and $469 in 2008	22,239	24,495
Due from DHL	72,832	63,362
Inventory	6,523	11,259
Prepaid supplies and other	8,900	11,151
Deferred income taxes	20,171	20,172
Aircraft and engines held for sale	32,521	2,353

TOTAL CURRENT ASSETS	252,885	248,932

Property and equipment, net	614,433	671,552
Other assets	22,225	25,281
Deferred income taxes	1,040	54,807
Intangibles	10,335	11,000
Goodwill	89,777	89,777

TOTAL ASSETS	$990,695	$1,101,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,825	$36,618
Accrued salaries, wages and benefits	37,605	63,500
Accrued severance and retention	13,718	67,846
Accrued expenses	20,628	13,772
Current portion of debt obligations	55,487	61,858
Unearned revenue	17,251	14,813

TOTAL CURRENT LIABILITIES	177,514	258,407
Long-term debt obligations	350,463	450,628
Post-retirement liabilities	239,292	294,881
Other liabilities	44,321	17,041

Commitments and contingencies (Note I)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,460,734 and 63,247,312 shares issued and outstanding in 2009 and 2008, respectively	635	632
Additional paid-in capital	495,551	460,155
Accumulated deficit	(222,593)	(245,534)
Accumulated other comprehensive loss	(94,488)	(134,861)

TOTAL STOCKHOLDERS’ EQUITY	179,105	80,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$990,695	$1,101,349

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2009	2008
OPERATING ACTIVITIES:
Net earnings from continuing operations	$17,890	$6,324
Net earnings from discontinued operations	5,051	1,902
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,978	68,665
Pension and post-retirement amortization	24,650	5,237
Deferred income taxes	10,418	3,492
Amortization of stock-based compensation	1,013	1,810
Gains on asset disposition, net of impairments	(2,077)	(563)
Changes in assets and liabilities:
Accounts receivable	(3,837)	26,006
Inventory and prepaid supplies	5,531	4,687
Accounts payable	(3,754)	(1,125)
Unearned revenue	(8,744)	(63)
Accrued expenses, salaries, wages and benefits and other liabilities	(44,600)	(6,176)
Post-retirement liabilities	(18,846)	(477)
Other	3,854	4,584

NET CASH PROVIDED BY OPERATING ACTIVITIES	49,527	114,303

INVESTING ACTIVITIES:
Capital expenditures	(49,908)	(96,623)
Proceeds from the sale of property and equipment	7,044	10,572
Proceeds from redemptions of marketable securities	26	49,499
Acquisition of CHI	—	(3,840)
Other	—	(1,510)

NET CASH (USED IN) INVESTING ACTIVITIES	(42,838)	(41,902)

FINANCING ACTIVITIES:
Principal payments on borrowings	(33,104)	(110,938)
Proceeds from borrowings	—	38,500

NET CASH (USED IN) FINANCING ACTIVITIES	(33,104)	(72,438)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,415)	(37)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,114	59,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,699	$59,234

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$18,396	$24,521

Income taxes paid	$2,085	$—

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued aircraft modification expenditures	$2,025	$542

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was November 12, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

ABX provides airlift including aircraft flight crews and maintenance to DHL Network Operations (USA), Inc. under an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”). Under a Hub Services agreement, ABX provided package handling, sorting and other cargo-related services to DHL Express (USA), Inc. through August 2009 (DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. are collectively referred to as “DHL”). DHL, an international, integrated delivery company, is the Company’s largest customer, accounting for 46% of the Company’s revenues from continuing operations in the third quarter of 2009.

Through its airline subsidiaries, the Company provides airlift to other customers typically through ACMI agreements. At September 30, 2009, ABX had 13 Boeing 767-200 freighter aircraft in service that were not under the DHL ACMI agreement, while CCIA and ATI had 16 aircraft and 18 aircraft in revenue service, respectively. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation, primarily to the U.S. military, using its McDonnell Douglas DC-8 combi aircraft, which are certified to carry passengers as well as cargo on the main deck.

In addition to its airline operations and aircraft leasing services, the Company (i) sells aircraft parts, (ii) provides aircraft and equipment maintenance services; (iii) operates three mail sorting facilities for the U.S. Postal Service (“USPS”); and (iv) provides specialized services for aircraft fuel management and freight logistics.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, for workers compensation claims and employee medical costs, spare parts inventory, depreciation and impairments of property, equipment, goodwill and intangibles, labor contract settlements, post-retirement obligations, income taxes, contingencies and litigation. Changes in these estimates and assumptions may have a material impact on the consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

Goodwill and Intangible Assets

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) topic 350-20 “Intangibles – Goodwill and Other”, the Company assesses, during the fourth quarter of each year, whether acquired goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company finds it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually in the fourth quarter.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Property and Equipment

Property and equipment are stated at cost, net of any impairment recorded, in accordance with FASB ASC topic 360-10 “Property, Plant and Equipment”. The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

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

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.3 million and $0.7 million for the quarters ended September 30, 2009 and 2008, respectively and $1.3 million and $2.6 million for the nine month period ended September 30, 2009 and 2008 respectively.

Discontinued Operations

In accordance with the guidance of FASB ASC topic 205-20 “Presentation of Financial Statements,” a business component whose operations are discontinued is reported as discontinued operations if the cash flows of the component have been eliminated from the ongoing operations of the Company, and the Company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations. FASB ASC topic 205-20 requires the reclassification of amounts presented for prior years to reflect their classification as discontinued operations.

Exit Activities

The Company accounts for the costs associated with exit activities in accordance with FASB ASC topic 420-10 “Exit or Disposal Cost Obligations.” One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee and requires no significant future services, other than a minimum retention period, for the employee to earn the termination benefits. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with FASB ASC topic 715-30 “Compensation – Retirement Benefits” in the event that a significant number of employees are terminated or a pension plan is suspended.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

Under FASB ASC topic 740-10 “Income Taxes,” the Company recognizes the impact of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax provision is not recognized if it has a less than a 50% likelihood of being sustained. The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense.

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

Revenue Recognition

Revenues from DHL are determined based on expenses incurred during a period under the two commercial agreements with DHL and are recognized when the related services are performed. Except for the amendments described below, expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which is recognized in the period the expenses are incurred. Certain costs, the most significant of which include interest on the promissory note due to DHL, rent and ramp and landing fees incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of certain cost-related and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost-related goals and annual service goals expressly specified in each of the two agreements. The Company measures quarterly goals and records incremental revenues in the quarter in which earned. Historically, at the end of each fiscal year, the Company measured the achievement of annual goals and recorded any incremental revenues earned by achieving the annual goals during the fourth quarter.

ABX and DHL amended the ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the first, second and third quarters of 2009. Under these revenue amendments, annual goals were not set for 2009, nor was a quarterly cost goal. Instead, the agreed revenue for the first, second and third quarters of 2009 includes amounts to replace the incremental revenues. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees that are displaced in conjunction with DHL’s U.S. restructuring plan. DHL reimburses ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s revenues for the first, second and third quarters of 2009 includes reimbursement for certain expenses incurred under the commercial agreements, the incremental revenues set by the revenue amendments and reimbursement for employee severance, retention and other benefit costs incurred during the quarter.

ACMI revenues from customers other than DHL are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of services.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). The Codification reorganizes GAAP into related topics and subtopics, providing authoritative literature related to a particular topic in one place. The Codification is not intended to change GAAP, but changes the way GAAP is organized and presented. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is effective for the Company for the financial statements issued for interim and annual periods ending after September 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the determination or reporting of the Company’s consolidated financial statements.

In December 2008, FASB affirmed FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FASB ASC 715, “Compensation – Retirement Benefits”). FSP No. FAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets. FSP No. FAS 132(R)-1 is effective for the Company as of December 31, 2009. Because this Staff Position applies only to financial statement disclosures, the adoption will not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). This statement is not yet reflected in the FASB ASC. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This statement is not yet reflected in the FASB ASC. SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE B—SIGNIFICANT CUSTOMERS

DHL

Pursuant to its 2008 restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services in January 2009. DHL now provides only international services to and from the U.S. A summarized chronology of DHL’s restructuring actions in 2009 and their effects on ABX’s operations follows:

•

In January 2009, the regional sorting hubs staffed by ABX were closed, the sort operations in Wilmington, Ohio were downsized to process only international shipments and all of ABX’s remaining 32 DC-9 aircraft were terminated from the DHL ACMI agreement.

•	In March 2009, DHL gave ABX notice to remove five Pratt & Whitney powered Boeing 767 aircraft having a net book value of approximately $24.0 million, from the DHL network.

•

On March 16, 2009, DHL agreed to restructure an unsecured promissory note and assume financial responsibility for capital leases for five Boeing 767 aircraft guaranteed by DHL. The promissory note was subsequently amended in May 2009 and a Lease Assumption and Option Agreement was executed in June 2009.

•

On April 17, 2009, DHL announced that it planned to relocate its package sorting and aircraft hub operations from the DHL Air Park in Wilmington, Ohio to the Cincinnati/Northern Kentucky International Airport in Hebron, Kentucky (“CVG”).

•	On May 12, 2009, DHL notified ABX that DHL would not be renewing the Hub Services agreement when its term expired on August 15, 2009.

•

On July 24, 2009, sort operations in Wilmington ceased and the sorting and hub operations were transferred to CVG. ABX assisted DHL with the transition to CVG by providing temporary staffing for the CVG operations through early September 2009. Revenues from the Hub Services agreement were $54.4 million and $145.0 million for the third quarter and first nine months of 2009, respectively. Pre-tax earnings from the Hub Services agreement were $1.4 million, or 23% of consolidated pre-tax earnings, for the third quarter of 2009 and $8.0 million, or 22% of consolidated pre-tax earnings, for the first nine months of 2009.

•

In conjunction with the transfer of the hub operations to CVG in July 2009, DHL assumed management of fueling services for its network previously provided by ABX. ABX ceased providing aircraft fuel and related services for its aircraft that remain in the DHL network. Revenues from fuel were $2.3 million and $28.5 million for the third quarter and first nine months of 2009, respectively. ABX did not earn a mark-up on fuel used within the DHL network. The Hub Services operations and the aircraft fueling operations are now reported as discontinued operations.

•

On August 7, 2009, DHL notified ABX that DHL would not be renewing the ACMI agreement when its initial term expires on August 15, 2010. Revenues from the ACMI agreement were $69.8 million and $273.7 million for the third quarter and first nine months of 2009, respectively. Pre-tax earnings from the ACMI agreement were $1.9 million, or 32% of consolidated pre-tax earnings, for the third quarter of 2009 and $13.8 million, or 39% of consolidated pre-tax earnings, for the first nine months of 2009.

DHL continues to express interest in the Company’s Boeing 767 aircraft. ABX currently remains the primary provider of airlift capacity for DHL’s U.S. based international delivery network through its fleet of Boeing 767 aircraft. In addition to Boeing 767 aircraft provided under the primary ACMI agreement, ABX is also supplying DHL with six Boeing 767 standard freighters under supplemental, short-term, ACMI arrangements. In June 2009, ABX and DHL executed a lease option agreement for four ABX Boeing 767 standard freighter aircraft under 64.5 month lease terms, each commencing August 15, 2010. DHL has expressed interest to contract with the Company for aircraft dry lease and aircraft operations under competitive, commercial terms after the current ACMI agreement expires in 2010. The companies are currently negotiating aircraft leases and airline services agreements that the ATSG subsidiaries may provide to DHL after the ACMI agreement terminates.

Through September 30, 2009, ABX has terminated approximately 8,600 employee positions since DHL’s restructuring began in mid-2008. Employees receive severance, retention and other benefits under the S&R agreement executed between ABX and DHL. The S&R agreement specifies employee severance, retention and other benefits that DHL will pay to ABX in conjunction with its U.S. restructuring plan. The same agreement includes provisions to pay ABX for crewmember benefits if ABX and the collective bargaining unit for the crewmembers can reach an agreement in regard to the use of those funds for severance, pension funding or other issues arising from DHL’s U.S. restructuring plan. On November 6, 2009, the Company and negotiators for the ABX pilots’ union reached a tentative agreement which is being submitted to the ABX pilots’ union members for ratification at large.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

As a result of DHL’s U.S. restructuring plans ABX is incurring significant termination and wind-down costs. Such costs include severance, vacation payments, medical coverage and workers compensation claims to former employees. Such costs are reimbursable to ABX under the provisions of its agreements with DHL. DHL and ABX have an ongoing process to verify that ABX’s costs are subject to reimbursement. To the extent that DHL has not reimbursed ABX’s cost, ABX reflects the amount due from DHL as a receivable. If ABX and DHL cannot agree on reimbursement of disputed amounts, arbitration or legal proceedings can result.

Through September 30, 2009, ABX has paid terminating employees approximately $18.4 million for accrued vacation benefits since DHL’s restructuring began in mid-2008. DHL is obligated to reimburse ABX for the amounts paid to its terminating employees for their accrued vacation benefits. In March 2009, after auditing ABX’s payments to terminating employees for vacation, DHL paid ABX $3.2 million for invoices specifically for 2008 vacation reimbursement. As of September 30, 2009, accounts receivable includes approximately $7.1 million due from DHL for the reimbursement of accrued vacation benefits that ABX paid as employees were terminated in the first quarter of 2009. In late May 2009, DHL expressed to the Company that it believes it may not be obligated to reimburse ABX for any of the vacation benefits. The Company’s financial results do not reflect the recognition of $4.8 million and $3.3 million for reimbursement due to ABX for vacation payments made in the second and third quarters of 2009 because the revenue recognition requirements under GAAP were not met. After reevaluating DHL’s contractual obligations, management believes that ABX will fully recover the $7.1 million paid in the first quarter of 2009. A resolution and final recognition of vacation reimbursement is ancillary at this time to broader negotiations between ATSG and DHL for aircraft dry leases and airline service agreements noted above.

Aircraft and engines for sale as of September 30, 2009 include approximately $31.3 million for aircraft that ABX has put to DHL under provision of the ACMI agreement. The sale of these aircraft has not been completed. Under the terms of the ACMI agreement, the aircraft were valued by an independent aircraft appraiser and put to DHL at the lower of fair market value or net book value. DHL has subsequently asserted that the aircraft have a fair market value of only $22.7 million. ABX and DHL management are addressing the value difference through continued discussions. However, if DHL continues its assertion, ABX may initiate the resolution process prescribed in the ACMI agreement.

As specified in the ACMI agreement with DHL, ABX is advanced funds on the first business day of each week for the costs budgeted to be incurred for the upcoming week. Unearned revenue includes the portion of a scheduled payment from DHL that relates to revenues earned in the next quarter. Accounts receivable is primarily from the revenues earned under the commercial agreements. Accounts payable is interest payable on the promissory note. The Company’s balance sheets included the following balances related to revenue transactions with DHL (in thousands):

	September 30, 2009	December 31, 2008
Assets (Liabilities):
Accounts receivable	$72,832	$63,362
Aircraft put to DHL	31,293	393
Accounts payable	(771)	(392)
Accrued severance and retention	(13,414)	(67,846)
Unearned revenue	(3,446)	(8,749)

Net asset (liability)	$86,494	$(13,232)

Continuing revenues from contracted services performed for DHL were approximately 46% and 49% of the Company’s consolidated revenues from continuing operations for the three months ended September 30, 2009 and 2008, respectively, and 51% of consolidated revenues from continuing operations for both the nine month periods ended September 30, 2009 and 2008.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

BAX Global

A substantial portion of the Company’s revenues, cash flows and liquidity are also dependent on BAX. Revenues from services performed for BAX were approximately 24% and 26% of the Company’s total revenues from continuing operations for the three months ended September 30, 2009 and 2008, respectively, and 20% and 26% of consolidated revenues for the nine month periods ended September 30, 2009 and 2008, respectively. Under their agreements with BAX, ATI and CCIA have the right to be the exclusive providers of main deck freighter lift in the BAX U.S. network through December 31, 2011.

The Company’s balance sheets include the following balances related to revenue transactions with BAX (in thousands):

	September 30, 2009	December 31, 2008
Assets (Liabilities):
Accounts receivable	$2,882	$2,101
Accounts payable	—	(1,529)

Net asset	$2,882	$572

NOTE C—WIND-DOWN COSTS

As a result of DHL’s U.S restructuring plan, the Company has incurred costs to reduce the scope of its operations. Under the S&R agreement between DHL and ABX, the severance and retention benefits provided to employees are refunded to ABX by DHL after payments are made by ABX. Wind-down expenses are reflected in the DHL segment and discontinued operations. The wind-down expenses incurred through September 30, 2009 are summarized below (in thousands):

	Severance Benefits	Retention Benefits	Total
Accrued costs at December 31, 2008	$28,920	$38,926	$67,846
Costs incurred	46,188	29,068	75,256
Costs paid	(61,905)	(67,479)	(129,384)

Accrued costs at September 30, 2009	$13,203	$515	$13,718

Future wind-down costs are expected to include additional severance benefits as more ABX employees are terminated, as well as the cost to terminate aircraft maintenance and other contracts. As a result of DHL’s restructuring plans for the U.S., the Company estimates the total employee severance and retention benefits that it will pay and for which DHL is obligated to reimburse will exceed $210 million. The actual cost will depend on the extent and timing of DHL business reductions and whether ABX is successful at replacing the DHL ACMI agreement with other service contracts. In addition to severance and retention benefits, ABX paid terminated employees $18.4 million for accrued vacation benefits during the first nine months of 2009. The Company estimates that it may pay $2.6 million more for accrued vacation benefits as employees terminate. At this time, it is not reasonably possible to estimate other wind-down costs.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE D—DISCONTINUED OPERATIONS

On July 24, 2009, DHL ceased the sort operations in Wilmington and transferred the hub operations to CVG. ABX assisted DHL with the transition from Wilmington to CVG by providing temporary staffing for the CVG operations through early September 2009. In conjunction with the transfer of the aircraft hub operations to CVG in July 2009, DHL assumed management of fueling services for its network previously provided by ABX. ABX ceased providing aircraft fuel and related services for its aircraft that remain in the DHL network. ABX’s Hub Services operations and the aircraft fueling operations, which previously had been reported in the DHL segment, are reported as discontinued operations beginning with ATSG’s report on form 10-Q for the third quarter of 2009.

ABX sponsors defined benefit plans for retirees that include the former employees of the hub operation. Additionally, ABX is self insured for medical coverage and injured workers compensation. Provisions for the cost of employee injuries have been significant in 2009 as a result of ceasing sort operations in Wilmington and record unemployment levels. Besides cash outflows, the Company may incur expenses in the future related to pension obligations, reserves for medical expenses and wage loss for former employees. Provisions for workers compensation claims were estimated utilizing historical paid claims data, recent trends and an independent actuarial evaluation. Changes in claim severity and frequency could result in actual claims being materially different than the amounts reserved. Carrying amounts of significant assets and liabilities of the discontinued operations are below (in thousands):

	September 30, 2009	December 31, 2008
Assets
Receivable due from DHL	$42,670	$29,872
Other current assets	—	121

Total Assets	$42,670	$29,993

Liabilities
Accounts payable	$51	$2,332
Employee compensation and benefits	56,773	63,172
Post-retirement	34,377	45,928

Total Liabilities	$91,201	$111,432

The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008

Revenue	$56,673	$163,409	$173,561	$495,289

Pre-tax earnings	$1,390	$1,349	$7,964	$2,993

NOTE E—FAIR VALUE MEASUREMENTS

The Company’s money market funds, short-term available-for-sale securities and derivative financial instruments are reported on the Company’s consolidated balance sheet at fair values based on market values from identical or comparable transactions. The fair value of the Company’s short-term available-for-sale securities are based on quoted prices in active markets for identical assets (Level 1). The fair value of the Company’s derivative financial instruments are based on observable inputs (Level 2) from comparable market transactions. The use of significant unobservable inputs (Level 3) was not necessary in determining the fair value of the Company’s financial assets and liabilities.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market	$2,367	$—	$—	$2,367

Liabilities
Interest rate swap	$—	$(4,281)	$—	$(4,281)

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

FASB ASC topic 820-10 “Fair Value Measurements and Disclosures” establishes three levels of input that may be used to measure fair value:

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

The carrying amounts for accounts receivable, accounts payable and accrued liabilities approximate fair value. As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $53.8 million less than the carrying value, which was $405.9 million at September 30, 2009.

NOTE F—INCOME TAXES

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2009 have been estimated utilizing a 37.5% rate based on year-to-date income and projected results for the full year, excluding discrete items. The final effective tax rate to be applied to 2009 will depend on the actual amount of pre-tax book income generated by the Company for the full year.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Internal Revenue Service (“IRS”) recently completed the examinations of Cargo Holdings International, Inc. and ABX for the tax years through December 31, 2006. The Cargo Holdings International, Inc. examination also covered the 2007 tax year. The examinations resulted in no changes to taxable income. These returns continue to be subject to examination by the IRS to the extent of net operating loss carryovers, and fully subject to examination by other jurisdictional authorities. The 2007 and 2008 ABX tax returns remain open to examination in all relevant taxing jurisdictions.

The Company reduced deferred tax assets for net operating loss carry forwards by $19.5 million in 2009 to reflect the tax effect associated with the extinguishment of debt (see Note H).

NOTE G—PROPERTY AND EQUIPMENT

At September 30, 2009, the Company’s subsidiaries operated 63 aircraft, consisting of 31 Boeing 767, two Boeing 757, 14 Boeing 727, and 16 McDonnell Douglas DC-8 aircraft. During the first nine months of 2009, CAM leased three aircraft with a cost of $66.7 million and accumulated depreciation of $4.8 million to external customers. The aircraft are recorded in aircraft and flight equipment.

Property and equipment, to be held and used, consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Aircraft and flight equipment	$796,889	$899,315
Support equipment	51,546	50,823
Vehicles and other equipment	1,847	1,832
Leasehold improvements	1,255	1,272

	851,537	953,242
Accumulated depreciation	(237,104)	(281,690)

Property and equipment, net	$614,433	$671,552

Property and equipment includes $39.3 million of property held under capital leases as of September 30, 2009 and $55.0 million as of December 31, 2008. Accumulated depreciation and amortization includes $14.1 million as of September 30, 2009 and $17.5 million as of December 31, 2008 for property held under capital leases.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

In October 2009, the Company purchased another Boeing 767-200 freighter for approximately $17.8 million to complete a commitment it made in 2007 when the Company acquired Cargo Holdings International, Inc.

The ACMI agreement grants ABX certain rights to put to DHL any aircraft that is removed from service prior to the expiration of the ACMI. The Company can sell such aircraft to DHL at the lesser of fair market value or net book value. The decision to put aircraft to DHL depends on a number of factors, including the anticipated number of aircraft to be removed, the type of aircraft removed, the demand for cargo airlift and the market value for aircraft. Provisions of the ACMI agreement stipulate that if ABX’s stand-alone equity is less than or equal to $100 million at the time of the put to DHL, any amount by which fair market value is less than net book value would be applied to the promissory note owed to DHL. However, if ABX’s stand-alone equity is greater than $100 million, as it is at this time, any amount by which the fair market value is less than net book value would be recorded as an impairment charge. For purposes of applying the $100 million stockholders’ equity threshold, stockholders’ equity will be calculated after including the effect of any charges caused by the removal of aircraft.

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

At September 30, 2009, ABX held spare engines and aircraft that had been removed from DHL service. At September 30, 2009, $31.3 million of the $32.5 million balance reflects Boeing 767 and McDonnell Douglas DC-9 aircraft that were put to DHL, but for which the sales have yet to be completed pending agreement on the sales price (see Note B). The remaining aircraft and engines held for sale are being marketed to parts dealers and private operators or are being used for spare parts. Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of earnings.

NOTE H—DEBT OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Unsubordinated term loan	$205,812	$222,500
Revolving credit facility	18,500	18,500
Aircraft loans	101,600	106,928
Capital lease obligations-Boeing 767	19,457	52,864
Capital lease obligations-Boeing 727	14,014	18,648
Promissory note due to DHL, unsecured	46,000	92,276
Other capital leases	567	770

Total long-term obligations	405,950	512,486
Less: current portion	(55,487)	(61,858)

Total long-term obligations, net	$350,463	$450,628

The Company entered into a Credit Agreement with a consortium of lenders on December 31, 2007 that provides for a $75.0 million revolving credit facility and an unsubordinated term loan through December 2012. The unsubordinated term loan and the revolving credit facility are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest and taxes and on prevailing LIBOR or prime rates. At September 30, 2009, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 2.63% (2.92% at September 30, 2009). The agreement provides for the issuance of letters of credit on the Company’s behalf. As of September 30, 2009, the unused revolving credit facility totaled $41.7 million, net of draws of $18.5 million and outstanding letters of credit of $14.8 million. The revolving credit facility at September 30, 2009 carried an interest rate of LIBOR (30-day) plus 2.63% (2.88% at September 30, 2009).

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The aircraft loans are collateralized by seven aircraft, and fully amortize by 2018 with interest rates ranging from 6.74% to 7.36% per annum payable monthly. The capital lease obligations for two Boeing 767 aircraft expire in 2011 with options to extend into 2017. The capital lease payments for the two Boeing 767 aircraft carry a fixed implicit interest rate of 8.55%. Capital lease obligations for seven Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire between 2010 and 2012. At the termination of the leases, the Company is subject to normal aircraft return provisions for maintenance of the aircraft.

In January, 2008, DHL made a demand for payment in full of the unsecured promissory note. In its demand, DHL asserted that the acquisition by the Company of Cargo Holdings International, Inc (“CHI”) and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the promissory note. On March 16, 2009, the Company and DHL reached a binding agreement to amend the promissory note. On May 8, 2009, the promissory note was formally amended. DHL agreed it would relinquish its claim that the Company’s acquisition of CHI and the related financing transaction constituted a “change of control.” The Company agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance. In March 2009, the Company recorded the extinguishment of $46.3 million as a capital transaction due to ABX’s relationship with DHL stemming from ABX’s separation from Airborne, Inc. in August 2003. Net of the income tax effects, paid-in capital increased by $29.5 million due to the extinguishment. Based on the anticipated principal payment in 2009, the Company’s balance sheet as of September 30, 2009, reflects the $15.0 million as a current liability. The due date for the remaining $31.0 million remains unchanged, August 2028. Until that time, the promissory note continues to bear interest at a rate of 5% per annum, and DHL will continue to reimburse ABX the interest expense from the note at least through 2012.

In June 2009, ABX executed a Lease Assumption and Option Agreement with DHL pursuant to which DHL has (i) assumed financial responsibility for the capital leases associated with five Boeing 767 aircraft that ABX is currently operating on behalf of DHL under the ACMI agreement; and (ii) the option to lease up to four Boeing 767-200 freighter aircraft from ABX. ABX agreed that, upon DHL’s request, it will continue operating the five Boeing 767 aircraft under the ACMI agreement. ABX granted DHL a credit of $2.5 million as prepaid rent toward each of the four lease option aircraft. DHL has until February 15, 2010 to exercise its lease option for one or more of the aircraft. If DHL foregoes its lease option with respect to one or more aircraft, ABX will be required to pay to DHL up to $10 million, $2.5 million for each option that is not exercised, which amount will be offset against expiration costs under the ACMI agreement.

In July 2009, the lease agreements for three of the five Boeing 767 capital lease aircraft were settled and terminated with the lessor. Accordingly, the Company recorded a debt extinguishment of $27.2 million as a capital transaction and increased paid-in capital by $4.9 million, net of income taxes. The increase in paid in capital reflects the removal of aircraft having a net book value of $12.6 million, the recognition of the $10.0 million liability for future rent credits granted to DHL, and the settlement of recent lease payments and expenses of $3.0 million, as well as the extinguishment of the debt. As of September 30, 2009, the Company’s balance sheet reflected approximately $19.5 million of debt obligations and $8.3 million of net book value related to two Boeing 767 capital lease aircraft guaranteed by DHL. The Company anticipates it will record the debt extinguishment and remove the related aircraft book values as a capital transaction when the leases are terminated or assigned to DHL.

Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If a lender within the Credit Agreement declares a material adverse event (“MAE”), availability under the revolving credit facility will be reduced by that lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the Company attempts to borrow under the Credit Agreement, the lenders can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. The conditions of the Credit Agreement and the aircraft loans cross-default. The Company is currently in compliance with the financial covenants specified in the Credit Agreement.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE I—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under long-term operating lease agreements. ABX leases portions of the DHL Air Park, the term of which expires upon the expiration, or at the end of the transition period that follows the termination, of the ACMI agreement.

Commitments

On September 15, 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. At September 30, 2009, the Company owned three Boeing 767 aircraft that were in modification from passenger door freighter to standard freighter configuration. The Company anticipates costs of approximately $16.3 million to complete the modification of these aircraft. If CAM were to cancel the conversion program as of September 30, 2009, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $2.6 million for non-recurring engineering costs and approximately $7.8 million associated with additional conversion part kits which have been ordered.

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

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of voting equity or have actual control of a U.S. certificated air carrier. The DOT may determine that DHL actually controls ABX as a result of its commercial arrangements (in particular, the ACMI agreement) with DHL. If the DOT determines that ABX is controlled by DHL, the DOT could require amendments or modifications of the ACMI and/or other agreements between ABX and DHL. If ABX were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke ABX’s air carrier certificates and/or authorities, and this would materially and adversely affect the business.

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

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint. On July 24, 2009, ABX and the current and former executives of ABX filed a motion to dismiss the complaint, which motion is currently pending.

The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.

Proposed FAA Civil Penalty

In September 2009, ABX received a letter from the FAA alleging that it had failed to comply with an FAA Airworthiness Directive involving its Boeing 767 aircraft and proposing a monetary settlement. ABX will be scheduling a meeting with the FAA to discuss this matter, as permitted by FAA procedures. The Company believes it has adequately reserved for this matter.

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

Employees Under Collective Bargaining Agreements

As of September 30, 2009, the flight crewmembers of ABX, ATI and CCIA were represented by labor unions listed below:

Airline	Labor Agreement Unit	Percentage of Company’s Employees
ABX	International Brotherhood of Teamsters	11.9%
ATI	International Brotherhood of Teamsters	7.9%
CCIA	Airline Pilots Association	5.7%

However, on November 4, 2009, the flight crewmembers of ATI elected the Airline Pilots Association as their collective bargaining representative in replacement of the International Brotherhood of Teamsters.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our post-retirement costs. The Company’s net periodic benefit costs for its qualified defined benefit pension and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plans		Post-retirement Healthcare Plan		Pension Plans		Post-retirement Healthcare Plan
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$3,372	$8,327	$163	$467	$10,312	$24,982	$489	$1,401
Interest cost	9,415	9,631	427	466	28,278	28,892	1,281	1,398
Expected return on plan assets	(7,389)	(9,092)	—	—	(21,598)	(27,275)	—	—
Curtailment loss	1,365	—	—	—	3,192	—	—	—
Amortization of prior service cost	486	1,247	—	—	1,724	3,741	—	—
Amortization of net loss	7,142	481	—	18	22,966	1,442	—	54

Net periodic benefit cost	$14,391	$10,594	$590	$951	$44,874	$31,782	$1,770	$2,853

After revaluing pension assets and liabilities due to employee terminations, the Company reduced pension liabilities by $34.6 million to reflect curtailment of benefits and changes in actuarial assumptions and assets since the previous revaluations on December 31, 2008. The Company revoked its previously announced decision to freeze benefits of ABX’s largest defined benefit pension plan for non-pilots. Employees within the plan continue to earn retirement benefits without interruption. During the three and nine month periods ended September 30, 2009, the Company paid $19.7 and $41.1 million of contributions to its defined benefit pension plans, respectively. The Company presently anticipates contributing at least $4.2 million to fund its qualified defined benefit pension plans during the remainder of 2009.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps at September 30, 2009 (in thousands):

Expiration Date	Notional Amount	Stated Interest Rate	Market Value (Liability)
12/31/2012	$78,625	3.105%	$(2,689)
12/31/2012	46,250	3.105%	(1,592)

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

At September 30, 2009, accumulated other comprehensive loss included unrecognized losses of $2.4 million net of tax for derivative instruments.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE L—COMPREHENSIVE INCOME AND PAID-IN CAPITAL

Comprehensive income includes the following transactions for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	Before Tax	Income Tax (Expense) Benefit	Net of Tax	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2009
Net income			$3,737			$22,941
Other comprehensive income:
Actuarial gain for pension liabilities	$18,914	$(6,866)	12,048	$37,609	$(13,652)	23,957
Unrealized gain on marketable securities	—	—	—	—	20	20
Unrealized gain on hedge derivatives	(984)	357	(627)	1,176	(427)	749
Reclassifications to net income:
Hedging gain realized in net income	(28)	10	(18)	(86)	31	(55)
Pension actuarial loss	7,142	(2,592)	4,550	22,966	(8,337)	14,629
Post-retirement actuarial loss	(14)	5	(9)	(40)	15	(25)
Pension prior service cost	486	(177)	309	1,724	(626)	1,098

Total other comprehensive income	$25,516	$(9,263)	16,253	$63,349	$(22,976)	40,373

Comprehensive income			$19,990			$63,314

2008
Net income			$4,965			$8,226
Other comprehensive income:
Unrealized gain on marketable securities	$14	$(5)	9	$22	$(8)	14
Unrealized gain (loss) on hedge derivatives	(1,087)	394	(693)	3,288	(1,194)	2,094
Reclassifications to net income:
Hedging gain realized in net income	(30)	12	(18)	(92)	34	(58)
Pension actuarial loss	481	(198)	283	1,442	(547)	895
Post-retirement actuarial loss	18	(10)	8	54	(23)	31
Pension prior service cost	1,247	(513)	734	3,741	(1,418)	2,323

Total other comprehensive income	$643	$(320)	323	$8,455	$(3,156)	5,299

Comprehensive income			$5,288			$13,525

Paid-in capital includes the following transactions for the three and nine month periods ended September 30, 2009 (in thousands):

	Three Months Ended September 30			Nine Months Ended September 30
	Before Tax	Income Tax (Expense) Benefit	Net of Tax	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2009
Beginning balance	$490,349	$—	$490,349	$460,155	$—	$460,155
Grant of resticted stock	—	—	—	(2)	—	(2)
Issuance of common shares	—	—	—	9	—	9
Amortization of stock awards and restricted stock	304	—	304	1,013	—	1,013
Debt extinguishment transactions (see Note H)	7,642	(2,744)	4,898	53,918	(19,542)	34,376

Ending balance	$498,295	$(2,744)	$495,551	$515,093	$(19,542)	$495,551

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE M—STOCK-BASED COMPENSATION

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

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Target number of shares	Weighted average grant date value	Target number of shares	Weighted average grant date value
Outstanding at beginning of period	1,667,100	$4.24	748,700	$7.64
Granted	295,200	0.93	1,353,800	2.95
Converted	(60,974)	6.63	(131,950)	6.21
Cancelled	(174,426)	4.98	(62,150)	9.91

Outstanding at end of period	1,726,900	$3.52	1,908,400	$4.34

Vested	161,200	$5.23	151,400	$3.80

For the nine month periods ended September 30, 2009 and 2008, the Company recorded expense of $1.0 million and $1.9 million, respectively, for stock incentive awards. At September 30, 2009, there was $1.2 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 0.8 years. As of September 30, 2009, 1,726,900 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of September 30, 2009. These awards could result in a maximum number of 2,074,400 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2011.

NOTE N—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net income from continuing operations	$2,855	$4,108	$17,890	$6,324

Weighted-average shares outstanding for basic earnings per share	62,685	62,508	62,670	62,462
Common equivalent shares:
Effect of stock-based compensation awards	1,046	123	511	193

Weighted-average shares outstanding assuming dilution	63,731	62,631	63,181	62,655

Basic earnings per share from continuing operations	$0.05	$0.07	$0.29	$0.10

Diluted earnings per share from continuing operations	$0.05	$0.07	$0.28	$0.10

The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, is approximately 14,000 shares at September 30, 2009 and 2,573,000 at September 30, 2008.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

NOTE O—SEGMENT INFORMATION

The Company operates in three reportable segments, as described below. The DHL segment consists of the air cargo transportation services provided to DHL under the ACMI agreement. The DHL segment earnings include interest expense that is reimbursed under the DHL agreement. The ACMI Services segment consists of the ACMI and charter services that the Company provides outside of the ACMI agreement with DHL. The CAM segment consists of the Company’s aircraft leasing operations, and its segment earnings includes an allocation of interest expense based on aircraft values. The Company’s other activities, which include contracts with the USPS, aircraft parts sales and maintenance services, fuel management and logistics services, do not constitute reportable segments and are combined in “All other” with interest income, unallocated interest expense and inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents, marketable securities and deferred tax assets are reflected in Assets – All other below. The Company’s segment information for continuing operations is presented below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Total revenues:
DHL	$69,801	$112,806	$273,695	$340,950
ACMI Services	90,491	116,876	261,159	316,880
CAM	16,046	11,964	43,715	33,677
All other	17,838	15,708	42,829	34,789
Eliminate Inter-segment revenues	(19,974)	(17,668)	(48,425)	(41,574)

Total	$174,202	$239,686	$572,973	$684,722

Customer revenues
DHL	$69,801	$112,806	$273,695	$340,950
ACMI Services	90,446	110,570	260,870	308,381
CAM	3,159	602	7,636	602
All other	10,796	15,708	30,772	34,789

Total	$174,202	$239,686	$572,973	$684,722

Depreciation and amortization expense:
DHL	$5,161	$9,962	$20,236	$30,592
ACMI Services	8,809	9,578	25,558	26,183
CAM	5,734	4,530	15,862	10,996
All other	250	212	698	607

Total	$19,954	$24,282	$62,354	$68,378

Segment earnings (loss):
DHL	$1,929	$2,326	$13,776	$5,728
ACMI Services	(926)	879	1,502	1,195
CAM	6,115	4,038	16,696	13,204
All other	(2,471)	(2,604)	(4,262)	(11,054)

Total from continuing operations	$4,647	$4,639	$27,712	$9,073

	September 30, 2009	December 31, 2008
Assets:
DHL	$207,139	$280,825
ACMI Services	276,562	297,300
CAM	304,711	259,321
Discontinued operations	42,670	29,993
All other	159,613	233,910

Total	$990,695	$1,101,349

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

BACKGROUND

Air Transport Services Group, Inc. (“ATSG”) is a holding company whose principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”) and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”). When the context requires, we may also use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis. The Company has three reportable segments: DHL, ACMI Services, and CAM which are discussed below.

DHL

In 2008, DHL began to restructure its U.S. operations, which significantly impacted ABX’s operations. Pursuant to its 2008 restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services in January 2009. DHL now provides only international services to and from the U.S. Under a Hub Services agreement, ABX provided, package handling, and other cargo related services to DHL Express (USA), Inc. The Hub Services agreement expired on August 15, 2009 and the results of these operations are now reported as discontinued operations. ABX currently has an aircraft, crew, maintenance and insurance agreement (“ACMI agreement”) with DHL Network Operations (USA), Inc. (“DHL”) to provide airlift in the U.S. On August 7, 2009, DHL notified ABX that it will not be renewing the ACMI agreement when its initial term expires on August 15, 2010, however, DHL has expressed interest in contracting with the Company separately for aircraft leases and airline services under competitive commercial terms upon the expiration of the ACMI agreement.

A summarized chronology of DHL’s restructuring actions in 2009 and their effects on ABX’s operations follows:

•

In January 2009, the regional sorting hubs staffed by ABX were closed, the sort operations in Wilmington, Ohio were downsized to process only international shipments and all of ABX’s remaining 32 DC-9 aircraft were terminated from the DHL ACMI agreement.

•	In March 2009, DHL gave ABX notice to remove five Pratt & Whitney powered Boeing 767 aircraft having a net book value of approximately $24.0 million, from the DHL network.

•

On March 16, 2009, DHL agreed to restructure an unsecured promissory note and assume financial responsibility for the capital leases associated with five Boeing 767 aircraft guaranteed by DHL. The promissory note was subsequently amended in May 2009 and a Lease Assumption and Option Agreement was executed in June 2009.

•

On April 17, 2009 DHL, announced that it planned to relocate its package sorting and aircraft hub operations from the DHL Air Park in Wilmington, Ohio to the Cincinnati/Northern Kentucky International Airport in Hebron, Kentucky (“CVG”).

•	On May 12, 2009, DHL notified ABX that DHL would not be renewing the Hub Services agreement when its term expired on August 15, 2009.

•

On July 24, 2009, sort operations in Wilmington ceased and the sorting and hub operations were transferred to CVG. ABX assisted DHL with the transition to CVG by providing temporary staffing for the CVG operations through early September 2009. Revenues from the Hub Services agreement were $54.4 million and $145.0 million for the third quarter and first nine months of 2009, respectively. Pre-tax earnings from the Hub Services agreement were $1.4 million, or 23% of consolidated pre-tax earnings, for the third quarter of 2009 and $8.0 million, or 22% of consolidated pre-tax earnings, for the first nine months of 2009.

•

In conjunction with the transfer of the hub operations to CVG in July 2009, DHL assumed management of fueling services for its U.S. network previously provided by ABX. ABX ceased providing aircraft fuel and related services for its aircraft that remain in the DHL network. Revenues from fuel were $2.3 million and $28.5 million for the third quarter and first nine months of 2009, respectively. ABX did not earn a mark-up on fuel used within the DHL network. The Hub Services operations and the aircraft fueling operations are now reported as discontinued operations.

•

On August 7, 2009, DHL notified ABX that DHL would not be renewing the ACMI agreement when its initial term expires on August 15, 2010. Revenues from the ACMI agreement were $69.8 million and $273.7 million for the third quarter and first nine months of 2009, respectively. Pre-tax earnings from the ACMI agreement were $1.9 million, or 32% of consolidated pre-tax earnings, for the third quarter of 2009 and $13.8 million, or 39% of consolidated pre-tax earnings, for the first nine months of 2009.

DHL continues to express interest in the Company’s Boeing 767 aircraft. ABX currently remains the primary provider of airlift capacity for DHL’s U.S. based international delivery network through its fleet of Boeing 767 aircraft. In addition to Boeing 767 aircraft provided under the primary ACMI agreement, ABX is also supplying DHL with six Boeing 767 standard freighters under supplemental, short-term, ACMI arrangements. In June 2009, ABX and DHL executed a lease option agreement, in which DHL may lease up to four ABX Boeing 767 standard freighter aircraft under 64.5 month lease terms, commencing August 15, 2010. DHL has expressed interest to contract with the Company for aircraft dry lease and airline services under competitive, commercial terms after the current ACMI agreement expires. ATSG and its subsidiaries are currently discussing with DHL long-term leases for eight to ten other Boeing 767 aircraft as they are converted to standard freighter configuration

ABX has been negotiating with designated representatives of ABX’s pilots’ union on amendments to their collective bargaining agreement (“CBA”). On November 6, 2009, the Company and negotiators for the ABX pilots’ union reached a tentative agreement which is being submitted to the ABX pilots’ union members for ratification at large. ABX is seeking to achieve lower wages and benefits and more favorable work rules so that it may effectively compete in the ACMI air cargo markets with lower cost carriers. If ABX can secure a more competitive cost structure, it may be able to obtain contracts to provide crews and other airline services to DHL. The amended CBA, if ratified, is effective only if ABX wins contracts to provide crews and airline services to DHL after the current ACMI terminates. If ABX is unsuccessful at achieving a more competitive CBA in the near future, or winning airline service contracts with DHL, management will consider other business alternatives. Those alternatives may include reducing or discontinuing ABX’s ACMI operations and pursuing more opportunities to place aircraft under leasing arrangements.

In September 2008, ATSG’s CAM subsidiary entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to 14 Boeing 767-200 aircraft to full freighter configuration. The decision by DHL to terminate the ACMI agreement adds impetus to management’s strategy of modifying ABX’s non-standard Boeing 767 aircraft into standard freighter configuration. Interest in efficient, reliable Boeing 767 aircraft remains strong from DHL and other carriers. As the modified Boeing 767 aircraft become available for service, management anticipates that some portion of them will be leased to other airlines, while some may be operated by an ATSG airline. Management will make the decision to redeploy each modified aircraft either into airline operations or into leasing arrangements, depending on which alternative will generate the higher return on capital.

In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees that are displaced in conjunction with DHL’s U.S. restructuring plan. DHL reimburses ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. Through September 30, 2009, ABX has terminated approximately 8,600 employee positions since DHL’s people since DHL’s restructuring began in mid-2008. Employees receive severance, retention and other benefits under the S&R agreement executed between ABX and DHL. The S&R agreement includes provisions to pay ABX for crewmember benefits if ABX and its pilots’ union can reach an agreement in regards to the use of those funds for severance, retention and/or other issues arising from DHL’s U.S. restructuring plan. The tentative agreement reached on November 6, 2009, includes an allocation of the funds, which will be distributed accordingly if the tentative agreement is ratified by the pilots union membership.

Our pre-tax earnings from the ACMI agreement decreased by $0.4 million in the third quarter and increased by $8.0 million for the first nine months of 2009 compared to the corresponding periods of 2008. Our pre-tax earnings from the ACMI agreement includes approximately $1.8 million and $9.0 million of mark-up above our cost incurred under the ACMI agreement for the third quarter and for the first nine months of 2009 compared to approximately $2.3 million and $7.3 million of mark-up above our costs for the corresponding periods of 2008.

Our pre-tax earnings from the ACMI agreement for the first nine months of 2009 also includes $4.5 million for the reimbursement of employee vacation benefits that ABX paid to terminated employees. ABX is reimbursed employee severance, retention, vacation and other benefits under the S&R agreement that ABX and DHL executed in 2008 to facilitate the restructuring and wind-down of DHL’s U.S. operations. The difference between our 2009 and 2008 pre-tax earnings is impacted by charges recorded in the second and third quarters of 2008 to reserve $2.9 million of DHL revenues related to a dispute over arbitration expenses. This matter was resolved favorably later in 2008.

Our pre-tax earnings from discontinued DHL operations increased by $5.0 million for the first nine months of 2009 compared to the corresponding periods of 2008. Our pre-tax earnings from the discontinued DHL operations for the first nine months of 2009 includes $2.6 million for the reimbursement of employee vacation benefits that ABX paid to terminated employees under the S&R agreement.

The increase in incremental revenues in 2009 reflects amendments to our ACMI and Hub services agreements with DHL. ABX and DHL amended the pricing provisions of the ACMI and Hub services agreements (“revenue amendments”) which effectively fixed ABX’s pre-tax earnings from the DHL agreements for the first, second and third quarters of 2009. Prior to the revenue amendments, expenses incurred under the commercial agreements were generally marked-up by 1.75% and included in revenues. Both agreements also allowed ABX to earn incremental revenues calculated on mark-ups above the 1.75% base mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Under the revenue amendments, annual goals were not set for 2009, nor was a quarterly cost goal. Instead, the agreed revenue for the first and second quarters of 2009 includes amounts to replace these incremental revenues. The Company’s revenues for the first, second and third quarters of 2009 include reimbursement for all expenses incurred under the commercial agreements, as well as, all of the incremental revenues set by the revenue amendments. ABX and DHL are currently discussing revenue mark-up revenue arrangements for the fourth quarter of 2009 and through the remaining term of the ACMI agreement.

ACMI Services

Through its three airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. military, typically through ACMI agreements. The airlines serve a variety of customers in the air cargo industry by flying in North America, South America, Central America, Europe and Asia. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation primarily to the U.S. military using its DC-8 combi aircraft that are certified to carry passengers as well as cargo on the main flight deck. At September 30, 2009, ACMI Services included 47 in-service aircraft, three more than in September 2008. ABX operated 13 Boeing 767-200 freighter aircraft that were not under the DHL ACMI agreement, while CCIA and ATI operated 16 aircraft and 18 aircraft, respectively.

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

ACMI Services revenues, excluding directly reimbursed fuel expenses, were $70.3 million and $208.1 million for the third quarter and first nine months of 2009, decreasing 12% and 1%, respectively, compared to the corresponding periods of 2008. Block hours increased 12% and 8% for the third quarter and first nine months of 2009, respectively, reflecting additional Boeing 767 and Boeing 757 aircraft placed into service since mid 2008. The decline in revenues is due to the lower cost of aviation fuel for those ACMI, block space and charter contracts that include fuel in their price. The price per gallon of aviation fuel in 2009 declined approximately 50% compared to 2008. Excluding those contracts that include fuel, revenues per block hour declined 4% and remained unchanged for the third quarter and first nine months of 2009, respectively, compared to the corresponding 2008 periods. ACMI Services results included revenues of $5.6 million from Boeing 767 freighter aircraft that ABX supplied to DHL during the first nine months of 2009 under short-term supplemental agreements.

Pre-tax earnings for the ACMI Services segment decreased $1.8 million and increased $0.3 million for the third quarter and first nine months of 2009 as compared to the corresponding 2008 periods. Our 2009 results for ACMI Services were negatively impacted by lower than expected cargo volumes for a Boeing 767 transatlantic scheduled service which ABX commenced in January 2009. Additionally, the cost of ABX flight crews were high during 2009 due to scheduling changes caused when senior DC-9 flight crew members were retrained for the Boeing 767. High levels of sick occurrences among crew members in the third quarter of 2009 resulted in higher pay premiums for unscheduled pilots who flew open routes. Additionally, pre-tax earnings were negatively impacted by the timing of scheduled maintenance checks. ABX, which expenses aircraft maintenance as it is incurred, completed six scheduled maintenance checks during the first nine months of 2009, compared to three maintenance checks during the same period in 2008.

CAM Segment

The Company offers aircraft leasing through its CAM subsidiary. Aircraft leases normally cover a term of several years. In a typical leasing agreement, customers pay rent and a maintenance deposit on a monthly basis. CAM had 41 aircraft that were under lease as of September 30, 2009, 38 of them to ABX, ATI and CCIA.

Pre-tax segment earnings for CAM were $6.1 million and $16.7 million for the third quarter and first nine months of 2009 compared to $4.0 million and $13.2 million for the corresponding 2008 periods. The increase in pre-tax earnings reflects six additional aircraft that CAM has placed in service since September 2008. CAM’s results reflect an allocation of interest expense based on prevailing interest rates and the carrying value of its operating assets. CAM’s revenues for the three and nine month period ended September 30, 2009 include $12.9 million and $36.1 million for the leasing of aircraft to ATI, CCIA and ABX. During the first nine months of 2009, CAM leased four additional aircraft to ATSG airlines.

In February 2009, CAM finalized a lease agreement to provide two Boeing 767 aircraft to a Miami, Florida based operator. The lease agreement is expected to begin in the fourth quarter of 2009 and includes the option to lease up to three additional Boeing 767 aircraft.

CAM has contracted with IAI for the conversion of up to 14 non-standard Boeing 767 aircraft to full freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system, replacing the passenger door and loading system currently in the aircraft. Three Boeing 767 aircraft were undergoing freighter modification as of September 30, 2009. ATSG plans to modify up to 10 Boeing 767 aircraft that are currently under contract to DHL under the ACMI agreement to a standard freighter configuration as the aircraft are removed from the DHL ACMI contract. In October 2009, CAM purchased another Boeing 767-200 freighter for approximately $17.8 million, completing a purchase commitment made in 2007 when the Company acquired Cargo Holdings International, Inc.

Other Activities

Through separate subsidiaries, the Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates three U.S. Postal Service (“USPS”) sorting facilities. The Company also provides equipment leasing and facility maintenance, as well as specialized services for aircraft fuel management and freight logistics. These other business activities do not constitute reportable segments. Other activities include general and administrative expenses not associated with the DHL commercial agreements, including an allocation of ABX’s overhead expenses, starting January 1, 2008.

In May 2009, the aircraft maintenance and engineering business operations of ABX were transferred to a newly formed ATSG subsidiary, Airborne Maintenance and Engineering Services, Inc. (“AMES”). Organizing the aircraft maintenance and engineering capabilities separately from ABX facilitates a cost structure and marketing organization which can better compete in the aircraft maintenance industry. AMES operates as a Federal Aviation Administration (“FAA”) certificated 145 repair station, utilizing the Wilmington, Ohio facilities, including hangars and a component shop leased by ABX from DHL. ABX is AMES’s primary customer at this time. AMES leverages the Company’s existing engineering skills and technical experience to perform airframe maintenance, component repairs, part sales, line maintenance and avionics modifications for other ATSG airlines, as well as external customers.

Revenues from all other activities increased $2.1 million and $8.0 million in the third quarter and first nine months of 2009 compared to the corresponding 2008 periods. Increased revenues were primarily a result of an increase in aircraft and facility maintenance services when compared to 2008. Pre-tax earnings from all other activities were $0.1 million and $2.9 million during the third quarter and first nine months of 2009 compared to a $0.2 million loss and a $2.2 million loss in the corresponding 2008 periods. Improved pre-tax earnings for the third quarter of 2009 compared to the third quarter of 2008 were driven by higher maintenance and postal revenues. These improvements were partially offset by an increase in the proportion of overhead cost that the Company does not recover through its DHL ACMI and Hub services agreements, the latter of which expired on August 15, 2009 offset. Improved earnings for the first nine months of 2009 reflected increased sales of surplus aircraft and aircraft parts compared to 2008. Additionally, our pre-tax loss for the 2008 year included a one-time charge of $2.5 million stemming from an arbitration ruling in 2008. Internal sales and earnings were eliminated from the consolidated results.

A summary of our revenues and segment earnings for continuing operations is shown below (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Revenues:
DHL
ACMI
Reimbursed Expenses	$58,293	$110,948	$215,749	$335,403
Mark-ups	1,800	2,322	9,033	7,334
Reimbursable wind-down payments	9,708	—	48,913	—

Total ACMI	69,801	113,270	273,695	342,737
Reimbursement reserve	—	(464)	—	(1,787)

Total DHL	69,801	112,806	273,695	340,950
ACMI Services
Charter and ACMI	70,296	79,434	208,105	210,691
Other Reimbursable	20,195	37,442	53,054	106,189

Total ACMI Services	90,491	116,876	261,159	316,880
CAM	16,046	11,964	43,715	33,677
Other Activities	17,838	15,708	42,829	34,789

Total Revenues	194,176	257,354	621,398	726,296
Eliminate internal revenues	(19,974)	(17,668)	(48,425)	(41,574)

Customer Revenues	$174,202	$239,686	$572,973	$684,722

Pre-tax Earnings:
DHL	$1,929	$2,326	$13,776	$5,728
ACMI Services	(926)	879	1,502	1,195
CAM	6,115	4,038	16,696	13,204
Other Activities	140	(219)	2,939	(2,242)
Net non-reimbursed interest income (expense)	(2,611)	(2,385)	(7,201)	(8,812)

Total Pre-tax Earnings	$4,647	$4,639	$27,712	$9,073

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

RESULTS OF OPERATIONS

Net earnings from continued operations decreased $1.3 million for the third quarter of 2009 compared to the corresponding period of 2008. For the third quarter of 2009, improved earnings generated by CAM from aircraft leases of $2.1 million was offset by losses from ACMI services and increased absorption of overhead costs that the Company did not recover through its DHL agreements.

Net earnings from continued operations improved $11.6 million for the first nine months of 2009 compared to the corresponding period of 2008. Improved earnings included increased revenues from the DHL ACMI agreement. Due to contractual amendments stemming from DHL’s restructuring plans, revenues for the first nine months of 2009 included additional amounts in lieu of annual incremental revenues that ABX historically recorded only in the fourth quarter of each year. Additionally, 2009 included revenues specified by the S&R agreement to facilitate the wind-down of DHL’s U.S. network. By comparison, operating results from continued operations for the first nine months of 2008 included one-time charges totaling $3.8 million stemming from an arbitration ruling in July 2008. During 2009, improved CAM earnings of $3.5 million, lower non reimbursed interest expense of $1.6 million and gains from the sale of surplus aircraft of $2.2 million were offset by higher income tax expenses of $7.1 million and increased non reimbursed overhead cost compared to the first nine months of 2008.

Salaries, wages and benefits expense decreased 25% and 9% during the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods of 2008. Due primarily to the DHL restructuring, headcount declined approximately 75% as of September 30, 2009 compared to September 30, 2008.

Fuel expense decreased $27.4 million and $64.0 million during the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decrease reflects the reduction in aircraft in service for DHL. In addition, the average price of aviation fuel decreased significantly compared to the third quarter of 2008. The average price of a gallon of aviation fuel decreased 50% in the third quarter of 2009 compared to the third quarter of 2008.

Maintenance, materials and repairs decreased $5.5 million and $17.4 million during the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Depreciation and amortization expense decreased $4.3 million and $6.0 million during the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods of 2008. Depreciation expense decreased due to the removal of the ABX DC-9 fleet and eight Boeing 767 aircraft since DHL’s restructuring announcement in May 2008. The depreciation expense for 2009 reflects the addition of one Boeing 757 aircraft and four Boeing 767 aircraft that the Company has placed in service since September 2008.

Landing and ramp expense, which includes the cost of deicing chemicals, decreased $0.8 million and $4.0 million during the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Travel expense decreased $1.7 million and $7.0 million during the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decrease is a result of DHL’s removal of aircraft from service, and the resulting decline in required flight crew travel, in conjunction with its U.S. restructuring plans.

Insurance increased $0.1 million and $1.3 million during the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The increase is a result of placing additional freighter aircraft into service since March 2008.

Other operating expenses include professional fees, utilities, and the cost of parts sold to non-DHL customers. Other operating expenses increased $0.3 million and decreased $1.6 million during the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods of 2008. During the second quarter of 2008, the Company recorded a charge of $2.5 million for professional fees stemming from an arbitration matter. DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans in 2009 also resulted in lower expenses.

Interest expense decreased $2.4 million and $6.6 million during the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods of 2008. The decline in interest expense reflects the reduction in the Company’s debt since December 2007 and lower interest rates. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from 6.8% in the third quarter of 2008 to 2.9% for the third quarter of 2009.

Interest income decreased $0.4 million and $1.6 million during the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods of 2008 due to lower short-term interest rates on our cash and cash equivalents and a decrease in the cash and cash equivalents balance.

The effective tax rate for the three and nine month periods ended September 30, 2009 was 38.1% and 35.7%, respectively, compared to 17.1% and 31.8% for the corresponding periods in 2008. Income taxes recorded through September 30, 2009 have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. The effective tax rate increased in 2009 compared to 2008 and includes $1.5 million currently payable for U.S. alternative minimum tax primarily related to the extinguishment of $46.3 million of debt in March 2009. The lower effective tax rate for 2008 included a $1.3 million benefit recorded in the third quarter of 2008 due to the completion of an IRS examination. The Company recorded a deferred tax benefit in the second quarter of 2009 related to the recognition of a previously unrecognized tax position under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) topic 740-10 “Income Taxes.” The effective settlement of this item resulted in a deferred tax benefit of $0.7 million. No additional changes to the unrecognized tax benefits are anticipated in the next twelve months.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Commitments

Through CAM, we have contracted with an aircraft maintenance and modification provider, IAI, to convert some of our Boeing 767 aircraft from passenger door loading systems to standard freighter configuration. The Company had three Boeing 767 aircraft in the modification process from passenger to a standard freighter configuration as of September 30, 2009. Based on the most current projections, we expect to place two of these aircraft into service during the fourth quarter of 2009 and one in the first quarter of 2010 as modifications are completed. We have the right to convert up to ten more Boeing 767 aircraft at IAI. We plan to finance the cost of modifying aircraft with existing cash, cash generated from aircraft sold to DHL under existing put options and cash generated from operations during the modification period. If CAM were to cancel the conversion program as of September 30, 2009, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $2.6 million for non-recurring engineering costs and approximately $7.8 million associated with additional conversion part kits which have been ordered. In October 2009, CAM purchased a Boeing 767-200 freighter aircraft for approximately $17.8 million using the Company’s cash, completing a purchase commitment made in 2007 when the Company acquired Cargo Holdings International, Inc.

On March 16, 2009, ABX and DHL reached a binding agreement to amend the unsecured DHL promissory note. On May 8, 2009 the DHL promissory note was formally amended. The Company agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance. We expect to pay the $15 million from the proceeds of aircraft puts. Accordingly the Company’s balance sheet as of June 30, 2009 reflects $15.0 million as a current liability. The due date for the remaining $31.0 million remains unchanged, August 2028. Until that time, the promissory note continues to bear interest at a rate of 5% per annum, and DHL will continue to reimburse ABX the interest expense from the note at least through 2012.

In June 2009, the Company and DHL executed a Lease Assumption and Option Agreement related to Boeing 767 aircraft leases. DHL has the option to lease from ABX up to four Boeing 767 aircraft under 64.5 month lease terms, commencing August 15, 2010. DHL assumed all of ABX’s financial obligations for five other Boeing 767 aircraft under capital leases, retroactive to January 31, 2009. In return, ABX granted DHL a credit of $10.0 million as prepaid rent toward the four aircraft leases. DHL has until February 15, 2010 to exercise the lease option on each aircraft. If DHL does not exercise its lease option for an aircraft, ABX will pay DHL $2.5 million of the prepaid rent credit, which amount will be offset from termination costs upon the expiration of the ACMI agreement.

We plan to contribute at least $4.2 million to our qualified pension plans during the fourth quarter of 2009, and make total contributions to our qualified defined benefit pension plans of $43.1 million for 2009.

Cash flows

Net cash generated from operating activities was $49.5 million for the first nine months of 2009 compared to $114.3 million in the first nine months of 2008. The decrease in operating cash flows was primarily driven by the liquidation of vendor payables and payments for employee wages, severance and benefits. As ABX’s operations for DHL were scaled back, cash in-flows from the operations declined.

Capital spending levels are primarily a result of aircraft modification costs. Cash payments for capital expenditures were $49.9 million in the first nine months of 2009 compared to $96.6 million in the first nine months of 2008. Capital expenditures in the first nine months of 2009 included aircraft and cargo modification costs for six aircraft, while capital expenditures in the first nine months of 2008 included aircraft and cargo modification costs for nine aircraft. We estimate the total level of capital spending for all of 2009 will be approximately $104 million compared to $112 million in 2008.

Liquidity and Capital Resources

At September 30, 2009, the Company had approximately $89.7 million of cash balances. The Company had $41.7 million of unused credit facility, net of draws of $18.5 million and outstanding letters of credit of $14.8 million, through a syndicated Credit Agreement that expires in December 2012.

As of September 30, 2009, DHL owes the Company $72.8 million. Additionally, ABX has $31.3 million of aircraft that are in the process of being sold to DHL. Conversely, the Company has significant liabilities and commitments stemming from the wind-down of DHL’s operations including employee severance, retention and benefits. DHL is currently disputing some of the amounts it owes to ABX for the reimbursement of vacation payouts, certain accruals and the sale price of aircraft (see Note B). If ABX and DHL cannot agree on payments, arbitration or legal proceedings could result. If there is a significant delay in receipts from DHL, or a substantial reduction in the amounts that DHL ultimately pays, the Company’s cash balances could decline. If this occurs, the Company could elect to reduce capital spending by deferring the freighter modification of 767 aircraft.

Through its Credit Agreement, the Company has a syndicated, unsubordinated term loan and a revolving credit facility that are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not separately collateralized under aircraft loans or capital leases. The lenders currently consist of 16 U.S. based banks. Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default including unspecified events that may have a material adverse effect on the Company. The conditions of the Credit Agreement and the aircraft loans cross-default.

The implementation by DHL of its U.S. restructuring plan and the prevailing tight credit markets could affect the Company’s access to liquidity. If a lender within the Credit Agreement declares a material adverse event (“MAE”), availability under the revolving credit facility will be reduced by that lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the borrowers attempt to borrow under the Credit Facility, they can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. Given the current credit crisis and DHL’s U.S. restructuring plan, the interest rates and other costs of a renegotiated or new facility, assuming the Company could obtain a new facility, would be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Agreement. The Company is in compliance with the financial covenants specified in the Credit Agreement.

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

Revenue Recognition

Revenues from DHL are determined based on expenses incurred during a period under the two commercial agreements with DHL and are recognized when the related services were performed. Except for the amendments described below, expenses incurred under these agreements are generally subject to a base mark-up of 1.75%, which was recognized in the period the expenses were incurred. Certain costs, the most significant of which include interest on the promissory note due to DHL, rent, ramp and landing fees, incurred under the two commercial agreements are reimbursed and included in revenues without mark-up.

Both agreements also allow the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of certain cost-related and service goals outlined in the two commercial agreements. The agreements stipulate the setting of quarterly and annual cost-related goals and annual service goals expressly specified in each of the two agreements. The Company measures quarterly goals and records incremental revenues in the quarter in which earned. Historically, at the end of each fiscal year, the Company measured the achievement of annual goals and recorded any incremental revenues earned by achieving the annual goals during the fourth quarter.

ABX and DHL amended the ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the first, second and third quarters of 2009. Under these revenue amendments, annual goals were not set for 2009, nor was a quarterly cost goal. Instead, the agreed revenue for the first, second and third quarters of 2009 includes amounts to replace the incremental revenues. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees that are displaced in conjunction with DHL’s U.S. restructuring plan. The Company’s revenues for the first, second and third quarters of 2009 includes reimbursement for certain expenses incurred under the commercial agreements, the incremental revenues set by the revenue amendments and reimbursement for employee severance, retention and other benefit costs incurred during the quarter.

ACMI revenues from customers other than DHL are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

Goodwill and Intangible Assets

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) topic 350-20 “Intangibles – Goodwill and Other”, we will assess on an annual basis whether goodwill acquired in the acquisition of Cargo Holdings International, Inc. is impaired. Additional impairment assessments may be performed on an interim basis if we find it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually.

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

Income Taxes

We account for income taxes under the provisions of FASB ASC topic 740-10 “Income Taxes”. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of expected future tax consequences could materially impact the Company’s financial position or its results of operations.

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

Discontinued Operations

In accordance with the guidance of FASB ASC topic 205-20 “Presentation of Financial Statements”, a business component whose operations are discontinued is reported as discontinued operations if the cash flows of the component have been eliminated from the ongoing operations of the Company and the Company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations. FASB ASC topic 205-20 requires the reclassification of amounts presented for prior years to reflect their classification as discontinued operations.

Exit Activities

We account for the costs associated with exit activities in accordance with FASB ASC topic 420-10 “Exit or Disposal Cost Obligations”. One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee that it will no longer require the services of the employee beyond a minimum retention period. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with FASB ASC topic 715-30 “Compensation – Retirement Benefits” in the event that the expected working life of employees is significantly reduced due to terminations or a pension plan is suspended.

Recent Accounting Pronouncements

See Note A to our Financial Statements for a discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of our business, we are exposed to market risk for changes in the price of jet fuel; however, this risk is largely mitigated by reimbursement through ACMI and charter agreements with our customers. We face financial exposure to changes in interest rates. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. This risk is partially mitigated since a portion of our interest expense for the debt with variable rate risk was marked up and charged to DHL under our ACMI agreement. To reduce the exposure to rising interest rates, we entered into interest rate swaps in January 2008 and forward treasury lock agreements (“treasury locks”) during 2006. See Note K for discussion of our accounting treatment for these hedging transactions.

No significant changes have occurred to the market risks we face since we disclosed information about those risks in item 7A of the Company’s 2008 Annual Report on Form 10-K filed for the year ended December 31, 2008.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that their disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

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

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of voting equity, or have actual control of, a U.S. certificated air carrier. The DOT may determine that DHL actually controls ABX as a result of its commercial arrangements (in particular, the ACMI agreement) with DHL. If the DOT determines that ABX is controlled by DHL, the DOT could require amendments or modifications of the ACMI and/or other agreements between ABX and DHL. If ABX were unable to modify such agreements to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke ABX’s air carrier certificates and/or authorities, and this would materially and adversely affect the business.

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

In October of 2005, the DOJ notified ABX that ABX and a few Company employees in its human resources department, in addition to Garcia, were targets of a criminal investigation. In June of 2006, a non-senior management employee of the Company entered a plea to a misdemeanor related to this matter. In July of 2006, a federal grand jury indictment was unsealed charging two Garcia companies, the president of Garcia and two of their corporate officers with numerous counts involving the violation of federal immigration laws. The Garcia defendants subsequently entered guilty pleas in U.S. district court and were sentenced in February and March of 2007. No proceedings have been initiated against ABX by the DOJ. See Note I to the accompanying consolidated financial statements of this report for additional information.

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint. On July 24, 2009, ABX and the current and former executives of ABX filed a motion to dismiss the complaint, which motion is currently pending.

The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.

Proposed FAA Civil Penalty

In September 2009, ABX received a letter from the FAA alleging that it had failed to comply with an FAA Airworthiness Directive involving its Boeing 767 aircraft and proposing a monetary settlement. ABX will be scheduling a meeting with the FAA to discuss this matter, as permitted by FAA procedures. The Company believes it has adequately reserved for this matter.

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

As of September 30, 2009, DHL owes the Company $72.8 million. Additionally, ABX has $31.3 million of aircraft that are in the process of being sold to DHL pursuant to the put provisions under the ACMI agreement. Conversely, the Company has significant liabilities and commitments stemming from the wind-down of DHL’s operations including employee severance, retention and benefits. DHL is currently disputing some of the amounts it owes to ABX for the reimbursement of vacation payouts, certain accruals and the sale price of aircraft. If there is a significant delay in receipts from DHL, or a substantial reduction in the amounts that DHL pays, the Company’s cash balances could decline. If this occurs, the Company could elect to reduce capital spending by deferring the freighter modification of Boeing 767 aircraft. Operating results may be negatively impacted if the Company were to take a charge to reduce amounts due from DHL or to lower the value of aircraft held for sale.

Growth of aircraft leasing revenues and operating results from potential aircraft leasing arrangements may be less than planned.

ATSG is currently negotiating long term Boeing 767 aircraft lease arrangements with DHL and other potential customers. ATSG may not be successful at winning new lease arrangements. Contracted lease rates may be less than currently expected. There may be long delays in the time between when an aircraft modification is complete and when a lease for it begins.

ABX’s may lose air cargo customers.

ABX has been negotiating with designated representatives of ABX’s pilots’ union on amendments to the collective bargaining agreement (“CBA”). On November 6, 2009, the Company and negotiators for the ABX pilots’ union reached a tentative agreement which is being submitted to the ABX pilots’ union members for ratification at large. ABX is seeking to achieve lower wages and benefits and more favorable work rules so that it may independently compete in the ACMI air cargo markets with lower cost carriers. ABX is also negotiating with DHL under competitive conditions to provide it with crews and other airline services. In conjunction with its restructuring, downsizing and wage concessions, if ABX is unsuccessful at achieving a more competitive CBA in the near future, ABX will be at competitive disadvantage for winning a service contract with DHL and other potential customers. Further, if ABX is unsuccessful at achieving a more competitive CBA and winning a long term service contract with DHL, ABX will likely incur additional job losses, reductions in revenues and lower cash in flows in the future.

Management believes that the proposed changes to the CBA, if ratified, will improve ABX’s ability to compete in air cargo markets. Even if the proposal is ratified, there are no assurances that ABX will be able to compete profitably in the highly competitive air cargo markets. Continued cost pressures and potential excess capacity in the air cargo markets could negatively impact ABX’s future operating results.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). The Company has at times experienced significant ownership changes. If the Company continues to experience more ownership changes, we may face limitations on our ability to use NOLs to offset future taxable income.

Item 5.	Other Information

Air Transport Services Group, Inc.’s wholly owned subsidiary, ABX Air, Inc. (“ABX Air”), is a party to an ACMI Service Agreement with DHL Network Operations (USA), Inc. (“ACMI Agreement”) and was also a party to a recently expired Hub and Line-Haul Services Agreement with DHL Express (USA), Inc. (“Hub Services Agreement”), both of which are dated August 15, 2003. (DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. will hereinafter individually and collectively be referred to as “DHL” from time to time.).

Under the ACMI Agreement, ABX Air provides air cargo transportation services to DHL on a cost plus basis. Under the Hub Services Agreement, which expired on August 15, 2009, ABX Air provided staff to conduct package handling, package sorting and airport facilities and equipment maintenance services for DHL, also on a cost plus basis. Historically, the expenses incurred under these Agreements were generally marked-up by 1.75% (the base mark-up) and included in revenues. Both Agreements also allowed ABX Air to earn incremental mark-up above the 1.75% base mark-up (up to an additional 1.60% under the ACMI agreement and an additional 2.10% under the Hub Services agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Fuel, rent, interest on the promissory note to DHL, and ramp and landing fees incurred under the ACMI agreement were the most significant cost items reimbursed without mark-up.

In November 2008, DHL and ABX Air amended the ACMI Agreement and the Hub Services Agreement to provide for specific base and incremental mark-up amounts for the fourth quarter of 2008 and the first quarter of 2009. The parties further agreed to make commercially reasonable efforts to agree upon alternative compensation arrangements under the Agreements for subsequent quarters, as well as to an allocation of overhead costs attributable to ABX Air’s revenues from sources other than DHL, at least sixty days prior to the first day of each quarter. The purpose of the amendment was to more appropriately compensate ABX Air for the aircraft assets and level of services required to support DHL’s reduced level of domestic operations resulting from the implementation of its U.S. restructuring plan.

Thereafter, in April 2009, the parties agreed to specific base and incremental markup amounts under each of the Agreements and to an overhead allocation for the second quarter of 2009.

Most recently, on November 11, 2009, the parties agreed to specific base and incremental markup amounts and to an overhead allocation under each of the Agreements for the third quarter of 2009. For the third quarter of 2009, DHL will pay ABX Air $1.8 million in markups under the ACMI Agreement and $1.3 million in markups under the Hub Services Agreement. In addition, ABX Air’s total overhead allocation to DHL for the third quarter was fixed at $800,000. Notwithstanding the foregoing, the parties further agreed that, in the event that DHL and/or one or more of its affiliates and ABX Air and/or one or more of its affiliates subsequently consummate transaction documentation with respect to the lease and operation of Boeing 767 aircraft after the termination or expiration of the ACMI Agreement, the markup under the ACMI Agreement for the third quarter of 2009 will be increased to $2.8 million and the total overhead allocation to DHL for the third quarter of 2009 will be increased to $1.0 million.

On November 12, 2009, DHL and ABX Air amended the Hub Services Agreement to provide that, notwithstanding the expiration of the Agreement during the third quarter of 2009, the parties will reconcile any changes with respect to ABX Air’s workers’ compensation reserves for the fourth quarter of 2009.

The Audit Committee of the Board of Directors has approved the services rendered by our independent registered public accounting firm during the period covered by this Form 10-Q filing.

Item 6.	Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10.1	Second Amendment, dated January 30, 2009, to Escrow Agreement among Air Transport Services Group, Inc., ABX Air, Inc., each of the significant shareholders listed on the Schedule of Significant Shareholders attached thereto, and Wells Fargo Bank, NA, as escrow agent, incorporated by reference to the Company’s 8-K filed February 5, 2009.

10.2	Second Amendment, dated November 9, 2008, to the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on May 11, 2009.

10.3	Third Amendment, dated November 9, 2008, to the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc. and ABX Air, Inc., dated August 15, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on May 11, 2009.

10.4	Letter Agreement, dated April 16, 2009, Concerning Base and Incremental Markup for the Second Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 10, 2009.

10.5	Letter Agreement, dated April 16, 2009, Concerning Base and Incremental Markup for the Second Quarter of 2009 under the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc. and ABX Air, Inc., dated August 15, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 10, 2009.

10.6	Amended and Restated First Non-Negotiable Promissory Note between ABX Air, Inc., as maker, and DHL Express (USA), Inc., as holder, dated May 8, 2009, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 10, 2009.

10.7	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 10, 2009.

10.8	Lease Assumption and Option Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated May 29, 2009, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange commission on August 10, 2009.

10.9	Letter Agreement, dated November 9, 2009, Concerning Base and Incremental Markup for the Third Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003, filed herewith.

10.10	Letter Agreement, dated November 9, 2009, Concerning Base and Incremental Markup for the Third Quarter of 2009 under the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc. and ABX Air, Inc., dated August 15, 2003, filed herewith.

10.11	Fourth Amendment, dated November 11, 2009, to the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc., as successor in interest to Airborne, Inc. (“Groundco”) and ABX Air, Inc. (“Airco”), dated August 15, 2003, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

AIR TRANSPORT SERVICES GROUP, INC., a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: November 12, 2009

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: November 12, 2009