Form 10-K
period 2009-12-31
Air Transport Services Group, Inc.
filed 2010-03-31
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $104,028,700. As of March 31, 2010, 63,408,566 shares of the registrant’s common stock, par value $0.01, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 11, 2010 are incorporated by reference into Part III.

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

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

2009 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

General Business Development

Air Transport Services Group, Inc. (“ATSG”), through its subsidiaries, provides aircraft, airline operations and other related services primarily to the shipping and transportation industries. ATSG wholly owns three independent airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”), and Air Transport International, LLC (“ATI”). These U.S. certificated airlines primarily transport cargo within the United States and include operations in Europe, Asia, Africa and throughout the Americas. ATSG’s leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to ATSG’s airlines and to external customers.

ATSG was formed on December 31, 2007 from the reorganization of ABX for the purpose of creating a holding company structure. ABX became a wholly owned subsidiary of ATSG and all of the common shares of ABX, which were then publicly traded, were converted into common shares of ATSG. ATSG’s common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG. ATSG is incorporated in Delaware. ATSG’s headquarters is in Wilmington, Ohio.

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

On December 31, 2007, ATSG completed the acquisition of Orlando, Florida based Cargo Holdings International, Inc. (“CHI”), at that time the privately owned parent company of ATI, CCIA, and CAM. ATSG acquired all of the outstanding stock, stock options and warrants of CHI for a combination of cash, shares of ATSG and debt repayment. The overall transaction value was approximately $340 million. ATSG financed the deal partially through a $270 million unsubordinated term loan.

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

ATSG’s other businesses are summarized below. (When the context requires, we may use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.)

Airborne Maintenance and Engineering Services, Inc. (“AMES”), a maintenance and repair organization;

ABX Material Services, Inc., which markets and sells aircraft parts;

ABX Cargo Services, Inc., which operates mail sorting centers for the U.S Postal Service;

ABX Equipment and Facility Services, provides contract maintenance and equipment rentals;

LGSTX Fuel, Inc. (“LGSTX”) which provides air charter brokerage services, fuel management and specialized cargo management.

We believe that offering a range of related solutions to shippers, freight forwarders and other airlines provides a competitive advantage to the Company and its customers. The Company services a base of customers that have diverse lines of cargo traffic. Through its three airlines, the Company has the flexibility to provide scalable airlift to a wide range of international locations and adjust to changes in regional market conditions. By offering integrated services, the Company has the opportunity to leverage customers’ needs to generate additional revenues. Customers can utilize the Company’s resources and capabilities to compliment their own business needs. For example, an airline leasing aircraft from CAM can contract with AMES to conduct scheduled aircraft heavy maintenance, and with ABX to provide routine line maintenance. By providing aircraft maintenance to outside customers, the Company can leverage its cost structure and partially offset its own aircraft maintenance costs.

Description of Business

During 2009, the Company operated three reportable segments, “DHL,” “ACMI Services,” and “CAM.” The Company’s other business operations, including aircraft maintenance and modification services, aircraft part sales, equipment leasing and maintenance, mail handling for the U.S. Postal Service (“USPS”), and specialized services for aircraft fuel management and freight logistics do not constitute reportable segments. Financial information about our segments and geographical revenues is presented in Note Q to the accompanying consolidated financial statements.

DHL segment

Beginning in August 2003, ABX operated primarily under two commercial agreements; the aircraft, crew, maintenance and insurance agreement with DHL Network Operations (USA), Inc. (“DHL ACMI agreement”) and the hub services agreement (“Hub Services agreement”) with DHL Express (USA), Inc., both of which became effective in conjunction with DHL’s acquisition of Airborne. Under these agreements, ABX and DHL generally operated under a cost-plus pricing structure. (DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. are individually and collectively referred to herein as “DHL”).

During 2008, DHL began to restructure its U.S. operations in response to financial losses. In conjunction with DHL’s U.S. restructuring and withdrawal from U.S. domestic service in 2009, the Hub Services Agreement expired without renewal in August 2009. Under the Hub Services agreement, ABX provided staff to conduct package sorting, as well as airport, facilities and equipment maintenance services for DHL. ABX managed a U.S. network of 19 hubs for DHL, including DHL’s primary U.S. sorting facility which was located in the air park in Wilmington, Ohio. DHL’s withdrawal from the intra-U.S. market had a significant impact on the Company. Between DHL’s restructuring announcement in May 2008 and December 31 2009, ABX removed 47 McDonnell Douglas DC-9 aircraft and five Boeing 767 aircraft from DHL service and closed all regional sorting hubs and the Wilmington, Ohio sort operations, terminating over 8,700 positions. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”), which specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees who are affected by DHL’s U.S. restructuring plan. DHL reimbursed ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement.

Through March 31, 2010, ABX continued to provide airlift under the DHL ACMI agreement for DHL’s international delivery services in the U.S. through ABX’s Boeing 767 aircraft. In March 2010, the Company and DHL agreed to terminate the DHL ACMI agreement and executed new follow-on agreements effective March 31, 2010. Through the new agreements, CAM will lease 13 Boeing 767 aircraft to DHL for seven years each and ABX will operate these aircraft for DHL under a crew, maintenance and insurance agreement (“CMI”) which has an initial term of five years. See Item 7 of this report for additional information about these new agreements.

ACMI Services

The Company, through its three airlines, provides airlift to freight forwarders, other airlines and other customers, typically under ACMI and charter contracts. A typical ACMI contract requires the ATSG airline to supply, at a specific rate per block hour, the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. Charter agreements usually require the airline to provide full service, including fuel and other operating expenses, in addition to aircraft, crew, maintenance and insurance for a fixed, all-inclusive price. Under the Company’s ACMI and charter agreements, it has exclusive operating control of its aircraft, and its customers must typically obtain any government authorizations and permits required to service the designated routes. The Company reports its business from ACMI, charter and space available contracts, including the services it provides for BAX, in the ACMI Services segment.

CCIA and ATI each have contracts to provide airlift to BAX under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. Revenues from BAX operations accounted for 19% of the Company’s 2009 revenues from continuing operations. The BAX central hub is located in Toledo, Ohio. CCIA and ATI have the exclusive right to supply all main deck freighter airlift in BAX’s U.S. domestic network through December 31, 2011.

CAM

CAM’s fleet consists of Boeing 767, Boeing 757, Boeing 727 and DC-8 aircraft. CAM leases aircraft to ATSG airlines and to external customers usually under multi-year contracts with a schedule of fixed monthly payments. Under a typical lease arrangement, the customer maintains the aircraft in serviceable condition at its own cost. At the end of the lease term, the customer returns the aircraft in a maintenance condition, such as airframe time and engine cycles, that the aircraft was in a the inception of the lease. CAM examines the creditworthiness of potential customers, their short and long-term growth prospects, their financial condition and backing, the experience of their management, and the impact of governmental regulation on the market when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease. As needed, the Company can provide maintenance, training and other services to lease customers during the course of the lease term.

Other Products and Services

U.S. Postal Service

ABX Cargo Services, Inc. (“ACS”) manages three USPS mail sort centers in Indianapolis, Indiana, Dallas, Texas and Memphis, Tennessee. Under each of these three contracts, ACS is compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. The contracts have a four-year term, with original expiration dates in either September or October 2010, with multi-year extensions at the discretion of the USPS.

Cargo and Transportation Services

Primarily through its LGSTX subsidiary, the Company provides brokerage services for airlift. LGSTX arranges charters for customers using third party airlines as well as ATSG owned airlines. Additionally, LGSTX provides aircraft fuel brokerage for customers of the ATSG airlines and LGSTX provides warehousing and cargo handling services.

Aircraft Maintenance and Modification Services

The Company provides aircraft maintenance and modification services to other airlines through ABX and AMES. In May 2009, much of the aircraft maintenance and engineering business operations of ABX were transferred to a newly formed ATSG subsidiary, AMES. Organizing the aircraft maintenance and engineering capabilities separately from ABX was intended to facilitate a cost structure and marketing organization which can better compete in the aircraft maintenance industry.

ABX and AMES have technical expertise related to aircraft modifications as a result of ABX’s long history in aviation. They own many Supplemental Type Certificates (“STCs”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component. ABX provides digital aircraft manuals for customers in conjunction with the modification of aircraft from passenger to cargo configuration.

AMES operates a Federal Aviation Administration (“FAA”) certificated 145 repair station, in Wilmington, Ohio, including hangars, a component shop and engineering capabilities. AMES markets its capabilities by identifying aviation-related maintenance and modification opportunities and matching them to its capabilities. AMES’s marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and Boeing 767 cockpits. The flat panel display updates aircraft avionics equipment and reduces maintenance costs by combining multiple display units into a single instrumentation panel. AMES has the capabilities to perform line maintenance, heavy maintenance and airframe overhauls on DC-9, Boeing 767, 757, 737 and 727 aircraft. AMES has the capabilities to refurbish approximately 60% of the airframe components for Boeing 767 aircraft, as well as other aircraft types.

Aircraft Parts Sales and Brokerage

ABX Material Services, Inc. (“AMS”), which holds a certificate relating to free trade zone rights, is an Aviation Suppliers Association 100 Certified reseller and broker of aircraft parts. AMS carries an inventory of DC-8, DC-9 and Boeing 767 spare parts and also maintains inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. AMS customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.

Equipment and Facility Maintenance

ABX Equipment and Facility Services (“AEFS”) provides contract services for operators of warehouses and facilities throughout the U.S. AEFS has a large inventory of ground support equipment, such as power units, airstarts, deicers and pushback vehicles that it rents to airports, airlines or other customers.

Flight Crew Training

ABX and CCIA are FAA-certificated to offer flight crew training to customers and rent usage of their flight simulators for outside training programs. ATSG owns six flight simulators, including one Boeing 767, one DC-8, two Boeing 727 and two DC-9 flight simulators. The Company’s Boeing 767, one of its Boeing 727 and one of its DC-9 flight simulators are level C certified and one of its Boeing 727 flight simulators is level D certified. The level C and D flight simulators allow the Company to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft. The DC-8 and the other DC-9 flight simulators are level B certified, which allows the Company to qualify flight crewmembers by performing a minimum number of flights in an aircraft.

Airline Operations

Flight Operations and Control

Airline flight operations, including aircraft dispatching, flight tracking and crew scheduling, are planned and controlled by personnel within each airline. ABX staffs aircraft dispatching and flight tracking 24 hours per day, 7 days per week from Wilmington, Ohio. CCIA flight operations, including flight tracking and crew scheduling, are controlled by on-duty personnel from CCIA’s operations center in Orlando, Florida, and the same functions for ATI are controlled from ATI’s operations center in Little Rock, Arkansas.

Maintenance

Our airlines’ operations are regulated by the FAA for aircraft safety and maintenance. Each airline performs routine inspections and airframe maintenance, including Airworthiness Directive and Service Bulletin compliance on all of their aircraft. The airlines’ maintenance and engineering personnel coordinate routine and non-routine maintenance requirements. Each airline’s maintenance program includes tracking the maintenance status of each aircraft, consulting with manufacturers and suppliers about procedures to correct irregularities and training maintenance personnel on the requirements of its FAA-approved maintenance program. The airlines contract with maintenance repair organizations (“MROs”) to perform heavy airframe maintenance on airframes and engines. Each airline owns a supply of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The number of spare items maintained is based on the fleet size, engine type operated, and the reliability history of the item types.

Insurance

Our airline subsidiaries are required by the Department of Transportation (“DOT”) to carry liability insurance on each of their aircraft. Their aircraft leases, loan agreements and the ACMI agreements also require them to carry such insurance. The Company currently maintains public liability and property damage insurance, and our airline subsidiaries currently maintain aircraft hull and liability insurance and war risk insurance for their respective aircraft fleets in amounts consistent with industry standards. CAM’s customers are also required to maintain similar insurance levels.

Employees

As of December 31, 2009, ATSG and its subsidiaries had approximately 2,020 employees, including 1,730 full-time employees and 290 part-time employees. ATSG employs approximately 545 flight crewmembers, 825 aircraft maintenance technicians and flight support personnel, 360 warehousing, sorting and logistics personnel, 75 employees for airport maintenance and logistics, and 215 employees for administrative functions.

On December 31, 2008, the Company had approximately 5,620 employees. The decline in the number of employees from 2008 to 2009 is primarily due to the DHL restructuring plan and reduced shipment volumes.

Labor Agreements

The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2009.

Airline	Labor Agreement Unit	Contract Amendable Date	Approximate Number of Employees Represented
ABX	International Brotherhood of Teamsters	12/31/2014	245
ATI	Airline Pilots Association	5/1/2004	175
CCIA	Airline Pilots Association	3/31/2004	125

In November 2009, the ABX flight crewmembers ratified an amended collective bargaining agreement (“CBA”). Several key aspects of the CBA will become effective after the CMI agreement between ABX and DHL becomes effective on March 31, 2010. Under the Railway Labor Act (“RLA”), as amended, the labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling-off” period before either party can resort to self-help, including, but not limited to, work stoppage.

Training

The flight crewmembers are required to be licensed in accordance with Federal Aviation Regulation (“FAR”) Part 121, with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to fly aircraft. Licenses and medical certifications are subject to recurrent requirements as set forth in the FARs to include recurrent training and minimum amounts of recent flying experience.

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

Industry

The primary competitive factors in the air cargo industry are price, fuel efficiency, geographic coverage, flight frequency, reliability and capacity. Our airline subsidiaries compete for domestic cargo volume principally with other cargo airlines and passenger airlines which have substantial belly cargo capacity. Other cargo airlines include Amerijet International, Inc., Astar Air Cargo, Inc. (“Astar”), Atlas Air Worldwide Holdings, Inc., Evergreen International, Inc., and World Airways, Inc. The industry is highly competitive.

Cargo volumes are highly dependent on the economic conditions and the level of commercial activity. Generally, time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery, while higher costs of jet fuel generally reduces the demand for air delivery services. When jet fuel prices increase, shippers will consider using ground transportation if the delivery time allows. Historically, the cargo industry has experienced higher volumes during the fourth calendar quarter of each year.

The scheduled delivery industry is dominated by integrated door-to-door carriers including DHL, the USPS, FedEx Corporation, BAX and United Parcel Service, Inc. Although the volume of our business is impacted by competition among these integrated carriers, we do not usually compete directly with these integrated carriers.

The aircraft maintenance industry is labor intensive and typically competes based on cost, capabilities and reputation for reliability. U.S. airlines may contract for aircraft maintenance with MROs in other countries or geographies with a lower labor wage base, making the industry highly cost competitive.

Intellectual Property

The Company owns a small number of U.S. patents that are used in its business operations and have nominal commercial value. The Company also owns many STCs issued by the FAA. The Company uses these STCs mainly in support of its own fleets; however, AMES has marketed certain STCs to other airlines.

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

Regulation

Our subsidiaries’ air carrier operations are generally regulated by the DOT and the FAA. Those operations must comply with numerous security and environmental laws, ordinances and regulations. In addition, they must also comply with various other federal, state, local and foreign laws and regulations.

Environment

Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean-up of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up such contaminated property, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remediation or compliance costs. Under its expired air park sublease with DHL, ABX and DHL are required to defend, indemnify and hold each other harmless from and against certain environmental claims associated with the DHL Air Park in Wilmington, Ohio.

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

Department of Transportation

The DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has separately issued to ABX, CCIA and ATI Domestic All-Cargo Air Service Certificates for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Additionally, the DOT has issued ABX a Certificate of Public Convenience and Necessity authorizing it to engage in scheduled foreign air transportation of cargo and mail between the U.S. and over 88 foreign countries. Prior to issuing such certificates, and periodically thereafter, the DOT examines a company’s managerial competence, financial resources and plans, compliance, disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake. By maintaining these certificates, the Company, through its airline subsidiaries, can conduct all-cargo charter operations worldwide.

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

The FAA has the authority to issue maintenance directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and the replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Company’s airline subsidiaries to inspect and replace aircraft components based on their age or condition. As a routine matter, the FAA issues airworthiness directives applicable to the aircraft operated by our airline subsidiaries, and our airlines comply, sometimes at considerable cost, as part of their aircraft maintenance program.

The FAA has amended its policy regarding the proper application of airport rates and charges imposed on air carriers. The amended policy provides greater flexibility to airport operators to impose charges that would allow for the imposition of “congestion fees” rather than uniform airport fees. If airports in the U.S. seek to use the flexibility offered by this new policy, it could have an impact on the cost of conducting our flight operations.

Transportation Security Administration

The Transportation Security Administration (“TSA”), an administration within the Department of Homeland Security, is responsible for the screening of passengers, baggage and cargo and the security of aircraft and airports. Our airline subsidiaries comply with all applicable aircraft and cargo security requirements. The TSA has adopted cargo security-related rules that, have imposed additional burdens on our airlines. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to the Company’s airlines subsidiaries in the future.

Other Regulations

Various regulatory authorities have jurisdiction over significant aspects of our business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material adverse effect on our operations. In addition to the above, other laws and regulations to which we are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

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

Security and Safety

Security

The Company’s subsidiaries have instituted various security procedures to comply with FAA and TSA regulations and comply with the directives outlined in the federal Domestic Security Integration Program. The airline subsidiaries’ customers are required to inform them in writing of the nature and composition of any freight which is classified as “Dangerous Goods” by the DOT. In addition, the Company and its subsidiaries conduct background checks on our respective employees, restrict access to aircraft, inspect aircraft for suspicious persons or cargo, and inspect all dangerous goods. Notwithstanding these procedures, our airline subsidiaries could unknowingly transport contraband or undeclared hazardous materials for customers, which could result in fines and penalties and possible damage to the aircraft.

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

Revenues and operating results from a new CMI agreement with DHL may be less than planned.

We have recently negotiated follow-on long-term Boeing 767 aircraft operating agreement with DHL. Unlike our previous agreements with DHL, the new CMI agreement is not a cost-plus agreement; instead ABX revenues will be based primarily on the number of aircraft operated and the number of crews provided to DHL. The negotiated pricing structure with DHL was based on our cost projections for the next five years. Those projections contained key assumptions including aircraft reliability, crewmember productivity and crewmember compensation and benefits. If actual costs are higher than assumed or aircraft reliability is less than expected, future operating results may be negatively impacted.

The Company’s financial condition will be affected by the degree to which it recovers contract termination costs from DHL.

The ACMI agreement, Hub Services agreement and S&R agreement with DHL are structured as cost-plus or cost reimbursement arrangements; however, the costs for which ABX can be reimbursed are subject to certain limitations. DHL can dispute whether expenses ABX has incurred are reimbursable under the agreements. The agreements give DHL, within reason, certain rights to audit ABX’s expenses. Further, the agreements stipulate dispute and arbitration procedures. If ABX incurs excessive non-reimbursable costs, there is no assurance that the revenues from these agreements will generate sufficient income for ABX to recover its costs.

ABX has incurred significant termination and restructuring costs as a result of DHL’s decision to restructure its U.S. business. Such costs include aircraft, equipment and property lease termination costs, maintenance agreement termination costs, severance benefits, injured workers’ compensation and pension and retiree medical funding. As of December 31, 2009, DHL owes the Company $62.7 million. Conversely, the Company has significant liabilities and commitments stemming from the wind-down of DHL’s operations, including employee severance, retention and benefits. The Company’s liquidity and financial condition will depend on ABX’s contractual termination rights and cash settlements from DHL. Failure to receive reimbursement of contractual termination costs, including aircraft put values and employee severance and other wind-down costs, could result in arbitration or legal proceedings.

If there is a significant delay in cash reimbursements from DHL, or a substantial reduction in the amounts that DHL pays, the Company’s cash balances could decline. If ABX is not successful at recovering sufficient termination funds from DHL, the Company may need additional sources of liquidity. In the absence of such sources, the Company may seek to sell assets to raise liquidity or the Company could elect to reduce capital spending by deferring the freighter modification of Boeing 767 aircraft. Operating results may be negatively impacted if the Company were to take a charge to reduce amounts due from DHL or to lower the value of aircraft held for sale.

The economic conditions in the U.S. and throughout the globe have impacted and may continue to impact the Company’s operating results, financial condition and access to liquidity.

A global economic downturn could reduce the demand for delivery services offered by DHL, BAX and other delivery businesses, in particular expedited services shipped via aircraft. During an economic slowdown, customers generally prefer to use ground-based delivery services instead of more expensive air delivery services. Additionally, if the price of aviation fuel rises, the demand for air delivery services may decline further. The current economic slowdown could negatively affect our growth prospects and financial projections more severely than we have projected.

Tight credit markets could impact the Company’s future access to liquidity.

Although the Company’s current credit agreement extends through December 31, 2012, tight credit markets could affect the Company’s future access to liquidity. If a lender within the credit agreement declares an MAE, availability under the revolving credit facility will be reduced by the lender’s portion of the facility. Further, the credit agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the Company attempts to borrow under the credit agreement, they can assert an event of default exists under the credit agreement and require the agent to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the credit agreement. Given the current tight credit markets, the interest rates and other costs of a renegotiated or new facility, if one can be obtained, would be more expensive and may require more rapid amortization of principal than under the terms of the current credit agreement. After the expiration of the current credit agreement in 2012, costs may be higher.

The Company could violate debt covenants.

The Company’s Credit Agreement and aircraft loans contain covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement and loans stipulate events of default including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company’s cost of borrowings would increase, the contractual repayment of debt would accelerate and the Company’s ability to modify and redeploy Boeing 767 aircraft could be limited.

Our cost of providing ACMI services could be more than the contractual revenues generated.

The airlines each develop business plans for ACMI, charter and other operating contracts by projecting crewmembers costs, crew productivity and maintenance expenses. We may underestimate the actual costs of providing services or the level of crewmembers, productivity when preparing for new business opportunities. The Company’s three airlines rely on crews that are unionized. The collective bargaining agreement for ABX was recently renegotiated and the collective bargaining agreement at the Company’s other two airlines are currently open for renegotiation. If the renegotiation of a collective bargaining agreement increases our costs and we cannot recover the increases in costs, we may decide to terminate contracts or curtail planned growth. Airline operations could be interrupted and business could be adversely affected if agreements are not reached with the crewmembers.

The Company continues to make significant investments in Boeing 767 aircraft which may affect the Company’s operating results and financial condition.

The Company, through its subsidiaries, plans to make capital investments to modify additional Boeing 767 standard freighter aircraft for service through 2011. Our future operating results and financial condition will depend in part on our subsidiaries’ ability to successfully deploy these aircraft in operations that provide a positive return on investment. Our success will depend, in part, on their ability to obtain and operate additional cargo volumes with customers other than DHL and BAX, including international markets. Deploying aircraft in international markets can pose additional risks, regulatory requirements and costs. The Company’s future operating results will be affected by the interest rates, limits and other terms and conditions of the borrowing agreements.

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

The Company owns a significant amount of aircraft, aircraft parts and related equipment. Additionally, the balance sheet reflects assets for income tax carryforwards and other deferred tax assets. The removal of aircraft from service or continual losses from aircraft operations could require the Company to evaluate the recoverability of the carrying value of those aircraft, related parts and equipment in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360-10 Property, Plant, and Equipment and result in an impairment charge.

As a result of acquiring CHI, we have recorded significant amounts of goodwill and acquisition-related intangibles, which will be tested for impairment at least annually. If we are unable to achieve the projected levels of operating results and these assets are impaired, it may be necessary to record a non-cash charge to earnings.

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

The operations of the Company’s subsidiaries’ are subject to complex aviation, transportation, environmental, labor, employment and other laws and regulations. These laws and regulations generally require our subsidiaries to maintain and comply with a wide variety of certificates, permits, licenses and other approvals. Their inability to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or, in the case of DOT and FAA requirements, possible suspension or revocation of their authority to conduct operations.

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

Under U.S. laws and DOT precedents, non-U.S. citizens may not own more than 25% of, or have actual control of, a U.S. certificated air carrier. The separation of ABX from Airborne required it to file a notice of a substantial change with the DOT. In connection with the filing, the DOT will determine whether ABX continues to be a U.S. citizen and fit, willing and able to engage in air transportation of cargo. The DOT may determine that DHL actually controls ABX as a result of the commercial arrangements between ABX and DHL. If the DOT determined that ABX was controlled by DHL, the DOT could bring an enforcement action against ABX to revoke its certificates. The DOT could take action requiring ABX to show cause that it is a U.S. citizen and that it is fit, willing and able to engage in air transportation of cargo, or requiring amendments or modifications of the DHL ACMI agreement, the Hub Services agreement or the other transaction documents. If ABX was unable to modify these agreements to the satisfaction of the DOT, the DOT may seek to suspend, modify or revoke its air carrier certificates and/or authorities.

The loss of the airlines’ authorities, including in the situation described above, would materially and adversely affect our airline operations and would effectively eliminate our ability to operate the air services.

The Company may be affected by global climate change or by legal, regulatory or market responses to such potential climate change.

Concern over climate change, including the impact of global warming, has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress has considered the regulation of greenhouse gas emissions. Also, the Environmental Protection Agency could regulate greenhouse gas emissions, especially aircraft engine emissions. The cost to comply with potential new laws and regulations could be substantial for the Company. These costs could include an increase in the cost of the fuel and capital costs associated with updating aircraft. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on the Company’s cost structure or operating results.

Reporting of financial results could be delayed.

Disagreements between ABX and DHL over the cost reimbursement provisions of the agreements with each other or arbitration proceedings could delay future financial filings with the Securities and Exchange Commission and the Company’s lenders. The Company’s failure to file financial reports timely could adversely impact compliance with the Company’s credit agreement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases corporate offices, 210,000 square feet of maintenance hangars and a 100,000-square-foot component repair shop at the air park in Wilmington, Ohio. ABX also has the non-exclusive right to use the airport which includes one active runway, taxi ways, and ramp space comprising approximately 300 paved acres. The lease is with DHL and, pursuant to an amendment dated March 29, 2010, the term will end upon the earlier to occur on August 15, 2010, or the date that DHL conveys the airport to the regional port authority. DHL is expected to transfer ownership of the air park to a regional port authority within the next few weeks. We expect to renew the lease, under different terms, with the regional port authority. We believe the existing facilities are adequate to meet the Company’s current and reasonably foreseeable future needs.

Aircraft

As of December 31, 2009, the combined in-service fleet consisted of 62 aircraft, including 33 Boeing 767 aircraft, 2 Boeing 757 aircraft, 12 Boeing 727 aircraft and 15 DC-8 aircraft. The aircraft are pre-owned. Once acquired, aircraft are modified for use in our cargo operations or our customers’ cargo operations. These aircraft are generally described as having medium to medium wide-body cargo capabilities. The aircraft carry gross payloads ranging from approximately 48,000 to 108,000 pounds. These aircraft are well suited for intra-continental flights and medium range inter-continental flights. Eight of ABX’s Boeing 767 aircraft are not equipped with standard cargo doors, but instead utilize the former passenger doors for the loading and unloading of freight. While this configuration reduced the costs of modifying the aircraft from passenger to freighter configuration, it also limits the size of the freight that can be carried onboard the aircraft and necessitates the use of specialized containers and loading equipment. The absence of a cargo door may also negatively impact the market value of the aircraft.

The table below shows the combined in-service fleet of owned aircraft and aircraft under capital leases by segment, as well as the airline certificate under which they operate.

Certificate	Aircraft Type	Number of Aircraft as of Dec. 31, 2009	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)
DHL segment
ABX	767-200 PC (1)	8	1983 - 1985	67,000 - 91,000	1,800 - 4,400
ABX	767-200 SF (2)	4	1982 - 1987	67,000 - 91,000	1,800 - 4,400

	Total	12
ACMI Services
ABX	767-200 SF (2)	15	1982 - 1987	67,000 - 91,000	1,800 - 4,400
ATI	DC-8-F (2)	11	1967 - 1969	96,000 - 108,800	1,800 - 4,400
ATI	DC-8-CF (3)	4	1968 - 1970	80,000 - 85,000	1,800 - 4,400
ATI	767-200 SF (2)	2	1985	98,000	2,200 - 6,600
CCIA	727-200 SF (2)	12	1973 - 1981	52,300 - 61,000	1,200 - 2,100
CCIA	757-200 SF (2)	2	1984 - 1986	48,000 - 68,000	2,700 - 4,000

	Total	46
CAM
767-200 SF (2)		3	1984 - 1985
767-200ER (4)		1	1985

	Total	4

	Grand Total	62

In addition, as of December 31, 2009, CAM also had four Boeing 767 aircraft, not reflected in the table above, that were undergoing modification to standard freighter configuration. The Company had operating leases for four Boeing 767 aircraft in the DHL segment and one Boeing 727 aircraft in the ACMI Service segment. At December 31, 2009, the Company had four spare airframes that had been removed from service. The engines and rotables from these aircraft are being used for other aircraft in the combined fleet. Provisions of the Company’s credit agreement require that the aircraft are maintained in airworthy condition. Exceptions to the requirement are made on a case by case basis with the consent of the lead agent to the credit facility.

(1)	These aircraft were manufactured without a large main deck cargo door for transporting freight.
(2)	These aircraft are configured for standard cargo containers, including large standard main deck cargo doors.
(3)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.
(4)	Passenger configured aircraft.

Because an airlines flight operations can be hindered by inclement weather, sophisticated landing systems and other equipment are utilized to minimize the effect that weather may have on flight operations. For example, ABX’s Boeing 767 aircraft are equipped for Category III landings. This allows their crews to land under weather conditions with runway visibility of only 600 feet at airports with Category III Instrument Landing Systems.

ITEM 3. LEGAL PROCEEDINGS

Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc. The filing was initially made in mid-July of 2003 and updated in April of 2005, September of 2007, December of 2007 and March of 2010 with respect to subsequent events relevant to the DOT’s analysis, including the reorganization of ABX under a holding company structure and the acquisition of Cargo Holdings International, Inc. The DOT will determine whether ABX continues to be a U.S. citizen and fit, willing and able to engage in air transportation of cargo. In the event the DOT were to identify any concerns and ABX was unable to address those concerns to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke ABX’s air carrier certificate and other authorizations, and this would materially and adversely affect the business.

Civil Action Alleging Violations of Immigration Laws

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint. On March 18, 2010, the Court issued a decision dismissing three of the five claims, constituting the basis of Plaintiff’s cause of action.

The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.

FAA Enforcement Actions

The Company’s airline operations are subject to complex aviation and transportation laws and regulations that are continually enforced by the DOT and FAA. The Company’s airlines receive letters of investigation (“LOIs”) from the FAA from time to time in the ordinary course of business. The LOIs generally provide that some action of the airline may have been contrary to the FAA’s regulations. The airlines’ respond to the LOIs and if the response is not satisfactory to the FAA, it can seek to impose a civil penalty for the alleged violation. Airlines are entitled to a hearing before an Administrative Law Judge or a Federal District Court Judge, depending on the amount of the penalty being sought, before any penalty order is deemed final.

The FAA issued LOIs to CCIA arising from a focused inspection of that airline’s operations during the fourth quarter which could result in the FAA seeking monetary penalties against CCIA. ABX received an LOI from the FAA alleging that ABX failed to comply with an FAA Airworthiness Directive involving its Boeing 767 aircraft and proposing a monetary settlement. The Company believes it has adequately reserved for those monetary penalties being proposed by the FAA, although it’s possible that the FAA may propose additional penalties exceeding the amounts currently reserved.

Environmental Matters

The Ohio Environmental Protection Agency is contemplating a proceeding against DHL, in its capacity as the owner of Wilmington Air, Park (“ILN”), and ABX, in its capacity as the permit holder for the stormwater treatment system at ILN, arising from the unauthorized discharge of stormwater from ILN on or about May 7, 2008, and seeking a monetary penalty in the amount of $210,000. The monetary penalty would constitute a reimbursable expense under the ACMI Agreement, and the Company anticipates that it would be paid in full by DHL.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. Prior to May 21, 2008, our symbol on the NASDAQ Global Select Market was ABXA. The following table shows the range of high and low prices per share of our common stock for the periods.

2009 Quarter Ended:	Low	High
December 31, 2009	$2.11	$3.50
September 30, 2009	$2.13	$4.06
June 30, 2009	$0.44	$2.49
March 31, 2009	$0.17	$0.84

2008 Quarter Ended:	Low	High
December 31, 2008	$0.12	$0.73
September 30, 2008	$0.62	$1.12
June 30, 2008	$0.78	$3.65
March 31, 2008	$2.50	$4.31

On March 30, 2010, there were 1,854 stockholders of record of the Company’s common stock. The closing price of the Company’s common stock was $2.31 on March 30, 2010.

Performance Graph

The graph below compares the cumulative total stockholder return on a $100 investment in the Company’s common stock with the cumulative total return of a $100 investment in the NASDAQ Global Select Market and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2004 and ending on December 31, 2009.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Air Transport Services Group, Inc.	100.00	88.30	77.95	47.02	2.02	29.70
NASDAQ Composite Index	100.00	101.41	114.05	123.94	73.43	105.89
NASDAQ Transportation Index	100.00	117.29	133.10	136.21	97.55	101.09

Dividends

The Company is restricted from paying dividends on its common stock in excess of $50.0 million during any calendar year under the provisions of its credit agreement. Under the provisions of its promissory note due to DHL, the Company is required to prepay the DHL note $0.20 for each dollar of dividend distributed to the stockholders of ATSG. The same prepayment stipulation applies to stock repurchases. No cash dividends have been paid or declared.

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

	As of and for the Years Ended December 31
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
OPERATING RESULTS (1):
Continuing revenues	$823,483	$941,686	$573,256	$548,576	$552,551
Operating expenses	751,693	963,638	538,025	514,014	520,533
Net interest expense	26,432	34,667	9,510	6,772	8,451

Earnings (loss) from continuing operations before income taxes	45,358	(56,619)	25,721	27,790	23,567
Income tax benefit (expense) (2)	(17,156)	(6,229)	(10,898)	57,096	—

Earnings (loss) from continuing operations	28,202	(62,848)	14,823	84,886	23,567

Discontinued earnings, net of tax (5)	6,247	6,858	4,764	5,168	6,745

Net earnings (loss)	$34,449	$(55,990)	$19,587	$90,054	$30,312

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS (1):
Basic	$0.55	$(0.90)	$0.34	$1.55	$0.52
Diluted	$0.54	$(0.90)	$0.33	$1.54	$0.52
WEIGHTED AVERAGE SHARES (1):
Basic	62,674	62,484	58,296	58,270	58,270
Diluted	63,279	62,484	58,649	58,403	58,475
SELECTED CONSOLIDATED FINANCIAL DATA (1):
Cash and cash equivalents	$83,229	$116,114	$59,271	$63,219	$69,473
Deferred income tax asset (2)	31,597	74,979	35,056	101,715	—
Goodwill and intangible assets (4)	99,890	100,777	210,354	—	—
Property and equipment, net	636,089	671,552	690,813	458,638	381,645
Total assets	1,002,773	1,101,349	1,162,967	679,798	516,043
Post-retirement liabilities (3)	155,720	299,964	190,028	224,376	89,319
Capital lease obligations	12,918	72,282	88,483	73,551	80,908
Long-term debt, other than leases	364,509	440,204	502,319	125,126	92,276
Deferred income tax liability	50,044	—	—	—	—
Stockholders’ equity	245,982	80,392	200,003	120,210	113,079

(1)	The consolidated financial data includes the Company’s acquisition of Cargo Holdings International, Inc. as of December 31, 2007.
(2)	In the fourth quarter of 2006, an income tax benefit was recognized to completely reverse the valuation allowance on ABX’s deferred tax assets.
(3)	Beginning in 2006, post-retirement liabilities reflect the adoption of FASB ASC Topic 715-10.
(4)	In the fourth quarter of 2008, the Company recorded an impairment charge of $73.2 million on goodwill and $18.0 million on acquired intangibles.
(5)	In the third quarter of 2009, ABX ceased providing hub services and fuel services for DHL. Accordingly, these business activities are reflected as discontinued operations for all years presented.

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

INTRODUCTION

Air Transport Services Group, Inc. (the “Company”) is a holding company whose principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”) and Cargo Aircraft Management, Inc. (“CAM”), an aircraft leasing company. When the context requires, we may also use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.

SEGMENT ANALYSIS

The Company has three reportable segments: DHL, ACMI Services, and CAM. The Company’s other business activities do not constitute reportable segments and are included in Other Activities. The Company’s aircraft fleet is summarized below as of December 31, 2009 ($ in thousands).

	DHL	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767	12	17	4	33
Boeing 757	—	2	—	2
Boeing 727	—	12	—	12
DC-8	—	15	—	15

Total	12	46	4	62
Carrying value				$538,251
Operating lease	4	—	—	4

Aircraft in freighter modification
Boeing 767	—	—	4	4
Carrying value				$50,472

Idle aircraft (not scheduled for revenue)
Aircraft owned or under capital lease
DC-8	—	3	—	3
Boeing 727	—	1	—	1
Carrying value				$1,631
Operating lease	—	1	—	1

As of December 31, 2009, ACMI Services was leasing 36 of its 46 in-service aircraft internally from CAM. As of December 31, 2009, CAM had four Boeing 767 aircraft having a book value of $50.5 million, which were in the process of being modified to standard freighter configuration and were temporarily removed from service. ACMI Services had idle airframes with a carrying value of $1.6 million whose engines and rotables were being used for other aircraft in the Company’s fleets. The spare airframes can be reactivated, as needed. ACMI Services had one aircraft under an operating lease that was not scheduled for service through the end of its lease term in October 2010.

DHL Segment

The Company, through ABX, has had long term contacts with DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. which are collectively referred to as “DHL,” since August 16, 2003. DHL, an international, integrated delivery company, is the Company’s largest customer. The DHL segment accounted for 49% of the Company’s revenues from continuing operations and 61% of the Company’s pre-tax earnings from continuing operations in 2009. ABX provides airlift including aircraft, aircraft flight crews and maintenance to DHL under an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”). This agreement will be terminated effective March 31, 2010 and replaced with new operating and lease agreements with DHL Under a Hub Services agreement, which expired without renewal in August 2009, ABX provided package handling, sorting and other cargo-related services to DHL.

In 2008, DHL began to restructure its U.S. operations due to continued losses. DHL’s restructuring significantly impacted ABX’s operations. Pursuant to its 2008 restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services in January 2009. DHL now provides only international services to and from the U.S. A summarized chronology of DHL’s restructuring actions in 2009 and their effects on ABX’s operations follows:

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

•

On August 7, 2009, DHL notified ABX that DHL would not be renewing the DHL ACMI agreement when its initial term expires on August 15, 2010. Revenues from the DHL ACMI agreement were $282.8 million for 2009. Pre-tax earnings from the DHL ACMI agreement were $11.1 million, or 25% of consolidated pre-tax earnings for 2009.

In 2008, ABX and DHL executed a Severance and Retention Agreement (“S&R”) to facilitate the restructuring and wind-down of DHL’s U.S. operations. The S&R specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees that are affected by DHL’s U.S. restructuring plan. Through December 31, 2009, ABX has terminated approximately 8,700 employee positions since DHL’s restructuring began in mid-2008. Employees received severance, retention and other benefits under the S&R. In accordance with the agreement, DHL is obligated to reimburse ABX for the cost of non-pilot employee severance, retention, productivity bonuses and vacation benefits paid. The S&R also included a provision for DHL to fund up to $75.0 million contingent upon ABX negotiating an agreement with its pilot union in regards to severance, retention and/or other issues arising from DHL’s U.S. restructuring plan. In December 2009, such an agreement was reached and DHL remitted $75 million to ABX.

Pre-tax earnings from continuing operations included $16.7 million for administering the wind-down of DHL operations under the S&R in 2009. In December 2009, ABX and the pilots’ union reached an agreement with regard to the distribution of the $75.0 million provided by the S&R for pilot severance and benefits. To settle the S&R funding, ABX amended the pilot pension plans in December 2009 to effectively increase benefits of more senior crewmembers. The Company recorded a pension expense of $19.2 million for the benefit amendments. The Company also agreed to fund the pilot pension plan with $37.8 million in 2009 in addition to previously remitted contributions. The Company further agreed to pay $43.6 million to terminated crewmembers for severance benefits. As a result, pre-tax earnings for 2009 included $12.2 million for settling the S&R fund with the crewmembers. Including the additional pension contribution of $37.8 million made by the Company, the settlement of the $75 million fund will result in a net cash outflow of approximately $6.4 million after all payments are completed. Our pre-tax earnings from the S&R for 2009 also included $4.5 million for the reimbursement of employee vacation benefits that ABX paid to terminated employees. Our pre-tax earnings from continuing operations for 2008 included $0.8 million from the S&R related to reimbursed employee vacation.

Pre-tax earnings from the DHL ACMI agreement were $11.1 million for 2009 and decreased by $2.5 million compared to 2008 due to the reductions in service in conjunction with DHL’s U.S. restructuring. Revenues from the DHL ACMI agreement reflected revenue amendments in 2009 and 2008 which effectively fixed ABX’s pre-tax earnings from the DHL ACMI agreement for the fourth quarter of 2008 and each quarter of 2009. Prior to the revenue amendments, expenses incurred under the DHL ACMI agreement were generally marked-up by 1.75% and included in revenues. The DHL ACMI agreement also allowed ABX to earn incremental revenues calculated on mark-ups above the 1.75% base mark-up (up to an additional 1.60% under the DHL ACMI agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Under the revenue amendments, annual goals were not set for 2009, nor were quarterly cost goals. Instead, the agreed revenue for 2009 includes amounts to replace these incremental revenues.

The table below compares our DHL segment earnings from continuing operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
ACMI agreement	$11,124	$13,591	$13,612
S&R agreement	16,727	816	—

Total DHL pre-tax earnings	$27,851	$14,407	$13,612

Outlook

ABX currently remains the primary provider of airlift capacity for DHL’s U.S.-based international delivery network through its fleet of Boeing 767 aircraft. In addition to Boeing 767 aircraft provided under the primary DHL ACMI agreement, ABX is also supplying DHL with seven Boeing 767 standard freighters under supplemental, short-term ACMI arrangements. In June 2009, ABX and DHL executed a lease option agreement, which gave DHL the option to lease up to four ABX Boeing 767 standard freighter aircraft under 64.5 month lease terms, commencing August 15, 2010.

In March 2010, the Company and DHL terminated the ACMI agreement and executed new follow-on agreements effective March 31, 2010. Under the new agreements, DHL will lease 13 Boeing 767 freighter aircraft from CAM and ABX will operate those aircraft for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing will be based on a pre-defined fee, scaled for the number of aircraft operated and the number of crews provided to DHL. The initial term of the CMI is five years, while the term of the aircraft leases are seven years. The 13 aircraft include the four Boeing 767 aircraft which DHL already had an option to lease under the June 2009 lease option agreement. The terms of those option lease agreements will be extended from 64.5 month terms to 84 month terms. Under the CMI agreement, ABX will be able to contract with AMES to provide scheduled maintenance for the 13 Boeing 767 aircraft.

At the initiation of the CMI agreement, CAM will not have all 13 Boeing 767 freighter aircraft available for lease to DHL. Until CAM completes the aircraft modification process for the 13 aircraft committed to DHL, ABX will operate bridging aircraft for DHL under short term, month-to-month arrangements under economic terms similar to the leases for the 13 aircraft.

In conjunction with terminating the ACMI agreement, ABX and DHL entered into a termination agreement which addressed several open issues between the parties. The S&R agreement will also be terminated effective April 1, 2010 and settlement of reimbursed vacation, which had been an issue of dispute between ABX and DHL, was resolved. DHL agreed to reimburse ABX for $11.2 million of accrued vacation payments, which is in addition to $3.2 million previously reimbursed by DHL. ABX will recognize $4.1 million of this reimbursement in pre-tax earnings in 2010. Additionally, under the termination agreement, DHL agreed to pay ABX, in May 2010, its carrying value of $29.7 million to complete the sale of aircraft that ABX previously put to DHL. The termination agreement also includes a fee which ABX can earn for assisting DHL in the management of workers compensation claims. For the first quarter of 2010, we reached an agreement with DHL for approximately the same level of mark-ups and pre-tax earnings for the DHL ACMI agreement as were recognized for the fourth quarter of 2009.

ACMI Services Segment

Through its three airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. military, typically through ACMI agreements. The airlines serve a variety of customers in the air cargo industry by flying in the U.S., Europe Asia, Africa and throughout the Americas. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX”) under ACMI agreements. BAX provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation, primarily to the U.S. military, using its DC-8 combi aircraft that are certified to carry passengers as well as cargo on the main flight deck. At December 31, 2009, ACMI Services included 46 in-service aircraft. ABX operated 15 Boeing 767-200 freighter aircraft that were not under the DHL ACMI agreement, while CCIA and ATI operated 14 aircraft and 17 aircraft, respectively.

Customers are usually charged based on the number of block hours flown or the amount of aircraft and crew resources provided during a reporting period. Typically agreements specify a minimum level of monthly revenue. ACMI Services also include revenues from block space agreements, in which customers’ contract for specific amounts of space on certain flights. In these agreements, customers are typically charged by the weight carried on the aircraft during a flight, or based on the number of aircraft load positions purchased.

ACMI Services revenues, excluding directly reimbursed fuel expenses, were $289.5 million and $292.8 million during 2009 and 2008, respectively, decreasing 1% in 2009 compared to the previous year. Block hours increased 11% for 2009, to 61,520 hours compared to 55,616 hours in 2008. Increased block hours reflect additional Boeing 767 and Boeing 757 aircraft placed into service since mid 2008. The decline in revenues is due to the lower cost of aviation fuel for those ACMI, block space and charter contracts that include fuel in their price. The price per gallon of aviation fuel in 2009 declined approximately 42% compared to 2008. Excluding those contracts that include fuel, revenues per block hour declined 3% in 2009 compared to 2008. ACMI Services results included revenues of $13.2 million from Boeing 767 freighter aircraft that ABX supplied to DHL during 2009 under short-term supplemental agreements compared to $8.5 million during 2008.

Pre-tax earnings for ACMI Services were $0.5 million for 2009 compared to a loss of $84.1 million during 2008. Our 2008 results included impairment charges totaling $91.2 million to write down goodwill and customer relationship intangibles to their fair values. The 2009 results for ACMI Services include losses from ABX driven by a Boeing 767 transatlantic scheduled service which commenced in January 2009. We experienced higher costs for ABX flight crews and lower cargo volumes than expected. The costs of ABX flight crews were detrimentally impacted due to scheduling changes caused when senior DC-9 flight crewmembers were retrained for the Boeing 767. High levels of sick occurrences among crew members in 2009 resulted in higher pay premiums for unscheduled crewmembers who flew open routes. In January 2010, ABX terminated the scheduled transatlantic service which generated the losses. The operation was replaced by a conventional ACMI agreement with TNT Airways S.A., a large international shipper. Pre-tax earnings in 2009 were also negatively impacted by the timing of scheduled maintenance checks. ABX, which expenses aircraft maintenance as it is incurred, completed eight scheduled maintenance checks during 2009, compared to six maintenance checks during 2008. ATI and CCIA each generated pre-tax profits for 2009.

Outlook

We believe that terminating the transatlantic scheduled service and replacing that block space agreement with a conventional ACMI agreement will contribute to the segment’s improved profitability in 2010. In November 2009, the ABX pilots’ union ratified an amended collective bargaining agreement (“CBA”) which contained several key aspects that were contingent upon ABX and DHL reaching a long-term operating agreement. We believe that when implemented, the amended CBA provides for a lower cost structure and favorable work rules so that ABX may more effectively compete in the ACMI air cargo markets with lower cost carriers. The amended CBA becomes fully effective after the new CMI agreement between ABX and DHL becomes effective.

New customer agreements typically involve start-up expenses, including those for route authorities, overfly rights, travel and other activities, and may impact future operating results. Revenue-generating service may begin sometime later; however, depending on satisfaction of a number of conditions, including international regulations and laws, contract negotiations, flight crew availability, and arranging resources for aircraft handling. Additional aircraft dry leases by CAM to other airlines may adversely impact the ACMI Services operating results by reducing utilization levels for its aircraft. Additionally, our pre-tax earnings will fluctuate due to the timing of scheduled heavy maintenance, which, under ABX’s policy, are expensed as maintenance is performed.

CAM Segment

The Company offers aircraft leasing through its CAM subsidiary. Aircraft leases normally cover a term of several years. In a typical leasing agreement, customers pay rent and a maintenance deposit on a monthly basis. CAM had 43 aircraft that were under lease as of December 31, 2009, 40 of them to ABX, ATI and CCIA.

In September 2008, CAM contracted with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to 14 non-standard Boeing 767 aircraft to full freighter configuration. This is in addition to two Boeing 767 aircraft that CAM already had contracted to modify. The conversion primarily consists of the installation of a standard cargo door and loading system, replacing the passenger door and loading system currently in the aircraft. Since September 2008, CAM has successfully modified four Boeing 767 and one Boeing 757 into standard freighters. All five aircraft were leased internally to the Company’s airlines. The completed Boeing 767 aircraft are in service under the ACMI Services segment, primarily supporting DHL under short-term supplemental agreements. As of December 31, 2009, four Boeing 767 aircraft were undergoing freighter modification.

Pre-tax segment earnings for CAM were $22.8 million and $18.1 million for 2009 and 2008, respectively. The increase in pre-tax earnings reflects eight additional aircraft that CAM has placed in service since December 31, 2008. CAM’s results reflected an allocation of interest expense of $10.3 million and $12.4 million in 2009 and 2008, respectively, based on prevailing interest rates and the carrying value of its operating assets. CAM’s revenues for 2009 and 2008 included $49.8 million and $44.8 million, respectively, for the leasing of aircraft to ATI, CCIA and ABX.

Outlook

The decision by DHL to terminate the DHL ACMI agreement adds impetus to management’s strategy of modifying ABX’s non-standard Boeing 767 aircraft into standard freighter configuration. The fuel efficiency, cubic capacity, payload and operating costs of the Boeing 767 make it a desirable freighter aircraft in medium-range international air cargo markets and in trans-U.S. routes (less than 3,000 nautical miles). Interest in efficient, reliable Boeing 767 aircraft remains strong. As the modified Boeing 767 aircraft become available for service, some portion of them will be leased to DHL and others, while some may be operated by an ATSG airline.

CAM could modify up to eight more non-standard Boeing 767 aircraft that are currently under contract to DHL under the DHL ACMI agreement to a standard freighter configuration as the aircraft are removed from the DHL ACMI agreement. Currently, we plan to modify all of the eight remaining non-standard Boeing 767 aircraft into a standard freighter configuration. We will consider a number of factors, including the fleet plans of customers, long-term demand for airlift, the quantity and quality of customer prospects, competitive alternatives and general economic conditions, when deciding to place aircraft into the modification process. If a non-standard Boeing 767 aircraft is not placed into the modification process, we will consider other alternatives, including the sale of the aircraft, continuing to operate the aircraft as a non-standard freighter, or salvaging and parting-out of the aircraft to support the Company’s other Boeing 767 aircraft.

Besides the four Boeing 767 aircraft that were undergoing modification at December 31, 2009, CAM owned one aircraft, a Boeing 767 passenger aircraft that is scheduled for lease in the second quarter of 2010. In February 2009, CAM finalized an agreement to lease two Boeing 767 aircraft to a Miami, Florida based operator. The lease agreement for the first of two aircraft began in March 2010 and the second is expected to begin in the second quarter of 2010. These aircraft leases are starting later than expected because additional time was required by the customer to obtain FAA approval and train pilots for the Boeing 767 aircraft. The Miami, Florida based operator has an option to lease up to three additional Boeing 767 aircraft.

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

In May 2009, the aircraft maintenance and engineering business operations of ABX were transferred to a newly formed ATSG subsidiary, Airborne Maintenance and Engineering Services, Inc. (“AMES”). Organizing the aircraft maintenance and engineering capabilities separately from ABX facilitates a cost structure and marketing organization which can better compete in the aircraft maintenance industry. AMES operates as a Federal Aviation Administration (“FAA”) certificated 145 repair station, utilizing the Wilmington, Ohio facilities, including hangars and a component shop, leased by ABX from DHL. ABX is AMES’s primary customer at this time. AMES leverages the Company’s existing engineering skills and technical experience to perform airframe maintenance, component repairs, part sales, line maintenance and avionics modifications for other ATSG airlines, as well as external customers.

Revenues from all other activities increased $16.2 million during 2009 compared to 2008. Increased revenues were primarily a result of an increase in aircraft and facility maintenance services when compared to

2008. Pre-tax earnings from all other activities were $3.5 million during 2009 compared to $7.1 million in 2008. Lower pre-tax earnings for 2009 compared to 2008 were a result of 1) a net gain of $5.8 million recorded in 2008 stemming from the insurance proceeds for an aircraft which experienced a fire prior to engine start and 2) a charge of $2.5 million in 2008 for professional fees stemming from the arbitration of a dispute with DHL.

Outlook

Under the follow-on agreements reached with DHL, AMES will continue to provide maintenance services for the Company’s Boeing 767 aircraft that operate in the DHL network. Our three contracts with the USPS generated revenues of $18.5 million in 2009. These contracts have a four-year term, with original expiration dates in either September or October 2010 with multi-year extensions at the discretion of the USPS. It is our understanding at this time that the USPS plans to maintain the three sorting centers that we operate.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ended December 31
	2009	2008	2007
Revenues:
DHL segment
ACMI mark-ups	$10,833	$14,309	$14,697
S&R (non-recurring)	121,366	29,109	—
Other Reimbursable	271,954	437,119	464,908

Total DHL	404,153	480,537	479,605
ACMI Services
Charter and ACMI	289,514	292,836	55,580
Other Reimbursable	75,157	128,174	—

Total ACMI Services	364,671	421,010	55,580
CAM	60,685	47,480	—
Other Activities	64,914	48,707	38,071

Total Revenues	894,423	997,734	573,256

Eliminate internal revenues	(70,940)	(56,048)	—

Customer Revenues	$823,483	$941,686	$573,256

Pre-Tax Earnings:
DHL segment
ACMI	$11,124	$13,591	$13,612
S&R (non-recurring)	16,727	816	—
Other Reimbursable	—	—	—

Total DHL	27,851	14,407	13,612
ACMI Services	541	7,147	4,564
Impairments—ACMI Services	—	(91,241)	—
CAM, inclusive of interest expense	22,775	18,102	—
Other Activities and non-reimbursed overhead	3,518	7,070	5,898
Net non-reimbursed interest income (expense)	(9,327)	(12,104)	1,647

Total Pre-Tax Earnings	$45,358	$(56,619)	$25,721

Discontinued Operations

Discontinued operations include the results of the hub services and the fuel management previously provided to DHL. On July 24, 2009, sort operations in Wilmington ceased and the sorting and hub operations were transferred to CVG. Revenues from the hub services were $143.0 million and $336.1 million 2009 and 2008, respectively. Pre-tax earnings from the hub services were $9.2 million, or 17% of consolidated pre-tax earnings for 2009, and $10.8 million of consolidated pre-tax earnings, for 2008. Pre-tax earnings from hub services included $2.6 million and $2.4 million in 2009 and 2008 respectively from the S&R to manage the wind-down of DHL’s U.S. domestic operations. In conjunction with the transfer of the hub operations to CVG in July 2009, DHL assumed management of fueling services for its U.S. network previously provided by ABX. ABX ceased providing aircraft fuel and related services for its aircraft that remain in the DHL network. Revenues from fuel were $28.5 million and $332.9 million for 2009 and 2008, respectively. ABX did not earn a mark-up on fuel used within the DHL network.

RESULTS OF OPERATIONS

2009 compared to 2008

Summary

Customer revenues from continued operations decreased $118.2 million, or 13%, in 2009 compared to 2008, primarily due to the DHL restructuring in the U.S. and lower fuel prices. Revenues from the DHL agreements decreased approximately $76.4 million for 2009. Revenues from ACMI Services declined $56.3 million due to lower aviation fuel prices in 2009 compared to 2008. This decline is a result of lower fuel prices for those ACMI, block space and charter agreements that include fuel in their contractual price. Excluding directly reimbursed fuel expenses, ACMI revenues declined by 1%. CAM’s revenue from leases to external customers increased to $10.9 million in 2009 from $2.7 million in 2008, reflecting additional Boeing 767 aircraft that CAM has placed in service since mid 2008. Additionally, compared to 2008, the Company’s revenues from other activities for outside customers grew 15%, primarily from aircraft and facility maintenance services. This reflects the Company focus on diversifying and replacing revenues lost from the DHL ACMI agreement.

Pre-tax earnings from continuing operations were $45.4 million for 2009 compared to a pre-tax loss of $56.6 million in 2008. The changes in pre-tax earnings between 2009 and 2008 are summarized as follows.

•	Pre-tax earnings in 2008 included impairment charges of $91.2 million on goodwill and intangibles associated with ATI and CCIA.

•	Pre-tax earnings from the DHL ACMI agreement declined $2.5 million compared to 2008 as a result of DHL removing aircraft in conjunction with its restructuring plans.

•	Pre-tax earnings for 2009 improved $15.9 million from the S&R agreement with DHL, primarily due to settlement of benefits with ABX crewmembers.

•	Block hours for ACMI Services increased; however, ABX experienced losses primarily from its transatlantic scheduled service, resulting in a combined reduction of pre-tax earnings of $6.6 million.

•	CAM pre-tax earnings, inclusive of interest expense allocations, improved $4.7 million due to the deployment of additional aircraft.

•	Pre-tax gains from the sale of aircraft, including insurance settlements in 2008 stemming from an aircraft fire, were $4.9 million less in 2009 compared to 2008.

•	Corporate expenses were $3.1 million lower in 2009 compared to 2008, when the Company incurred professional expenses related to the arbitration of a dispute with DHL.

•	Net, non-reimbursed interest expense declined $2.8 million in 2009 compared to 2008 due to lower outstanding debt levels and interest rates.

Aircraft block hours flown for the DHL ACMI agreement declined 78% in 2009 compared to 2008, due to the removal of aircraft starting in June 2008. Aircraft block hours flown by the ACMI segment increased in 2009 compared to 2008, reflecting the deployment of five more Boeing 767 aircraft and two more Boeing 757 aircraft since mid-2008.

	Year Ended December 31		Percentage
	2009	2008	Increase (Decrease)
DHL agreement aircraft block hours flown	19,435	86,480	(78%)
ACMI Services aircraft block hours flown	61,520	55,616	11%

Operating Expenses

Salaries, wages and benefits expense decreased 5% during 2009, compared to 2008. Due primarily to the DHL restructuring, headcount declined approximately 58% as of December 31, 2009 compared to December 31, 2008. Benefits expense includes $41.5 million and $20.3 million in 2009 and 2008, respectively, for severance and retention benefits for terminated employees. Also, this line includes pension expense adjustments as a result of employee terminations and plan amendments of $26.3 million and $5.5 million in 2009 and 2008, respectively.

Fuel expense decreased $67.5 million during 2009, compared to 2008. The decrease reflects the reduction in aircraft in service for DHL. In addition, the average price of aviation fuel decreased significantly compared to 2008. The average price of a gallon of aviation fuel decreased 42% in 2009 compared to 2008.

Maintenance, materials and repairs decreased $20.7 million during 2009 compared to 2008. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Depreciation and amortization expense decreased $9.8 million during 2009, compared to 2008. Depreciation expense decreased due to the removal of the ABX DC-9 fleet and five Boeing 767 aircraft since DHL’s restructuring announcement in May 2008. The depreciation expense for 2009 also reflects the addition of one Boeing 757 aircraft and seven Boeing 767 standard freighter aircraft that the Company has placed in service since December 31, 2008.

Landing and ramp expense, which includes the cost of deicing chemicals, decreased $5.3 million in 2009, compared to 2008. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Travel expense decreased $7.6 million during 2009 compared to 2008. The decrease is a result of DHL’s removal of aircraft from service, and the resulting decline in required flight crew travel, in conjunction with its U.S. restructuring plans.

Insurance increased $0.5 million during 2009 compared to 2008. The increase is a result of placing additional freighter aircraft into service since March 2008.

Other operating expenses include professional fees, navigational services, employee training, utilities, the cost of parts sold to non-DHL customers and gains and losses from the disposition of aircraft. Other operating expenses increased $8.1 million during 2009 compared to 2008. During 2009, the Company incurred higher expenses for international navigation services, reflecting increased transatlantic and European aircraft operations. The increase in 2009 expenses also reflects expenses for expanded aircraft and facility maintenance revenues compared to 2008. The comparison of other operating expense between 2009 and 2008 is affected by 2008 expenses related to the arbitration of a dispute with DHL and the 2008 gain on an aircraft disposition due to a fire.

Interest expense decreased $10.1 million during 2009 compared to 2008. The decline in interest expense reflects the reduction in the Company’s debt since December 2008 and lower interest rates. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from 4.5% in the fourth quarter of 2008 to 2.9% for the fourth quarter of 2009.

Interest income decreased $1.9 million during 2009, compared to 2008 due to lower short-term interest rates on our cash and cash equivalents and a decrease in the cash and cash equivalents balance.

The effective tax rate for continuing operations was 38% for 2009 and 11% for 2008. The Company’s effective tax rate for continuing operations in 2008 was approximately 38% of pre-tax earnings after adjusting for approximately $73.2 million of impairment charges that were not deductible for income tax purposes. The Company recorded a deferred tax benefit in 2009 related to the recognition of a previously unrecognized tax position under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740-10 Income Taxes. The effective settlement of this item resulted in a deferred tax benefit of $0.7 million. The remaining unrecognized tax benefits are anticipated to reverse in the next twelve months due to statute expirations.

As of December 31, 2009, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $88.5 million, which will begin to expire in 2023. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes for the next three years. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

2008 compared to 2007

Summary

Customer revenues from continuing operations increased $368.4 million, or 64%, in 2008 compared to 2007, primarily due to the acquisition of CHI on December 31, 2007. Revenues from CHI comprised approximately $352.7 million of the increase in continuing revenues over 2007.

For 2008, the Company had a pre-tax continuing loss of $56.6 million including a charge of $91.2 million for the impairment of goodwill and intangibles. For 2007 the Company had pre-tax continuing earnings of $25.7 million and there were no impairment charges. During 2008, the CHI operations, including CAM, ATI and CCIA contributed $18.0 million of pre-tax continuing earnings after deducting interest expenses associated with the acquisition financing. Pre-tax earnings from the DHL segment increased $0.8 million in 2008 compared to 2007 and the Company recorded a gain of $5.8 million in 2008 related to the disposition of an ABX Boeing 767 aircraft. Results for 2008 compared to 2007 were negatively impacted by declines in interest income of $2.2 million, a charge of $2.5 million associated with the ASTAR indication of interest as required by an arbitration ruling, $3.2 million for the allocation of overhead expenses which were not reimbursed by DHL, increased other non-reimbursed interest costs of approximately $5.0 million, professional fees related to the DHL arbitration, increased corporate and administrative expenses and other expenses to support new business development.

The Company’s aircraft fleet is summarized below as of December 31, 2008 ($ in thousands).

	DHL	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767	27	13	3	43
Boeing 757	—	1	—	1
Boeing 727	—	13	—	13
DC-8	—	16	—	16
DC-9	32	—	—	32

Total	59	43	3	105
Carrying value				$552,478
Operating lease	—	1	—	1
Aircraft in freighter modification
Boeing 757	—	—	1	1
Boeing 767	—	—	2	2
Carrying value				$52,219
Idle aircraft (not scheduled for revenue)
DC-8	—	2	—	2
DC-9	—	2	—	2
Boeing 767	—	—	1	1
Carrying value				$12,089

As of December 31, 2008, ACMI Services was leasing 32 of its 43 aircraft from CAM. As of December 31, 2008, CAM had three aircraft which were in the process of being modified to standard freighter configuration.

DHL Segment

On May 28, 2008, DHL announced a plan to restructure its U.S. business and eight months later ceased its intra-U.S. domestic pickup and delivery services. As a result, ABX’s revenues from the DHL ACMI agreement declined 6% in 2008 compared to 2007 due to reductions in the services provided to DHL during 2008. Pre-tax earnings for the DHL segment were $25.2 million for 2008 compared to $21.2 million for 2007. In November 2008, ABX and DHL amended the pricing provisions of the ACMI agreement (“revenue amendment”). The revenue amendment, which became effective October 1, 2008, effectively fixed ABX’s pre-tax earnings for the DHL agreements for the fourth quarter of 2008, including the incremental mark-ups. Under the revenue amendment, ABX billed DHL the base revenues and incremental revenues that ABX would have earned based on its 2008 service and cost performance levels had the DHL restructuring not occurred. Additionally, under the S&R agreement, DHL reimbursed ABX for employee accrued vacation benefits that ABX paid to terminated employees. Pre-tax earnings for 2008 in the DHL segment, included $0.8 million in reimbursement of vacation benefits paid to employees.

ACMI Services Segment

ACMI Services revenues, excluding reimbursed expenses, were $292.8 million for 2008, increasing $237.3 million compared to 2007. Approximately $18.9 million of this growth was organic to ABX, while the remaining increase resulted from the acquisition of ATI and CCIA. ABX’s organic growth reflects the deployment of four additional Boeing 767 aircraft into service since mid-2007. The ACMI Services segment had a pre-tax loss of $84.1 million for 2008, including impairment charges of $91.2 million for goodwill and intangible assets. The ACMI Services segment had pre-tax earnings of $4.6 million for 2007 and there were no impairment charges. In 2008, segment results for ACMI Services were positively impacted by CCIA and ATI, which contributed $5.0 million to pre-tax earnings.

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

ACMI Services results included revenues of $8.5 million from Boeing 767 freighter aircraft that ABX supplied during 2008 under a supplemental agreement with DHL. Additionally, ABX charged a carrying cost to DHL for ad hoc usage of ABX Boeing 767 aircraft that were not under the DHL ACMI agreement. Such costs were based on block hours flown and a pre-established rate. The costs are included in ACMI expenses subject to mark-up and accordingly reflected in the DHL segment revenues with a corresponding expense reduction to ACMI Services. ACMI Services expenses were credited $4.3 million for 2008.

The global economic recession affected U.S. customers, including BAX. ATI and CCIA each reduced their planned flying for BAX in 2009 by removing aircraft from BAX’s U.S. network. ATI planned to operate seven aircraft in the BAX network in 2009 compared to nine DC-8 aircraft in 2008, and CCIA planned to operate eight aircraft in 2009, compared to twelve Boeing 727 aircraft for BAX’s U.S. network in 2008. In accordance with FASB ASC Topic 350-20 Intangibles – Goodwill and Other, we tested the recorded goodwill associated with ATI and CCIA for impairment. To test the goodwill, we determined the fair values of ATI and CCIA separately using industry market multiples and discounted cash flows, utilizing a market-derived rate of return. After comparing the fair values of each reporting unit to their respective carrying values, the Company recognized an impairment charge of $73.2 million to reduce the combined ATI and CCIA goodwill to $55.4 million in 2008. The impairment charge was precipitated by a large-scale drop in market values of transportation companies and higher costs of capital emerging from the credit crisis in the fourth quarter of 2008. Projected cash flows for the airlines were expected to decline beginning in 2009 due to the deep economic recession.

In conjunction with the goodwill test, we recorded a charge of $18.0 million in 2008 to reduce ATI’s and CCIA’s customer relationship intangibles to their fair value at December 31, 2008. The Company recognized an impairment charge in December 2008, because the carrying amount of the finite lived intangible was determined to not be recoverable. The carrying amount of the finite lived intangible assets was determined to not be recoverable because the carrying amount exceeded the sum of the undiscounted cash flows expected to result from its use and eventual disposition. The amount of the impairment charge was measured as the amount by which the carrying amount exceeded its fair value. The fair value of these assets was derived using projected revenues from existing customers and related attrition rates using the guidance under FASB ASC Topic 360-10 Property, Plant, and Equipment, separately from a discounted cash flow model used for goodwill impairment. The projected net cash flows attributed to existing customers were discounted using an estimated cost of capital based on market participant assumptions. The impairment charge reflects lower projected revenues and earnings in future years from existing customers. Deep recessionary conditions in the U.S. caused the demand for airlift from ATI and CCIA’s major customer to decline. Additionally, ATI experienced reductions in flying for the U.S. military.

CAM Segment

Segment earnings for CAM were $18.1 million for 2008 and reflect an allocation of interest expense based on prevailing interest rates and the carrying value of its operating assets. CAM’s 2008 revenues included $44.8 million for the leasing of aircraft to ATI, CCIA and ABX. At December 31, 2008, CAM had 34 aircraft that were under lease to subsidiaries of the Company, including two idle aircraft. During 2008, CAM began leasing two Boeing 767 aircraft to an external customer under a long-term lease. CAM had two Boeing 767 aircraft and one Boeing 757 aircraft that were undergoing freighter modification as of December 31, 2008.

Other Activities

Revenues from Other activities increased $10.6 million to $48.7 million in 2008 compared 2007. Increased revenues were primarily a result of an increase in aircraft parts sales and maintenance services when compared to 2007. Of this increase, $10.0 million was for the inter-company aircraft part sales and maintenance services within the ATSG companies. Internal sales and earnings were eliminated from the consolidated results.

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

Discontinued Operations

Our pre-tax earnings from discontinued DHL operations increased by $3.2 million for 2008 compared to 2007. Our pre-tax earnings from the discontinued DHL operations for 2008 included $2.4 million for the reimbursement of employee vacation benefits that ABX paid to terminated employees under the S&R agreement. Incremental and base mark-ups for the Hub services agreement in 2008 were $8.3 million compared to $7.7 million in 2007.

CHI

The holding company, ATSG, acquired all outstanding ownership of Orlando, Florida based Cargo Holdings International, Inc. (“CHI”) on December 31, 2007. CHI was the parent company of CCIA, ATI and CAM. The consolidated financial statements of ATSG include the results of CHI and its primary subsidiaries, including CAM, CCIA, and ATI, as of the date of acquisition. Accordingly, the activities of CHI are not included in ATSG’s consolidated statements of earnings or consolidated statements of cash flows for 2007.

The acquisition of CHI had a significant impact on the Company’s financial results. Unaudited pro forma combined financial information for 2007 is presented in Note E of the accompanying consolidated financial statements. The unaudited pro forma information is not necessarily indicative of what the Company’s results of operations actually would have been had the acquisition been completed by the earlier dates indicated. In addition, the unaudited pro forma financial information does not purport to project the future financial position or operating results of the combined company. The unaudited pro forma financial information was prepared using the purchase method of accounting with ATSG as the acquirer. Accordingly, the historical consolidated financial information has been adjusted to give effect to the impact of the consideration issued in connection with the acquisition. More detailed unaudited pro forma results and the basis of adjustments are included in ATSG’s 8-K/A submitted for filing with the Securities and Exchange Commission on March 14, 2008.

The purchase price for all of CHI’s equity securities was approximately $259 million, consisting of approximately $215 million in cash from the Company, $18 million in cash from CHI and the value of four million common shares of the Company, valued at $25 million, which were issued to certain shareholders. The Company also repaid $101 million of CHI’s existing indebtedness under its senior credit facility and acquired approximately $20 million in CHI cash. The overall transaction value was approximately $340 million. The Company obtained $270 million of these funds from a new unsubordinated term loan. The acquisition of CHI and its wholly owned subsidiaries results in a number of strategic benefits, including improved economies from a larger base of operations and expanded market leadership in Boeing 767 freighter services.

Operating Expenses

Our expenses were driven by operational variables, including the number of aircraft hours flown and the volume and size of packages handled for DHL. Pounds processed reflect the weight of a package at multiple times as it moves through the network.

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

Salaries, wages and benefits expense increased by $66.4 million during 2008 compared to 2007. The expense included $47.2 million for CHI salaries, wages and benefits during 2008. The increase reflects $20.3 million for employee retention benefits incurred as a result of the DHL restructuring. In 2008, the pension expense includes a net charge of $5.5 million additional pension expense related to employee terminations in conjunction with the DHL restructuring. During 2008, ABX base salaries and wages began to decline as DHL’s restructuring led to a reduction in personnel.

Fuel expense increased by $176.4 million in 2008 compared to 2007. CHI accounted for $173.2 million of the fuel increase. In addition to fuel for the CHI operations, the average price of aviation fuel increased significantly in 2008 compared to 2007. The average price of a gallon of aviation fuel increased 46% in 2008 compared to 2007.

Maintenance, materials and repairs increased $12.3 million during 2008 compared to 2007. The acquisition of CHI accounted for $15.8 million of the increase during the year ended December 31, 2008. ABX’s maintenance expenses declined due to reductions in its aircraft fleet.

Depreciation and amortization expense increased by $42.1 million during the year ended December 31, 2008 compared to 2007. The acquisition of CHI accounted for $37.7 million of the depreciation and amortization expense in 2008. The increase also reflects the addition of four Boeing 767-200 aircraft that ABX placed in service since mid-2007.

Landing and ramp expense, which includes the cost of deicing chemicals, increased by $10.6 million during the year ended December 31, 2008 compared to 2007. The acquisition of CHI accounted for $10.7 million of the increase in 2008.

Travel expense increased by $8.8 million during the year ended December 31, 2008 compared to 2007. The CHI operations accounted for $11.8 million of the increase in 2008. ABX’s travel expenses declined in 2008 compared to 2007 when ABX was rotating crews to Japan. In 2008, ABX established a domicile in Japan, thus reducing crew travel expense.

Insurance expense increased by $5.5 million during the year ended December 31, 2008 compared to 2007. The CHI operations accounted for nearly all of the increase in 2008 with $5.1 million of insurance expenses during the year.

Other operating expenses include professional fees, navigational services, employee training, utilities, the costs of parts sold to non-DHL customers, supplies and gains and losses from the disposition of aircraft. Other operating expenses increased by $8.5 million, including a $5.8 million gain on an aircraft disposition due to a fire. The increase for 2008 included a $3.2 million charge associated with the ASTAR indication of interest and $6.9 million for the inclusion of the CHI operations.

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

Income Tax

Income tax expense for continuing operations was $6.2 and $10.9 million for 2008 and 2007, respectively. The 2008 impairment charge to goodwill and intangibles is not deductible for income tax purposes. The Company’s effective tax rate for continuing operations in 2008 was approximately 38% of pre-tax earnings after adjusting for approximately $73.2 million of non-deductible impairment charges, compared to an effective tax rate of 42% in 2007. Certain discrete items reduced the overall effective tax rate in 2008 compared to 2007. Due to the completion of an IRS examination by the Company, the Company recorded a $1.3 million reduction to its liabilities of uncertain tax positions in 2008. This decrease in the liability is reflected on the financial statements as an increase to the net operating loss carryforwards, deferred tax assets and a deferred tax benefit. During 2008, the Company placed a tax-effected valuation allowance against state deferred tax assets of $0.6 million because the reduced flying from DHL’s restructuring limited our ability to utilize them.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During 2009, the Company’s debt obligations declined $135.1 million to $377.4 million as of December 31, 2009. The decline included principal payments of $43.1 million paid by the Company. Additionally, the Company negotiated an amendment with DHL regarding the unsecured DHL promissory note. DHL agreed to extinguish $46.3 million of principal balance and the Company agreed to pay DHL $15.0 million of the principal balance, which we will pay when the sale of the aircraft put to DHL is completed in May 2010. Further, DHL assumed all of ABX’s financial obligations for five Boeing 767 aircraft under capital leases, retroactive to January 31, 2009, totaling $45.7 million. In return, ABX granted DHL a credit of $10.0 million as prepaid rent toward the lease of four other aircraft. The $10.0 million credit is reflected in unearned revenue on the Company’s balance sheet. Additionally, during 2009, the Company’s combined liability for the underfunded status of the pension plans declined by $147.6 million. This improvement reflects cash contributions made by the Company into the pension master trusts, improved investment returns during 2009 and the curtailment of previously projected benefit liabilities due to the reduction in the number of employees and the freezing of employee pension plan benefits.

Operating Cash flows

Net cash generated from operating activities were $103.0 million, $161.7 million and $95.5 million for 2009, 2008 and 2007, respectively. Reduced operating cash flows in 2009 compared to 2008 reflect additional pension payments of $43.5 million in 2009 compared to 2008. The decrease in operating cash flows in 2009 from 2008 was driven by the pay-off of vendor payables and payments for employee wages, severance and benefits. As ABX’s operations for DHL were scaled back, cash in-flows from the operations declined while vendors and former employees were paid.

All of the cash generated from the discontinued operations was classified as operating cash flows because there were no assets or debts related to discontinued operations that generated investing or financing cash flows. Net operating cash used in discontinued operations was $13.1 million in 2009 primarily due to payments of severance and employee benefits in advance of DHL’s reimbursement to ABX. Net operating cash generated from discontinued operations was $18.7 million in 2008 primarily reflecting advances from DHL for aircraft fuel costs.

Capital Expenditures

Cash payments for capital expenditures were $101.2 million in 2009 compared to $111.9 million and $160.2 million in 2008 and 2007, respectively. Capital spending levels were primarily a result of aircraft acquisitions and related freighter modification costs. Capital expenditures in 2009 included cargo modification costs for ten aircraft. One Boeing 767 extended range freighter was purchased in the fourth quarter of 2009, completing a purchase commitment made in 2007 when the Company acquired CHI. Our capital expenditures for 2009 included $69.6 million for aircraft acquisition and modifications, $25.6 million for required heavy maintenance and $6.0 million for other equipment costs. Our capital expenditures for 2008 and 2007 included the cargo modification costs for nine and eleven aircraft, respectively. During 2009, we completed five cargo modifications compared to six and seven completed cargo modifications in 2008 and 2007, respectively.

Proceeds from the disposal of equipment included $30.3 million in 2008 from insurance proceeds for an aircraft. During 2008, the aircraft experienced a fire prior to engine start and was rendered a complete loss by the Company’s insurer.

Financing Activities

Net cash used in financing activities were $43.1 million and $79.8 million in 2009 and 2008, respectively, while $356.4 million of net cash was generated from financing activities in 2007. During 2009, the Company did not draw on the revolver loan and made principal payments of $43.1 million. During 2008, the principal payments of $116.8 million included $47.5 million paid by a subsidiary of the Company to the lead banks of the Credit Agreement to invest in the Company’s unsubordinated term loan. This intercompany loan is eliminated in consolidation. During 2008, debt origination costs were $1.5 million. During 2007, the Company raised $378.8 million to finance five Boeing aircraft and the acquisition of CHI.

Commitments

The table below summarizes the Company’s contractual obligations and commercial commitments (in thousands) as of December 31, 2009.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt, including interest payments	$448,353	$60,760	$241,098	$31,923	$114,572
Capital lease obligations	13,767	7,432	6,335	—	—
Operating leases	13,236	6,345	4,438	2,441	12
Unconditional purchase obligations	16,636	16,636	—	—	—
Employee severance and retention benefits	18,959	18,959	—	—	—
Uncertain tax positions	1,746	1,746	—

Total contractual cash obligations	$512,697	$111,878	$251,871	$34,364	$114,584

The long-term debt bears interest at 2.87% to 7.36% per annum.

The Company’s balance sheet as of December 31, 2009 reflects $15.0 million as a current liability payable to DHL related to the DHL promissory note. As amended on May 8, 2009, the Company agreed to pay DHL $15.0 million of the principal balance of the DHL promissory note, while DHL agreed to extinguish an additional $46.3 million of its principal balance. We expect to pay the $15 million from the proceeds of aircraft puts the Company has billed to DHL, when the sale of the aircraft to DHL is completed (see Note B to the accompanying financial statements). The due date for the remaining $31.0 million remains unchanged, August 2028. Until that time, the promissory note continues to bear interest at a rate of 5% per annum, and DHL will continue to reimburse ABX the interest expense from the note at least through 2012.

Unconditional purchase obligations of $16.6 million as of December 31, 2009 reflects the estimated remaining cost to complete the modification of four aircraft that were undergoing freighter conversion at year end 2009. If CAM were to cancel the conversion program as of December 31, 2009, it would owe the vendor, IAI, in addition to payments for aircraft currently undergoing modification, approximately $0.7 million for non-recurring engineering costs and approximately $7.5 million associated with additional conversion part kits which have been ordered.

Employee severance and retention benefits reflect amounts payable under the S&R agreement with DHL. ABX provides employee severance benefits, retention payments and vacation payouts to ABX employees that are affected by DHL’s restructuring plans. DHL is contractually obligated to reimburse ABX after ABX makes the related benefit payments.

The table includes the contingent liability of $1.7 million, as interpreted by FASB ASC Topic 740-10 Income Taxes, formerly FASB Interpretation No. 48, Accounting for Income Taxes. At December 31, 2009, the total amount of unrecognized tax benefits of $4.2 million includes $1.7 million recorded as a non-current liability that would be paid from cash and a $2.5 million reduction to the net operating loss deferred tax asset. The amount of the liability and the timing of its recognition are subject to significant uncertainty and are contingent on the occurrence of future events, such as audits and examinations by various income tax authorities.

The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $40.1 million scheduled to be paid in 2010, including $25.0 million that ABX agreed to contribute to the pilots plan if a follow-on CMI agreement was reached with DHL. We will periodically evaluate whether to make additional contributions.

Provisions of the Company’s Credit Agreement requires that cash proceeds from the sale of equipment and recoveries from insurance proceeds must be reinvested in like-kind assets within 180 days of receipt or remitted as a repayment against the term loan. Aggregate proceeds exceeding $75.0 million in a calendar year must be remitted as a repayment against the term loan, except that the Company is not required to remit proceeds from the put of aircraft to DHL toward the term loan. At this time, we do not anticipate a required repayment of the term loan with proceeds from the sale of equipment or insurance recoveries.

Liquidity

At December 31, 2009, the Company had approximately $83.2 million of cash balances. The Company had $41.9 million of unused credit facility, net of outstanding letters of credit of $14.6 million, through a syndicated Credit Agreement that expires in December 2012. As of December 31, 2009, DHL owed the Company $62.7 million. Additionally, ABX has $29.7 million of aircraft that are in the process of being sold to DHL. Conversely, the Company has significant liabilities and commitments stemming from the wind-down of DHL’s operations including employee severance, retention and benefits. Based on the newly executed follow–on agreements with DHL, the Company is scheduled to be fully paid for the aircraft in May 2010.

Credit Agreement

Through its Credit Agreement, the Company has a syndicated, unsubordinated term loan and a revolving credit facility that are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not separately collateralized under aircraft loans or capital leases. The lenders currently consist of 15 U.S.-based banks. Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default including unspecified events that may have a material adverse effect on the Company. The conditions of the Credit Agreement and the aircraft loans cross-default. If a lender within the Credit Agreement declares a material adverse event (“MAE”), availability under the revolving credit facility will be reduced by that lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the Company attempts to borrow under the Credit Facility, they can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. Considering the current tight credit markets, the interest rates and other costs of a renegotiated or new facility, assuming the Company could obtain a new facility, would be more expensive and may require more rapid amortization of principal than under the terms of the current Credit Agreement. The Company is in compliance with all financial covenants specified in the Credit Agreement.

Outlook

Through CAM, we have contracted with an aircraft maintenance and modification provider, IAI, to convert some of ABX’s Boeing 767 aircraft from passenger door loading systems to standard freighter configuration. CAM has the right to convert up to eight more Boeing 767 aircraft at IAI through 2011. We currently plan to modify all of these aircraft as well as complete four aircraft that were in the modification process as of December 31, 2009. We plan to finance the cost of modifying aircraft with existing cash, cash generated from aircraft sold to DHL under existing put options, and cash generated from operations during the modification period. We estimate the total level of capital spending for 2010 will be approximately $102 million.

The Company provides defined benefit pension plans to certain employee groups (see Note K to the accompanying financial statements). Scheduled cash contributions to the defined benefit pension plans are currently estimated to be at least $40.1 million in 2010. We will periodically evaluate whether to make additional contributions.

Management currently believes that the Company has adequate sources of liquidity in place to operate its businesses, make planned capital expenditures, meet its anticipated financial obligations and remain in compliance with its financial covenants during 2010. These sources of liquidity include its internally generated cash flows, funds from the sale of aircraft to DHL and the availability of credit under the Company’s Credit Agreement. There are circumstances beyond the Company’s control that could adversely impact liquidity in the near term, such as 1) weakening demand for Boeing 767 aircraft, 2) the failure to recover wind-down and termination costs from of DHL, or 3) a decision by the Company’s lenders to declare an event of default under the Credit Agreement.

If management should conclude that the Company has insufficient liquidity to fund its operations, it would carefully evaluate a number of alternatives including the sale of assets, the suspension of planned capital expenditures, further cost reductions in its operations and the securing of additional financing.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we are not involved in any material unconsolidated SPE transactions.

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

Revenue Recognition

Revenues from DHL were determined based on expenses incurred during a period under the two commercial agreements with DHL and are recognized when the related services were performed. Except for the amendments described below, expenses incurred under these agreements were generally subject to a base mark-up of 1.75%, which was recognized in the period the expenses were incurred. Certain costs, the most significant of which include interest on the promissory note due to DHL, rent, ramp and landing fees, incurred under the two commercial agreements were reimbursed and included in revenues without mark-up.

Both agreements also allowed the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the DHL ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of certain cost-related and service goals outlined in the two commercial agreements. The agreements stipulated the setting of quarterly and annual cost-related goals and annual service goals expressly specified in each of the two agreements. The Company measured quarterly goals and records incremental revenues in the quarter in which earned. Historically, at the end of each fiscal year, the Company measured the achievement of annual goals and recorded any incremental revenues earned by achieving the annual goals during the fourth quarter.

ABX and DHL amended the DHL ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for the fourth quarter of 2008 and for each quarter of 2009. Under these revenue amendments, annual goals were not set for 2009, nor was a quarterly cost goal. Instead, the agreed revenue for each of the four quarters of 2009 included amounts to replace the incremental revenues. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specifies employee severance, retention and other benefits that DHL reimburses ABX for payment to its employees that are displaced in conjunction with DHL’s U.S. restructuring plan. The Company’s revenues for 2009 includes reimbursement for certain expenses incurred under the commercial agreements, the incremental revenues set by the revenue amendments and reimbursement for employee severance, retention and other benefit costs incurred during the year.

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

Lease revenues from aircraft leases are recognized as operating lease revenue on a straight-line basis over the term of the applicable lease agreements.

Goodwill and Intangible Assets

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350-20 Intangibles—Goodwill and Other, we assess in the fourth quarter of each year whether the Company’s goodwill acquired in acquisitions is impaired. Additional assessments may be performed on an interim basis whenever events or changes in circumstances indicate an impairment may have occurred. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually, or more frequently if impairment indicators occur. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment.

Application of the goodwill impairment test requires significant judgment, including the determination of the fair value of each reporting unit that has goodwill. The Company has two reporting units, ATI, and CAM that have goodwill. We estimate the fair value of ATI separately using a market approach and an income approach utilizing discounted cash flows applied to a market-derived rate of return. We estimate the fair value of CAM using only the income approach due to lack of appropriate market comparables. The market approach utilizes market multiples from comparable publicly traded companies. The market multiples include revenues, EBIT (earnings before interest and taxes) and EBITDA (earnings before interest, taxes, depreciation and amortization). We derive cash flow assumptions from many factors including recent market trends, expected revenues, cost structure, aircraft maintenance schedules and long-term strategic plans for the deployment of aircraft. Key assumptions under the discounted cash flow models included projections for the number of aircraft in service, capital expenditures, long-term growth rates, operating cash flows and market-derived discount rates.

The first step of the goodwill impairment test requires a comparison of the fair value of the reporting unit to its respective carrying value. If the carrying value of a reporting unit is less than its fair value, no indication of impairment exists and a second step is not performed. If the carrying amount of a reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step is performed. In the second step, fair values are assigned to all of the assets and liabilities of a reporting unit, including any unrecognized intangible assets, and the implied fair value of goodwill is calculated. If the implied fair value of goodwill is less than the recorded goodwill, an impairment loss is recorded for the difference and charged to operations.

We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for ATI using multiples of EBITDA, EBIT and revenues from comparable publicly traded companies. Based on our analysis, as of December 31, 2009, CAM and ATI’s fair values each exceeded their carrying values by 16%.

The Company’s key assumptions used for goodwill testing include uncertainties. Those uncertainties include the level of demand for cargo aircraft by shippers, the U.S. military and freight forwarders and CAM’s ability to lease aircraft near expected modification completion dates. We anticipate, as of December 31, 2009, that CAM will successfully modify at least twelve Boeing 767 aircraft into standard freighter configuration over the next two years (this is in addition to five aircraft modifications during 2009) and deploy them with DHL and other customers under long-term lease agreements. We expect that ATI will continue to operate for its major customer and for the U.S. military. The demand for customer airlift is projected based on inputs from customers, the volume of bids requested by the U.S. military, management’s interface with customer planning personnel and aircraft utilization trends. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences for cargo aircraft may be impacted by changes in aviation fuel prices. DHL and other customers may decide that they do not need as many aircraft as projected, or they may find alternative airlift.

The Company’s finite lived intangible assets are for customer relationships acquired with ATI. These assets are amortized over their estimated useful economic lives and reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The fair value of this asset was derived using projected revenues from existing customers and related attrition rates using the guidance under FASB ASC Topic 360-10 Property, Plant and Equipment separately from a discounted cash flow model used for goodwill impairment. The projected net cash flows attributed to existing customers were discounted using an estimated cost of capital, based on market participant assumptions.

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

Self-Insurance

We self-insure certain claims relating to workers’ compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Changes in claim severity and frequency could result in actual claims being materially different than the costs provided for in our results of operations. We maintain excess claim coverage with common insurance carriers to mitigate our exposure to large claim losses.

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

Income Taxes

We account for income taxes under the provisions of FASB ASC Topic 740-10 Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of expected future tax consequences could materially impact the Company’s financial position or its results of operations.

The Company has significant deferred tax assets including net operating loss carryforwards (“NOL CFs”) for federal income tax purposes which begin to expire in 2023. Based upon projections of taxable income, we determined that it was more likely than not that all the net deferred tax assets, related to federal income taxes, including the NOL CF’s will be realized prior to their expiration. Accordingly, we do not have an allowance against these deferred tax assets at this time. During 2008, we placed a valuation allowance against state deferred tax assets because the reduced flying from DHL’s restructuring limited our ability to utilize them.

We recognize the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Post-retirement Obligations

The Company sponsors qualified defined benefit pension plans for ABX’s flight crewmembers and other eligible employees. The Company also sponsors non-qualified, unfunded excess plans that provide benefits to executive management and crewmembers that are in addition to amounts permitted to be paid through our qualified plans under provisions of the tax laws. By December 31, 2009, we had amended each defined benefit plan to freeze the accrual of additional benefits and we had provided notification to the affected employees. The Company also sponsors unfunded post-retirement healthcare plans for ABX’s flight crewmembers and non-flight crewmember employees.

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

Our actuarial valuation includes an assumed long-term rate of return on pension plan assets of 7.0%. Our assumed rate of return is based on a targeted long-term investment allocation of 50% equity securities, 45% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2009 was 48.1% equities, 42.0% fixed income, 2.2% real estate and 7.7% cash. The Company’s pension investments include $34.3 million (7% of the Company’s assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, multi-fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.

In evaluating our assumption regarding expected long-term investment returns on plan assets, we consider a number of factors including: our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio and long-term inflation assumptions. The selection of the expected return rate materially affects our pension costs. We reduced our expected long-term rate of return from 7.5% to 7.0% after analyzing current expected returns on investment vehicles. If we were to lower our long-term rate of return assumption by a hypothetical 100 basis points, expense in 2009 would be increased by approximately $5.1 million. We use a market value of assets as of the measurement date for determining pension expense.

In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note K to the accompanying financial statements) but also affects the succeeding year’s pension and post-retirement healthcare costs. The discount rates selected for December 31, 2009, based on the method described above, was 6.00% for three plans and 5.85% for two plans. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2009 would be increased by approximately $2.9 million.

The assumed future increase in salaries and wages is no longer a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.

The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense (in thousands):

	Effect of change
		December 31, 2009
Change in assumption	2009 Pension expense	Funded status	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$5,086	$—	$—
50 basis point decrease in discount rate	2,883	(47,586)	47,586
Aggregate effect of all the above changes	7,969	(47,586)	47,586

Discontinued Operations

In accordance with the guidance of FASB ASC Topic 205-20 Presentation of Financial Statements, a business component whose operations are discontinued is reported as discontinued operations if the cash flows of the component have been eliminated from the ongoing operations of the Company and the Company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations. FASB ASC Topic 205-20 requires the reclassification of amounts presented for prior years to reflect their classification as discontinued operations.

Exit Activities

We account for the costs associated with exit activities in accordance with FASB ASC Topic 420-10 Exit or Disposal Cost Obligations. One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee that it will no longer require the services of the employee beyond a minimum retention period. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with FASB ASC Topic 715-30 Compensation—Retirement Benefits in the event that the expected working life of employees is significantly reduced due to terminations or a pension plan is suspended.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an Accounting Standards Update (ASU No. 2009-13) pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of ASC 605-25 Revenue Recognition—Multiple-Element Arrangements. The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and the guidance may be applied retroactively. We are currently evaluating the impact that ASU No. 2009-13 will have on our consolidated financial position, results of operations, and cash flows.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, made by Statement of Financial Accounting Standard No. 167, Accounting for Variable Interest Entities, to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. The amendments are effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. We do not expect the adoption of ASU No. 2009-17 to have a material impact on our consolidated financial position, results of operations, and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces financial exposure to changes in interest rates. As of December 31, 2009, we have $158.7 million of fixed interest rate debt and $218.7 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $1.9 million for the year ended December 31, 2009.

The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long-term debt through a hypothetical 20% increase in interest rates. As of December 31, 2009, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate debt by approximately $10.6 million.

To reduce the effects of fluctuating LIBOR-based interest rates on interest payments that stem from its variable rate outstanding debt, the Company entered into interest rate swaps in January 2008. Under the interest rate swap agreements, the Company will pay a fixed rate of 3.105% and receive a floating rate that resets quarterly based on LIBOR. For the outstanding notional value, the Company expects that the amounts received from the floating leg of the interest rate swap will offset fluctuating payments for interest expense because interest rates for its outstanding debt and the interest rate swap are both based on LIBOR and reset quarterly. The notional values were $121.5 million as of December 31, 2009. See Note M in the accompanying financial statements for discussion of our accounting treatment for these hedging transactions.

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

At December 31, 2009, the ABX defined benefit pension plan had total investment assets of $509.7 million under investment management. See Note K in the accompanying financial statements for further discussion of these assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Air Transport Services Group, Inc.

Wilmington, Ohio

We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note B to the consolidated financial statements, the Company’s two principal customers account for substantially all of the Company’s revenue. The Company’s financial security is dependent on its relationship with these customers.

As discussed in Note K to the consolidated financial statements, the defined benefit postretirement plan assets include investments valued at $226,000,000 as of December 31, 2008, whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based on information provided by the fund managers or the general partners.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dayton, Ohio

March 31, 2010

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,229	$116,114
Marketable securities—available-for-sale	—	26
Accounts receivable, net of allowance of $1,288 in 2009 and $469 in 2008	25,036	24,495
Due from DHL	62,672	63,362
Inventory	5,226	11,259
Prepaid supplies and other	7,093	11,151
Deferred income taxes	31,597	20,172
Aircraft and engines held for sale	30,634	2,353

TOTAL CURRENT ASSETS	245,487	248,932
Property and equipment, net	636,089	671,552
Other assets	21,307	25,281
Deferred income taxes	—	54,807
Intangibles	10,113	11,000
Goodwill	89,777	89,777

TOTAL ASSETS	$1,002,773	$1,101,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,174	$36,618
Accrued salaries, wages and benefits	44,077	63,500
Accrued severance and retention	18,959	67,846
Accrued expenses	16,429	13,772
Current portion of debt obligations	51,737	61,858
Unearned revenue	15,340	14,813

TOTAL CURRENT LIABILITIES	184,716	258,407
Long-term debt obligations	325,690	450,628
Post-retirement liabilities	152,297	294,881
Other liabilities	44,044	17,041
Deferred income taxes	50,044	—
Commitments and contingencies (Note J)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,416,564 and 63,247,312 shares issued and outstanding in 2009 and 2008, respectively	634	632
Additional paid-in capital	502,822	460,155
Accumulated deficit	(211,085)	(245,534)
Accumulated other comprehensive loss	(46,389)	(134,861)

TOTAL STOCKHOLDERS’ EQUITY	245,982	80,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,002,773	$1,101,349

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2009	2008	2007
REVENUES	$823,483	$941,686	$573,256
OPERATING EXPENSES
Salaries, wages and benefits	380,276	400,644	334,218
Fuel	109,242	176,722	296
Depreciation and amortization	83,964	93,752	51,635
Maintenance, materials and repairs	66,621	87,344	75,050
Landing and ramp	29,236	34,526	23,930
Travel	21,761	29,407	20,591
Rent	10,926	8,947	5,204
Insurance	10,918	10,454	5,002
Impairment of goodwill	—	73,178	—
Impairment of acquired intangibles	—	18,063	—
Other operating expenses	38,749	30,601	22,099

	751,693	963,638	538,025
INTEREST EXPENSE	(26,881)	(37,002)	(14,067)
INTEREST INCOME	449	2,335	4,557

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	45,358	(56,619)	25,721
INCOME TAXES	(17,156)	(6,229)	(10,898)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	28,202	(62,848)	14,823
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	6,247	6,858	4,764

NET EARNINGS (LOSS)	$34,449	$(55,990)	$19,587

EARNINGS (LOSS) PER SHARE—Basic
Continuing operations	$0.45	$(1.01)	$0.26

Discontinued operations	0.10	0.11	0.08

NET EARNINGS (LOSS) PER SHARE	$0.55	$(0.90)	$0.34

EARNINGS (LOSS) PER SHARE—Diluted
Continuing operations	$0.44	$(1.01)	$0.25

Discontinued operations	0.10	0.11	0.08

NET EARNINGS (LOSS) PER SHARE	$0.54	$(0.90)	$0.33

WEIGHTED AVERAGE SHARES
Basic	62,674	62,484	58,296

Diluted	63,279	62,484	58,649

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2009	2008	2007
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$28,202	$(62,848)	$14,823
Net earnings from discontinued operations	6,247	6,858	4,764
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of goodwill and acquired intangibles	—	91,241	—
Depreciation and amortization	84,587	94,451	51,747
Pension and post-retirement	25,268	11,196	16,853
Deferred income taxes	19,743	9,790	13,589
Amortization of stock-based compensation	1,316	2,208	2,381
Gains on asset disposition, net of impairments	(1,896)	(5,579)	(1,878)
Changes in assets and liabilities, net of assets aquired:
Accounts receivable	4,436	(32,518)	(30,910)
Inventory and prepaid supplies	8,241	9,583	(2,995)
Accounts payable	1,871	(29,888)	5,093
Unearned revenue	(10,655)	(7,015)	17,287
Accrued expenses, salaries, wages, benefits and other liabilities	(36,373)	72,735	5,267
Pension and post-retirement liabilities	(32,190)	1,767	(774)
Other	4,187	(330)	259

NET CASH PROVIDED BY OPERATING ACTIVITIES	102,984	161,651	95,506

INVESTING ACTIVITIES:
Capital expenditures	(101,227)	(111,877)	(160,166)
Proceeds from the disposal of property and equipment	8,406	41,125	3,255
Proceeds from the redemptions of marketable securities	26	49,610	19,934
Acquisition of CHI, net of cash acquired	—	(3,840)	(296,918)
Purchases of marketable securities	—	—	(10,246)
Long-term deposits	—	—	(11,725)

NET CASH USED IN INVESTING ACTIVITIES	(92,795)	(24,982)	(455,866)

FINANCING ACTIVITIES:
Principal payments on long-term obligations	(43,074)	(116,816)	(12,971)
Proceeds from borrowings	—	38,500	378,750
Financing fees	—	(1,510)	(9,367)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(43,074)	(79,826)	356,412

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,885)	56,843	(3,948)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	116,114	59,271	63,219

CASH AND CASH EQUIVALENTS AT END OF YEAR	$83,229	$116,114	$59,271

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$24,093	$34,278	$13,061
Federal and state income taxes paid	$3,118	$228	$3
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$91,985	—	—
Accrued capital expenditures	$1,749	$2,064	$8,564
Issuance of common shares	—	—	$24,680

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2007	58,539,300	$585	$431,071	$(207,836)	$(103,610)	$120,210
Issuance of common shares	4,000,000	40	24,640			24,680
Stock-based compensation plans
Grant of restricted stock	104,978	1	(1)			—
Issuance of common shares	6,000					—
Amortization of stock awards and restricted stock			2,381			2,381
Comprehensive income
Net earnings				19,587		19,587
Other comprehensive income, net of tax					34,440	34,440

Total comprehensive income						$54,027
Adjustment to initially record uncertain tax positions				(1,295)		(1,295)

BALANCE AT DECEMBER 31, 2007	62,650,278	$626	$458,091	$(189,544)	$(69,170)	$200,003
Stock-based compensation plans
Grant of restricted stock	636,100	6	(6)			—
Issuance of common shares	1,034	—	(138)			(138)
Forfeited restricted stock	(40,100)	—	—			—
Amortization of stock awards and restricted stock			2,208			2,208
Comprehensive loss
Net loss				(55,990)		(55,990)
Other comprehensive loss, net of tax					(65,691)	(65,691)

Total comprehensive loss						$(121,681)

BALANCE AT DECEMBER 31, 2008	63,247,312	$632	$460,155	$(245,534)	$(134,861)	$80,392
Stock-based compensation plans
Grant of restricted stock	200,000	2	(2)			—
Issuance of common shares	19,952	1	(83)			(82)
Forfeited restricted stock	(50,700)	(1)	1			—
Amortization of stock awards and restricted stock			1,316			1,316
Debt extinguishment, net of tax			41,435			41,435
Comprehensive income
Net earnings				34,449		34,449
Other comprehensive income, net of tax					88,472	88,472

Total comprehensive income						$122,921

BALANCE AT DECEMBER 31, 2009	63,416,564	$634	$502,822	$(211,085)	$(46,389)	$245,982

See notes to consolidated financial statements.

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Nature of Operations

The Company includes three independently certificated airlines through its wholly owned subsidiaries. Its airline subsidiaries are ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”), and Air Transport International, LLC (“ATI”). The airlines primarily operate as cargo airlines within the U.S. The Company’s operations include a wholly owned aircraft leasing business, Cargo Aircraft Management, Inc. (“CAM”). CAM leases aircraft to each of the Company’s airlines as well as to non-affiliated airlines.

ABX provides airlift including aircraft flight crews and maintenance to DHL Network Operations (USA), Inc. under an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”). Under a Hub Services agreement, ABX provided package handling, sorting and other cargo-related services to DHL Express (USA), Inc. through August 2009 (DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. are collectively referred to as “DHL”). DHL, an international, integrated delivery company, is the Company’s largest customer, accounting for 55% of the Company’s revenues from continuing operations in 2009.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, spare parts inventory, depreciation and impairments of property, equipment, goodwill and intangibles, labor contract settlements, post-retirement obligations, income taxes, contingencies and litigation. Changes in estimates and assumptions may have a material impact on the consolidated financial statements.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated. The accounts of CHI and its subsidiaries, including CAM, CCIA and ATI, are included in the consolidated financial statements as of the date of acquisition; accordingly, the activities of CHI are not included in the consolidated statements of operations and consolidated statements of cash flows for 2007.

Cash and Cash Equivalents

The Company classifies short-term, highly liquid investments with maturities of three months or less at the time of purchase as cash and cash equivalents. These investments, consisting of money market funds, are recorded at cost, which approximates fair value. Substantially all deposits of the Company’s cash are held in accounts that exceed federally insured limits. The Company deposits cash in common financial institutions which management believes are financially sound.

Inventory

The Company’s inventory is comprised primarily of expendable spare parts and supplies used for its aircraft fleets. These items are generally charged to expense when issued for use. The Company values aircraft spare parts inventory at weighted-average cost and maintains a related obsolescence reserve. The Company records an obsolescence reserve on a base stock of inventory for each fleet type. The amortization of base stock for the obsolescence reserve corresponds to the expected life of each fleet type. Additionally, the Company monitors the usage rates of inventory parts and segregates parts that are technologically outdated or no longer used in its fleet types. Slow moving and segregated items are actively marketed and written down to their estimated net realizable values based on market conditions.

Management analyzes the inventory reserve for reasonableness at the end of each quarter. That analysis includes consideration of the expected fleet life, amounts expected to be on hand at the end of a fleet life, and recent events and conditions that may impact the usability or value of inventory. Inventory values reflect obsolescence reserves of $7.2 million and $7.0 million for 2009 and 2008, respectively. Events or conditions that may impact the expected life, usability or net realizable value of inventory include additional aircraft maintenance directives from the Federal Aviation Administration, changes in Department of Transportation regulations, new environmental laws and technological advances.

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

Goodwill and Intangible Assets

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350-20 Intangibles—Goodwill and Other, the Company assesses, during the fourth quarter of each year, whether acquired goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company finds it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually in the fourth quarter.

Property and Equipment

Property and equipment are stated at cost, net of any impairment recorded, in accordance with FASB ASC Topic 360-10 Property, Plant and Equipment. The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

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

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $1.8 million for 2009, $3.1 million for 2008 and $2.1 million for 2007.

Discontinued Operations

In accordance with the guidance of FASB ASC topic 205-20 Presentation of Financial Statements, a business component whose operations are discontinued is reported as discontinued operations if the cash flows of the component have been eliminated from the ongoing operations of the Company, and the Company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations. FASB ASC topic 205-20 requires the reclassification of amounts presented for prior years to reflect their classification as discontinued operations.

Exit Activities

The Company accounts for the costs associated with exit activities in accordance with FASB ASC Topic 420-10 Exit or Disposal Cost Obligations. One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee and requires no significant future services, other than a minimum retention period, for the employee to earn the termination benefits. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with FASB ASC Topic 715-30 Compensation—Retirement Benefits in the event that a significant number of employees are terminated or a pension plan is suspended.

Self-Insurance

The Company is self-insured for certain claims relating to workers’ compensation, aircraft, automobile, general liability and employee healthcare. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Other liabilities included $41.3 million and $10.0 million at December 31 2009 and 2008, respectively, for self-insurance reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs reserved.

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

Under FASB ASC Topic 740-10 Income Taxes, the Company recognizes the benefit of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax benefit is not recognized if it has a less than a 50% likelihood of being sustained. The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense.

Comprehensive Income

Comprehensive income (loss) includes net earnings or loss and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s pension liability, unrealized gains and losses on available-for-sale marketable securities and gains and losses associated with interest rate hedging instruments.

Fair Value Information

Assets or liabilities that are required to be measured at fair value are reported using the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820-10 Fair Value Measurements and Disclosures establishes three levels of input that may be used to measure fair value:

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

Revenue Recognition

Revenues from DHL were determined based on expenses incurred during a period under the two commercial agreements with DHL and were recognized when the related services are performed. Except for the amendments described below, expenses incurred under these agreements were generally subject to a base mark-up of 1.75%, which was recognized in the period the expenses were incurred. Certain costs, the most significant of which include interest on the promissory note due to DHL, rent and ramp and landing fees incurred under the two commercial agreements were reimbursed and included in revenues without mark-up.

Both agreements also allowed the Company to earn incremental mark-up above the base 1.75% mark-up (up to 1.60% under the DHL ACMI agreement, and 2.10% under the Hub Services agreement) as determined from the achievement of certain cost-related and service goals outlined in the two commercial agreements. The agreements stipulated the setting of quarterly and annual cost-related goals and annual service goals expressly specified in each of the two agreements. The Company measured quarterly goals and recorded incremental revenues in the quarter in which earned. Historically, at the end of each fiscal year, the Company measured the achievement of annual goals and recorded any incremental revenues earned by achieving the annual goals during the fourth quarter.

ABX and DHL amended the DHL ACMI agreement and the Hub Services agreement to set the base mark-up and incremental mark-up to specific amounts for fourth quarter of 2008 and for each quarter of 2009. Under these revenue amendments, annual goals were not set for 2009, nor were quarterly cost goals. Instead, the agreed revenue for 2009 included amounts to replace the incremental revenues. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”), which specifies employee severance, retention and other benefits that DHL is obligated to reimburse ABX for payment to its employees that were affected in conjunction with DHL’s U.S. restructuring plan. DHL reimburses ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s 2009 revenues included reimbursement for certain expenses incurred under the commercial agreements, the incremental revenues set by the revenue amendments and reimbursement for employee severance, retention and other benefit costs incurred during the quarter.

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

Lease revenues from aircraft leases are recognized as operating lease revenue on a straight-line basis over the term of the applicable lease agreements.

New Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update (ASU No. 2009-13) pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of ASC 605-25 Revenue Recognition—Multiple-Element Arrangements. The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and the guidance may be applied retroactively. We are currently evaluating the impact that ASU No. 2009-13 will have on our consolidated financial position, results of operations, and cash flows.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, made by Statement of Financial

Accounting Standard No. 167, Accounting for Variable Interest Entities, to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. The amendments are effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. We do not expect the adoption of ASU No. 2009-17 to have a material impact on our consolidated financial position, results of operations, and cash flows.

NOTE B—SIGNIFICANT CUSTOMERS

DHL

In 2008, DHL began to restructure its U.S. operations due to continued losses. DHL’s restructuring significantly impacted ABX’s operations. Pursuant to its 2008 restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services in January 2009. The Hub Services agreement expired without renewal in August 2009. ABX continues to provide DHL with airlift for its international services to and from the U.S. ABX provided aircraft, aircraft flight crews and maintenance to DHL primarily under the DHL ACMI agreement through March 31, 2010.

Subsequent Event

In March 2010, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements effective March 31, 2010. Under the new agreements, DHL will lease 13 Boeing 767 freighter aircraft from CAM and ABX will operate those aircraft for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement will not be based on a cost-plus pricing arrangement, but instead pricing would be based on a pre-defined fee, scaled for the number of aircraft operated and the number of crews provided to DHL. The initial term of the CMI is five years, while the term of the aircraft leases are seven years. The 13 aircraft include the four Boeing 767 aircraft which DHL already had an option to lease under the June 2009 lease option agreement. The terms of those option lease agreements will be extended from 64.5 month terms to 84 month terms. Under the CMI agreement, ABX will be able contract with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft.

At the initiation of the CMI agreement, CAM will not have all 13 Boeing 767 freighter aircraft available for lease to DHL. Until CAM completes the aircraft modification process for the 13 aircraft committed to DHL, ABX will provide bridging aircraft to DHL under short term, month-to-month leases with economic terms similar to the leases for the 13 aircraft.

In conjunction with the termination of the ACMI agreement, ABX and DHL entered into a termination agreement which addressed several open issues between the parties. Under the termination agreement, DHL agreed to pay ABX, in May 2010, its carrying value of $29.7 million to complete the sale of aircraft that ABX previously put to DHL under provisions of the ACMI. The S&R agreement will also be terminated effective April 1, 2010 and DHL agreed to reimburse ABX for $11.2 million of accrued vacation payments which is in addition to $3.2 million previously reimbursed by DHL. The Company’s financial results do not reflect the recognition of $4.1 million of the reimbursement to ABX for additional vacation payments because the revenue recognition requirements under GAAP were not met as of December 31, 2009.

S&R agreement

Through December 31, 2009, ABX has terminated approximately 8,700 employee positions since DHL’s restructuring began in mid-2008. Employees receive severance, retention and other benefits under the S&R agreement executed between ABX and DHL. The S&R agreement specifies employee severance, retention and other benefits, which obligates DHL to reimburse ABX’s payments for employees that are affected by DHL’s U.S. restructuring plan. The same agreement includes provisions to pay ABX for crewmember benefits up to $75 million after ABX and the collective bargaining unit for the crewmembers reach an agreement in regard to the use of those funds for severance, pension funding or other issues arising from DHL’s U.S. restructuring plan. In December 2009, such an agreement was reached and DHL remitted $75 million to ABX. To settle the S&R funding, ABX amended the pilot pension plans in December 2009 to effectively increase benefits of more senior crewmembers. The Company recorded a pension expense of $19.2 million for the benefit amendments. The Company also agreed to fund the pilot pension plan with $37.8 million in 2009 in addition to previously remitted contributions. The Company further agreed to pay $43.6 million to terminated crewmembers for severance benefits. As a result, pre-tax earnings for 2009 included $12.2 million for settling the S&R fund with the crewmembers.

Balances with DHL

As a result of DHL’s U.S. restructuring plans, ABX incurred significant termination and wind-down costs. Such costs include severance, vacation payments, medical coverage and workers’ compensation claims to former employees. Such costs are reimbursable to ABX under the provisions of its agreements with DHL. DHL and ABX have an ongoing process to verify that ABX’s costs are subject to reimbursement. To the extent that DHL has not reimbursed ABX’s cost, ABX reflects the amount due from DHL as a receivable.

As specified in the DHL ACMI agreement with DHL, ABX is advanced funds on the first business day of each week for the costs budgeted to be incurred for the upcoming week. Unearned revenue includes the portion of a scheduled payment from DHL that relates to revenues earned in the next quarter. Accounts receivable is primarily from the revenues earned under the commercial agreements. Accounts payable is interest payable on the promissory note. The Company’s balance sheets included the following balances related to transactions with DHL (in thousands):

	December 31
	2009	2008
Assets (Liabilities):
Accounts receivable	$62,672	$63,362
Aircraft put to DHL	29,656	393
Accounts payable	(265)	(392)
Accrued severance and retention	(18,959)	(67,846)
Unearned revenue	(12,880)	(8,749)
Principal portion of note to DHL	(46,000)	(92,276)

Net asset (liability)	$14,224	$(105,508)

BAX Global

A substantial portion of the Company’s revenues, cash flows and liquidity are also dependent on BAX. Revenues from services performed for BAX were approximately 19% and 24% of the Company’s total revenues from continuing operations for the years ended December 31, 2009 and 2008, respectively. Under their agreements with BAX, ATI and CCIA have the right to be the exclusive providers of main deck freighter lift in the BAX U.S. network through December 31, 2011.

The Company’s balance sheets include the following balances related to revenue transactions with BAX (in thousands):

	December 31
	2009	2008
Assets (Liabilities):
Accounts receivable	$5,097	$2,101
Accounts payable	(624)	(1,529)

Net asset	$4,473	$572

NOTE C—WIND-DOWN COSTS

As a result of DHL’s U.S restructuring plan, the Company has incurred costs to reduce the scope of its operations. Under the S&R agreement between DHL and ABX, the severance and retention benefits provided to employees are refunded to ABX by DHL after payments are made by ABX. Wind-down expenses are reflected in the DHL segment and discontinued operations. The wind-down expenses incurred for the years ended December 31, 2009 and 2008 are summarized below (in thousands):

	Severance Benefits	Retention Benefits	Total
Accrued costs at December 31, 2007	$—	$—	$—
Costs incurred	34,051	45,373	79,424
Costs paid	(5,131)	(6,447)	(11,578)
Accrued costs at December 31, 2008	28,920	38,926	67,846
Costs incurred	81,658	28,687	110,345
Costs paid	(91,802)	(67,430)	(159,232)

Accrued costs at December 31, 2009	$18,776	$183	$18,959

In addition to the payments reflected above, the Company contributed $37.8 million in 2009 to the ABX pilots’ pension plan in settlement of certain provisions of the S&R. Wind-down costs in 2010 are not expected to be significant.

NOTE D—DISCONTINUED OPERATIONS

On July 24, 2009, DHL ceased the sort operations in Wilmington, Ohio and transferred the hub operations to CVG. ABX assisted DHL with the transition from Wilmington to CVG by providing temporary staffing for the CVG operations through early September 2009. In conjunction with the transfer of the aircraft hub operations to CVG in July 2009, DHL assumed management of fueling services for its network previously provided by ABX. ABX ceased providing aircraft fuel and related services for its aircraft that remain in the DHL network. ABX’s Hub Services operations and the aircraft fueling operations, which previously had been reported in the DHL segment, are reported as discontinued operations for all periods presented.

ABX sponsors defined benefit plans for retirees that include the former employees of the hub operation. Additionally, ABX is self insured for medical coverage and workers’ compensation. Provisions for the cost of employee injuries were significant in 2009 as a result of ceasing sort operations in Wilmington and record unemployment levels. Besides cash outflows, the Company may incur expenses in the future related to pension obligations, reserves for medical expenses and wage loss for former employees. Carrying amounts of significant assets and liabilities of the discontinued operations are below (in thousands):

	December 31
	2009	2008
Assets
Receivable due from DHL	$21,587	$29,872
Other current assets	—	121

Total Assets	$21,587	$29,993

Liabilities
Accounts payable	$3	$2,332
Employee compensation and benefits	48,280	63,172
Post-retirement	25,420	45,928

Total Liabilities	$73,703	$111,432

The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	December 31
	2009	2008	2007
Revenue	$171,545	$669,060	$601,259
Pre-tax earnings	$9,233	$10,790	$7,567

NOTE E—ACQUISITION OF CHI

On December 31, 2007, the Company acquired all of the outstanding equity securities of CHI. Historically, CHI operations primarily consisted of two cargo airlines, CCIA and ATI, and an aircraft leasing company, CAM. The purchase price for all of CHI’s equity securities was approximately $259 million, consisting of approximately $215 million in cash from ABX, $18 million in cash from CHI and four million of the Company’s common shares, valued at approximately $25 million, which were issued to certain shareholders of CHI. The Company also repaid $101 million of CHI’s existing indebtedness under its senior credit facility and acquired $20 million of CHI cash. The overall transaction value was approximately $340 million, excluding transaction costs. The Company obtained approximately $270 million of these funds from a new unsubordinated term loan.

The transaction was accounted for using the purchase method of accounting as required by FASB ASC Topic 805-10 Business Combinations. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was recorded as goodwill. The purchase price exceeded the fair value of the net assets acquired due to the strategic opportunities and benefits associated with complementary aircraft types and marketing capabilities. Strategic opportunities and potential benefits include the following:

•	Increased customer diversification and revenues

•	Expanded customer solution offerings and entry into aircraft leasing market

•	Improved economies from a larger base of operations

•	Expanded market leadership in Boeing 767 freighter airlift

Unaudited Pro Forma Condensed Combined Financial Information

The following table provides unaudited pro forma condensed combined financial information from continuing operations (in thousands) for the Company after giving effect to the acquisition described above and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma condensed combined financial statements. This information is based on adjustments to the historical consolidated financial statements of CHI using the purchase method of accounting for business combinations. The unaudited pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the acquisition. These unaudited pro forma results are based on assumptions considered appropriate by management and include all material adjustments as considered necessary. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results that would have actually been reported as of the date or for the year presented had the acquisition taken place on such date or at the beginning of the year indicated, or to project the Company’s financial position or results of operations which may be reported in the future (in thousands).

2007
Pro forma revenues	$877,790
Pro forma depreciation and amortization	94,048
Pro forma earnings before income taxes	31,478
Pro forma net earnings	18,590
Pro forma diluted earnings per share	$0.30

The unaudited pro forma results above exclude non-recurring charges recorded by CHI that were directly related to the acquisition by the Company. Combined results for the Company and CHI for the year ended December 31, 2007 were adjusted for the following in order to create the unaudited pro forma results in the table above:

•	Adjustment reflecting an increase in depreciation expense of $3.2 million for the year ended December 31, 2007, reflecting the net impact of fair value adjustments in property, plant and equipment.

•

Adjustment to reflect estimated additional intangible asset amortization expense of $2.6 million for the year ended December 31, 2007, resulting from the fair value adjustments to CHI’s intangible assets.

•

Adjustment to reflect additional interest expense of $20.4 million for the year ended December 31, 2007, respectively, related to the $270 million unsubordinated term loan used to finance the acquisition.

•	Pro forma diluted earnings per share reflects the issuance of four million shares of the Company.

NOTE F—GOODWILL AND OTHER INTANGIBLE ASSETS

In conjunction with the Company’s annual test of goodwill under FASB ASC Topic 350-20 and 350-30 Intangibles—Goodwill and Other, goodwill and customer relationship intangible assets were found to be impaired as of December 31, 2008. The Company recognized an impairment to reduce the value of the customer relationship intangible and recorded goodwill associated with ACMI Services to $7.0 million and $55.4 million, respectively. The Company determined the fair values of ATI and CCIA separately using industry market multiples and discounted cash flows utilizing a market-derived rate of return. The impairment charge was precipitated by a large-scale drop in market values of publicly traded transportation companies, higher costs of capital beginning in the fourth quarter of 2008, and declines in projected cash flows due the deep economic recession. The goodwill was tested as of December 31, 2009 and found not to be impaired.

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Balance as of December 31, 2007	$142,806	$35,848	$178,654
Purchase price adjustment	(452)	(113)	(565)
Income tax allocation	(13,928)	(1,373)	(15,301)
Professional fees	134	33	167
Impairment of goodwill	(73,178)	—	(73,178)

Balance as of December 31, 2008	$55,382	$34,395	$89,777

Balance as of December 31, 2009	$55,382	$34,395	$89,777

Information regarding our other intangible assets as of December 31, 2009 and 2008 is as follows (in thousands):

	December 31
	2009	2008
	Net Book Value	Net Book Value
Customer Relationships	$6,113	$7,000
Certificates	4,000	4,000

Total	$10,113	$11,000

The customer relationship intangible amortizes over seventeen more years while the airline certificates have indefinite lives and therefore are not amortized. At December 31, 2009, the cost and accumulated amortization of the customer relationships was $7.0 million and $0.9 million, respectively. During 2009, the company recorded amortization expense of $0.9 million. During 2008, the Company recorded amortization expense of $2.6 million and recorded an impairment charge of $18.0 million for customer relationship intangibles.

NOTE G—FAIR VALUE MEASUREMENTS

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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$63,831	$—	$63,831

Total Assets	$—	$63,831	$—	$63,831

Liabilities
Interest rate swap	$—	$(3,715)	$—	$(3,715)

Total Liabilities	$—	$(3,715)	$—	$(3,715)

For fair value information on the pension assets refer to Note K.

As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $33.1 million less than the carrying value, which was $377.4 million at December 31, 2009. The non-financial assets, including goodwill and intangible assets, are measured at fair value on a non-recurring basis.

NOTE H—PROPERTY AND EQUIPMENT

At December 31, 2009, the Company’s subsidiaries owned or leased under capital leases 59 aircraft, consisting of 30 Boeing 767, two Boeing 757, 12 Boeing 727, and 15 McDonnell Douglas DC-8 aircraft. Additionally, as of December 31, 2009, CAM owned aircraft with a cost of $66.7 million and accumulated depreciation of $5.7 million under leases to external customers. As of December 31, 2009, CAM had four aircraft with a cost of $50.5 million undergoing modification to standard freighter configuration. Property and equipment, to be held and used, consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Aircraft and flight equipment	$842,235	$899,315
Support equipment	51,903	50,823
Vehicles and other equipment	1,883	1,832
Leasehold improvements	1,255	1,272

	897,276	953,242
Accumulated depreciation	(261,187)	(281,690)

Property and equipment, net	$636,089	$671,552

Aircraft and flight equipment includes $25.0 million of property held under capital leases as of December 31, 2009 and $55.0 million as of December 31, 2008. Accumulated depreciation and amortization includes $9.2 million as of December 31, 2009 and $17.5 million as of December 31, 2008 for property held under capital leases.

ACMI Services had three DC-8 airframes and one 727 airframe with a carrying value of $1.6 million whose engines and rotables were being used for other aircraft in the Company’s fleets. The spare airframes can be reactivated as needed.

Aircraft and Engines Held For Sale

The DHL ACMI agreement granted ABX certain rights to put to DHL any aircraft that is removed from service prior to the expiration of the ACMI. In conjunction with the termination of the ACMI agreement effective March 31, 2010, ABX no longer has the right to put more aircraft to DHL.

The Company had the following aircraft at December 31, 2009 that had been removed from service and were classified as available for sale:

•

Five Boeing 767 non-standard freighter aircraft with a carrying value of $23.8 million and 26 DC-9 aircraft with a carrying value of $5.9 million that had been put to DHL. These carrying values are reflected in the DHL reportable segment.

•

ABX had various spare DC-9 and DC-8 engines and airframes with a carrying value of $1.0 million that were classified as available for sale. These carrying values are not reflected in a reportable segment and are shown in “Other.” These remaining aircraft and engines held for sale are being marketed to parts dealers and private operators.

Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of earnings.

NOTE I—DEBT OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	December 31
	2009	2008
Unsubordinated term loan	$200,250	$222,500
Revolving credit facility	18,500	18,500
Aircraft loans	99,759	106,928
Capital lease obligations-Boeing 767	—	52,864
Capital lease obligations-Boeing 727	12,421	18,648
Promissory note due to DHL, unsecured	46,000	92,276
Other capital leases	497	770

Total long-term obligations	377,427	512,486
Less: current portion	(51,737)	(61,858)

Total long-term obligations, net	$325,690	$450,628

The Company entered into a Credit Agreement with a consortium of lenders on December 31, 2007 that provides for a $75.0 million revolving credit facility and an unsubordinated term loan through December 2012. The unsubordinated term loan and the revolving credit facility are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest and taxes and on prevailing LIBOR or prime rates. At December 31, 2009, the unhedged portion of the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 2.63% (2.89% at December 31, 2009). The agreement provides for the issuance of letters of credit on the Company’s behalf. As of December 31, 2009, the unused revolving credit facility totaled $41.9 million, net of draws of $18.5 million and outstanding letters of credit of $14.6 million. The revolving credit facility at December 31, 2009 carried an interest rate of LIBOR (30-day) plus 2.63% (2.87% at December 31, 2009).

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

The scheduled annual principal payments on long-term debt as of December 31, 2009 for the next five years are as follows (in thousands):

Principal Payments
2010	$51,737
2011	36,305
2012	183,380
2013	9,468
2014	10,151
2015 and beyond	86,386

$377,427

In January, 2008, DHL made a demand for payment in full of the unsecured promissory note. In its demand, DHL asserted that the acquisition by the Company of Cargo Holdings International, Inc. (“CHI”) and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the promissory note. On March 16, 2009, the Company and DHL reached a binding agreement to amend the promissory note and on May 8, 2009, the promissory note was formally amended to resolve DHL’s assertion. DHL agreed it would relinquish its claim that the Company’s acquisition of CHI and the related financing transaction constituted a “change of control.” The Company agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance. In March 2009, the Company recorded the extinguishment of $46.3 million as a capital transaction due to the related party nature of ABX’s relationship with DHL stemming from ABX’s separation from Airborne, Inc. in August 2003. Net of the income tax effects, paid-in capital increased by $29.5 million due to the extinguishment. Based on the anticipated principal payment in 2010, the Company’s balance sheet as of December 31, 2009 reflects the $15.0 million as a current liability. The due date for the remaining $31.0 million remains unchanged, August 2028. Until that time, the promissory note continues to bear interest at a rate of 5% per annum, and DHL will continue to reimburse ABX the interest expense from the note at least through 2012.

In June 2009, ABX executed a Lease Assumption and Option Agreement with DHL pursuant to which DHL (i) assumed financial responsibility for the capital leases associated with five Boeing 767 aircraft that ABX was operating on behalf of DHL under the DHL ACMI agreement; and (ii) was granted the option to lease up to four Boeing 767-200 freighter aircraft from ABX. ABX agreed that, upon DHL’s request, it would continue operating the five Boeing 767 aircraft under the DHL ACMI agreement. ABX granted DHL a credit of $2.5 million as prepaid rent toward each of the four lease option aircraft.

In conjunction with the Lease Assumption and Option Agreement with DHL, the lease agreements for the five Boeing 767 capital lease aircraft were settled and terminated with the lessor during 2009. The Company recorded DHL’s assumption of the lease obligations and debt extinguishment of $45.7 million as a capital transaction due to the related party nature of ABX’s relationship with DHL stemming from ABX’s separation from Airborne, Inc. in August 2003. As a result, paid-in capital increased by $11.9 million. The increase in paid-in capital reflects the removal of aircraft having a net book value of $20.9 million, the recognition of the $10.0 million liability for future rent credits granted to DHL, the settlement of recent lease payments and expenses of $3.9 million, and the tax effect of $6.8 million as well as the extinguishment of the debt.

Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If a lender within the Credit Agreement declares a material adverse event (“MAE”), availability under the revolving credit facility will be reduced by that lender’s portion of the facility. Further, the Credit Agreement provides that if lenders having more than half of the outstanding dollar amount of the commitments assert that an MAE exists at the time the Company attempts to borrow under the Credit Agreement, the lenders can assert that an event of default exists under the Credit Agreement and require the lead bank to exercise its remedies. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. The conditions of the Credit Agreement and the aircraft loans cross-default. The Company is currently in compliance with the financial covenants specified in the Credit Agreement. The Company is restricted from paying dividends on its common stock in excess of $50.0 million during any calendar year under the provisions of the Credit Agreement.

NOTE J—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under operating lease agreements. ABX leases portions of the air park in Wilmington, Ohio under a lease agreement with DHL, the term of which expires upon the earlier to occur of August 15, 2010, or the date that DHL conveys to air park to the local port authority. DHL is expected to transfer ownership of the air park to a regional port authority in the next few weeks. The Company expects to renew the lease, under different terms, with the regional port authority. Expenses for DHL facility lease and sorting equipment were approximately $5.4 million, $12.2 million and $2.0 million for the years ended 2009, 2008 and 2007, respectively, and were reimbursed by DHL without mark-up. Other operating lease expense was $6.6 million, $6.6 million and $3.9 million for the years ended 2009, 2008 and 2007, respectively.

Lease commitments under long-term capital and operating leases at December 31, 2009, are as follows (in thousands):

	Capital Leases	Operating Leases
2010	$7,432	$6,345
2011	6,035	2,297
2012	300	2,141
2013	—	1,873
2014	—	568
2015 and beyond	—	12

Total minimum lease payments	$13,767	$13,236

Less: interest	(849)

Principal obligations	$12,918

Commitments

On September 15, 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. At December 31, 2009, the Company owned four Boeing 767 aircraft that were in modification from passenger door freighter to standard freighter configuration. The Company anticipates costs of approximately $16.6 million to complete the modification of these aircraft. If CAM were to cancel the conversion program as of December 31, 2009, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $0.7 million for non-recurring engineering costs and approximately $7.5 million associated with additional conversion part kits which have been ordered.

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

Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc. The filing was initially made in mid-July of 2003 and updated in April of 2005, September of 2007, December of 2007 and March of 2010 with respect to subsequent events relevant to the DOT’s analysis, including the reorganization of ABX under a holding company structure and the acquisition of Cargo Holdings International, Inc. The DOT will determine whether ABX continues to be a U.S. citizen and fit, willing and able to engage in air transportation of cargo. In the event the DOT were to identify any concerns and ABX was unable to address those concerns to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke ABX’s air carrier certificate and other authorizations, and this would materially and adversely affect the business.

Civil Action Alleging Violations of Immigration Laws

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint. On July 24, 2009, ABX and the current and former executives of ABX filed a motion to dismiss the complaint, which motion is currently pending. On March 18, 2010, the Court issued a decision dismissing three of the five claims, constituting the basis of Plaintiff’s cause of action.

The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.

FAA Enforcement Actions

The Company’s airline operations are subject to complex aviation and transportation laws and regulations that are continually enforced by the DOT and FAA. The Company’s airlines receive letters of investigation (“LOIs”) from the FAA from time to time in the ordinary course of business. The LOIs generally provide that some action of the airline may have been contrary to the FAA’s regulations. The airlines’ respond to the LOIs and if the response is not satisfactory to the FAA, it can seek to impose a civil penalty for the alleged violation. Airlines are entitled to a hearing before an Administrative Law Judge or a Federal District Court Judge, depending on the amount of the penalty being sought, before any penalty order is deemed final.

The FAA issued LOIs to CCIA arising from a focused inspection of that airline’s operations during the fourth quarter which could result in the FAA seeking monetary penalties against CCIA. ABX received an LOI from the FAA alleging that ABX failed to comply with an FAA Airworthiness Directive involving its Boeing 767 aircraft and proposing a monetary settlement. The Company believes it has adequately reserved for those monetary penalties being proposed by the FAA, although it’s possible that the FAA may propose additional penalties exceeding the amounts currently reserved.

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

Employees Under Collective Bargaining Agreements

As of December 31, 2009, the flight crewmembers of ABX, ATI and CCIA were represented by labor unions listed below:

Airline	Labor Agreement Unit	Percentage of Company’s Employees
ABX	International Brotherhood of Teamsters	12.2%
ATI	Airline Pilots Association	8.6%
CCIA	Airline Pilots Association	6.3%

In November 2009, the ABX flight crewmembers ratified an amended collective bargaining (“CBA”). Several key aspects of the CBA are effective April 1, 2010 in conjunction with the new CMI agreement between ABX and DHL.

NOTE K—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Defined Benefit and Post-retirement Healthcare Plans

ABX sponsors a qualified defined benefit pension plan for ABX crewmembers and a qualified defined benefit pension plan for a major portion of its other ABX employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. ABX also sponsors a post-retirement healthcare plan for its ABX employees, which is unfunded. All of ABX’s pension and post-retirement plans are accounted for under FASB ASC Topic 715-20 Compensation—Retirement Benefits.

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

Funded Status

	Pension Plans		Post-retirement Healthcare Plans
	2009	2008	2009	2008
Accumulated benefit obligation	$629,236	$570,452	$33,142	$30,120

Change in benefit obligation
Obligation as of January 1	$633,793	$599,846	$30,120	$32,269
Service cost	12,870	33,310	649	1,867
Interest cost	37,699	38,515	1,767	2,053
Curtailment gain	(78,067)	(50,317)	—	(2,773)
Special termination benefits	1,550	1,072	—	—
Plan amendment	19,189	125	—	—
Plan transfers	1,673	1,918	—	—
Benefits paid	(17,571)	(13,810)	(1,515)	(1,554)
Actuarial (gain) loss	18,100	23,134	2,121	(1,742)

Obligation as of December 31	$629,236	$633,793	$33,142	$30,120

Change in plan assets
Fair value as of January 1	$366,583	$445,086	$—	$—
Actual (loss) gain on plan assets	75,796	(106,210)	—	—
Plan transfers	1,674	1,918	—	—
Employer contributions	83,174	39,599	1,515	1,554
Benefits paid	(17,571)	(13,810)	(1,515)	(1,554)

Fair value as of December 31	$509,656	$366,583	$—	$—

Funded status

Recorded liabilities—net underfunded	$(119,580)	$(267,210)	$(33,142)	$(30,120)

During 2009, the Company amended each defined benefit pension plan to freeze the accrual of additional benefits and had provided notification to the affected employees. In December 2009, the defined benefit pension plans for ABX crewmembers were amended to grant more service credit to active participants for their years of service that occurred before the pension plan was initiated. Employer contributions to the defined benefit pension plans for ABX crewmembers included additional amounts of $37.8 million pursuant to an agreement with the ABX pilots’ union.

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31, 2009 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2009	2008	2009	2008
Unrecognized prior service cost	$—	$7,314	$—	$—
Unrecognized net actuarial loss	58,873	191,046	2,369	248

Accumulated other comprehensive loss	$58,873	$198,360	$2,369	$248

Components of Net Periodic Benefit Cost

ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plans
	2009	2008	2007	2009	2008	2007
Service cost	$12,870	$33,310	$35,695	$650	$1,868	$2,183
Interest cost	37,699	38,515	33,405	1,767	2,053	1,980
Expected return on plan assets	(29,569)	(36,367)	(31,801)	—	—	633
Curtailment (gain) loss	25,048	6,887	—	—	(911)	—
Special termination benefits	1,550	1,072	—	—	—	—
Net amortization and deferral	27,434	6,902	10,781	—	72	—

Net periodic benefit cost	$75,032	$50,319	$48,080	$2,417	$3,082	$4,796

The net periodic expense includes a net curtailment charge of $25.0 and $6.0 million for 2009 and 2008, respectively, to recognize prior service cost of employees terminated in conjunction with the DHL restructuring, as prescribed by FASB ASC Topic 715-30.

The following table sets forth the amounts of unrecognized net actuarial loss recorded in accumulated other comprehensive income expected to be recognized as components of net periodic benefit expense during 2010 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$2,068	$97

Assumptions

Assumptions used in determining ABX’s pension obligations at December 31 were as follows:

	Pension Plans
	2009	2008	2007
Discount rate (for qualified and non-qualified plans)	5.85% - 6.00%	5.85% - 6.20%	6.50%
Expected return on plan assets	7.00%	7.50%	8.00%
Rate of compensation increase (pilots)	4.50%	4.50%	4.50%
Rate of compensation increase (non-pilots)	4.00%	4.00%	4.00%

Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.

The discount rate used to determine post-retirement healthcare obligations was 5.85% for both pilots and non-pilots at December 31, 2009. The discount rates were 6.20% for pilots and 5.85% for non-pilots at December 31, 2008 and 6.50% for both pilots and non-pilots at December 31, 2007. Post-retirement healthcare plan obligations have not been funded. The healthcare cost trend rate used in measuring post-retirement healthcare benefit costs was 8.75% for 2010, decreasing each year by 0.25% until it reaches a 5% annual growth rate in 2025. The effects of a 1% increase and decrease in the healthcare cost trend rate on 2009 cost and the accumulated post-retirement benefit obligation at December 31, 2009, are shown below (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost	$295	$(241)
Effect on accumulated post-retirement benefit obligation	$3,685	$(3,041)

Plan Assets

The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2009	2008
Cash	8%	4%
Equity securities	48%	40%
Fixed income securities	42%	52%
Real estate	2%	4%

	100%	100%

ABX uses an investment management firm to advise it in developing and executing an investment policy. The portfolio is managed with consideration for diversification, quality and marketability. The targeted asset allocation is 50% equity securities, 45% fixed income securities and 5% real estate. The investment policy permits the following ranges of asset allocation: equities – 22.5% to 69.3%; fixed income securities – 38.0% to 76.5%; real estate – 3% to 7%; cash – 0% to 10%. Except for U.S. Treasuries, no more than 10% of the fixed income portfolio and no more than 5% of the equity portfolio can be invested in securities of any single issuer.

An actuarial firm advised ABX in developing the overall expected long-term rate of return on plan assets. The overall expected long-term rate of return was developed using various market assumptions in conjunction with the plans’ targeted asset allocation. The assumptions were based on historical market returns.

Cash Flows

In 2009, ABX made contributions to its defined benefit pension plans of $83.2 million. ABX estimates that its contributions in 2010 will be approximately $40.1 million for its defined benefit pension plans and $2.1 million for its post-retirement healthcare plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2010	$19,059	$2,078
2011	20,986	2,012
2012	22,998	1,911
2013	25,426	1,930
2014	28,436	2,052
Years 2015 to 2019	183,044	12,119

Fair Value Measurements

The pension plan assets are valued at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Temporary Cash Investments—These investments consist of U.S. dollars and foreign currencies held in master trust accounts at The Bank of New York Mellon Corporation. Foreign currencies held are reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. These temporary cash investments are classified as Level 1 investments.

Corporate Stock—This investment category consists of common and preferred stock issued by domestic and international corporations that are regularly traded on exchanges and price quotes for these shares are readily available. These investments are classified as Level 1 investments.

Common Trust Funds—Common trust funds are comprised of shares or units in non-publicly traded funds whereby the underlying assets in these funds (cash, cash equivalents, fixed income securities and equity securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are classified as Level 2 investments.

Mutual Funds—Investments in this category include shares in registered mutual funds, unit trust and commingled funds. These funds consist of domestic equity, international equity and fixed income strategies. Investments in this category that are publicly traded on an exchange and have a share price published at the close of each business day are classified as Level 1 investments and holdings in the other mutual funds are classified as Level 2 investments.

Fixed Income Investments—Securities in this category consist of US Government or Agency securities, state and local government securities, corporate fixed income securities or pooled fixed income securities. Securities in this category that are valued utilizing published prices at the close of each business day are classified as Level 1 investments. Those investments valued by bid data prices provided by independent pricing sources are classified as Level 2 investments.

Real Estate—The real estate investment in a commingled trust account consists of publicly traded real estate investment trusts and collateralized mortgage backed securities as well as private market direct property investments. The valuations for the holdings in these investments are not based on readily observable inputs and are classified as Level 3 investments.

Hedge Funds and Private Equity—These investments are not readily tradable and have valuations that are not based on readily observable data inputs. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3.

As of December 31, 2009, the pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$50	$—	$—	$50
Common trust funds	—	46,690	—	46,690
Corporate stock	42,257	—	—	42,257
Mutual funds	94,713	157,777	—	252,490
Fixed income investments	6,750	127,150	—	133,900
Real estate	—	—	11,160	11,160
Hedge funds and private equity	—	—	23,109	23,109

Total plan assets	$143,770	$331,617	$34,269	$509,656

ABX’s pension investments include hedge funds, private equity and real estate funds whose fair values have been estimated in the absence of readily determinable fair values. Management’s estimates are based on information provided by the fund managers or general partners of those funds. The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant Level 3 unobservable inputs (in thousands).

	Hedge Funds & Private Equity	Real Estate Investments	Total
January 1, 2009	$20,349	$21,315	$41,664
Realized gains (losses)	—	—	—
Unrealized gains (losses)	2,199	(10,155)	(7,956)
Purchases & settlements	561	—	561

December 31, 2009	$23,109	$11,160	$34,269

Crew Sick Leave Post-retirement Benefit

ATI provides a sick leave benefit for ATI crewmembers that accumulates through participant retirement dates. The status of the plan as of December 31, 2009 and 2008 is summarized as follows (in thousands):

	Post-retirement Sick Leave
	2009	2008
Accumulated benefit obligation	$3,002	$2,643

Change in benefit obligation
Obligation as of January 1	$2,643	$2,886
Service cost	209	235
Interest cost	159	160
Plan amendment	—	(248)
Benefits paid	—	(21)
Actuarial (gain) loss	(9)	(369)

Obligation as of December 31	$3,002	$2,643

Change in plan assets
Fair value as of January 1	$—	$—
Employer contributions	—	21
Benefits paid	—	(21)

Fair value as of December 31	$—	$—

Funded status

Recorded liabilities—net underfunded	$(3,002)	$(2,643)

Accumulated other comprehensive income	$572	$617

Assumptions used in determining the crew sick leave post-retirement obligations at December 31 were as follows:

	Post-Retirement Plan
	2009	2008	2007
Discount rate	5.32%	6.40%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Expected benefit payments for the next five years (in thousands) are $337 for 2010, $332 for 2011, $293 for 2012, $288 for 2013 and $226 for 2014. Benefit payments for 2015 to 2019 are expected to be $1.2 million in aggregate.

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

	Years Ended December 31
	2009	2008	2007
Capital accumulation plans	$5,299	$6,484	$8,758
Profit sharing plans	547	1,062	1,068

Total expense	$5,846	$7,546	$9,826

NOTE L—INCOME TAXES

At December 31, 2009, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $88.5 million, which begin to expire in 2023. The deferred tax asset balance includes $1.3 million net of a $0.9 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. During the second quarter of 2008, ABX recorded a valuation allowance against these state NOLs for potential changes in network operations. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets.

The significant components of the deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31
	2009	2008
Deferred tax assets:
Net operating loss carryforward and federal credits	$31,789	$35,873
Capital and operating leases	—	18,503
Post-retirement employee benefits	40,682	103,045
Employee benefits other than post-retirement	22,128	11,659
Other	12,426	7,745

Deferred tax assets	107,025	176,825
Deferred tax liabilities:
Accelerated depreciation and impairment charges	(94,382)	(86,721)
Partnership items	(12,274)	(12,147)
Debt reacquisition	(16,196)	—
State taxes	(2,009)	(2,367)
Valuation allowance against deferred tax assets	(611)	(611)

Deferred tax liabilities	(125,472)	(101,846)

Net deferred tax asset (liability)	$(18,447)	$74,979

The following summarizes the Company’s income tax provisions (in thousands):

	Years Ended December 31
	2009	2008	2007
Current taxes:
State	$399	$371	$112
Deferred taxes:
Federal	16,624	4,897	9,669
State	133	961	1,117

	16,757	5,858	10,786

Total income tax expense from continuing operations	$17,156	$6,229	$10,898

Income tax expense from discontinued operations	$2,986	$3,931	$2,803

Income tax provison for debt extinguishment	$23,612	$—	$—

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rate is as follows:

	Years Ended December 31
	2009	2008	2007
Statutory federal tax rate	35.0%	(35.0%)	35.0%
State income taxes, net of federal tax benefit	0.8%	1.5%	3.1%
Tax effect of non-deductible goodwill	0.0%	45.2%	0.0%
Tax effect of other non-deductible expenses	1.7%	1.4%	3.0%
Other	0.3%	(2.1%)	1.3%

Effective income tax rate	37.8%	11.0%	42.4%

The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rate is as follows:

	Years Ended December 31
	2009	2008	2007
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2%	1.3%	1.3%
Tax effect of other non-deductible expenses	(3.8%)	0.2%	0.7%
Other	0.0%	(0.1%)	0.0%

Effective income tax rate	32.4%	36.4%	37.0%

The Company implemented the provisions of FASB ASC Topic 740-10 Income Taxes, formerly FASB Interpretation No. 48, Accounting for Income Taxes (“FIN 48”) related to uncertain tax provisions, as of January 1, 2007. This interpretation requires financial statement recognition of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of the interpretation was recorded as a $1.3 million charge to the accumulated deficit as of January 1, 2007. This amount represented the total amount of unrecognized tax benefits as of the date of adoption, and when recognized in 2008, impacted the effective tax rate.

At December 31, 2009, the total amount of unrecognized tax benefits of $4.2 million included $1.7 million recorded as a non-current liability and a $2.5 million reduction to the net operating loss deferred tax asset. The unrecognized tax benefits, if recognized, would not materially impact the effective tax rate for the period of recognition. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Total accrued interest and penalties on tax positions were $0.7 million at December 31, 2009 and $0.8 million at December 31, 2008. Interest expense was immaterial for 2009, 2008 and 2007.

Changes in unrecognized tax benefits are as follows (in thousands):

	2009	2008	2007
As of January 1	$5,496	$9,376	$1,295
Additions for tax positions of prior years	—	170	—
Acquisition	—	(2,756)	8,081
Reductions for tax positions of prior years	(1,209)	(1,294)	—

As of December 31	$4,287	$5,496	$9,376

The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to examination by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties.

Prior to 2008, ABX and CHI filed separate consolidated federal tax returns with their respective wholly-owned subsidiaries. ABX’s federal consolidated returns for 2003 through 2006 were examined by the IRS during 2008. No significant changes were issued as a result of the examination. Accordingly, in 2008 the Company reversed $1.3 million of unrecognized tax benefits recorded at the time of implementation of FIN 48. The IRS concluded its examinations of CHI’s federal consolidated returns for 2004 through 2007 during 2009. This examination also resulted in no significant changes. In 2009, the Company reversed another $1.2 million of unrecognized tax benefits recorded related to the CHI acquisition. The unrecognized tax benefits related to the acquisition of CHI, if recognized, would not materially impact the effective tax rate. The remaining unrecognized tax benefits are anticipated to reverse in the next twelve months due to statute expirations.

The consolidated federal tax returns for the years 2003 and 2006 for ABX and the years 2001 and 2007 for CHI remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. Effective in 2008, the Company began to file federal tax returns under the new common parent of the consolidated group that includes ABX, CHI and all the wholly-owned subsidiaries. All returns related to the new consolidated group remain open to examination. State and local returns filed for 2004 though 2009 are generally also open to examination by their respective jurisdictions.

NOTE M—DERIVATIVE INSTRUMENTS

To reduce the effects of fluctuating LIBOR-based interest rates on interest payments that stem from its variable rate outstanding debt, the Company entered into interest rate swaps having combined original notional values of $135.0 million in January 2008. The notional values step downward in conjunction with the underlying debt through December 31, 2012. Under the interest rate swap agreements, the Company will pay a fixed rate of 3.105% and receive a floating rate that resets quarterly based on LIBOR. For the outstanding notional value, the Company expects that the amounts received from the floating leg of the interest rate swap will offset fluctuating payments for interest expense because interest rates for its outstanding debt and the interest rate swap are both based on LIBOR and reset quarterly. In accordance with FASB ASC Topic 815-30 Derivatives and Hedging, the Company accounts for the interest rate swaps as cash flow hedges. There was no ineffective portion of the derivatives.

The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps at December 31, 2009 (in thousands):

		December, 31
		2009		2008
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
December 31, 2012	3.105%	$76,500	$(2,336)	$85,000	$(3,430)
December 31, 2012	3.105%	45,000	(1,379)	50,000	(2,027)

At December 31, 2009, accumulated other comprehensive loss included unrecognized losses of $2.1 million, net of tax, for derivative instruments.

NOTE N—OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes the following transactions for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2009
Actuarial gain for pension liabilities	$112,054	$(40,715)	$71,339
Unrealized gain on derivative instruments	1,742	(632)	1,110
Reclassifications to net income:
Hedging gain realized	(114)	41	(73)
Pension actuarial loss	25,451	(9,238)	16,213
Post-retirement actuarial gain	(2,166)	786	(1,380)
Pension prior service cost	1,983	(720)	1,263

Other comprehensive income	$138,950	$(50,478)	$88,472

2008
Actuarial loss for pension liabilities	$(108,629)	$39,434	$(69,195)
Unrealized gain on marketable securities	22	(8)	14
Unrealized (loss) on derivative instruments	(5,457)	1,981	(3,476)
Reclassifications to net income:
Hedging gain realized	(122)	45	(77)
Pension actuarial loss	1,914	(721)	1,193
Post-retirement actuarial loss	4,294	(1,561)	2,733
Pension prior service cost	4,988	(1,871)	3,117

Other comprehensive (loss)	$(102,990)	$37,299	$(65,691)

2007
Actuarial gain for pension liabilities	$36,573	$(13,026)	$23,547
Unrealized (loss) on marketable securities	(4)	2	(2)
Unrealized gain on derivative instruments	329	(156)	173
Reclassifications to net income:
Hedging gain realized	(109)	42	(67)
Pension actuarial loss	5,963	(2,156)	3,807
Post-retirement actuarial loss	6,072	(2,166)	3,906
Pension prior service cost	4,818	(1,742)	3,076

Other comprehensive income	$53,642	$(19,202)	$34,440

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

	Years Ended December 31
	2009		2008		2007
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,667,100	$4.24	748,700	$7.64	597,000	$7.37
Granted	295,200	0.93	1,353,800	2.95	319,100	8.13
Converted	(196,774)	6.33	(293,050)	6.03	(167,400)	7.62
Cancelled	(259,976)	5.66	(142,350)	6.14	—	—

Outstanding at end of period	1,505,550	$3.07	1,667,100	$4.24	748,700	$7.64

Vested	283,939	$4.18	222,173	$5.62	178,825	$7.70

The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $0.93, $2.95 and $7.83 for 2009, 2008 and 2007, respectively, the value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $2.96 and $9.20 for 2008 and 2007, respectively. There were no market condition awards granted in 2009. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2008 and 2007 using daily stock prices and using the following variables:

	2008	2007
Risk-free interest rate	1.71%	4.67%
Volatility	41.5%	44.1%

For the years ended December 31, 2009, 2008 and 2007, the Company recorded expense of $1.3 million, $2.2 million and $2.4 million, respectively, for stock incentive awards. The Company assumed forfeitures of 101,400 shares in 2009, 80,200 shares in 2008 and none in 2007. At December 31, 2009, there was $0.8 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.0 years. As of December 31, 2009, 1,505,550 awards were outstanding. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of December 31, 2009. These awards could result in a maximum number of 1,814,975 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2011.

NOTE P—EARNINGS PER SHARE

The calculation of basic and diluted earnings (loss) per common share follows (in thousands, except per share amounts):

	December 31
	2009	2008	2007
Earnings (loss) from continuing operations	$28,202	$(62,848)	$14,823

Weighted-average shares outstanding for basic earnings per share	62,674	62,484	58,296
Common equivalent shares:
Effect of stock-based compensation awards	605	—	353

Weighted-average shares outstanding assuming dilution	63,279	62,484	58,649

Basic earnings (loss) per share from continuing operations	$0.45	$(1.01)	$0.26

Diluted earnings (loss) per share from continuing operations	$0.44	$(1.01)	$0.25

Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 630,300 shares, 616,800 shares and 251,700 shares of restricted stock for 2009, 2008 and 2007, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, is immaterial for 2009 and 2007 and 7,529,000 shares for 2008.

NOTE Q—SEGMENT INFORMATION

The Company operates in three reportable segments, as described below. The DHL segment consists of the air cargo transportation services provided to DHL under the DHL ACMI agreement. The DHL segment earnings include interest expense that is reimbursed under the DHL agreement. The ACMI Services segment consists of the ACMI and charter services that the Company provides outside of the DHL ACMI agreement. The CAM segment consists of the Company’s aircraft leasing operations, and its segment earnings includes an allocation of interest expense based on aircraft values. The Company’s other activities, which include contracts with the USPS, aircraft parts sales and maintenance services, fuel management and logistics services, do not constitute reportable segments and are combined in “All other” with interest income, unallocated interest expense and inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents, marketable securities and deferred tax assets are reflected in Assets—All other below. The Company’s segment information for continuing operations is presented below (in thousands):

	Year Ended December 31
	2009	2008	2007
Total revenues:
DHL	$404,153	$480,537	$479,605
ACMI Services	364,671	421,010	55,580
CAM	60,685	47,480	—
All other	64,914	48,707	38,071
Eliminate Inter-segment revenues	(70,940)	(56,048)	—

Total	$823,483	$941,686	$573,256

Customer revenues
DHL	$404,153	$480,537	$479,605
ACMI Services	364,072	419,749	55,580
CAM	10,926	2,729	—
All other	44,332	38,671	38,071

Total	$823,483	$941,686	$573,256

Depreciation and amortization expense:
DHL	$24,842	$41,718	$41,523
ACMI Services	35,205	35,532	9,363
CAM	22,869	15,687	—
All other	1,048	815	749

Total	$83,964	$93,752	$51,635

Segment earnings (loss):
DHL	$27,851	$14,407	$13,612
ACMI Services	541	(84,094)	4,564
CAM	22,775	18,102	—
All other	(5,809)	(5,034)	7,545

Total from continuing operations	$45,358	$(56,619)	$25,721

	December 31
	2009	2008
Assets:
DHL	$195,176	$280,825
ACMI Services	287,800	297,300
CAM	351,172	259,321
Discontinued operations	21,587	29,993
All other	147,038	233,910

Total	$1,002,773	$1,101,349

During 2009, the Company had capital expenditures of $28.0 million, $0.2 million and $72.1 million for the ACMI services, DHL and CAM segments, respectively. The ACMI Services segment includes an impairment charge of $73.2 million on the goodwill and $18.0 million on its acquired intangibles for ATI and CCIA for 2008. Interest income of $0.4 million, $2.3 million and $4.6 million is included in All other pre-tax earnings for 2009, 2008 and 2007, respectively. Interest expense of $5.5 million for 2009, $7.9 million for 2008 and $9.1 million for 2007 is reimbursed through the commercial agreements with DHL and included in the DHL segment earnings above. The remaining interest is included in the All other category. Prior to 2008, all ABX overhead expenses were reimbursed by DHL. Beginning in 2008, a portion of overhead expenses are reflected in All other above and not reimbursed by DHL.

Entity-Wide Disclosures

The Company’s international revenues were approximately $165.4 million, $177.5 million and $47.3 million for 2009, 2008 and 2007, respectively, derived primarily from international flights departing from or arriving in foreign countries. All revenues for the DHL segment are attributed to U.S. operations.

NOTE R—QUARTERLY RESULTS (Unaudited)

The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Revenues from continuing operations	$211,776	$186,995	$174,202	$250,510
Net earnings from continuing operations	8,197	6,838	2,855	10,312
Net earnings from discontinued operations	2,900	1,269	882	1,196
Weighted average shares:
Basic	62,638	62,685	62,685	62,686
Diluted	62,800	63,011	63,731	63,573
Earnings per share from continuing operations
Basic	$0.13	$0.11	$0.05	$0.16
Diluted	$0.13	$0.11	$0.05	$0.16

2008
Revenues from continuing operations	$220,719	$224,317	$239,686	$256,964
Net earnings (loss) from continuing operations	2,877	(661)	4,108	(69,172)
Net earnings from discontinued operations	910	135	857	4,956
Weighted average shares:
Basic	62,417	62,460	62,508	62,549
Diluted	62,651	62,460	62,631	62,549
Earnings (loss) per share from continuing operations
Basic	$0.05	$(0.01)	$0.07	$(1.11)
Diluted	$0.05	$(0.01)	$0.07	$(1.11)

During the fourth quarters of 2008, the Company recognized revenues of $4.4 million for achieving annual cost-related and service goals under the DHL ACMI agreement with DHL. For 2009, the agreements with DHL were amended such that the revenue from cost-related and service goals were recognized quarterly. In the fourth quarter of 2008, the Company recorded an impairment charge of $73.2 million on goodwill and $18.0 million on acquired intangibles.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer, and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2009 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment of those criteria, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The Company’s registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. That report follows.

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Air Transport Services Group, Inc.

Wilmington, Ohio

We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 31, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company’s two principal customers and the Company’s defined benefit plan investments whose fair values have been estimated by management in the absence of readily determinable fair values.

DELOITTE & TOUCHE LLP

Dayton, Ohio

March 31, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is contained in part in the Proxy Statement for the 2010 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.” The information contained therein is incorporated herein by reference.

Executive Officers

The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	55

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

Quint O. Turner	47

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

W. Joseph Payne	46

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

Name	Age	Information
John W. Graber	52

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

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item are contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners,” and the information contained therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this Item is contained in part in the Proxy Statement for the 2010 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence,” and the information contained therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this Item is contained in the Proxy Statement for the 2010 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm,” and the information contained therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements

The following are filed in Part II, item 8 of this Form 10-K Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2009	$469,112	$877,220	$58,289	$1,288,043
December 31, 2008	363,144	545,894	439,926	469,112
December 31, 2007	516,000	103,948	256,804	363,144

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

2.2	Agreement and Plan of Reorganization, dated as of October 17, 2007, by and among ABX Air, Inc., ABX Holdings, Inc. and ABX Merger Sub, Inc. (19)

2.3	Preferred Stock Rights Agreement, dated October 17, 2007, by and between ABX Holdings, Inc. and National City Bank. (19)

2.4	Agreement and Plan of Reorganization and Certificate of Merger, dated December 31, 2007, between ABX Air, Inc., ABX Holdings, Inc. and ABX Merger Sub, Inc. (29).

2.5

Stock Purchase Agreement dated November 1, 2007, by and among ABX Holdings, Inc., CHI Acquisition Corp., Cargo Holdings International, Inc., the Significant Shareholders Named and the Parties Subsequently Joining Hereto Pursuant to Joinder Agreements. (29)

Exhibit No.	Description of Exhibit
Articles of Incorporation

3.1	Certificate of Incorporation of ABX Holdings, Inc. (incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008). (19)

3.2	Bylaws of ABX Holdings, Inc. (incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008). (19)

Instruments defining the rights of security holders

4.1	Specimen of common stock of ABX Holdings, Inc. (3)

4.2	Preferred Stock Rights Agreement dated December 31, 2007 by and between ABX Holdings, Inc. and a rights agent. (19)

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

10.13	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee. (1)

10.14	Form of change in control agreement with CEO and each of the next four highest paid officers. (4)

10.15	Form of Retention Bonus Agreement with CEO and each of the next four highest paid officers. (4)

10.15a	Form of Amendment to Retention Bonus Agreement. (15)

Exhibit No.	Description of Exhibit
10.16	Director compensation fee summary. (6)

10.17	Form of Executive Incentive Compensation Plan for CEO and the next four highest paid officers. (9)

10.18	Credit Agreement, dated as of March 31, 2004. (7)

10.19	Amendment No.1-dated June 18, 2004 to the Credit Agreement dated as of March 31, 2004. (8)

10.20	Form of Long-Term Incentive Compensation plan for officers, dated July 12, 2005. (10)

10.21	Amendment to the Hub and Line-Haul Services Agreement, dated August 9, 2005. (11)

10.22	Form of Long-Term Incentive Compensation Plan for directors, dated October 4, 2005. (12)

10.23	Aircraft modification agreement with Israel Aircraft Industries, Ltd. (13)

10.24	Consent to Assignment of ACMI Service Agreement and Hub & Line-Haul Services Agreement. (13)

10.25	Agreement with DHL, dated March 15, 2006. (13)

10.26	Letter from DHL dated July 19, 2006, notifying ABX Air, Inc. of a change to the scope of services under the DHL ACMI agreement. (14)

10.27	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (14)

10.28	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (15)

10.29	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (16)

10.30	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (17)

10.31	Aircraft Loan and Security Agreement and related promissory note, dated July 18, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (18)

10.32

Credit Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc., CHI Acquisition Corp., SunTrust Bank as Administrative Agent, Regions Bank as Syndication Agent and the other lenders from time to time a party thereto. (19)

10.33	Guarantee and Collateral Agreement dated December 31, 2007, executed by ABX Holdings, Inc., ABX Air, Inc., CHI Acquisition Corp. and each direct and indirect subsidiary of ABX Holdings, Inc. (19)

10.34	Escrow Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc., the Significant Shareholders who are signatories thereto and Wells Fargo Bank, National Association. (19)

10.35	Securities Purchase Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc. and the Significant Shareholders who are signatories thereto. (19)

10.36	Form of Senior Subordinated Convertible Note of ABX Holdings, Inc. (19)

10.37	Form of Senior Subordinated Notes of ABX Air, Inc. (19)

10.38	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (29)

10.39	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (29)

10.40	Employment Agreement between Cargo Holdings International, Inc. and Peter Fox, dated November 1, 2007. (19)

Exhibit No.	Description of Exhibit
10.41	First Amendment to Credit Agreement. (20)

10.42	First Amendment to Escrow Agreement, among ABX Holdings, Inc. and the Significant Shareholders. (21)

10.43	Assignment Agreement with SunTrust Bank and ABX Material Services, Inc. (22)

10.44	Assignment Agreement with Regions Bank and ABX Material Services, Inc. (22)

10.45	Severance and Retention Agreement dated August 15, 2008, between DPWN Holdings (USA), Inc. and ABX Air, Inc. (23)

10.46	Agreement dated September 9, 2008, between Israel Aerospace Industries Ltd. and Cargo Aircraft Management, Inc. for airline conversion. (23)

10.47

Second Amendment to the ACMI Services Agreement by and between DHL Network Operations (USA), Inc. as successor in interest to the Airborne (“Groundco”) and ABX Air, Inc. (“Airco”), dated August 15, 2003, as previously amended on April 27, 2004 (“ACMI Agreement”), dated November 8, 2008. (24)

10.48

Third Amendment to the Hub and Line-Haul Services Agreement by and between DHL Express (USA), Inc. as successor in interest to the Airborne (“Groundco”) and ABX Air, Inc. (“Airco”), dated August 15, 2003, as previously amended on April 27, 2004 (“ACMI Agreement”) and August 8, 2005 (the “Hub Services Agreement”) dated November 9, 2008. (24)

10.49

Second Amendment, dated January 30, 2009, to Escrow Agreement among Air Transport Services Group, Inc., ABX Air, Inc., each of the significant shareholders listed on the Schedule of Significant Shareholders attached thereto, and Wells Fargo Bank, NA, as escrow agent. (25)

10.50	Second Amendment, dated November 9, 2008, to the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (26)

10.51	Third Amendment, dated November 9, 2008, to the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (26)

10.52

Letter Agreement, dated April 16, 2009, Concerning Base and Incremental Markup for the Second Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (27)

10.53

Letter Agreement, dated April 16, 2009, Concerning Base and Incremental Markup for the Second Quarter of 2009 under the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (27)

10.54	Amended and Restated First Non-Negotiable Promissory Note between ABX Air, Inc., as maker, and DHL Express (USA), Inc., as holder, dated May 8, 2009. (27)

10.55	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009. (27)

10.56	Lease Assumption and Option Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated May 29, 2009. (27)

10.57

Letter Agreement, dated November 9, 2009, Concerning Base and Incremental Markup for the Third Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (28)

10.58

Letter Agreement, dated November 9, 2009, Concerning Base and Incremental Markup for the Third Quarter of 2009 under the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (28)

10.59

Fourth Amendment, dated November 11, 2009, to the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc., as successor in interest to Airborne, Inc. (“Groundco”) and ABX Air, Inc. (“Airco”), dated August 15, 2003. (28)

Exhibit No.	Description of Exhibit
10.60

Letter Agreement, dated March 4, 2010, Concerning Base and Incremental Markup for the Fourth Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003, filed herewith.

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (6)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on May 9, 2003 with the Securities and Exchange Commission.
(2)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on June 18, 2003 with the Securities and Exchange Commission, as amended.
(3)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on July 9, 2003 with the Securities and Exchange Commission, 2003, as amended.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 with the Securities and Exchange Commission.
(5)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 25, 2004 with the Securities and Exchange Commission.
(6)	The Company’s Code of Ethics can be accessed from the Company’s Internet website at www.atsginc.com.
(7)	Incorporated by reference to the Company’s 8-K filed on April 7, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2004 with the Securities and Exchange Commission.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2004 with the Securities and Exchange Commission.
(10)	Incorporated by reference to the Company’s 8-K filed on July 12, 2005.
(11)	Incorporated by reference to the Company’s 8-K filed on August 9, 2005.
(12)	Incorporated by reference to the Company’s 8-K filed on October 4, 2005.
(13)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.
(15)	Incorporated by reference to the Company’s Annual Report of Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2007.
(19)	Incorporated by reference to the Company’s 8-K/A, submitted for filing with the Securities and Exchange Commission on March 14, 2008.
(20)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on January 25, 2008.
(21)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on March 21, 2008.
(22)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on August 13, 2008.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2008.
(24)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 23, 2009 with the Securities and Exchange Commission.
(25)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on February 5, 2009.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2009.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2009.
(29)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE Joseph C. Hete	President and Chief Executive Officer	March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/S/ JAMES H. CAREY James H. Carey	Director and Chairman of the Board	March 31, 2010

/S/ JAMES E. BUSHMAN James E. Bushman	Director	March 31, 2010

/S/ JEFFREY A. DOMINICK Jeffrey A. Dominick	Director	March 31, 2010

/S/ JOHN D. GEARY John D. Geary	Director	March 31, 2010

/S/ JOSEPH C. HETE Joseph C. Hete	Director, President and Chief Executive Officer	March 31, 2010

/S/ RANDY D. RADEMACHER Randy D. Rademacher	Director	March 31, 2010

/S/ J. CHRISTOPHER TEETS J. Christopher Teets	Director	March 31, 2010

/S/ JEFFREY J. VORHOLT Jeffrey J. Vorholt	Director	March 31, 2010

/S/ QUINT O. TURNER Quint O. Turner	Chief Financial Officer	March 31, 2010