Form 10-Q
period 2010-03-31
Air Transport Services Group, Inc.
filed 2010-05-10
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010

Commission File Number 000-50368

(Exact name of registrant as specified in its charter)

Delaware	26-1631624
(State of incorporation or organization)	(IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

(937) 382-5591

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 10, 2010, Air Transport Services Group, Inc. had outstanding 63,775,766 shares of common stock, par value $.01.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2009 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
REVENUES	$160,944	$211,776

OPERATING EXPENSES
Salaries, wages and benefits	47,250	93,963
Fuel	30,606	24,540
Depreciation and amortization	20,800	21,473
Maintenance, materials and repairs	17,769	18,797
Landing and ramp	6,948	11,588
Travel	5,192	5,755
Rent	3,735	2,438
Insurance	2,838	2,805
Other operating expenses	9,906	9,756

	145,044	191,115

INTEREST EXPENSE	(5,189)	(7,646)
INTEREST INCOME	73	178

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,784	13,193

INCOME TAXES	(4,034)	(4,996)

EARNINGS FROM CONTINUING OPERATIONS	6,750	8,197

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	405	2,900

NET EARNINGS	$7,155	$11,097

EARNINGS PER SHARE - Basic
Continuing operations	$0.11	$0.13

Discontinued operations	0.01	0.05

NET EARNINGS PER SHARE	$0.12	$0.18

EARNINGS PER SHARE - Diluted
Continuing operations	$0.11	$0.13

Discontinued operations	0.01	0.05

NET EARNINGS PER SHARE	$0.12	$0.18

WEIGHTED AVERAGE SHARES
Basic	62,792	62,638

Diluted	63,605	62,800

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,685	$83,229
Accounts receivable, net of allowance of $1,257 in 2010 and $1,288 in 2009	43,372	87,708
Inventory	5,142	5,226
Prepaid supplies and other	8,823	7,093
Deferred income taxes	31,597	31,597
Aircraft and engines held for sale	30,237	30,634

TOTAL CURRENT ASSETS	227,856	245,487

Property and equipment, net	639,240	636,089
Other assets	28,759	21,307
Intangibles	9,900	10,113
Goodwill	89,777	89,777

TOTAL ASSETS	$995,532	$1,002,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,272	$38,174
Accrued salaries, wages and benefits	29,803	44,077
Accrued severance and retention	11,030	18,959
Accrued expenses	15,897	16,429
Current portion of debt obligations	60,438	51,737
Unearned revenue	10,288	15,340

TOTAL CURRENT LIABILITIES	168,728	184,716

Long-term debt obligations	307,865	325,690
Post-retirement liabilities	129,084	152,297
Other liabilities	61,029	44,044
Deferred income taxes	61,998	50,044

Commitments and contingencies (Note I)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,408,566 and 63,416,564 shares issued and outstanding in 2010 and 2009, respectively	634	634
Additional paid-in capital	502,897	502,822
Accumulated deficit	(203,930)	(211,085)
Accumulated other comprehensive loss	(32,773)	(46,389)

TOTAL STOCKHOLDERS’ EQUITY	266,828	245,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$995,532	$1,002,773

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2010	2009
OPERATING ACTIVITIES:
Net earnings from continuing operations	$6,750	$8,197
Net earnings from discontinued operations	405	2,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,800	21,723
Pension and post-retirement amortization	137	8,517
Deferred income taxes	4,194	4,903
Amortization of stock-based compensation	83	319
Gains on asset disposition, net of impairments	(2)	(702)
Changes in assets and liabilities:
Accounts receivable	34,579	7,225
Inventory and prepaid supplies	36	5,376
Accounts payable	(1,380)	7,601
Unearned revenue	10,874	(705)
Accrued expenses, salaries, wages and benefits and other liabilities	(22,451)	(35,636)
Post-retirement liabilities	(1,199)	(4,537)
Other	618	602

NET CASH PROVIDED BY OPERATING ACTIVITIES	53,444	25,783

INVESTING ACTIVITIES:
Capital expenditures	(19,208)	(10,035)
Proceeds from the sale of property and equipment	344	3,652
Proceeds from redemptions of marketable securities	—	26

NET CASH (USED IN) INVESTING ACTIVITIES	(18,864)	(6,357)

FINANCING ACTIVITIES:
Principal payments on borrowings	(9,124)	(11,540)

NET CASH (USED IN) FINANCING ACTIVITIES	(9,124)	(11,540)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,456	7,886
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	83,229	116,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,685	$124,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$3,913	$5,775

Income taxes paid	$117	$93

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued capital expenditures	$6,227	$7,700

Capital contribution through debt extinguishment	$—	$29,477

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

The interim period consolidated financial statements of Air Transport Services Group, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information, footnotes and disclosures required by generally accepted accounting principles for complete financial statements and are unaudited. The results of operations and cash flows for any interim periods are not necessarily indicative of results that may be reported for the full year. The December 31, 2009 financial amounts are extracted from the annual audited financial statements.

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included.

Nature of Operations

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

The Company, through ABX, has had long term contracts with DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. which are collectively referred to as “DHL,” since August 16, 2003. DHL, an international, integrated delivery company, is the Company’s largest customer. In March 2010, the Company and DHL executed new follow-on agreements effective March 31, 2010. Under the new agreements, DHL will lease 13 Boeing 767 freighter aircraft from CAM while ABX operates those aircraft for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. Prior to the new, follow-on agreements, ABX provided aircraft, flight crews and maintenance to DHL under an aircraft, crew, maintenance and insurance agreement (“ACMI”).

Through its airline subsidiaries, the Company provides airlift to other customers typically through ACMI agreements. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX/Schenker”) under ACMI agreements. BAX/Schenker is the Company’s second largest customer. BAX/Schenker provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation, primarily to the U.S. military, using its McDonnell Douglas DC-8 combi aircraft, which are certified to carry passengers as well as cargo on the main deck.

In addition to its airline operations and aircraft leasing services, the Company sells aircraft parts, provides aircraft and equipment maintenance services; operates three mail sorting facilities for the U.S. Postal Service (“USPS”); and provides specialized services for aircraft fuel management and freight logistics.

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

Goodwill and Intangible Assets

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350-20 Intangibles—Goodwill and Other, the Company assesses, during the fourth quarter of each year, whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if the Company finds it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually in the fourth quarter.

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

Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are as follows:

Aircraft and flight equipment	3 to 20 years
Package handling and ground support equipment	5 to 10 years
Vehicles and other equipment	3 to 8 years

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

The airlines’ General Electric CF6 engines that power the Boeing 767 aircraft are maintained under “power by the hour” agreements with engine maintenance providers. Under the power by the hour agreements, these CF6 engines are maintained by the service providers for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for the airlines’ other aircraft engines are typically contracted to service providers on a time and material basis. The accounting policy for major airframe and engine maintenance, other than the CF6 engines, varies by airline subsidiary. ATI and CCIA capitalize the cost of major maintenance and amortize the costs over the useful life of the overhaul. ABX expenses the cost of airframe and engine overhauls as incurred.

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.5 million and $0.6 million for the quarters ended March 31, 2010 and 2009, respectively.

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

Self-Insurance

The Company is self-insured for certain claims relating to workers’ compensation, aircraft, automobile, general liability and employee healthcare. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Other liabilities included $41.5 million and $41.3 million at March 31, 2010 and December 31, 2009 respectively, for self-insurance reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs reserved.

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

Under FASB ASC topic 740-10 Income Taxes, the Company recognizes the impact of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax provision is not recognized if it has a less than a 50% likelihood of being sustained. The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense.

Comprehensive Income

Comprehensive income (loss) includes net earnings or loss and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s pension liability and gains and losses associated with interest rate hedging instruments.

Fair Value Information

Assets or liabilities that are required to be measured at fair value are reported using the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Revenue Recognition

Revenues from the DHL ACMI agreement were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the ACMI agreement to set mark-ups to specific quarterly amounts for 2009 and the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specifies employee severance, retention and other benefits that DHL reimburses to ABX for payment to its employees that were affected in conjunction with DHL’s U.S. restructuring plan. DHL is obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s revenues for the first quarters of 2010 and 2009 included reimbursement for expenses incurred under the DHL ACMI agreement, the incremental mark-up revenues set by the DHL ACMI amendments and reimbursement for employee severance, retention, vacation and other benefit costs incurred during the period.

ACMI revenues from agreements other than the DHL ACMI are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of services. Aircraft lease revenues are recognized as operating lease revenue on a straight-line basis over the term of the applicable lease agreements.

New Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update (ASU No. 2009-13) pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of ASC 605-25 Revenue Recognition - Multiple-Element Arrangements. The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and the guidance may be applied retroactively. We do not believe that ASU No. 2009-13 will have a material impact on our consolidated financial position, results of operations, and cash flows.

NOTE B—SIGNIFICANT CUSTOMERS

In March 2010, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements effective March 31, 2010. Under the new agreements, DHL will lease 13 Boeing 767 freighter aircraft from CAM while ABX operates those aircraft for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on a pre-defined fee, scaled for the number of aircraft operated and the number of crews provided to DHL. The initial term of the CMI is five years, while the term of the aircraft leases are seven years. Under the CMI agreement, ABX can contract with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft.

At the initiation of the CMI agreement, CAM did not have all 13 Boeing 767 freighter aircraft available for lease to DHL. Until CAM completes the aircraft modification process for the 13 aircraft committed to DHL, ABX will provide bridging aircraft to DHL under short term, month-to-month arrangements with economic terms similar to the leases for the 13 aircraft.

The S&R agreement was terminated effective April 1, 2010. In conjunction with the termination of the ACMI agreement and the S&R agreement, ABX and DHL entered into a termination agreement which addressed several open issues between the parties. Under the termination agreement, DHL agreed to pay ABX, in May 2010, the aircraft carrying value of $29.7 million to complete the sale of aircraft that ABX previously put to DHL under provisions of the ACMI agreement. DHL agreed to reimburse ABX for $11.2 million of accrued vacation payments which is in addition to $3.2 million previously reimbursed by DHL. The Company’s financial results for the quarter ended March 31, 2010 reflect the recognition of $4.1 million of revenue for vacation payments which DHL has agreed to reimburse to ABX and were not previously recognized in revenues.

ABX and DHL are in the process of settling final obligations under the ACMI and S&R agreements. As a result of DHL’s U.S. restructuring plans, ABX is incurring significant termination and wind-down costs. Such costs include severance, vacation payments, medical coverage and workers’ compensation claims to former employees and are reimbursable to ABX under the provisions of its agreements with DHL. To the extent that DHL has not reimbursed ABX’s cost, ABX reflects the amount due from DHL as a receivable. If ABX and DHL cannot agree on reimbursement of any disputed amounts, the recovery of cost by ABX may be delayed or may ultimately be less than expected.

The Company’s balance sheets included the following balances related to transactions with DHL (in thousands):

	March 31, 2010	December 31, 2009
Assets (Liabilities):
Accounts receivable	$23,371	$62,672
Other assets	7,726	—
Aircraft put to DHL	29,656	29,656
Accounts payable	(697)	(265)
Accrued severance and retention	(11,030)	(18,959)
Unearned revenue	(5,860)	(12,880)
Other liabilites	(15,926)	—
Principal portion of note to DHL	(46,000)	(46,000)

Net asset (liability)	$(18,760)	$14,224

Continuing revenues from contracted services performed for DHL were approximately 41% and 56% of the Company’s consolidated revenues from continuing operations for the three months ended March 31, 2010 and 2009, respectively.

A substantial portion of the Company’s revenues are derived from providing services to BAX/Schenker and the U.S. Military. Revenues from services performed for BAX were approximately 27% and 19% of the Company’s total revenues from continuing operations for the three months ended March 31, 2010 and 2009, respectively. Under their agreements with BAX/Schenker, ATI and CCIA have the right to be the exclusive providers of main deck freighter lift in the BAX/Schenker U.S. network through December 31, 2011. Revenues from services performed for the U.S. Military were approximately 14% and 11% of the Company’s total revenues from continuing operations for the three months ended March 31, 2010 and 2009, respectively.

NOTE C—WIND-DOWN COSTS

As a result of DHL’s U.S restructuring plan, the Company has incurred costs to reduce the scope of its operations. Under the S&R agreement between DHL and ABX, the severance and retention benefits provided to employees are refunded to ABX by DHL after payments are made by ABX. Wind-down expenses are reflected in the DHL segment and discontinued operations. The wind-down expenses incurred for the quarter ended March 31, 2010 are summarized below (in thousands):

	Severance Benefits	Retention Benefits	Total
Accrued costs at December 31, 2009	$18,776	$183	$18,959
Costs incurred	(742)	240	(502)
Costs paid	(7,426)	(1)	(7,427)

Accrued costs at March 31, 2010	$10,608	$422	$11,030

Wind-down costs estimated to be incurred during the remainder of 2010 are not expected to be significant.

NOTE D—DISCONTINUED OPERATIONS

Under a hub services agreement, ABX provided package handling, sorting and other cargo-related services to DHL through August 2009. On July 24, 2009, DHL ceased the sort operations in Wilmington, Ohio and transferred the hub operations to Cincinnati/Northern Kentucky International Airport (“CVG”). ABX assisted DHL with the transition from Wilmington to CVG by providing temporary staffing for the CVG operations through early September 2009. In conjunction with the transfer of the aircraft hub operations to CVG in July 2009, DHL assumed management of fueling services for its network previously provided by ABX. ABX ceased providing aircraft fuel and related services for its aircraft that remain in the DHL network. ABX’s hub services operations and the aircraft fueling operations, which previously had been reported in the DHL segment, are reported as discontinued operations for all periods presented.

ABX sponsors defined benefit plans for retirees that include the former employees of the hub operation. Additionally, ABX is self insured for medical coverage and workers’ compensation. The Company may incur expenses and cash outlays in the future related to pension obligations, reserves for medical expenses and wage loss for former employees. Carrying amounts of significant assets and liabilities of the discontinued operations are below (in thousands):

	March 31, 2010	December 31, 2009
Assets
Receivable due from DHL	$6,736	$21,587
Other assets	7,726	—

Total Assets	$14,462	$21,587

Liabilities
Accounts payable	$—	$3
Employee compensation and benefits	45,643	48,280
Post-retirement	23,866	25,420

Total Liabilities	$69,509	$73,703

The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	Three months ended March 31,
	2010	2009
Revenue	—	$68,776
Pre-tax earnings	$636	$4,573

NOTE E—FAIR VALUE MEASUREMENTS

The Company’s money market funds and derivative financial instruments are reported on the Company’s consolidated balance sheet at fair values based on market values from identical or comparable transactions. The fair value of the Company’s money market funds and derivative financial instruments are based on observable inputs (Level 2) from comparable market transactions. The use of quoted prices in active markets for identical assets (Level 1) and significant unobservable inputs (Level 3), was not necessary in determining the fair value of the Company’s financial assets and liabilities.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
	March 31, 2010
Assets
Cash equivalents—money market	$—	$45,135	$—	$45,135

Total Assets	$—	$45,135	$—	$45,135

Liabilities
Interest rate swap	$—	$(4,463)	$—	$(4,463)

Total Liabilities	$—	$(4,463)	$—	$(4,463)

	December 31, 2009
Assets
Cash equivalents—money market	$—	$63,831	$—	$63,831

Total Assets	$—	$63,831	$—	$63,831

Liabilities
Interest rate swap	$—	$(3,715)	$—	$(3,715)

Total Liabilities	$—	$(3,715)	$—	$(3,715)

The carrying amounts for accounts receivable, accounts payable and accrued liabilities approximate fair value. As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $29.7 million less than the carrying value, which was $368.3 million at March 31, 2010.

NOTE F—INCOME TAXES

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2010 have been estimated utilizing a 37.4% rate based on year-to-date income and projected results for the full year, excluding discrete items. The final effective tax rate to be applied to 2010 will depend on the actual amount of pre-tax book income generated by the Company for the full year.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and international jurisdictions. Prior to 2008, ABX and Cargo Holdings International, Inc. (“CHI”) filed separate consolidated federal tax returns with their respective wholly-owned subsidiaries. The consolidated federal tax returns for the years 2003 through 2006 for ABX and the years 2001 through 2007 for CHI remain open to federal examination by the Internal Revenue Service (“IRS”) only to the extent of net operating loss carryforwards carried over from or utilized in those years. Effective in 2008, the Company began to file federal tax returns under the new common parent of the consolidated group that includes ABX, CHI and all the wholly-owned subsidiaries. All returns related to the new consolidated group remain open to examination by the IRS. State and local returns filed for 2004 through 2008 are generally also open to examination by their respective jurisdictions. The Company believes it is reasonably possible that there will be a decrease of approximately $4.3 million in unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations.

The Company reduced deferred tax assets for post retirement benefits by $8.0 million in 2010 to reflect the tax effect associated with the changes to crewmembers post retirement health care benefit plan. (see Note J).

NOTE G—PROPERTY AND EQUIPMENT

At March 31, 2010, the Company’s subsidiaries owned or leased under capital leases 62 aircraft in service condition, consisting of four Boeing 767 aircraft leased to external customers, two Boeing 757, 11 Boeing 727, 15 McDonnell Douglas DC-8 and 30 Boeing 767 aircraft operated by the Company’s airlines. Additionally, as of March 31, 2010, CAM had three aircraft with a cost of $39.1 million undergoing modification to standard freighter configuration. Property and equipment, to be held and used, consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Aircraft and flight equipment	$864,265	$842,235
Support equipment	52,327	51,903
Vehicles and other equipment	1,883	1,883
Leasehold improvements	1,270	1,255

	919,745	897,276
Accumulated depreciation	(280,505)	(261,187)

Property and equipment, net	$639,240	$636,089

Aircraft and flight equipment includes $25.6 million of property held under capital leases as of March 31, 2010 and $25.0 million as of December 31, 2009. Accumulated depreciation and amortization includes $10.7 million as of March 31, 2010 and $9.2 million as of December 31, 2009 for property held under capital leases. CAM owned aircraft with a cost of $88.0 million and accumulated depreciation of $9.6 million that were under leases to external customers as of March 31, 2010.

ACMI Services had three DC-8 airframes and one Boeing 727 airframe with a carrying value of $1.5 million whose engines and rotables were being used for other aircraft in the Company’s fleets. The spare airframes can be reactivated as needed. At March 31, 2010, ACMI Services included one Boeing 727 aircraft which had been severely damaged in a windstorm during 2010. The cost to repair the aircraft is insured, except for $0.5 million which will be paid by the Company.

Aircraft and Engines Held For Sale

The DHL ACMI agreement granted ABX certain rights to put to DHL any aircraft that is removed from service prior to the expiration of the ACMI. In conjunction with the termination of the ACMI agreement effective March 31, 2010, ABX no longer has the right to put more aircraft to DHL.

The Company had the following aircraft at March 31, 2010 that had been removed from service and were classified as available for sale:

•

Five Boeing 767 non-standard freighter aircraft with a carrying value of $23.8 million and 26 DC-9 aircraft with a carrying value of $5.9 million that had been put to DHL. These carrying values are reflected in the DHL reportable segment.

•

ABX had various spare DC-9 and DC-8 engines and airframes with a carrying value of $0.5 million that were classified as available for sale. These carrying values are not reflected in a reportable segment and are shown in “Other.” These remaining aircraft and engines held for sale are being marketed to parts dealers and private operators.

Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of earnings.

NOTE H—DEBT OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Unsubordinated term loan	$194,687	$200,250
Revolving credit facility	18,500	18,500
Aircraft loans	97,889	99,759
Capital lease obligations-Boeing 727	10,802	12,421
Promissory note due to DHL, unsecured	46,000	46,000
Other capital leases	425	497

Total long-term obligations	368,303	377,427
Less: current portion	(60,438)	(51,737)

Total long-term obligations, net	$307,865	$325,690

The Company has a credit agreement with a consortium of lenders that provides for a $75.0 million revolving credit facility and an unsubordinated term loan through December 2012 (“Credit Agreement”). The unsubordinated term loan and the revolving credit facility are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest and taxes and on prevailing LIBOR or prime rates. At March 31, 2010, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 2.63% (2.93% at March 31, 2010). The agreement provides for the issuance of letters of credit on the Company’s behalf. As of March 31, 2010, the unused revolving credit facility totaled $41.7 million, net of draws of $18.5 million and outstanding letters of credit of $14.8 million. The revolving credit facility at March 31, 2010 carried an interest rate of LIBOR (30-day) plus 2.63% (2.87% at March 31, 2010).

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

The Company expects to make a principal payment of $15.0 million toward the DHL Note in May 2010. Based on the anticipated principal payment in 2010, the Company’s balance sheet as March 31, 2010, reflects the $15.0 million as a current liability. The due date for the remaining $31.0 million remains unchanged, August 2028. Until that time, the promissory note continues to bear interest at a rate of 5% per annum, and DHL will continue to reimburse ABX the interest expense from the note at least through 2012. Beginning April 1, 2010 and extending through the term of the CMI agreement, the balance of the DHL Note amortizes ratably without payment.

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

NOTE I—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases airport facilities and certain operating equipment under operating lease agreements. ABX leases portions of the air park in Wilmington, Ohio under a lease agreement with DHL, the term of which expires upon the earlier to occur of August 15, 2010, or the date that DHL conveys the airpark to the local port authority. DHL is expected to transfer ownership of the air park to a regional port authority. The Company expects to consummate a new lease, under different terms, with the regional port authority.

Commitments

On September 15, 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. At March 31, 2010, the Company owned three Boeing 767 aircraft that were in modification from passenger door freighter to standard freighter configuration. The Company anticipates costs of approximately $13.0 million to complete the modification of these aircraft. If CAM were to cancel the conversion program as of March 31, 2010, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $8.0 million associated with additional conversion part kits which have been ordered.

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

Civil Action Alleging Violations of Immigration Laws

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint. On July 24, 2009, ABX and the current and former executives of ABX filed a motion to dismiss the complaint. On March 18, 2010, the Court issued a decision dismissing three of the five claims, constituting the bases of Plaintiff’s cause of action.

The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.

FAA Enforcement Actions

The Company’s airline operations are subject to complex aviation and transportation laws and regulations that are continually enforced by the DOT and FAA. The Company’s airlines receive letters of investigation (“LOIs”) from the FAA from time to time in the ordinary course of business. The LOIs generally provide that some action of the airline may have been contrary to the FAA’s regulations. The airlines respond to the LOIs and if the response is not satisfactory to the FAA, it can seek to impose a civil penalty for the alleged violations. Airlines are entitled to a hearing before an Administrative Law Judge or a Federal District Court Judge, depending on the amount of the penalty being sought, before any penalty order is deemed final.

The FAA issued LOIs to CCIA arising from a focused inspection of that airline’s operations during the fourth quarter of 2009 which could result in the FAA seeking monetary penalties against CCIA. ABX also received an LOI from the FAA alleging that ABX failed to comply with an FAA Airworthiness Directive involving its Boeing 767 aircraft and proposing a monetary settlement. The Company believes it has adequately reserved for those monetary penalties being proposed by the FAA, although it is possible that the FAA may propose additional penalties exceeding the amounts currently reserved.

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

Employees Under Collective Bargaining Agreements

As of March 31, 2010, the flight crewmembers of ABX, ATI and CCIA were represented by labor unions listed below:

Airline	Labor Agreement Unit	Percentage of Company’s Employees
ABX	International Brotherhood of Teamsters	11.8%
ATI	Airline Pilots Association	9.5%
CCIA	Airline Pilots Association	5.8%

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

	Three Months Ended March 31,
	Pension Plans		Post-retirement Healthcare Plan
	2010	2009	2010	2009
Service cost	$2,286	$3,470	$162	$153
Interest cost	9,169	9,434	362	10
Expected return on plan assets	(8,900)	(7,105)	—	—
Amortization of prior service cost	—	619	(417)	—
Amortization of net loss	517	7,912	51	427

Net periodic benefit cost	$3,072	$14,330	$158	$590

During 2009, the Company amended each defined benefit pension plan to freeze the accrual of additional benefits. These freezes took effect on December 31, 2009 and April 1, 2010. During 2010, the Company modified the post-retirement health care plan for crewmembers of ABX. Instead of a life-time benefit, benefits for covered individuals will terminate upon reaching age 65 under the modified post-retirement health care plan. As a result, the Company’s liabilities for post-retirement healthcare benefits declined by $22.0 million and other accumulated comprehensive loss, net of tax effects of $8.0 million, decreased by $14.0 million.

NOTE K—DERIVATIVE INSTRUMENTS

To reduce the effects of fluctuating LIBOR-based interest rates on interest payments that stem from its variable rate outstanding debt, the Company entered into interest rate swaps having combined original notional values of $135.0 million in January 2008. The notional values step downward in conjunction with the underlying debt through December 31, 2012. Under the interest rate swap agreements, the Company will pay a fixed rate of 3.105% and receive a floating rate that resets quarterly based on LIBOR. For the outstanding notional value, the Company expects that the amounts received from the floating leg of the interest rate swap will offset fluctuating payments for interest expense because interest rates for its outstanding debt and the interest rate swap are both based on LIBOR and reset quarterly. The Company accounts for the interest rate swaps as cash flow hedges. There is no ineffective portion of the derivatives.

The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		March 31, 2010		December 31, 2009
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
12/31/2012	3.105%	$74,375	$(2,807)	$76,500	$(2,336)
12/31/2012	3.105%	43,750	(1,656)	45,000	(1,379)

At March 31, 2010, accumulated other comprehensive loss included unrecognized losses of $2.6 million, net of income tax, for derivative instruments.

NOTE L—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the three month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2010
Net income			$7,155
Other comprehensive income:
Post-retirement liabilities negative prior service cost	$22,014	$(7,991)	14,023
Unrealized loss on hedge derivatives	(748)	272	(476)
Reclassifications to net income:
Hedging gain realized in net income	(27)	10	(17)
Pension actuarial loss	517	(188)	329
Post-retirement actuarial loss	37	(14)	23
Post-retirement negative prior service cost	(417)	151	(266)

Total other comprehensive income	$21,376	$(7,760)	13,616

Comprehensive income			$20,771

2009
Net income			$11,097
Other comprehensive income:
Unrealized gain on marketable securities	$—	$20	20
Unrealized gain on hedge derivatives	194	(70)	124
Reclassifications to net income:
Hedging gain realized in net income	(29)	10	(19)
Pension actuarial loss	7,912	(2,872)	5,040
Post-retirement actuarial gain	(14)	5	(9)
Pension prior service cost	619	(225)	394

Total other comprehensive income	$8,682	$(3,132)	5,550

Comprehensive income			$16,647

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

	Three Months Ended March 31, 2010
	Target number of shares	Weighted average grant date value
Outstanding at beginning of period	1,505,550	$3.07
Granted	—	—
Converted	(27,539)	9.20
Cancelled	(104,611)	5.33

Outstanding at end of period	1,373,400	$2.78

Vested	256,400	$3.64

For the three month periods ended March 31, 2010 and 2009, the Company recorded expense of $0.1 million and $0.3 million, respectively, for stock incentive awards. At March 31, 2010, there was $0.6 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 0.8 years. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of March 31, 2010. These awards could result in a maximum number of 1,633,100 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2011.

NOTE N—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income from continuing operations	$6,750	$8,197

Weighted-average shares outstanding for basic earnings per share	62,792	62,638
Common equivalent shares:
Effect of stock-based compensation awards	813	162

Weighted-average shares outstanding assuming dilution	63,605	62,800

Basic earnings per share from continuing operations	$0.11	$0.13

Diluted earnings per share from continuing operations	$0.11	$0.13

The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 11,000 at March 31, 2010 and 6,010,000 at March 31, 2009.

NOTE O—SEGMENT INFORMATION

The Company operates in three reportable segments, as described below. The DHL segment consists of the air cargo transportation services provided to DHL under the former ACMI agreement. The DHL segment earnings include interest expense that is reimbursed under the DHL agreement. The ACMI Services segment consists of the ACMI and charter services that the Company provides outside of the ACMI agreement with DHL. The CAM segment consists of the Company’s aircraft leasing operations and its segment earnings includes an allocation of interest expense based on aircraft values. The Company’s other activities, which include contracts with the USPS, aircraft parts sales and maintenance services, fuel management and logistics services, do not constitute reportable segments and are combined in “All other” with interest income, unallocated interest expense and inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets—All other below. The Company’s segment information for continuing operations is presented below (in thousands):

	Three Months Ended March 31
	2010	2009
Total revenues:
DHL	$48,487	$113,537
ACMI Services	98,226	86,034
CAM Leasing	17,802	13,017
All other	17,453	11,563
Eliminate Inter-segment revenues	(21,024)	(12,375)

Total	$160,944	$211,776

Customer revenues
DHL	$48,487	$113,537
ACMI Services	98,226	86,034
CAM Leasing	3,766	2,056
All other	10,465	10,149

Total	$160,944	$211,776

Depreciation and amortization expense:
DHL	$4,276	$8,346
ACMI Services	9,619	8,135
CAM Leasing	6,740	4,797
All other	165	195

Total	$20,800	$21,473

Segment earnings (loss):
DHL	$8,283	$8,108
ACMI Services	(900)	1,870
CAM Leasing	6,539	4,750
All other	(3,138)	(1,535)

Total from continuing operations	$10,784	$13,193

	March 31, 2010	December 31, 2009
Assets:
DHL	$156,343	$195,176
ACMI Services	285,805	287,800
CAM Leasing	365,778	351,172
Discontinued operations	14,462	21,587
All other	173,144	147,038

Total	$995,532	$1,002,773

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc. and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as “the Company,” “we,” “our” or “us” from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.

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

SEGMENTS

The Company has three reportable segments: DHL, ACMI Services, and CAM Leasing which are discussed below. A summary of our revenues and segment earnings from continuing operations is shown below (in thousands):

	Three Months Ended March 31
	2010	2009
Revenues:
DHL segment
ACMI mark-ups	$4,650	$3,616
S&R (non-recurring)	4,000	19,212
Reimbursable	39,837	90,709

Total DHL	48,487	113,537
ACMI Services
Charter and ACMI	76,891	69,921
Other Reimbursable	21,335	16,113

Total ACMI Services	98,226	86,034
CAM Leasing	17,802	13,017
Other Activities	17,453	11,563

Total Revenues	181,968	224,151
Eliminate internal revenues	(21,024)	(12,375)

Customer Revenues	$160,944	$211,776

Pre-tax Earnings:
DHL
ACMI mark-ups	$4,734	$3,591
S&R (non-recurring)	3,549	4,517

Total DHL	8,283	8,108
ACMI Services	(900)	1,870
CAM, inclusive of interest expense	6,539	4,750
Other Activities	(1,336)	706
Net non-reimbursed interest expense	(1,802)	(2,241)

Total Pre-tax Earnings	$10,784	$13,193

DHL Segment

The Company, through ABX, has had long term contracts with DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. which are collectively referred to as “DHL,” since August 16, 2003. DHL, an international, integrated delivery company, is the Company’s largest customer. In March 2010, the Company and DHL executed new follow-on agreements effective March 31, 2010. Under the new agreements, DHL will lease 13 Boeing 767 freighter aircraft from CAM while ABX will operate those aircraft for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on a pre-defined fee, scaled for the number of aircraft operated and the number of crews provided to DHL. The initial term of the CMI is five years, while the term of the aircraft leases are seven years, with early termination provisions.

Prior to the new, follow-on agreements, ABX provided flight crews, maintenance and aircraft to DHL under an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) which compensated ABX on a cost-plus mark-up basis. Additionally, under a severance and retention agreement (“S&R agreement”), DHL is obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s DHL segment revenues for the first quarters of 2010 and 2009 includes reimbursement for expenses incurred under the DHL ACMI agreement, mark-ups and reimbursement for employee severance, retention, vacation pay-outs and other benefit costs incurred under the S&R agreement.

Revenues from the DHL segment declined $65.1 million in the first quarter of 2010 compared to the first quarter of 2009. The decline in revenues primarily reflects the reduction in reimbursed expenses for employee staffing and related employee severance and retention benefits which resulted from DHL’s restructuring in 2009. Our pre-tax earnings from the DHL segment increased by $0.2 million in the first quarter of 2010 compared to the corresponding 2009 quarter, due to higher negotiated mark-ups, partially offset by lower pre-tax earnings from the S&R agreement. The DHL segment results for the quarter ended March 31, 2010 reflect the recognition of $3.5 million of revenue for vacation payments to terminated employees which DHL agreed to reimburse to ABX. Revenues for the reimbursement of vacation payments to terminated employee was $4.5 million for the first quarter of 2009.

ACMI Services

Through its three airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. military, typically through ACMI agreements. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX/Schenker”) under ACMI agreements. At March 31, 2010, ACMI Services included 44 in-service aircraft, two less than in December 2009. The reduction reflects the removal from service of a Boeing 727 aircraft which was severely damaged in a wind-storm and a Boeing 767 which was leased by CAM to one of its customers during 2010.

ACMI Services revenues, excluding directly reimbursed fuel expenses, were $76.9 million and $69.9 million during the first quarter of 2010 and 2009, respectively, increasing 10% in 2010 compared to the previous year. This increase in revenues was due to more block hours and the higher cost of aviation fuel for those ACMI, block space and charter contracts that include fuel in their price. Block hours increased 4% for the first quarter of 2010, to 14,889 hours compared to 14,369 hours in the corresponding 2009 quarter. Increased block hours reflect additional Boeing 767 and Boeing 757 aircraft placed into service since the beginning of 2009. The price per gallon of aviation fuel in the first quarter of 2010 increased approximately 31% compared to the first quarter of 2009 ACMI Services results included revenues of $5.5 million and $2.4 million from Boeing 767 freighter aircraft that ABX supplied to DHL during the first quarters of 2010 and 2009, respectively under short-term supplemental agreements.

The pre-tax loss for ACMI Services was $0.9 million for the first quarter of 2010 compared to pretax earnings of $1.9 million during the first quarter of 2009. During the first quarter of 2010, CCIA and ATI experienced an increased number of aircraft departure delays and associated increased maintenance costs as compared to the first quarter of 2009. In addition, CCIA’s Boeing 727 aircraft scheduled in the BAX/Schenker network were assigned to operate on a greater number of multi-stop routes than during the first quarter of 2009, which negatively impacted reliability and increased the costs of operating of those aircraft. Additionally, ATI’s pre-tax earnings in the first quarter of 2010 from its BAX/Schenker agreements declined $0.9 million compared to the first quarter of 2009, as a result of BAX/Schenker reducing DC-8 routes in its domestic network. Further, CCIA experienced a premature engine failure, resulting in a charge off of $0.4 million for the engine. ABX’s transatlantic scheduled service negatively impacted profitability in 2010.

In January 2010, ABX terminated the scheduled transatlantic service which generated losses and replaced that block space agreement with a conventional ACMI agreement which we expect will contribute to the segment’s improved profitability during 2010. On March 31, 2010, amendments to the ABX collective bargaining agreement with its crewmembers became effective. We believe that the lower cost structure and favorable work rules included in the amendment will positively contribute to the future results of ACMI Services.

CAM Leasing

CAM had 45 aircraft that were under lease as of March 31, 2010, 41 of them to ABX, ATI and CCIA. In February 2010, CAM placed a Boeing 767 aircraft under lease to a Miami, Florida based operator, bringing the total number of external aircraft leases to four. In April, 2010 CAM placed seven Boeing 767 aircraft under lease with DHL. At this time, CAM does not have all 13 Boeing 767 freighter aircraft available for lease to DHL. Until CAM completes the aircraft modification process for the 13 aircraft committed to DHL, ABX will operate bridging aircraft for DHL under short term, month-to-month arrangements under economic terms similar to the leases for the 13 aircraft.

Pre-tax segment earnings from CAM were $6.5 million and $4.8 million for the first quarters of 2010 and 2009, respectively. The increase in pre-tax earnings reflected ten additional aircraft that CAM has placed in service since the first quarter of 2009. CAM’s results reflect an allocation of overhead expenses and interest expense based on prevailing interest rates and the carrying value of its operating assets. CAM’s revenues for the first quarters of 2010 and 2009 include $14.0 million and $11.0 million, respectively, for the leasing of aircraft and related services to ATI, CCIA and ABX.

Aircaft Fleet

The Company’s aircraft fleet is summarized below as of March 31, 2010 ($ in thousands).

	DHL	ACMI Services	CAM Leasing	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767	13	16	5	34
Boeing 757	—	2	—	2
Boeing 727	—	11	—	11
DC-8	—	15	—	15

Total	13	44	5	62
Carrying value				$552,812

Operating lease	4	—	—	4

Aircraft in freighter modification
Boeing 767	—	—	3	3
Carrying value				$39,081

Idle aircraft (not scheduled for revenue)
Aircraft owned or under capital lease
DC-8	—	3	—	3
Boeing 727	—	2	—	2
Carrying value				$3,699

Operating lease	—	1	—	1

Other Activities

Through separate subsidiaries, the Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates three U.S. Postal Service (“USPS”) sorting facilities. The Company also provides equipment leasing and facility maintenance, as well as specialized services for aircraft fuel management and freight logistics. These other business activities do not constitute reportable segments. Other activities include general and administrative expenses not associated with the DHL commercial agreements, including an allocation of ABX’s overhead expenses.

External customer revenues from all other activities increased $0.3 million in the first quarter of 2010 compared to the corresponding 2009 quarter. Increased revenues were primarily a result of an increase in aircraft and facility maintenance services when compared to 2009. In May 2009, the aircraft maintenance and engineering business operations of ABX were transferred to a newly formed ATSG subsidiary, Airborne Maintenance and Engineering Services, Inc. (“AMES”).

The pre-tax, net loss from all other activities, including corporate overhead expenses, was $1.3 million for the first quarter of 2010 compared to pre-tax earnings of $0.7 million during the first quarter of 2009. The decline in pre-tax earnings between the periods reflected $1.7 million of incremental pre-tax earnings recorded in 2009 for the sale of spare aircraft engines and parts. Additionally, pre-tax results for 2010 included a charge of $0.5 million to reserve the insurance deductible for CCIA’s Boeing 727 which was damaged during a wind-storm. Internal sales and earnings were eliminated from the consolidated results.

Discontinued Operations

Our pre-tax earnings from discontinued DHL operations were $0.6 million during the first quarter of 2010 compared to $4.6 million for the first quarter of 2009. The decline reflects the discontinuance of sorting operations for DHL in the third quarter of 2009. Our pre-tax earnings from the discontinued DHL operations for the first quarter of 2009 included $2.0 million from contractual cost mark-ups and $2.6 million for the reimbursement from DHL of employee vacation benefits that ABX paid to terminated employees under the S&R agreement. Our pre-tax earnings from the discontinued DHL operations for the first quarter of 2010 of $0.6 million resulted from the reimbursement from DHL of employee vacation benefits.

RESULTS OF OPERATIONS

Consolidated net earnings from continuing operations decreased $1.4 million for the quarter ended March 31, 2010 compared to the corresponding 2009 quarter. Pre-tax earnings from CAM Leasing improved by $1.8 million during the quarter due to additional aircraft leases since the beginning of 2009. Pre-tax earnings from the DHL segment increased $0.2 million, compared to the first quarter of 2009 driven by higher negotiated mark-ups. Additionally, pre-tax earnings improved $0.4 million compared to the first quarter of 2009 due to lower non-reimbursed interest expense. Results for ACMI Services in 2010 negatively impacted consolidated pre-tax earnings. ACMI Services experienced losses on ABX’s transatlantic scheduled service (until ABX transitioned to a standard ACMI agreement in February 2010), and higher aircraft maintenance expenses during the first quarter of 2010. As a result, pre-tax earnings from ACMI services declined $2.8 million in the first quarter of 2010 compared to the first quarter of 2009. Pre-tax earnings from other activities declined $2.0 million during the first quarter of 2010 compared to the first quarter of 2009, when sales of spare engines and parts were higher.

Salaries, wages and benefits expense decreased 50% during the quarter ended March 31, 2010, compared to the corresponding period of 2009. During the first quarter of 2009, this expense line included significant amounts for employee severance and retention benefits. Due primarily to the DHL restructuring, headcount, excluding headcount associated with discontinued operations, declined approximately 26% as of March 31, 2010 compared to March 31, 2009.

Fuel expense increased $6.1 million, or 25%, during the quarter ended March 31, 2010 compared to the corresponding period of 2009. The increase reflects the increase in the average price of aviation fuel compared to the first quarter of 2009. The average price of a gallon of aviation fuel increased 31% in the first quarter of 2010 compared to the first quarter of 2009.

Maintenance, materials and repairs decreased $1.0 million during the quarter ended March 31, 2010 compared to the corresponding period of 2009. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Depreciation and amortization expense decreased $0.7 million during the quarter ended March 31, 2010 compared to the corresponding period of 2009. Depreciation expense decreased due to the removal of the ABX DC-9 fleet, five Boeing 767 aircraft and other flight equipment since the first quarter of 2009. The decrease in depreciation expense was partially offset by increased depreciation for three additional aircraft and the freighter modification costs of five other aircraft redeployed since the beginning of 2009.

Landing and ramp expense, which includes the cost of deicing chemicals, decreased $4.6 million during the quarter ended March 31, 2010 compared to the corresponding period of 2009. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans.

Travel expense decreased $0.6 million during the quarter ended March 31, 2010 compared to the corresponding period of 2009. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans and the resulting decline in required flight crew travel.

Rent expense from continuing operations increased $1.3 million in 2010 compared to the first quarter of 2009. The increase reflects a change in the allocation of expense for the Wilmington, Ohio facility due to the closure of the sorting operations in July 2009. The rent expense for the Wilmington, Ohio facility was fully reimbursed by DHL for the first quarter of 2010 and 2009.

Insurance remained consistent during the quarter ended March 31, 2010 compared to the corresponding period of 2009. While ABX has removed DC-9 aircraft since March 2009, the Company has added Boeing 767 aircraft which are more expensive to insure than the DC-9 aircraft.

Other operating expenses include professional fees, utilities, the cost of parts sold to non-DHL customers and gains from the sale of aircraft and spare engines. Other operating expenses increased $0.1 million during the quarter ended March 31, 2010 compared to the corresponding period of 2009. Gains of $0.7 million from the sale and disposal of spare equipment in 2009 were offset by reductions in professional fees during 2010.

Interest expense decreased $2.5 million during the quarter ended March 31, 2010 compared to the corresponding period of 2009. The decline in interest expense reflects the reduction in the Company’s debt since March 2009 and lower interest rates. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from 4.2% in the first quarter of 2009 to 2.9% for the first quarter of 2010.

Interest income decreased $0.1 million during the quarter ended March 31, 2010 compared to the corresponding period of 2009 due to lower short-term interest rates on our cash and cash equivalents.

The effective tax rate for continuing operations for the quarter ended March 31, 2010 was 37.4% compared to 37.9% for the corresponding period in 2009. Income taxes recorded through March 31, 2010 have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. The effective tax rate for 2010 is projected to be approximately 37.5%. The quarter ended March 31, 2009 included $1.5 million payable for U.S. alternative minimum tax primarily related to the extinguishment of $46.3 million of debt in the first quarter of 2009. No federal tax is currently payable for the first quarter of 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Net cash generated from operating activities was $53.4 million for the first three months of 2010 compared to $25.8 million in the first three months of 2009. The increase in operating cash flows was primarily driven by the collection of receivables due from DHL. We contributed $4.0 million to our pension plans in the first three months of 2010 and plan to contribute $36.1 million more during the remainder of 2010. In April 2010, $25.0 million of the $36.1 million was contributed to the ABX flight crew member pension trust in conjunction with amending the ABX pilot collective bargaining agreement.

Capital spending levels are primarily a result of aircraft modification costs. Cash payments for capital expenditures were $19.2 million in the first three months of 2010 compared to $10.0 million in the first three months of 2009. Capital expenditures in the first quarter of 2010 and 2009 included aircraft and cargo modification costs for three aircraft. Our capital expenditures for 2010 included $12.9 million for aircraft modifications, $5.0 million for required heavy maintenance and $1.3 million for other equipment costs. We estimate the total level of capital spending for all of 2010 will be approximately $114 million compared to $101 million in 2009. Our estimated 2010 capital spending has been increased from $102 million projected in our 2009 Form 10-K to reflect the Company’s potential acquisition and partial freighter conversion of three Boeing 767-300 aircraft on which the Company placed refundable deposits in the second quarter of 2010. Actual capital spending for any future period will be impacted by progress in the aircraft modification process.

Commitments

Through CAM, we have contracted with an aircraft maintenance and modification provider, IAI, to convert some of our Boeing 767 aircraft from passenger door loading systems to standard freighter configuration. The Company had three Boeing 767 aircraft in the modification process from passenger to a standard freighter configuration as of March 31, 2010. Based on the most current projections, we expect to place two of these aircraft into service during the second quarter and one in the third quarter of 2010 as modifications are completed. We have the right to convert up to seven more Boeing 767 aircraft at IAI. We plan to finance the cost of modifying aircraft with existing cash, cash generated from aircraft sold to DHL under existing put options and cash generated from operations during the modification period. If CAM were to cancel the conversion program as of March 31, 2010, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $8.0 million associated with additional conversion part kits which have been ordered.

The Company has agreed to make a principal payment of $15.0 million toward the DHL Note in conjunction with DHL’s settlement of aircraft put options, which is scheduled to occur in May 2010.

Liquidity and Capital Resources

At March 31, 2010, the Company had approximately $108.7 million of cash balances. The Company had $41.7 million of unused credit facility, net of draws of $18.5 million and outstanding letters of credit of $14.8 million, through a syndicated Credit Agreement that expires in December 2012. As of March 31, 2010, DHL owes the Company $23.4 million. Additionally, in conjunction with the termination of the ACMI agreement, ABX and DHL entered into a termination agreement which addressed several open issues between the parties. Under the termination agreement, DHL agreed to pay ABX, in May 2010, its carrying value of $29.7 million to complete the sale of aircraft that ABX previously put to DHL under provisions of the ACMI. The S&R agreement was terminated effective April 1, 2010 and DHL agreed to reimburse ABX for $11.2 million of accrued vacation payments which ABX had previously paid to terminated employees. We believe that our current cash balances and forecasted cash flows provided from our operating agreements, combined with our credit facility will be sufficient to fund our planned operations, pension funding and capital expenditures.

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

Revenue Recognition

Revenues from the DHL ACMI agreement were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the ACMI agreement to set mark-ups to specific quarterly amounts for 2009 and the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specifies employee severance, retention and other benefits that DHL reimburses to ABX for payment to its employees that were affected in conjunction with DHL’s U.S. restructuring plan. DHL is obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s revenues for the first quarters of 2010 and 2009 included reimbursement for expenses incurred under the DHL ACMI agreement, the incremental mark-up revenues set by the DHL ACMI amendments and reimbursement for employee severance, retention, vacation and other benefit costs incurred during the period.

ACMI revenues from agreements with customers other than DHL are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Charter service revenues are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of service.

Goodwill and Intangible Assets

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) topic 350-20 Intangibles – Goodwill and Other, we will assess on an annual basis whether goodwill is impaired. Additional impairment assessments may be performed on an interim basis if we find it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually.

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

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates on our post-retirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates and expected long-term investment returns on plan assets. Additionally, other assumptions concerning retirement ages, and mortality also affect the valuations. For our post-retirement healthcare plans, consideration of future medical cost trend rates is a critical assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.

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

Exit Activities

We account for the costs associated with exit activities in accordance with FASB ASC topic 420-10 Exit or Disposal Cost Obligations. One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee that it will no longer require the services of the employee beyond a minimum retention period. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with FASB ASC topic 715-30 Compensation – Retirement Benefits in the event that the expected working life of employees is significantly reduced due to terminations or a pension plan is suspended.

Recent Accounting Pronouncements

See Note A to our Financial Statements for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk for changes in interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through ACMI and charter agreements with our customers. To reduce the exposure to rising interest rates, we entered into interest rate swaps in January 2008. See Note K of the accompanying financial statement s for discussion of our accounting treatment for these hedging transactions.

No significant changes have occurred to the market risks we face since we disclosed information about those risks in item 7A of the Company’s 2009 Annual Report on Form 10-K filed for the year ended December 31, 2009.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that their disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc. The filing was initially made in mid-July of 2003 and updated in April of 2005, September of 2007, December of 2007 and March of 2010 with respect to subsequent events relevant to the DOT’s analysis, including the reorganization of ABX under a holding company structure and the acquisition of Cargo Holdings International, Inc. The DOT will determine whether ABX continues to be a U.S. citizen and fit, willing and able to engage in air transportation of cargo. In the event the DOT were to identify any concerns and ABX was unable to address those concerns to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke ABX’s carrier certificate and other authorizations, and this would materially and adversely affect the business.

Civil Action Alleging Violations of Immigration Laws

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint. On July 24, 2009, ABX and the current and former executives of ABX filed a motion to dismiss the complaint. On March 18, 2010, the Court issued a decision dismissing three of the five claims, constituting the basis of Plaintiff’s cause of action.

The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.

FAA Enforcement Actions

The Company’s airline operations are subject to complex aviation and transportation laws and regulations that are continually enforced by the DOT and FAA. The Company’s airlines receive letters of investigation (“LOIs”) from the FAA from time to time in the ordinary course of business. The LOIs generally provide that some action of the airline may have been contrary to the FAA’s regulations. The airlines’ respond to the LOIs and if the response is not satisfactory to the FAA, it can seek to impose a civil penalty for the alleged violations. Airlines are entitled to a hearing before an Administrative Law Judge or a Federal District Court Judge, depending on the amount of the penalty being sought, before any penalty order is deemed final.

The FAA issued LOIs to CCIA arising from a focused inspection of that airline’s operations during the fourth quarter of 2009 which could result in the FAA seeking monetary penalties against CCIA. ABX received an LOI from the FAA alleging that ABX failed to comply with an FAA Airworthiness Directive involving its Boeing 767 aircraft and proposing a monetary settlement. The Company believes it has adequately reserved for those monetary penalties being proposed by the FAA, although it’s possible that the FAA may propose additional penalties exceeding the amounts currently reserved.

Environmental Matters

The Ohio Environmental Protection Agency is contemplating a proceeding against DHL, in its capacity as the owner of Wilmington Air Park (“ILN), and ABX, in its capacity as the permit holder for the stormwater treatment system at ILN, arising from the unauthorized discharge of stormwater from ILN on or about May 7, 2008, and seeking a monetary penalty in the amount of $210,000. DHL has agreed to indemnify ABX for this matter under the terms of the Mutual Termination Agreement and Release, dated March 29, 2010, among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc. and ABX Air, Inc.

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

Item 1A. Risk Factors

The Company faces risk factors that could adversely affect our financial condition and results of operations. Many of these risks are disclosed in item 1A of the Company’s 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2010. Additional significant risks have been identified below.

Future results may be impacted by the on-time performance of the Company’s aircraft operations.

ABX’s CMI agreement with DHL, which became effective March 31, 2010, contains penalties if ABX’s monthly on-time performance is below a certain level. If ABX’s on-time reliability falls below a certain level for an extended period of time, DHL may declare default under the CMI agreement. CCIA’s and ATI’s ACMI agreements with BAX/Schenker contain similar provisions.

Under provisions of the CMI and lease agreements with DHL, DHL can terminate the CMI or lease agreements subject to early termination provisions.

DHL may terminate the CMI agreement for convenience at any time during the initial five-year term (other than the first six-months thereof) on the date that it ceases operating or causing to be operated the aircraft on air routes for which the origin and destination are within the United States, subject to providing six months notice and paying to ABX a termination fee. DHL may terminate one or more of the aircraft leases for convenience at any time after the first 24 months of the respective terms thereof, upon providing six months notice and paying to CAM a lump sum amount equal to six months rent. DHL may also terminate one or more aircraft leases at any time after the first 54 months of the term of the CMI agreement, in the event that DHL desires to transfer operational control of such aircraft, but is restricted from doing so by the terms of the collective bargaining agreement between ABX and its pilots’ union providing that members of the pilots’ union have the right to follow the aircraft to another operator, subject to providing six months notice and paying to CAM a lump sum amount equal to two months rent.

Item 6. Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10.1	Air Transportation Services Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc, dated March 29, 2010, filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

10.2	Mutual Termination Agreement and Release, made among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc., and ABX Air, Inc., dated March 29, 2010, filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

10.3	Second Amendment to Lease Assumption and Option Agreement and Exercise of Lease Option, between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010, filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

10.4	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan, filed herewith.

10.5	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan, filed herewith.

10.6	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

AIR TRANSPORT SERVICES GROUP, INC., a Delaware Corporation Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: May 10, 2010

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: May 10, 2010