Form 10-Q
period 2010-06-30
Air Transport Services Group, Inc.
filed 2010-08-04
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010

Commission File Number 000-50368

(Exact name of registrant as specified in its charter)

Delaware	26-1631624
(State of incorporation or organization)	(IRS Employer Identification No.)

145 Hunter Drive

Wilmington, Ohio 45177

(Address of Principal Executive Office)

(937) 382-5591

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 4, 2010, Air Transport Services Group, Inc. had outstanding 63,775,766 shares of common stock, par value $.01.

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$160,111	$186,995	$321,055	$398,771

OPERATING EXPENSES
Salaries, wages and benefits	41,506	89,101	88,756	183,064
Fuel	33,852	23,952	64,458	48,492
Depreciation and amortization	21,752	20,927	42,552	42,400
Maintenance, materials and repairs	17,140	14,499	34,909	33,296
Landing and ramp	5,463	5,374	12,411	16,962
Travel	5,524	4,609	10,716	10,364
Rent	3,641	1,958	7,376	4,396
Insurance	2,154	2,770	4,992	5,575
Other operating expenses	8,672	6,896	18,578	16,652

	139,704	170,086	284,748	361,201
INTEREST EXPENSE	(4,594)	(7,166)	(9,783)	(14,812)
INTEREST INCOME	85	129	158	307

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,898	9,872	26,682	23,065

INCOME TAX EXPENSE	(5,983)	(3,034)	(10,017)	(8,031)

EARNINGS FROM CONTINUING OPERATIONS	9,915	6,838	16,665	15,034

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(233)	1,269	172	4,170

NET EARNINGS	$9,682	$8,107	$16,837	$19,204

EARNINGS PER SHARE - Basic
Continuing operations	$0.16	$0.11	$0.27	$0.24

Discontinued operations	(0.01)	0.02	—	0.07

NET EARNINGS PER SHARE	$0.15	$0.13	$0.27	$0.31

EARNINGS PER SHARE - Diluted
Continuing operations	$0.15	$0.11	$0.26	$0.24

Discontinued operations	—	0.02	—	0.07

NET EARNINGS PER SHARE	$0.15	$0.13	$0.26	$0.31

WEIGHTED AVERAGE SHARES
Basic	62,811	62,685	62,802	62,662

Diluted	64,421	63,011	64,013	62,906

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,660	$83,229
Accounts receivable, net of allowance of $1,700 in 2010 and $1,288 in 2009	35,684	87,708
Inventory	5,740	5,226
Prepaid supplies and other	8,845	7,093
Deferred income taxes	31,597	31,597
Aircraft and engines held for sale	—	30,634

TOTAL CURRENT ASSETS	145,526	245,487

Property and equipment, net	650,408	636,089
Other assets	29,948	21,307
Intangibles	9,686	10,113
Goodwill	89,777	89,777

TOTAL ASSETS	$925,345	$1,002,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,912	$38,174
Accrued salaries, wages and benefits	24,956	44,077
Accrued severance and retention	7,171	18,959
Accrued expenses	15,146	16,429
Current portion of debt obligations	36,788	51,737
Unearned revenue	16,775	15,340

TOTAL CURRENT LIABILITIES	132,748	184,716

Long-term debt obligations	287,269	325,690
Post-retirement liabilities	102,765	152,297
Other liabilities	59,311	44,044
Deferred income taxes	66,988	50,044

Commitments and contingencies (Note I)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,775,766 and 63,416,564 shares issued and outstanding in 2010 and 2009, respectively	638	634
Additional paid-in capital	503,441	502,822
Accumulated deficit	(194,248)	(211,085)
Accumulated other comprehensive loss	(33,567)	(46,389)

TOTAL STOCKHOLDERS’ EQUITY	276,264	245,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$925,345	$1,002,773

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net earnings from continuing operations	$16,665	$15,034
Net earnings from discontinued operations	172	4,170
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,552	42,876
Pension and post-retirement amortization	(503)	17,035
Deferred income taxes	9,640	9,323
Amortization of stock-based compensation	631	710
Extinguishment of DHL note	(1,550)	—
Gains on asset disposition, net of impairments	(8)	(2,099)
Changes in assets and liabilities:
Accounts receivable	40,613	10,528
Inventory and prepaid supplies	(903)	5,653
Accounts payable	(4,851)	(6,133)
Unearned revenue	15,685	(6,609)
Accrued expenses, salaries, wages and benefits and other liabilities	(32,558)	(43,812)
Post-retirement liabilities	(27,518)	(6,300)
Other	1,413	3,315

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,480	43,691

INVESTING ACTIVITIES:
Capital expenditures	(58,344)	(31,364)
Proceeds from the sale of property and equipment	31,115	6,808
Proceeds from redemptions of marketable securities	—	26

NET CASH (USED IN) INVESTING ACTIVITIES	(27,229)	(24,530)

FINANCING ACTIVITIES:
Principal payments on borrowings	(51,820)	(23,211)

NET CASH (USED IN) FINANCING ACTIVITIES	(51,820)	(23,211)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,569)	(4,050)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	83,229	116,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,660	$112,064

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$9,151	$13,509

Income taxes paid	$325	$1,922

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued capital expenditures	$338	$2,204

Capital contribution through debt extinguishment	$—	$29,477

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Nature of Operations

Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”) and three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”). CAM leases aircraft to each of the Company’s airlines as well as to non-affiliated airlines.

Since August 16, 2003, the Company, through ABX, has had long term contracts with DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. which are collectively referred to as “DHL.” DHL, an international, integrated delivery company, is the Company’s largest customer. In March 2010, the Company and DHL executed new follow-on agreements effective March 31, 2010. Under the new agreements, DHL will lease 13 Boeing 767 freighter aircraft from CAM while ABX operates those aircraft for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. Prior to the new, follow-on agreements, ABX provided aircraft, flight crews and maintenance to DHL under an aircraft, crew, maintenance and insurance agreement (“ACMI”).

Through its airline subsidiaries, the Company provides aircraft, flight crews and airline operations to its customers. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX/Schenker”), the Company’s second largest customer. BAX/Schenker provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation, primarily to the U.S. military, using its McDonnell Douglas DC-8 combi aircraft, which are certified to carry passengers as well as cargo on the main deck.

In addition to its airline operations and aircraft leasing services, the Company sells aircraft parts, provides aircraft and equipment maintenance services, operates three mail sorting facilities for the U.S. Postal Service (“USPS”), and provides specialized services for aircraft fuel management and freight logistics.

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

Inventory

The Company’s inventory is comprised primarily of expendable spare parts and supplies used for internal consumption. These items are generally charged to expense when issued for use. The Company values aircraft spare parts inventory for internal consumption at weighted-average cost and maintains a related obsolescence reserve. The Company records an obsolescence reserve on a base stock of inventory for each fleet type. Inventory amortization for the obsolescence reserve corresponds to the expected life of each fleet type. Additionally, the Company monitors the usage rates of inventory parts and segregates parts that are technologically outdated or no longer used in its fleet types. Slow moving and segregated items are actively marketed and written down to their estimated net realizable values based on market conditions.

Management analyzes the inventory reserve for reasonableness at the end of each calendar quarter. That analysis includes consideration of the expected fleet life, amounts expected to be on hand at the end of a fleet life, and recent events and conditions that may impact the usability or value of inventory. Events or conditions that may impact the expected life, usability or net realizable value of inventory include additional aircraft maintenance directives from the Federal Aviation Administration, changes in Department of Transportation regulations, new environmental laws and technological advances. Provisions for inventory obsolence are recorded to maintenance expense.

Goodwill and Intangible Assets

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 Intangibles – Goodwill and Other, the Company assesses, during the fourth quarter of each year, the carrying value of goodwill and indefinite-lived intangible assets. Impairment assessments may be performed on an interim basis if the Company finds it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment, in accordance with FASB ASC 360 Property, Plant and Equipment.

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

The Company periodically evaluates the useful lives, salvage values and fair values of property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of reasons, such as an assessment done quarterly to determine if excess capacity exists in the customer air networks, or changes in regulations governing the use of aircraft.

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

The airlines’ General Electric CF6 engines that power the Boeing 767 aircraft are maintained under “power by the hour” agreements with an engine maintenance provider. Under the power by the hour agreements, these CF6 engines are maintained by the service provider for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for the airlines’ other aircraft engines are typically contracted to service providers on a time and material basis. The accounting policy for major airframe and engine maintenance, other than the CF6 engines, varies by airline subsidiary. ATI and CCIA capitalize the cost of major maintenance and amortize the costs over the useful life of the overhaul. ABX expenses the cost of airframe and engine overhauls as incurred.

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.6 million and $0.4 million for the quarters ended June 30, 2010 and 2009, respectively, and $1.2 million and $1.0 million for the six month period ended June 30, 2010 and 2009, respectively.

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

Exit Activities

The Company accounts for the costs associated with exit activities in accordance with FASB ASC Topic 420-10 Exit or Disposal Cost Obligations. One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee and requires no significant future services, other than a minimum retention period, for the employee to earn the termination benefits. Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. Pension obligations are accounted for in accordance with FASB ASC Topic 715-30 Compensation – Retirement Benefits in the event that a significant number of employees are terminated or a pension plan is suspended.

Self-Insurance

The Company is self-insured for certain claims relating to workers’ compensation, aircraft, automobile, general liability and employee healthcare. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Other liabilities included $40.5 million and $41.3 million at June 30, 2010 and December 31, 2009, respectively, for self-insurance reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs reserved.

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

Revenue Recognition

Revenues from the former DHL ACMI agreement were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the ACMI agreement to set mark-ups to specific quarterly amounts for 2009 and the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specified employee severance, retention and other benefits that DHL reimbursed to ABX for payment to its employees that were affected in conjunction with DHL’s U.S. restructuring plan. DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s revenues for 2009 and the first quarter of 2010 included reimbursement for expenses incurred under the DHL ACMI agreement, the incremental mark-up revenues set by the DHL ACMI amendments and reimbursement for employee severance, retention, vacation and other benefit costs incurred during the period.

Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of services. Aircraft lease revenues are recognized as operating lease revenue on a straight-line basis over the term of the applicable lease agreements.

New Accounting Pronouncements

In July 2010, the FASB issued an Accounting Standards Update No. 2010-20, Receivables, Disclosure about the Credit Quality of Financing Receivables and Allowances for Credit Losses. The new guidance will require additional disclosures about the nature of credit risk in a company’s portfolio of financing receivables, how risk is analyzed and assessed in arriving at the allowance for credit losses and the reasons for changes in the allowance for credit losses. The new guidance will be effective in fiscal years beginning on or after December 15, 2010.

NOTE B—SIGNIFICANT CUSTOMERS

In March 2010, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements effective March 31, 2010. Under the new agreements, DHL will lease 13 Boeing 767 freighter aircraft from CAM while ABX operates those aircraft for DHL under a separate CMI agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on a pre-defined fee, scaled for the number of aircraft operated and the number of crews provided to DHL. The initial term of the CMI is five years, while the term of the aircraft leases are seven years. Under the CMI agreement, ABX can contract with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement.

As of June 30, 2010, CAM had leased nine of the thirteen Boeing 767 freighter aircraft to DHL. Until CAM completes the aircraft modification process for the remaining aircraft committed to DHL, ABX will provide bridging aircraft to DHL under short term, month-to-month arrangements with economic terms similar to the leases for the 13 aircraft.

The S&R agreement with DHL was terminated effective April 1, 2010. In conjunction with the termination of the ACMI agreement and the S&R agreement, ABX and DHL entered into a termination agreement which addressed several open issues between the parties. Under the termination agreement, in May 2010, DHL paid ABX the aircraft carrying value of $29.7 million to complete the sale of aircraft that ABX previously put to DHL under provisions of the ACMI agreement. DHL reimbursed ABX for $11.2 million of accrued vacation payments which is in addition to $3.2 million previously reimbursed by DHL. The Company’s financial results for 2010 reflect the recognition of $4.1 million of revenue in the first quarter of 2010 for vacation payments which DHL reimbursed to ABX and were not previously recognized in revenues. As previously agreed, ABX paid DHL $15.0 million toward the balance of the promissory note with DHL during May 2010. Beginning April 1, 2010 and extending through the term of the DHL CMI agreement, the balance of the note with DHL is extinguished ratably without payment.

The Company’s balance sheets included the following balances related to transactions with DHL (in thousands):

Assets (Liabilities):	June 30, 2010	December 31, 2009
Accounts receivable	$10,319	$62,672
Other assets	9,417	—
Aircraft put to DHL	—	29,656
Accounts payable	(337)	(265)
Unearned revenue	(12,734)	(12,880)
Other liabilites (unearned revenue)	(14,250)	—
Principal portion of note to DHL	(29,450)	(46,000)

Net asset (liability)	$(37,035)	$33,183

Continuing revenues from leases to and contracted services performed for DHL were approximately 32% and 53% of the Company’s consolidated revenues from continuing operations for the three months ended June 30, 2010 and 2009, respectively, and 36% and 55% of total revenues from continuing operations for the six month period ended June 30, 2010 and 2009, respectively.

A substantial portion of the Company’s revenues are derived from providing services to BAX/Schenker and the U.S. Military. Revenues from services performed for BAX/Schenker were approximately 30% and 21% of the Company’s total revenues from continuing operations for the three months ended June 30, 2010 and 2009, respectively, and 29% and 20% of total revenues from continuing operations for the six month period ended June 30, 2010 and 2009, respectively. Under their agreements with BAX/Schenker, ATI and CCIA have the right to be the exclusive providers of main deck freighter lift in the BAX/Schenker U.S. network through December 31, 2011. Revenues from services performed for the U.S. Military were approximately 15% and 10% of the Company’s total revenues from continuing operations for the three months ended June 30, 2010 and 2009, respectively, and 14% and 10% of total revenues from continuing operations for the six month period ended June 30, 2010 and 2009, respectively.

NOTE C—WIND-DOWN COSTS

As a result of DHL’s U.S restructuring plan that was initiated in 2008, the Company has incurred costs to reduce the scope of its operations. Wind-down expenses are reflected in the ACMI Services segment and discontinued operations. The wind-down activity 2010 is summarized below (in thousands):

	Severance Benefits	Retention Benefits	Total
Accrued costs at December 31, 2009	$18,776	$183	$18,959
Costs incurred	(379)	240	(139)
Costs paid	(11,648)	(1)	(11,649)

Accrued costs at June 30, 2010	$6,749	$422	$7,171

Wind-down costs estimated to be incurred during the remainder of 2010 are not expected to be significant.

NOTE D—DISCONTINUED OPERATIONS

Under a hub services agreement, ABX provided package handling, sorting and other cargo-related services to DHL through August 2009. On July 24, 2009, DHL ceased the sort operations in Wilmington, Ohio and transferred the hub operations to the Cincinnati/Northern Kentucky International Airport (“CVG”). ABX assisted DHL with the transition from Wilmington to CVG by providing temporary staffing for the CVG operations through early September 2009. In conjunction with the transfer of the aircraft hub operations to CVG in July 2009, DHL assumed management of fueling services for its network previously provided by ABX. ABX ceased providing aircraft fuel and related services for its aircraft that remain in the DHL network. ABX’s hub services operations and the aircraft fueling operations are reported as discontinued operations for all periods presented.

ABX sponsors defined benefit plans for retirees that include the former employees of the hub operation. Additionally, ABX is self-insured for medical coverage and workers’ compensation. The Company may incur expenses and cash outlays in the future related to pension obligations, reserves for medical expenses and wage loss for former employees. Carrying amounts of significant assets and liabilities of the discontinued operations are below (in thousands):

	June 30, 2010	December 31, 2009
Assets
Receivable due from DHL	$524	$21,587
Other assets	9,417	—

Total Assets	$9,941	$21,587

Liabilities
Accounts payable	$—	$3
Employee compensation and benefits	44,886	48,280
Post-retirement	23,378	25,420

Total Liabilities	$68,264	$73,703

The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	95	$48,112	95	$116,888
Pre-tax earnings (loss)	$(366)	$2,001	$270	$6,574

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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	June 30. 2010
Assets
Cash equivalents - money market	$—	$45,098	$—	$45,098

Total Assets	$—	$45,098	$—	$45,098

Liabilities
Interest rate swap	$—	$(5,044)	$—	$(5,044)

Total Liabilities	$—	$(5,044)	$—	$(5,044)

	December 31, 2009
Assets
Cash equivalents - money market	$—	$63,831	$—	$63,831

Total Assets	$—	$63,831	$—	$63,831

Liabilities
Interest rate swap	$—	$(3,715)	$—	$(3,715)

Total Liabilities	$—	$(3,715)	$—	$(3,715)

The carrying amounts for accounts receivable, accounts payable and accrued liabilities approximate fair value. As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $18.0 million less than the carrying value, which was $324.1 million at June 30, 2010.

NOTE F—INCOME TAXES

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2010 have been estimated utilizing a 37.5% rate based on year-to-date income and projected results for the full year, excluding discrete items. The final effective tax rate to be applied to 2010 will depend on the actual amount of pre-tax book income generated by the Company for the full year.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and international jurisdictions. Prior to 2008, ABX and Cargo Holdings International, Inc. (“CHI”) filed separate consolidated federal tax returns with their respective wholly-owned subsidiaries. The consolidated federal tax returns for the years 2003 through 2006 for ABX and the years 2001 through 2007 for CHI remain open to federal examination by the Internal Revenue Service (“IRS”) only to the extent of net operating loss carryforwards carried over from or utilized in those years. Effective in 2008, the Company began to file federal tax returns under the new common parent of the consolidated group that includes ABX, CHI and all the wholly-owned subsidiaries. All returns related to the new consolidated group remain open to examination by the IRS. State and local returns filed for 2004 through 2008 are generally also open to examination by their respective jurisdictions. The Company believes it is reasonably possible that there will be a decrease of approximately $4.3 million in unrecognized tax benefits within the next twelve months due to the expiration of the applicable statutes of limitations.

The Company reduced deferred tax assets for post retirement benefits by $8.0 million in 2010 to reflect the tax effect associated with the changes to the crewmembers post retirement health care benefit plan. (see Note J).

NOTE G—PROPERTY AND EQUIPMENT

At June 30, 2010, the Company’s subsidiaries owned or leased under capital leases, 60 aircraft in service condition, consisting of 13 Boeing 767 aircraft leased to external customers, two Boeing 757, 11 Boeing 727, 15 McDonnell Douglas DC-8 and 19 Boeing 767 aircraft operated by the Company’s airlines. As of June 30, 2010, the Company had three aircraft with a cost of $49.7 million undergoing modification to standard freighter configuration. Additionally, at June 30, 2010, the Company had two Boeing 767 aircraft which were scheduled to enter into the freighter modification process later in 2010. Property and equipment, to be held and used, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Aircraft and flight equipment	$894,976	$842,235
Support equipment	52,440	51,903
Vehicles and other equipment	1,566	1,883
Leasehold improvements	1,274	1,255

	950,256	897,276
Accumulated depreciation	(299,848)	(261,187)

Property and equipment, net	$650,408	$636,089

Aircraft and flight equipment includes $26.1 million of property held under capital leases as of June 30, 2010 and $25.0 million as of December 31, 2009. Accumulated depreciation and amortization includes $12.5 million as of June 30, 2010 and $9.2 million as of December 31, 2009 for property held under capital leases. CAM owned aircraft with a carrying value of $230.4 million that were under leases to external customers as of June 30, 2010.

At June 30, 2010, ACMI Services had three DC-8 airframes and one Boeing 727 airframe whose engines and rotables were being used for other aircraft in the Company’s fleets. The spare airframes can be reactivated as needed. At June 30, 2010, ACMI Services included one Boeing 727 aircraft which had been severely damaged in a windstorm during 2010. The cost to repair the aircraft is insured, except for $0.5 million which will be paid by the Company. The combined carrying value of the idle DC-8 and Boeing 727 aircraft was $3.3 million at June 30, 2010.

Aircraft and Engines Held For Sale

The DHL ACMI agreement granted ABX certain rights to put to DHL any aircraft that was removed from service prior to the expiration of the ACMI. In May 2010, DHL paid the Company $29.7 million for the carrying value of the five Boeing 767 non-standard freighter aircraft and the 26 DC-9 aircraft previously put to DHL. In conjunction with the termination of the DHL ACMI agreement effective March 31, 2010, ABX no longer has the right to put more aircraft to DHL.

Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of earnings.

NOTE H—DEBT OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Unsubordinated term loan	$189,125	$200,250
Revolving credit facility	—	18,500
Aircraft loans	95,984	99,759
Capital lease obligations-Boeing 727	9,156	12,421
Promissory note due to DHL, unsecured	29,450	46,000
Other capital leases	342	497

Total long-term obligations	324,057	377,427
Less: current portion	(36,788)	(51,737)

Total long-term obligations, net	$287,269	$325,690

The Company has a credit agreement with a consortium of lenders that provides for a $75.0 million revolving credit facility and an unsubordinated term loan through December 2012 (“Credit Agreement”). The unsubordinated term loan and the revolving credit facility are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest and taxes and on prevailing LIBOR or prime rates. At June 30, 2010, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 2.63% (3.17% at June 30, 2010). The Credit Agreement provides for the issuance of letters of credit on the Company’s behalf. As of June 30, 2010, the unused revolving credit facility totaled $60.0 million, net of outstanding letters of credit of $15.0 million.

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

The promissory note due to DHL becomes due in August 2028 as a balloon payment. Until that time, the promissory note continues to bear interest at a rate of 5% per annum, and DHL will continue to reimburse ABX the interest expense from the note through the term of the DHL CMI agreement. Beginning April 1, 2010 and extending through the term of the DHL CMI agreement, the balance of the note is extinguished ratably without payment, and thus is expected to be completely amortized by April 2015.

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

NOTE I—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases portions of the air park in Wilmington, Ohio under a lease agreement with a regional port authority, the term of which expires in May of 2019.

Commitments

On September 15, 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. At June 30, 2010, the Company owned three Boeing 767 aircraft that were in modification from passenger door freighter to standard freighter configuration. The Company anticipates costs of approximately $1.5 million to complete the modification of these aircraft. If CAM were to cancel the conversion program as of June 30, 2010, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $7.1 million associated with additional conversion part kits which have been ordered.

On May 10, 2010, CAM entered into a purchase agreement for three passenger-configured Boeing 767-300 ER aircraft, each equipped with General Electric CF6-80C2-B6 engines. The Company plans to modify the aircraft into standard freighter configurations. The cost to acquire and modify the three Boeing 767-300 aircraft is expected to range from $75.0 million to $90.0 million in total. The Company plans to finance the purchases and modifications from existing cash balances, future operating cash flow and existing credit facilities.

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

Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc., in August 2003. The filing was initially made in mid-July of 2003 and thereafter updated in April of 2005, September of 2007, December of 2007 and March of 2010 with respect to subsequent events relevant to the DOT’s analysis, including the reorganization of ABX under a holding company structure and the acquisition of Cargo Holdings International, Inc. The DOT will determine whether ABX continues to be a U.S. citizen and fit, willing and able to engage in air transportation of cargo. In the event the DOT were to identify any concerns and ABX was unable to address those concerns to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke ABX’s air carrier certificate and other authorizations, and this would materially and adversely affect the business.

Civil Action Alleging Violations of Immigration Laws

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which which was later amended to include a second former employee plaintiff and seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint. On July 24, 2009, ABX and the current and former executives of ABX filed a motion to dismiss the complaint. On March 18, 2010, the Court issued a decision dismissing three of the five claims, constituting the bases of Plaintiff’s cause of action. Most recently, on July 30, 2010, the plaintiffs’ filed a second motion to amend their complaint in an effort to revive one of their dismissed causes of action, which motion is currently pending.

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

Employees Subject to Collective Bargaining Agreements

As of June 30, 2010, the flight crewmembers of ABX, ATI and CCIA were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	11.4%
ATI	Airline Pilots Association	5/1/2004	9.8%
CCIA	Airline Pilots Association	7/31/2013	5.7%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-retirement Healthcare Plan		Pension Plans		Post-retirement Healthcare Plan
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$—	$3,470	$59	$153	$2,286	$6,940	$221	$306
Interest cost	9,169	9,434	146	10	18,338	18,868	508	20
Expected return on plan assets	(8,900)	(7,104)	—	—	(17,800)	(14,209)	—	—
Curtailment loss	—	1,827	—	—	—	1,827	—	—
Amortization of prior service cost	—	619	(1,250)	—	—	1,238	(1,667)	—
Amortization of net loss	517	7,912	104	—	1,034	15,824	155	—

Net periodic benefit cost	$786	$16,158	$(941)	$163	$3,858	$30,488	$(783)	$326

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

During the three and six month periods ended June 30, 2010, the Company paid $26.5 million and $30.5 million of contributions to its defined benefit pension plans, respectively.

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

The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30,		December 31,
		2010		2009
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
12/31/2012	3.105%	$72,250	$(3,176)	$76,500	$(2,336)
12/31/2012	3.105%	42,500	(1,868)	45,000	(1,379)

At June 30, 2010, accumulated other comprehensive loss included unrecognized losses of $2.9 million, net of income tax, for derivative instruments.

NOTE L—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Before Tax	Income Tax (Expense) Benefit	Net of Tax	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2010
Net income			$9,682			$16,837
Other comprehensive income:
Post-retirement liabilities negative prior service cost	$—	$—	—	$22,014	$(7,991)	14,023
Unrealized loss on hedge derivatives	(581)	211	(370)	(1,329)	483	(846)
Reclassifications to net income:
Hedging gain realized in net income	(27)	10	(17)	(54)	20	(34)
Pension actuarial loss	517	(188)	329	1,034	(376)	658
Post-retirement actuarial loss	93	(33)	60	130	(47)	83
Post-retirement negative prior service cost	(1,250)	454	(796)	(1,667)	605	(1,062)

Total other comprehensive income (loss)	$(1,248)	$454	(794)	$20,128	$(7,306)	12,822

Comprehensive income			$8,888			$29,659

2009
Net income			$8,107			$19,204
Other comprehensive income:
Actuarial gain for pension liabilities	$18,695	$(6,786)	11,909	$18,695	$(6,786)	11,909
Unrealized gain on marketable securities	—	—	—	—	20	20
Unrealized gain on hedge derivatives	1,966	(714)	1,252	2,160	(784)	1,376
Reclassifications to net income:
Hedging gain realized in net income	(29)	11	(18)	(58)	21	(37)
Pension actuarial loss	7,912	(2,872)	5,040	15,824	(5,744)	10,080
Post-retirement actuarial gain	(13)	5	(8)	(27)	10	(17)
Pension prior service cost	619	(225)	394	1,238	(450)	788

Total other comprehensive income	$29,150	$(10,581)	18,569	$37,832	$(13,713)	24,119

Comprehensive income			$26,676			$43,323

NOTE M—STOCK-BASED COMPENSATION

The Company’s Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which was approved by the Company’s stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock depending on the Company’s average return on equity and investment capital during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company’s stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with approximately a six-month vesting period, which will settle when the board member ceases to be a director of the Company. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Target number of shares	Weighted average grant date value	Target number of shares	Weighted average grant date value
Outstanding at beginning of period	1,505,550	$3.07	1,667,100	$4.24
Granted	804,400	4.37	295,200	0.93
Converted	(27,539)	9.20	(60,974)	6.63
Cancelled	(104,611)	5.33	(109,426)	6.15

Outstanding at end of period	2,177,800	$3.37	1,791,900	$3.50

Vested	326,400	$3.71	161,200	$5.23

The grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2010 was $4.00, the value of the Company’s stock on the grant date. The grant-date fair value for each market condition award granted in 2010 was $5.60. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.74%, a term of 36 months, and a volatility of 125.3% based on historical volatility over three years using daily stock prices.

For the six month periods ended June 30, 2010 and 2009, the Company recorded expense of $0.6 million and $0.7 million, respectively, for stock incentive awards. At June 30, 2010, there was $3.3 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.9 years. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of June 30, 2010. These awards could result in a maximum number of 2,621,100 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2012.

NOTE N—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income from continuing operations	$9,915	$6,838	$16,665	$15,034

Weighted-average shares outstanding for basic earnings per share	62,811	62,685	62,802	62,662
Common equivalent shares:
Effect of stock-based compensation awards	1,610	326	1,211	244

Weighted-average shares outstanding assuming dilution	64,421	63,011	64,013	62,906

Basic earnings per share from continuing operations	$0.16	$0.11	$0.27	$0.24

Diluted earnings per share from continuing operations	$0.15	$0.11	$0.26	$0.24

The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was zero at June 30, 2010 and approximately 350,000 at June 30, 2009.

NOTE O—SEGMENT INFORMATION

The Company operates in two reportable segments, as described below. The CAM segment consists of the Company’s aircraft leasing operations and its segment earnings includes an allocation of interest expense based on aircraft values. The ACMI Services segment consists of the Company’s airline operations including the CMI, the ACMI and charter service agreements that the Company provides to customers. The Company’s other activities, which include contracts with the USPS, the sale of aircraft parts and maintenance services, management services for workers compensation, logistics services and fuel management, do not constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets – All other below. Beginning in the second quarter of 2010, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements. Due to the similarities among the Company’s airline operations, including the new airline service agreement with DHL, the airline operations have been aggregated into a single reportable segment. The segment information has been updated to retrospectively reflect the aggregation of the formerly reported DHL segment with the ACMI Services segment. The Company’s segment information for continuing operations is presented below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Total revenues:
CAM Leasing	$24,815	$14,652	$42,617	$27,669
ACMI Services	138,814	174,991	285,527	374,562
All other	22,695	13,428	40,148	24,991
Eliminate Inter-segment revenues	(26,213)	(16,076)	(47,237)	(28,451)

Total	$160,111	$186,995	$321,055	$398,771

Customer revenues
CAM Leasing	$10,585	$2,420	$14,351	$4,476
ACMI Services	138,696	174,747	285,409	374,318
All other	10,830	9,828	21,295	19,977

Total	$160,111	$186,995	$321,055	$398,771

Depreciation and amortization expense:
CAM Leasing	$10,414	$5,331	$17,154	$10,128
ACMI Services	11,273	15,343	25,168	31,823
All other	65	253	230	449

Total	$21,752	$20,927	$42,552	$42,400

Segment earnings:
CAM Leasing	$9,752	$5,831	$16,291	$10,581
ACMI Services	4,087	4,298	11,470	14,276
Net unallocated interest expense	(1,753)	(2,350)	(3,555)	(4,591)
All other	3,812	2,093	2,476	2,799

Total pretax earnings from continuing operations	$15,898	$9,872	$26,682	$23,065

	June 30, 2010	December 31, 2009
Assets:
CAM Leasing	$504,140	$351,172
ACMI Services	285,269	482,976
Discontinued operations	9,941	21,587
All other	125,995	147,038

Total	$925,345	$1,002,773

CAM Leasing’s interest expense was $2.4 million and $4.9 million for the three and six month periods ending June 30, 2010, respectively, compared to $2.7 million and $5.6 million for the corresponding periods of 2009.

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

BACKGROUND

Air Transport Services Group, Inc. (“ATSG”) is a holding company whose principal subsidiaries include an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”) and three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”). When the context requires, we may also use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.

The Company, through ABX, has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates. which are collectively referred to as “DHL,” since August 16, 2003. DHL, an international, integrated delivery company, is the Company’s largest customer. In March 2010, the Company and DHL executed new follow-on agreements, effective March 31, 2010. The new agreements separate CAM’s lease of freighter aircraft to DHL from the maintenance and operation of those aircraft on behalf of DHL. DHL will lease 13 Boeing 767 freighter aircraft from CAM while ABX will operate those aircraft for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on a pre-defined fee, scaled for the number of aircraft operated and the number of flight crews provided to DHL. The initial term of the CMI is five years, while the term of the aircraft leases are seven years, with early termination provisions. Until CAM completes the aircraft modification process for the 13 aircraft committed to DHL, ABX will operate its own Boeing 767 aircraft as bridging aircraft for DHL under short term, month-to-month arrangements under economic terms similar to those under the leases agreements for the 13 aircraft. Prior to the new, follow-on agreements, ABX provided flight crews, maintenance and aircraft to DHL under an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) which compensated ABX on a cost-plus mark-up basis.

The second quarter of 2010 was the first quarter under the new follow-on agreements with DHL. Due to the similarities among the Company’s airline operations, including the new airline service agreement with DHL, the airline operations have been combined into a single reportable segment. The segment information has been updated to retrospectively reflect the aggregation of the former DHL segment with the ACMI Services segment.

SEGMENTS

The Company has two reportable segments: ACMI Services and CAM Leasing which are discussed below. A summary of our revenues and segment earnings from continuing operations is shown below (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenues:
CAM Leasing	$24,815	$14,652	$42,617	$27,669
ACMI Services
Airline services	102,522	135,449	223,460	297,856
Reimbursable expenses	36,292	39,542	62,067	76,706

Total ACMI Services	138,814	174,991	285,527	374,562
Other Activities	22,695	13,428	40,148	24,991

Total Revenues	186,324	203,071	368,292	427,222
Eliminate internal revenues	(26,213)	(16,076)	(47,237)	(28,451)

Customer Revenues	$160,111	$186,995	$321,055	$398,771

Pre-tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$9,752	$5,831	$16,291	$10,581
ACMI Services	4,087	4,298	11,470	14,276
Other Activities	3,812	2,093	2,476	2,799
Net, unallocated interest expense	(1,753)	(2,350)	(3,555)	(4,591)

Total Pre-tax Earnings	$15,898	$9,872	$26,682	$23,065

CAM Leasing

CAM had 53 aircraft that were under lease as of June 30, 2010, 40 of them to ABX, ATI and CCIA. CAM’s revenues for the second quarter and first six months of 2010 included $10.6 million and $14.3 million, respectively, for the leasing of aircraft and related services to external customers, compared to $2.4 million and $4.5 million for the corresponding periods in 2009. In April 2010, as part of the follow-on agreements with DHL, CAM placed seven Boeing 767 aircraft under lease with DHL and by the end of the second quarter of 2010, CAM leased two more Boeing 767 aircraft to DHL. At this time, CAM does not have all 13 Boeing 767 freighter aircraft available for lease to DHL. Accordingly, ABX is operating its aircraft for DHL under short term, month-to-month bridging arrangements with economic terms similar to the leases for the 13 aircraft until CAM completes the aircraft modification process for the remaining Boeing 767 aircraft committed to DHL. In addition to DHL, CAM placed Boeing 767 aircraft under lease to Florida based operator in February 2010 and in July 2010. Also, in July 2010, CAM leased its tenth Boeing 767 aircraft to DHL, bringing the total number of external aircraft to fifteen. CAM is scheduled to complete the modification of three more Boeing 767 aircraft for lease to DHL over the next nine months.

Pre-tax segment earnings from CAM were $9.8 million and $16.3 million for the second quarter and first six months of 2010, respectively, compared to $5.8 million and $10.6 million for the corresponding periods of 2009. The increase in pre-tax earnings reflects eighteen additional aircraft that CAM has placed in service since the first quarter of 2009. CAM’s results reflect an allocation of overhead expenses and interest expense based on the Company’s external interest rates and the carrying value of its operating assets. CAM’s interest expense was $2.4 million and $4.9 million for the second quarter and first six months of 2010, respectively, compared to $2.7 million and $5.6 million for the corresponding periods of 2009.

ACMI Services

Through its three airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. Military. In addition to DHL, BAX Global, Inc. (“BAX/Schenker”) is a significant customer with airline operating agreements with CCIA and ATI. At June 30, 2010, ACMI Services included 46 in-service aircraft which the Company owned or operated under capital leases. Additionally, ACMI Services included the operation of nine freighter aircraft for DHL.

ACMI Services revenues were $138.8 million and $285.5 million during the second quarter and first six months of 2010, respectively, declining $36.2 million and $89.0 million for the corresponding periods in 2009. Revenues generated from DHL’s North American network declined $57.5 million and $122.5 million compared to the second quarter and first six months of 2009, when those revenues included the reimbursement of employee severance and retention benefits, the reimbursement of aircraft depreciation expense and compensation for a larger U.S. network capacity from DHL. Under a severance and retention agreement (“S&R agreement”) which was terminated on April 1, 2010, DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The reduction in revenues includes a reduction in the reimbursement of severance and retention benefits since 2009 when ABX experienced significant employee terminations. The decline in DHL revenues was partially offset by increased block hours flown for customers in Europe, Asia Pacific and the Caribbean. Block hours increased 12% and 8% to 22,776 hours and 44,085 hours during the second quarter and first six months of 2010 compared to 2009. Increased block hours reflect additional Boeing 767 and Boeing 757 aircraft placed into service since the beginning of 2009. ACMI Services results included revenues of $2.6 million and $8.1 million from bridging aircraft that ABX supplied to DHL during the second quarter and first six months of 2010, respectively, compared to $3.7 million and $6.1 million for aircraft supplied to DHL under short-term supplemental agreements during the corresponding periods in 2009.

The pre-tax earnings for ACMI Services was $4.1 million and $11.5 million for the second quarter and first six months of 2010, respectively, compared to pre-tax earnings of $4.3 million and $14.3 million during the corresponding periods of 2009. Lower pre-tax earnings for the second quarter of 2010 reflect the changes in the DHL contractual arrangements and increased operating expenses for the BAX/Schenker network, partially offset by improved results from ABX’s transatlantic operation. In January 2010, ABX terminated the scheduled transatlantic service which generated losses during 2009, and replaced that block space agreement with a conventional ACMI agreement which contributed positively to the segment’s earnings during 2010. CCIA’s Boeing 727 aircraft scheduled in the BAX/Schenker network have been assigned to operate on a greater number of multi-stop routes than during 2009, which negatively impacted reliability and increased the costs of operating those aircraft. Pretax earnings for the first six months of 2010 included $3.5 million related to vacation earned as a result of the S&R agreement with DHL compared to $4.5 million in the first six months of 2009. Further, CCIA experienced a premature engine failure in 2010, resulting in a charge of $0.4 million for first six months of 2010.

Aircraft Fleet

The Company’s aircraft fleet is summarized below as of June 30, 2010 ($ in thousands).

	ACMI Services	CAM Leasing (External)	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767-200	18	14	32
Boeing 757	2	—	2
Boeing 727	11	—	11
DC-8	15	—	15

Total	46	14	60
Carrying value			$540,911

Aircraft in freighter modification
Boeing 767-200	—	3	3
Carrying value			$49,674

Idle aircraft (not scheduled for revenue)
Aircraft owned or under capital lease
DC-8	3	—	3
Boeing 727	2	—	2
Boeing 767-200	—	2	2
Carrying value			$10,906
Operating lease
Boeing 727	1	—	1

At June 30, 2010, ACMI Services had three DC-8 airframes and one Boeing 727 airframe whose engines and rotables were being used for other aircraft in the Company’s fleets. The spare airframes can be reactivated as needed. At June 30, 2010, ACMI Services included one Boeing 727 aircraft which had been severely damaged in a windstorm during 2010 and was under repair. At June 30, 2010, CAM has two Boeing 767 aircraft that were not in service but scheduled to enter the freighter modification process.

Other Activities

Through separate subsidiaries, the Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates three U.S. Postal Service (“USPS”) sorting facilities. The Company also provides equipment leasing and facility maintenance, as well as specialized services for aircraft fuel management and freight logistics. Other activities also include the management of workers compensation claims under an agreement with DHL and gains from the reduction to employee post–retirement obligations. These other business activities do not constitute reportable segments. Prior to April 1, 2010, other activities included an allocation of ABX’s overhead expenses that could not be charged to DHL under the former cost-plus agreements.

External customer revenues from all other activities increased $1.0 million and $1.3 million in the second quarter and first six months of 2010, respectively, compared to the corresponding periods in 2009. Increased revenues were primarily a result of an increase in aircraft and facility maintenance services when compared to 2009.

The pre-tax earnings from all other activities were $3.8 million and $2.5 million for the second quarter and first six months of 2010, respectively, compared to $2.1 million and $2.8 million for the corresponding periods of 2009. The increase in pre-tax earnings of $1.7 million for the second quarter of 2010 reflects increased revenues from facility maintenance service, lower costs for USPS operations, gains from the reduction to employee post–retirement obligations and lower overhead costs, off set by lower gains from the sale of surplus aircraft and engines compared to 2009. Pre-tax earnings for the first six months of 2010 declined $0.3 million compared to the corresponding 2009 period, which included additional gains from the sale of spare aircraft and engines.

Discontinued Operations

Pre-tax results from discontinued DHL operations were a $0.4 million loss and $0.3 million of earnings during the second quarter and first six months of 2010, respectively, compared to earnings of $2.0 million and $6.6 million for the corresponding periods of 2009. The declines reflect the discontinuance of sorting operations for DHL in the third quarter of 2009. Pre-tax earnings from the discontinued DHL operations for the second quarter and first six months of 2009 included $2.0 million and $4.0 million, respectively from contractual cost mark-ups and the first quarter of 2009 included $2.6 million for the reimbursement from DHL of employee vacation benefits that ABX paid to terminated employees under the S&R agreement. Discontinued operations continue to include pension expenses for former employees that supported the sorting operations. Pre-tax earnings from the discontinued DHL operations for the first six months of 2010 included $0.6 million from the reimbursement from DHL of employee vacation benefits.

RESULTS OF OPERATIONS

Consolidated net earnings from continuing operations increased $3.1 million and $1.6 million for the second quarter and first six months of 2010, respectively, compared to the corresponding periods of 2009. Improved earnings were driven by CAM Leasing. CAM Leasing’s pre-tax earnings increased by $3.9 million and $5.7 million during the second quarter and first six months of 2010, respectively, compared to the corresponding 2009 periods, reflecting the lease of sixteen additional Boeing 767 aircraft since January 2009, including nine aircraft leases initiated with DHL during the second quarter of 2010. Pre-tax earnings from ACMI Services declined $0.2 million and $2.8 million for the second quarter and first six months of 2010, respectively, compared to the corresponding periods of 2009. The decline in ACMI Services reflects the shift of revenues to CAM for DHL aircraft leases starting April 1, 2010, higher operating costs for the BAX/Schenker network and a reduction of $1.0 million in earnings for the first quarter of 2010 from the S&R agreement.

Salaries, wages and benefits expense decreased 53% and 52% during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods of 2009. During the first quarter of 2009, this expense line included significant amounts for employee severance and retention benefits. Due primarily to the DHL restructuring, headcount, excluding headcount associated with discontinued operations, declined approximately 24% as of June 30, 2010 compared to March 31, 2009.

Fuel expense increased $9.9 million and $16.0 million during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The increase reflects the increase in the average price of aviation fuel compared to the second quarter and first half of 2009. The average price of a gallon of aviation fuel increased 48% and 39% in the second quarter of 2010 and first six months, respectively, compared to the second quarter of 2009.

Maintenance, materials and repairs increased $2.6 million and $1.6 million during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The increase reflects the increased cost to support the growth in block hours flown since the corresponding periods of 2009 and the higher maintenance cost for aircraft operating in the BAX/Schenker network.

Depreciation and amortization expense increased $0.8 million and $0.2 million during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods of 2009. Depreciation expense increased due to the deployment of seven modified Boeing 767 aircraft since the beginning of 2009. The increase in depreciation expense was offset by the removal in 2009 of the ABX DC-9 fleet and five Boeing 767 aircraft due to the DHL network restructuring.

Landing and ramp expense, which includes the cost of deicing chemicals, increased $0.1 million and decreased $4.6 million during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plans during the first quarter of 2009.

Travel expense increased $0.9 million and $0.4 million during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The increase is a result of increased block hours, particularly in the Europe and Asia-Pacific regions.

Rent expense from continuing operations increased $1.7 million and $3.0 million during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The increase reflects a change in the allocation of expense for the Wilmington, Ohio facility due to the closure of the sorting operations in July 2009, and an increase in the rental rates for the Wilmington facility in conjunction with a new lease agreement for the facility executed with a regional port authority in May 2010.

Insurance decreased $0.6 million during both the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The decline in insurance expense primarily reflects the transition to a Company–insured employee medical coverage plan instead of a third party insurance plan for certain employee groups.

Other operating expenses include professional fees, utilities, the cost of parts sold to customers and gains from the sale of aircraft and spare engines. Other operating expenses increased $1.8 million and $1.9 million during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods of 2009. This line item increased primarily due to a decline in gains from the sale and disposal of spare equipment compared to the 2009 periods.

Interest expense decreased $2.6 million and $5.0 million during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods of 2009. The decline in interest expense reflects the reduction in the Company’s debt since March 2009 and lower interest rates. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from 4.2% in the first quarter of 2009 to 3.2% for the second quarter of 2010, while interest bearing debt decreased $118.9 million since June 30, 2009.

Interest income decreased $0.1 million during the six month period ended June 30, 2010 compared to the corresponding period of 2009 due to lower short-term interest rates on our cash and cash equivalents.

The effective tax rate for continuing operations for the three and six month periods ended June 30, 2010 was 37.6% and 37.5%, respectively, compared to 30.7% and 34.8% for the corresponding periods in 2009. The effective tax rate for 2009 was reduced by the recording of a deferred tax benefit related to a previously unrecognized tax position under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) topic 740-10 “Income Taxes.” The effective settlement of this item resulted in a deferred tax benefit of $0.7 million in the second quarter of 2009. Income taxes recorded through June 30, 2010 have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. The effective tax rate for 2010 is projected to be approximately 37.5%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Net cash generated from operating activities was $59.5 million for the first six months of 2010 compared to $43.7 million in the first six months of 2009. The increase in operating cash flows was primarily driven by the collection of receivables due from DHL.

In conjunction with the termination of the former operating agreements, DHL settled the open amounts that were payable to ABX. In April 2010, DHL reimbursed ABX for $11.2 million of accrued vacation payments which ABX had previously paid to terminated employees. Additionally, in May 2010, DHL paid ABX its carrying value of $29.7 million to complete the sale of aircraft that ABX previously put to DHL under provisions of the DHL ACMI agreement. As previously agreed, ABX paid DHL $15.0 million toward the balance of the promissory note with DHL during May 2010.

In the second quarter of 2010, we paid $18.5 million to pay-off the outstanding balance of the revolving credit facility. We contributed $30.5 million to our pension plans in the first six months of 2010, including $25.0 million contributed to the ABX flight crew member pension trust in conjunction with amending the ABX pilot collective bargaining agreement. We plan to contribute $5.7 million more to ABX’s qualified defined benefit pension plans during the remainder of 2010.

Capital spending levels are primarily a result of aircraft modification costs for Boeing 767 aircraft. Cash payments for capital expenditures were $58.3 million in the first six months of 2010 compared to $31.4 million in the first six months of 2009. Capital expenditures in 2010 included cargo modification costs for seven aircraft compared to three aircraft during the first six months of 2009. Our capital expenditures for 2010 included $43.8 million for aircraft modifications, $11.0 million for required heavy maintenance and $3.5 million for other equipment costs. We estimate the total level of capital spending for all of 2010 will be approximately $114 million compared to $101 million in 2009. Our estimated 2010 capital spending has been increased from $102 million projected in our 2009 Form 10-K to reflect the Company’s pending acquisition and partial freighter conversion of three Boeing 767-300 aircraft on which we placed refundable deposits in the second quarter of 2010. Actual capital spending for any future period will be impacted by progress in the aircraft modification process.

Commitments

Through CAM, we have contracted with an aircraft maintenance and modification provider, IAI, to convert some of our Boeing 767-200 aircraft from passenger door loading systems to standard freighter configuration. CAM had three Boeing 767 aircraft in the modification process from passenger to a standard freighter configuration as of June 30, 2010. Based on the most current projections, we expect to place all of these aircraft into service during the third quarter of 2010 as modifications are completed. We have the right to convert up to six more Boeing 767-200 aircraft at IAI. If CAM were to cancel the conversion program as of June 30, 2010, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $7.1 million associated with additional conversion part kits which have been ordered.

On May 10, 2010, CAM entered into a purchase agreement for three passenger-configured Boeing 767-300 ER aircraft, each equipped with General Electric CF6-80C2-B6 engines. We plan to modify the aircraft into standard freighter configuration. The cost to acquire and modify the three Boeing 767-300 aircraft is expected to range from $75.0 million to $90.0 million in total. When converted into standard freighters, the Boeing 767-300’s are expected to have a range of approximately 3,255 nautical miles, and a maximum payload of approximately 120,000 pounds.

We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flow and existing credit facilities.

Liquidity and Capital Resources

At June 30, 2010, the Company had approximately $63.7 million of cash balances. The Company had $60.0 million of unused credit facility, net of outstanding letters of credit of $15.0 million, through a syndicated Credit Agreement that expires in December 2012. As of June 30, 2010, DHL owes the Company $10.3 million. Beginning April 1, 2010 and extending through the term of the DHL CMI agreement, the $29.5 million balance of the unsecured note payable to DHL is extinguished ratably without payment. We believe that the Company’s current cash balances and forecasted cash flows provided from its operating agreements, combined with its credit facility will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures.

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

Revenue Recognition

Revenues from the DHL ACMI agreement were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the ACMI agreement to set mark-ups to specific quarterly amounts for 2009 and the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specified employee severance, retention and other benefits that DHL reimbursed to ABX for payment to its employees that were affected in conjunction with DHL’s U.S. restructuring plan. DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company’s revenues for the first quarters of 2010 and 2009 included reimbursement for expenses incurred under the DHL ACMI agreement, the incremental mark-up revenues set by the DHL ACMI amendments and reimbursement for employee severance, retention, vacation and other benefit costs incurred during the period.

Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft parts and fuel sales are recognized when the parts and fuel are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of services. Aircraft lease revenues are recognized as operating lease revenue on a straight-line basis over the term of the applicable lease agreements.

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

Depreciation

Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. The acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of our assets. We may change the estimated useful lives due to a number of reasons, such as the existence of excess capacity in our customers’ air networks or changes in regulations grounding or limiting the use of aircraft.

Self-Insurance

We self-insure certain claims related to workers compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers compensation, an independent actuarial evaluation. Changes in claim severity and frequency could result in actual claims being materially different than the costs provided for in our results of operations. We maintain excess claim coverage with common insurance carriers to mitigate our exposure to large claim losses.

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

The Company has significant deferred tax assets including net operating loss carryforwards (“NOL CFs”) for federal income tax purposes which begin to expire in 2024. Based upon projections of taxable income, we determined that it was more likely than not that all the net deferred tax assets, including the NOL CF’s will be realized prior to their expiration. Accordingly, we do not have an allowance against deferred tax assets related to federal income taxes at this time.

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

The Company is exposed to market risk for changes in interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with our customers. To reduce the exposure to rising interest rates, we entered into interest rate swaps in January 2008. See Note K of the accompanying financial statements for discussion of our accounting treatment for these hedging transactions.

No significant changes have occurred to the market risks we face since we disclosed information about those risks in item 7A of the Company’s 2009 Annual Report on Form 10-K filed for the year ended December 31, 2009.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that their disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

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

Department of Transportation (“DOT”) Continuing Fitness Review

ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc., in August of 2003. The filing was initially made in mid-July of 2003 and thereafter updated in April of 2005, September of 2007, December of 2007 and March of 2010 with respect to subsequent events relevant to the DOT’s analysis, including the reorganization of ABX under a holding company structure and the acquisition of Cargo Holdings International, Inc. The DOT will determine whether ABX continues to be a U.S. citizen and fit, willing and able to engage in air transportation of cargo. In the event the DOT were to identify any concerns and ABX was unable to address those concerns to the satisfaction of the DOT, the DOT could seek to suspend, modify or revoke ABX’s carrier certificate and other authorizations, and this would materially and adversely affect the business.

Civil Action Alleging Violations of Immigration Laws

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which was later amended to include a second former employee plaintiff and seeks damages in an unspecified amount, alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On January 23, 2009, ABX and the four current and former executives and managers of ABX filed an answer denying the allegations contained in the complaint. On July 24, 2009, ABX and the current and former executives of ABX filed a motion to dismiss the complaint. On March 18, 2010, the Court issued a decision dismissing three of the five claims, constituting the basis of Plaintiff’s cause of action. Most recently, on July 30, 2010, the plaintiffs’ filed a second motion to amend their complaint in an effort to revive one of their dismissed causes of action, which motion is currently pending.

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

Environmental Matters

The Ohio Environmental Protection Agency (“OEPA”) is contemplating a proceeding against DHL, in its capacity as the former owner of Wilmington Air Park (“ILN), and ABX, in its capacity as the permit holder for the stormwater treatment system at ILN, arising from the unauthorized discharge of stormwater from ILN on or about May 7, 2008, and seeking a monetary penalty in the amount of $210,000. DHL has agreed to indemnify ABX for this matter under the terms of the Mutual Termination Agreement and Release, dated March 29, 2010, among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc. and ABX Air, Inc. DHL is currently holding discussions with the OEPA regarding this matter.

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

ABX’s CMI agreement with DHL, which became effective March 31, 2010, contains penalties if ABX’s monthly on-time performance is below a certain level. If ABX’s on-time reliability falls below a certain level for an extended period of time, DHL may declare a default under the CMI agreement. CCIA’s and ATI’s ACMI agreements with BAX/Schenker contain similar provisions.

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

Item 5.	Other Information

On July 30, 2010, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Compensation Committee of the Board, amended the Company’s Executive Incentive Compensation Plan (the “Plan”). Certain employees of the Company, including the named executive officers, are eligible to participate in the Plan. The participants are eligible to receive a bonus utilizing a non-discretionary formula that establishes a bonus amount, expressed as a percentage of base salary, based upon the extent of achievement of two or more performance measures that are prescribed under the Plan. The performance measures selected, and the relevant weight given to each such performance measure, may vary by participant. The bonus opportunity for each participant varies depending upon the position held and ranges from 4% to 130% of the participants base salary earned during the year.

Item 6.	Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10.1	Air Transportation Services Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc, dated March 29, 2010. (1)
10.2	Mutual Termination Agreement and Release, made among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc., and ABX Air, Inc., dated March 29, 2010. (1)
10.3	Second Amendment to Lease Assumption and Option Agreement and Exercise of Lease Option, between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010. (1)
10.4	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)
10.5	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)
10.6	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)
10.7	Aircraft Sale Agreements relating to three used Boeing 767-338ER aircraft between Cargo Aircraft Management, Inc. and Qantas Airways Limited. (3)
10.8	Lease Agreement (Wilmington Airpark) between Clinton County Port Authority and Air Transport Services Group, Inc., dated June 2, 2010, filed herewith.
10.9	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified July 30, 2010, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.
(3)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

AIR TRANSPORT SERVICES GROUP, INC.,

a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer
Date: August 4, 2010

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer
Date: August 4, 2010