Form 10-Q
period 2010-09-30
Air Transport Services Group, Inc.
filed 2010-11-03
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010

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

As of November 3, 2010, Air Transport Services Group, Inc. had outstanding 63,775,766 shares of common stock, par value $.01.

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$167,726	$174,202	$488,781	$572,973

OPERATING EXPENSES
Salaries, wages and benefits	41,074	74,127	129,830	257,191
Fuel	33,745	27,068	98,203	75,560
Depreciation and amortization	22,758	19,954	65,310	62,354
Maintenance, materials and repairs	22,446	15,217	57,355	48,513
Landing and ramp	5,419	5,828	17,830	22,790
Travel	5,667	5,524	16,383	15,888
Rent	4,881	2,629	12,257	7,025
Insurance	2,130	2,731	7,122	8,306
Other operating expenses	8,378	10,315	26,956	26,967

	146,498	163,393	431,246	524,594

INTEREST EXPENSE	(4,641)	(6,236)	(14,424)	(21,048)
INTEREST INCOME	83	74	241	381

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,670	4,647	43,352	27,712
INCOME TAX EXPENSE	(5,282)	(1,792)	(15,299)	(9,822)

EARNINGS FROM CONTINUING OPERATIONS	11,388	2,855	28,053	17,890
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(230)	882	(58)	5,051

NET EARNINGS	$11,158	$3,737	$27,995	$22,941

EARNINGS PER SHARE - Basic
Continuing operations	$0.18	$0.05	$0.45	$0.29

Discontinued operations	—	0.01	—	0.08

NET EARNINGS PER SHARE	$0.18	$0.06	$0.45	$0.37

EARNINGS (LOSS) PER SHARE - Diluted
Continuing operations	$0.18	$0.05	$0.44	$0.28

Discontinued operations	(0.01)	0.01	—	0.08

NET EARNINGS PER SHARE	$0.17	$0.06	$0.44	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	62,811	62,685	62,805	62,670

Diluted	64,202	63,731	64,076	63,181

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,465	$83,229
Accounts receivable, net of allowance of $1,378 in 2010 and $1,288 in 2009	37,331	87,708
Inventory	5,769	5,226
Prepaid supplies and other	10,480	7,093
Deferred income taxes	31,597	31,597
Aircraft and engines held for sale	—	30,634

TOTAL CURRENT ASSETS	129,642	245,487

Property and equipment, net	660,988	636,089
Other assets	28,463	21,307
Intangibles	9,472	10,113
Goodwill	89,777	89,777

TOTAL ASSETS	$918,342	$1,002,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,329	$38,174
Accrued salaries, wages and benefits	23,651	44,077
Accrued severance and retention	1,039	18,959
Accrued expenses	15,367	16,429
Current portion of debt obligations	36,112	51,737
Unearned revenue	14,335	15,340

TOTAL CURRENT LIABILITIES	127,833	184,716

Long-term debt obligations	277,031	325,690
Post-retirement liabilities	97,292	152,297
Other liabilities	54,863	44,044
Deferred income taxes	64,172	50,044

Commitments and contingencies (Note I)

STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,775,766 and 63,416,564 shares issued and outstanding in 2010 and 2009, respectively	638	634
Additional paid-in capital	513,898	502,822
Accumulated deficit	(183,090)	(211,085)
Accumulated other comprehensive loss	(34,295)	(46,389)

TOTAL STOCKHOLDERS’ EQUITY	297,151	245,982

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$918,342	$1,002,773

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net earnings from continuing operations	$28,053	$17,890
Net earnings from discontinued operations	(58)	5,051
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65,310	62,978
Pension and post-retirement amortization	(1,144)	24,650
Deferred income taxes	14,864	10,418
Amortization of stock-based compensation	1,230	1,013
Amortization of DHL promissory note	(3,100)	—
Gains on asset disposition, net of impairments	(8)	(2,077)
Changes in assets and liabilities:
Accounts receivable	40,080	(3,837)
Inventory and prepaid supplies	(2,730)	5,531
Accounts payable	(311)	(3,754)
Unearned revenue	11,966	(8,744)
Accrued expenses, salaries, wages and benefits and other liabilities	(40,895)	(44,600)
Post-retirement liabilities	(33,020)	(18,846)
Other	1,427	3,854

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,664	49,527

INVESTING ACTIVITIES:
Capital expenditures	(90,741)	(49,908)
Proceeds from the sale of property and equipment	31,497	7,044
Proceeds from redemptions of marketable securities	—	26

NET CASH (USED IN) INVESTING ACTIVITIES	(59,244)	(42,838)

FINANCING ACTIVITIES:
Principal payments on borrowings	(61,184)	(33,104)

NET CASH (USED IN) FINANCING ACTIVITIES	(61,184)	(33,104)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,764)	(26,415)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	83,229	116,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,465	$89,699

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$12,591	$18,396

Income taxes paid	$367	$2,085

SUPPLEMENTAL NON-CASH INFORMATION:
Accrued capital expenditures	$1,215	$2,025

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. In the opinion of management, all adjustments and disclosures considered necessary for a fair presentation have been included.

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

Since August 16, 2003, the Company, through ABX, has had long term contracts with DHL Network Operations (USA), Inc. and DHL Express (USA), Inc. which are collectively referred to as “DHL.” DHL, an international, integrated delivery company, is the Company’s largest customer. In March 2010, the Company and DHL executed new follow-on agreements effective March 31, 2010. Under the new agreements, DHL committed to lease 13 Boeing 767 freighter aircraft from CAM and ABX has been contracted to operate those aircraft for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. Prior to the new, follow-on agreements, ABX provided aircraft, flight crews and maintenance to DHL under an aircraft, crew, maintenance and insurance agreement (“ACMI”).

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

Management analyzes the inventory reserve for reasonableness at the end of each calendar quarter. That analysis includes consideration of the expected fleet life, amounts expected to be on hand at the end of a fleet life, and recent events and conditions that may impact the usability or value of inventory. Events or conditions that may impact the expected life, usability or net realizable value of inventory include additional aircraft maintenance directives from the Federal Aviation Administration, changes in Department of Transportation regulations, new environmental laws and technological advances. Provisions for inventory obsolescence are recorded to maintenance expense.

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

The airlines’ General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” agreements with an engine maintenance provider. Under the power by the hour agreements, these CF6 engines are maintained by the service provider for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for the airlines’ other aircraft engines are typically contracted to service providers on a time and material basis. The accounting policy for major airframe and engine maintenance, other than the CF6 engines, varies by airline subsidiary. ATI and CCIA capitalize the cost of major maintenance and amortize the costs over the useful life of the overhaul. ABX expenses the cost of airframe and engine overhauls as incurred.

Capitalized Interest

Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.1 million and $0.3 million for the quarters ended September 30, 2010 and 2009, respectively, and $1.3 million for the nine month periods ended September 30, 2010 and 2009.

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

Self-Insurance

The Company is self-insured for certain claims relating to workers’ compensation, aircraft, automobile, general liability and employee healthcare. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Other liabilities included $39.6 million and $41.3 million at September 30, 2010 and December 31, 2009, respectively, for self-insurance reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs reserved.

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

New Accounting Pronouncements

In July 2010, the FASB issued an Accounting Standards Update No. 2010-20, Receivables, Disclosure about the Credit Quality of Financing Receivables and Allowances for Credit Losses. The new guidance will require additional disclosures about the nature of credit risk in a company’s portfolio of financing receivables, how risk is analyzed and assessed in arriving at the allowance for credit losses and the reasons for changes in the allowance for credit losses. The new guidance will be effective in fiscal years beginning on or after December 15, 2010 and is not expected to have material impact the Company’s financial statements.

NOTE B—SIGNIFICANT CUSTOMERS

In March 2010, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements effective March 31, 2010. Under the new agreements, DHL will lease 13 Boeing 767 freighter aircraft from CAM while ABX operates those aircraft for DHL under a separate CMI agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on a pre-defined fee, scaled for the number of aircraft operated and the number of crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years, while the term of the aircraft leases are seven years. Under the CMI agreement, ABX contracted with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement.

As of September 30, 2010, CAM had leased 11 of the 13 Boeing 767-200 freighter aircraft to DHL. Until CAM completes the aircraft modification process for the remaining two aircraft committed to DHL, ABX will provide bridging aircraft to DHL under short term, month-to-month arrangements with economic terms similar to the leases for the 13 aircraft. CAM is projected to provide the twelfth and thirteenth Boeing 767-200 aircraft to DHL by July 2011.

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

The Company’s balance sheets included the following balances related to transactions with DHL (in thousands):

Assets (Liabilities):	September 30, 2010	December 31, 2009
Accounts receivable	$13,904	$62,672
Other assets (non current amounts due from DHL)	8,229	—
Aircraft put to DHL	—	29,656
Accounts payable	(531)	(265)
Unearned revenue (current)	(10,698)	(12,880)
Other liabilites (unearned revenue)	(12,971)	—
Principal portion of note to DHL	(27,900)	(46,000)

Net asset (liability)	$(29,967)	$33,183

Continuing revenues from leases to and contracted services performed for DHL were approximately 33% and 46% of the Company’s consolidated revenues from continuing operations for the three months ended September 30, 2010 and 2009, respectively, and 35% and 51% of total revenues from continuing operations for the nine month period ended September 30, 2010 and 2009, respectively.

A substantial portion of the Company’s revenues are derived from providing services to BAX/Schenker and the U.S. Military. Revenues from services performed for BAX/Schenker were approximately 29% and 24% of the Company’s total revenues from continuing operations for the three months ended September 30, 2010 and 2009, respectively, and 29% and 20% of total revenues from continuing operations for the nine month period ended September 30, 2010 and 2009, respectively. Under their agreements with BAX/Schenker, ATI and CCIA have the right to be the exclusive providers of main deck freighter lift in the BAX/Schenker U.S. network through December 31, 2011. Revenues from services performed for the U.S. Military were approximately 14% and 10% of the Company’s total revenues from continuing operations for the three months ended September 30, 2010 and 2009, respectively, and 14% and 10% of total revenues from continuing operations for the nine month period ended September 30, 2010 and 2009, respectively.

NOTE C—WIND-DOWN COSTS

As a result of DHL’s U.S restructuring plan that was initiated in 2008, the Company has incurred costs to reduce the scope of its operations. Wind-down expenses are reflected in the ACMI Services segment and discontinued operations. The wind-down activity during 2010 is summarized below (in thousands):

	Severance	Retention
	Benefits	Benefits	Total
Accrued costs at December 31, 2009	$18,776	$183	$18,959
Costs incurred	(114)	240	126
Costs paid	(18,043)	(3)	(18,046)

Accrued costs at September 30, 2010	$619	$420	$1,039

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

	September 30,	December 31,
Assets	2010	2009
Receivable due from DHL	$—	$21,587
Other assets	8,229	—

Total Assets	$8,229	$21,587

Liabilities
Accounts payable	$—	$3
Employee compensation and benefits	43,381	48,280
Post-retirement	21,069	25,420

Total Liabilities	$64,450	$73,703

The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue	11	$56,673	95	$173,561

Pre-tax earnings (loss)	$(362)	$1,390	$(93)	$7,964

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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	September 30, 2010
Assets
Cash equivalents - money market	$—	$25,867	$—	$25,867

Total Assets	$—	$25,867	$—	$25,867

Liabilities
Interest rate swap	$—	$(5,521)	$—	$(5,521)

Total Liabilities	$—	$(5,521)	$—	$(5,521)

	December 31, 2009
Assets
Cash equivalents - money market	$—	$63,831	$—	$63,831

Total Assets	$—	$63,831	$—	$63,831

Liabilities
Interest rate swap	$—	$(3,715)	$—	$(3,715)

Total Liabilities	$—	$(3,715)	$—	$(3,715)

The carrying amounts for accounts receivable, accounts payable and accrued liabilities approximate fair value. As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $9.6 million less than the carrying value, which was $313.1 million at September 30, 2010.

NOTE F—INCOME TAXES

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2010 have been estimated utilizing a 37.4% rate based on year-to-date income and projected results for the full year, excluding discrete items. The final effective tax rate to be applied to 2010 will depend on the actual amount of pre-tax book income generated by the Company for the full year.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and international jurisdictions. Prior to 2008, ABX and Cargo Holdings International, Inc. (“CHI”) filed separate consolidated federal tax returns with their respective wholly-owned subsidiaries. The consolidated federal tax returns for the years 2003 through 2006 for ABX and the years 2001 through 2007 for CHI remain open to federal examination by the Internal Revenue Service (“IRS”) only to the extent of net operating loss carryforwards carried over from or utilized in those years. Effective in 2008, the Company began to file federal tax returns under the new common parent of the consolidated group that includes ABX, CHI and all the wholly-owned subsidiaries. The IRS is currently examining the 2008 federal tax return. All returns related to the new consolidated group remain open to examination by the IRS. State and local returns filed for 2004 through 2009 are generally also open to examination by their respective jurisdictions. As of September 30, 2010, the Company does not have any unrecognized tax positions.

The Company reduced deferred tax assets for post retirement benefits by $8.0 million in 2010 to reflect the tax effect associated with the changes to the crewmembers post retirement health care benefit plan (see Note J).

During 2010, the Company reduced deferred tax liabilities that had been recorded in 2009 for the partial extinguishment of the promissory note payable to DHL. The Company reduced the deferred tax liabilities and increased paid-in capital by $9.9 million in 2010 to reflect the original issue discount associated with the extinguished amount of the promissory note. The extinguishment of the promissory note negotiated in 2009 was recorded as a capital transaction due to the related party nature of ABX’s relationship with DHL stemming from ABX’s separation from Airborne in August 2003.

NOTE G—PROPERTY AND EQUIPMENT

At September 30, 2010, the Company’s subsidiaries owned or leased under capital leases, 62 aircraft in serviceable condition, consisting of 16 Boeing 767-200 aircraft leased to external customers, two Boeing 757, 12 Boeing 727, 15 McDonnell Douglas DC-8 and 17 Boeing 767-200 aircraft operated by the Company’s airlines. As of September 30, 2010, the Company had one aircraft, a Boeing 767-300, with a cost of $10.2 million undergoing modification to standard freighter configuration. Additionally, at September 30, 2010, the Company had four other Boeing 767-200 and two Boeing 767-300 aircraft which were scheduled to enter into the freighter modification. Property and equipment, to be held and used, consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Aircraft and flight equipment	$915,169	$842,235
Support equipment	52,603	51,903
Vehicles and other equipment	1,583	1,883
Leasehold improvements	1,277	1,255

	970,632	897,276
Accumulated depreciation	(309,644)	(261,187)

Property and equipment, net	$660,988	$636,089

Aircraft and flight equipment includes $22.4 million of property held under capital leases as of September 30, 2010 and $25.0 million as of December 31, 2009. Accumulated depreciation and amortization includes $12.6 million as of September 30, 2010 and $9.2 million as of December 31, 2009 for property held under capital leases. CAM owned aircraft with a carrying value of $269.7 million and $61.0 million that were under leases to external customers as of September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, ACMI Services had three DC-8 airframes whose engines and rotables were being used for other aircraft in the Company’s fleets. The spare airframes can be reactivated as needed. The combined carrying value of the idle DC-8 aircraft was $1.1 million at September 30, 2010.

Aircraft and Engines Held For Sale

The DHL ACMI agreement granted ABX certain rights to put to DHL any aircraft that was removed from service prior to the expiration of the ACMI. In May 2010, DHL paid the Company $29.7 million for the carrying value of the five Boeing 767 non-standard freighter aircraft and the 26 DC-9 aircraft previously put to DHL. In conjunction with the termination of the DHL ACMI agreement, effective March 31, 2010, ABX no longer has the right to put aircraft to DHL.

Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of earnings.

NOTE H—DEBT OBLIGATIONS

Long-term obligations consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Unsubordinated term loan	$183,563	$200,250
Revolving credit facility	—	18,500
Aircraft loans	94,047	99,759
Capital lease obligations-Boeing 727	7,353	12,421
Promissory note due to DHL, unsecured	27,900	46,000
Other capital leases	280	497

Total long-term obligations	313,143	377,427
Less: current portion	(36,112)	(51,737)

Total long-term obligations, net	$277,031	$325,690

The Company has a credit agreement with a consortium of lenders that provides for a $75.0 million revolving credit facility and an unsubordinated term loan through December 2012 (“Credit Agreement”). The unsubordinated term loan and the revolving credit facility are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company’s earnings before interest and taxes and on prevailing LIBOR or prime rates. At September 30, 2010, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 2.63% (2.92% at September 30, 2010). The Credit Agreement provides for the issuance of letters of credit on the Company’s behalf. As of September 30, 2010, the unused revolving credit facility totaled $60.1 million, net of outstanding letters of credit of $14.9 million.

The aircraft loans are collateralized by seven aircraft, and fully amortize by 2018 with interest rates ranging from 6.74% to 7.36% per annum, payable monthly. Capital lease obligations for six Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire between 2010 and 2012.

The promissory note due to DHL becomes due in August 2028 as a balloon payment. Until that time, the promissory note continues to bear interest at a rate of 5% per annum, and DHL will continue to reimburse ABX the interest expense from the note through the term of the DHL CMI agreement. Beginning April 1, 2010 and extending through the term of the DHL CMI agreement, the balance of the note is amortized ratably without payment as revenue, in exchange for services provided and thus is expected to be completely amortized by April 2015.

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

Commitments

In September 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. Through September 30, 2010, eight such aircraft have completed the modification process. If CAM were to cancel the conversion program as of September 30, 2010, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $8.0 million associated with additional conversion part kits which have been ordered.

In May 2010, CAM entered into a purchase agreement for three passenger-configured Boeing 767-300 ER aircraft, each equipped with General Electric CF6-80C2-B6 engines. On August 6, 2010, CAM entered into an agreement with M&B Conversions Limited and IAI for the conversion by IAI of the three Boeing 767-300 series passenger aircraft to a full freighter configuration. The agreement includes an option to convert up to seven additional Boeing 767-300 series passenger aircraft during the 10-year term of the agreement. The Company plans to modify the aircraft into standard freighter configurations. If CAM were to cancel the conversion program as of September 30, 2010, it would owe IAI approximately $2.3 million associated with additional conversion part kits which have been ordered.

In October 2010, CAM entered an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 combi aircraft variant. The Boeing 757 combi variant to be developed by Precision will incorporate 10 full cargo pallet positions along with passenger seating for up to 58 occupants. CAM is committed to convert at least two Boeing 757 aircraft with Precision.

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

Civil Action Alleging Violations of Immigration Laws

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX (the “other ABX defendants”), Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which was later amended to include a second former employee plaintiff, seeks damages in an unspecified amount and alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On March 18, 2010, the Court issued a decision in response to a motion filed by ABX and the other ABX defendants, dismissing three of the five claims constituting the basis of plaintiffs’ complaint. Most recently, the Court issued a decision on October 7, 2010, permitting the plaintiffs’ to amend their complaint for the purpose of reinstating one of their dismissed claims. On October 26, 2010, ABX and the other ABX defendants filed an answer denying the allegations contained in plaintiffs’ second amended complaint.

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

Employees Subject to Collective Bargaining Agreements

As of September 30, 2010, the flight crewmembers of ABX, ATI and CCIA were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	11.8%
ATI	Airline Pilots Association	5/1/2004	10.4%
CCIA	Airline Pilots Association	7/31/2013	6.3%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-retirement Healthcare Plan		Pension Plans		Post-retirement Healthcare Plan
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$—	$3,372	$59	$163	$2,286	$10,312	$280	$489
Interest cost	9,169	9,415	146	427	27,508	28,278	654	1,281
Expected return on plan assets	(8,900)	(7,389)	—	—	(26,700)	(21,598)	—	—
Curtailment loss	—	1,365	—	—	—	3,192	—	—
Amortization of prior service cost	—	486	(1,250)	—	—	1,724	(2,917)	—
Amortization of net loss	517	7,142	104	—	1,551	22,966	259	—

Net periodic benefit cost	$786	$14,391	$(941)	$590	$4,645	$44,874	$(1,724)	$1,770

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

During the three and nine month periods ended September 30, 2010, the Company paid $5.9 million and $36.4 million of contributions to its defined benefit pension plans, respectively.

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

The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30,		December 31,
		2010		2009
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
12/31/2012	3.105%	$70,125	$(3,477)	$76,500	$(2,336)
12/31/2012	3.105%	41,250	(2,044)	45,000	(1,379)

At September 30, 2010, accumulated other comprehensive loss included unrecognized losses of $3.3 million, net of income tax, for derivative instruments.

NOTE L—COMPREHENSIVE INCOME

Comprehensive income includes the following transactions for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Before Tax	Income Tax (Expense) Benefit	Net of Tax	Before Tax	Income Tax (Expense) Benefit	Net of Tax
2010
Net earnings			$11,158			$27,995
Other comprehensive income:
Post-retirement liabilities negative prior service cost	$—	$—	—	$22,014	$(7,991)	14,023
Unrealized loss on hedge derivatives	(477)	173	(304)	(1,806)	656	(1,150)
Reclassifications to net income:
Hedging gain realized in net income	(26)	9	(17)	(80)	29	(51)
Pension actuarial loss	517	(188)	329	1,551	(564)	987
Post-retirement actuarial loss	92	(32)	60	222	(79)	143
Post-retirement negative prior service cost	(1,250)	454	(796)	(2,917)	1,059	(1,858)

Total other comprehensive income (loss)	$(1,144)	$416	(728)	$18,984	$(6,890)	12,094

Comprehensive income			$10,430			$40,089

2009
Net earnings			$3,737			$22,941
Other comprehensive income:
Actuarial gain for pension liabilities	$18,914	$(6,866)	12,048	$37,609	$(13,652)	23,957
Unrealized gain on marketable securities	—	—	—	—	20	20
Unrealized gain on hedge derivatives	(984)	357	(627)	1,176	(427)	749
Reclassifications to net income:
Hedging gain realized in net income	(28)	10	(18)	(86)	31	(55)
Pension actuarial loss	7,142	(2,592)	4,550	22,966	(8,337)	14,629
Post-retirement actuarial gain	(14)	5	(9)	(40)	15	(25)
Pension prior service cost	486	(177)	309	1,724	(626)	1,098

Total other comprehensive income	$25,516	$(9,263)	16,253	$63,349	$(22,976)	40,373

Comprehensive income			$19,990			$63,314

NOTE M—STOCK-BASED COMPENSATION

The Company’s Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which was approved by the Company’s stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company’s average return on equity or investment capital, depending on the form of award, during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company’s stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with approximately a six-month vesting period, which will settle when the board member ceases to be a director of the Company. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Target number of shares	Weighted average grant date value	Target number of shares	Weighted average grant date value
Outstanding at beginning of period	1,505,550	$3.07	1,667,100	$4.24
Granted	804,400	4.37	295,200	0.93
Converted	(27,539)	9.20	(60,974)	6.63
Cancelled	(104,611)	5.33	(174,426)	4.98

Outstanding at end of period	2,177,800	$3.37	1,726,900	$3.52

Vested	326,400	$3.71	161,200	$5.23

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

For the nine month periods ended September 30, 2010 and 2009, the Company recorded expense of $1.2 million and $1.0 million, respectively, for stock incentive awards. At September 30, 2010, there was $2.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.6 years. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of September 30, 2010. These awards could result in a maximum number of 2,621,100 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2012.

NOTE N—EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings from continuing operations	$11,388	$2,855	$28,053	$17,890

Weighted average shares outstanding for basic earnings per share	62,811	62,685	62,805	62,670
Common equivalent shares:
Effect of stock-based compensation awards	1,391	1,046	1,271	511

Weighted average shares outstanding assuming dilution	64,202	63,731	64,076	63,181

Basic earnings per share from continuing operations	$0.18	$0.05	$0.45	$0.29

Diluted earnings per share from continuing operations	$0.18	$0.05	$0.44	$0.28

The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was zero at September 30, 2010 and approximately 14,000 at September 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues:
CAM Leasing	$28,559	$16,046	$71,176	$43,715
ACMI Services	142,717	160,292	428,244	534,854
All other	23,040	17,838	63,188	42,829
Eliminate Inter-segment revenues	(26,590)	(19,974)	(73,827)	(48,425)

Total	$167,726	$174,202	$488,781	$572,973

Customer revenues
CAM Leasing	$14,384	$3,159	$28,735	$7,636
ACMI Services	142,586	160,247	427,995	534,565
All other	10,756	10,796	32,051	30,772

Total	$167,726	$174,202	$488,781	$572,973

Depreciation and amortization expense:
CAM Leasing	$11,515	$5,734	$28,669	$15,862
ACMI Services	11,197	13,970	36,365	45,794
All other	46	250	276	698

Total	$22,758	$19,954	$65,310	$62,354

Segment earnings:
CAM Leasing	$11,991	$6,115	$28,282	$16,696
ACMI Services	3,448	1,003	14,918	15,278
Net unallocated interest expense	(1,893)	(2,611)	(5,448)	(7,201)
All other	3,124	140	5,600	2,939

Total pretax earnings from continuing operations	$16,670	$4,647	$43,352	$27,712

	September 30, 2010	December 31, 2009
Assets:
CAM Leasing	$538,092	$351,172
ACMI Services	264,540	482,976
Discontinued operations	8,229	21,587
All other	107,481	147,038

Total	$918,342	$1,002,773

CAM Leasing’s interest expense was $2.3 million and $7.2 million for the three and nine month periods ending September 30, 2010, respectively, compared to $2.3 million and $7.9 million for the corresponding periods of 2009.

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

The Company, through ABX, has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates. which are collectively referred to as “DHL,” since August 16, 2003. DHL, an international, integrated delivery company, is the Company’s largest customer. In March 2010, the Company and DHL executed new follow-on agreements, effective March 31, 2010. The new agreements separate CAM’s lease of freighter aircraft to DHL from the maintenance and operation of those aircraft on behalf of DHL. DHL committed to lease 13 Boeing 767 freighter aircraft from CAM and ABX has been contracted to operate those aircraft for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on a pre-defined fee, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years, while the term of the aircraft leases are seven years, with early termination provisions. Until CAM completes the aircraft modification process for the 13 aircraft committed to DHL, ABX will operate its own Boeing 767 aircraft as bridging aircraft for DHL under short term, month-to-month arrangements under economic terms similar to those under the lease agreements for the 13 aircraft. Prior to the new, follow-on agreements, ABX provided flight crews, maintenance and aircraft to DHL under an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) which compensated ABX on a cost-plus mark-up basis.

The new follow-on agreements with DHL commenced March 31, 2010. Due to the similarities among the Company’s airline operations, including the new airline service agreement with DHL, the airline operations have been combined into a single reportable segment. The segment information has been updated to retrospectively reflect the aggregation of the former DHL segment with the ACMI Services segment.

SEGMENTS

The Company has two reportable segments: CAM Leasing and ACMI Services which are discussed below. A summary of our revenues and segment earnings from continuing operations is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
CAM Leasing	$28,559	$16,046	$71,176	$43,715
ACMI Services
Airline services	102,366	127,349	325,826	425,205
Reimbursable expenses	40,351	32,943	102,418	109,649

Total ACMI Services	142,717	160,292	428,244	534,854
Other Activities	23,040	17,838	63,188	42,829

Total Revenues	194,316	194,176	562,608	621,398
Eliminate internal revenues	(26,590)	(19,974)	(73,827)	(48,425)

Customer Revenues	$167,726	$174,202	$488,781	$572,973

Pre-tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$11,991	$6,115	$28,282	$16,696
ACMI Services	3,448	1,003	14,918	15,278
Other Activities	3,124	140	5,600	2,939
Net, unallocated interest expense	(1,893)	(2,611)	(5,448)	(7,201)

Total Pre-tax Earnings	$16,670	$4,647	$43,352	$27,712

CAM Leasing

Since September 30, 2009, CAM has completed the modification of eight Boeing 767-200 aircraft into standard cargo configuration and acquired eight other Boeing 767-200 aircraft in standard cargo configuration from ABX. CAM had 56 aircraft that were under lease as of September 30, 2010, 40 of them to ABX, ATI and CCIA.

CAM’s revenues for the third quarter and first nine months of 2010 included $14.4 million and $28.7 million, respectively, for the leasing of aircraft and related services to external customers, compared to $3.2 million and $7.6 million for the corresponding periods in 2009. In April 2010, as part of the follow-on agreements with DHL, CAM placed seven Boeing 767-200 aircraft under lease with DHL. By the end of the third quarter of 2010, CAM leased four more Boeing 767-200 aircraft to DHL. At this time, CAM does not have all 13 Boeing 767 freighter aircraft available for lease to DHL. Accordingly, ABX is operating its aircraft for DHL under short term, month-to-month bridging arrangements with economic terms similar to the leases for the 13 aircraft until CAM completes the aircraft modification process in 2011 for the remaining two Boeing 767-200 aircraft committed to DHL. In addition to the eleven leases with DHL in 2010, CAM placed two Boeing 767-200 aircraft under lease to a Florida based operator in February 2010 and in July 2010, bringing the total number of external aircraft leases to 16.

Pre-tax segment earnings from CAM were $12.0 million and $28.3 million for the third quarter and first nine months of 2010, respectively, compared to $6.1 million and $16.7 million for the corresponding periods of 2009. The increase in pre-tax earnings reflects sixteen additional aircraft that CAM has placed in service since September 30, 2009. CAM’s results reflect an allocation of overhead expenses and interest expense based on the Company’s external interest rates and the carrying value of its operating assets. CAM’s interest expense was $2.3 million and $7.2 million for the third quarter and first nine months of 2010, respectively, compared to $2.3 million and $7.9 million for the corresponding periods of 2009.

ACMI Services

Through its three airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. Military. In addition to DHL, BAX Global, Inc. (“BAX/Schenker”) is a significant customer with airline operating agreements with CCIA and ATI. At September 30, 2010, ACMI Services included 45 in-service aircraft which the Company owned or operated under capital leases. Additionally, ACMI Services included the operation of eleven freighter aircraft by ABX for DHL under the CMI agreement during the third quarter of 2010. During the third quarter of 2010, ATI leased its third Boeing 767-200 cargo aircraft while CCIA redeployed two of its leased Boeing 727 aircraft that had been temporarily unassigned. ABX returned one of its leased Boeing 767-200’s to CAM, who released the aircraft to an external customer under a seven year agreement.

ACMI Services revenues were $142.7 million and $428.2 million during the third quarter and first nine months of 2010, respectively, declining $17.6 million and $106.6 million for the corresponding periods in 2009. Revenues generated from DHL’s U.S. network declined $33.2 million and $155.7 million compared to the third quarter and first nine months of 2009, when those revenues included the reimbursement of employee severance and retention benefits, the reimbursement of aircraft depreciation expense and compensation for a larger U.S. network capacity from DHL. Under a severance and retention agreement (“S&R agreement”) which was terminated on March 31, 2010, DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The reduction in revenues includes a reduction in the reimbursement of severance and retention benefits since 2009 when ABX experienced significant employee terminations. The decline in DHL revenues was partially offset by increased block hours flown for customers in Europe, Asia Pacific and the Caribbean. Block hours increased 6% and 8% to 23,108 hours and 67,268 hours during the third quarter and first nine months of 2010 compared to 2009. ACMI Services revenues also included additional crews that ABX added during the third quarter of 2010 to prepare for additional customer aircraft operations scheduled to begin in October of 2010. ACMI Services results included revenues of $2.3 million and $10.4 million from bridging aircraft that ABX supplied to DHL during the third quarter and first nine months of 2010, respectively, compared to $3.8 million and $8.2 million for aircraft supplied to DHL under short-term supplemental agreements during the corresponding periods in 2009.

The pre-tax earnings for ACMI Services were $3.4 million for the third quarter of 2010, compared to pre-tax earnings of $1.0 million during the same period of 2009. Higher pre-tax earnings reflect improved profits from ABX’s transatlantic operation for TNT Airways SA and increased block hours. In January 2010, ABX terminated a scheduled transatlantic service and replaced that block space agreement with a conventional ACMI agreement which contributed positively to the segment’s earnings during 2010. These improvements were partially offset by increased crew training costs, lower performance incentive revenues and higher aircraft maintenance expenses among the ATSG airlines during the third quarter of 2010. Maintenance expense not specifically reimbursed under contractual provisions increased approximately $3.3 million during the third quarter of 2010 compared to the same period of 2009. Non-reimbursed maintenance expenses increased due to premature engine and component failures as well as extra planned maintenance tasks with the intent of improving aircraft performance for future periods. Management expects the Boeing 727 and Boeing 757 aircraft to perform more reliably over the coming months as a result of the additional maintenance tasks performed during the third quarter of 2010. The costs of training flight crews increased in the third quarter of 2010 as CCIA redeployed two Boeing 727 aircraft that were temporarily unassigned and ATI added a third Boeing 767 aircraft and prepared to add a DC-8 for BAX/Schenker in the fourth quarter of 2010.

The pre-tax earnings for ACMI Services were $14.9 million for first nine months of 2010, compared to pre-tax earnings of $15.3 million during the corresponding period of 2009. Lower pre-tax earnings for 2010 reflect the changes in the DHL contractual arrangements, higher aircraft maintenance costs in the third quarter and increased operating expenses for the BAX/Schenker network, offset by the improved results from ABX’s transatlantic operation. Pretax earnings for the first nine months of 2010 included $3.5 million related to vacation earned as a result of the S&R agreement with DHL compared to $4.5 million in the first nine months of 2009. (The S&R agreement was terminated in March 2010.) CCIA’s Boeing 727 aircraft scheduled in the BAX/Schenker network have been assigned to operate on a greater number of multi-stop routes than during 2009, which negatively impacted reliability and increased the costs of operating those aircraft.

Beginning in November 2010, ABX expects to begin leasing a Boeing 767-300 aircraft from an external lessor for a 45 month period. ABX has an ACMI agreement to operate the aircraft for DHL on a transatlantic flight beginning in November 2010. Also in November 2010, ABX began to operate one of its Boeing 767-200 aircraft in Asia under an agreement with Japan Airlines International Co., Ltd. and DHL. Additionally, during October 2010, ABX began to operate one additional Boeing 767 aircraft that is owned by DHL. DHL has requested ABX to operate two additional DHL-owned Boeing 767-200 aircraft beginning in the first quarter of 2011 and we anticipate that DHL will request ABX to operate a fourth DHL-owned Boeing 767-200 aircraft in 2011. Each DHL-owned aircraft will generate a pre-negotiated monthly service fee.

Aircraft Fleet

The Company’s aircraft fleet is summarized below as of September 30, 2010 ($ in thousands).

	ACMI Services	CAM Leasing (External)	Total

In-service aircraft
Aircraft owned or under capital lease
Boeing 767-200	16	17	33
Boeing 757	2	—	2
Boeing 727	12	—	12
DC-8	15	—	15

Total	45	17	62
Carrying value			$572,992

Operating lease
Boeing 727	1	—	1

Aircraft in freighter modification
Boeing 767-300	—	1	1
Carrying value			$10,177

Idle aircraft (not scheduled for revenue)
Aircraft owned or under capital lease
DC-8	3	—	3
Boeing 767-200	—	4	4
Boeing 767-300	—	2	2
Carrying value			$28,268

At September 30, 2010, ACMI Services had three DC-8 airframes whose engines and rotables were being used for other aircraft in the Company’s fleets. The spare airframes can be reactivated as needed. At September 30, 2010, CAM has four Boeing 767-200 aircraft and two Boeing 767-300 aircraft that were not in service, but are scheduled to enter the freighter modification process.

Other Activities

Through separate subsidiaries, the Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates three U.S. Postal Service (“USPS”) sorting facilities. The Company provides equipment leasing and facility maintenance, as well as specialized services for aircraft fuel management and freight logistics. Other activities also include the management of workers’ compensation claims under an agreement with DHL and gains from the reduction to employee post–retirement obligations. These other business activities do not constitute reportable segments. Prior to April 1, 2010, other activities included an allocation of ABX’s overhead expenses that could not be charged to DHL under the former cost-plus agreements. In September and October of 2010, the USPS renewed the Company’s operating agreements for each of the three sorting facilities. The renewed agreements were extended through September and October 2012 at substantially the same terms.

External customer revenues from all other activities remained even and increased $1.3 million in the third quarter and first nine months of 2010, respectively, compared to the corresponding periods in 2009. Increased revenues were primarily a result of an increase in aircraft and facility maintenance services when compared to 2009.

The pre-tax earnings from all other activities were $3.1 million and $5.6 million for the third quarter and first nine months of 2010, respectively, compared to $0.1 million and $2.9 million for the corresponding periods of 2009. The increase in pre-tax earnings of $3.0 million for the third quarter of 2010 reflects increased revenues from aircraft maintenance and modification services, gains from the reduction to employee post–retirement obligations and lower overhead costs compared to the third quarter of 2009. Pre-tax earnings for the first nine months of 2010 increased by $2.7 million compared to the corresponding 2009 period, which included additional gains from the sale of spare aircraft and engines which were not as significant in 2010.

Discontinued Operations

Pre-tax results from discontinued DHL operations were a $0.4 million loss and a $0.1 million loss during the third quarter and first nine months of 2010, respectively, compared to earnings of $1.4 million and $8.0 million for the corresponding periods of 2009. The declines reflect the discontinuance of sorting operations for DHL in the third quarter of 2009. Pre-tax earnings from the discontinued DHL operations for the third quarter and first nine months of 2009 were $1.4 million and $5.4 million, respectively, from contractual cost mark-ups. Pre-tax earnings for the first quarter of 2009 included $2.6 million for the reimbursement from DHL of employee vacation benefits that ABX paid to terminated employees under the S&R agreement. During 2010, ABX has provided certain transitional services to DHL which are expected to cease before the end of 2010. Pre-tax earnings from the discontinued DHL operations for the first nine months of 2010 included $0.6 million from the reimbursement from DHL of employee vacation benefits. The costs of discontinued operations for the first nine months of 2010 also included pension expenses for former employees that supported the sorting operations and medical costs in excess of initially estimated accruals for former employees under severance benefit plans or COBRA.

RESULTS OF OPERATIONS

Consolidated net earnings from continuing operations increased $8.5 million and $10.2 million for the third quarter and first nine months of 2010, respectively, compared to the corresponding periods of 2009. Improved earnings were driven by CAM Leasing. CAM Leasing’s pre-tax earnings increased by $5.9 million and $11.6 million during the third quarter and first nine months of 2010, respectively, compared to the corresponding 2009 periods, reflecting the lease of thirteen additional Boeing 767 aircraft to external lessees since September 2009, including eleven aircraft leases initiated with DHL since March 2010. Pre-tax earnings from ACMI Services improved by $2.4 million for the third quarter of 2010 and declined by $0.4 million for the first nine months of 2010, respectively, compared to the corresponding periods of 2009. The increased ACMI Services results for the third quarter were a result of additional block hours and the improvement of ABX’s transatlantic operation for TNT Airways S.A. which was restructured as a conventional ACMI agreement in early 2010. The decline in ACMI Services for the first nine months of 2010 compared to 2009, reflects the shift of revenues to CAM for DHL aircraft leases starting April 1, 2010, higher aircraft maintenance expenses and a reduction of $1.0 million in earnings for the first quarter of 2010 from the S&R agreement, offset by the improved profitability of the transatlantic operations.

Salaries, wages and benefits expense decreased 45% and 50% during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods of 2009. During the first quarter of 2009, this expense line included significant amounts for employee severance and retention benefits. Due primarily to the DHL restructuring, headcount, excluding headcount associated with discontinued operations, declined approximately 21% as of September 30, 2010 compared to March 31, 2009.

Fuel expense increased $6.7 million and $22.6 million during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The increase reflects the increase in the average price of aviation fuel compared to the third quarter and first nine months of 2009. The average price of a gallon of aviation fuel increased 28% and 35% in the third quarter and first nine months of 2010, respectively, compared to the corresponding periods of 2009.

Maintenance, materials and repairs increased $7.2 million and $8.8 million during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The increase in maintenance expense included an increase in aircraft C-check expenses during 2010 compared to 2009 of $4.1 million and $5.8 million for the three and nine month periods ended September 30, 2010, respectively. These C-check expenses were reimbursed to ABX by DHL under the CMI and former ACMI agreements. The increase in maintenance expenses for the third quarter of 2010 also includes additional aircraft maintenance procedures by CCIA with the intent of improving the recent on-time reliability level of the Boeing 727 and Boeing 757 aircraft. The increase in maintenance expenses also reflects the increased cost to support the growth in block hours flown since the corresponding periods of 2009 and the higher maintenance cost for Boeing 727 aircraft operating in the BAX/Schenker network. CCIA’s Boeing 727 aircraft scheduled in the BAX/Schenker network have been assigned to operate on a greater number of multi-stop routes compared to 2009, which negatively impacted reliability and increased the costs of operating those aircraft.

Depreciation and amortization expense increased $2.8 million and $3.0 million during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods of 2009. Depreciation expense increased primarily due to the deployment of eight modified Boeing 767-200 aircraft since September of 2009.

Landing and ramp expense, which includes the cost of deicing chemicals, decreased $0.4 million and $5.0 million during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The decrease is a result of DHL’s removal of aircraft from service in conjunction with its U.S. restructuring plan during the first quarter of 2009.

Travel expense increased $0.1 million and $0.5 million during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The increase is a result of additional crew training and increased block hours, particularly in the Europe and Asia-Pacific regions.

Rent expense from continuing operations increased $2.3 million and $5.2 million during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The increase reflects a change in the allocation of expense for the Wilmington, Ohio facility due to the closure of the sorting operations in July 2009, and an increase in the rental rates for the Wilmington facility in conjunction with a new lease agreement for the facility executed with a regional port authority in May 2010.

Insurance expense decreased $0.6 million and $1.2 million during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The decline in insurance expense primarily reflects the transition to a Company-insured employee medical coverage plan from a third party insurance plan for certain employee groups. Company insured medical expenses are recorded in salaries, wages and benefits.

Other operating expenses include professional fees, utilities, the cost of parts sold to customers and gains from the sale of aircraft and spare engines. Other operating expenses decreased $1.9 million for the third quarter of 2010 compared to the third quarter of 2009 due to a lower volume of parts sales and a lower level of external professional fees incurred since 2009 to support the DHL wind-down. For the nine month periods ended September 30, 2010 and 2009, respectively, other operating expenses remained unchanged. The declines in cost of parts sold and professional fees incurred during 2010 were offset by declines in gains from the sale and disposal of spare equipment compared to the 2009 periods.

Interest expense decreased $1.6 million and $6.6 million during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods of 2009. The decline in interest expense reflects the reduction in the Company’s debt since March 2009 and lower interest rates. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from 4.2% in the first quarter of 2009 to 2.9% for the third quarter of 2010, while interest bearing debt decreased $92.8 million since September 30, 2009.

Interest income remained even and decreased $0.1 million during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods of 2009 due to lower short-term interest rates on our cash and cash equivalents.

The effective tax rate for continuing operations for the three and nine month periods ended September 30, 2010 was 31.7% and 35.3%, respectively, compared to 38.6% and 35.4% for the corresponding periods in 2009. The effective tax rate for the three months ended September 30, 2010 was reduced by the recording of a deferred tax benefit related to a previously unrecognized tax position under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740-10 Income Taxes. The expiration of the statue of limitations for this item resulted in a deferred tax benefit of $0.4 million in the third quarter of 2010. Income taxes recorded through September 30, 2010 have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. The effective tax rate for 2010 is projected to be approximately 35.9%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Net cash generated from operating activities was $81.7 million for the first nine months of 2010 compared to $49.5 million in the first nine months of 2009. The increase in operating cash flows was primarily driven by the collection of receivables due from DHL.

In conjunction with the termination of the former operating agreements, DHL settled the open amounts that were payable to ABX. In April 2010, DHL reimbursed ABX for $11.2 million of accrued vacation payments which ABX had previously paid to terminated employees. Additionally, in May 2010, DHL paid ABX its carrying value of $29.7 million to complete the sale of aircraft that ABX previously put to DHL under provisions of the DHL ACMI agreement. We contributed $36.4 million to our pension plans in the first nine months of 2010, including $25.0 million contributed to the ABX flight crew member pension trust in conjunction with amending the ABX pilot collective bargaining agreement. We plan to contribute $0.1 million more to ABX’s qualified defined benefit pension plans during the remainder of 2010.

Capital spending levels are primarily a result of aircraft modification costs for Boeing 767 aircraft. Cash payments for capital expenditures were $90.7 million in the first nine months of 2010 compared to $49.9 million in the first nine months of 2009. Capital expenditures in 2010 included acquisition and cargo modification costs for eight aircraft compared to six aircraft during the first nine months of 2009. Our capital expenditures for 2010 included $65.2 million for aircraft modifications and acquisitions, $22.0 million for required heavy maintenance and $3.5 million for other equipment costs. We estimate the total level of capital spending for all of 2010 will be approximately $114 million compared to $101 million in 2009. Our estimated 2010 capital spending has been increased from $102 million projected in our 2009 Form 10-K to reflect the Company’s acquisition and partial freighter conversion of three Boeing 767-300 aircraft. Actual capital spending for any future period will be impacted by progress in the aircraft modification process.

During the first nine months of 2010, the Company made principal payments of $61.2 million, including $18.5 million to pay down the outstanding balance of the revolving credit facility and $15.0 million to DHL toward the balance of the promissory note with DHL, as previously agreed.

Commitments

In September 2008, CAM contracted with an aircraft maintenance and modification provider, IAI, to convert up to 14 Boeing 767-200 aircraft from passenger door loading systems to a standard freighter configuration. Through September 30, 2010, eight such aircraft have been converted. CAM has the right to convert up to six more Boeing 767-200 aircraft at IAI. If CAM were to cancel the conversion program as of September 30, 2010, it would owe IAI, approximately $8.0 million associated with additional conversion part kits which have been ordered.

In May 2010, CAM entered into a purchase agreement for three passenger-configured Boeing 767-300 ER aircraft, each equipped with General Electric CF6-80C2-B6 engines. We plan to modify these aircraft into standard freighter configuration. On August 6, 2010, CAM entered into an agreement with M&B Conversions Limited and IAI for the conversion by IAI of the three Boeing 767-300 passenger aircraft. The agreement includes an option to convert up to seven additional Boeing 767-300 series passenger aircraft during the 10-year term of the agreement. When converted into standard freighters, the Boeing 767-300’s are expected to have a range of approximately 3,255 nautical miles, and a maximum payload of approximately 120,000 pounds. If CAM were to cancel the conversion program as of September 30, 2010, it would owe IAI approximately $2.3 million associated with additional conversion part kits which have been ordered.

In October 2010, CAM entered an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 combi aircraft variant. The Boeing 757 combi variant to be developed by Precision will incorporate 10 full cargo pallet positions along with passenger seating for up to 58 occupants. The Boeing 757 combi is intended to strategically position CAM to provide next-generation combi aircraft to complement and eventually replace, the four DC-8 combi aircraft CAM currently leases to ATI. CAM is committed to convert at least two Boeing 757 aircraft.

We estimate that over the next 15 month period ending December 31, 2011, capital expenditures for aircraft acquisitions and modifications could total $160 million to $190 million to complete six Boeing 767-200 aircraft, three Boeing 767-300 aircraft and two or three Boeing 757 aircraft. Actual capital spending for any future period will be impacted by the number of aircraft we decide to modify and the progress in the aircraft modification process. We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flow and existing credit facilities.

Liquidity and Capital Resources

At September 30, 2010, the Company had approximately $44.5 million of cash balances. The Company had $60.1 million of unused credit facility, net of outstanding letters of credit of $14.9 million, through a syndicated Credit Agreement that expires in December 2012. As of September 30, 2010, DHL owes the Company $13.9 million. Additionally, DHL is scheduled make two separate prepayments of $11.4 million in March of 2011 and 2012. Beginning April 1, 2010 and extending through the term of the DHL CMI agreement, the $27.9 million balance of the unsecured note payable to DHL is extinguished ratably without payment. We believe that the Company’s current cash balances and forecasted cash flows provided from its operating agreements, combined with its credit facility, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures.

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

The Company’s revenues for 2009 and the first quarter of 2010 included reimbursement for expenses incurred under the former DHL ACMI agreement, the incremental mark-up revenues set by the DHL ACMI amendments and reimbursement for employee severance, retention, vacation and other benefit costs incurred during the period. Revenues from the former DHL ACMI agreement were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the ACMI agreement to set mark-ups to specific quarterly amounts for 2009 and the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specified employee severance, retention and other benefits that DHL reimbursed to ABX for payment to its employees that were affected in conjunction with DHL’s U.S. restructuring plan. DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement.

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

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that their disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.

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

Civil Action Alleging Violations of Immigration Laws

On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX (the “other ABX defendants”), Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which was later amended to include a second former employee plaintiff, seeks damages in an unspecified amount and alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On March 18, 2010, the Court issued a decision in response to a motion filed by ABX and the other ABX defendants, dismissing three of the five claims constituting the basis of Plaintiffs’ complaint. Most recently, the Court issued a decision on October 7, 2010, permitting the plaintiffs’ to amend their complaint for the purpose of reinstating one of their dismissed claims. On October 26, 2010, ABX and the other ABX defendants filed an answer denying the allegations contained in plaintiffs’ second amended complaint.

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

Proposed rules from the U.S. Federal Aviation Administration would increase the Company’s costs of flight operations and could reduce customers’ utilization of airfreight.

In September 2010, the FAA proposed new rules for Flightcrew Member Duty and Rest Requirements (FMDRR). If implemented, the new rules would require a pilot to have nine hours for the opportunity to rest before reporting to flight duty and place other restrictions on the number of duty hours in particular time periods. If enacted, these rules could have a significant impact on ATSG airlines’ costs of operation. The airlines would attempt to pass such additional costs onto their customers in the form of price increases. Customers, as a result, may seek to reduce the utilization of aircraft in favor of less expensive transportation alternatives. The ATSG airlines are each studying the proposed rules and evaluating the effect that the rules could have on their flight resources and costs.

Item 5.	Other Information

On October 17, 2010, CAM entered into a letter agreement with Precision Conversions LLC pursuant to which Precision Conversions LLC will begin performing the design, engineering and certification work associated with the conversion of Boeing 757-200 series aircraft from a passenger to a combination passenger and freighter configuration. The letter agreement contemplates that the parties will seek to enter into a definitive agreement associated with the work on or before December 1, 2010, pursuant to which CAM will convert no less than three such aircraft to a combination passenger and freighter configuration, including an option for a fourth such aircraft. In the event that CAM terminates the letter agreement or if the parties do not come to terms on a definitive agreement, then CAM will be obligated to contract with Precision Conversions LLC for the conversion of two Boeing 757-200 series aircraft to a standard cargo configuration.

The Boeing 757-200 series combination passenger and freighter conversion will incorporate 10 full cargo pallet positions along with passenger seating for up to 58 occupants. The conversion is intended to strategically position CAM to provide next-generation combination passenger and freighter aircraft to complement and eventually replace the four DC-8 combination passenger and freighter aircraft that CAM currently leases to ATI. CAM paid an initial retainer to Precision to begin the design and engineering work, all or a portion of which would be credited against the cost to convert the aircraft to a combi configuration or, alternatively, to a standard freighter configuration. The conversion cost of the Boeing 757 aircraft is expected to range from $7.0 million to $9.0 million per combi aircraft or, alternatively, $5.0 million per standard freighter aircraft.

Item 6.	Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10.1	Air Transportation Services Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc, dated March 29, 2010. (1)

10.2	Mutual Termination Agreement and Release, made among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc., and ABX Air, Inc., dated March 29, 2010. (1)

10.3	Second Amendment to Lease Assumption and Option Agreement and Exercise of Lease Option, between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010. (1)

10.4	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)

10.5	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)

10.6	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)

10.7	Aircraft Sale Agreements relating to three used Boeing 767-338ER aircraft between Cargo Aircraft Management, Inc. and Qantas Airways Limited. (3)

10.8	Lease Agreement (Wilmington Airpark) between Clinton County Port Authority and Air Transport Services Group, Inc., dated June 2, 2010. (4)

10.9	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified July 30, 2010. (4)

10.10	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd., filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

AIR TRANSPORT SERVICES GROUP, INC.,

a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: November 3, 2010

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: November 3, 2010