Form 10-K
period 2010-12-31
Air Transport Services Group, Inc.
filed 2011-03-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number 000-50368
________________________________________________________________
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware	26-1631624
(State of Incorporation)	(I.R.S. Employer Identification No.)
145 Hunter Drive, Wilmington, OH 45177
(Address of principal executive offices)
937-382-5591
(Registrant’s telephone number, including area code)
 ________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $.01 per share
Preferred Stock Purchase Rights
(Title of class)
Name of each exchange on which registered: NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $221,491,700. As of March 8, 2011, 63,652,228 shares of the registrant’s common stock, par value $0.01, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 10, 2011 are incorporated by reference into Part III.

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

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
General Business Development
Air Transport Services Group, Inc. (“ATSG”), provides aircraft for lease, airline operations, aircraft maintenance and other related services primarily to the shipping and transportation industries. Through several subsidiaries, the Company offers a wide range of capabilities serving delivery companies, freight forwarders, airlines and government customers. ATSG wholly owns three independent airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”), and Air Transport International, LLC (“ATI”), each of which is certificated by the U.S. Department of Transportation. These airlines primarily transport cargo within the United States and include operations in Europe, Asia, the Middle East and throughout the Americas. ATSG includes an aircraft leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), which leases its fleet of Boeing 767, 757, 727 and McDonnell Douglas DC-8 aircraft to ATSG’s airlines and to external customers.
ABX is based in Wilmington, Ohio and operates a fleet of Boeing 767 cargo aircraft. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne, and became an independent publicly traded company, in conjunction with the acquisition of Airborne by an indirect wholly-owned subsidiary of DHL Worldwide Express, B.V. ("DHL"). ATI, based in Little Rock, Arkansas, began operations in 1979 and was an affiliate of BAX Global, Inc. (“BAX/Schenker”) prior to 2006. ATI operates McDonnell Douglas DC-8 and Boeing 767 aircraft and provides airlift to BAX/Schenker, the U.S. Military and various other customers. CCIA obtained its airline operating certificate in 1996 and currently operates Boeing 727 and 757 aircraft, primarily providing air freight transportation for BAX/Schenker and DHL.
ATSG is incorporated in Delaware and its headquarters is in Wilmington, Ohio. ATSG’s common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG. ATSG was formed on December 31, 2007 from the reorganization of ABX for the purpose of creating a holding company structure. On December 31, 2007, ATSG completed the acquisition of CAM, ATI and CCIA which were together owned by a group of private investors. ATSG acquired all of the outstanding stock, stock options and warrants of these companies for a combination of cash, shares of ATSG and debt repayment. The overall transaction value was approximately $340 million, which ATSG partially financed through a $270 million unsubordinated term loan.
ATSG’s other subsidiaries are summarized below. (When the context requires, we may use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.)
Airborne Maintenance and Engineering Services, Inc. (“AMES”), an aircraft maintenance and repair organization;
AMES Material Services, Inc. ("AMS"), which markets and sells aircraft parts;
ABX Cargo Services, Inc. ("ACS"), which operates mail sorting centers for the U.S Postal Service ("USPS");
LGSTX Services, Inc (“LGSTX”) which provides contract maintenance, ground support equipment rentals and fuel management for airlines.
We believe that offering a range of complementary solutions to shippers, freight forwarders and other airlines provides a competitive advantage for growth and diversification. Customers who lease our aircraft typically need related services, such as scheduled aircraft maintenance, line maintenance and crew training which our subsidiaries can provide. In 2010, we formed Airborne Global Solutions, Inc. ("AGS") to assist our subsidiaries in effectuating their sales and marketing plans. Through AGS, we can better leverage our customer relationships on additional business opportunities and market our aviation knowledge and the broad capabilities of our subsidiaries. AGS works with our customers in identifying their business and operational requirements and then works with our subsidiaries in forming a bundled solution of aircraft leases and related services to meet customer needs. AGS assists in marketing the capabilities of our three airlines to provide scalable airlift to a wide range of international locations.
The Company has a concentrated base of leading customers who have diverse lines of international cargo traffic. The three largest customers, DHL, BAX/Schenker and the U.S. Military, totaled 79% of the Company's consolidated revenues in 2010. Information about the Company's revenues and accounts receivable with these customers is presented in Note B to the accompanying consolidated financial statements.
Background
The Company, through ABX, has had long term contracts with DHL since August 16, 2003. Beginning in August 2003, ABX operated primarily under two commercial agreements with DHL; an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) and a hub services agreement (“Hub Services agreement”) both of which had become effective in conjunction with DHL's acquisition of Airborne. Under these agreements, ABX and DHL generally operated under a cost-plus pricing structure. ABX provided staff to conduct package sorting, as well as airport, facilities and equipment maintenance services for DHL under the Hub Services agreement. In 2008, DHL began to restructure its U.S. operations due to continued losses. Pursuant to its restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased all remaining sort operations for DHL and the Hub Services agreement expired. Additionally, in the third quarter of 2009, DHL assumed management of aircraft fueling services for its U.S. network previously provided by ABX. The hub services operations and the aircraft fueling operations have been reported as discontinued operations since that time.
ABX continued to provide airlift for DHL’s international delivery services in the U.S. through ABX’s Boeing 767 aircraft under the DHL ACMI agreement until March 2010. At that point, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements effective March 31, 2010. Under the new agreements, DHL committed to lease13 Boeing 767 freighter aircraft from CAM and ABX was separately contracted to operate those aircraft for DHL under a five year crew, maintenance and insurance agreement ("CMI agreement"). As of December 31, 2010, DHL was leasing 11 of the 13 aircraft from CAM, all of which ABX operates for DHL under the CMI agreement. Two additional Boeing 767 aircraft are scheduled for lease to DHL before the end of the second quarter of 2011.
Description of Business
The Company has two reportable segments, "CAM" and “ACMI Services." Due to the similarities among the Company's airline operations, including the CMI agreement with DHL, the airline operations were aggregated into a single reportable segment, ACMI Services, in 2010. The Company’s other business operations, including aircraft maintenance and modification services, aircraft part sales, equipment leasing and maintenance, mail handling for the USPS and specialized services for aircraft fuel management, do not constitute reportable segments due to their size. Financial information about our segments and geographical revenues is presented in Note P to the accompanying consolidated financial statements.
CAM
CAM’s fleet consists of Boeing 767, Boeing 757, Boeing 727 and McDonnell Douglas DC-8 aircraft. CAM leases aircraft to ATSG airlines and to external customers, usually under multi-year contracts with a schedule of fixed monthly payments. Under a typical lease arrangement, the customer maintains the aircraft in serviceable condition at its own cost. At the end of the lease term, the customer typically is required to return the aircraft in approximately the same maintenance condition, as measured by airframe and engine time until the next scheduled maintenance event, as existed at the inception of the lease. CAM examines the credit worthiness of potential customers, their short and long-term growth prospects, their financial condition and backing, the experience of their management, and the impact of governmental regulation when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease.
Through CAM, we plan to expand the Company's combined fleet of aircraft. Information about the Company's commitments for aircraft expenditures is included in Note I to the accompanying consolidated financial statements.
ACMI Services
Through its three airline subsidiaries, the Company provides airline operations to DHL, BAX/Schenker, other airlines, freight forwarders and the U.S. Military. A typical operating agreement requires the ATSG airline to supply, at a specific rate per block hour and/or per month, the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. Charter agreements, including U.S. Military agreements, usually require the airline to provide full service, including fuel and other operating expenses, in addition to aircraft, crew, maintenance and insurance for a fixed, all-inclusive price.
In March 2010, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements. Through the new agreements, effective March 31, 2010, ABX operates aircraft that DHL either leased from CAM or owns itself. The new CMI agreement with DHL has an initial term of five years.
CCIA and ATI each have contracts to provide airlift to BAX/Schenker under ACMI agreements. BAX/Schneker provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. The BAX/Schenker central hub is located in Toledo, Ohio. CCIA and ATI have the exclusive right to supply all main deck freighter airlift in BAX/Schenker's U.S. domestic network through December 31, 2011.
ATI provides airlift to the Air Mobility Command ("AMC"), which is organized under the U.S. Military. ATI contracts its unique fleet of McDonnell Douglas DC-8 combi aircraft to the AMC. The combi aircraft are capable of carrying passengers and cargo containers on the main flight deck. AMC awards flights to U.S. certificated airlines through annual contracts. For the government fiscal year 2011, AMC awarded ATI three international routes for combi aircraft. These routes are for destinations that are not within the areas of the Middle East conflicts. Additionally, ATI often operates temporary "expansion" routes for the AMC using its McDonnell Douglas DC-8 combi and freighter aircraft.
The Company has limited exposure to fluctuations in the price of aviation fuel under our contracts with DHL, BAX/Schenker and the U.S. Military. ATI procures the aircraft fuel for BAX/Schenker's U.S. domestic network and is reimbursed by BAX/Schenker for the price paid for fuel used. The charter agreements with the U.S. Military are based on a preset pegged fuel price and include a subsequent true-up to the actual fuel prices within two cents per gallon. DHL, like most of our ACMI customers, procures the aircraft fuel and fueling services necessary for their flights.
U.S. Postal Service
Since September 2004, the Company has provided mail sorting services under contracts with the USPS. Our subsidiary, ACS, manages USPS mail sort centers in Indianapolis, Indiana, Dallas, Texas and Memphis, Tennessee. Under each of these three contracts, ACS is compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. Each contract was renewed in 2010 and has a two-year term, with expiration dates in either September or October 2012.
Cargo and Transportation Services
The Company provides brokerage services for airlift by arranging charters for customers using third party airlines as well as ATSG owned airlines.
Aircraft Maintenance and Modification Services
The Company provides aircraft maintenance and modification services to other airlines through its ABX and AMES subsidiaries. In May 2009, much of the aircraft maintenance, component repair and engineering business operations of ABX were transferred to a newly formed ATSG subsidiary, AMES. Organizing the aircraft maintenance and engineering capabilities separately from ABX was intended to facilitate a cost structure and marketing organization which can better compete in the aircraft maintenance industry.
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
AMES operates a Federal Aviation Administration (“FAA”) certificated 145 repair station, in Wilmington, Ohio, including hangars, a component shop and engineering capabilities. AMES is AS9100 quality certified for the aerospace industry. AMES markets its capabilities by identifying aviation-related maintenance and modification opportunities and matching them to its capabilities. AMES’s marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and Boeing 767 cockpits. The flat panel display modernizes aircraft avionics equipment and reduces maintenance costs by combining multiple display units into a single instrumentation panel. AMES has the capabilities to perform line maintenance and heavy maintenance on DC-9, Boeing 767, 757, 737 and 727 aircraft. AMES has the capabilities to refurbish airframe components, including approximately 60% of the components for Boeing 767 aircraft.
Aircraft Parts Sales and Brokerage
AMS, which holds a certificate relating to free trade zone rights, is an Aviation Suppliers Association 100 Certified reseller and broker of aircraft parts. AMS carries an inventory of DC-8, DC-9 and Boeing 767 spare parts and also maintains inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. AMS customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.
Equipment and Facility Maintenance
LGSTX, formerly named ABX Equipment and Facility Services, Inc., provides contract services for aviation support and facility services throughout the U.S. LGSTX has a large inventory of ground support equipment, such as power units, airstarts, deicers and pushback vehicles that it rents to airports, airlines or other customers. LGSTX is also licensed to resell aircraft fuel. LGSTX arranges fueling services for customers and can provide fuel for aircraft charter customers.
Flight Crew Training
ABX and CCIA are FAA-certificated to offer flight crew training to customers and rent usage of their flight simulators for outside training programs. The Company has five flight simulators in operation, including one Boeing 767, one DC-8, one Boeing 727 and two DC-9 flight simulators. The Company’s Boeing 767, its Boeing 727 and one of its DC-9 flight simulators are level C certified. The level C flight simulators allow the Company to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft. The DC-8 and the other DC-9 flight simulators are level B certified, which allows the Company to qualify flight crewmembers by performing a minimum number of flights in an aircraft.
Airline Operations
Flight Operations and Control
Airline flight operations, including aircraft dispatching, flight tracking and crew scheduling, are planned and controlled by personnel within each airline. All Company airline operations are conducted pursuant to authority granted to them by the FAA. ABX staffs aircraft dispatching and flight tracking 24 hours per day, 7 days per week from Wilmington, Ohio. CCIA flight operations, including flight tracking and crew scheduling, are controlled by on-duty personnel from CCIA’s operations center in Orlando, Florida, and the same functions for ATI are controlled from ATI’s operations center in Little Rock, Arkansas.

Maintenance
Our airlines’ operations are regulated by the FAA for aircraft safety and maintenance. Each airline performs routine inspections and airframe maintenance, including Airworthiness Directive and Service Bulletin compliance on all of their aircraft. The airlines’ maintenance and engineering personnel coordinate routine and non-routine maintenance requirements. Each airline’s maintenance program includes tracking the maintenance status of each aircraft, consulting with manufacturers and suppliers about procedures to correct irregularities and training maintenance personnel on the requirements of its FAA-approved maintenance program. The airlines contract with maintenance repair organizations (“MROs”), including AMES, to perform heavy airframe maintenance on airframes and engines. Each airline owns a supply of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The number of spare items maintained is based on the fleet size, engine type operated, and the reliability history of the item types.

Insurance
Our airline subsidiaries are required by the Department of Transportation (“DOT”) to carry liability insurance on each of their aircraft. Their aircraft leases, loan agreements and ACMI agreements also require them to carry such insurance. The Company currently maintains public liability and property damage insurance, and our airline subsidiaries currently maintain aircraft hull and liability insurance and war risk insurance for their respective aircraft fleets in amounts consistent with industry standards. CAM’s customers are also required to maintain similar insurance levels.
Employees
As of December 31, 2010, ATSG and its subsidiaries had approximately 2,065 employees, including 1,790 full-time employees and 275 part-time employees. ATSG employs approximately 600 flight crewmembers, 910 aircraft maintenance technicians and flight support personnel, 315 warehousing, sorting and logistics personnel, 65 employees for airport maintenance and logistics, 25 employees for sales and marketing and 150 employees for administrative functions. On December 31, 2009, the Company had approximately 2,020 employees.
Labor Agreements
The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2010.

Airline	Labor Agreement Unit	Contract Amendable Date	Approximate Number of Employees Represented
ABX	International Brotherhood of Teamsters	12/31/2014	12.4%
ATI	Airline Pilots Association	5/1/2004	10.1%
CCIA	Airline Pilots Association	7/31/2013	6.4%
Under the Railway Labor Act (“RLA”), as amended, the crewmember labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling-off” period before either party can resort to self-help, including, but not limited to, work stoppage.

Training
The flight crewmembers are required to be licensed in accordance with Federal Aviation Regulation (“FAR”), with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to fly aircraft. Licenses and medical certifications are subject to recurrent requirements as set forth in the FARs to include recurrent training and minimum amounts of recent flying experience.
The FAA mandates initial and recurrent training for most flight, maintenance and engineering personnel. Mechanics and quality control inspectors must also be licensed and qualified to perform maintenance on the Company operated and maintained aircraft. Our airline subsidiaries pay for all of the recurrent training required for their flight crewmembers and provide training for their ground service and maintenance personnel. Their training programs have received all required FAA approvals.
Industry
The primary competitive factors in the air cargo industry are price, fuel efficiency, geographic coverage, flight frequency, aircraft reliability and capacity. Our airline subsidiaries compete for domestic cargo volume principally with other cargo airlines and passenger airlines which have substantial belly cargo capacity. Other cargo airlines include Amerijet International, Inc., Astar USA, Inc. (“Astar”), Atlas Air Worldwide Holdings, Inc., National Airlines, Evergreen International, Inc., and World Airways, Inc. The industry is capital intensive and highly competitive.
Cargo volumes are highly dependent on the economic conditions and the level of commercial activity. Generally,

time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery, while higher costs of jet fuel generally reduces the demand for air delivery services. When jet fuel prices increase, shippers will consider using ground transportation if the delivery time allows. Historically, the cargo industry has experienced higher volumes during the fourth calendar quarter of each year due to increased shipments during the holiday season.
The scheduled delivery industry is dominated by integrated door-to-door carriers including DHL, the USPS, FedEx Corporation, BAX/Schenker and United Parcel Service, Inc. Although the volume of our business is impacted by competition among these integrated carriers, we do not usually compete directly with them.
Competition for aircraft leasing is generally effected by aircraft type, aircraft availability and lease rates. We target our leases to cargo airlines and delivery companies seeking medium widebody airlift.
The aircraft maintenance industry is labor intensive and typically competes based on cost, capabilities and reputation for quality. U.S. airlines may contract for aircraft maintenance with MROs in other countries or geographies with a lower labor wage base, making the industry highly cost competitive.
Intellectual Property
The Company owns a small number of U.S. patents that have nominal commercial value. The Company also owns many STCs issued by the FAA. The Company uses these STCs mainly in support of its own fleets; however, AMES has marketed certain STCs to other airlines.
Information Systems
The Company has invested significant management and financial resources in the development of information systems to facilitate cargo, flight and maintenance operations. The Company utilizes its systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using its systems, the Company tracks and controls inventories and costs associated with each maintenance task, including the personnel performing those tasks. In addition, the Company’s flight operations systems coordinate flight schedules and crew schedules. It has developed and procured systems to track crewmember flight and duty time, and crewmember training status.

Regulation
Our subsidiaries’ airline operations are generally regulated by the DOT, the FAA and the TSA. Those operations must comply with numerous security and environmental laws, ordinances and regulations. In addition, they must also comply with various other federal, state, local and foreign laws and regulations.
Environment
Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean-up of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up such contaminated property, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remediation or compliance costs. Under its expired air park sublease with DHL, ABX and DHL are required to defend, indemnify and hold each other harmless from and against certain environmental claims associated with the Air Park in Wilmington, Ohio.
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
In addition, the European Commission has approved the extension of the European Union Emissions Trading

Scheme ("ETS") for greenhouse gas emissions to the airline industry. Under this decision, all Company airline subsidiary flights to and from any airport in any member state of the European Union will be covered by the ETS requirements beginning in 2012, and each year we will be required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights.
The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Airport Noise and Capacity Act of 1990 provides that, in the case of Stage 3 aircraft (all of our operating aircraft satisfy Stage 3 noise compliance requirements), an airport operator must obtain the carriers’ consent to or the government’s approval of the rule prior to its adoption. We believe the operation of our airline subsidiaries’ aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, some airport authorities have adopted local noise regulations, and, to the extent more stringent aircraft operating regulations are adopted on a widespread basis, our airline subsidiaries may be required to spend substantial funds, make schedule changes or take other actions to comply with such local rules.
The U.S. government, working through the International Civil Aviation Organization, has in the past adopted more stringent aircraft engine emissions regulations with regard to newly certificated engines and aircraft noise regulations applicable to newly certificated aircraft. Although these rules will not apply to any of our airline subsidiaries’ existing aircraft, additional rules could be adopted in the future that would either apply these more stringent noise and emissions standards to aircraft already in operation or require that some portion of the fleet be converted over time to comply with these new standards.
Department of Transportation
The DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has separately issued to ABX, CCIA and ATI Domestic All-Cargo Air Service Certificates for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. Additionally, the DOT has issued ABX, CCIA and ATI Certificates of Public Convenience and Necessity authorizing each of them to engage in scheduled foreign air transportation of cargo and mail between the U.S. and over 88 foreign countries. By maintaining these certificates, the Company, through its airline subsidiaries, can conduct all-cargo charter operations worldwide. Prior to issuing such certificates, and periodically thereafter, the DOT examines a company’s managerial competence, financial resources and plans, compliance, disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake.
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
The FAA has the authority to issue airworthiness directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and the replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Company’s airline subsidiaries to inspect and replace aircraft components based on their age or condition. As a routine matter, the FAA issues airworthiness directives applicable to the aircraft operated by our airline subsidiaries, and our airlines comply, sometimes at considerable cost, as part of their aircraft maintenance program. In addition to the FAA practice of issuing airworthiness directives as conditions warrant, the FAA has adopted new policies to address issues involving older, but still economically viable aircraft, on a more systematic basis. New FAA regulations mandate that aircraft manufacturers establish limits on aircraft flight cycles before which widespread fatigue damage might occur. Once these limits are established, carriers must then incorporate them into their maintenance programs over time. Once the limits are reached, airlines will be unable to continue to operate the aircraft without the FAA first granting an extension of time to the operator. As the manufacturers have not yet set the new limits, the Company cannot yet estimate the impact of the new rule on any of its airline subsidiaries.
The FAA has amended its policy regarding the proper application of airport rates and charges imposed on airlines. The amended policy provides greater flexibility to airport operators to impose charges that would allow for the imposition of “congestion fees” rather than uniform airport fees. If airports in the U.S. seek to use the flexibility offered by this new policy, it could have an impact on the cost of conducting our flight operations.
The FAA requires each of the airline subsidiaries to implement a drug and alcohol testing program with respect to all employees that engage in safety sensitive functions. Each of the airlines comply with these regulations.
Transportation Security Administration
The Transportation Security Administration (“TSA”), an administration within the Department of Homeland Security, is responsible for the screening of passengers, baggage and cargo and the security of aircraft and airports. Our airline subsidiaries comply with all applicable aircraft and cargo security requirements. The TSA has adopted cargo security-related rules that have imposed additional burdens on our airlines and our customers. Among other things, the TSA requires each airline to perform criminal history background checks on all employees. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to the Company’s airline subsidiaries in the future.

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
The economic conditions in the U.S. and throughout the globe may negatively impact the demand for the Company’s aircraft and services.
Air cargo transportation volumes are strongly correlated to general economic conditions, including the price of aviation fuel. An economic downturn could reduce the demand for delivery services offered by DHL, BAX/Schenker and other delivery businesses, in particular expedited services shipped via aircraft. Accordingly, an economic downturn could reduce the demand for airlift and cargo aircraft leases. During an economic slowdown, customers generally prefer to use ground-based delivery services instead of more expensive air delivery services. If the price of aviation fuel rises significantly, the demand for cargo aircraft and air delivery services may decline further.
Our cost of providing airline services could be more than the contractual revenues generated.
The airlines each develop business plans for ACMI, charter and other operating contracts by projecting operating costs, crew productivity and maintenance expenses. Projections contain key assumptions, including flight hours, aircraft reliability, crewmember productivity and crewmember compensation and benefits. We may overestimate revenues, the level of crewmember productivity, and/or underestimate the actual costs of providing services when preparing for new business opportunities. If actual costs are higher than projected or aircraft reliability is less than expected, future operating results may be negatively impacted.
The Company’s three airlines rely on crews that are unionized. The respective collective bargaining agreements for ABX and CCIA were recently renegotiated and the collective bargaining agreement for ATI is scheduled for a ratification vote in mid-March 2011. If collective bargaining agreements increase our costs and we cannot recover the increases in costs, we may decide to terminate customer contracts or curtail planned growth. If disagreements arise, airline operations could be interrupted and business could be adversely affected until agreements are reached with the crewmembers.
Our airline operating agreements include on-time reliability requirements which can impact the Company's operating results and financial condition.
The airline operating agreements with DHL and BAX/Schenker contain monetary penalties if aircraft reliability falls below certain monthly thresholds. An airline could be found in default of an agreement if it does not maintain minimum thresholds over an extended period of time. The airline operating agreements also contain monthly incentive payments for reaching specific on-time reliability thresholds. As a result, our operating revenues can vary from period to period depending on the achievement of those monthly incentives.
If ABX fails to maintain aircraft reliability above a minimum threshold in DHL's U.S. domestic network for two consecutive calendar months or three months in a rolling twelve month period, ABX would be in default of the CMI agreement with DHL. In that event, DHL may elect to terminate the CMI agreement, unless ABX maintains the minimum reliability threshold during a sixty-day cure period. If DHL terminates the CMI agreement due to an ABX event of default, ABX would be subject to a monetary penalty payable to DHL. The penalty at March 31, 2011 would be $15 million and will reduce to $10 million on March 31, 2012, and will remain at that amount through the initial term of the CMI agreement.
Under provisions of the CMI and lease agreements with DHL, DHL can terminate the CMI or lease agreements subject to early termination provisions.
DHL may terminate the CMI agreement for convenience at any time during the initial five-year term (other than the first twelve-months thereof) on the date that it ceases operating or causing to be operated the aircraft on air routes for which the origin and destination are within the United States, subject to providing six months notice and paying to ABX a termination fee. This termination fee will start at $70 million on March 31, 2011and amortize to zero during the remaining four year initial term of the CMI agreement. DHL may terminate one or more of the aircraft leases for convenience at any time after the first 24 months of the respective terms thereof, upon providing six months notice and paying to CAM a lump sum amount equal to six months rent. DHL may also terminate one or more aircraft leases at any time after the first 54 months of the term of the CMI agreement, in the event that DHL desires to transfer operational control of such aircraft, but is restricted from doing so by the terms of the collective bargaining agreement between ABX and its pilots' union providing that members of the pilots' union have the right to follow the aircraft to another operator, subject to providing six months notice and paying to CAM a lump sum amount equal to two months rent.
BAX/Schenker may reduce airlift requirements or contract for airlift with other providers.
CCIA and ATI have the exclusive right to supply all main deck freighter airlift in BAX/Schenker's U.S. domestic network. However, BAX/Schenker can remove an ATI or CCIA aircraft from service at the time an aircraft or engine on that aircraft requires a heavy maintenance event. ATI and CCIA's exclusive rights to supply airlift to BAX/Schenker is scheduled to expire on December 31, 2011, and BAX/Schenker has the right to terminate the exclusivity period before that date by paying a termination charge that declines ratably to zero through December 31, 2011.
AMC may not renew our contracts or may reduce the number of routes that we operate.
Our contracts with the AMC (an organization within the U.S. Military) are typically for one year and are not required to be renewed. The AMC may terminate the contracts for convenience or for an event of default, such as reliability. The number and frequency of AMC routes is sensitive to changes in military priorities and U.S. defense budgets.
Our business could be negatively impacted by adverse audit findings by the U.S. government.
Our U.S. Military contracts are subject to audit by government agencies, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. If an audit uncovers improprieties, we may be subject to civil or criminal penalties, including termination of such contracts, forfeiture of profits, fines and suspension from doing business with the U.S. Military.
Proposed rules from the Department of Transportation, the U.S. Federal Aviation Administration and the Transportation Security Administration would increase the Company's costs of operations and could reduce customers' utilization of airfreight.
In September 2010, the FAA proposed new rules for Flightcrew Member Duty and Rest Requirements (FMDRR). If implemented, the new rules would require a pilot to have nine hours for the opportunity to rest before reporting to flight duty and place other restrictions on the number of duty hours in particular time periods. If enacted, these rules could have a significant impact on ATSG airlines' costs of operation. The airlines would attempt to pass such additional costs onto their customers in the form of price increases. Customers, as a result, may seek to reduce their utilization of aircraft in favor of less expensive transportation alternatives. The ATSG airlines are each studying the proposed rules and evaluating the effect that the rules could have on their flight resources and costs.

The Company continues to make significant investments in additional aircraft which may impact the Company’s operating results and financial condition.
We plan to make capital investments to modify additional Boeing 767 standard freighter aircraft for service through 2011. We are also considering the development of a Boeing 757 combi variant. The actual demand for the Boeing 767 and 757 may be less than we anticipate. The actual lease rates for new modified aircraft may be less than we projected, or new leases may start later than we expect. Further, other airlines and lessors may be in a position to provide aircraft to the market before our aircraft are available for service.
The Company's future operating results and financial condition will depend in part on our subsidiaries’ ability to successfully deploy these aircraft in operations that provide a positive return on investment. Our success will depend, in part, on their ability to obtain and operate additional cargo volumes with customers other than DHL and BAX/Schenker, including international markets. Deploying aircraft in international markets can pose additional risks, regulatory requirements and costs.
The concentration of aircraft types and engines in the Company's airlines could adversely affect our operating and financial results.
The combined aircraft fleet is concentrated in four aircraft types. If any of theses aircraft types encounter technical difficulties that resulted in significant FAA Airworthiness Directives or grounding, our ability to lease the aircraft would be adversely impacted, as would our airlines' operations. The market growth in demand for the Boeing 767 and 757 aircraft types and configurations may be less than we anticipate. Customers may develop preferences for the Airbus A300-600 and A330 aircraft which provide capabilities similar to the Boeing 767 aircraft.
We rely on third parties to modify aircraft and provide aircraft and engine maintenance. If service providers do not deliver the level of service expected by our business, future operating results may be negatively impacted.
We rely on certain third party service providers that have expertise or resources that we do not have. An unexpected termination or delay involving such service providers could have a material adverse effect on our operations and financial results. We must effectively manage such third parties to meet aircraft modification schedules and maintenance events. A delay in an aircraft modification could adversely impact our revenues and our ability to place the aircraft in the market.
The Company could violate debt covenants.
The Company’s Credit Agreement and aircraft loans contain covenants, including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness and the level of annual capital expenditures. The Credit Agreement and aircraft loans cross default. The Credit Agreement and loans stipulate events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company’s cost of borrowings could increase, and the contractual repayment of debt may accelerate. Additionally, the Company’s ability to modify and deploy aircraft could be limited as a result.
Our access to liquidity could be less than we need for our expected growth plans and our cost of debt could increase.
The Company's existing Credit Agreement expires in December 2012. At that time, a balloon payment of $139.1 million is due to the consortium of banks that finance the Company's term loan, plus any draws on the revolving credit facility that may be outstanding on December 31, 2012. We are exploring alternatives which may secure longer term debt financing before the balloon payment is due. Alternatives which we may consider include amending and extending the current Credit Agreement beyond 2012, terminating and replacing the current Credit Agreement with a new bank facility as well as other alternatives. A new, follow-on credit agreement, assuming one can be obtained before 2012, may contain more restrictive covenants, dividend limitations, tighter restrictions on capital spending and higher costs of interest than the existing Credit Agreement. As of December 31, 2010, the Company had $3.6 million of capitalized loan origination costs and $4.6 million of unrealized losses from the hedging of interest payments that could adversely impact future operating results if the Credit Agreement is terminated early.
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
Significant ownership changes could limit our ability to use NOLs to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of significant stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).
We may need to reduce the carrying value of the Company’s assets.
The Company owns a significant amount of aircraft, aircraft parts and related equipment. Additionally, the balance sheet reflects assets for income tax carryforwards and other deferred tax assets. The removal of aircraft from service or continual losses from aircraft operations could require the Company to evaluate the recoverability of the carrying value of those aircraft, related parts and equipment in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360-10, Property, Plant, and Equipment, and result in an impairment charge.
We have recorded significant amounts of goodwill and intangibles related to acquisitions. If we are unable to achieve the projected levels of operating results and these assets are impaired, it may be necessary to record a non-cash charge to earnings.
If the Company incurs operating losses or our estimates of expected future earnings indicate a decline, it may be necessary to reassess the need for a valuation allowance for some or all of the Company’s net deferred tax assets.
Penalties, fines and sanctions levied by governmental agencies or the costs of complying with government regulations could negatively affect our results of operations.
The operations of the Company’s subsidiaries are subject to complex aviation, transportation, security, environmental, labor, employment and other laws and regulations. These laws and regulations generally require our subsidiaries to maintain and comply with a wide variety of certificates, permits, licenses and other approvals. Their inability to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or, in the case of DOT and FAA requirements, possible suspension or revocation of their authority to conduct operations.
The costs of maintaining the aircraft in compliance with government regulations could negatively affect our results of operations.
All aircraft in the Company’s airline subsidiaries’ in-service fleets were manufactured prior to 1990. Manufacturer Service Bulletins and the FAA Airworthiness Directives issued under its “Aging Aircraft” program cause operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. The FAA may issue Airworthiness Directives that could require significant inspections and major modifications to such aircraft. The FAA may issue Airworthiness Directives that could limit the usability of certain aircraft types. The FAA is currently considering the issuance of an airworthiness directive that may require the replacement of the aft pressure bulkhead on Boeing 767-200 aircraft based on a certain number of landing cycles. If such an Airworthiness Directive is issued, all of the Boeing 767s within the Company will be affected over approximately a seven year period. The cost of compliance is estimated to be $1.0 million per aircraft.
In addition, new FAA regulations require that aircraft manufacturers must establish limits on an aircraft flight cycle as described in Item 1, under Federal Aviation Administration Regulation of this report. These regulations may increase our maintenance costs and eventually limit the use of our aircraft.
Failure to maintain the operating certificates and authorities of ABX, ATI and CCIA would adversely affect our business.
The airline subsidiaries have the necessary authority to conduct flight operations pursuant to the economic authority issued by the DOT and the safety based authority issued by the FAA. The continued effectiveness of such authority is subject to their compliance with applicable statutes and DOT, FAA and TSA rules and regulations, including any new rules and regulations that may be adopted in the future. The loss of such authority by an airline subsidiary could cause a default of covenants within the Credit Agreement and would materially and adversely affect its airline operations, effectively eliminating the airline's ability to operate air services.
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
Concern over climate change, including the impact of global warming, has led to significant federal, state and international legislative and regulatory efforts to limit greenhouse gas emissions. The European Commission has mandated the extension of the European Union Emissions Trading Scheme ("ETS") for greenhouse gas emissions to the airline industry. Under this decision, all Company airline subsidiary flights to and from any airport in any member state of the European Union will be covered by the ETS requirements beginning in 2012, and each year we will be required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. The U.S. Congress has considered the regulation of greenhouse gas emissions. Also, the U.S. Environmental Protection Agency could regulate greenhouse gas emissions, especially aircraft engine emissions. The cost to comply with potential new laws and regulations could be substantial for the Company. These costs could include an increase in the cost of the fuel and capital costs associated with updating aircraft. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on the Company’s cost structure or operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases portions of the air park in Wilmington, Ohio under a lease agreement with a regional port authority, the term of which expires in May of 2019. The lease includes corporate offices, 210,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. .
As of December 31, 2010, the Company and its subsidiaries owned 54 aircraft, leased six aircraft under capital leases and four aircraft under operating leases, for a total of 64 aircraft in service condition. All of the aircraft were previously owned and operated. Once acquired, the aircraft were modified for cargo operations, except for one Boeing 767 aircraft that remains in passenger configuration. These aircraft are generally described as having medium to medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 48,000 to 119,500 pounds. These aircraft are well suited for intra-continental flights and medium range inter-continental flights. Because an airline's flight operations can be hindered by inclement weather, sophisticated landing systems and other equipment are utilized to minimize the effect that weather may have on flight operations. For example, ABX’s Boeing 767-200 aircraft are operated for Category III landings. This allows their crews to land under weather conditions with runway visibility of only 600 feet at airports with Category III Instrument Landing Systems.

The table below shows the combined in-service fleet of aircraft.

	Number of Aircraft as of December 31, 2010
Aircraft Type	Total	Owned	Capital lease	Operating lease	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	32	30	-	2	1982 - 1987	67,000 - 91,000	1,800 - 4,400
767-200 ER (3)	1	1	-	-	1985		5,000
767-300 SF (1)	1	-	-	1	1989	119,500	1,800 - 4,400
DC-8-F (1)	11	11	-	-	1967 - 1969	96,000 - 108,800	1,800 - 4,400
DC-8-CF (2)	4	4	-	-	1968 - 1970	80,000 - 85,000	1,800 - 4,400
727-200 SF (1)	13	6	6	1	1973 - 1981	52,300 - 61,000	1,200 - 2,100
757-200 SF (1)	2	2	-	-	1984 - 1986	48,000 - 68,000	2,700 - 4,000
Total in-service	64	54	6	4
In addition, as of December 31, 2010, CAM had two Boeing 767-200 aircraft and one Boeing 767-300 aircraft, not reflected in the table above, that were undergoing modification to a standard freighter configuration. CAM also had four Boeing 767-200 aircraft and two Boeing 767-300, not reflected in the table above, that were scheduled to undergo modification to standard freighter configuration. At December 31, 2010, the Company had three spare airframes that had been removed from service. The engines and rotables from these aircraft are being used to support other aircraft in the combined fleet. Provisions of the Company’s credit agreement require that the aircraft are maintained in airworthy condition. Exceptions to the requirement are made on a case-by-case basis with the consent of the lead agent to the credit facility. Such exceptions were granted by the lead agent for the spare airframes and the aircraft undergoing modification.
As of December 31, 2010, ABX operated 24 Boeing 767-200 aircraft and one Boeing 767-300 aircraft (11 of the 767-200 aircraft were leased by CAM to DHL and operated by ABX); ATI operated three Boeing 767-200 aircraft, 11 DC-8 freighter aircraft and four DC-8 combi aircraft; and CCIA operated 13 Boeing 727 aircraft and two Boeing 757 aircraft. CAM's Boeing 767 passenger aircraft is scheduled to begin an Atlantic operation in April 2011. In addition to these aircraft, CAM leased five Boeing 767-200 aircraft to other airlines.
We believe that our existing facilities, aircraft fleet and planned aircraft investments as described in Note I to the accompanying financial statements, are appropriate for our current operations and growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.
____________________

(1)	These aircraft are configured for standard cargo containers, including large standard main deck cargo doors.

(2)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.

(3)	Passenger configured aircraft.

ITEM 3. LEGAL PROCEEDINGS

Department of Transportation (“DOT”) Continuing Fitness Review
ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc., in August of 2003. The filing was initially made in mid-July of 2003 and thereafter updated in April of 2005, September of 2007, December of 2007 and March of 2010, with respect to subsequent events relevant to the DOT's analysis, including the reorganization of ABX under a holding company structure and the acquisition of Cargo Holdings International, Inc.

The DOT was required to determine whether ABX continues to be a U.S. citizen and is fit, willing and able to engage in air transportation of cargo. On January 24, 2011, the DOT issued an order dismissing its notice, dated August 6, 2003, requesting public comments on the procedures to be employed in reviewing the impact of the proposed substantial changes in ownership and operations on the citizenship of ABX. On March 4, 2011, the DOT notified ABX that, based on its review of the previously filed and updated information, it appears that ABX continues to be a U.S citizen and remains fit to conduct air transportation operations as a U.S. certificated air carrier.
Civil Action Alleging Violations of Immigration Laws
On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which was later amended to include a second former employee plaintiff, seeks damages in an unspecified amount and alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On March 18, 2010, the Court issued a decision in response to a motion filed by ABX and the other ABX defendants, dismissing three of the five claims constituting the basis of Plaintiffs' complaint. Most recently, the Court issued a decision on October 7, 2010, permitting the plaintiffs’ to amend their complaint for the purpose of reinstating one of their dismissed claims. On October 26, 2010, ABX and the other ABX defendants filed an answer denying the allegations contained in plaintiffs’ second amended complaint.
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
Environmental Matters
The Ohio Environmental Protection Agency (“OEPA”) was contemplating a proceeding against DHL, in its former capacity as the owner of Wilmington Air Park (“ILN"), and ABX, in its former capacity as the permit holder for the stormwater treatment system at ILN, arising from the unauthorized discharge of stormwater from ILN on or about May 7, 2008, and seeking a monetary penalty in the amount of $210,000. DHL, which had agreed to indemnify ABX for claims arising from this matter under the terms of the Mutual Termination Agreement and Release, dated March 29, 2010, among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc. and ABX Air, Inc., subsequently held discussions with the OEPA regarding this matter. Thereafter, on January 5, 2011, the OEPA issued the Director's Final Findings and Orders pursuant to which DHL Express (USA), Inc. agreed to pay $80,000 to the OEPA in full settlement of the contemplated proceeding and related matters against DHL and ABX.

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

2010 Quarter Ended:	Low	High
December 31, 2010	$5.99	$8.10
September 30, 2010	$4.48	$6.50
June 30, 2010	$3.52	$6.03
March 31, 2010	$1.78	$3.49

2009 Quarter Ended:	Low	High
December 31, 2009	$2.11	$3.50
September 30, 2009	$2.13	$4.06
June 30, 2009	$0.44	$2.49
March 31, 2009	$0.17	$0.84
On March 8, 2011, there were 1,800 stockholders of record of the Company’s common stock. The closing price of the Company’s common stock was $8.25 on March 8, 2011.

Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in the Company’s common stock with the cumulative total return of a $100 investment in the NASDAQ Global Select Market and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2005 and ending on December 31, 2010.

140
120
100
80
60
40
20
0
Dollars
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
Air Transport Services
NASDAQ Composite
NASDAQ Transportation

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Air Transport Services Group, Inc.	100.00	88.28	53.25	2.29	33.63	100.64
NASDAQ Composite Index	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Transportation Index	100.00	111.57	117.39	88.90	91.15	117.01
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
Securities authorized for issuance under equity compensation plans
For the response to this Item, see Item 12.

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

	As of and for the Years Ended December 31
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
OPERATING RESULTS (1):
Continuing revenues	$667,382	$823,483	$941,686	$573,256	$548,576
Operating expenses	585,706	751,693	963,638	538,025	514,014
Net interest expense	18,359	26,432	34,667	9,510	6,772
Earnings (loss) from continuing operations before income taxes (3)	63,317	45,358	(56,619)	25,721	27,790
Income tax benefit (expense) (2)	(23,413)	(17,156)	(6,229)	(10,898)	57,096
Earnings (loss) from continuing operations	39,904	28,202	(62,848)	14,823	84,886
Discontinued earnings, net of tax (4)	(70)	6,247	6,858	4,764	5,168
Net earnings (loss)	$39,834	$34,449	$(55,990)	$19,587	$90,054
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS (1):
Basic	$0.64	$0.45	$(1.01)	$0.26	$1.46
Diluted	$0.62	$0.44	$(1.01)	$0.25	$1.45
WEIGHTED AVERAGE SHARES (1):
Basic	62,807	62,674	62,484	58,296	58,270
Diluted	64,009	63,279	62,484	58,649	58,403
SELECTED CONSOLIDATED
FINANCIAL DATA (1):
Cash and cash equivalents	$46,543	$83,229	$116,114	$59,271	$63,219
Deferred income tax asset (2)	12,879	31,597	74,979	35,056	101,715
Property and equipment, net	658,756	636,089	671,552	690,813	458,638
Goodwill and intangible assets (3)	99,036	99,890	100,777	210,354	—
Total assets	900,654	1,002,773	1,101,349	1,162,967	679,798
Post-retirement liabilities	119,746	155,720	299,964	190,028	224,376
Capital lease obligations (5)	6,103	12,918	72,282	88,483	73,551
Long-term debt, other than leases (5)	296,425	364,509	440,204	502,319	125,126
Deferred income tax liability	39,746	50,044	—	—	—
Stockholders’ equity	302,077	245,982	80,392	200,003	120,210
____________________

(1)	The consolidated financial data includes the Company’s acquisition of Cargo Holdings International, Inc. as of December 31, 2007.

(2)	In the fourth quarter of 2006, an income tax benefit was recognized to completely reverse the valuation allowance on ABX’s deferred tax assets.

(3)	In the fourth quarter of 2008, the Company recorded an impairment charge of $73.2 million on goodwill and $18.0 million on acquired intangibles.

(4)	In the third quarter of 2009, ABX ceased providing hub services and fuel services for DHL. Accordingly, these business activities are reflected as discontinued operations for all years presented.

(5)
Capital lease obligations reflects the assumption and extinguishment of aircraft lease obligations by DHL during 2009 totaling $45.7 million. Additionally, Long-term debt reflects the extinguishment of $46.3 million of the DHL promissory note during 2009. (See Note H to the accompanying financial statements.)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries and should be read in conjunction with the “Risk Factors” in Item 1A of this report, our historical financial statements, and the related notes contained in this report.

INTRODUCTION
Air Transport Services Group, Inc. (the “Company”) is a holding company whose principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”). When the context requires, we may also use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.
The Company, through ABX, has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates, which are collectively referred to as “DHL,” since August 16, 2003. DHL, an international, integrated delivery company, is the Company's largest customer. In March 2010, the Company and DHL executed new follow-on agreements, effective March 31, 2010. The new agreements separate CAM's lease of freighter aircraft to DHL from the maintenance and operation of those aircraft on behalf of DHL. DHL committed to lease 13 Boeing 767 freighter aircraft from CAM and DHL contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement is no longer based on a cost-plus pricing arrangement, but instead pricing is based on a pre-defined fee, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years, while the term of the aircraft leases are seven years, with early termination provisions. Until CAM completes the aircraft modification process for the 13 aircraft committed to DHL, ABX is operating its own Boeing 767 aircraft as bridging aircraft for DHL under short term, month-to-month arrangements under economic terms similar to those under the lease agreements for the 13 aircraft. Prior to the new follow-on agreements, ABX provided flight crews, maintenance and aircraft to DHL under an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) which compensated ABX on a cost-plus mark-up basis.
The new follow-on agreements with DHL commenced on March 31, 2010. Due to the similarities among the Company's airline operations, including the new CMI agreement with DHL, the airline operations have been aggregated into a single reportable segment. The segment information has been updated to retrospectively reflect the aggregation of the former DHL segment with the ACMI Services segment.

SEGMENT ANALYSIS
The Company has two reportable segments: ACMI Services and CAM. The Company’s other business activities do not constitute reportable segments and have been aggregated in Other Activities.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ended December 31
	2010	2009	2008
Revenues from Continuing Operations:
CAM	$101,375	$60,685	$47,480
ACMI Services
Airline services	432,082	556,152	716,533
Other Reimbursable	143,330	91,306	155,905
S&R activites	4,000	121,366	29,109
Total ACMI Services	579,412	768,824	901,547
Other Activities	87,660	64,914	48,707
Total Revenues	768,447	894,423	997,734
Eliminate internal revenues	(101,065)	(70,940)	(56,048)
Customer Revenues	$667,382	$823,483	$941,686

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	41,586	22,775	18,102
ACMI Services
Airline services	17,339	11,665	20,738
S&R activites	3,549	16,727	816
Impairments	—	—	(91,241)
Total ACMI Services	20,888	28,392	(69,687)
Other Activities	8,017	3,518	7,070
Net unallocated interest expense	(7,174)	(9,327)	(12,104)
Total Pre-Tax Earnings from Continuing Operations	$63,317	$45,358	$(56,619)

Under a severance and retention agreement ("S&R agreement"), DHL compensated and reimbursed ABX for its management and costs associated with DHL's network restructuring starting in May 2008 and continuing through March 2010. Other Reimbursable revenues include certain operating costs that are reimbursed to the airlines by their customers. Such costs include fuel used, landing fees and certain aircraft maintenance expenses. The type of costs that are reimbursed varies by customer operating agreement.
CAM
The Company offers aircraft leasing through its CAM subsidiary. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and a maintenance deposit on a monthly basis. Since December 31, 2009, CAM has completed the modification of six Boeing 767-200 aircraft into standard cargo configuration and acquired twelve other Boeing 767-200 freighter aircraft from ABX. As of December 31, 2010, CAM had 60 aircraft that were under lease, 44 of them to ABX, ATI and CCIA. CAM's revenues from ABX, ATI and CCIA were $58.1 million and $49.8 million for 2010 and 2009, respectively.
CAM's revenues for 2010 grew $40.7 million to $101.4 million compared to $60.7 million in 2009. Revenues from external customers, particularly DHL, accounted for $32.4 million of the increase. In April 2010, as part of the follow-on agreements with DHL, CAM placed seven Boeing 767-200 aircraft under lease with DHL. These seven aircraft were previously associated with the DHL network and were reflected in the ACMI Services segment revenues prior to April 1, 2010. By the end of 2010, CAM leased four additional Boeing 767-200 aircraft to DHL, bringing the total number of 767-200 aircraft leased to DHL to eleven. At this time, CAM does not expect to have all 13 Boeing 767 freighter aircraft available for lease to DHL until the second quarter of 2011. Accordingly, ABX is operating two of its aircraft for DHL under short term, month-to-month bridging arrangements with economic terms similar to the leases for the 13 aircraft until CAM completes the aircraft modification process in 2011 for the remaining two Boeing 767-200 aircraft committed to DHL. In addition to the eleven leases with DHL in 2010, CAM placed two Boeing 767-200 freighter aircraft under lease to a Florida based operator in February and July 2010, bringing the total number of external aircraft leases to 16.
Pre-tax segment earnings for CAM were $41.6 million for 2010 and $22.8 million in 2009. The increase in pre-tax earnings reflects 18 additional aircraft that CAM has placed in service since December 31, 2009, 12 of them to external customers. CAM’s results reflected an allocation of overhead expenses and interest expense based on the Company's external interest rates and the carrying value of CAM's operating assets. Interest expense allocated to CAM was $9.3 million and $10.3 million in 2010 and 2009, respectively.
Outlook
We plan to continue to invest in the modification of Boeing 767 aircraft. The fuel efficiency, cubic capacity, payload and operating costs of the Boeing 767 make it a desirable freighter aircraft in medium-range international air cargo markets and in trans-U.S. routes. Interest in efficient, reliable Boeing 767 aircraft remains strong.
As of December 31, 2010, two of CAM's non-standard Boeing 767-200 freighter aircraft were undergoing modification to standard freighter configuration by Israel Aerospace Industries, Ltd. (“IAI”). Currently, we plan to modify all four of the remaining non-standard Boeing 767-200 freighter aircraft that we own into a standard freighter configuration. The aircraft are scheduled for the modification process through September of 2011 at IAI. We will consider a number of factors, including the fleet plans of customers, long-term demand for airlift, the quantity and quality of customer prospects, competitive alternatives and general economic conditions before deciding to place an aircraft into the modification process. If a non-standard Boeing 767-200 freighter aircraft is not placed into the modification process, we will consider other alternatives, including the sale of the aircraft or the salvaging and parting-out of the aircraft to support the Company’s other Boeing 767 aircraft. .
In May 2010, CAM entered into a purchase agreement for three passenger-configured Boeing 767-300 extended range aircraft, each equipped with General Electric CF6-80C2-B6 engines. On August 6, 2010, CAM entered into an agreement with M&B Conversions Limited and IAI for the conversion by IAI of the three Boeing 767-300 series passenger aircraft to a full freighter configuration. The agreement includes an option to convert up to seven additional Boeing 767-300 series passenger aircraft during the 10-year term of the agreement. The Company plans to modify the aircraft into standard freighter configuration. As of December 31, 2010, one Boeing 767-300 aircraft was undergoing freighter modification.
In October 2010, CAM entered an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 "combi" variant to be developed by Precision will incorporate 10 full cargo pallet positions along with passenger seating for up to 58 occupants. The Boeing 757 combi is intended to strategically position CAM to provide next-generation combi aircraft to complement and eventually replace, the DC-8 combi aircraft that ATI operates for the U.S. Military. If the military decides not to transition to the 757 combi in the near future, we have the option to convert Boeing 757 aircraft to standard freighter aircraft instead. CAM is committed to convert a minimum of two Boeing 757 aircraft with Precision.
Besides the passenger aircraft that were undergoing freighter modification at December 31, 2010, CAM owned one passenger aircraft, a Boeing 767-200 extended range aircraft, that is scheduled for operation in April 2011.
ACMI Services Segment
Through its three airline subsidiaries, the Company provides airlift to other airlines, freight forwarders and the U.S. Military. In addition to DHL, BAX Global, Inc. (“BAX/Schenker”) and the U.S. Military are also significant customers. CCIA and ATI each have airline operating agreements with BAX/Schenker. DHL, BAX/Schenker and the U.S. Military account for 85% of ACMI services 2010 revenues.
At December 31, 2010, ACMI Services included 47 in-service aircraft which the Company owned or leased. Additionally, ACMI Services included the results from operations by ABX of eleven CAM-owned freighter aircraft for DHL under the CMI agreement by the end of 2010. In the fourth quarter of 2010, ABX began to lease and operate two DHL-owned Boeing 767-200 aircraft under the CMI agreement. Beginning in November 2010, ABX began to lease a Boeing 767-300 aircraft from an external lessor for a 45 month period. ABX is operating the Boeing 767-300 under an ACMI agreement with DHL for a transatlantic flight. Also in November 2010, ABX began to operate one of its Boeing 767-200 aircraft in Asia under an agreement with Japan Airlines International Co., Ltd. and DHL. During 2010, ATI leased its third Boeing 767-200 cargo aircraft, while CCIA redeployed one of its leased Boeing 727 aircraft that had been temporarily unassigned and scrapped a Boeing 727 airframe, permanently removing it from service. During 2010, ABX returned one of its leased Boeing 767-200 aircraft to CAM, which then leased the aircraft to an external customer under a seven year agreement.
ACMI Services revenues were $579.4 million during 2010, declining $189.4 million compared to 2009. Revenues generated from DHL's U.S. network declined $250.3 million compared to 2009, when those revenues included the reimbursement of employee severance and retention benefits and aircraft depreciation expense, as well as compensation from DHL for a larger U.S. air network. Beginning April 1, 2010, certain aircraft that ABX had been operating for DHL under the former DHL ACMI agreement were instead leased to DHL through CAM as part of the new follow-on agreements and the lease revenues began being reflected in CAM's revenues. Under a severance and retention agreement (“S&R agreement”) which was terminated and settled on March 31, 2010, DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. Revenues from the S&R agreement declined $117.4 million in 2010 compared to 2009. The reduction in revenues includes a reduction in the reimbursement of severance and retention benefits since 2009, when ABX experienced significant employee terminations. The decline in revenues from the S&R agreement was partially offset by increased block hours flown for customers in Europe, Asia Pacific and the Caribbean. Block hours increased 14% to 92,508 hours during 2010 compared to 2009.
The pre-tax earnings for ACMI Services were $20.9 million for 2010, compared to pre-tax earnings of $28.4 million during 2009. Pre-tax earnings included $3.5 million and $16.7 million for 2010 and 2009, respectively, for administering the wind-down of the DHL operations under the S&R agreement which was terminated on March 31, 2010. ACMI Services pre-tax earnings from airline services increased 49% to $17.3 million for 2010 compared to $11.7 million for 2009. Higher pre-tax earnings in 2010 from airline services reflect increased block hours and improved profits from European and transatlantic operations. In early 2010, we restructured ABX's scheduled service for TNT Airways SA as a conventional ACMI agreement, which contributed positively to the segment's earnings during 2010. Also, in November 2010, we added an additional transatlantic flight with DHL under a separate ACMI agreement. These improvements were partially offset by increased crew training costs, lower performance incentive revenues and higher aircraft maintenance expenses among the ATSG airlines during 2010. Maintenance expense not specifically reimbursed under contractual provisions increased by approximately $11.7 million during 2010 compared to 2009. Non-reimbursed maintenance expenses increased due to premature engine and component failures as well as extra planned maintenance tasks with the intent of improving aircraft performance for future periods. The costs of training flight crews increased in 2010 as the airlines added aircraft and made preparations to add additional aircraft in 2011.
Outlook
CCIA and ATI have the exclusive right to supply all main deck freighter airlift in BAX/Schenker's U.S. domestic network through December 31, 2011. The Company and BAX/Schenker have already begun discussions regarding the renewal or follow-on agreements for services.
ABX began to lease and operate a third and fourth DHL-owned Boeing 767-200 aircraft beginning in the first quarter of 2011. Each DHL-owned aircraft will generate a pre-negotiated monthly service fee. ACMI Services results included revenues of $12.1 million from bridging aircraft that ABX temporarily supplied to DHL during 2010. These bridging revenues are expected to decline as DHL deploys the remaining two aircraft that it is committed to lease from CAM.
Through CAM, we continue to make investments in Boeing 767 and 757 aircraft. As these aircraft are modified, we will place them into service under dry leasing arrangements to external customers or ACMI operations using our airlines, depending on which alternative provides the best long term return and considering other factors, including geographical placement and customer diversification. Future earnings from ACMI Services will also be impacted by utilization levels which are driven by customer demand and our ability to maintain the aircraft at reliability levels expected by our customers. Customer preferences for ACMI agreements with our airlines will depend on the cost competitiveness of the airlines. New customer agreements typically involve start-up expenses, including those for route authorities, overfly rights, travel and other activities, and may impact future operating results. Revenue-generating service may begin sometime later; however, depending on satisfaction of a number of conditions, including international regulations and laws, contract negotiations, flight crew availability, and arranging resources for aircraft handling. Additional external aircraft leases by CAM to other airlines may adversely impact the ACMI Services operating results by reducing utilization levels for our aircraft. Additionally, our earnings will fluctuate due to the timing of scheduled heavy maintenance which, under ABX’s policy are expensed as maintenance is performed.

Fleet Summary
The Company’s aircraft fleet is summarized below as of December 31, 2010 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767-200	14	17	31
Boeing 757	2	—	2
Boeing 727	12	—	12
DC-8	15	—	15
Total	43	17	60
Carrying value			$552,919
Operating lease
Boeing 767-200	2	—	2
Boeing 767-300	1	—	1
Boeing 727	1	—	1
Total	4	—	4
Carrying value			$1,932
Aircraft in freighter modification or awaiting modification
Boeing 767-200	—	6	6
Boeing 767-300	—	3	3
Total	—	9	9
Carrying value			$54,385
Idle aircraft (not scheduled for revenue)
Aircraft owned or under capital lease
DC-8	3	—	3
Carrying value			$604
Operating lease	2	—	2
During 2010, we completed the modification of six Boeing 767-200 aircraft into standard freighter configuration; we acquired three Boeing 767-300 passenger aircraft that we plan to modify into standard freighter aircraft; we began to lease two Boeing 767-200 aircraft from DHL; we began to lease a Boeing 767-300 aircraft; we redeployed a Boeing 727 aircraft that had been unassigned at the beginning of the year and we scrapped a Boeing 727 airframe. During 2010, we transferred 20 Boeing 767-200 aircraft to CAM from ABX. Of these 20 aircraft, two are in modification, four are awaiting modification, seven were leased to external customers, and seven were leased internally as of December 31, 2010.
As of December 31, 2010, ACMI Services was leasing 41 of its 47 in-service aircraft internally from CAM. ACMI Services operated 11 of the 16 aircraft that CAM leases to external customers. ACMI Services had idle airframes with a carrying value of $0.6 million for which the engines and rotables were being used to support other aircraft in the Company’s fleets. The spare airframes can be reactivated, as needed.

Other Activities
Through separate subsidiaries, the Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates three U.S. Postal Service (“USPS”) sorting facilities. The Company provides equipment leasing and facility maintenance, as well as specialized services for aircraft fuel management and freight logistics. Other activities also include the management of workers' compensation claims under an agreement with DHL and gains from the reduction to employee post-retirement obligations. Prior to April 1, 2010, other activities included an allocation of ABX's overhead expenses that could not be charged to DHL under the former cost-plus agreements. In September and October of 2010, the USPS renewed the Company's operating agreements for each of the three sorting facilities. The renewed agreements were extended through September and October 2012 at substantially the same terms.
External customer revenues from all other activities increased $1.6 million, to $45.9 million in 2010 compared to 2009. The pre-tax earnings from all other activities were $8.0 million and $3.5 million for 2010 and 2009, respectively. The increase in pre-tax earnings of $4.5 million for 2010 reflects $3.8 million from the reduction to employee post-retirement obligations, services fees for managing workers compensation claims for DHL, increased revenues from aircraft modification services and improved productivity at the USPS sort centers we manage. These increases to pre-tax earnings for 2010 were partially offset by lower gains from sales of spare aircraft and engines in 2010 compared to 2009.
Outlook
Under the follow-on agreements reached with DHL, our Airborne Maintenance and Engineering Services, Inc. (“AMES”) subsidiary continues to provide maintenance services for the Boeing 767 aircraft that operate in the DHL network. Since the AMES subsidiary was formed in 2009 from ABX's maintenance and engineering organization, it continues to add to its customer base and invest in new capabilities. AMES has limited hangar facilities and significant fixed costs. As a result, our operating results in future quarters may be impacted by the amount and timing of the completion of aircraft maintenance and engineering projects for AMES's customers.
Discontinued Operations
Discontinued operations include the results of the hub services and the fuel management previously provided to DHL. In July 2009, sort operations in Wilmington ceased and the sorting and hub operations were transferred to the Cincinnati/Northern Kentucky International Airport ("CVG"). In conjunction with the transfer of the hub operations to CVG in July 2009, DHL assumed management of fueling services for its U.S. network previously provided by ABX. At that time, ABX ceased providing aircraft fuel and related services for its aircraft that remained in the DHL network. During 2010, ABX continued to provide certain transitional services to DHL on a short term arrangement. Revenues from the hub services were $0.2 million and $143.0 million in 2010 and 2009, respectively. Pre-tax losses from the hub services were $0.1 million for 2010 compared to pre-tax earnings of $9.2 million for 2009. Pre-tax earnings from hub services included $2.6 million in 2009 from the S&R agreement to manage the wind-down of DHL’s U.S. domestic operations. The cost of discontinued operations for 2010 included pension expenses for former employees that supported the sort operations and medical costs in excess of initially estimated accruals for former employees under severance benefit plans and COBRA.

RESULTS OF OPERATIONS
2010 compared to 2009
Summary
Customer revenues from continued operations decreased $156.1 million in 2010 compared to 2009, due primarily to the completion of the S&R agreement. Revenues from the S&R agreement, which was terminated on March 31, 2010, declined $117.4 million in 2010 compared to 2009. Additionally, revenues declined compared to 2009 when ABX was compensated by DHL for a larger U.S. network capacity.
Consolidated net earnings from continuing operations increased $11.7 million to $39.9 million for 2010 compared to 2009. Improved earnings were driven by CAM. Pre-tax earnings from continuing operations increased $18.0 million to $63.3 million for 2010 compared to 2009, led by improved pre-tax earnings for CAM. CAM's pre-tax earnings, inclusive of interest expense, increased by $18.8 million during 2010 compared to 2009, reflecting the lease of thirteen additional Boeing 767 aircraft to external lessees since December 2009, including eleven aircraft leases initiated with DHL since March 2010. Pre-tax earnings related to the S&R agreement with DHL declined $13.2 million in 2010 compared to 2009, reflecting the completion of DHL's U.S. restructuring at ABX. ACMI Services' segment earnings from airline services increased $5.7 million in 2010 compared to 2009, led by new European and transatlantic contracts. In early 2010, we restructured the scheduled service for TNT Airways S.A. as a conventional ACMI agreement and, in November 2010, added another transatlantic flight for DHL. The increase in pre-tax earnings from continuing operations included $4.5 million from reductions in employee post-retirement obligations and the pre-tax earnings of our other business operations. Additionally, unallocated interest expense, net of interest income declined $2.2 million due to more capitalized interest for additional aircraft modifications, lower outstanding debt levels and lower interest rates.
Operating Expenses
Salaries, wages and benefits expense decreased $203.3 million, or 53% during 2010, compared to 2009. The decrease is due primarily to the DHL restructuring, which occurred throughout 2009. The Company's expense for severance and retention compensation declined $104.2 million in 2010 compared to 2009. Additionally, benefits expense declined $90.6 million from 2009 when it included $41.5 million for severance and retention benefits for terminated employees and $26.3 million of expense adjustments for pension benefits as a result of employee terminations and plan amendments. Headcount, excluding employees associated with the discontinued operations, declined 20% as of December 31, 2010 compared to March 31, 2009.
Fuel expense increased $24.5 million during 2010, compared to 2009. The increase reflects the higher cost of aviation fuel which increased significantly compared to 2009. The average price of a gallon of aviation fuel increased 29% in 2010 compared to 2009. The cost of fuel is generally reimbursed to our airlines under our operating agreements and reflected as revenues.
Maintenance, materials and repairs increased $12.5 million during 2010 compared to 2009. The increase in maintenance expense included $6.5 million for scheduled airframe heavy maintenance (referred to as a C-check) on DHL-owned aircraft which was reimbursed by DHL. The increase in maintenance expenses for 2010 also included additional C-check expense for aircraft operated by ABX, whose policy is to expense C-checks as incurred. Additionally, 2010 aircraft maintenance expense increased due to procedures by CCIA with the intent of improving the recent on-time reliability level of the Boeing 727 and Boeing 757 aircraft. The increase in maintenance expenses also reflects the increased cost to support the growth in block hours flown since 2009 and the higher maintenance cost for Boeing 727 aircraft operating in the BAX/Schenker network. CCIA's Boeing 727 aircraft scheduled in the BAX/Schenker network have been assigned to operate on a greater number of multi-stop routes compared to 2009, which negatively impacted reliability and increased the costs of operating those aircraft.
Depreciation and amortization expense increased $3.6 million during 2010, compared to 2009. Depreciation expense increased due to the deployment of six modified aircraft since the end of 2009.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased $5.5 million in 2010, compared to 2009. The decrease is a result of DHL's removal of aircraft from service in conjunction with its U.S. restructuring plan during the first quarter of 2009.
Travel expense increased $0.9 million during 2010 compared to 2009. The increase is a result of additional crew training and increased international flying, particularly in the Europe and Asia-Pacific regions.
Rent expense increased $4.4 million during 2010 compared to 2009. The increase reflects a change in the allocation of expense for the Wilmington, Ohio facility due to the closure of the freight sorting operations there in July 2009, and an increase in the rental rates for the Wilmington facility in conjunction with a new lease agreement executed with a regional port authority in May 2010.
Insurance decreased $1.7 million during 2010 compared to 2009. The decline in insurance expense primarily reflects the transition to a Company-insured employee medical coverage plan from a third party insurance plan for certain employee groups. Company insured medical expenses are recorded in salaries, wages and benefits.
Other operating expenses include professional fees, navigational services, employee training, utilities, the cost of parts sold to customers and gains and losses from the disposition of aircraft. Other operating expenses decreased $1.5 million during 2010 compared to 2009 due to a lower volume of parts sales and a lower level of external professional fees incurred since 2009 to support the wind-down of DHL's domestic operations. The declines in the cost of parts sold and professional fees incurred during 2010 were offset by declines in gains from the sale and disposal of spare equipment compared to 2009.
Interest expense decreased $8.2 million during 2010 compared to 2009. The decline in interest expense reflects the reduction in the Company’s debt since December 2009 and lower interest rates. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from 2.9% in the fourth quarter of 2009 to 2.6% for the fourth quarter of 2010, while interest bearing debt decreased $74.9 million since December 31, 2009.
Interest income declined $0.1million during 2010, compared to 2009 due to lower short-term interest rates on our cash and cash equivalents and a decrease in the cash and cash equivalents balance.
The effective tax rate for continuing operations was 37% for 2010 and 38% for 2009. The Company recorded deferred tax benefits of $0.4 million and $0.7 million in 2010 and 2009, respectively, related to the recognition of previously unrecognized tax positions that either expired or were settled. The effective tax rate declined for 2010 due to the proportionately lower level of non-deductible tax expenses in 2010 compared to 2009.
As of December 31, 2010, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $29.2 million, which will begin to expire in 2025. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2013 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.
2009 compared to 2008
Summary
Customer revenues from continued operations decreased $118.2 million, or 13%, in 2009 compared to 2008, primarily due to the DHL restructuring in the U.S. and lower fuel prices. The decline reflects lower revenues from the DHL agreements by approximately $76.4 million for 2009. Additionally, the decline is a result of lower fuel prices for those ACMI, block space and charter agreements that include fuel in their contractual price. CAM's revenue from leases to external customers increased to $10.9 million in 2009 from $2.7 million in 2008, reflecting additional Boeing 767 aircraft that CAM placed in service during 2009 and 2008. Additionally, compared to 2008, the Company's revenues from other activities for outside customers grew 15%, primarily from aircraft and facility maintenance services. This reflects the Company's focus on diversifying and replacing revenues lost from the DHL ACMI agreement.
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

•
ABX experienced losses from its transatlantic scheduled service, resulting in a combined reduction of pre-tax earnings of $6.6 million among our airline service contracts with customers other than DHL.

•	CAM's pre-tax earnings, inclusive of interest expense allocations, improved $4.7 million due to the deployment of additional aircraft.

•	Pre-tax gains from the sale of aircraft, including insurance settlements in 2008 stemming from an aircraft fire, were $4.9 million less in 2009 compared to 2008.

•	Corporate expenses were $3.1 million lower in 2009 compared to 2008, when the Company incurred professional expenses related to the arbitration of a dispute with DHL.

•	Net non-reimbursed interest expense declined $2.8 million in 2009 compared to 2008 due to lower outstanding debt levels and interest rates.

The Company's aircraft fleet is summarized below as of December 31, 2009 ($ in thousands).

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767-200	29	4	33
Boeing 757	2	—	2
Boeing 727	12	—	12
DC-8	15	—	15
Total	58	4	62
Carrying value			$538,251
Operating lease
Boeing 767-200	4	—	4
Total	4	—	4
Aircraft in freighter modification
Boeing 767-200	—	4	4
Carrying value			$50,472
Idle aircraft (not scheduled for revenue)
Aircraft owned or under capital lease
DC-8	3	—	3
Boeing 727	1	—	1
Carrying value			$1,631
Operating lease	1	—	1
As of December 31, 2009, ACMI Services was leasing 36 of its 58 in-service aircraft internally from CAM. As of December 31, 2009, CAM had four Boeing 767-200 aircraft having a book value of $50.5 million, which were in the process of being modified to standard freighter configuration and were temporarily removed from service. ACMI Services had idle airframes with a carrying value of $1.6 million whose engines and rotables were being used for other aircraft in the Company's fleets. The spare airframes can be reactivated, as needed. ACMI Services had one aircraft under an operating lease that was not scheduled for service through the end of its lease term in October 2010.

ACMI Services

Revenues from ACMI Services declined $132.7 million in 2009 compared to 2008. The results for ACMI Services in 2009 and 2008 were significantly impacted by DHL's restructuring plans. In 2008, DHL began to restructure its U.S. operations due to continued losses. Pursuant to its 2008 restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services in January 2009. DHL now provides only international services to and from the U.S. During 2009, DHL discontinued the use of ABX's McDonnell Douglas DC-9 aircraft and five of ABX's Pratt & Whitney powered Boeing 767 aircraft.
Pre-tax earnings from the DHL ACMI agreement were $11.1 million for 2009 and decreased by $2.5 million compared to 2008 due to the reductions in service in conjunction with DHL's U.S. restructuring. Revenues from the

DHL ACMI agreement reflected revenue amendments in 2009 and 2008 which effectively fixed ABX's pre-tax earnings from the DHL ACMI agreement for the fourth quarter of 2008 and each quarter of 2009. Prior to the revenue amendments, expenses incurred under the DHL ACMI agreement were generally marked-up by 1.75% and included in revenues. The DHL ACMI agreement also allowed ABX to earn incremental revenues calculated on mark-ups above the 1.75% base mark-up (up to an additional 1.60% under the DHL ACMI agreement) from the achievement of certain cost-related and service goals specified in the two agreements. Under the revenue amendments, annual goals were not set for 2009, nor were quarterly cost goals. Instead, the agreed revenue for 2009 included amounts to replace these incremental revenues.
In 2008, ABX and DHL executed the S&R agreement to facilitate the restructuring and wind-down of DHL's U.S. operations. The S&R agreement specified employee severance, retention and other benefits that DHL reimbursed to ABX for payment to its employees that were affected by DHL's U.S. restructuring plan. Through December 31, 2009, ABX terminated approximately 8,700 employee positions during the implementation by DHL of its U.S. restructuring plan beginning in mid-2008. Employees received severance, retention and other benefits under the S&R agreement. In accordance with the agreement, DHL was obligated to reimburse ABX for the cost of non-pilot employee severance, retention, productivity bonuses and vacation benefits paid. The S&R agreement also included a provision for DHL to fund up to $75.0 million, contingent upon ABX negotiating an agreement with its pilot union, in regards to severance, retention and/or other issues arising from DHL's U.S. restructuring plan.
Pre-tax earnings from continuing operations in 2009 included $16.7 million for administering the wind-down of DHL's operations under the S&R agreement in 2009. In December 2009, ABX and the pilots' union reached an agreement with regard to the distribution of the $75.0 million provided by the S&R agreement for pilot severance and benefits. To settle the S&R agreement funding, ABX amended its pilot pension plans in December 2009, to effectively increase the benefits of those crewmembers with higher seniority. The Company recorded a pension expense of $19.2 million for the benefit amendments. The Company also agreed to fund the pilot pension plan with $37.8 million in 2009 in addition to previously remitted contributions. The Company further agreed to pay $43.6 million to furloughed crewmembers for severance benefits. As a result, pre-tax earnings for 2009 included $12.2 million for settling the S&R agreement funding with the crewmembers. Including the additional pension contribution of $37.8 million made by the Company, the settlement of the S&R agreement funding resulted in a net cash outflow of approximately $6.4 million after all payments were completed. Our pre-tax earnings from the S&R agreement for 2009 also included $4.5 million for the reimbursement of employee vacation benefits that ABX paid to terminated employees. Our pre-tax earnings from continuing operations for 2008 included $0.8 million from the S&R agreement related to reimbursed employee vacation.
Our 2009 results for ACMI Services include losses from a Boeing 767 transatlantic scheduled service which commenced in January 2009. We experienced higher costs for ABX flight crews and lower cargo volumes than expected. The costs of ABX flight crews were detrimentally impacted due to scheduling changes caused when senior DC-9 flight crewmembers were retrained for the Boeing 767. High levels of sick occurrences among crewmembers in 2009 resulted in higher pay premiums for unscheduled crewmembers who flew open routes. In January 2010, ABX terminated the scheduled transatlantic service which generated the losses. The operation was replaced by a conventional ACMI agreement with TNT Airways S.A. Pre-tax earnings in 2009 were also negatively impacted by the timing of scheduled aircraft maintenance checks. ABX, which expenses aircraft maintenance as it is incurred, completed eight scheduled maintenance checks during 2009, compared to six maintenance checks during 2008.
Aircraft block hours flown for the ACMI Services segment declined 43% to 80,955 hours in 2009 compared to 142,096 hours in 2008, due to the removal of aircraft from the DHL ACMI agreement starting in June 2008.
In 2008, the Company recognized an impairment charge of $73.2 million to reduce the combined ATI and CCIA goodwill to $55.4 million. Projected cash flows for the airlines were expected to decline beginning in 2009 due to the deep economic recession. The global economic recession affected U.S. customers, including BAX/Schenker. ATI and CCIA each reduced their planned flying for BAX/Schenker for 2009. ATI planned to operate seven aircraft in the BAX network in 2009 compared to nine DC-8 aircraft in 2008, and CCIA planned to operate eight aircraft in 2009, compared to twelve Boeing 727 aircraft for BAX/Schenker's U.S. network in 2008. As of December 31, 2008, we tested the recorded goodwill associated with ATI and CCIA for impairment. To test the goodwill, we determined the fair values of ATI and CCIA separately using industry market multiples and discounted cash flows, utilizing a market-derived rate of return. The impairment charge was precipitated by a large-scale drop in market values of transportation companies and higher costs of capital emerging from the credit crisis in the fourth quarter of 2008.

In conjunction with the goodwill test, we recorded a charge of $18.0 million in 2008 to reduce ATI's and CCIA's customer relationship intangibles to their fair value at December 31, 2008. The carrying amount of the finite lived intangible assets was determined to not be recoverable because the carrying amount exceeded the sum of the undiscounted cash flows expected to result from its use and eventual disposition. The amount of the impairment charge was measured as the amount by which the carrying amount exceeded its fair value. The fair value of these assets was derived using projected revenues from existing customers and related attrition rates. The projected net cash flows attributed to existing customers were discounted using an estimated cost of capital based on market participant assumptions. The impairment charge reflected lower projected revenues and earnings in future years from existing customers. Deep recessionary conditions in the U.S. caused the demand for airlift from ATI and CCIA's major customer, BAX/Schenker, to decline. Additionally, ATI experienced reductions in flying for the U.S. Military.

CAM
Pre-tax segment earnings for CAM were $22.8 million and $18.1 million for 2009 and 2008, respectively. The increase in pre-tax earnings reflects eight additional aircraft that CAM has placed in service since December 31, 2008. CAM's results reflected an allocation of interest expense of $10.3 million and $12.4 million in 2009 and 2008, respectively, based on prevailing interest rates and the carrying value of its operating assets. CAM's revenues for 2009 and 2008 included $49.8 million and $44.8 million, respectively, for the leasing of aircraft to ATI, CCIA and ABX.
Other Activities
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
Discontinued Operations
Revenues from the hub services were $143.0 million and $336.1 million for 2009 and 2008, respectively. Pre-tax earnings from hub services were $9.2 million, or 17%, of consolidated pre-tax earnings for 2009 and $10.8 million of consolidated pre-tax earnings for 2008. Pre-tax earnings from hub services included $2.6 million and $2.4 million in 2009 and 2008, respectively, from the S&R agreement to manage the wind-down of DHL's U.S. domestic operations. In conjunction with the transfer of the hub operations to CVG in July 2009, DHL assumed management of fueling services for its U.S. network previously provided by ABX. ABX ceased providing aircraft fuel and related services for its aircraft that remain in the DHL network. Revenues from fuel were $28.5 million and $332.9 million for 2009 and 2008, respectively. ABX did not earn a mark-up on fuel used within the DHL network.
Operating Expenses
Salaries, wages and benefits expense decreased 5% during 2009, compared to 2008. Due primarily to the DHL restructuring, headcount declined approximately 58% as of December 31, 2009, compared to December 31, 2008. Benefits expense includes $41.5 million and $20.3 million in 2009 and 2008, respectively, for severance and retention benefits for terminated employees. Also, this line includes pension expense adjustments as a result of employee terminations and plan amendments of $26.3 million and $5.5 million in 2009 and 2008, respectively.
Fuel expense decreased $67.5 million during 2009, compared to 2008. The decrease reflects the reduction in the number of aircraft in service for DHL. In addition, the average price of aviation fuel decreased significantly compared to 2008. The average price of a gallon of aviation fuel decreased 42% in 2009 compared to 2008.
Maintenance, materials and repairs decreased $20.7 million during 2009 compared to 2008. The decrease is a result of DHL's removal of aircraft from service in conjunction with its U.S. restructuring plans.
Depreciation and amortization expense decreased $9.8 million during 2009, compared to 2008. Depreciation expense decreased due to the removal of the ABX DC-9 fleet and five Boeing 767 aircraft since DHL's restructuring announcement in May 2008. The depreciation expense for 2009 also reflects the addition of one Boeing 757 aircraft and seven Boeing 767-200 standard freighter aircraft that the Company has had in service since December 31, 2008.

Landing and ramp expense, which includes the cost of deicing chemicals, decreased $5.3 million in 2009, compared to 2008. The decrease is a result of DHL's removal of aircraft from service in conjunction with its U.S. restructuring plans.
Travel expense decreased $7.6 million during 2009 compared to 2008. The decrease is a result of DHL's removal of aircraft from service, and the resulting decline in required flight crew travel, in conjunction with its U.S. restructuring plans.
Insurance increased $0.5 million during 2009 compared to 2008. The increase is a result of placing additional Boeing 767 freighter aircraft into service since mid 2008.
Other operating expenses include professional fees, navigational services, employee training, utilities, the cost of parts sold to customers and gains and losses from the disposition of aircraft. Other operating expenses increased $8.1 million during 2009 compared to 2008. During 2009, the Company incurred higher expenses for international navigation services, reflecting increased transatlantic and European aircraft operations. The increase in 2009 expenses also reflects expenses for expanded aircraft and facility maintenance revenues compared to 2008. The comparison of other operating expense between 2009 and 2008 is affected by 2008 expenses related to the arbitration of a dispute with DHL and the 2008 gain on an aircraft disposition due to a fire.
Interest expense decreased $10.1 million during 2009 compared to 2008. The decline in interest expense reflects the reduction in the Company's debt since December 2008 and lower interest rates. Interest rates on the Company's variable interest, unsubordinated term loan decreased from 4.5% in the fourth quarter of 2008 to 2.9% for the fourth quarter of 2009.
Interest income decreased $1.9 million during 2009, compared to 2008 due to lower short-term interest rates on our cash and cash equivalents and a decrease in the cash and cash equivalents balance.
The effective tax rate for continuing operations was 38% for 2009 and 11% for 2008. The Company's effective tax rate for continuing operations in 2008 was 38% of pre-tax earnings after adjusting for $73.2 million of impairment charges that were not deductible for income tax purposes. The Company recorded a deferred tax benefit in 2009 related to the recognition of a previously unrecognized tax position under FASB ASC Topic 740-10, Income Taxes. The effective settlement of this item resulted in a deferred tax benefit of $0.7 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
During 2010, the Company’s debt obligations declined $74.9 million to $302.5 million as of December 31, 2010. The decline included principal payments of $70.2 million paid by the Company. Additionally, $4.7 million of principal balance for the DHL promissory note was extinguished, pursuant to the CMI Agreement with DHL. During 2010, the Company’s combined liability for the underfunded status of pension plans declined by $36.0 million. This improvement reflects cash contributions made by the Company into the pension master trusts and improved investment returns during 2010.
During 2009, the Company's debt obligations declined $135.1 million to $377.4 million as of December 31, 2009. The decline included principal payments of $43.1 million paid by the Company. Additionally, the Company negotiated an amendment with DHL regarding the unsecured DHL promissory note. DHL agreed to extinguish $46.3 million of principal balance and the Company agreed to pay DHL $15.0 million of the principal balance, which was paid in 2010. Further, DHL assumed all of ABX's financial obligations for five Boeing 767 aircraft under capital leases, retroactive to January 31, 2009, totaling $45.7 million. In return, ABX granted DHL a credit of $10.0 million as prepaid rent toward the lease payments of four Boeing 767-200 aircraft. Additionally, during 2009, the Company's combined liability for the underfunded status of the pension plans declined by $147.6 million due to cash contributions made by the Company into the pension master trusts, improved investment returns during 2009 and the curtailment of previously projected benefit liabilities due to the reduction in the number of employees and the freezing of employee pension plan benefits.

Operating Cash Flows
Net cash generated from operating activities were $112.3 million, $103.0 million and $161.7 million for 2010, 2009 and 2008, respectively. Improved operating cash flows in 2010 compared to 2009 reflect improved profitability of the Company's operations and the collection of accounts receivable from DHL in excess of payments to employees for severance and retention benefits. Operating cash flows declined from 2008 when ABX's operations included the Hub Services agreement, aircraft fueling and a larger air network for DHL. Cash outlays included pension contributions of $36.6 million, $83.2 million and $39.6 million in 2010, 2009 and 2008, respectively. During 2009, we contributed $37.8 million to crewmember pension plans in conjunction with settling the S&R agreement.
All of the cash generated from the discontinued operations was classified as operating cash flows because there were no assets or debts related to discontinued operations that generated investing or financing cash flows. Net operating cash generated from discontinued operations was $7.7 million in 2010, reflecting the reimbursement payments received from DHL for severance and employee benefits which we had paid to employees. Net operating cash used in discontinued operations was $13.1 million in 2009 primarily due to payments of severance and employee benefits in advance of DHL’s reimbursement of those costs to ABX. Net operating cash generated from discontinued operations was $18.7 million in 2008, primarily reflecting advances from DHL for aircraft fuel costs.
Capital Expenditures and Equipment Proceeds
Cash payments for capital expenditures were $110.7 million in 2010 compared to $101.2 million and $111.9 million in 2009 and 2008, respectively. Our capital spending is primarily for acquiring and modifying Boeing 767 aircraft into standard freighter configuration. Our capital expenditures included $74.8 million and $69.6 million for the acquisition and modification of aircraft in 2010 and 2009, respectively. During 2010, we purchased three Boeing 767-300 aircraft and in 2009 we purchased one Boeing 767-200 aircraft. During 2010, we completed six cargo modifications compared to five and six completed cargo modifications in 2009 and 2008, respectively. Our capital expenditures for 2010, 2009 and 2008 included the cargo modification costs for nine, ten and nine aircraft, respectively. Our capital expenditures for 2010 included $29.9 million for required heavy maintenance and $6.0 million for other equipment. Our capital expenditures for 2009 included $25.6 million for required heavy maintenance and $6.0 million for other equipment costs.
Proceeds from the disposal of equipment in 2010 included $29.7 million from DHL to complete the sale of the aircraft ABX previously put to DHL under provisions of the DHL ACMI agreement. Proceeds from the disposal of equipment in 2008 included $30.3 million from insurance proceeds for an aircraft that experienced a fire prior to engine start and was rendered a complete loss by the Company’s insurer.
Financing Activities
Net cash used in financing activities were $70.2 million, $43.1 million and $79.8 million in 2010, 2009 and 2008, respectively. During 2010, debt payments included $18.5 million to pay down the outstanding revolving credit facility and $15.0 million to DHL toward the balance of the promissory note. During 2010 and 2009, the Company did not draw on the revolving credit facility. During 2008, the principal payments of $116.8 million included $47.5 million paid by a subsidiary of the Company to the lead banks of the Credit Agreement to invest in the Company’s unsubordinated term loan. This intercompany loan is eliminated upon consolidation. During 2008, debt origination costs were $1.5 million.

Outlook
The table below summarizes the Company’s contractual obligations and commercial commitments (in thousands) as of December 31, 2010.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt, including interest payments	$340,078	$44,665	$191,928	$29,094	$74,391
Capital lease obligations	6,323	6,323	—	—	—
Operating leases	84,486	18,809	35,315	19,713	10,649
Unconditional purchase obligations	25,793	25,793	—	—	—
Employee severance and retention benefits	506	506	—	—	—
Total contractual cash obligations	$457,186	$96,096	$227,243	$48,807	$85,040
The long-term debt bears interest at 2.87% to 7.36% per annum.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $4.0 million scheduled to be paid in 2011. We are considering additional pension contributions which would result in total contributions of $15 million to $20 million for 2011. We will periodically evaluate whether to make the additional contributions.
Unconditional purchase obligations of $25.8 million as of December 31, 2010 reflect the estimated remaining cost to complete the modification of the two Boeing 767-200 aircraft and one Boeing 767-300 aircraft that were undergoing freighter conversion at year end 2010. If CAM were to cancel the conversion programs as of December 31, 2010, it would owe the vendor, IAI, in addition to payments for aircraft currently undergoing modification, approximately $10.3 million associated with additional conversion part kits which have been ordered.
We estimate that total capital expenditures for 2011 could total $170 million to $200 million and would include the completion of modifications for six Boeing 767-200 aircraft, three Boeing 767-300 aircraft and two or three Boeing 757 aircraft. Actual capital spending for any future period will be impacted by the number of aircraft we decide to modify and the progress in the aircraft modification process. We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flow and existing credit facilities.
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
Through its Credit Agreement, the Company has a syndicated, unsubordinated term loan and a revolving credit facility that are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not separately collateralized under aircraft loans or capital leases. The lenders currently consist of 15 U.S.-based financial institutions. Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default including unspecified events that may have a material adverse effect on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. As of December 31, 2010, the Company had $3.6 million of capitalized loan origination costs and $4.6 million of unrealized losses from the hedging of interest payments that could adversely impact future operating results if the Credit Agreement is terminated early. The Company is in compliance with all financial covenants specified in the Credit Agreement.

The Company's existing Credit Agreement expires on December 31, 2012. At that time a balloon payment of $139.1 million is due to the consortium of banks that finance the Company's term loan, plus any draws on the revolving credit facility that may be outstanding on December 31, 2012. We are exploring alternatives which may secure longer term debt financing before the balloon payment is due. Alternatives which we may consider include amending and extending the current Credit Agreement beyond 2012, terminating and replacing the current Credit Agreement with a new bank facility, as well as other alternatives. A new follow-on credit agreement, assuming one can be obtained before December 31, 2012, may contain more restrictive covenants, dividend limitations, tighter restrictions on capital spending and higher costs of interest than the existing Credit Agreement.
Liquidity
At December 31, 2010, the Company had approximately $46.5 million of cash balances. The Company had $59.8 million of unused credit facility, net of outstanding letters of credit of $15.2 million, through a syndicated Credit Agreement that expires in December 2012. As specified under terms of ABX's CMI agreement with DHL, the $26.4 million balance at December 31, 2010 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its credit facility, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010 and 2009, we were not involved in any material unconsolidated SPE transactions.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an ongoing basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimates used in preparing the consolidated financial statements.
Revenue Recognition
Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through customer agreements, including consumption of aircraft fuel, are generally recognized as the costs are incurred. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Revenue for the sale of aircraft parts are recognized when the parts are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of services. Aircraft lease revenues are recognized as operating lease revenue on a straight-line basis over the term of the applicable lease agreements.
The Company's revenues for 2009 and the first quarter of 2010 included reimbursement for expenses incurred under the former DHL ACMI agreement, the incremental mark-up revenues set by amendments to the DHL ACMI agreement, and reimbursement for employee severance, retention, vacation and other benefit costs incurred during the period. Revenues from the former DHL ACMI agreement were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the DHL ACMI agreement to set mark-ups to specific quarterly amounts for 2009 and the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specified employee severance, retention and other benefits that DHL reimbursed to ABX for payment to its employees that were affected in conjunction with DHL's U.S. restructuring plan. DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement.
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
Application of the goodwill impairment test requires significant judgment, including the determination of the fair value of each reporting unit that has goodwill. The Company has two reporting units, ATI and CAM, that have goodwill. We estimate the fair value of ATI and CAM separately using a market approach and an income approach utilizing discounted cash flows applied to a market-derived rate of return. The market approach utilizes market multiples from comparable publicly traded companies. The market multiples include revenues, EBIT (earnings before interest and taxes), EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDAR (earnings before interest, taxes, depreciation, amortization and rents). We derive cash flow assumptions from many factors including recent market trends, expected revenues, cost structure, aircraft maintenance schedules and long-term strategic plans for the deployment of aircraft. Key assumptions under the discounted cash flow models included projections for the number of aircraft in service, capital expenditures, long-term growth rates, operating cash flows and market-derived discount rates.
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
We have used the assistance of an independent business valuation firm in estimating our expected market rate of return, and in the development of our market approach from comparable publicly traded companies. Based on our analysis, as of December 31, 2010, CAM and ATI’s fair values each exceeded their carrying values by more than 25%.
The Company’s key assumptions used for goodwill testing include uncertainties. Those uncertainties include the level of demand for cargo aircraft by shippers, the U.S. Military and freight forwarders and CAM’s ability to lease aircraft near their expected modification completion dates. We anticipate, as of December 31, 2010, that CAM will successfully modify eight more Boeing 767 aircraft into standard freighter configuration over the next year and deploy them under long-term lease agreements. We expect that ATI will continue to operate for BAX/Schenker and for the U.S. Military. The demand for customer airlift is projected based on inputs from customers, the volume of bids requested by the U.S. Military, management’s interface with customer planning personnel and aircraft utilization trends. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences for cargo aircraft may be impacted by changes in aviation fuel prices. DHL and other customers may decide that they do not need as many aircraft as projected, or they may find alternative airlift.
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
The Company has significant deferred tax assets including net operating loss carryforwards (“NOL CFs”) for federal income tax purposes which begin to expire in 2025. Based upon projections of taxable income, we determined that it was more likely than not that the NOL CF’s will be realized prior to their expiration. Accordingly, we do not have an allowance against these deferred tax assets at this time.
We recognize the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Post-retirement Obligations
The Company sponsors qualified defined benefit pension plans for ABX’s flight crewmembers and other eligible employees. The Company also sponsors non-qualified, unfunded excess plans that provide benefits to executive management and crewmembers that are in addition to amounts permitted to be paid through our qualified plans under provisions of the tax laws. In 2009, we amended each defined benefit plan to freeze the accrual of additional benefits and we provided notification to the affected employees. The Company also sponsors unfunded post-retirement healthcare plans for ABX’s flight crewmembers and non-flight crewmember employees.
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
Our actuarial valuation includes an assumed long-term rate of return on pension plan assets of 6.75%. Our assumed rate of return is based on a targeted long-term investment allocation of 50% equity securities, 45% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2010 was 48% equities, 49% fixed income, 2% real estate and 1% cash. The pension trust includes $37.7 million of investments (6% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, multi-fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long-term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio and long-term inflation assumptions. The selection of the expected return rate materially affects our pension costs. We reduced our expected long-term rate of return from 7.0% to 6.75% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. If we were to lower our long-term rate of return assumption by a hypothetical 100 basis points, expense in 2010 would be increased by approximately $5.8 million. We use a market value of assets as of the measurement date for determining pension expense.
In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note J to the accompanying financial statements), but also affects the succeeding year’s pension and post-retirement healthcare costs. The discount rates selected for December 31, 2010, based on the method described above, were 5.35% to 5.55%. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2010 would be increased by approximately $3.4 million.
The assumed future increase in salaries and wages is no longer a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.

The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense (in thousands):

	Effect of change
		December 31, 2010
Change in assumption	2010 Pension expense	Funded status	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$5,782	$—	$—
50 basis point decrease in discount rate	3,391	(52,148)	52,148
Aggregate effect of all the above changes	9,173	(52,148)	52,148
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

NEW ACCOUNTING PRONOUNCEMENTS
In July 2010, the FASB issued an Accounting Standards Update No. 2010-20, Receivables, Disclosure about the Credit Quality of Financing Receivables and Allowances for Credit Losses. The new guidance will require additional disclosures about the nature of credit risk in a company's portfolio of financing receivables, how risk is analyzed and assessed in arriving at the allowance for credit losses and the reasons for changes in the allowance for credit losses. The new guidance will be effective in fiscal years beginning on or after December 15, 2010 and is not expected to have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company faces financial exposure to changes in interest rates. As of December 31, 2010, we have $124.5 million of fixed interest rate debt and $178.0 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $1.1 million for the year ended December 31, 2010.
The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long-term debt through a hypothetical 20% increase in interest rates. As of December 31, 2010, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate debt by approximately $4.3 million.

To reduce the effects of fluctuating LIBOR-based interest rates on interest payments that stem from its variable rate outstanding debt, the Company entered into interest rate swaps in January 2008. Under the interest rate swap agreements, the Company will pay a fixed rate of 3.105% and receive a floating rate that resets quarterly based on LIBOR. For the outstanding notional value, the Company expects that the amounts received from the floating leg of the interest rate swap will offset fluctuating payments for interest expense because interest rates for its outstanding debt and the interest rate swap are both based on LIBOR and reset quarterly. The notional values were $108.0 million as of December 31, 2010. See Note L in the accompanying financial statements for discussion of our accounting treatment for these hedging transactions.
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
At December 31, 2010, ABX's defined benefit pension plans had total investment assets of $588.5 million under investment management. See Note J in the accompanying financial statements for further discussion of these assets.
In the ordinary course of our business, we are exposed to market risk for changes in the price of jet and diesel fuel; however, this risk is largely mitigated by reimbursement through ABX's CMI agreement with DHL, ATI's and CCIA's operating agreements with BAX/Schenker and charter agreements with other customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company's three principal customers account for a substantial portion of the Company's revenue. The Company's financial security is dependent on its relationship with these customers.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.
DELOITTE & TOUCHE LLP
Dayton, Ohio
March 8, 2011

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,543	$83,229
Accounts receivable, net of allowance of $1,090 in 2010 and $1,288 in 2009	40,876	87,708
Inventory	7,205	5,226
Prepaid supplies and other	10,132	7,093
Deferred income taxes	12,879	31,597
Aircraft and engines held for sale	—	30,634
TOTAL CURRENT ASSETS	117,635	245,487
Property and equipment, net	658,756	636,089
Other assets	25,227	21,307
Intangibles	9,259	10,113
Goodwill	89,777	89,777
TOTAL ASSETS	$900,654	$1,002,773
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,558	$38,174
Accrued salaries, wages and benefits	23,639	44,077
Accrued severance and retention	506	18,959
Accrued expenses	12,144	16,429
Current portion of debt obligations	36,591	51,737
Unearned revenue	10,794	15,340
TOTAL CURRENT LIABILITIES	124,232	184,716
Long-term debt obligations	265,937	325,690
Post-retirement liabilities	116,614	152,297
Other liabilities	52,048	44,044
Deferred income taxes	39,746	50,044
Commitments and contingencies (Note I)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 63,652,228 and 63,416,564 shares issued and outstanding in 2010 and 2009, respectively	637	634
Additional paid-in capital	518,925	502,822
Accumulated deficit	(171,251)	(211,085)
Accumulated other comprehensive loss	(46,234)	(46,389)
TOTAL STOCKHOLDERS’ EQUITY	302,077	245,982
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,654	$1,002,773

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31
	2010	2009	2008
REVENUES	$667,382	$823,483	$941,686
OPERATING EXPENSES
Salaries, wages and benefits	176,988	380,276	400,644
Fuel	133,776	109,242	176,722
Depreciation and amortization	87,594	83,964	93,752
Maintenance, materials and repairs	79,143	66,621	87,344
Landing and ramp	23,782	29,236	34,526
Travel	22,709	21,761	29,407
Rent	15,339	10,926	8,947
Insurance	9,171	10,918	10,454
Impairment of goodwill	—	—	73,178
Impairment of acquired intangibles	—	—	18,063
Other operating expenses	37,204	38,749	30,601
	585,706	751,693	963,638
INTEREST EXPENSE	(18,675)	(26,881)	(37,002)
INTEREST INCOME	316	449	2,335
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	63,317	45,358	(56,619)
INCOME TAXES	(23,413)	(17,156)	(6,229)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	39,904	28,202	(62,848)
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(70)	6,247	6,858
NET EARNINGS (LOSS)	$39,834	$34,449	$(55,990)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.64	$0.45	$(1.01)
Discontinued operations	(0.01)	0.10	0.11
TOTAL NET EARNINGS (LOSS) PER SHARE - Basic	$0.63	$0.55	$(0.90)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.62	$0.44	$(1.01)
Discontinued operations	—	0.10	0.11
TOTAL NET EARNINGS (LOSS) PER SHARE - Diluted	$0.62	$0.54	$(0.90)

WEIGHTED AVERAGE SHARES
Basic	62,807	62,674	62,484
Diluted	64,009	63,279	62,484

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2010	2009	2008
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$39,904	$28,202	$(62,848)
Net earnings (loss) from discontinued operations	(70)	6,247	6,858
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment of goodwill and acquired intangibles	—	—	91,241
Depreciation and amortization	87,594	84,587	94,451
Pension and post-retirement	(1,990)	25,268	11,196
Deferred income taxes	20,820	19,743	9,790
Amortization of stock-based compensation	1,720	1,316	2,208
Amortization of DHL promissory note	(4,650)	—	—
Gains on asset disposition, net of impairments	(22)	(1,896)	(5,579)
Changes in assets and liabilities:
Accounts receivable	41,529	4,436	(32,518)
Inventory and prepaid supplies	(6,253)	8,241	9,583
Accounts payable	2,729	1,871	(29,888)
Unearned revenue	6,789	(10,655)	(7,015)
Accrued expenses, salaries, wages, benefits and other liabilities	(44,648)	(36,373)	72,735
Pension and post-retirement liabilities	(32,789)	(32,190)	1,767
Other	1,600	4,187	(330)
NET CASH PROVIDED BY OPERATING ACTIVITIES	112,263	102,984	161,651
INVESTING ACTIVITIES:
Capital expenditures	(110,681)	(101,227)	(111,877)
Proceeds from the disposal of property and equipment	31,981	8,406	41,125
Proceeds from the redemptions of marketable securities	—	26	49,610
Acquisition payments	—	—	(3,840)
NET CASH USED IN INVESTING ACTIVITIES	(78,700)	(92,795)	(24,982)
FINANCING ACTIVITIES:
Principal payments on long-term obligations	(70,249)	(43,074)	(116,816)
Proceeds from borrowings	—	—	38,500
Financing fees	—	—	(1,510)
NET CASH USED IN FINANCING ACTIVITIES	(70,249)	(43,074)	(79,826)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,686)	(32,885)	56,843
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	83,229	116,114	59,271
CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,543	$83,229	$116,114
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$16,656	$24,093	$34,278
Federal and state income taxes paid	$523	$3,118	$228
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$4,650	$91,985	—
Accrued capital expenditures	$1,404	$1,749	$2,064
See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2008	62,650,278	$626	$458,091	$(189,544)	$(69,170)	$200,003
Issuance of common shares						—
Stock-based compensation plans
Grant of restricted stock	636,100	6	(6)			—
Issuance of common shares	1,034	—	(138)			(138)
Forfeited restricted stock	(40,100)	—	—			—
Amortization of stock awards and restricted stock			2,208			2,208
Comprehensive loss
Net loss				(55,990)		(55,990)
Other comprehensive loss, net of tax					(65,691)	(65,691)
Total comprehensive income						$(121,681)
BALANCE AT DECEMBER 31, 2008	63,247,312	$632	$460,155	$(245,534)	$(134,861)	$80,392
Stock-based compensation plans
Grant of restricted stock	200,000	2	(2)			—
Issuance of common shares	19,952	1	(83)			(82)
Forfeited restricted stock	(50,700)	(1)	1
Amortization of stock awards and restricted stock			1,316			1,316
Debt extinguishment, net of tax			41,435			41,435
Comprehensive income
Net earnings				34,449		34,449
Other comprehensive income, net of tax					88,472	88,472
Total comprehensive income						$122,921
BALANCE AT DECEMBER 31, 2009	63,416,564	$634	$502,822	$(211,085)	$(46,389)	$245,982
Stock-based compensation plans
Grant of restricted stock	367,200	4	(4)			—
Withholdings of common shares, net of issuances	(95,736)	(1)	(958)			(959)
Forfeited restricted stock	(35,800)	—	—			—
Tax benefit from common stock compensation			498			498
Amortization of stock awards and restricted stock			1,720			1,720
Debt extinguishment, net of tax			14,847			14,847
Comprehensive income
Net earnings				39,834		39,834
Other comprehensive income, net of tax					155	155
Total comprehensive income						$39,989
BALANCE AT DECEMBER 31, 2010	63,652,228	$637	$518,925	$(171,251)	$(46,234)	$302,077

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”), and three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”). CAM leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees.
Since August 16, 2003, the Company, through ABX, has had long term contracts with affiliates of DHL Worldwide Express, B.V., which are collectively referred to as “DHL.” DHL, an international, integrated delivery company, is the Company's largest customer. In March 2010, the Company and DHL executed new follow-on agreements, effective March 31, 2010. Under the new agreements, DHL committed to lease 13 Boeing 767 freighter aircraft from CAM and ABX has been contracted to operate those aircraft for DHL under a separate crew, maintenance and insurance agreement (the "CMI agreement"). Prior to the new follow-on agreements, ABX provided aircraft, flight crews and maintenance to DHL under a cost-plus aircraft, crew, maintenance and insurance agreement (“the DHL ACMI agreement”).
Through its airline subsidiaries, the Company provides aircraft, flight crews and airline operations to its customers. CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX/Schenker”), the Company's second largest customer. BAX/Schenker provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. ATI also provides passenger transportation, primarily to the U.S. Military, using its McDonnell Douglas DC-8 "combi" aircraft, which are certified to carry passengers as well as cargo on the main deck.
In addition to its airline operations and aircraft leasing services, the Company sells aircraft parts, provides aircraft and equipment maintenance services, operates three mail sorting facilities for the U.S. Postal Service (“USPS”), and provides specialized services for aircraft fuel management and freight logistics.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, spare parts inventory, depreciation and impairments of property, equipment, goodwill and intangibles, post-retirement obligations, income taxes, contingencies and litigation. Changes in estimates and assumptions may have a material impact on the consolidated financial statements.
Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

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
Management analyzes the inventory reserve for reasonableness at the end of each quarter. That analysis includes consideration of the expected fleet life, amounts expected to be on hand at the end of a fleet life, and recent events and conditions that may impact the usability or value of inventory. Inventory values reflect obsolescence reserves of $6.5 million and $7.2 million for 2010 and 2009, respectively. Events or conditions that may impact the expected life, usability or net realizable value of inventory include additional aircraft maintenance directives from the Federal Aviation Administration, changes in Department of Transportation regulations, new environmental laws and technological advances.
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

The Company periodically evaluates the useful lives, salvage values and fair values of property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of reasons, such as an assessment done quarterly to determine if excess aircraft capacity exists or changes in regulations governing the use of aircraft.
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
The airlines’ General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” agreements with engine maintenance providers. Under the power by the hour agreements, the engines are maintained by the service providers for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for the airlines’ other aircraft engines are typically contracted to service providers on a time and material basis. The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. ATI, CCIA and CAM capitalize the cost of major maintenance and amortize the costs over the useful life of the overhaul. ABX expenses the cost of Boeing 767-200 airframe maintenance and CF-6 engine maintenance as incurred.
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $1.5 million for 2010, $1.8 million for 2009 and $3.1 million for 2008.
Discontinued Operations
A business component whose operations are discontinued is reported as discontinued operations if the cash flows of the component have been eliminated from the ongoing operations of the Company, and the Company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations. The Company reclassifies amounts presented in prior years that relate to discontinued business components to reflect the activities as discontinued operations.
Exit Activities
Liabilities for contract termination costs associated with exit activities are recognized in the period incurred and measured initially at fair value. One-time, involuntary employee termination benefits are generally expensed when the Company communicates the benefit arrangement to the employee and requires no significant future services, other than a minimum retention period, for the employee to earn the termination benefits. Pension obligations are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 715-30 Compensation—Retirement Benefits in the event that a significant number of employees are terminated or a pension plan is suspended.
Self-Insurance
The Company is self-insured for certain claims relating to workers’ compensation, aircraft, automobile, general liability and employee healthcare. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Other liabilities included $39.2 million and $41.3 million at December 31, 2010 and 2009, respectively, for self-insurance reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs reserved.
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

Revenue Recognition
Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through customer agreements, including consumption of aircraft fuel, are generally recognized as the cost is incurred. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Revenue for the sale of aircraft parts is recognized when the parts are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of services. Aircraft lease revenues are recognized as operating lease revenue on a straight-line basis over the term of the applicable lease agreements.
Revenues from the former DHL ACMI agreement were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the ACMI agreement to set mark-ups to specific quarterly amounts for 2009 and the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specified employee severance, retention and other benefits that DHL reimbursed to ABX for payment to its employees that were affected in conjunction with DHL's U.S. restructuring plan. DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company's revenues for 2009 and the first quarter of 2010 included reimbursement for expenses incurred under the DHL ACMI agreement, the incremental mark-up revenues set by the DHL ACMI amendments and reimbursement for employee severance, retention, vacation and other benefit costs incurred during the period.

New Accounting Pronouncements
In July 2010, the FASB issued an Accounting Standards Update No. 2010-20, Receivables, Disclosure about the Credit Quality of Financing Receivables and Allowances for Credit Losses. The new guidance will require additional disclosures about the nature of credit risk in a company's portfolio of financing receivables, how risk is analyzed and assessed in arriving at the allowance for credit losses and the reasons for changes in the allowance for credit losses. The new guidance will be effective in fiscal years beginning on or after December 15, 2010 and is not expected to have a material impact on the Company's financial statements.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company, through ABX, has had long term cost-plus contracts with DHL since August 16, 2003. In addition to the DHL ACMI agreement, ABX provided staff to conduct package sorting, as well as airport, facilities and equipment maintenance services for DHL under the hub services agreement (the "Hub Services" agreement). In 2008, DHL began to restructure its U.S. operations due to continued losses. DHL’s restructuring significantly impacted ABX’s operations. Pursuant to its 2008 restructuring plans, DHL discontinued intra-U.S. domestic pickup and delivery services in January 2009. The Hub Services agreement expired without renewal in August 2009. ABX continued to provide DHL with airlift for its international services to and from the U.S. ABX provided aircraft, aircraft flight crews and maintenance to DHL primarily under the DHL ACMI agreement through March 31, 2010.
In March 2010, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements, effective March 31, 2010. Under the new agreements, DHL will lease 13 Boeing 767 freighter aircraft from CAM while ABX operates those aircraft for DHL under a separate CMI agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on a pre-defined fee, scaled for the number of aircraft operated and the number of crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years, while the term of the aircraft leases are seven years. Under the CMI agreement, ABX contracted with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement.
As of December 31, 2010, CAM had leased 11 of the 13 Boeing 767-200 freighter aircraft to DHL. Until CAM completes the aircraft modification process for the remaining two aircraft committed to DHL, ABX will provide bridging aircraft to DHL under short term, month-to-month arrangements with economic terms similar to the leases for the 13 aircraft. CAM is projected to provide the twelfth and thirteenth Boeing 767-200 aircraft to DHL in the second quarter of 2011.
In conjunction with the CMI agreement, ABX leased two Boeing 767-200 aircraft from DHL as of December 31, 2010. The duration of the aircraft leases corresponds to the duration of the CMI agreement. Under the terms of the CMI agreement, DHL reimburses the lease expense to ABX.
The S&R agreement with DHL was terminated effective March 31, 2010. In conjunction with the termination of the ACMI agreement and the S&R agreement, ABX and DHL entered into a termination agreement which addressed several open issues between the parties. Under the termination agreement, in May 2010, DHL paid ABX the aircraft carrying value of $29.7 million to complete the sale of aircraft that ABX previously put to DHL under provisions of the ACMI agreement. DHL reimbursed ABX for $11.2 million of accrued vacation payments which is in addition to $3.2 million previously reimbursed by DHL. As previously agreed, ABX paid DHL $15.0 million toward the balance of the promissory note with DHL during May 2010. Beginning April 1, 2010 and extending through the term of the DHL CMI agreement, the balance of the note with DHL is extinguished ratably without payment.
Continuing revenues from leases and contracted services for DHL were approximately 36%, 55% and 53% of the Company's consolidated revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s balance sheets include accounts receivables and other long-term receivables with DHL of $19.0 million and $62.7 million as of December 31, 2010 and 2009, respectively.

BAX/Schenker
A substantial portion of the Company’s revenues, cash flows and liquidity are also dependent on BAX/Schenker. Revenues from services performed for BAX/Schenker were approximately 29%19% and 24% of the Company’s total revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively. Under their agreements with BAX/Schenker, ATI and CCIA have the right to be the exclusive providers of main deck freighter lift in the BAX/Schenker U.S. network through December 31, 2011. The Company’s balance sheets include accounts receivables with BAX/Schenker of $5.5 million and $5.1 million as of December 31, 2010 and 2009, respectively.
 U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 14%10% and 11% of the Company's total revenues from continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively. The Company's balance sheets included accounts receivables with the U.S. Military of $8.4 million and $3.1 million as of December 31, 2010 and 2009, respectively.

NOTE C—WIND-DOWN COSTS
As a result of DHL’s U.S restructuring plan, the Company has incurred costs to reduce the scope of its operations. Under the S&R agreement between DHL and ABX, the severance and retention benefits provided to employees are refunded to ABX by DHL after payments are made by ABX. Wind-down expenses are reflected in the ACMI Services segment and discontinued operations. The wind-down expenses incurred for the years ended December 31, 2010 and 2009 are summarized below (in thousands):

	Severance Benefits	Retention Benefits	Total
Accrued costs at December 31, 2008	$28,920	$38,926	$67,846
Costs incurred	81,658	28,687	110,345
Costs paid	(91,802)	(67,430)	(159,232)
Accrued costs at December 31, 2009	18,776	183	18,959
Costs incurred	(99)	240	141
Costs paid	(18,591)	(3)	(18,594)
Accrued costs at December 31, 2010	$86	$420	$506

In addition to the payments reflected above, the Company contributed $37.8 million in 2009 to the ABX pilots’ pension plan in settlement of certain provisions of the S&R agreement. Wind-down costs in 2011 are not expected to be significant.

NOTE D—DISCONTINUED OPERATIONS
In July 2009, DHL ceased the aircraft hub and freight sorting operations in Wilmington, Ohio and transferred those operations to the Cincinnati/Northern Kentucky International Airport ("CVG") and, in August 2009, the Hub Services agreement between ABX and DHL expired. ABX assisted DHL with the transition from Wilmington to CVG by providing temporary staffing for the CVG operations through early September 2009. In conjunction with the transfer of the aircraft hub and freight sorting operations to CVG in July 2009, DHL assumed management of the fueling services for its network that had previously been provided by ABX. ABX ceased providing aircraft fuel and related services for its aircraft that remain in the DHL network. ABX’s aircraft hub, freight sorting and aircraft fueling operations, which previously had been reported in the DHL segment, are reported as discontinued operations for all periods presented.

ABX sponsors defined benefit plans for retirees that include the former employees of the hub operations. Additionally, ABX is self insured for medical coverage and workers’ compensation. The Company may incur expenses and cash outlays in the future related to pension obligations, reserves for medical expenses and wage loss for former employees. Carrying amounts of significant assets and liabilities of the discontinued operations are below (in thousands):

	December 31
	2010	2009
Assets
Receivable due from DHL	$—	$21,587
Other current assets	5,015	—
Total Assets	$5,015	$21,587
Liabilities
Accounts payable	$—	$3
Employee compensation and benefits	39,980	48,280
Post-retirement	23,336	25,420
Total Liabilities	$63,316	$73,703
The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	December 31
	2009	2008
Revenue	$171,545	$669,060
Pre-tax earnings	$9,233	$10,790

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS
The Company acquired CAM, ATI and CCIA through the acquisition of Cargo Holdings International, Inc. (“CHI”) on December 31, 2007 and recorded goodwill and customer relationship intangible assets as a result of the acquisition. In conjunction with the Company’s annual evaluation, goodwill and customer relationship intangible assets were tested as of December 31, 2010 and December 31, 2009 and found not to be impaired. Testing as of December 31, 2008, indicated that the goodwill and customer relationship intangible assets were impaired. The Company recognized an impairment to reduce the value of the customer relationship intangible and recorded goodwill associated with ACMI Services to $7.0 million and $55.4 million, respectively, as of December 31, 2008. The Company determined the fair values of ATI and CCIA separately using industry market multiples and discounted cash flows utilizing a market-derived rate of return. The impairment charge was precipitated by a large-scale drop in market values of publicly traded transportation companies, higher costs of capital beginning in the fourth quarter of 2008, and declines in projected cash flows due to the economic recession at that time.
Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Balance as of December 31, 2008	$55,382	$34,395	$89,777
Balance as of December 31, 2009	$55,382	$34,395	$89,777
Balance as of December 31, 2010	$55,382	$34,395	$89,777

Information regarding our other intangible assets as of December 31, 2010 and 2009 is as follows (in thousands):

	December 31
	2010	2009
	Net Book Value	Net Book Value
Customer Relationships	$5,259	$6,113
Airline Certificates	4,000	4,000
Total	$9,259	$10,113
The customer relationship intangible amortizes over sixteen more years while the airline certificates have indefinite lives and therefore are not amortized. At December 31, 2010, the cost and accumulated amortization of the customer relationships was $7.0 million and $1.7 million, respectively. During 2010 and 2009, the company recorded amortization expense of $0.8 million and $0.9 million, respectively. During 2008, the Company recorded amortization expense of $2.6 million and recorded an impairment charge of $18.0 million for customer relationship intangibles.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2010	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,411	$—	$20,411
Total Assets	$—	$20,411	$—	$20,411
Liabilities
Interest rate swap	$—	$(4,563)	$—	$(4,563)
Total Liabilities	$—	$(4,563)	$—	$(4,563)

As of December 31, 2009	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$63,831	$—	$63,831
Total Assets	$—	$63,831	$—	$63,831
Liabilities
Interest rate swap	$—	$(3,715)	$—	$(3,715)
Total Liabilities	$—	$(3,715)	$—	$(3,715)

For fair value information on the pension assets refer to Note J.
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $8.6 million more than the carrying value, which was $302.5 million at December 31, 2010. The non-financial assets, including goodwill and intangible assets, are measured at fair value on a non-recurring basis.

NOTE G—PROPERTY AND EQUIPMENT
At December 31, 2010, the Company’s subsidiaries owned or leased under capital leases 60 aircraft in serviceable condition, consisting of 16 Boeing 767-200 aircraft leased to external customers, two Boeing 757, 12 Boeing 727, 15 McDonnell Douglas DC-8 and 15 Boeing 767-200 aircraft operated by the Company's airlines. As of December 31, 2010, the Company had two Boeing 767-200 aircraft and one Boeing 767-300 aircraft undergoing modification to standard freighter configuration. Additionally, at December 31, 2010, the Company had four other Boeing 767-200 and two Boeing 767-300 aircraft which were scheduled to enter into the freighter modification process in 2011. The combined carrying value of aircraft in modification or scheduled to undergo modification was $54.4 million at December 31, 2010. Property and equipment, to be held and used, consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Aircraft and flight equipment	$928,784	$842,235
Support equipment	50,424	51,903
Vehicles and other equipment	1,604	1,883
Leasehold improvements	714	1,255
	981,526	897,276
Accumulated depreciation	(322,770)	(261,187)
Property and equipment, net	$658,756	$636,089
Aircraft and flight equipment includes $22.2 million of property held under capital leases as of December 31, 2010 and $25.0 million as of December 31, 2009. Accumulated depreciation and amortization includes $10.8 million as of December 31, 2010 and $9.2 million as of December 31, 2009 for property held under capital leases. CAM owned aircraft with a carrying value of $263.2 million and $61.0 million that were under leases to external customers as of December 31, 2010 and December 31, 2009, respectively.
At December 31, 2010, ACMI Services had three DC-8 airframes whose engines and rotables were being used for other aircraft in the Company's fleets. The spare airframes can be reactivated as needed. The combined carrying value of the idle DC-8 aircraft was $0.6 million at December 31, 2010.
Minimum future lease payments for aircraft and equipment leased to external customers as of December 31, 2010 is scheduled to be $55.0 million, $53.1 million, $40.8 million, $40.8 million, $40.8 million for each of the next five years ending December 31, 2015.
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

NOTE H—DEBT OBLIGATIONS
Long-term obligations consisted of the following (in thousands):

	December 31
	2010	2009
Unsubordinated term loan	$178,000	$200,250
Revolving credit facility	—	18,500
Aircraft loans	92,075	99,759
Capital lease obligations-Boeing 727	5,910	12,421
Promissory note due to DHL, unsecured	26,350	46,000
Other capital leases	193	497
Total long-term obligations	302,528	377,427
Less: current portion	(36,591)	(51,737)
Total long-term obligations, net	$265,937	$325,690
The Company has a credit agreement with a consortium of lenders that provides for a $75.0 million revolving credit facility and an unsubordinated term loan through December 2012 (“Credit Agreement”). The unsubordinated term loan and the revolving credit facility are collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses, outstanding debt level and prevailing LIBOR or prime rates. At December 31, 2010, the unsubordinated term loan bears a variable interest rate of LIBOR (90-day) plus 2.25% (2.56% at December 31, 2010). The Credit Agreement provides for the issuance of letters of credit on the Company’s behalf. As of December 31, 2010, the unused revolving credit facility totaled $59.8 million, net of outstanding letters of credit of $15.2 million.
The aircraft loans are collateralized by seven aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. Interest rates range from 6.74% to 7.36% per annum payable monthly. Capital lease obligations for six Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire in 2011.
The scheduled annual principal payments on long-term debt as of December 31, 2010 for the next five years are as follows (in thousands):

Principal Payments
2011	$36,591
2012	164,582
2013	9,468
2014	10,151
2015	10,883
2016 and beyond	70,853
$302,528
The promissory note due to DHL becomes due in August 2028 as a balloon payment, unless it is extinguished sooner under the terms of the DHL CMI agreement. Beginning April 1, 2010 and extending through the term of the DHL CMI agreement, the balance of the note is amortized ratably without payment, in exchange for services provided and thus is expected to be completely amortized by April 2015. The promissory note bears interest at a rate of 5% per annum, and DHL reimburses ABX the interest expense from the note through the term of the DHL CMI agreement.

In January, 2008, DHL made a demand for payment in full of the unsecured promissory note. In its demand, DHL asserted that the acquisition by the Company of Cargo Holdings International, Inc. (“CHI”) and the related financing transaction, which closed on December 31, 2007, constituted a “change of control” under the terms of the promissory note. On March 16, 2009, the Company and DHL reached a binding agreement to amend the promissory note and on May 8, 2009, the promissory note was formally amended to resolve DHL’s assertion. DHL agreed it would relinquish its claim that the Company’s acquisition of CHI and the related financing transaction constituted a “change of control.” The Company agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance. In March 2009, the Company recorded the extinguishment of $46.3 million as a capital transaction due to the related party nature of ABX’s relationship with DHL stemming from ABX’s separation from Airborne, Inc. in August 2003. Net of the income tax effects, paid-in capital increased by $29.5 million in 2009 due to the extinguishment. In 2010, the Company adjusted the income tax effect of the debt extinguishment to reflect the original issue discount associated with the extinguished amount of the promissory note. As a result, the Company reduced the deferred tax liability and increased paid-in-capital by $14.8 million during 2010.
In June 2009, ABX executed a Lease Assumption and Option Agreement with DHL pursuant to which DHL (i) assumed financial responsibility for the capital leases associated with five Boeing 767 aircraft that ABX was operating on behalf of DHL under the DHL ACMI agreement; and (ii) was granted the option to lease up to four Boeing 767-200 freighter aircraft from ABX. ABX granted DHL a credit of $2.5 million as prepaid rent toward each of the four lease option aircraft. ABX also agreed that, upon DHL’s request, it would continue operating the five Boeing 767 aircraft under the DHL ACMI agreement.
In conjunction with the Lease Assumption and Option Agreement with DHL, the lease agreements for the five Boeing 767 capital lease aircraft were settled and terminated with the lessor during 2009. The Company recorded DHL’s assumption of the lease obligations and debt extinguishment of $45.7 million as a capital transaction due to the related party nature of ABX’s relationship with DHL stemming from ABX’s separation from Airborne, Inc. in August 2003. As a result, paid-in capital increased by $11.9 million in 2009. The increase in paid-in capital reflects the removal of aircraft having a net book value of $20.9 million, the recognition of the $10.0 million liability for future rent credits granted to DHL, the settlement of recent lease payments and expenses of $3.9 million, and the tax effect of $6.8 million as well as the extinguishment of the debt.
Under the Credit Agreement, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Agreement. The conditions of the Credit Agreement and the aircraft loans cross-default. The Company is currently in compliance with the financial covenants specified in the Credit Agreement. The Company is restricted from paying dividends on its common stock in excess of $50.0 million during any calendar year under the provisions of the Credit Agreement. Under the provisions of its promissory note due to DHL, the Company is required to prepay the DHL note $0.20 for each dollar of dividend distributed to its stockholders. The same prepayment stipulation applies to stock repurchases.

NOTE I—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases airport facilities and certain operating equipment under operating lease agreements. ABX leases portions of the air park in Wilmington, Ohio under a lease agreement with a regional port authority, the term of which expires in May of 2019.

Lease commitments under long-term capital and operating leases at December 31, 2010, are as follows (in thousands):

	Capital Leases	Operating Leases
2011	$6,323	$18,809
2012	—	18,065
2013	—	17,250
2014	—	13,861
2015	—	5,852
2016 and beyond	—	10,649
Total minimum lease payments	$6,323	$84,486
Less: interest	(220)
Principal obligations	$6,103
Commitments
In September 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. Through December 31, 2010, eight such aircraft have completed the modification process. As of December 31, 2010, two additional Boeing 767-200 aircraft were undergoing modification to standard freighter configuration. If CAM were to cancel the conversion program as of December 31, 2010, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $8.0 million associated with additional conversion part kits which have been ordered.
In the third quarter of 2010, CAM purchased three passenger-configured Boeing 767-300 ER aircraft, each equipped with General Electric CF6-80C2-B6 engines. In August 2010, CAM entered into an agreement with M&B Conversions Limited and IAI for the conversion by IAI of the three Boeing 767-300 series passenger aircraft to a full freighter configuration. The agreement includes an option to convert up to seven additional Boeing 767-300 series passenger aircraft during the 10-year term of the agreement. The Company plans to modify the aircraft into standard freighter configurations. As of December 31, 2010, one Boeing 767-300 was undergoing the modification to standard freighter configuration. If CAM were to cancel the conversion program as of December 31, 2010, it would owe IAI approximately $2.3 million associated with additional conversion part kits which have been ordered.
In October 2010, CAM entered an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 "combi" variant to be developed by Precision will incorporate 10 full cargo pallet positions along with passenger seating for up to 58 occupants. In conjunction with the agreement, CAM made a deposit of $1.3 million toward the project. CAM is committed to convert at a minimum two Boeing 757 aircraft with Precision.
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
Department of Transportation (“DOT”) Continuing Fitness Review
ABX filed a notice of substantial change with the DOT arising from its separation from Airborne, Inc. The filing was initially made in mid-July of 2003 and updated in April of 2005, September of 2007, December of 2007 and March of 2010 with respect to subsequent events relevant to the DOT’s analysis, including the reorganization of ABX under a holding company structure and the acquisition of Cargo Holdings International, Inc. The DOT was required to determine whether ABX continues to be a U.S. citizen and is fit, willing and able to engage in air transportation of cargo. On January 24, 2011, the DOT issued an order dismissing its notice, dated August 6, 2003, requesting public comments on the procedures to be employed in reviewing the impact of the proposed substantial changes in ownership and operations on the citizenship of ABX. On March 4, 2011, the DOT notified ABX that, based on its review of the previously filed and updated information, it appears that ABX continues to be a U.S citizen and remains fit to conduct air transportation operations as a U.S. certificated air carrier.

Civil Action Alleging Violations of Immigration Laws
On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which was later amended to include a second former employee plaintiff, seeks damages in an unspecified amount and alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On March 18, 2010, the Court issued a decision in response to a motion filed by ABX and the other ABX defendants, dismissing three of the five claims constituting the basis of Plaintiffs' complaint. Most recently, the Court issued a decision on October 7, 2010, permitting the plaintiffs’ to amend their complaint for the purpose of reinstating one of their dismissed claims. On October 26, 2010, ABX and the other ABX defendants filed an answer denying the allegations contained in plaintiffs’ second amended complaint.
The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.
FAA Enforcement Actions
The Company’s airline operations are subject to complex aviation and transportation laws and regulations that are continually enforced by the DOT and FAA. The Company’s airlines receive letters of investigation (“LOIs”) from the FAA from time to time in the ordinary course of business. The LOIs generally provide that some action of the airline may have been contrary to the FAA’s regulations. If the airline's response to the LOI is not satisfactory to the FAA, it can seek to impose a civil penalty for the alleged violation. Airlines are entitled to a hearing before an Administrative Law Judge or a Federal District Court Judge, depending on the amount of the penalty being sought, before any penalty order is deemed final.
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

Employees Under Collective Bargaining Agreements
As of December 31, 2010, the flight crewmembers of ABX, ATI and CCIA were represented by labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12.4%
ATI	Airline Pilots Association	10.1%
CCIA	Airline Pilots Association	6.4%

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
The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement costs. The assumptions considered most sensitive in actuarially valuing ABX’s pension obligations and determining related expense amounts are discount rates and expected long-term investment returns on plan assets. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Consideration of future medical cost trend rates is a critical assumption in valuing ABX’s post-retirement healthcare obligations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.
ABX measures plan assets and benefit obligations as of December 31 of each year. Information regarding ABX’s sponsored defined benefit pension plans and post-retirement healthcare plans follow below (in thousands). The accumulated benefit obligation reflects pension benefit obligations based on the actual earnings and service to-date of current employees.

Funded Status

	Pension Plans		Post-retirement Healthcare Plans
	2010	2009	2010	2009
Accumulated benefit obligation	$694,548	$629,236	$10,135	$33,142
Change in benefit obligation
Obligation as of January 1	$629,236	$633,793	$33,142	$30,120
Service cost	2,286	12,870	341	649
Interest cost	36,678	37,699	800	1,767
Curtailment gain	—	(78,067)	—	—
Special termination benefits	—	1,550	—	—
Plan amendment	—	19,189	(24,648)	—
Plan transfers	2,204	1,673	—	—
Benefits paid	(20,833)	(17,571)	(1,278)	(1,515)
Actuarial (gain) loss	44,977	18,100	1,778	2,121
Obligation as of December 31	$694,548	$629,236	$10,135	$33,142
Change in plan assets
Fair value as of January 1	$509,656	$366,583	$—	$—
Actual (loss) gain on plan assets	60,892	75,796	—	—
Plan transfers	2,204	1,674	—	—
Employer contributions	36,575	83,174	1,278	1,515
Benefits paid	(20,833)	(17,571)	(1,278)	(1,515)
Fair value as of December 31	$588,494	$509,656	$—	$—
Funded status
Recorded liabilities—net underfunded	$(106,054)	$(119,580)	$(10,135)	$(33,142)
During 2009, the Company amended each defined benefit pension plan to freeze the accrual of additional benefits and had provided notification to the affected employees. In December 2009, the defined benefit pension plans for ABX crewmembers were amended to grant more service credit to active participants for their years of service that occurred before the pension plan was initiated. In 2010, the Company modified the post-retirement health plans for ABX employees. Benefits for covered individuals now terminates upon reaching age 65 under the modified post-retirement healthcare plans.

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plans
	2010	2009	2008	2010	2009	2008
Service cost	$2,286	$12,870	$33,310	$341	$650	$1,868
Interest cost	36,678	37,699	38,515	800	1,767	2,053
Expected return on plan assets	(35,600)	(29,569)	(36,367)	—	—	—
Curtailment (gain) loss	—	25,048	6,887	—	—	(911)
Special termination benefits	—	1,550	1,072	—	—	—
Net amortization and deferral	2,069	27,434	6,902	(3,803)	—	72
Net periodic benefit cost	$5,433	$75,032	$50,319	$(2,662)	$2,417	$3,082

The net periodic expense includes a net curtailment charge of $25.0 million and $6.0 million for 2009 and 2008, respectively, to recognize prior service cost of employees terminated in conjunction with the DHL restructuring, as prescribed by FASB ASC Topic 715-30.
Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31, 2010 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2010	2009	2010	2009
Unrecognized prior service cost	$—	$—	$(20,481)	$—
Unrecognized net actuarial loss	76,490	58,873	3,783	2,369
Accumulated other comprehensive loss (gain)	$76,490	$58,873	$(16,698)	$2,369
The following table sets forth the amounts of unrecognized net actuarial gain and loss recorded in accumulated other comprehensive income that is expected to be recognized as components of net periodic benefit expense during 2011 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$2,700	$529
Prior Service Cost	—	(5,552)
Assumptions
Assumptions used in determining ABX’s pension obligations at December 31 were as follows:

	Pension Plans
	2010	2009	2008
Discount rate (for qualified and non-qualified plans)	5.35% - 5.55%	5.85% - 6.00%	5.85% - 6.20%
Expected return on plan assets	6.75%	7.00%	7.50%
Rate of compensation increase (pilots)	not applicable	4.50%	4.50%
Rate of compensation increase (non-pilots)	not applicable	4.00%	4.00%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 4.15% for both pilots and non-pilots at December 31, 2010. The discount rates used for pension plans were 5.85% for pilots and 6.00% for non-pilots at December 31, 2009 and 6.20% for pilots and 5.85% for non-pilots at December 31, 2008. Post-retirement healthcare plan obligations have not been funded. The healthcare cost trend rate used in measuring post-retirement healthcare benefit costs was 8.0% for 2011, decreasing each year until it reaches a 4.5% annual growth rate in 2027. The effects of a 1% increase and decrease in the healthcare cost trend rate on 2010 cost and the accumulated post-retirement benefit obligation at December 31, 2010, are shown below (in thousands):

	1% Increase	1% Decrease
Effect on service and interest cost	$74	$(62)
Effect on accumulated post-retirement benefit obligation	$—	$—

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2010	2009
Cash	1%	8%
Equity securities	48%	48%
Fixed income securities	49%	42%
Real estate	2%	2%
	100%	100%
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
Cash Flows
In 2010, ABX made contributions to its defined benefit pension plans of $36.6 million. ABX estimates that its minimum contributions in 2011 will be approximately $2.5 million for its defined benefit pension plans and $1.5 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2011	$23,097	$1,539
2012	24,660	1,306
2013	26,430	1,165
2014	30,918	1,048
2015	31,000	959
Years 2016 to 2020	191,684	3,685
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
Fixed Income Investments—Securities in this category consist of U.S. Government or Agency securities, state and local government securities, corporate fixed income securities or pooled fixed income securities. Securities in this category that are valued utilizing published prices at the close of each business day are classified as Level 1 investments. Those investments valued by bid data prices provided by independent pricing sources are classified as Level 2 investments.
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
The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2010	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$656	$—	$—	$656
Common trust funds	—	20,769	—	20,769
Corporate stock	49,368	—	—	49,368
Mutual funds	156,501	121,100	—	277,601
Fixed income investments	31,769	170,607	—	202,376
Real estate	—	—	12,214	12,214
Hedge funds and private equity	—	—	25,510	25,510
Total plan assets	$238,294	$312,476	$37,724	$588,494

As of December 31, 2009	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$50	$—	$—	$50
Common trust funds	—	46,690	—	46,690
Corporate stock	42,257	—	—	42,257
Mutual funds	94,713	157,777	—	252,490
Fixed income investments	6,750	127,150	—	133,900
Real estate	—	—	11,160	11,160
Hedge funds and private equity	—	—	23,109	23,109
Total plan assets	$143,770	$331,617	$34,269	$509,656
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

	Hedge Funds & Private Equity	Real Estate Investments	Total
January 1, 2009	$20,349	$21,315	$41,664
Realized gains (losses)	—	—	—
Unrealized gains (losses)	2,199	(10,155)	(7,956)
Purchases & settlements	561	—	561
December 31, 2009	$23,109	$11,160	$34,269
Realized gains (losses)	—	—	—
Unrealized gains	1,504	1,054	2,558
Purchases & settlements	897	—	897
December 31, 2010	$25,510	$12,214	$37,724
Crew Sick Leave Post-retirement Benefit
ATI provides a sick leave benefit for ATI crewmembers that accumulates through participant retirement dates. The status of the plan as of December 31, 2010 and 2009 is summarized as follows (in thousands):

	Post-retirement Sick Leave
	2010	2009
Accumulated benefit obligation	$3,556	$3,002
Change in benefit obligation
Obligation as of January 1	$3,002	$2,643
Service cost	228	209
Interest cost	151	159
Benefits paid	(35)	—
Actuarial (gain) loss	210	(9)
Obligation as of December 31	$3,556	$3,002
Change in plan assets
Fair value as of January 1	$—	$—
Employer contributions	35	—
Benefits paid	(35)	—
Fair value as of December 31	$—	$—
Funded status
Recorded liabilities—net underfunded	$(3,556)	$(3,002)
Accumulated other comprehensive income	$426	$572
Assumptions used in determining the crew sick leave post-retirement obligations at December 31 were as follows:

	Post-Retirement Plan
	2010	2009	2008
Discount rate	4.64%	5.32%	6.40%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected benefit payments for the next five years (in thousands) are $429 for 2011, $361 for 2012, $372 for 2013, $284 for 2014 and $315 for 2015. Benefit payments for 2016 to 2020 are expected to be $1.3 million in aggregate.

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer matching contributions on employee salary deferrals. ABX also sponsors a defined contribution profit sharing plan, which is coordinated and used to offset obligations accrued under the qualified defined benefit plans. Contributions to this plan were discontinued in 2000 for all non-pilot participants and in 2009 for all pilot participants. Expenses for defined contribution retirement plans were as follows (in thousands):

	Years Ended December 31
	2010	2009	2008
Capital accumulation plans	$4,527	$5,299	$6,484
Profit sharing plans	110	547	1,062
Total expense	$4,637	$5,846	$7,546

NOTE K—INCOME TAXES
At December 31, 2010, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $29.2 million, which begin to expire in 2025. The deferred tax asset balance includes $0.8 million net of a $0.4 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. During the second quarter of 2008, ABX recorded a valuation allowance against these state NOLs for potential changes in DHL's network operations. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets.
The significant components of the deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31
	2010	2009
Deferred tax assets:
Net operating loss carryforward and federal credits	$13,482	$31,789
Post-retirement employee benefits	40,454	40,682
Employee benefits other than post-retirement	18,480	22,128
Other	14,231	12,426
Deferred tax assets	86,647	107,025
Deferred tax liabilities:
Accelerated depreciation and impairment charges	(93,999)	(94,382)
Partnership items	(17,552)	(12,274)
Debt reacquisition	—	(16,196)
State taxes	(1,734)	(2,009)
Valuation allowance against deferred tax assets	(229)	(611)
Deferred tax liabilities	(113,514)	(125,472)
Net deferred tax asset (liability)	$(26,867)	$(18,447)
The following summarizes the Company’s income tax provisions (in thousands):

	Years Ended December 31
	2010	2009	2008
Current taxes:
Federal	$1,275	$—	$—
State	1,278	399	371
Deferred taxes:
Federal	20,452	16,624	4,897
State	408	133	961
Total deferred tax expense	20,860	16,757	5,858
Total income tax expense from continuing operations	$23,413	$17,156	$6,229
Income tax expense from discontinued operations	$(40)	$2,986	$3,931
Income tax provison for debt extinguishment	$(14,847)	$23,612	$—

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rate is as follows:

	Years Ended December 31
	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	1.7%	0.8%	1.5%
Tax effect of non-deductible goodwill	—%	—%	45.2%
Tax effect of other non-deductible expenses	0.9%	1.7%	1.4%
Other	(0.6)%	0.3%	(2.1)%
Effective income tax rate	37.0%	37.8%	11.0%
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rate is as follows:

	Years Ended December 31
	2010	2009	2008
Statutory federal tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.3)%	1.2%	1.3%
Tax effect of other non-deductible expenses	—%	(3.8)%	0.2%
Other	—%	—%	(0.1)%
Effective income tax rate	(36.3)%	32.4%	36.4%
The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. During 2010, the statute of limitations expired on the remaining uncertain position items, accordingly, the Company reversed the remaining uncertain positions liability of $2.2 million, reduced tax expense by $0.4 million and restored the deferred tax asset by $1.7 million. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2010, 2009 and 2008. Changes in unrecognized tax benefits are as follows (in thousands):

	2010	2009	2008
As of January 1	$4,287	$5,496	$9,376
Additions for tax positions of prior years	—	—	170
Acquisition of CHI	—	—	(2,756)
Reductions for tax positions of prior years		(1,209)	(1,294)
Expiration of uncertain tax positions	(4,287)
As of December 31	$—	$4,287	$5,496
Prior to 2008, ABX and CHI filed separate consolidated federal tax returns with their respective wholly-owned subsidiaries. ABX’s federal consolidated returns for 2003 through 2007 were examined by the IRS during 2008. No significant changes were issued as a result of the examination. Accordingly, in 2008 the Company reversed $1.3 million of unrecognized tax benefits that were previously recorded. The IRS concluded its examinations of CHI’s federal consolidated returns for 2004 through 2007 during 2009. This examination also resulted in no significant changes. In 2009, the Company reversed another $1.2 million of unrecognized tax benefits recorded related to the CHI acquisition. In 2010, the IRS concluded its examination of the 2008 federal return and issued a "no change" report in early 2011.

The consolidated federal tax returns for the years 2003 through 2007 for ABX and the years 2001 through 2007 for CHI remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. Effective in 2008, the Company began to file federal tax returns under the new common parent of the consolidated group that includes ABX, CHI and all the wholly-owned subsidiaries. All returns related to the new consolidated group remain open to examination with the exception of the recently examined 2008 Federal return. State and local returns filed for 2004 though 2009 are generally also open to examination by their respective jurisdictions.

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
The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps at December 31, 2010 (in thousands):

		December 31
		2010		2009
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
December 31, 2012	3.105%	$68,000	$(2,893)	$76,500	$(2,336)
December 31, 2012	3.105%	40,000	(1,670)	45,000	(1,379)
At December 31, 2010, accumulated other comprehensive loss included unrecognized losses of $2.7 million, net of tax, for derivative instruments. If it becomes probable that a hedged forecasted transaction will not occur near the time originally expected, the related unrecognized loss will be reclassified to earnings.

NOTE M—OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income includes the following transactions for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2010
Actuarial loss for retiree liabilities	$(21,674)	$7,868	$(13,806)
Post-retirement liabilities negative prior service cost	24,648	(8,947)	15,701
Unrealized loss on derivative instruments	(848)	308	(540)
Reclassifications to net income:
Hedging gain realized	(106)	38	(68)
Pension actuarial loss	2,068	(751)	1,317
Post-retirement actuarial loss	321	(116)	205
Post-retirement negative prior service cost	(4,168)	1,514	(2,654)
Other comprehensive income	$241	$(86)	$155
2009
Actuarial gain for retiree liabilities	$112,054	$(40,715)	$71,339
Unrealized gain on derivative instruments	1,742	(632)	1,110
Reclassifications to net income:
Hedging gain realized	(114)	41	(73)
Pension actuarial loss	25,451	(9,238)	16,213
Post-retirement actuarial gain	(2,166)	786	(1,380)
Pension prior service cost	1,983	(720)	1,263
Other comprehensive income	$138,950	$(50,478)	$88,472
2008
Actuarial loss for retiree liabilities	$(108,629)	$39,434	$(69,195)
Unrealized gain on marketable securities	22	(8)	14
Unrealized loss on derivative instruments	(5,457)	1,981	(3,476)
Reclassifications to net income:
Hedging gain realized	(122)	45	(77)
Pension actuarial loss	1,914	(721)	1,193
Post-retirement actuarial loss	4,294	(1,561)	2,733
Pension prior service cost	4,988	(1,871)	3,117
Other comprehensive loss	$(102,990)	$37,299	$(65,691)

NOTE N—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which was approved by the Company's stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on equity or investment capital, depending on the form of award, during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with approximately a six-month vesting period, which will settle when the board member ceases to be a director of the Company. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Years Ended December 31
	2010		2009		2008
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,505,550	$3.07	1,667,100	$4.24	748,700	$7.64
Granted	804,400	4.37	295,200	0.93	1,353,800	2.95
Converted	(425,139)	3.35	(196,774)	6.33	(293,050)	6.03
Expired	(298,911)	3.77	(158,576)	7.10	(62,150)	9.91
Forfeited	(71,600)	3.12	(101,400)	3.41	(80,200)	3.23
Outstanding at end of period	1,514,300	$3.55	1,505,550	$3.07	1,667,100	$4.24
Vested	659,467	$3.33	283,939	$4.18	222,173	$5.62
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $4.00, $0.93 and $2.95 for 2010, 2009 and 2008, respectively, the value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $5.60 and $2.96 for 2010 and 2008, respectively. There were no market condition awards granted in 2009. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2010 and 2008 using daily stock prices and using the following variables:

	2010	2008
Risk-free interest rate	1.74%	1.71%
Volatility	125.3%	41.5%
For the years ended December 31, 2010, 2009 and 2008, the Company recorded expense of $1.7 million, $1.3 million and $2.2 million, respectively, for stock incentive awards. At December 31, 2010, there was $2.3 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 2.0 years. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of December 31, 2010. These awards could result in a maximum number of 1,826,200 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2012.

NOTE O—EARNINGS PER SHARE
The calculation of basic and diluted earnings (loss) per common share follows (in thousands, except per share amounts):

	December 31
	2010	2009	2008
Earnings (loss) from continuing operations	$39,904	$28,202	$(62,848)
Weighted-average shares outstanding for basic earnings per share	62,807	62,674	62,484
Common equivalent shares:
Effect of stock-based compensation awards	1,202	605	—
Weighted-average shares outstanding assuming dilution	64,009	63,279	62,484
Basic earnings (loss) per share from continuing operations	$0.64	$0.45	$(1.01)
Diluted earnings (loss) per share from continuing operations	$0.62	$0.44	$(1.01)
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 564,100 shares, 630,300 shares and 616,800 shares of restricted stock for 2010, 2009 and 2008, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, is immaterial for 2010 and 2009 and 7,529,000 shares for 2008.

NOTE P—SEGMENT INFORMATION
The Company operates in two reportable segments, as described below. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings includes an allocation of interest expense based on aircraft values. The ACMI Services segment consists of the Company's airline operations including the CMI, ACMI and charter service agreements that the Company provides to customers. The Company's other activities, which include contracts with the USPS, the sale of aircraft parts and maintenance services, management services for workers compensation, logistics services and fuel management, do not constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets - All other below. Effective March 31, 2010, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements. Due to the similarities among the Company's airline operations, including the new airline service agreement with DHL, the airline operations have been aggregated into a single reportable segment. The segment information has been updated to retrospectively reflect the aggregation of the formerly reported DHL segment with the ACMI Services segment. The Company's segment information for continuing operations is presented below (in thousands):

	Year Ended December 31
	2010	2009	2008
Total revenues:
CAM	$101,375	$60,685	$47,480
ACMI Services	579,412	768,824	901,547
All other	87,660	64,914	48,707
Eliminate Inter-segment revenues	(101,065)	(70,940)	(56,048)
Total	$667,382	$823,483	$941,686
Customer revenues:
CAM	$43,294	$10,926	$2,729
ACMI Services	578,198	768,225	900,286
All other	45,890	44,332	38,671
Total	$667,382	$823,483	$941,686
Depreciation and amortization expense:
CAM	$40,215	$22,869	$15,687
ACMI Services	47,176	60,047	77,250
All other	203	1,048	815
Total	$87,594	$83,964	$93,752
Segment earnings (loss):
CAM	$41,586	$22,775	$18,102
ACMI Services	20,888	28,392	(69,687)
All other	8,017	3,518	7,070
Net unallocated interest expense	(7,174)	(9,327)	(12,104)
Total from continuing operations	$63,317	$45,358	$(56,619)

	December 31
	2010	2009
Assets:
CAM	$600,245	$351,172
ACMI Services	198,024	482,976
Discontinued operations	5,015	21,587
All other	97,370	147,038
Total	$900,654	$1,002,773
During 2010, the Company had capital expenditures of $37.4 million and $72.4 million for the ACMI Services and CAM segments, respectively. The ACMI Services segment includes an impairment charge of $73.2 million on the goodwill and $18.0 million on its acquired intangibles for ATI and CCIA for 2008. Interest income of $0.3 million, $0.4 million and $2.3 million is included in All other pre-tax earnings for 2010, 2009 and 2008, respectively. Interest expense of $1.9 million for 2010, $5.5 million for 2009 and $7.9 million for 2008 is reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. CAM's interest expense was $9.3 million, $10.3 million and $12.4 million for the years ending December 31, 2010, 2009 and 2008.

Entity-Wide Disclosures
The Company’s international revenues were approximately $234.5 million, $165.4 million and $177.5 million for 2010, 2009 and 2008, respectively, derived primarily from international flights departing from or arriving in foreign countries. All revenues for the DHL CMI agreement are attributed to U.S. operations.

NOTE Q—QUARTERLY RESULTS (Unaudited)
The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Revenues from continuing operations	$160,944	$160,111	$167,726	$178,601
Net earnings from continuing operations	6,750	9,915	11,388	11,851
Net earnings (loss) from discontinued operations	405	(233)	(230)	(12)
Weighted average shares:
Basic	62,792	62,811	62,811	62,814
Diluted	63,605	64,421	64,202	63,809
Earnings per share from continuing operations
Basic	$0.11	$0.16	$0.18	$0.19
Diluted	$0.11	$0.15	$0.18	$0.19
2009
Revenues from continuing operations	$211,776	$186,995	$174,202	$250,510
Net earnings from continuing operations	8,197	6,838	2,855	10,312
Net earnings from discontinued operations	2,900	1,269	882	1,196
Weighted average shares:
Basic	62,638	62,685	62,685	62,686
Diluted	62,800	63,011	63,731	63,573
Earnings per share from continuing operations
Basic	$0.13	$0.11	$0.05	$0.16
Diluted	$0.13	$0.11	$0.05	$0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer, and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2010 that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
Based on management’s assessment of those criteria, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
The Company’s registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. That report follows.
March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 8, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's three principal customers.
DELOITTE & TOUCHE LLP
Dayton, Ohio
March 8, 2011

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is contained in part in the Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.” The information contained therein is incorporated herein by reference.
Executive Officers
The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	56
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

Richard F. Corrado	51	Chief Commercial Officer, Air Transport Services Group, Inc., and President of Cargo Aircraft Management, Inc. since April 2010. President of Airborne Global Solutions, Inc. since July 2010.

Before joining ATSG, Mr. Corrado was President of Transform Consulting Group from July 2006 through March 2010 and Chief Operating Officer of AFMS Logistics Management from February 2008 through March 2010. He was Executive Vice President of Air Services and Business Development for DHL Express from September 2003 through June of 2006; and Senior Vice President of Marketing from August 2000 through August 2003.

Quint O. Turner	48
Chief Financial Officer, Air Transport Services Group, Inc., since February 2008 and Chief Financial Officer, ABX Air, Inc. since December 2004.

Mr. Turner was Vice President of Administration of ABX Air, Inc. from February 2002 to December 2004. Mr. Turner was Corporate Director of Financial Planning and Accounting of ABX Air, Inc. from 1997 to 2002. Prior to 1997, Mr. Turner held positions of Manager of Planning and Director of Financial Planning of ABX Air, Inc. Mr. Turner joined ABX Air, Inc. in 1988.

W. Joseph Payne	47
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

John W. Graber	53
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

James L. Hobson	68	President of Air Transport International, LLC since May 1998. Mr Hobson retired from the U.S. Air Force in August 1997 as a Major General with 32 years service and 6,500 flying hours.
Dennis A. Manibusan	61
President of Capital Cargo International Airlines, Inc., since February 2010.

Before joining CCIA, Mr. Manibusan held the positions Vice President of Maintenance & Engineering at Hawaiian Airlines from October 2008 to November 2009 and Sr. Vice President of Maintenance & Engineering at ABX Air from May 1993 to October 2008. Mr. Manibusan is a Retired Lieutenant Colonel from the U.S. Air Force.

Brady T. Templeton	50
President, Airborne Maintenance & Engineering Services, Inc., since May 2009.

Mr. Templeton served as Vice President, Ground Operations, of ABX Air, Inc. from May 2006 until May 2009. Mr. Templeton held the position of Senior Director, Ground Operations of ABX Air, Inc. from May 2005 until May 2006. Mr. Templeton served as Senior Director, Planning and Technical Services of ABX Air, Inc. from January 2005 to May 2005. Mr. Templeton served as Senior Director, Line Maintenance of ABX Air, Inc. from February 1999 until January 2005. Mr. Templeton joined ABX Air, Inc. in 1992.

The executive officers of the Company are appointed annually at the Board of Directors meeting held in conjunction with the annual meeting of stockholders. There are no family relationships between any directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners,” and the information contained therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is contained in part in the Proxy Statement for the 2011 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence,” and the information contained therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is contained in the Proxy Statement for the 2011 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm,” and the information contained therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements
The following are filed in Part II, item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2010	$1,288,043	$573,858	$771,859	$1,090,042
December 31, 2009	469,112	877,220	58,289	1,288,043
December 31, 2008	363,144	545,894	439,926	469,112
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

10.13	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee. (1)

10.14	Form of change in control agreement with CEO and each of the next four highest paid officers. (4)

10.15	Form of Retention Bonus Agreement with CEO and each of the next four highest paid officers. (4)

10.15a	Form of Amendment to Retention Bonus Agreement. (15)

10.16	Director compensation fee summary. (30)

10.17	Form of Executive Incentive Compensation Plan for CEO and the next four highest paid officers. (9)

10.18	Credit Agreement, dated as of March 31, 2004. (7)

10.19	Amendment No.1-dated June 18, 2004 to the Credit Agreement dated as of March 31, 2004. (8)

10.20	Form of Long-Term Incentive Compensation plan for officers, dated July 12, 2005. (10)

10.21	Amendment to the Hub and Line-Haul Services Agreement, dated August 9, 2005. (11)

10.22	Form of Long-Term Incentive Compensation Plan for directors, dated October 4, 2005. (12)

10.23	Aircraft modification agreement with Israel Aircraft Industries, Ltd. (13)

10.24	Consent to Assignment of ACMI Service Agreement and Hub & Line-Haul Services Agreement. (13)

10.25	Agreement with DHL, dated March 15, 2006. (13)

10.26	Letter from DHL dated July 19, 2006, notifying ABX Air, Inc. of a change to the scope of services under the DHL ACMI agreement. (14)

10.27	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (14)

10.28	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (15)

10.29	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (16)

10.30	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (17)

10.31	Aircraft Loan and Security Agreement and related promissory note, dated July 18, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (18)

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

10.47
Second Amendment to the ACMI Services Agreement by and between DHL Network Operations (USA), Inc. as successor in interest to Airborne (“Groundco”) and ABX Air, Inc. (“Airco”), dated August 15, 2003, as previously amended on April 27, 2004 (“ACMI Agreement”), dated November 8, 2008. (24)

10.48
Third Amendment to the Hub and Line-Haul Services Agreement by and between DHL Express (USA), Inc. as successor in interest to Airborne (“Groundco”) and ABX Air, Inc. (“Airco”), dated August 15, 2003, as previously amended on April 27, 2004 (“ACMI Agreement”) and August 8, 2005 (the “Hub Services Agreement”) dated November 9, 2008. (24)

10.49
Second Amendment, dated January 30, 2009, to Escrow Agreement among Air Transport Services Group, Inc., ABX Air, Inc., each of the significant shareholders listed on the Schedule of Significant Shareholders attached thereto, and Wells Fargo Bank, NA, as escrow agent. (25)

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

10.57
Letter Agreement, dated November 9, 2009, Concerning Base and Incremental Markup for the Third Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (28)

10.58
Letter Agreement, dated November 9, 2009, Concerning Base and Incremental Markup for the Third Quarter of 2009 under the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (28)

10.59
Fourth Amendment, dated November 11, 2009, to the Hub and Line-Haul Services Agreement, by and between DHL Express (USA), Inc., as successor in interest to Airborne, Inc. (“Groundco”) and ABX Air, Inc. (“Airco”), dated August 15, 2003. (28)

10.60
Letter Agreement, dated March 4, 2010, Concerning Base and Incremental Markup for the Fourth Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (31)

10.61	Air Transportation Services Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc, dated March 29, 2010. (32)

10.62
Mutual Termination Agreement and Release, made among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc., and ABX Air, Inc., dated March 29, 2010. (32)

10.63	Second Amendment to Lease Assumption and Option Agreement and Exercise of Lease Option, between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010. (32)

10.64	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (33)

10.65	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (33)

10.66	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (33)

10.67	Aircraft Sale Agreements relating to three used Boeing 767-338ER aircraft between Cargo Aircraft Management, Inc. and Qantas Airways Limited. (34)

10.68	Lease Agreement (Wilmington Airpark) between Clinton County Port Authority and Air Transport Services Group, Inc., dated June 2, 2010. (35)

10.69	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified July 30, 2010. (35)

10.70	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (36)

10.71
Letter Agreement, dated October 15, 2010, between Precision Conversions, LLC and Cargo Aircraft Management, Inc., filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment, and have been filed separately with the SEC.

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

____________________

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

(30)
Incorporated by reference to the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed March 31, 2010 with the Securities and Exchange Commission.

(31)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 31, 2010 with the Securities and Exchange Commission.

(32)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(33)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.

(34)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(35)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2010.

(36)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	President and Chief Executive Officer	March 8, 2011
Joseph C. Hete
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ JAMES H. CAREY	Director and Chairman of the Board	March 8, 2011
James H. Carey

/S/ JAMES E. BUSHMAN	Director	March 8, 2011
James E. Bushman

/S/ JEFFREY A. DOMINICK	Director	March 8, 2011
Jeffrey A. Dominick

/S/ JOHN D. GEARY	Director	March 8, 2011
John D. Geary

/S/ JOSEPH C. HETE	Director, President and Chief Executive Officer	March 8, 2011
Joseph C. Hete

/S/ RANDY D. RADEMACHER	Director	March 8, 2011
Randy D. Rademacher

/S/ J. CHRISTOPHER TEETS	Director	March 8, 2011
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 8, 2011
Jeffrey J. Vorholt

/S/ QUINT O. TURNER	Chief Financial Officer	March 8, 2011
Quint O. Turner