Form 10-Q/A
period 2010-09-30
Air Transport Services Group, Inc.
filed 2011-03-25
CIK 894081

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 3, 2010, Air Transport Services Group, Inc. had outstanding 63,775,766 shares of common stock, par value $.01.

EXPLANATORY NOTE

Air Transport Services Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended September 30, 2010 in response to comments received by the Company from the Securities and Exchange Commission regarding the Company’s request for confidential treatment of certain portions of Exhibit 10.10 filed with the original Form 10-Q. The Company is filing this Amendment for the sole purpose of disclosing a sentence in Exhibit 10.10 to this Amendment that the Company previously redacted from the version of Exhibit 10.10 it filed with the original Form 10-Q pursuant to the Company’s request for confidential treatment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures presented in, or attached as exhibits to, the original Form 10-Q.

Item 6.	Exhibits

The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit

10.1	Air Transportation Services Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc, dated March 29, 2010.(1)

10.2	Mutual Termination Agreement and Release, made among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc., and ABX Air, Inc., dated March 29, 2010. (1)

10.3	Second Amendment to Lease Assumption and Option Agreement and Exercise of Lease Option, between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010. (1)

10.4	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)

10.5	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)

10.6	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)

10.7	Aircraft Sale Agreements relating to three used Boeing 767-338ER aircraft between Cargo Aircraft Management, Inc. and Qantas Airways Limited. (3)

10.8	Lease Agreement (Wilmington Airpark) between Clinton County Port Authority and Air Transport Services Group, Inc., dated June 2, 2010. (4)

10.9	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified July 30, 2010.(4)

10.10	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd., filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2010.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

AIR TRANSPORT SERVICES GROUP, INC.,

a Delaware Corporation

Registrant

/s/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer

Date: March 25, 2011

/s/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer

Date: March 25, 2011

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Air Transportation Services Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc, dated March 29, 2010.(1)

10.2	Mutual Termination Agreement and Release, made among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc., and ABX Air, Inc., dated March 29, 2010. (1)

10.3	Second Amendment to Lease Assumption and Option Agreement and Exercise of Lease Option, between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010. (1)

10.4	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)

10.5	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)

10.6	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (2)

10.7	Aircraft Sale Agreements relating to three used Boeing 767-338ER aircraft between Cargo Aircraft Management, Inc. and Qantas Airways Limited. (3)

10.8	Lease Agreement (Wilmington Airpark) between Clinton County Port Authority and Air Transport Services Group, Inc., dated June 2, 2010. (4)

10.9	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified July 30, 2010.(4)

10.10	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd., filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and

Exchange Commission on June 21, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2010.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2011.