Form 10-Q
period 2011-03-31
Air Transport Services Group, Inc.
filed 2011-05-10
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
 ____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2011
Commission file number 000-50368
________________________________________________________________
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware	26-1631624
(State of Incorporation)	(I.R.S. Employer Identification No.)
145 Hunter Drive
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of May 10, 2011, Air Transport Services Group, Inc. had outstanding 64,158,006 shares of common stock, par value $0.01.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FORWARD LOOKING STATEMENTS
Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2010 Annual Report filed on Form 10-K with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended March 31
	2011	2010
REVENUES	$175,127	$160,944
OPERATING EXPENSES
Salaries, wages and benefits	46,348	47,250
Fuel	39,676	30,606
Depreciation and amortization	22,371	20,800
Maintenance, materials and repairs	21,306	17,769
Landing and ramp	6,405	6,948
Travel	6,310	5,192
Rent	5,640	3,735
Insurance	2,350	2,838
Other operating expenses	9,292	9,906
	159,698	145,044
OTHER INCOME (EXPENSE)
Interest income	66	73
Interest expense	(4,103)	(5,189)
Charges related to termination of credit agreement	(6,802)	—
	(10,839)	(5,116)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,590	10,784
INCOME TAXES	(1,709)	(4,034)
EARNINGS FROM CONTINUING OPERATIONS	2,881	6,750
EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS, NET OF TAX	(117)	405
NET EARNINGS	$2,764	$7,155

BASIC EARNINGS PER SHARE
Continuing operations	$0.04	$0.11
Discontinued operations	—	0.01
TOTAL NET EARNINGS PER SHARE - Basic	$0.04	$0.12

DILUTED EARNINGS PER SHARE
Continuing operations	$0.04	$0.11
Discontinued operations	—	0.01
TOTAL NET EARNINGS PER SHARE - Diluted	$0.04	$0.12

WEIGHTED AVERAGE SHARES
Basic	63,131	62,792
Diluted	63,936	63,605

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,652	$46,543
Accounts receivable, net of allowance of $1,071 in 2011 and $1,090 in 2010	40,248	40,876
Inventory	7,195	7,205
Prepaid supplies and other	11,412	10,132
Deferred income taxes	12,879	12,879
TOTAL CURRENT ASSETS	110,386	117,635
Property and equipment, net	686,017	658,756
Other assets	20,693	25,227
Intangibles	9,054	9,259
Goodwill	89,777	89,777
TOTAL ASSETS	$915,927	$900,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,733	$40,558
Accrued salaries, wages and benefits	22,702	24,145
Accrued expenses	11,715	12,144
Current portion of debt obligations	12,741	36,591
Unearned revenue	10,726	10,794
TOTAL CURRENT LIABILITIES	111,617	124,232
Long-term debt obligations	278,924	265,937
Post-retirement liabilities	115,622	116,614
Other liabilities	60,304	52,048
Deferred income taxes	42,529	39,746
Commitments and contingencies (Note F)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,165,906 and 63,652,228 shares issued and outstanding in 2011 and 2010, respectively	642	637
Additional paid-in capital	518,488	518,925
Accumulated deficit	(168,487)	(171,251)
Accumulated other comprehensive loss	(43,712)	(46,234)
TOTAL STOCKHOLDERS’ EQUITY	306,931	302,077
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$915,927	$900,654

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net earnings from continuing operations	$2,881	$6,750
Net earnings (loss) from discontinued operations	(117)	405
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,371	20,800
Pension and post-retirement	(581)	137
Deferred income taxes	1,348	4,194
Amortization of stock-based compensation	499	83
Amortization of DHL promissory note	(1,550)	—
Write-off of unamortized debt issuance costs	2,870	—
Unrealized loss on derivative instruments	3,932	—
Changes in assets and liabilities:
Accounts receivable	(47)	34,579
Inventory and prepaid supplies	(351)	36
Accounts payable	8,422	(1,380)
Unearned revenue	9,576	10,874
Accrued expenses, salaries, wages, benefits and other liabilities	(2,653)	(22,451)
Pension and post-retirement liabilities	(992)	(1,199)
Other	308	616
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,916	53,444
INVESTING ACTIVITIES:
Capital expenditures	(44,494)	(19,208)
Proceeds from the disposal of property and equipment	—	344
NET CASH USED IN INVESTING ACTIVITIES	(44,494)	(18,864)
FINANCING ACTIVITIES:
Principal payments on long-term obligations	(9,313)	(9,124)
NET CASH USED IN FINANCING ACTIVITIES	(9,313)	(9,124)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,891)	25,456
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,543	83,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,652	$108,685

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$3,242	$3,913
Federal alternative minimum and state income taxes paid	$2,322	$117
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$1,550	$—
Accrued capital expenditures	$6,157	$6,227
See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include an aircraft leasing company and three independently certificated airlines. The three airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”), each have the authority, through their separate U.S. Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees.
Through its airline subsidiaries, the Company provides aircraft, flight crews and airline operations to its customers. Since August of 2003, the Company, through ABX, has had long term contracts with affiliates of DHL Worldwide Express, B.V., which are collectively referred to as “DHL.” DHL, an international, integrated delivery company, is the Company's largest customer. In March 2010, the Company and DHL executed new follow-on agreements, effective March 31, 2010. Under the new agreements, DHL committed to lease 13 Boeing 767 freighter aircraft from CAM and ABX has been contracted to operate those aircraft for DHL under a separate crew, maintenance and insurance agreement (the "CMI agreement"). Prior to the new follow-on agreements, ABX provided aircraft, flight crews and maintenance to DHL under a cost-plus aircraft, crew, maintenance and insurance agreement (“the DHL ACMI agreement”).
CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX/Schenker”), the Company's second largest customer. BAX/Schenker provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. CCIA and ATI each provide ACMI services to DHL. ATI also provides passenger transportation, primarily to the U.S. Military, using its McDonnell Douglas DC-8 "combi" aircraft, which are certified to carry passengers as well as cargo on the main deck.
In addition to its airline operations and aircraft leasing services, the Company sells aircraft parts, provides aircraft and equipment maintenance services, operates mail sorting facilities for the U.S. Postal Service (“USPS”), and provides specialized services for aircraft fuel management.
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
Accounts Receivable and Allowance for Uncollectible Accounts
The Company's accounts receivable is primarily due from its significant customers (see Note B), other airlines, the U.S. Postal Service and freight forwarders. The Company performs a quarterly evaluation of the accounts receivable and the allowance for uncollectible accounts by reviewing specific customers recent payment history, growth prospects, financial condition and other factors that may impact a customer's ability to pay. The Company establishes an allowance for uncollectible accounts for probable losses due to a customer's potential inability or unwillingness to make contractual payments. Account balances are written off against the allowance when the Company ceases collection efforts.
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.4 million and $0.5 million for the three months ended March 31, 2011 and 2010.
Discontinued Operations
A business component whose operations are discontinued is reported as discontinued operations if the cash flows of the component have been eliminated from the ongoing operations of the Company, and the Company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statements of operations. The Company reclassifies amounts presented in prior years that relate to discontinued business components to reflect the activities as discontinued operations.
The Company's results of discontinued operations consists primarily of pension expenses and other benefits for former employees previously associated with the Company's freight sorting and aircraft fueling services provided to DHL. ABX is self insured for medical coverage and workers’ compensation, and may incur expenses and cash outlays in the future related to pension obligations, reserves for medical expenses and wage loss for former employees.
Self-Insurance
The Company is self-insured for workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Other liabilities included $38.3 million and $39.2 million at March 31, 2011 and December 31, 2010, respectively, for self-insurance reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs reserved.
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
Comprehensive Income
Comprehensive income includes net earnings and other comprehensive income or loss. Other comprehensive income or loss results from changes in the Company’s pension liability and gains and losses associated with interest rate hedging instruments.
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

Revenue Recognition
Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through customer agreements, including consumption of aircraft fuel, are generally recognized as the costs are incurred. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Revenues from the sale of aircraft parts are recognized when the parts are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from transporting freight and sorting parcels are recognized upon delivery of shipments and completion of services. Aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements.
Revenues from the former ACMI agreement with DHL were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the ACMI agreement to set mark-ups to specific quarterly amounts for the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specified employee severance, retention and other benefits that DHL reimbursed to ABX for payment to its employees that were affected in conjunction with DHL's U.S. restructuring plan. DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company's revenues for the first quarter of 2010 included reimbursement for expenses incurred under the DHL ACMI agreement, the incremental mark-up revenues set by the DHL ACMI amendments and reimbursement for employee severance, retention and vacation benefits.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company, through ABX, has had contracts with DHL since August of 2003. In March 2010, the Company and DHL terminated the former DHL ACMI agreement and executed new follow-on agreements, effective March 31, 2010. Under the new agreements, DHL will lease 13 Boeing 767 freighter aircraft from CAM while ABX operates those aircraft for DHL under a separate CMI agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on a pre-defined fee, scaled for the number of aircraft operated and the number of crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years, while the term of the aircraft leases are seven years. Under the CMI agreement, ABX contracted with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement.
As of March 31, 2011, CAM had leased 11 of the 13 Boeing 767-200 freighter aircraft to DHL. Until CAM completes the aircraft modification process for the remaining two aircraft committed to DHL, ABX will provide bridging aircraft to DHL under short term, month-to-month arrangements with economic terms similar to the leases for the 13 aircraft. CAM is projected to provide the twelfth and thirteenth Boeing 767-200 aircraft to DHL in the second quarter of 2011.
Continuing revenues from leases and contracted services for DHL were approximately 36% and 41% of the Company's consolidated revenues from continuing operations for the quarters ended March 31, 2011 and 2010, respectively. The Company’s balance sheets include accounts receivable and other long-term receivables with DHL of $14.2 million and $19.0 million as of March 31, 2011 and December 31, 2010, respectively.
BAX/Schenker
A substantial portion of the Company’s revenues, cash flows and liquidity are also dependent on BAX/Schenker. Revenues from the services performed for BAX/Schenker were approximately 32% and 27% of the Company’s total revenues from continuing operations for the quarters ended March 31, 2011 and 2010, respectively. Under their agreements with BAX/Schenker, ATI and CCIA have the right to be the exclusive providers of main deck freighter lift in the BAX/Schenker U.S. network through December 31, 2011. The Company’s balance sheets include accounts receivable with BAX/Schenker of $4.1 million and $5.5 million as of March 31, 2011 and December 31, 2010, respectively.
 U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 11% and 14% of the Company's total revenues from continuing operations for the quarters ended March 31, 2011 and 2010, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $13.6 million and $8.4 million as of March 31, 2011 and December 31, 2010, respectively.

NOTE C—FAIR VALUE MEASUREMENTS
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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2011	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$23,264	$—	$23,264
Total Assets	$—	$23,264	$—	$23,264
Liabilities
Interest rate swap	$—	$(3,932)	$—	$(3,932)
Total Liabilities	$—	$(3,932)	$—	$(3,932)

As of December 31, 2010	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,411	$—	$20,411
Total Assets	$—	$20,411	$—	$20,411
Liabilities
Interest rate swap	$—	$(4,563)	$—	$(4,563)
Total Liabilities	$—	$(4,563)	$—	$(4,563)

As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $7.6 million more than the carrying value, which was $291.7 million at March 31, 2011. The non-financial assets, including goodwill and intangible assets, are measured at fair value on a non-recurring basis.

NOTE D—PROPERTY AND EQUIPMENT
At March 31, 2011, the Company’s subsidiaries owned or leased under capital leases 59 aircraft in serviceable condition, consisting of 17 Boeing 767-200 aircraft leased to external customers, two Boeing 757, 12 Boeing 727, 14 McDonnell Douglas DC-8 and 14 Boeing 767-200 aircraft operated by the Company's airlines. As of March 31, 2011, the Company had four Boeing 767-200 aircraft and two Boeing 767-300 aircraft undergoing modification to standard freighter configuration. Additionally, at March 31, 2011, the Company had two other Boeing 767-200 and one Boeing 767-300 aircraft which were scheduled to enter into the freighter modification process in 2011. The combined carrying value of aircraft in modification or scheduled to undergo modification was $93.3 million at March 31, 2011. Property and equipment, to be held and used, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Aircraft and flight equipment	$971,611	$928,784
Support equipment	50,736	50,424
Vehicles and other equipment	1,595	1,604
Leasehold improvements	714	714
	1,024,656	981,526
Accumulated depreciation	(338,639)	(322,770)
Property and equipment, net	$686,017	$658,756
Aircraft and flight equipment includes $17.8 million of property held under capital leases as of March 31, 2011 and $22.2 million as of December 31, 2010. Accumulated depreciation and amortization includes $8.0 million as of March 31, 2011 and $10.8 million as of December 31, 2010 for property held under capital leases. CAM owned aircraft with a carrying value of $269.2 million and $263.2 million that were under leases to external customers as of March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011, ACMI Services had four DC-8 airframes whose engines and rotables were being used for other aircraft in the Company's fleets. The spare airframes can be reactivated as needed. The combined carrying value of the idle DC-8 aircraft was $0.7 million at March 31, 2011.

NOTE E—DEBT OBLIGATIONS
Long-term obligations consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Unsubordinated term loan	$172,437	$178,000
Revolving credit facility	—	—
Aircraft loans	90,070	92,075
Capital lease obligations-Boeing 727	4,230	5,910
Promissory note due to DHL, unsecured	24,800	26,350
Other capital leases	128	193
Total long-term obligations	291,665	302,528
Less: current portion	(12,741)	(36,591)
Total long-term obligations, net	$278,924	$265,937
In 2011, the Company began to solicit lender interest for refinancing its debt obligations with extended repayment terms beyond December 2012. By March 31, 2011, certain banks had committed to provide the Company enough funds to refinance its unsubordinated term loan. On May 9, 2011, the Company executed a new, syndicated credit facility with a larger borrowing capacity through April 2016 ("Credit Facility"). The new Credit Facility, with a consortium of banks, includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $65 million. The former term loan, having a balance of $172.4 million was completely paid-off on May 6, 2011, using the proceeds of the new term loan and revolving loan. Under the terms of the Credit Facility, interest rates will be adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit loan bear a variable interest rate of 2.27%. During the next twelve months, the Company expects to make further draws on the revolving credit loan to fund its fleet expansion plans. The new Credit Facility also has an accordion feature of $50 million which the Company may draw subject to the lenders' consent. Repayments of the term loan are scheduled to begin in June 2012.
In conjunction with the execution of the new Credit Facility, the Company terminated its previous credit agreement, which resulted in the write-off of unamortized debt issuance costs associated with that credit agreement and losses for certain interest rate swaps which had previously been designated as cash flow hedges of interest payments required by the former debt. These charges, which totaled $6.8 million before income taxes, were recorded in March 2011.
Through May 9, 2011, the Company had a credit agreement with its previous lenders to provide a revolving credit facility and an unsubordinated term loan through December 2012 (“Credit Agreement”). This unsubordinated term loan and the revolving credit facility were collateralized by substantially all the aircraft, property and equipment owned by the Company that are not collateralized under aircraft loans or capital leases. Under the former Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses, outstanding debt level and prevailing LIBOR or prime rates. At March 31, 2011, the unsubordinated term loan bore a variable interest rate of LIBOR (90-day) plus 2.25% (2.56% at March 31, 2011). The former Credit Agreement provided for a $75 million revolving credit facility and the issuance of letters of credit on the Company’s behalf. As of March 31, 2011, letters of credit totaling of $16.7 million were outstanding under the former revolving credit facility.

The aircraft loans are collateralized by seven aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. Interest rates range from 6.74% to 7.36% per annum payable monthly. Capital lease obligations for five Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire in 2011.
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
The new Credit Facility is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Credit Facility, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and revolving credit loan. The Credit Facility contains covenants including, among other requirements, limitations on certain additional indebtedness and guarantees of indebtedness. The Credit Facility stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Facility. The Company is currently in compliance with the financial covenants specified in the Credit Facility. The Company is restricted from paying dividends on its common stock in excess of $50.0 million during any calendar year under the provisions of the Credit Facility. Under the provisions of its promissory note due to DHL, the Company is required to prepay the DHL note $0.20 for each dollar of dividend distributed to its stockholders. The same prepayment stipulation applies to stock repurchases.

NOTE F—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases airport facilities and certain operating equipment under operating lease agreements. ABX leases portions of the air park in Wilmington, Ohio under a lease agreement with a regional port authority, the term of which expires in May of 2019.
Commitments
In September 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. Through March 31, 2011, eight such aircraft have completed the modification process. As of March 31, 2011, four additional Boeing 767-200 aircraft were undergoing modification to standard freighter configuration. If CAM were to cancel the conversion program as of March 31, 2011, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $4.0 million associated with additional conversion part kits which have been ordered.
In the third quarter of 2010, CAM purchased three passenger-configured Boeing 767-300 ER aircraft, each equipped with General Electric CF6-80C2-B6 engines. In August 2010, CAM entered into an agreement with M&B Conversions Limited and IAI for the conversion by IAI of the three Boeing 767-300 series passenger aircraft to a standard freighter configuration. The agreement includes an option to convert up to seven additional Boeing 767-300 series passenger aircraft during the 10-year term of the agreement. As of March 31, 2011, two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration. If CAM were to cancel the conversion program as of March 31, 2011, it would owe IAI approximately $2.0 million associated with additional conversion part kits which have been ordered.
In October 2010, CAM entered an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 "combi" variant to be developed by Precision will incorporate 10 full cargo pallet positions along with passenger seating for up to 58 occupants. In conjunction with the agreement, CAM made a deposit of $1.3 million toward the project. CAM is committed to convert at a minimum two Boeing 757 aircraft with Precision. In April 2011, CAM purchased a Boeing 757 passenger aircraft with the intent of modifying the aircraft for combi service.

Guarantees and Indemnifications
Certain operating leases and agreements of the Company contain indemnification obligations to the lessor, or one or more other parties that are considered reasonable and customary (e.g. use, tax and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease or agreement.

Civil Action Alleging Violations of Immigration Laws
On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which was later amended to include a second former employee plaintiff, seeks damages in an unspecified amount and alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On March 18, 2010, the Court issued a decision in response to a motion filed by ABX and the other ABX defendants, dismissing three of the five claims constituting the basis of Plaintiffs' complaint. Most recently, the Court issued a decision on October 7, 2010, permitting the plaintiffs to amend their complaint for the purpose of reinstating one of their dismissed claims. On October 26, 2010, ABX and the other ABX defendants filed an answer denying the allegations contained in plaintiffs’ second amended complaint.
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

Employees Under Collective Bargaining Agreements
As of March 31, 2011, the flight crewmember employees of ABX, ATI and CCIA were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12.0%
ATI	Airline Pilots Association	10.8%
CCIA	Airline Pilots Association	5.9%

NOTE G—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
ABX sponsors a qualified defined benefit pension plan for its flight crewmembers and a qualified defined benefit pension plan for a major portion of its other ABX employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. ABX also sponsors a post-retirement healthcare plan for its ABX employees, which is unfunded. During 2009, the Company amended each of the defined befit pension plans to freeze the accrual of additional benefits. During 2010, the Company modified the post-retirement health plans for ABX employees to terminate benefits when a covered individual reaches age 65.
The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long-term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement costs. The Company's net periodic benefit costs for its qualified defined benefit pension and post retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2011	2010	2011	2010
Service cost	$—	$2,286	$62	$162
Interest cost	9,291	9,169	97	362
Expected return on plan assets	(9,757)	(8,900)	—	—
Amortization of prior service cost	—	—	(1,388)	(417)
Amortization of net loss	675	517	132	51
Net periodic benefit cost	$209	$3,072	$(1,097)	$158
During the quarter ended March 31, 2011, the Company contributed $0.1 million to the pension plans. The Company estimates that its minimum pension contributions will be $2.4 million more throughout the remainder of the 2011 year. The Company is considering additional contributions of $15 million to $17 million in 2011.

NOTE H—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2011 have been estimated utilizing a 37.3% rate based on year-to-date income and projected results for the full year, excluding discrete items. The final effective tax rate to be applied to 2011 will depend on the actual amount of pre-tax book income generated by the Company for the full year.

NOTE I—DERIVATIVE INSTRUMENTS
In conjunction with the unsubordinated term loan under the former credit agreement, the Company entered into interest rate swaps in January 2008 to reduce the effects of fluctuating LIBOR-based interest rates on forecasted interest payments stemming from scheduled repayment of the debt. Under the interest rate swap agreements, the Company pays a fixed rate of 3.105% and receives a floating rate that resets quarterly based on LIBOR. The notional value of the interest rate swaps step downward through December 31, 2012. In accordance with FASB ASC Topic 815-30 Derivatives and Hedging, the Company accounted for the interest rate swaps as hedges of the forecasted cash flows. Accordingly, losses caused by lower floating interest rates had been recorded to accumulated other comprehensive income. Effective March 31, 2011, in conjunction with its decision to refinance the unsubordinated term loan, the Company ceased hedge accounting after determining that the forecasted interest payments will not occur near the time originally expected. As a result, the Company recorded a pre-tax charge of $3.9 million in the first quarter of 2011 based the fair market value of the derivatives on March 31, 2011 to recognize the losses previously recorded in accumulated other comprehensive income.
The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		March 31, 2011		December 31, 2010
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
December 31, 2012	3.105%	$65,875	$(2,476)	$68,000	$(2,893)
December 31, 2012	3.105%	38,750	(1,456)	40,000	(1,670)
In addition to the interest rate swaps above, the Company's new Credit Facility requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the new subordinated term loan. As a result, the Company expects to enter into new derivative instruments in the second quarter of 2011. At this time, the Company does not expect to designate the derivative instruments as hedges. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company.

NOTE J—COMPREHENSIVE INCOME
Comprehensive income includes the following transactions for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2011
Net Income			$2,764
Other comprehensive income:
Unrealized gain on derivative instruments	$631	$(229)	402
Reclassifications to net income:
Hedging gain realized	(25)	9	(16)
Unrealized loss on derivative instruments	3,932	(1,427)	2,505
Pension actuarial loss	675	(246)	429
Post-retirement actuarial loss	132	(48)	84
Post-retirement negative prior service cost	(1,388)	506	(882)
Total other comprehensive income	$3,957	$(1,435)	2,522
Comprehensive income			$5,286
2010
Net Income			$7,155
Other comprehensive income:
Post-retirement liabilities negative prior service cost	$22,014	$(7,991)	14,023
Unrealized loss on derivative instruments	(748)	272	(476)
Reclassifications to net income:
Hedging gain realized	(27)	10	(17)
Pension actuarial loss	517	(188)	329
Post-retirement actuarial loss	37	(14)	23
Post-retirement negative prior service cost	(417)	151	(266)
Other comprehensive income	$21,376	$(7,760)	13,616
			$20,771

NOTE K—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which was approved by the Company's stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on equity or investment capital, depending on the form of award, during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with approximately a six-month vesting period, which will settle when the board member ceases to be a director of the Company. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,514,300	$3.55	1,505,550	$3.07
Granted	555,237	8.72	—	—
Converted	(291,500)	3.14	(27,539)	9.20
Expired	—	—	(39,211)	9.20
Forfeited	(41,600)	4.97	(65,400)	3.00
Outstanding at end of period	1,736,437	$5.22	1,373,400	$2.78
Vested	326,400	$3.71	256,400	$3.64
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2011 was $8.25, the value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2011 was $11.17. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.27%, a term of 36 months, and a volatility of 125.0% based on historical volatility over three years using daily stock prices.
For the three month periods ended March 31, 2011 and 2010, the Company recorded expense of $0.5 million and $0.1 million, respectively, for stock incentive awards. At March 31, 2011, there was $5.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.7 years. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of March 31, 2011. These awards could result in a maximum number of 1,997,237 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2013.

NOTE L—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Earnings from continuing operations	$2,881	$6,750
Weighted-average shares outstanding for basic earnings per share	63,131	62,792
Common equivalent shares:
Effect of stock-based compensation awards	805	813
Weighted-average shares outstanding assuming dilution	63,936	63,605
Basic earnings per share from continuing operations	$0.04	$0.11
Diluted earnings per share from continuing operations	$0.04	$0.11
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was immaterial at March 31, 2011 and 2010.

NOTE M—SEGMENT INFORMATION
The Company operates in two reportable segments, as described below. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings includes an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations including the CMI with DHL, ACMI and charter service agreements that the Company provides to customers. The Company's other activities, which include contracts with the USPS, the sale of aircraft parts and maintenance services, management services for workers compensation, logistics services and fuel management, do not constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets - All other below. The Company's segment information for continuing operations is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Total revenues:
CAM	$32,128	$17,802
ACMI Services	146,705	146,713
All other	25,438	17,453
Eliminate inter-segment revenues	(29,144)	(21,024)
Total	$175,127	$160,944
Customer revenues:
CAM	$14,071	$3,766
ACMI Services	146,435	146,713
All other	14,621	10,465
Total	$175,127	$160,944
Depreciation and amortization expense:
CAM	$12,263	$6,740
ACMI Services	10,148	13,895
All other	(40)	165
Total	$22,371	$20,800
Segment earnings (loss):
CAM	$13,466	$6,539
ACMI Services	(2,510)	7,383
All other	1,654	(1,336)
Net unallocated interest expense	(1,218)	(1,802)
Charges related to termination of credit facility	$(6,802)	—
Total from continuing operations	$4,590	$10,784

The Company's assets are presented below by segment:

	March 31,	December 31,
	2011	2010
Assets:
CAM	$628,055	$600,245
ACMI Services	195,365	198,024
Discontinued operations	4,560	5,015
All other	87,947	97,370
Total	$915,927	$900,654
Interest expense of $0.3 million and $0.8 million for the three month periods ending March 31, 2011 and 2010, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $2.5 million for the three month periods ending March 31, 2011 and 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company," "we," "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2010.

INTRODUCTION
Air Transport Services Group, Inc. (the “Company”) is a holding company whose principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”). At March 31, 2011 the Company's in-service aircraft fleet consisted of the following cargo aircraft: 30 Company-owned Boeing 767-200 aircraft, four leased Boeing 767-200 aircraft, one leased Boeing 767-300 aircraft, two Company-owned Boeing 757 aircraft, 13 Boeing 727 aircraft, 14 Company-owned DC-8 aircraft, and one Company-owned Boeing 767-200 passenger aircraft. Additionally, the Company is in the process of adding more cargo aircraft to its fleet. The Company has two reportable segments: ACMI Services, which primarily includes the cargo transportation operations of its three airlines and CAM which includes the Company's aircraft leasing business. The Company's other business operations, including aircraft maintenance services, aircraft part sales, ground equipment leasing and maintenance, mail handling and fuel management, do not constitute reportable segments due to their size.
The Company has a concentrated base of leading customers which service international cargo traffic. The Company's three largest customers, which include affiliates of DHL Worldwide Express, B.V. ("DHL"), BAX Global, Inc. ("BAX Schenker") and the U.S. Military totaled 78% of the Company's consolidated revenue during the first quarter 2011.
The Company, through ABX, has had long-term contracts with DHL since August of 2003. Commencing March 31, 2010, the Company and DHL executed new follow-on agreements under which DHL committed to lease 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the term of the aircraft leases is seven years, with early termination provisions. Through March 31, 2011, CAM leased 11 Boeing 767 -200 aircraft to DHL. Until CAM completes the aircraft modification process for the two remaining aircraft committed to DHL, ABX is operating its own Boeing 767 aircraft as bridging aircraft for DHL under short term, month-to-month arrangements under economic terms similar to those under the lease agreements for the 13 aircraft.
Prior to the follow-on agreements, ABX provided flight crews, maintenance and aircraft to DHL under an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) which compensated ABX on a cost-plus mark-up basis. The follow-on agreements separate CAM's lease of freighter aircraft to DHL from the maintenance and operation of those aircraft by ABX on behalf of DHL.

RESULTS OF OPERATIONS
Summary
During 2011, the Company began to solicit lender interest for refinancing its debt obligations with extended repayment terms beyond December 2012. By March 31, 2011, significant lender commitments had been provided to allow the Company to refinance the Company's $172.4 million unsubordinated term loan. On May 9, 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility"). The new Credit Facility refinances the Company's previous term loan and provides liquidity to expand the Company's aircraft fleet through April 2016. The new Credit Facility includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $65 million. In conjunction with the execution of a new Credit Facility, the Company terminated its previous credit agreement, which resulted in the write-off of unamortized debt issuance costs associated with that credit agreement and the recognition of losses for certain interest rate swaps which had previously been designated as cash flow hedges of interest payments stemming from the former term loan. These charges, which totaled $6.8 million before income tax effects, were recorded in March 2011.
Customer revenues from continuing operations increased by $14.2 million for the first quarter of 2011 compared to the corresponding quarter of 2010. This increase was driven by CAM, whose revenues with external customers increased by $10.3 million primarily due to aircraft leases to DHL which began on or after April 1, 2010. Additionally, revenues from aircraft maintenance services increased by $4.9 million for the first quarter of 2011, compared to the first quarter of 2010, as a result of completing additional maintenance projects during the 2011 quarter. Total revenues from ACMI Services were unchanged, totaling $146.7 million during the first quarters of 2011 and 2010. Revenue growth in 2011 was partially offset by the completion of the severance and retention agreement ("S&R agreement") with DHL in March 2010. Under the S&R agreement, DHL compensated and reimbursed ABX for its management and costs associated with DHL's network restructuring starting in May 2008 and continuing through March 2010. Revenues from the S&R agreement were $4.0 million in the first quarter of 2010.
Consolidated net earnings from continuing operations for the quarter ended March 31, 2011 were $2.9 million, decreasing $3.9 million compared to the first quarter of 2010, while pre-tax earnings from continuing operations were $4.6 million for the first quarter of 2011, decreasing $6.2 million compared to the corresponding quarter of 2010. The decline in net earnings and pre-tax earnings from continuing operations as compared to the first quarter of 2010 primarily resulted from the recognition of $6.8 million of expenses related to the refinancing of the Company debt in 2011. Pre-tax earnings from continuing operations, adjusted to remove the charges related to the termination of the former credit agreement and the earnings from the S&R agreement, were $11.4 million and $7.2 million for the first quarters of 2011 and 2010, respectively. The $4.2 million increase in adjusted pre-tax earnings from continuing operations for the first quarter of 2011 compared to the first quarter of 2010, included improved CAM results of $6.9 million, increased earnings from the Company's maintenance and other activities of $3.0 million and lower interest expense, offset by losses from airline services. Pre-tax earnings from the airline services declined by $6.3 million in the first quarter of 2011 compared to the corresponding quarter of 2010 due primarily to unscheduled downtime within the ACMI Services' fleet.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues from Continuing Operations:
CAM	$32,128	$17,802
ACMI Services
Airline services	102,450	117,389
Other Reimbursable	44,255	25,324
S&R activities	—	4,000
Total ACMI Services	146,705	146,713
Other Activities	25,438	17,453
Total Revenues	204,271	181,968
Eliminate internal revenues	(29,144)	(21,024)
Customer Revenues	$175,127	$160,944

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$13,466	$6,539
ACMI Services
Airline services	(2,510)	3,834
S&R activities	—	3,549
Total ACMI Services	(2,510)	7,383
Other Activities	1,654	(1,336)
Net unallocated interest expense	(1,218)	(1,802)
Charges from the termination of credit agreement	(6,802)	—
Pre-Tax Earnings from Continuing Operations	4,590	10,784

Pre-Tax earnings, adjusted for significant infrequent transactions:

Add charges for termination of credit agreement	6,802	—
Less S&R activities	—	(3,549)
Adjusted Pre-tax Earnings from Continuing Operations	$11,392	$7,235

Other Reimbursable revenues include certain operating costs that are reimbursed to the airlines by their customers. Such costs include fuel used, landing fees and certain aircraft maintenance expenses. The type of costs that are reimbursed varies by customer operating agreement. Management uses Adjusted Pre-tax Earnings from Continuing Operations, a non GAAP measure, to assess the performance of its core operating results among periods. Adjusted Pre-tax Earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
CAM
As of March 31, 2011, CAM had 61 aircraft that were under lease, 44 of them to ABX, ATI and CCIA. CAM's pre-tax earnings, inclusive of an allocation of interest expense, increased by $6.9 million during the first quarter of 2011 compared to the corresponding quarter in 2010, reflecting the 16 more aircraft under lease since March 31, 2010. During the first quarter of 2011, CAM placed a Boeing 767-200 freighter aircraft under lease to a Florida based operator, bringing the total number of aircraft leased to external customers to 17 aircraft.
CAM's revenues for the first quarter of 2011 grew by $14.3 million to $32.1 million compared to $17.8 million during the first quarter of 2010. Revenues from external customers, particularly DHL, accounted for $10.3 million of the increase. Since March 31, 2010, CAM has leased 11 Boeing 767-200 aircraft to DHL. CAM's revenues from the

Company's airlines totaled $18.0 million and $14.0 million during the first quarter of 2011 and 2010, respectively.
In April 2011, CAM leased its twelfth Boeing 767-200 aircraft to DHL and expects to lease the thirteenth Boeing 767 freighter aircraft to DHL during the second quarter of 2011. ABX is operating an aircraft for DHL under short term, month-to-month bridging arrangements with economic terms similar to the leases for the 13 aircraft until CAM completes the aircraft modification process for the remaining Boeing 767-200 aircraft committed to DHL.
ACMI Services Segment
At March 31, 2011, ACMI Services included 48 in-service aircraft which the Company's airlines owned or leased and eleven CAM-owned freighter aircraft which were under lease to DHL and operated by ABX under the CMI agreement. During the first quarter of 2011, ABX began to lease and operate two DHL-owned aircraft, bringing to four the number of DHL-owned aircraft that ABX leases from DHL and operates under the CMI agreement. During the first quarter of 2011, ABX returned one of its leased Boeing 767-200 aircraft to CAM, which then leased the aircraft to an external customer under a seven year agreement. Also during the first quarter of 2011, ATI leased a Boeing 767-200 passenger aircraft from CAM and began to fly the aircraft for a tourist operator beginning in April 2011.
ACMI Services revenues were $146.7 million during the first quarters of 2011 and 2010. Revenues from airline services decreased $14.9 million in the first quarter of 2011 compared to the first quarter of 2010 while reimbursable revenues increased $18.9 million in the first quarter of 2011 compared to the first quarter of 2010. The decrease in airline service revenues compared to the first quarter of 2010 reflects the contractual changes of the DHL follow-on agreements which became effective in April 2010. Airline services revenues for the first quarter of 2010 include compensation based on aircraft depreciation and certain maintenance expense under the former cost-plus ACMI agreement with DHL. Since April 2011, revenues for the DHL network aircraft have been reflected in CAM's lease revenues, while compensation for certain aircraft related maintenance costs have been reflected as reimbursable revenues. Revenues from S&R activities declined by $4.0 million during the first quarter of 2011 compared to the first quarter of 2010 due to the completion of the S&R agreement in March 2010.
ACMI Services had a pre-tax loss of $2.5 million from airline services for the first quarter of 2011, compared to pre-tax earnings of $3.8 million from airline services during first quarter of 2010. During the first quarter of 2011, ACMI Services experienced significant unscheduled aircraft maintenance related downtime. As a result, revenue flights were missed and higher operating expenses were incurred during the aircraft downtime. Some of the downtime affected DC-8 combi aircraft and a Boeing 767 freighter operating in remote regions that were difficult to service. The Company has developed contingency plans for quicker response times into these regions in the event that similar downtime events occur in the future. Revenues from the U.S. Military declined $3.6 million during the first quarter of 2011 due to maintenance related cancellations and contractual rate reductions. Additionally, the pre-tax loss in 2011 included approximately $0.8 million of expenses incurred by ATI for FAA proving runs and other start-up costs for a passenger authority. ATI began to fly under an ACMI agreement for a tourist operator on April 1, 2011. This agreement allows ATI to build passenger operating experience which is necessary for 12 months prior to flying passengers of the U. S. Military on the Boeing 767 aircraft.
DHL, BAX/Schenker and the U.S. Military accounted for 36%, 38% and 13% of ACMI services revenues for the quarter ended March 31, 2011, respectively. CCIA and ATI have the exclusive right to supply all main deck freighter airlift in BAX/Schenker's U.S. domestic network through December 31, 2011. In conjunction with the discussions regarding contract renewals, the Company is assisting BAX/Schenker as it develops a long-term fleet plan for its U.S domestic network.
Other Activities
The Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates three U.S. Postal Service (“USPS”) sorting facilities. The Company provides ground equipment leasing and facility maintenance, as well as specialized services for aircraft fuel management. Other activities also include the management of workers' compensation claims under an agreement with DHL and gains from the reduction in employee post-retirement obligations. Prior to April 1, 2010, other activities included an allocation of ABX's overhead expenses that could not be charged to DHL under the former cost-plus agreements.
External customer revenues from all other activities increased by $4.2 million, to $14.6 million during the first quarter of 2011 compared the corresponding quarter of 2010. The pre-tax earnings from all other activities were $1.7 million for the first quarter of 2011 compared to a pre-tax loss of $1.3 million for the first quarter of 2010. The increase in pre-tax earnings of $3.0 million for 2011 reflects $1.4 million for the reduction in employee post-retirement obligations resulting from benefit plan changes, services fees for managing workers compensation claims for DHL, and increased revenues from aircraft maintenance services in 2011. Additionally, other activities included an unallocated overhead charge of $1.0 million during the first quarter of 2010 that ABX could not charge to DHL under the former DHL ACMI agreement.

Fleet Summary
The Company’s aircraft fleet is summarized below as of March 31, 2011 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767-200	14	17	31
Boeing 757	2	—	2
Boeing 727	12	—	12
DC-8	14	—	14
Total	42	17	59
Carrying value			$539,801
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	1	—	1
Boeing 727	1	—	1
Total	6	—	6
Carrying value			$1,671
Aircraft in freighter modification or awaiting modification
Boeing 767-200	—	6	6
Boeing 767-300	—	3	3
Total	—	9	9
Carrying value			$93,344
Idle aircraft (not scheduled for revenue)
Aircraft owned or under capital lease
DC-8	4	—	4
Carrying value			$678

As of March 31, 2011, ACMI Services was leasing 40 of its 48 in-service aircraft internally from CAM. ACMI Services operated 11 of the 17 aircraft that CAM leases to external customers. ACMI Services had idle airframes with a carrying value of $0.7 million for which the engines and rotables were being used to support other aircraft in the Company’s fleets. Aircraft fleet changes during the first quarter of 2011 were as follows:
- ABX began to lease two additional Boeing 767-200 aircraft from DHL for service under the CMI agreement.
- ABX returned a Boeing 767-200 aircraft to CAM which in turn leased the aircraft to an external customer under a seven year lease.
- ATI leased a Boeing 767 passenger aircraft from CAM for an ACMI service that began in April 2011.
- ATI retired a DC-8 freighter aircraft from service when its airframe maintenance cycle ended.

As of March 31, 2011, we expect to complete the modification of six Boeing 767-200 aircraft and three Boeing 767-300 aircraft into standard cargo freighters by the end of 2011. The customer demand and interest remains high for placing the Boeing 767 aircraft into service as their modification is completed. In February 2011, CAM executed a long term lease agreement with a Brazilian airline for a Boeing 767-200 aircraft to begin in the second quarter of 2011, and recently agreed to terms for a second 767-200 aircraft lease to begin in the third quarter of 2011 with the same airline. In April 2011, CAM leased its twelfth Boeing 767-200 aircraft to DHL and is scheduled to lease the thirteenth Boeing 767 freighter aircraft to DHL during the second quarter of 2011. Recently, ATI began to operate a Boeing 767-200 aircraft for a European airline under an ACMI arrangement. During the second quarter of 2011, we expect to complete the freighter modification of a 767-300 aircraft and begin an ACMI agreement with a customer serving markets between North and South America. In May 2011, ATI executed a three year ACMI agreement to operate two 767-300 freighters for a different customer serving markets in the Americas and Europe, with one aircraft to begin service during each of the last two quarters of 2011.
Expenses from Continuing Operations
Salaries, wages and benefits expense decreased by $0.9 million, or 2% during the quarter ended March 31, 2011, compared to the corresponding period of 2010. The decrease is due primarily to lower pension and retiree benefit expenses in conjunction with changes to those benefits plans in 2010.
Fuel expense increased by $9.1 million during the quarter ended March 31, 2011, compared to the corresponding quarter of 2010. The increase reflects the higher cost of aviation fuel which increased compared to 2010. The average price of a gallon of aviation fuel increased 27% during the three months ended March 31, 2011 compared to 2010. The cost of fuel is generally reimbursed to our airlines under our operating agreements and reflected as revenues.
Depreciation and amortization expense increased by $1.6 million during the quarter ended March 31, 2011, compared to the corresponding period of 2010. Depreciation expense increased due to the deployment of four modified aircraft since March 2010.
Maintenance, materials and repairs increased by $3.5 million during the quarter ended March 31, 2011 compared to the corresponding quarter of 2010. The increase in maintenance expense was primarily a result of increased flight hours on the Company's Boeing 767-200 aircraft engines. The Company maintains the General Electric CF6 engines that power its Boeing 767-200 aircraft through a "power by the hour" agreement ("PBH agreement") with a major service provider. The Company incurs a fee under the PBH agreement for each flight hour operated. The Company also has arranged for CAM's external leasing customers to participate under its PBH agreement. Engine maintenance expense increased due to the increase in hours flown by aircraft operated by the Company and an increase in hours by CAM's externally leased aircraft.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $0.5 million in the quarter ended March 31, 2011 compared to the corresponding period of 2010, due to fewer weather events in 2011 requiring deicing services.
Travel expenses increased by $1.1 million during the quarter ended March 31, 2011 compared to the corresponding period of 2010. The increase is a result of additional flying, particularly in the Europe and Asia-Pacific regions.
Rent expenses increased by $1.9 million during the quarter ended March 31, 2011 compared to the corresponding period of 2010. The increase reflects five additional Boeing 767 freighter aircraft the Company is leasing since March 2010 and an increase in the rental rates for the Company's facilities in Wilmington, Ohio in conjunction with a new lease agreement executed with a regional port authority in May 2010. Four of the five aircraft leased by the Company are owned by DHL and operated by ABX under the CMI agreement.
Insurance expenses decreased by $0.5 million during the quarter ended March 31, 2011 compared to the corresponding period of 2010 due to reductions in certain employee insurance costs.
Other operating expenses include professional fees, navigational services, employee training, utilities, the cost of parts sold to customers and gains and losses from the disposition of aircraft. Other operating expenses decreased by $0.6 million during the quarter ended March 31, 2011 compared to the corresponding quarter of 2010 when the Company was incurring professional and legal expenses associated with the follow-on and settlement agreements with DHL.
Interest expense decreased by $1.1 million during the quarter ended March 31, 2011 compared to the corresponding period of 2010. The decline in interest expense reflects the reduction in the Company’s debt since March 2010 and lower interest rates. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from 2.9% in the first quarter of 2010 to 2.6% for the first quarter of 2011, while interest bearing debt decreased $76.6 million since March 31, 2010.
The effective tax rate for continuing operations was 37% both for the first quarter of 2011 and 2010. Income taxes recorded through March 31, 2011 have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. The effective tax rate for the full year 2011 is projected to be approximately 37.3%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $45.9 million for the first three months of 2011 compared to $53.4 million in the first three months of 2010. The reduced operating cash flows in 2011 compared to 2010 reflect the receipt of significant cash payments from DHL in March 2010 to pay ABX for receivables in conjunction with the termination and settlement of the former contracts with DHL.
Capital spending levels were primarily the result of aircraft modification costs for Boeing 767 aircraft. Cash payments for capital expenditures were $44.5 million in the first three months of 2011 compared to $19.2 million in the first three months in 2010. Capital expenditures in the first quarter of 2011 included cargo modification costs related to eight aircraft compared to three aircraft during the first quarter of 2010. Capital expenditures in 2011 included $35.0 million for the acquisition and modification of aircraft, $9.1 million for required heavy maintenance and $0.4 million for other equipment costs.
During the first three months of 2011, the Company made debt principal payments of $9.3 million while $1.6 million of principal balance for the DHL promissory note was extinguished, pursuant to the CMI agreement with DHL.
Commitments
Through CAM, the Company continues to make investments in Boeing 767 and 757 aircraft. As these aircraft are modified, we will place them into service under dry leasing arrangements to external customers or ACMI operations using our airlines, depending on which alternative provides the best long term return and considering other factors, including geographical placement and customer diversification.
In September 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. Through March 31, 2011, eight such aircraft have completed the modification process. As of March 31, 2011, four additional Boeing 767-200 aircraft were undergoing modification to standard freighter configuration. If CAM were to cancel the conversion program as of March 31, 2011, it would owe IAI, in addition to payments for aircraft currently undergoing modification, approximately $4.0 million associated with additional conversion part kits which have been ordered.
In the third quarter of 2010, CAM purchased three passenger-configured Boeing 767-300 ER aircraft, each equipped with General Electric CF6-80C2-B6 engines. In August 2010, CAM entered into an agreement with M&B Conversions Limited and IAI for the conversion by IAI of the three Boeing 767-300 series passenger aircraft to a standard freighter configuration. The agreement includes an option to convert up to seven additional Boeing 767-300 series passenger aircraft during the 10-year term of the agreement. As of March 31, 2011, two Boeing 767-300 aircraft were undergoing modification to standard freighter configuration pursuant to the agreement. If CAM were to cancel the conversion program as of March 31, 2011, it would owe IAI approximately $2.0 million associated with additional conversion part kits which have been ordered.
In October 2010, CAM entered an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 "combi" variant to be developed by Precision will incorporate 10 full cargo pallet positions along with passenger seating for up to 58 occupants. In conjunction with the agreement, CAM made a deposit of $1.3 million toward the project. CAM is committed to convert at a minimum two Boeing 757 aircraft with Precision. In April 2011, CAM purchased a Boeing passenger 757 aircraft with the intent of modifying it for combi service.
We estimate that total capital expenditures for 2011 could total $170 million to $200 million and would include the completion of modifications for six Boeing 767-200 aircraft, three Boeing 767-300 aircraft and two or three Boeing 757 aircraft. Actual capital spending for any future period will be impacted by the number of aircraft we decide to modify and the progress in the aircraft modification process. We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flow and our bank credit facility.
Liquidity
On May 9, 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility") to refinance the term loan of $172.4 million and extend debt repayment terms. The new Credit Facility includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $65 million. The new Credit Facility has an additional accordion feature of $50 million which the Company may draw subject to the lenders' consent. Under the Credit Facility, interest rates will be adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses, outstanding debt level plus the prevailing LIBOR or prime rates. At the Company's current debt-to-earnings ratio, the unsubordinated term loan and revolving loan bear a variable interest rate of 2.27%. Repayments of the term loan are scheduled to begin in June 2012 and the Company expects to make further draws on the revolving loan to fund its fleet expansion plans. In conjunction with the execution of the new Credit Facility, the Company terminated its previous credit agreement.
The new Credit Facility is collateralized by certain Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Credit Facility, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and revolving credit loan. Under the Credit Facility, the Company is subject to expenses, covenants and warranties that are usual and customary. The Credit Facility contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, and the level of annual capital expenditures. The Credit Facility stipulates events of default including unspecified events that may have a material adverse effect on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Facility.
At March 31, 2011, the Company had approximately $38.7 million of cash balances. The Company had $58.3 million of unused credit facility, net of outstanding letters of credit of $16.7 million, through its former credit agreement . As specified under terms of ABX's CMI agreement with DHL, the $24.8 million balance at March 31, 2011 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its new credit facility, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.

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
The Company's revenues for the first quarter of 2010 included reimbursement for expenses incurred under the former DHL ACMI agreement, the incremental mark-up revenues set by amendments to the DHL ACMI agreement, and reimbursement for employee severance, retention, vacation and other benefit costs incurred during the period. Revenues from the former DHL ACMI agreement were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the DHL ACMI agreement to set mark-ups to specific quarterly amounts for the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specified employee severance, retention and other benefits that DHL reimbursed to ABX for payment to its employees that were affected in conjunction with DHL's U.S. restructuring plan. DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement.
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
Self-Insurance
We self-insure certain claims related to workers’ compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Changes in claim severity and frequency could result in actual claims being materially different than the costs provided for in our results of operations. We maintain excess claim coverage with common insurance carriers to mitigate our exposure to large claim losses.
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
On May 9, 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility"). The new Credit Facility includes a term loan of $150 million. Under the Credit Facility, interest rates will be adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates (see note E to the notes to the unaudited condensed consolidated financial statements). The Company's new Credit Facility requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the new unsubordinated term loan. Accordingly, the Company expects to enter into new derivative instruments in the second quarter of 2011. The Company continues to hold certain interest rate swaps that were required for the former term loan (see note I to the Notes to the Unaudited Condensed Consolidated Financial Statements). As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.
(b) Changes in Internal Controls
There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Civil Action Alleging Violations of Immigration Laws
On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which was later amended to include a second former employee plaintiff, seeks damages in an unspecified amount and alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On March 18, 2010, the Court issued a decision in response to a motion filed by ABX and the other ABX defendants, dismissing three of the five claims constituting the basis of Plaintiffs' complaint. Most recently, the Court issued a decision on October 7, 2010, permitting the plaintiffs to amend their complaint for the purpose of reinstating one of their dismissed claims. On October 26, 2010, ABX and the other ABX defendants filed an answer denying the allegations contained in plaintiffs’ second amended complaint.
The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.
FAA Enforcement Actions
The Company’s airline operations are subject to complex aviation and transportation laws and regulations that are continually enforced by the U.S. Department of Transportation and the Federal Aviation Administration ("FAA"). The Company’s airlines receive letters of investigation (“LOIs”) from the FAA from time to time in the ordinary course of business. The LOIs generally provide that some action of the airline may have been contrary to the FAA’s regulations. The airlines respond to the LOIs and if the response is not satisfactory to the FAA, it can seek to impose a civil penalty for the alleged violations. Airlines are entitled to a hearing before an Administrative Law Judge or a Federal District Court Judge, depending on the amount of the penalty being sought, before any penalty order is deemed final.
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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its financial condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2011. Additional significant risks have been identified below. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

Operating results may be affected by fluctuations in interest rates.
Effective March 31, 2011, in conjunction with its decision to refinance the unsubordinated term loan, the Company ceased hedge accounting for certain interest rates swaps. The interest rate swaps were related to the former, unsubordinated term loan which was refinanced in May 2011. In addition to these interest rate swaps, the Company's new Credit Facility requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the new unsubordinated term loan. Accordingly, the Company expects to enter into new derivative instruments in the second quarter of 2011. At this time, the Company does not expect to designate the derivatives instruments as hedges. Future fluctuations in LIBOR interest rates will result in the recording of gains and losses on interest rate derivatives that the Company holds.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

10.1
Agreement to purchase one Boeing 757-200ER passenger aircraft between Cargo Aircraft Management, Inc. and Aircraft Lease Finance Corporation, filed herewith. Those portions of the agreement marked with [*] have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer
Date:	May 10, 2011

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer
Date:	May 10, 2011