Form 10-Q
period 2011-06-30
Air Transport Services Group, Inc.
filed 2011-08-03
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
 ____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of August 3, 2011, Air Transport Services Group, Inc. had outstanding 64,069,154 shares of common stock, par value $0.01.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
REVENUES	$193,061	$160,111	$368,188	$321,055
OPERATING EXPENSES
Salaries, wages and benefits	45,326	41,506	91,674	88,756
Fuel	48,640	33,852	88,316	64,458
Depreciation and amortization	23,878	21,752	46,249	42,552
Maintenance, materials and repairs	22,380	17,140	43,686	34,909
Landing and ramp	6,032	5,463	12,437	12,411
Travel	6,918	5,524	13,228	10,716
Rent	5,434	3,641	11,074	7,376
Insurance	2,394	2,154	4,744	4,992
Other operating expenses	9,258	8,672	18,550	18,578
	170,260	139,704	329,958	284,748
OTHER INCOME (EXPENSE)
Interest income	33	85	99	158
Interest expense	(3,537)	(4,594)	(7,640)	(9,783)
Write-off of unamortized debt issuance costs	(16)	—	(2,886)	—
Net gain/(loss) on derivative instruments	376	—	(3,556)	—
	(3,144)	(4,509)	(13,983)	(9,625)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,657	15,898	24,247	26,682
INCOME TAXES	(7,377)	(5,983)	(9,086)	(10,017)
EARNINGS FROM CONTINUING OPERATIONS	12,280	9,915	15,161	16,665
EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS, NET OF TAX	19	(233)	(98)	172
NET EARNINGS	$12,299	$9,682	$15,063	$16,837

BASIC EARNINGS PER SHARE
Continuing operations	$0.19	$0.16	$0.24	$0.27
Discontinued operations	—	(0.01)	—	—
TOTAL NET EARNINGS PER SHARE - Basic	$0.19	$0.15	$0.24	$0.27

DILUTED EARNINGS PER SHARE
Continuing operations	$0.19	$0.15	$0.24	$0.26
Discontinued operations	—	—	—	—
TOTAL NET EARNINGS PER SHARE - Diluted	$0.19	$0.15	$0.24	$0.26

WEIGHTED AVERAGE SHARES
Basic	63,333	62,811	63,233	62,802
Diluted	64,172	64,421	64,055	64,013

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,895	$46,543
Accounts receivable, net of allowance of $1,164 in 2011 and $1,090 in 2010	48,009	40,876
Inventory	7,460	7,205
Prepaid supplies and other	11,474	10,132
Deferred income taxes	12,879	12,879
TOTAL CURRENT ASSETS	117,717	117,635
Property and equipment, net	728,030	658,756
Other assets	20,346	25,227
Intangibles	8,850	9,259
Goodwill	89,777	89,777
TOTAL ASSETS	$964,720	$900,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,854	$40,558
Accrued salaries, wages and benefits	25,460	24,145
Accrued expenses	12,334	12,144
Current portion of debt obligations	12,131	36,591
Unearned revenue	12,525	10,794
TOTAL CURRENT LIABILITIES	124,304	124,232
Long-term debt obligations	303,395	265,937
Post-retirement liabilities	110,442	116,614
Other liabilities	57,590	52,048
Deferred income taxes	49,433	39,746
Commitments and contingencies (Note F)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,155,606 and 63,652,228 shares issued and outstanding in 2011 and 2010, respectively	642	637
Additional paid-in capital	519,290	518,925
Accumulated deficit	(156,188)	(171,251)
Accumulated other comprehensive loss	(44,188)	(46,234)
TOTAL STOCKHOLDERS’ EQUITY	319,556	302,077
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$964,720	$900,654

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net earnings from continuing operations	$15,161	$16,665
Net earnings (loss) from discontinued operations	(98)	172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,249	42,552
Pension and post-retirement	(1,161)	(503)
Deferred income taxes	8,523	9,640
Amortization of stock-based compensation	1,301	631
Amortization of DHL promissory note	(3,100)	(1,550)
Write-off of unamortized debt issuance costs	2,886	—
Net loss on derivative instruments	3,556	—
(Gains)/losses on asset disposition	8	(8)
Changes in assets and liabilities:
Accounts receivable	(7,545)	40,613
Inventory and prepaid supplies	(859)	(903)
Accounts payable	9,122	(4,851)
Unearned revenue	9,679	15,685
Accrued expenses, salaries, wages, benefits and other liabilities	(87)	(32,558)
Pension and post-retirement liabilities	(6,172)	(27,518)
Other	1,078	1,413
NET CASH PROVIDED BY OPERATING ACTIVITIES	78,541	59,480
INVESTING ACTIVITIES:
Capital expenditures	(102,724)	(58,344)
Proceeds from the disposal of property and equipment	223	31,115
Proceeds from the redemption of interest-bearing investments	1,750	—
NET CASH (USED IN) INVESTING ACTIVITIES	(100,751)	(27,229)
FINANCING ACTIVITIES:
Principal payments on long-term obligations	(198,902)	(51,820)
Proceeds from borrowings	215,000	—
Financing fees	(2,536)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,562	(51,820)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,648)	(19,569)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,543	83,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,895	$63,660

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$6,680	$9,151
Federal alternative minimum and state income taxes paid	$2,368	$325
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$3,100	$1,550
Accrued capital expenditures	$13,578	$338
See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

The condensed consolidated financial statements and related notes contained in the report should be read in conjunction with the audited financial statements and the related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include an aircraft leasing company and three independently certificated airlines. The three airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”), each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees.
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
CCIA and ATI each have contracts to provide airlift to BAX Global, Inc. (“BAX/Schenker”), the Company's second largest customer. BAX/Schenker provides freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. CCIA and ATI each provide ACMI (aircraft , crew, maintenance and insurance) services to DHL. Additionally, ATI provides passenger transportation, primarily to the U.S. Military, using its McDonnell Douglas DC-8 "combi" aircraft, which are certified to carry passengers as well as cargo on the main deck.
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
Management analyzes the inventory reserve for reasonableness at the end of each quarter. That analysis includes consideration of the expected fleet life, amounts expected to be on hand at the end of a fleet life, and recent events and conditions that may impact the usability or value of inventory. Events or conditions that may impact the expected life, usability or net realizable value of inventory include additional aircraft maintenance directives from the FAA, changes in DOT regulations, new environmental laws and technological advances.
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
The airlines’ General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” agreements with an engine maintenance provider. Under the power by the hour agreements, the engines are maintained by the service provider for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for the airlines’ other aircraft engines are typically contracted to service providers on a time and material basis. The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. ATI, CCIA and CAM capitalize the cost of major maintenance and amortize the costs over the useful life of the overhaul. ABX expenses the cost of Boeing 767-200 airframe maintenance and CF-6 engine maintenance as incurred.
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.6 million and $0.6 million for the quarters ended June 30, 2011 and 2010, respectively, and $0.9 million and $1.2 million for the six month periods ended June 30, 2011 and 2010, respectively.
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
Self-Insurance
The Company is self-insured for workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Other liabilities included $37.5 million and $39.2 million at June 30, 2011 and December 31, 2010, respectively, for self-insurance reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs reserved.
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
Revenues from the former DHL ACMI agreement with DHL were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the ACMI agreement to set mark-ups to specific quarterly amounts for the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specified employee severance, retention and other benefits that DHL reimbursed to ABX for payment to its employees that were affected in conjunction with DHL's U.S. restructuring plan. DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company's revenues for the first quarter of 2010 included reimbursement for expenses incurred under the DHL ACMI agreement, the incremental mark-up revenues set by the amendments thereto, and reimbursement for employee severance, retention and vacation benefits.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company, through ABX, has had contracts with DHL since August of 2003. The Company and DHL terminated the former DHL ACMI agreement and executed new follow-on agreements, effective March 31, 2010. Under the new agreements, DHL leases 13 Boeing 767 freighter aircraft from CAM, while ABX operates those aircraft for DHL under a separate CMI agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on a pre-defined fee, scaled for the number of aircraft operated and the number of crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years, while the term of the aircraft leases are seven years. Under the CMI agreement, ABX contracted with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement.
Continuing revenues from leases and contracted services for DHL were approximately 34% and 35% of the Company's consolidated revenues from continuing operations for the three and six month periods ended June 30, 2011, respectively, compared to 32% and 36% for the corresponding periods of 2010. The Company’s balance sheets include accounts receivable and other long-term receivables with DHL of $15.3 million and $19.0 million as of June 30, 2011 and December 31, 2010, respectively.
BAX/Schenker
A substantial portion of the Company’s revenues, and cash flows have historically been derived from providing airlift to BAX/Schenker's network in North America. Under their agreements with BAX/Schenker, ATI and CCIA have the right to be the exclusive providers of main deck freighter lift in the BAX/Schenker U.S. network through December 31, 2011. Revenues from the services performed for BAX/Schenker were approximately 31% and 32% of the Company’s total revenues from continuing operations for the three and six month periods ended June 30, 2011, respectively, compared to 30% and 29% for the corresponding periods of 2010. (Excluding directly reimbursable revenues, the revenues from the services performed for BAX/Schenker were approximately 22% and 23% of the Company's revenues for the three and six month periods ended June 30, 2011.) The Company has eight Boeing 727 and eight DC-8 aircraft that are currently dedicated to supporting the BAX/Schenker network in North America.
On July 22, 2011, BAX/Schenker announced its plans to adopt a new operating model that phases out the dedicated air cargo network in North America supported by the Company. BAX/Schenker has notified the Company that starting September 1, 2011, it will cease air cargo operations at its air hub in Toledo, Ohio and instead conduct air operations from the Cincinnati/Northern Kentucky airport, which is also the location of DHL's U.S. air hub. Further, BAX/Schenker notified the Company that starting September 1, 2011, the air network will be reduced to four DC-8 and three

Boeing 727 freighters operated by ATI and CCIA through the end of 2011, after which BAX/Schenker expects to outsource its air cargo operations to DHL. DHL has informed the management that it wishes to negotiate terms during the fourth quarter of 2011 whereby it would directly contract for all or some portion of those seven aircraft depending on its anticipated 2012 requirements.
Management is assessing the impact that the BAX/Schenker's announcement will have on its operating results, the number of Boeing 727 and DC-8 aircraft which may remain in service, their demand in other air cargo markets and the value of Boeing 727 and DC-8 aircraft if sold as parts. As of June 30, 2011, the Company's operating assets included a carrying value of approximately $48 million for aircraft, engines and aircraft parts in support of the BAX/Schenker air network.
As a result of BAX/Schenker's July decision, management plans to test the carrying value of its aircraft, engines, related operating assets, goodwill and other intangibles during the third quarter of 2011. Depending on the alternative demand that may be identified for excess aircraft, the Company will need to record impairment charges in the third quarter of 2011 due to prolonged recessionary conditions and trends toward higher fuel prices. Management expects the Company will incur wind-down costs beginning in August 2011. The wind-down costs will include employee severance and benefits, airport lease termination payments, aircraft and equipment repositioning and other expenses. Management expects that a portion of the wind-down costs will be recovered from BAX/Schenker. The amount of impairment charges, the costs and duration of the wind-down, as well as amounts which may be recoverable from BAX/Schenker are presently not reasonably estimable by management.
The Company’s balance sheets include accounts receivable with BAX/Schenker of $3.8 million and $5.5 million as of June 30, 2011 and December 31, 2010, respectively.
 U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 12% and 11% of the Company's total revenues from continuing operations for the three and six month periods ended June 30, 2011, respectively, compared to 15% and 14% for the corresponding periods of 2010. The Company's balance sheets included accounts receivable with the U.S. Military of $16.4 million and $8.4 million as of June 30, 2011 and December 31, 2010, respectively.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2011	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$10,271	$—	$10,271
Total Assets	$—	$10,271	$—	$10,271
Liabilities
Interest rate swap	$—	$(3,699)	$—	$(3,699)
Total Liabilities	$—	$(3,699)	$—	$(3,699)

As of December 31, 2010	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,411	$—	$20,411
Total Assets	$—	$20,411	$—	$20,411
Liabilities
Interest rate swap	$—	$(4,563)	$—	$(4,563)
Total Liabilities	$—	$(4,563)	$—	$(4,563)

As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $2.3 million more than the carrying value, which was $315.5 million at June 30, 2011. The non-financial assets, including goodwill and intangible assets, are measured at fair value on a non-recurring basis.

NOTE D—PROPERTY AND EQUIPMENT
At June 30, 2011, the Company’s subsidiaries owned or leased under capital leases 61 aircraft in serviceable condition, consisting of 19 Boeing 767-200 aircraft leased to external customers and 42 aircraft operated by the Company's airlines. These 42 aircraft consist of 14 Boeing 767-200, one Boeing 767-300, two Boeing 757, 11 Boeing 727, and 14 McDonnell Douglas DC-8. Additionally, as of June 30, 2011, the Company had four Boeing 767-200 aircraft and one Boeing 767-300 aircraft undergoing modification to standard freighter configuration. Also, at June 30, 2011, the Company had two other Boeing 767-300 and one Boeing 757 aircraft which are expected to enter into the freighter modification process in 2011. The combined carrying value of aircraft in modification or scheduled to undergo modification was $99.1 million at June 30, 2011.
Property and equipment, to be held and used, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Aircraft and flight equipment	$1,029,223	$928,784
Support equipment	51,202	50,424
Vehicles and other equipment	1,531	1,604
Leasehold improvements	714	714
	1,082,670	981,526
Accumulated depreciation	(354,640)	(322,770)
Property and equipment, net	$728,030	$658,756
Aircraft and flight equipment includes $13.6 million of property held under capital leases as of June 30, 2011 and $22.2 million as of December 31, 2010. Accumulated depreciation and amortization includes $7.7 million as of June 30, 2011 and $10.8 million as of December 31, 2010 for property held under capital leases. CAM owned aircraft with a carrying value of $294.4 million and $263.2 million that were under leases to external customers as of June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011, ACMI Services had four DC-8 airframes and one Boeing 727 airframe with a combined carrying value of $1.1 million, whose engines and rotables were being used for other aircraft in the Company's fleets.

NOTE E—DEBT OBLIGATIONS
Long-term obligations consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Unsubordinated term loan	$150,000	$178,000
Revolving credit facility	65,000	—
Aircraft loans	74,360	92,075
Capital lease obligations-Boeing 727	2,865	5,910
Promissory note due to DHL, unsecured	23,250	26,350
Other capital leases	51	193
Total long-term obligations	315,526	302,528
Less: current portion	(12,131)	(36,591)
Total long-term obligations, net	$303,395	$265,937
In 2011, the Company began to solicit lender interest for refinancing its debt obligations with extended repayment terms beyond December 2012. By March 31, 2011, certain banks had committed to provide the Company enough funds to refinance its unsubordinated term loan. On May 9, 2011, the Company executed a new, syndicated credit facility with a larger borrowing capacity through April 2016 ("Credit Facility"). The new Credit Facility, with a consortium of banks, includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $65 million. The former term loan, having a balance of $172.4 million, was completely paid-off on May 9, 2011, using the proceeds of the new term loan and revolving loan. Under the terms of the Credit Facility, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit loan bear a variable interest rate of 2.25% and 2.19%, respectively. During the next twelve months, the Company expects to make further draws on the revolving credit loan to fund its fleet expansion plans. The new Credit Facility also has an accordion feature of $50 million which the Company may draw subject to the lenders' consent. Repayments of the term loan are scheduled to begin in June 2012. The Credit Facility provides for the issuance of letters of credit on the Company's behalf. As of June 30, 2011, unused revolving credit facility totaled $94.7 million, net of draws of $65.0 million and outstanding letters of credit of $15.3 million.
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
The aircraft loans are collateralized by six aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. Interest rates range from 6.74% to 7.36% per annum payable monthly. In May, the Company completely paid-off one of the aircraft loans at par value prior to maturity, remitting $13.8 million for the outstanding principal. Capital lease obligations for four Boeing 727 aircraft carry a fixed implicit rate of 6.50% and expire in 2011.
The promissory note due to DHL becomes due in August 2028 as a balloon payment, unless it is extinguished sooner under the terms of the DHL CMI agreement. Beginning April 1, 2010 and extending through the term of the DHL CMI agreement, the balance of the note is amortized ratably without cash payment, in exchange for services provided and thus is expected to be completely amortized by April 2015. The promissory note bears interest at a rate of 5% per annum, and DHL reimburses ABX the interest expense from the note through the term of the DHL CMI agreement.
The new Credit Facility is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Credit Facility, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and revolving credit loan. The Credit Facility contains covenants including, among other requirements, limitations on certain additional indebtedness and guarantees of indebtedness. The Credit Facility stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Facility. The Company is currently in compliance with the financial covenants specified in the Credit Facility. The Credit Facility limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $50.0 million during any calendar year. Under the provisions of its promissory note due to DHL, the Company is required to prepay the DHL note $0.20 for each dollar of dividend distributed to its stockholders. The same prepayment stipulation applies to stock repurchases.

NOTE F—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases airport facilities and certain operating equipment under operating lease agreements. ABX leases portions of the air park in Wilmington, Ohio under a lease agreement with a regional port authority, the term of which expires in May of 2019.
Commitments
In September 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. Through June 30, 2011, ten such aircraft have completed the modification process. As of June 30, 2011, the last four of the fourteen Boeing 767-200 aircraft were undergoing modification to standard freighter configuration. As of June 30, 2011, to complete the aircraft currently undergoing modification, CAM will be obligated to pay IAI approximately $19.4 million.
In the third quarter of 2010, CAM purchased three passenger-configured Boeing 767-300 ER aircraft, each equipped with General Electric CF6 engines. In August 2010, CAM entered into an agreement with M&B Conversions Limited and IAI for the conversion by IAI of the three Boeing 767-300 series passenger aircraft to a standard freighter configuration. The agreement includes an option to convert up to seven additional Boeing 767-300 series passenger aircraft during the 10-year term of the agreement. As of June 30, 2011, one such aircraft has completed the modification process and one Boeing 767-300 aircraft was undergoing modification to a standard freighter configuration. In May 2011, CAM purchased another passenger-configured Boeing 767-300 ER aircraft equipped with General Electric CF6 engines and exercised one of the seven options to convert the aircraft to a standard freighter configuration. If CAM were to cancel the conversion program as of June 30, 2011, it would owe IAI approximately $6.0 million associated with additional conversion part kits which have been ordered.
In October 2010, CAM entered an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 "combi" variant to be developed by Precision will incorporate 10 full cargo pallet positions along with passenger seating for up to 58 occupants. In conjunction with the agreement, CAM made a deposit of $1.3 million toward the project. CAM is committed to convert at a minimum two Boeing 757 aircraft with Precision. In April 2011, CAM purchased a Boeing passenger 757 aircraft with the intent of modifying it for combi service. In July 2011, CAM purchased another Boeing 757 passenger aircraft and inducted it into the standard freighter modification process.
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
The FAA issued LOIs to CCIA arising from a focused inspection of that airline’s operations during the fourth quarter of 2009, several of which resulted in the FAA seeking monetary penalties against CCIA. ABX received an LOI from the FAA alleging that ABX failed to comply with an FAA Airworthiness Directive involving its Boeing 767 aircraft and proposing a monetary settlement. The Company believes it has adequately reserved for those monetary penalties being proposed by the FAA, although it’s possible that the FAA may propose additional penalties exceeding the amounts currently reserved.
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

Employees Under Collective Bargaining Agreements
As of June 30, 2011, the flight crewmember employees of ABX, ATI and CCIA were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	11.8%
ATI	Airline Pilots Association	11.3%
CCIA	Airline Pilots Association	5.6%

NOTE G—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
ABX sponsors a qualified defined benefit pension plan for its flight crewmembers and a qualified defined benefit pension plan for a major portion of its other ABX employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. ABX also sponsors a post-retirement healthcare plan for its ABX employees, which is unfunded. During 2009, the Company amended each of the defined benefit pension plans to freeze the accrual of additional benefits. During 2010, the Company modified the post-retirement health plans for ABX employees to terminate benefits when a covered individual reaches age 65.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$62	$59	$—	$2,286	$124	$221
Interest cost	9,290	9,169	97	146	18,581	18,338	194	508
Expected return on plan assets	(9,757)	(8,900)	—	—	(19,514)	(17,800)	—	—
Amortization of prior service cost	—	—	(1,388)	(1,250)	—	—	(2,776)	(1,667)
Amortization of net loss	675	517	132	104	1,350	1,034	264	155
Net periodic benefit cost	$208	$786	$(1,097)	$(941)	$417	$3,858	$(2,194)	$(783)
During the three and six month periods ended June 30, 2011, the Company contributed $4.5 million and $4.6 million to the pension plans. The Company estimates that its minimum pension contributions will be $0.9 million more throughout the remainder of 2011. The Company is considering additional contributions of $12 million to $14 million in 2011.

NOTE H—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2011 have been estimated utilizing a 37.5% rate based on year-to-date income and projected results for the full year, excluding discrete items. The final effective tax rate to be applied to 2011 will depend on the actual amount of pre-tax book income generated by the Company for the full year.

NOTE I—DERIVATIVE INSTRUMENTS
In conjunction with the unsubordinated term loan under the former credit agreement, the Company entered into interest rate swaps in January 2008 to reduce the effects of fluctuating LIBOR-based interest rates on forecasted interest payments stemming from scheduled repayment of the debt. Under the interest rate swap agreements, the Company pays a fixed rate of 3.105% and receives a floating rate that resets quarterly based on LIBOR. The notional value of the interest rate swaps step downward through December 31, 2012. In accordance with FASB ASC Topic 815-30 Derivatives and Hedging, the Company accounted for the interest rate swaps as hedges of the forecasted cash flows. Accordingly, losses caused by lower floating interest rates had been recorded to accumulated other comprehensive income. Effective March 31, 2011, in conjunction with its decision to refinance the unsubordinated term loan, the

Company ceased hedge accounting after determining that the forecasted interest payments will not occur near the time originally expected. As a result, the Company recorded a pre-tax charge of $3.9 million in the first quarter of 2011 based on the fair market value of the derivatives on March 31, 2011, to recognize the losses previously recorded in accumulated other comprehensive income.
For the quarter ended June 30, 2011, the Company recorded an unrealized gain on derivatives of $0.2 million to reflect the interest rate swaps at market value. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30, 2011		December 31, 2010
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
December 31, 2012	3.105%	$63,750	$(2,329)	$68,000	$(2,893)
December 31, 2012	3.105%	37,500	(1,370)	40,000	(1,670)
During the second quarter of 2011, in conjunction with the early extinguishment of an aircraft loan, the Company ceased hedge accounting of a related treasury lock derivative and recorded a pre-tax gain of $0.1 million which was previously reflected in accumulated other comprehensive income.
In addition to the interest rate swaps above, the Company's new Credit Facility requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the new subordinated term loan. As a result, the Company entered into a new interest rate swap in July of 2011 having an initial notional value of $75.0 million and a forward start date of December 31, 2011. Under this swap, the Company will pay a fixed rate of 2.02% and receive a floating rate that resets quarterly based on LIBOR. The Company did not designate the recent interest rate swap as a hedge for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of earnings.

NOTE J—COMPREHENSIVE INCOME
Comprehensive income includes the following transactions for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2011
Net Income			$12,299			$15,063
Other comprehensive income:
Unrealized gain on derivative instruments	$—	$—	—	$631	$(229)	402
Reclassifications to net income:
Hedging gain realized	(168)	61	(107)	(193)	70	(123)
Unrealized loss on derivative instruments	—	—	—	3,932	(1,427)	2,505
Pension actuarial loss	675	(246)	429	1,350	(492)	858
Post-retirement actuarial loss	132	(48)	84	264	(96)	168
Post-retirement negative prior service cost	(1,388)	506	(882)	(2,776)	1,012	(1,764)
Total other comprehensive income	$(749)	$273	(476)	$3,208	$(1,162)	2,046
Comprehensive income			$11,823			$17,109

2010
Net Income			$9,682			$16,837
Other comprehensive income:
Post-retirement liabilities negative prior service cost	$—	$—	—	$22,014	$(7,991)	14,023
Unrealized loss on derivative instruments	(581)	211	(370)	(1,329)	483	(846)
Reclassifications to net income:
Hedging gain realized	(27)	10	(17)	(54)	20	(34)
Pension actuarial loss	517	(188)	329	1,034	(376)	658
Post-retirement actuarial loss	93	(33)	60	130	(47)	83
Post-retirement negative prior service cost	(1,250)	454	(796)	(1,667)	605	(1,062)
Other comprehensive income	$(1,248)	$454	(794)	$20,128	$(7,306)	12,822
			$8,888			$29,659

NOTE K—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long-term incentive plan which was approved by the Company's stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on equity or invested capital, depending on the form of award, during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation

Index. Board members were granted time-based awards with approximately a six-month vesting period, which will settle when the board member ceases to be a director of the Company. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,514,300	$3.55	1,505,550	$3.07
Granted	555,237	8.72	804,400	4.37
Converted	(291,500)	3.14	(27,539)	9.20
Expired	—	—	(39,211)	9.20
Forfeited	(46,400)	5.07	(65,400)	3.00
Outstanding at end of period	1,731,637	$5.22	2,177,800	$3.37
Vested	390,037	$4.45	326,400	$3.71
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2011 was $8.25, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2011 was $11.17. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.27%, a term of 36 months, and a volatility of 125.0% based on historical volatility over three years using daily stock prices.
For the six month periods ended June 30, 2011 and 2010, the Company recorded expense of $1.3 million and $0.6 million, respectively, for stock incentive awards. At June 30, 2011, there was $4.7 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of June 30, 2011. These awards could result in a maximum number of 1,991,237 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2013.

NOTE L—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Earnings from continuing operations	$12,280	$9,915	$15,161	$16,665
Weighted-average shares outstanding for basic earnings per share	63,333	62,811	63,233	62,802
Common equivalent shares:
Effect of stock-based compensation awards	839	1,610	822	1,211
Weighted-average shares outstanding assuming dilution	64,172	64,421	64,055	64,013
Basic earnings per share from continuing operations	$0.19	$0.16	$0.24	$0.27
Diluted earnings per share from continuing operations	$0.19	$0.15	$0.24	$0.26
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 54,000 at June 30, 2011 and immaterial at June 30, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues:
CAM	$32,762	$24,815	$64,890	$42,617
ACMI Services	164,709	138,814	311,414	285,527
All other	25,469	22,695	50,907	40,148
Eliminate inter-segment revenues	(29,879)	(26,213)	(59,023)	(47,237)
Total	$193,061	$160,111	$368,188	$321,055
Customer revenues:
CAM	$15,824	$10,585	$29,895	$14,351
ACMI Services	164,597	138,696	311,032	285,409
All other	12,640	10,830	27,261	21,295
Total	$193,061	$160,111	$368,188	$321,055
Depreciation and amortization expense:
CAM	$13,663	$10,414	$25,926	$17,154
ACMI Services	10,253	11,273	20,401	25,168
All other	(38)	65	(78)	230
Total	$23,878	$21,752	$46,249	$42,552
Segment earnings (loss):
CAM	$13,634	$9,752	$27,100	$16,291
ACMI Services	4,560	4,087	2,050	11,470
All other	1,675	3,812	3,329	2,476
Net unallocated interest expense	(572)	(1,753)	(1,790)	(3,555)
Write-off of unamortized debt issuance costs	(16)	—	(2,886)	—
Net gain/(loss) on derivative instruments	$376	—	(3,556)	—
Pre-tax earnings from continuing operations	$19,657	$15,898	$24,247	$26,682

The Company's assets are presented below by segment (in thousands):

	June 30,	December 31,
	2011	2010
Assets:
CAM	$688,115	$600,245
ACMI Services	183,278	198,024
Discontinued operations	4,272	5,015
All other	89,055	97,370
Total	$964,720	$900,654
Interest expense of $0.3 million and $0.6 million for the three and six month periods ending June 30, 2011, respectively, compared to $0.4 million and $1.2 million for the corresponding periods of 2010, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $2.6 million and $5.1 million for the three and six month periods ending June 30, 2011, respectively, compared to $2.4 million and $4.9 million for the corresponding periods of 2010.

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

INTRODUCTION
Air Transport Services Group, Inc. (the “Company”) is a holding company whose principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”). At June 30, 2011 the Company's in-service aircraft fleet consisted of 66 cargo aircraft and one passenger aircraft. Additionally, the Company owned eight other aircraft that we expect to place into service after they are modified to freighter aircraft. The Company has two reportable segments: ACMI Services, which primarily includes the cargo transportation operations of its three airlines and CAM, which includes the Company's aircraft leasing business. The Company's other business operations, including aircraft maintenance services, aircraft part sales, ground equipment leasing and maintenance, mail handling and fuel management, do not constitute reportable segments due to their size.
The Company has a concentrated base of leading customers which service international cargo traffic. The Company's three largest customers, which include affiliates of DHL Worldwide Express, B.V. ("DHL"), BAX Global, Inc. ("BAX/Schenker") and the U.S. Military, totaled 77% and 78% of the Company's consolidated revenue during the three and six month periods ended June 30, 2011.
The Company, through ABX, has had long-term contracts with DHL since August of 2003. Commencing March 31, 2010, the Company and DHL executed new commercial agreements under which DHL committed to lease 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the term of the aircraft leases is seven years, with early termination provisions. Through June 30, 2011, CAM leased all 13 Boeing 767-200 aircraft to DHL.
Prior to the new agreements, ABX provided flight crews, maintenance and aircraft to DHL under an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) which compensated ABX on a cost-plus mark-up basis. The follow-on agreements separate CAM's lease of freighter aircraft to DHL from the maintenance and operation of those aircraft by ABX on behalf of DHL.
A substantial portion of the Company’s revenues and cash flows have historically been derived from providing airlift to BAX/Schenker's network in North America. Under their agreements with BAX/Schenker, ATI and CCIA have the right to be the exclusive providers of main deck freighter lift for BAX/Schenker in the U.S. through December 31, 2011. The Company has eight Boeing 727 and eight DC-8 aircraft that are currently dedicated to supporting the BAX/Schenker network in North America. On July 22, 2011, BAX/Schenker announced its plans to adopt a new operating model that phases out the dedicated air cargo network in North America supported by the Company. BAX/Schenker has notified the Company that starting September 1, 2011, it will cease air cargo operations at its air hub in Toledo, Ohio and instead conduct air operations from the Cincinnati/Northern Kentucky airport, which is also the location of DHL's U.S. air hub. Further, BAX/Schenker notified the Company that starting September 1, 2011, the air network will be reduced to four DC-8 and three Boeing 727 freighters operated by ATI and CCIA through the end of 2011, after which BAX/Schenker expects to outsource its air cargo operations to DHL. DHL has informed the management that it wishes to negotiate terms during the fourth quarter of 2011 whereby it would directly contract for all or some portion of those seven aircraft depending on its anticipated 2012 requirements.
Management is assessing the impact that the BAX/Schenker's announcement will have on its operating results, the number of Boeing 727 and DC-8 aircraft which may remain in service, their demand in other air cargo markets and the value of Boeing 727 and DC-8 aircraft if sold as parts. As of June 30, 2011, the Company's operating assets included carrying value of approximately $48 million for aircraft, engines and aircraft parts in support of the BAX/Schenker air network.
As a result of BAX/Schenker's July decision, management plans to test the carrying value of its aircraft, engines, related operating assets, goodwill and other intangibles during the third quarter of 2011. Depending on the alternative demand that may be identified for excess aircraft, the Company will need to record impairment charges in the third quarter of 2011 due to prolonged recessionary conditions and trends toward higher fuel prices. Management expects the Company will incur wind-down costs beginning in August 2011. The wind-down costs will include employee severance and benefits, airport lease termination payments, aircraft and equipment repositioning and other expenses. Management expects that a portion of the wind-down costs will be recovered from BAX/Schenker. The amount of impairments charges, the costs and duration of the wind-down, as well as amounts which may be recoverable from BAX/Schenker is presently not reasonably estimable by management.
The Company's revenues from the services performed for BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift, were $60.3 million and $116.3 million for the three and six month periods ended June 30, 2011, respectively, compared to $48.6 million and $92.3 million for the corresponding periods of 2010. The Company's revenues from BAX/Schenker, comprised approximately 31% and 32% of the Company's total revenues during the three and six month periods ended June 30, 2011, respectively (22% and 23% of total revenues excluding directly reimbursable revenues, respectively.)

RESULTS OF OPERATIONS
Summary
During 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility"). The new Credit Facility refinanced the Company's previous term loan and provides liquidity to expand the Company's aircraft fleet through April 2016. The new Credit Facility includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $65 million. In conjunction with the execution of the new Credit Facility, the Company terminated its previous credit agreement, which resulted in the write-off of unamortized debt issuance costs associated with that credit agreement and the recognition of losses for certain interest rate swaps which had previously been designated as cash flow hedges of interest payments stemming from the former term loan. These charges, which totaled $6.8 million before income tax effects, were recorded in March 2011.
Customer revenues from continuing operations increased by $33.0 million and $47.1 million for the three and six month periods ended June 30, 2011, respectively, compared to the corresponding 2010 periods. Excluding directly reimbursed revenues, customer revenues increased by $19.6 million for the three month period ended June 30, 2011 compared to the corresponding 2010 period, driven primarily by ACMI Services which increased $12.5 million on 6% higher aircraft block hours and higher fuel prices, and by the placement of additional aircraft leases by CAM since June 30, 2010. Excluding directly reimbursed revenues, customer revenues increased by $14.8 million for the six month period ended June 30, 2011 compared to the corresponding 2010 period. Revenue growth comparisons to 2010 are affected by the termination of the DHL ACMI agreement and the termination of the severance and retention agreement ("S&R agreement") with DHL in March of 2010. Under the S&R agreement, DHL compensated and reimbursed ABX for its management and costs associated with DHL's network restructuring starting in May 2008 and continuing through March 2010. Revenues from the S&R agreement were $4.0 million in the first quarter of 2010. Certain revenues recorded as airline services under the former DHL ACMI agreement, are contractually reimbursed by DHL under the new CMI agreement and reflected in reimbursed revenues beginning April 1, 2010.
Consolidated net earnings and pre-tax earnings from continuing operations increased by $2.6 million and $3.8 million for the three month period ended June 30, 2011, respectively, compared to the corresponding 2010 period. Improved earnings were driven by CAM, which placed 14 additional aircraft under lease since June 30, 2010 and lower interest rate expense. Consolidated net earnings and pre-tax earnings from continuing operations declined by $1.8 million and $2.4 million, for the six month period ended June 30, 2011, respectively, compared to the corresponding 2010 period. The decline in net earnings and pre-tax earnings from continuing operations as compared to the first six months of 2010 resulted from the recognition of $6.8 million of expenses related to the refinancing of the Company's debt in 2011. Pre-tax earnings from continuing operations, adjusted to remove the effects related to the termination of former credit agreements and the earnings from the S&R agreement, were $30.7 million and $23.1 million for the first six months of 2011 and 2010, respectively. The $7.6 million increase in adjusted pre-tax earnings from continuing operations for the first six months of 2011 compared to the corresponding period of 2010, included improved CAM results of $10.8 million, increased earnings from the Company's maintenance and other activities of $0.9 million and lower interest expense, offset by declines in airline services. Pre-tax earnings from airline services declined by $5.9 million in the first six months of 2011 compared to the corresponding period of 2010 due primarily to unscheduled downtime within the ACMI Services' aircraft fleet.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues from Continuing Operations:
CAM	$32,762	$24,815	$64,890	$42,617
ACMI Services
Airline services	115,050	102,522	217,500	219,911
Other Reimbursable	49,659	36,292	93,914	61,616
S&R activities	—	—	—	4,000
Total ACMI Services	164,709	138,814	311,414	285,527
Other Activities	25,469	22,695	50,907	40,148
Total Revenues	222,940	186,324	427,211	368,292
Eliminate internal revenues	(29,879)	(26,213)	(59,023)	(47,237)
Customer Revenues	$193,061	$160,111	$368,188	$321,055

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$13,634	$9,752	$27,100	$16,291
ACMI Services
Airline services	4,560	4,087	2,050	7,921
S&R activities	—	—	—	3,549
Total ACMI Services	4,560	4,087	2,050	11,470
Other Activities	1,675	3,812	3,329	2,476
Net unallocated interest expense	(572)	(1,753)	(1,790)	(3,555)
Write-off of unamortized debt issuance costs	(16)	—	(2,886)	—
Net gain/(loss) on derivative instruments	376	—	(3,556)	—
Pre-Tax Earnings from Continuing Operations	19,657	15,898	24,247	26,682

Pre-Tax earnings, adjusted for infrequent transactions:

Add charges for write-off of unamortized debt issuance costs	16	—	2,886	—
Add net (gain)/loss on derivative instruments	(376)	—	3,556	—
Less S&R activities	—	—	—	(3,549)
Adjusted Pre-tax Earnings from Continuing Operations	$19,297	$15,898	$30,689	$23,133

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

CAM
As of June 30, 2011, CAM had 66 aircraft that were under lease, 47 of them to ABX, ATI and CCIA. CAM's pre-tax earnings, inclusive of an allocation of interest expense, increased by $3.9 million and $10.8 million, respectively, during the second quarter and first six months of 2011 compared to the corresponding periods of 2010, reflecting 14 more aircraft under lease since June 30, 2010. During the second quarter of 2011, CAM leased two Boeing 767-200 aircraft to DHL, fulfilling its commitment from March of 2010 to lease 13 aircraft to DHL under long-term lease provisions. Additionally, during 2011, CAM leased one additional Boeing 767-200 freighter aircraft to an external customer, bringing the total number of aircraft leased to external customers to 19 aircraft. During the second quarter of 2011, CAM completed the modification of its first Boeing 767-300 freighter aircraft and leased the aircraft internally to ATI.
CAM's revenues for the second quarter and first six months of 2011 grew to $32.8 million and $64.9 million, respectively, compared to $24.8 million and $42.6 million during the corresponding periods of 2010. Revenues from external customers, particularly DHL, accounted for $5.2 million and $15.5 million, respectively, of the increase for the second quarter and first six months of 2011. Since June 30, 2010, CAM has leased six Boeing 767-200 aircraft externally, including four aircraft to DHL and two aircraft to another external customer. CAM's revenues from the Company's airlines totaled $16.9 million and $35.0 million for the second quarter and first six months, respectively, compared to $14.2 million and $28.3 million for the corresponding periods of 2010.
At June 30, 2011 CAM was leasing eight Boeing 727 and eight DC-8 aircraft to CCIA and ATI, respectively, which were dedicated to BAX/Schenker's domestic air network. With respect to BAX/Schenker's recent announcement to terminate its domestic air network, CAM expects ATI and CCIA to return at least a portion of these aircraft after assessing market demand for airlift utilizing Boeing 727 and DC-8 aircraft. As aircraft are returned, CAM expects to scrap and sell for parts those aircraft in excess of current demand.
ACMI Services Segment
At June 30, 2011, ACMI Services included 48 in-service aircraft which the Company's airlines owned or leased and thirteen CAM-owned freighter aircraft which were under lease to DHL and operated by ABX under the CMI agreement. During 2011, ABX began to lease and operate two DHL-owned aircraft, bringing to four the number of DHL-owned aircraft that ABX leases from DHL and operates under the CMI agreement. Also during the second quarter of 2011, ATI leased a Boeing 767-300 aircraft from CAM and began to operate the aircraft during the second quarter.
ACMI Services revenues were $164.7 million and $311.4 million during the second quarter and first six months of 2011, respectively, compared to $138.8 million and $285.5 million for the corresponding periods of 2010. Revenues from airline services increased $12.5 million for the second quarter and decreased $2.4 million in the first six months of 2011 compared to the corresponding periods of 2010. Reimbursable revenues increased $13.4 million and $32.3 million for the three and six month periods ending June 30, 2011, respectively, compared to the corresponding periods of 2010. The comparison of airline services revenues and reimbursable revenues to 2010 reflects the new commercial agreements between ABX and DHL which became effective in April 2010. Airline services revenues for the first quarter of 2010 include compensation based on aircraft depreciation and certain maintenance expense under the former cost-plus DHL ACMI agreement. Since April 2011, lease revenues for the DHL network aircraft have been reflected in CAM's revenues, while compensation for certain aircraft related maintenance costs have been reflected as reimbursable revenues. Revenues from S&R activities declined by $4.0 million during the first six months of 2011 compared to the first six months of 2010 due to the termination of the S&R agreement in March 2010.
ACMI Services had pre-tax earnings of $4.6 million and $2.1 million from airline services for the second quarter and first six months of 2011, respectively, compared to $4.1 million and $7.9 million from airline services for the corresponding periods of 2010. Aircraft block hours flown for customers increased 6% and 9% during the second quarter and first six months of 2011 compared to the corresponding periods of 2010. Operating results during 2011 were negatively impacted by unscheduled aircraft downtime for maintenance reasons. As a result, revenue flights were missed and higher operating expenses were incurred during the aircraft downtime. Some of the downtime affected DC-8 combi aircraft and a Boeing 767 freighter operating in remote regions that were difficult to service. The Company has developed contingency plans for quicker response times into these regions in the event that similar downtime events occur in the future. Revenues from the U.S. Military declined $4.2 million during the first six months of 2011 due to maintenance related cancellations and contractual rate reductions. Additionally, the 2011 results included approximately

$0.8 million of expenses incurred by ATI for FAA proving runs and other start-up costs for a passenger authority. ATI began to fly under an ACMI agreement for a tourist operator on April 1, 2011. This agreement allows ATI to build passenger operating experience which is necessary for 12 months prior to flying passengers of the U. S. Military on the Boeing 767 aircraft.
DHL, BAX/Schenker and the U.S. Military accounted for 34%, 36% and 14% of ACMI Services revenues for the quarter ended June 30, 2011, respectively. Revenues from DHL and BAX/Schenker include the reimbursement of certain expenses. Excluding these reimbursable revenues, DHL, BAX/Schenker and the U.S. Military accounted for 36%, 22% and 20%, respectively, of ACMI Services revenues for the second quarter of 2011. Excluding reimbursable revenues, DHL, BAX/Schenker and the U.S. Military accounted for 40%, 23% and 23% of ACMI Services revenues for the quarter ended June 30, 2010, respectively.
As noted above, as of June 30, 2011, ACMI Services included the operation of eight Boeing 727 and eight DC-8 aircraft in BAX/Schenker's North America network. Future operating results will be impacted by the speed with which BAX/Schneker removes aircraft from service, the remaining number of aircraft, if any, that will be needed to support the BAX/Schenker network and our ability to redeploy removed aircraft into other markets profitably.
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
External customer revenues from all other activities increased to $12.6 million and $27.3 million during the three and six month periods ended June 30, 2011, respectively, compared to $10.8 million and $21.3 million for the corresponding periods of 2010. Increased revenues primarily reflect additional services provided to the USPS beginning in April 2011 and increased aircraft maintenance projects in 2011 compared to the previous year. The pre-tax earnings from all other activities were $1.7 million and $3.3 million for the three and six month periods ended June 30, 2011, respectively, compared to $3.8 million and $2.5 million for the corresponding periods of 2010. The decline in pre-tax earnings of $2.1 million for the second quarter of 2011 compared to the corresponding 2010 period reflects higher facility expenses for its other businesses segments, additional corporate expenses to support the subsidiaries and additional business development expenses to support the Company's growth. Pre-tax earnings increased $0.9 million for the first six months of 2011 compared to the corresponding 2010 period. The increase in pre-tax earnings for the first six months of 2011 reflects the higher costs experienced during the second quarter of 2011, offset by reduced employee post-retirement obligations resulting from benefit plan changes beginning in March of 2010, increased service revenues for managing workers' compensation claims for DHL, and unallocated overhead charges of $1.0 million during the first quarter of 2010 that ABX could not charge to DHL under the former DHL ACMI agreement.

Fleet Summary
The Company’s aircraft fleet is summarized below as of June 30, 2011 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767-200	14	19	33
Boeing 767-300	1	—	1
Boeing 757	2	—	2
Boeing 727	11	—	11
DC-8	14	—	14
Total	42	19	61
Carrying value			$578,978
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	1	—	1
Boeing 727	1	—	1
Total	6	—	6
Carrying value			$1,407
Aircraft in freighter modification or awaiting modification
Boeing 767-200	—	4	4
Boeing 767-300	—	3	3
Boeing 757		1	1

Total	—	8	8
Carrying value			$99,063
Idle aircraft (not scheduled for revenue)
Aircraft owned or under capital lease
DC-8	4	—	4
Boeing 727	1	—	1
Total	5	—	5
Carrying value			$1,133

As of June 30, 2011, ACMI Services was leasing 42 of its 48 in-service aircraft internally from CAM. ACMI Services operated 13 of the 19 aircraft that CAM leases to external customers. ACMI Services had idle airframes with a carrying value of $1.1 million for which the engines and rotables were being used to support other aircraft in the Company’s fleets. Aircraft fleet changes during 2011 are summarized below by quarter:
During the first quarter of 2011
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
During the second quarter of 2011
- CAM leased two Boeing 767-200 aircraft to DHL, bringing to 13 the total Boeing 767-200 aircraft leased to DHL.

- CAM completed the freighter modification of a Boeing 767-300 aircraft and leased it to ATI, which began an ACMI service in June of 2011 for a customer serving North and South America.
- CAM purchased a Boeing 757 passenger aircraft with the intent of modifying it into a combi aircraft.
- CAM purchased a Boeing 767-300 passenger aircraft with the intent of modifying it into a standard freighter.
- CCIA removed a Boeing 727 aircraft from service when its airframe maintenance cycle ended.

In July 2011, CAM purchased a Boeing 757 passenger aircraft and inducted it into the standard freighter modification process. As of June 30, 2011, we expect to complete the modification of four Boeing 767-200 aircraft, three Boeing 767-300 aircraft and one Boeing 757 aircraft into standard cargo freighters over the next eight months. In February 2011, CAM executed a long term lease agreement with a Brazilian airline for a Boeing 767-200 aircraft which began in the third quarter of 2011, and recently agreed to terms for a second 767-200 aircraft lease to begin in the third quarter of 2011 with the same airline. In June 2011, a customer canceled an ACMI agreement with ATI to operate two 767-300 freighters which was scheduled to begin in the third quarter of 2011. However, customer demand and interest remains high for placing the Boeing 767 aircraft into service as their modification is completed. Management is currently negotiating with current and potential customers to place the Boeing 767-300 aircraft into service later this year. Lead times and start-up costs may impact future operating results.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased by 9% and 3% during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The increase reflects a 9% increase in headcount since June 30, 2010 to support revenue growth and additional aircraft block hours.
Fuel expense increased by $14.8 million and $23.9 million during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The increase reflects the higher cost of aviation fuel. The average price of a gallon of aviation fuel increased 39% and 33% during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The cost of fuel is generally reimbursed to our airlines under our operating agreements and reflected as revenues.
Depreciation and amortization expense increased by $2.1 million and $3.7 million during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010. Depreciation expense increased due to the deployment of six modified aircraft since June 2010.
Maintenance, materials and repairs expense increased by $5.2 million and $8.8 million during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The increase in maintenance expense was primarily a result of increased flight hours on the Company's Boeing 767-200 aircraft engines. The Company maintains the General Electric CF6 engines that power its Boeing 767-200 aircraft through a "power by the hour" agreement ("PBH agreement") with a major service provider. The Company incurs a fee under the PBH agreement for each flight hour operated. The Company also has arranged for CAM's external leasing customers to participate under its PBH agreement. Engine maintenance expense increased due to the increase in hours flown by aircraft operated by the Company and an increase in hours flown by aircraft leased by CAM to external customers.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.6 million and remained flat for the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The increase during 2011 reflects additional expenses associated with providing aircraft maintenance during unscheduled aircraft down time.
Travel expense increased by $1.4 million and $2.5 million during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The increase is a result of additional flying, particularly in the Europe and Asia-Pacific regions.
Rent expense increased by $1.8 million and $3.7 million during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The increase reflects five additional Boeing 767 freighter aircraft the Company is leasing since June 2010 and an increase in the rental rates for the Company's facilities in Wilmington, Ohio in conjunction with a new lease agreement executed with a regional port authority in May 2010. Four of the five aircraft leased by the Company are owned by DHL and operated by ABX under the CMI agreement.
Insurance expenses increased by $0.2 million and decreased by $0.2 million during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010 due to changes in certain employee insurance costs.
Other operating expenses include professional fees, navigational services, employee training, utilities, the cost of parts sold to customers and gains and losses from the disposition of aircraft. Other operating expenses increased by $0.6 million and remained flat during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010.
Interest expense decreased by $1.1 million and $2.1 million during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods of 2010. The decline in interest expense reflects the reduction in the Company’s debt since June 2010 and lower interest rates. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from 3.2% in the second quarter of 2010 to 2.3% for the second quarter of 2011, while interest bearing debt decreased $8.5 million since June 30, 2010.
For the three and six month periods ended June 30, 2011, the Company recorded a pre-tax net gain on derivatives of $0.4 million and a pre-tax net loss on derivatives of $3.6 million, respectively. The gains and losses were a result of the interest rate derivatives held by the Company as described in Note I of the accompanying Notes to the Unaudited Condenssed Consolidated Financial Statemetns. In the first quarter of 2011, in conjunction with the new Credit Facility, the Company terminated its hedge accounting of interest rate swaps related to the former term loan, which resulted in the recognition of losses which had previously been reflected in other comprehensive income. In the second quarter of 2011, the Company repaid an aircraft loan prior to maturity and, as a result, the hedge accounting for the associated treasury lock was terminated, resulting in a pre-tax gain of $0.1 million.
For the six month period ended June 30, 2011, the Company recorded charges of $2.9 million to write-off unamortized debt issuance costs. During the first quarter of 2011, the Company wrote off $2.9 million of unamortized costs associated with the former credit agreement. During the second quarter of 2011, the Company wrote off a small amount of unamortized costs associated with an aircraft loan which was completely paid off prior to maturity.
The effective tax rate for continuing operations for both the three and six month periods ended June 30, 2011 was 37.5%, compared to 37.6% and 37.5%, respectively, for the corresponding periods in 2010. Income taxes recorded through June 30, 2011 have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. The effective tax rate for the full year 2011 is projected to be approximately 37.5%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $78.5 million for the first six months of 2011 compared to $59.5 million in the first six months of 2010. Improved cash flows for 2011 include a reduction in the Company's contribution to defined benefit pension plans during 2011 compared to 2010. Contributions to the pension trust were $25.9 million more during the first six months of 2010 compared to 2011. Cash flows during 2010 also included the receipt from DHL of amounts in reimbursement for severance payments made to employees and costs incurred arising from the termination of the former contracts with DHL.
Capital spending levels were primarily the result of aircraft modification costs for Boeing 767 aircraft. Cash payments for capital expenditures were $102.7 million in the first six months of 2011 compared to $58.3 million in the first six months of 2010. Capital expenditures in the first six months of 2011 included cargo modification costs related to nine aircraft compared to seven aircraft during the first six months of 2010. Capital expenditures in 2011 included $84.2 million for the acquisition and modification of aircraft, $17.1 million for required heavy maintenance and $1.4 million for other equipment costs.
During the first six months of 2011, we executed a new credit facility to refinance the former term loan of $172.4 million. The Company drew $150 million under the new term loan and $65 million from a revolving credit agreement. We made debt principal payments of $198.9 million, including the payoff of the former term loan of $172.4 million during the first six months of 2011. During the second quarter of 2011, we completely paid off an aircraft loan at par value prior to maturity, remitting $13.8 million for the outstanding principal. Additionally, $3.1 million of principal balance for the DHL promissory note was extinguished, pursuant to the CMI agreement with DHL during the first six months of 2011.

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
In September 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. Through June 30, 2011, ten such aircraft have completed the modification process. As of June 30, 2011, the last four of the fourteen Boeing 767-200 aircraft were undergoing modification to standard freighter configuration. As of June 30, 2011, to complete the aircraft currently undergoing modification, CAM will be obligated to pay IAI approximately $19.4 million.
In the third quarter of 2010, CAM purchased three passenger-configured Boeing 767-300 ER aircraft, each equipped with General Electric CF6 engines. In August 2010, CAM entered into an agreement with M&B Conversions Limited and IAI for the conversion by IAI of the three Boeing 767-300 series passenger aircraft to a standard freighter configuration. The agreement includes an option to convert up to seven additional Boeing 767-300 series passenger aircraft during the 10-year term of the agreement. As of June 30, 2011, one such aircraft has completed the modification process and one Boeing 767-300 aircraft was undergoing modification to a standard freighter configuration. In May 2011, CAM purchased another passenger-configured Boeing 767-300 ER aircraft equipped with General Electric CF6 engines and exercised one of the seven options to convert the aircraft to a standard freighter configuration. If CAM were to cancel the conversion program as of June 30, 2011, it would owe IAI approximately $6.0 million associated with additional conversion part kits which have been ordered.
In October 2010, CAM entered an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 "combi" variant to be developed by Precision will incorporate 10 full cargo pallet positions along with passenger seating for up to 58 occupants. In conjunction with the agreement, CAM made a deposit of $1.3 million toward the project. CAM is committed to convert at a minimum two Boeing 757 aircraft with Precision. In April 2011, CAM purchased a Boeing passenger 757 aircraft with the intent of modifying it for combi service. In July 2011, CAM purchased another Boeing 757 passenger aircraft and inducted it into the standard freighter modification process.
We estimate that total capital expenditures for 2011 could total $170 million to $200 million for costs related to the freighter modifications of six Boeing 767-200 aircraft, four Boeing 767-300 aircraft and two Boeing 757 aircraft. Actual capital spending for any future period will be impacted by the number of aircraft we decide to modify and the progress in the aircraft modification process. We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flows and our Credit Facility.
Liquidity
On May 9, 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility") to refinance the term loan of $172.4 million and extend debt repayment terms. The new Credit Facility includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $65 million. The new Credit Facility has an additional accordion feature of $50 million which the Company may draw subject to the lenders' consent. Under the Credit Facility, interest rates will be adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses, outstanding debt level plus the prevailing LIBOR or prime rates. At the Company's current debt-to-earnings ratio, the unsubordinated term loan and revolving loan bear a variable interest rate of 2.25% and 2.19%, respectively. Repayments of the term loan are scheduled to begin in June 2012 and the Company expects to make further draws on the revolving loan to fund its fleet expansion plans. In conjunction with the execution of the new Credit Facility, the Company terminated its previous credit agreement.
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
At June 30, 2011, the Company had approximately $37.9 million of cash balances. The Company had $94.7 million of unused credit facility, net of draws of $65.0 million and outstanding letters of credit of $15.3 million, through its Credit Facility. As specified under terms of ABX's CMI agreement with DHL, the $23.3 million balance at June 30, 2011 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Credit Facility, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.

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
On May 9, 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility"). The new Credit Facility includes a term loan of $150 million. Under the Credit Facility, interest rates will be adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates (see note E to the Notes to the Unaudited Condensed Consolidated Financial Statements). The Company's new Credit Facility requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the new unsubordinated term loan. Accordingly, in July 2011, the Company entered into a new interest rate swap instrument. Additionally, the Company continues to hold certain interest rate swaps that were required for the former term loan (see note I to the Notes to the Unaudited Condensed Consolidated Financial Statements). As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and

Exchange Commission rules and forms.
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
The FAA issued LOIs to CCIA arising from a focused inspection of that airline’s operations during the fourth quarter of 2009, several of which resulted in the FAA seeking monetary penalties against CCIA. ABX received an LOI from the FAA alleging that ABX failed to comply with an FAA Airworthiness Directive involving its Boeing 767 aircraft and proposing a monetary settlement. The Company believes it has adequately reserved for those monetary penalties being proposed by the FAA, although it’s possible that the FAA may propose additional penalties exceeding the amounts currently reserved.
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
Effective March 31, 2011, in conjunction with its decision to refinance the unsubordinated term loan, the Company ceased hedge accounting for certain interest rates swaps. The interest rate swaps were related to the former, unsubordinated term loan which was refinanced in May 2011. In addition to these interest rate swaps, the Company's new Credit Facility requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the new unsubordinated term loan. Accordingly, in July 2011, the Company entered into new derivative instruments. The Company did not designate the derivative instruments as hedges. Future fluctuations in LIBOR interest rates will result in the recording of gains and losses on interest rate derivatives that the Company holds.
Operating results and cash flows will be impacted by BAX/Schenker's decision to terminate the air network in North America.
The Company's revenues from BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift, comprised approximately 32% of the Company's revenues during the first six months of 2011 (23% of total revenue excluding directly reimbursable revenues, primarily jet fuel.) Future operating results and cash flows will be impacted by management's ability to replace this revenue stream though the redeployment of the Boeing 727 and DC-8 aircraft as well as the placement of additional Boeing 767 and 757 aircraft as those aircraft become ready for cargo service.
Management is assessing the number of Boeing 727 and DC-8 aircraft which will be removed from service, their demand in other air cargo markets and their value if sold as parts. The Company plans to test the carrying value of its aircraft, engines, goodwill and other intangibles during the third quarter of 2011. The amount of any impairment charge will depend on a number of factors including the number of aircraft that are removed from service, the estimated market value of aircraft, engines and parts that are removed from service and the amount of capitalized maintenance that is recoverable from BAX/Schenker. Management expects the Company will incur wind-down costs beginning in August 2011. The wind-down costs will include employee severance and benefits, airport lease termination payments, aircraft and equipment repositioning and other expenses. Management expects that a portion of the wind-down costs will be recovered from BAX/Schenker. The amount of impairment charges, the costs and duration of the wind-down, as well as amounts which may be recoverable from BAX/Schenker is presently not reasonably estimable by management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The response to this item is contained in the Company's Form 8-K filed with the Securities and Exchange Commission on May 11, 2011 and the information contained therein is incorporated herein by reference.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

10.1	Agreement to purchase one Boeing 757-200ER passenger aircraft between Cargo Aircraft Management, Inc. and Aircraft Lease Finance Corporation. (1)

10.2
Credit Agreement, dated as of May 9, 2011, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent, filed herewith.

10.3	Guarantee and Collateral Agreement, dated as of May 9, 2011, made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer
Date:	August 3, 2011

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer
Date:	August 3, 2011