Form 10-Q
period 2011-09-30
Air Transport Services Group, Inc.
filed 2011-11-07
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
FORM 10-Q
 ____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of November 7, 2011, Air Transport Services Group, Inc. had outstanding 64,069,154 shares of common stock, par value $0.01.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$195,480	$167,726	$563,668	$488,781
OPERATING EXPENSES
Salaries, wages and benefits	48,872	41,074	140,546	129,830
Fuel	41,829	33,745	130,145	98,203
Depreciation and amortization	22,616	22,758	68,865	65,310
Maintenance, materials and repairs	23,740	22,446	67,426	57,355
Landing and ramp	5,691	5,419	18,128	17,830
Travel	7,575	5,667	20,803	16,383
Rent	5,872	4,881	16,946	12,257
Insurance	2,720	2,130	7,464	7,122
Impairment of goodwill	2,797	—	2,797	—
Impairment of acquired intangibles	2,282	—	2,282	—
Impairment of aircraft	22,065	—	22,065	—
Other operating expenses	10,931	8,378	29,481	26,956
	196,990	146,498	526,948	431,246
OPERATING INCOME	(1,510)	21,228	36,720	57,535
OTHER INCOME (EXPENSE)
Interest income	29	83	128	241
Interest expense	(3,304)	(4,641)	(10,944)	(14,424)
Write-off of unamortized debt issuance costs	—	—	(2,886)	—
Net loss on derivative instruments	(1,881)	—	(5,437)	—
	(5,156)	(4,558)	(19,139)	(14,183)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,666)	16,670	17,581	43,352
INCOME TAX BENEFIT (EXPENSE)	1,840	(5,282)	(7,246)	(15,299)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(4,826)	11,388	10,335	28,053
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	24	(230)	(74)	(58)
NET EARNINGS (LOSS)	$(4,802)	$11,158	$10,261	$27,995

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.08)	$0.18	$0.16	$0.45
Discontinued operations	—	—	—	—
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$(0.08)	$0.18	$0.16	$0.45

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.08)	$0.18	$0.16	$0.44
Discontinued operations	—	(0.01)	—	—
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$(0.08)	$0.17	$0.16	$0.44

WEIGHTED AVERAGE SHARES
Basic	63,334	62,811	63,267	62,805
Diluted	63,334	64,202	64,078	64,076

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,779	$46,543
Accounts receivable, net of allowance of $1,207 in 2011 and $1,090 in 2010	42,360	40,876
Inventory	8,685	7,205
Prepaid supplies and other	10,667	10,132
Deferred income taxes	11,977	12,879
TOTAL CURRENT ASSETS	102,468	117,635
Property and equipment, net	742,233	658,756
Other assets	19,902	25,227
Intangibles	6,458	9,259
Goodwill	86,980	89,777
TOTAL ASSETS	$958,041	$900,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,698	$40,558
Accrued salaries, wages and benefits	24,824	24,145
Accrued expenses	11,894	12,144
Current portion of debt obligations	13,085	36,591
Unearned revenue	11,935	10,794
TOTAL CURRENT LIABILITIES	112,436	124,232
Long-term debt obligations	323,055	265,937
Post-retirement liabilities	101,862	116,614
Other liabilities	57,991	52,048
Deferred income taxes	47,475	39,746
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,069,154 and 63,652,228 shares issued and outstanding in 2011 and 2010, respectively	641	637
Additional paid-in capital	520,152	518,925
Accumulated deficit	(160,990)	(171,251)
Accumulated other comprehensive loss	(44,581)	(46,234)
TOTAL STOCKHOLDERS’ EQUITY	315,222	302,077
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$958,041	$900,654

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net earnings from continuing operations	$10,335	$28,053
Net loss from discontinued operations	(74)	(58)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of aircraft	22,065	—
Impairment of goodwill and acquired intangibles	5,079	—
Depreciation and amortization	68,865	65,310
Pension and post-retirement	(2,688)	(1,144)
Deferred income taxes	6,794	14,864
Amortization of stock-based compensation	2,165	1,230
Amortization of DHL promissory note	(4,650)	(3,100)
Write-off of unamortized debt issuance costs	2,886	—
Net loss on derivative instruments	5,437	—
Changes in assets and liabilities:
Accounts receivable	(841)	40,080
Inventory and prepaid supplies	(1,387)	(2,730)
Accounts payable	(864)	(311)
Unearned revenue	7,629	11,966
Accrued expenses, salaries, wages, benefits and other liabilities	(1,192)	(40,895)
Pension and post-retirement liabilities	(13,828)	(33,020)
Other	1,145	1,419
NET CASH PROVIDED BY OPERATING ACTIVITIES	106,876	81,664
INVESTING ACTIVITIES:
Capital expenditures	(162,557)	(90,741)
Proceeds from the disposal of property and equipment	441	31,497
Proceeds from the redemption of interest-bearing investments	1,750	—
NET CASH (USED IN) INVESTING ACTIVITIES	(160,366)	(59,244)
FINANCING ACTIVITIES:
Principal payments on long-term obligations	(201,738)	(61,184)
Proceeds from borrowings	240,000	—
Financing fees	(2,536)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	35,726	(61,184)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,764)	(38,764)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,543	83,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,779	$44,465

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$9,470	$12,591
Federal alternative minimum and state income taxes paid	$2,348	$367
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$4,650	$3,100
Accrued capital expenditures	$12,408	$1,215
See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

The condensed consolidated financial statements and related notes contained in this report should be read in conjunction with the audited financial statements and the related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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
Through its airline subsidiaries, the Company provides aircraft, flight crews and airline operations to its customers. Since August of 2003, the Company, through ABX, has had long term contracts with affiliates of DHL Worldwide Express, B.V., which are collectively referred to as “DHL.” DHL, an international, integrated delivery company, is the Company's largest customer. In March 2010, the Company and DHL executed new follow-on agreements, effective March 31, 2010. Under the new agreements, DHL leases 13 Boeing 767 freighter aircraft from CAM and ABX operates those aircraft for DHL under a separate crew, maintenance and insurance agreement (the "CMI agreement"). Prior to the new follow-on agreements, ABX provided aircraft, flight crews and maintenance to DHL under a cost-plus aircraft, crew, maintenance and insurance agreement (“the DHL ACMI agreement”).
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
Accounts Receivable and Allowance for Uncollectible Accounts
The Company's accounts receivable is primarily due from its significant customers (see Note C), other airlines, the USPS and freight forwarders. The Company performs a quarterly evaluation of the accounts receivable and the allowance for uncollectible accounts by reviewing specific customers recent payment history, growth prospects, financial condition and other factors that may impact a customer's ability to pay. The Company establishes an allowance for uncollectible accounts for probable losses due to a customer's potential inability or unwillingness to make contractual payments. Account balances are written off against the allowance when the Company ceases collection efforts.
Inventory
The Company’s inventory is comprised primarily of expendable aircraft parts and supplies used for aircraft maintenance. Inventory is generally charged to expense when issued for use on a Company aircraft. The Company values aircraft parts and supply inventory at weighted-average cost and maintains a related obsolescence reserve. The Company records an obsolescence reserve on a base stock of inventory for each fleet type. The amortization of base stock for the obsolescence reserve corresponds to the expected life of each fleet type. Additionally, the Company monitors the usage rates of inventory parts and segregates parts that are technologically outdated or no longer used in its fleet types. Slow moving and segregated items are actively marketed and written down to their estimated net realizable values based on market conditions.
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
Goodwill and Intangible Assets
The Company assesses, during the fourth quarter of each year, the carrying value of goodwill and indefinite-lived intangible assets. Impairment assessments may be performed on an interim basis if the Company finds it necessary. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment (see Note B).
Property and Equipment
Property and equipment are stated at cost, net of any impairment recorded. The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.

Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are summarized as follows:

Boeing 727 and DC-8 aircraft and flight equipment	1 year
Boeing 767 and 757 aircraft and flight equipment	10 to 20 years
Support equipment	5 to 10 years
Vehicles and other equipment	3 to 8 years

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
Aircraft and other long-lived assets are tested for impairment when circumstances indicate the carrying value of the assets may not be recoverable (see Note E). To conduct impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash are largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset group is less than the carrying value. If impairment exists, an adjustment is made to write the assets down to fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or fair value less the cost to sell.
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.6 million and $0.1 million for the quarters ended September 30, 2011 and 2010, respectively, and $1.5 million and $1.3 million for the nine month periods ended September 30, 2011 and 2010, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Other liabilities included $37.2 million and $39.2 million at September 30, 2011 and December 31, 2010, respectively, for self-insurance reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs reserved.
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

NOTE B—GOODWILL AND OTHER INTANGIBLES

The Company has two reporting units, ATI (a component of ACMI Services) and CAM, that have goodwill. In conjunction with the phase-out of BAX/Schenker's dedicated airlift in North America (see Note C), which relied on operations provided by the Company, the Company tested the carrying values of goodwill and related intangible assets as of July 31, 2011. The Company recognized an impairment charge to reduce the value of the recorded goodwill and customer relationship intangible associated with ATI to $52.6 million and $2.5 million, respectively. The Company determined the fair values of ATI and CAM separately using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). BAX/Schenker's decision to discontinue a dedicated U.S. air network using ATI's DC-8 aircraft was precipitated by prolonged recessionary conditions and trends toward higher fuel prices. ATI's remaining balances of goodwill and intangibles were not impaired further because of expected future net cash flows from its growing fleet of Boeing 767 aircraft and combi aircraft services which it provides to the U.S. military.
Changes in the carrying amount of goodwill during the nine month period ended September 30, 2011, by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2010	$55,382	$34,395	$89,777
Impairment	(2,797)	—	(2,797)
Carrying value as of September 30, 2011	$52,585	$34,395	$86,980

Changes in the carrying amount of intangible assets during the nine month period ended September 30, 2011 are as follows (in thousands):

	Customer Relationships	Airline Certificates
Carrying value as of December 31, 2010	$5,259	$4,000
Amortization	(519)	—
Impairment	(2,282)	—
Carrying value as of September 30, 2011	$2,458	$4,000
The customer relationship intangible amortizes over 10 more years while the airline certificates have indefinite lives and therefore are not amortized. The Company recorded amortization expense of $0.1 million and $0.5 million for the three and nine month periods ending September 30, 2011 for the customer relationships intangible asset. The Company recorded amortization expense of $0.2 million and $0.6 million for the three and nine month periods ending September 30, 2010 for the customer relationships intangible.

NOTE C—SIGNIFICANT CUSTOMERS
DHL
The Company, through ABX, has had contracts with DHL since August of 2003. The Company and DHL terminated the former DHL ACMI agreement and executed new follow-on agreements, effective March 31, 2010. Under the new agreements, DHL leases 13 Boeing 767 freighter aircraft from CAM, while ABX operates those aircraft for DHL under a separate CMI agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of crews provided to DHL for its U.S. network. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. The initial term of the CMI agreement is five years, while the term of the aircraft leases are seven years. Under the CMI agreement, ABX contracted with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement. AMES also provides scheduled maintenance for the four DHL-owned aircraft operated by ABX under the CMI agreement.
Continuing revenues from leases and contracted services for DHL were approximately 35% of the Company's consolidated revenues from continuing operations for the three and nine month periods ended September 30, 2011, respectively, compared to 33% and 35% for the corresponding periods of 2010. The Company’s balance sheets include accounts receivable and other long-term receivables with DHL of $15.2 million and $19.0 million as of September 30, 2011 and December 31, 2010, respectively.
BAX/Schenker
A substantial portion of the Company’s revenues, and cash flows have historically been derived from providing airlift to BAX/Schenker's network in North America. Under their agreements with BAX/Schenker, ATI and CCIA had the right to be the exclusive providers of main deck freighter lift in the BAX/Schenker U.S. network through December 31, 2011. Revenues from the services performed for BAX/Schenker were approximately 27% and 30% of the Company’s total revenues from continuing operations for the three and nine month periods ended September 30, 2011, respectively, compared to 29% for the corresponding periods of 2010. (Excluding directly reimbursable revenues, the revenues from the services performed for BAX/Schenker were approximately 16% and 17% of the Company's revenues for the three and nine month periods ended September 30, 2011.)
On July 22, 2011, BAX/Schenker announced its plans to adopt a new operating model that phases-out the dedicated air cargo network in North America supported by the Company. To execute that plan, on September 2, 2011, BAX/Schenker ceased air cargo operations at its air hub in Toledo, Ohio and began to conduct air operations from the Cincinnati/Northern Kentucky airport, utilizing DHL's U.S. air hub. In conjunction with the transfer to the Cincinnati/Northern Kentucky airport, BAX/Schenker reduced the dedicated aircraft to five DC-8 and four Boeing 727 freighters operated by ATI and CCIA; respectively. Previously, the Company had been providing eight Boeing 727 and eight DC-8 freighters to the BAX/Schenker network in North America. In October 2011, BAX/Schenker further reduced the number of DC-8 freighters to two aircraft in a back-up capacity. The Company expects to provide limited airlift directly to BAX/Schenker through the peak delivery season, until mid-December, 2011. After which time, the airlines' contracts with BAX/Schenker will expire and the Company expects DHL to supplement its U.S. air network to fully service BAX/Schenker freight volumes on DHL's expanded air network with only limited use of Boeing 727 and DC-8 aircraft during a transitional period. Management believes that DHL prefers more efficient Boeing 767 and 757 aircraft.
Beginning in August 2011, the Company began to incur wind-down costs related to the phase-out of the BAX/Schenker air network in North America. During the third quarter of 2011, the Company's wind-down costs included employee severance benefits, airport lease termination payments, aircraft and equipment repositioning and other expenses. These expenses were approximately $0.4 million and were primarily recovered from BAX/Schenker under contractual terms. Additional wind-down costs may be incurred as BAX/Schenker completes the phase-out of its domestic air network.
As certain aircraft are phased-out, the Company is entitled to aircraft maintenance reimbursements under contractual obligations from BAX/Schenker. The Company’s balance sheets include accounts receivable with BAX/Schenker of $8.6 million and $5.5 million as of September 30, 2011 and December 31, 2010, respectively.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. military. The U.S. military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. military were approximately 12% of the Company's total revenues from continuing operations for the three and nine month periods ended September 30, 2011, respectively, compared to 14% for the corresponding periods of 2010. The Company's balance sheets included accounts receivable with the U.S. military of $5.3 million and $8.4 million as of September 30, 2011 and December 31, 2010, respectively.

NOTE D—FAIR VALUE MEASUREMENTS
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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2011	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$8,056	$—	$8,056
Total Assets	$—	$8,056	$—	$8,056
Liabilities
Interest rate swap	$—	$(5,580)	$—	$(5,580)
Total Liabilities	$—	$(5,580)	$—	$(5,580)

As of December 31, 2010	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,411	$—	$20,411
Total Assets	$—	$20,411	$—	$20,411
Liabilities
Interest rate swap	$—	$(4,563)	$—	$(4,563)
Total Liabilities	$—	$(4,563)	$—	$(4,563)

As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $3.0 million more than the carrying value, which was $336.1 million at September 30, 2011. The non-financial assets, including goodwill and intangible assets, are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
At September 30, 2011, the Company’s subsidiaries owned or leased under capital leases 59 aircraft in serviceable condition, consisting of 21 Boeing 767-200 freighter aircraft leased to external customers, 37 freighter aircraft operated by the Company's airlines and one Boeing 767 passenger aircraft. These 37 freighter aircraft consisted of 13 Boeing 767-200, two Boeing 767-300, two Boeing 757, seven Boeing 727, and 13 McDonnell Douglas DC-8. Additionally, as of September 30, 2011, the Company had two Boeing 767-200 aircraft, two Boeing 767-300 aircraft and two Boeing 757 aircraft undergoing modification to standard freighter configuration. The combined carrying value of aircraft in modification was $87.1 million at September 30, 2011.
Property and equipment, to be held and used, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Aircraft and flight equipment	$992,656	$928,784
Support equipment	50,980	50,424
Vehicles and other equipment	1,541	1,604
Leasehold improvements	714	714
	1,045,891	981,526
Accumulated depreciation	(303,658)	(322,770)
Property and equipment, net	$742,233	$658,756
Aircraft and flight equipment includes $3.0 million of property held under capital leases as of September 30, 2011 and $22.2 million as of December 31, 2010. Accumulated depreciation and amortization includes $0.4 million as of September 30, 2011 and $10.8 million as of December 31, 2010 for property held under capital leases. CAM owned aircraft with a carrying value of $322.9 million and $263.2 million that were under leases to external customers as of September 30, 2011 and December 31, 2010, respectively.
Stagnant economic growth and higher fuel prices precipitated BAX/Schenker's decision to phase-out its North American air network (see note C) and diminished the demand for the Company's Boeing 727 and DC-8 freighter aircraft. These aircraft are less fuel efficient and generally require higher maintenance costs to maintain acceptable levels of reliability compared to more modern aircraft. As a result of these conditions and BAX/Schenker's decision in July 2011 to phase-out its North American air network, the Company has decided to retire the Boeing 727 and DC-8 freighter fleets. The Company plans to disassemble the aircraft to sell their engines and parts separately and has begun to market the aircraft engines, parts and airframes to other operators and aircraft part dealers. During the third quarter of 2011, the Company recorded a pre-tax impairment charge totaling $22.1 million to reduce the carrying values of its Boeing 727 and DC-8 freighters, engines and related parts to their estimated fair value. The Company determined the fair values of these aircraft with the assistance of an independent appraiser using comparable market sales (level 2 fair value inputs). The remaining carrying value of the Company's Boeing 727 and DC-8 freighter aircraft, spare engines and related parts was $18.3 million as of September 30, 2011.

NOTE F—DEBT OBLIGATIONS
Long-term obligations consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Unsubordinated term loan	$150,000	$178,000
Revolving credit facility	90,000	—
Aircraft loans	72,573	92,075
Capital lease obligations-Boeing 727	1,867	5,910
Promissory note due to DHL, unsecured	21,700	26,350
Other capital leases	—	193
Total long-term obligations	336,140	302,528
Less: current portion	(13,085)	(36,591)
Total long-term obligations, net	$323,055	$265,937
In May 2011, the Company executed a new, syndicated credit facility with a larger borrowing capacity and repayment terms through April 2016 ("Credit Facility"). The new Credit Facility, with a consortium of banks, includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $90 million. The former term loan, having a balance of $172.4 million, was completely paid-off on May 9, 2011, using the proceeds of the new term loan and revolving loan. Under the terms of the Credit Facility, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit loan bear a variable interest rate of 2.34% and 2.23%, respectively. During the next twelve months, the Company expects to make further draws on the revolving credit loan to fund its fleet expansion plans. The new Credit Facility also has an accordion feature of $50 million which the Company may draw subject to the lenders' consent. Repayments of the term loan are scheduled to begin in June 2012. The Credit Facility provides for the issuance of letters of credit on the Company's behalf. As of September 30, 2011, the unused revolving credit facility totaled $73.1 million, net of draws of $90.0 million and outstanding letters of credit of $11.9 million.
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
The promissory note payable to DHL becomes due in August 2028 as a balloon payment, unless it is extinguished sooner under the terms of the DHL CMI agreement. Beginning April 1, 2010 and extending through the term of the DHL CMI agreement, the balance of the note is amortized ratably without cash payment, in exchange for services provided and thus is expected to be completely amortized by April 2015. The promissory note bears interest at a rate of 5% per annum, and DHL reimburses ABX the interest expense from the note through the term of the DHL CMI agreement.
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
Commitments
In September 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. Through September 30, 2011, twelve such aircraft have completed the modification process. As of September 30, 2011, the last two of the fourteen Boeing 767-200 aircraft were undergoing modification to standard freighter configuration. As of September 30, 2011, to complete the aircraft currently undergoing modification, CAM expects to pay IAI approximately $9.0 million.
In August 2010, CAM entered into an agreement with M&B Conversions Limited and IAI for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of September 30, 2011, two such aircraft have completed the modification process and two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration. If CAM were to cancel the conversion program as of September 30, 2011, it would owe IAI approximately $1.5 million associated with additional conversion part kits which have been ordered. In October of 2011, CAM purchased another Boeing 767-300 passenger aircraft for freighter conversion.
In October 2010, CAM entered into an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 combi variant to be developed by Precision will incorporate 10 full cargo pallet positions along with seating for up to 58 passengers. In April 2011, CAM purchased a Boeing passenger 757 aircraft which is currently undergoing combi development. In July 2011, CAM purchased another Boeing 757 passenger aircraft and inducted it into the standard freighter modification process with Precision. CAM is committed to convert at least two Boeing 757 aircraft with Precision. If CAM were to cancel the conversion program as of September 30, 2011, it would owe Precision approximately $8.0 million associated with engineering efforts and conversion part kits which have been ordered. In October of 2011, CAM purchased another Boeing 757-200 passenger aircraft for combi conversion.
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

Civil Action Alleging Violations of Immigration Laws
On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which was later amended to include a second former employee plaintiff, seeks damages in an unspecified amount and alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On March 18, 2010, the Court issued a decision in response to a motion filed by ABX and the other ABX defendants, dismissing three of the five claims constituting the basis of Plaintiffs' complaint. Thereafter, on October 7, 2010, the Court issued a decision permitting the plaintiffs to amend their complaint for the purpose of reinstating one of their dismissed claims. On October 26, 2010, ABX and the other ABX defendants filed an answer denying the allegations contained in plaintiffs’ second amended complaint.
The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.
FAA Enforcement Actions
The Company’s airline operations are subject to complex aviation and transportation laws and regulations that are continually enforced by the DOT and FAA. The Company’s airlines receive letters of investigation (“LOIs”) from the FAA from time to time in the ordinary course of business. The LOIs generally provide that some action of the airline may have been contrary to the FAA’s regulations. The airline responds to the LOIs and if the response is not satisfactory to the FAA, it can seek to impose a civil penalty for the alleged violations. Airlines are entitled to a hearing before an Administrative Law Judge or a Federal District Court Judge, depending on the amount of the penalty being sought, before any penalty order is deemed final.
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
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, brought an administrative action against ABX alleging numerous violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region, which is located near the Brussels Airport. On May 13, 2011, the BIM levied an administrative penalty on ABX in the amount of €0.1 million (approximately $0.2 million) for numerous alleged violations of the ordinance during the period from May 2009 through November 2009. ABX appealed this matter to the Environmental College in Brussels. However, on October 10, 2011, the Environmental College affirmed the decision of the BIM. ABX now intends to appeal the decision to the Council of State.
The ordinance in question is controversial for the reason that it is was adopted by the Brussels-Capital Region and is more restrictive than the noise limitations in effect in the Flemish Region, which is where the Brussels Airport is located. The ordinance is the subject of several court cases currently pending in the Belgian courts and numerous airlines have been levied fines thereunder.
Similar administrative actions may be brought against ABX with respect to alleged violations of the ordinance during the period from December 2009 through December 2010, which could also result in the imposition of administrative penalties.
ABX ceased operating in Belgium at the end of 2010.
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

Employees Under Collective Bargaining Agreements
As of September 30, 2011, the flight crewmember employees of ABX, ATI and CCIA were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12.5%
ATI	Airline Pilots Association	11.4%
CCIA	Airline Pilots Association	5.4%

NOTE H—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$62	$59	$—	$2,286	$186	$280
Interest cost	9,290	9,169	97	146	27,871	27,508	291	654
Expected return on plan assets	(9,757)	(8,900)	—	—	(29,271)	(26,700)	—	—
Amortization of prior service cost	—	—	(1,388)	(1,250)	—	—	(4,164)	(2,917)
Amortization of net loss	675	517	132	104	2,025	1,551	396	259
Net periodic benefit cost	$208	$786	$(1,097)	$(941)	$625	$4,645	$(3,291)	$(1,724)
During the three and nine month periods ended September 30, 2011, the Company contributed $8.4 million and $13.0 million to the pension plans. The Company plans to contribute approximately $5.0 million more in 2011.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2011 have been estimated utilizing a 37.7% rate based on year-to-date income and projected results for the full year, excluding non deductible impairment charges. The final effective tax rate to be applied to 2011 will depend on the actual amount of pre-tax book income generated by the Company for the full year.

NOTE J—DERIVATIVE INSTRUMENTS
In conjunction with the unsubordinated term loan under the former credit agreement, the Company entered into interest rate swaps in January 2008 to reduce the effects of fluctuating LIBOR-based interest rates on forecasted interest payments stemming from the scheduled repayment of the debt. Under the interest rate swap agreements, the Company pays a fixed rate of 3.105% and receives a floating rate that resets quarterly based on LIBOR. The notional value of the interest rate swaps step downward through December 31, 2012. In accordance with FASB ASC Topic 815-30 Derivatives and Hedging, the Company accounted for the interest rate swaps as hedges of the forecasted cash flows. Accordingly, losses caused by lower floating interest rates had been recorded to accumulated other comprehensive income. Effective March 31, 2011, in conjunction with its decision to refinance the unsubordinated term loan, the Company ceased hedge accounting after determining that the forecasted interest payments will not occur near the time originally expected. As a result, the Company recorded a pre-tax charge of $3.9 million in the first quarter of 2011 based on the fair market value of the derivatives on March 31, 2011, to recognize the losses previously recorded in accumulated other comprehensive income.
In addition to the interest rate swaps noted above, the Company's new Credit Facility requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the new subordinated term loan. As a result, the Company entered into a new interest rate swap in July of 2011 having an initial notional value of $75.0 million and a forward start date of December 31, 2011. Under this swap, the Company will pay a fixed rate of 2.02% and receive a floating rate that resets quarterly based on LIBOR. The Company did not designate the recent interest rate swap as a hedge for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of earnings.
For the quarter ended September 30, 2011, the Company recorded an unrealized loss on derivatives of $1.9 million to reflect the interest rate swaps at market value. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30, 2011		December 31, 2010
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
December 31, 2012	3.105%	$61,625	$(1,871)	$68,000	$(2,893)
December 31, 2012	3.105%	36,250	(1,102)	40,000	(1,670)
May 9, 2016	2.020%	75,000	(2,607)	—	—

NOTE K—COMPREHENSIVE INCOME
Comprehensive income includes the following transactions for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Before Tax	Income Tax (Expense) or Benefit	Net of Tax	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2011
Net Income			$(4,802)			$10,261
Other comprehensive income:
Unrealized gain on derivative instruments	$—	$—	—	$631	$(229)	402
Reclassifications to net income:
Hedging gain realized	(16)	6	(10)	(209)	76	(133)
Unrealized loss on derivative instruments	—	—	—	3,932	(1,427)	2,505
Pension actuarial loss	675	(246)	429	2,025	(738)	1,287
Post-retirement actuarial loss	110	(40)	70	374	(136)	238
Post-retirement negative prior service cost	(1,388)	506	(882)	(4,164)	1,518	(2,646)
Total other comprehensive income	$(619)	$226	(393)	$2,589	$(936)	1,653
Comprehensive income			$(5,195)			$11,914

2010
Net Income			$11,158			$27,995
Other comprehensive income:
Post-retirement liabilities negative prior service cost	$—	$—	—	$22,014	$(7,991)	14,023
Unrealized loss on derivative instruments	(477)	173	(304)	(1,806)	656	(1,150)
Reclassifications to net income:
Hedging gain realized	(26)	9	(17)	(80)	29	(51)
Pension actuarial loss	517	(188)	329	1,551	(564)	987
Post-retirement actuarial loss	92	(32)	60	222	(79)	143
Post-retirement negative prior service cost	(1,250)	454	(796)	(2,917)	1,059	(1,858)
Total other comprehensive income	$(1,144)	$416	(728)	$18,984	$(6,890)	12,094
Comprehensive income			$10,430			$40,089

NOTE L—STOCK-BASED COMPENSATION
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

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,514,300	$3.55	1,505,550	$3.07
Granted	555,237	8.72	804,400	4.37
Converted	(293,300)	3.14	(27,539)	9.20
Expired	—	—	(39,211)	9.20
Forfeited	(168,200)	4.22	(65,400)	3.00
Outstanding at end of period	1,608,037	$5.32	2,177,800	$3.37
Vested	390,037	$4.45	326,400	$3.71
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
For the nine month periods ended September 30, 2011 and 2010, the Company recorded expense of $2.2 million and $1.2 million, respectively, for stock incentive awards. At September 30, 2011, there was $3.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.7 years. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of September 30, 2011. These awards could result in a maximum number of 1,849,687 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2013.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Earnings (loss) from continuing operations	$(4,826)	$11,388	$10,335	$28,053
Weighted-average shares outstanding for basic earnings per share	63,334	62,811	63,267	62,805
Common equivalent shares:
Effect of stock-based compensation awards	—	1,391	811	1,271
Weighted-average shares outstanding assuming dilution	63,334	64,202	64,078	64,076
Basic earnings (loss) per share from continuing operations	$(0.08)	$0.18	$0.16	$0.45
Diluted earnings (loss) per share from continuing operations	$(0.08)	$0.18	$0.16	$0.44
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 214,000 at September 30, 2011 and immaterial at September 30, 2010.

NOTE N—SEGMENT INFORMATION
The Company operates in two reportable segments, as described below. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings includes an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations including the CMI agreement with DHL, as well as ACMI and charter service agreements that the Company provides to other customers. The Company's other activities, which include contracts with the USPS, the sale of aircraft parts and maintenance services, management services for workers' compensation, logistics services and fuel management, do not constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets - All other below. The Company's segment information for continuing operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues:
CAM	$37,045	$28,559	$101,935	$71,176
ACMI Services	163,036	142,717	474,450	428,244
All other	26,335	23,040	77,242	63,188
Eliminate inter-segment revenues	(30,936)	(26,590)	(89,959)	(73,827)
Total	$195,480	$167,726	$563,668	$488,781
Customer revenues:
CAM	$17,815	$14,384	$47,710	$28,735
ACMI Services	162,921	142,586	473,952	427,995
All other	14,744	10,756	42,006	32,051
Total	$195,480	$167,726	$563,668	$488,781
Depreciation and amortization expense:
CAM	$14,320	$11,515	$40,246	$28,669
ACMI Services	8,259	11,197	28,660	36,365
All other	37	46	(41)	276
Total	$22,616	$22,758	$68,865	$65,310
Impairment charges:
CAM - aircraft impairment	$6,761	—	$6,761	—
ACMI Services - aircraft impairment	15,304	—	15,304	—
ACMI Services - customer relationship impairment	2,282	—	2,282	—
ACMI Services - goodwill impairment	2,797	—	2,797	—
Total	$27,144	—	$27,144	—
Segment earnings (loss):
CAM	$9,395	$11,991	$36,495	$28,282
ACMI Services	(17,625)	3,448	(15,575)	14,918
All other	3,672	3,124	7,001	5,600
Net unallocated interest expense	(227)	(1,893)	(2,017)	(5,448)
Write-off of unamortized debt issuance costs	—	—	(2,886)	—
Net gain/(loss) on derivative instruments	$(1,881)	—	(5,437)	—
Pre-tax earnings (loss) from continuing operations	$(6,666)	$16,670	$17,581	$43,352

The Company's assets are presented below by segment (in thousands):

	September 30,	December 31,
	2011	2010
Assets:
CAM	$732,369	$600,245
ACMI Services	140,262	198,024
Discontinued operations	4,103	5,015
All other	81,307	97,370
Total	$958,041	$900,654
Interest expense of $0.3 million and $0.9 million for the three and nine month periods ending September 30, 2011, respectively, compared to $0.4 million and $1.6 million for the corresponding periods of 2010, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $2.8 million and $7.9 million for the three and nine month periods ending September 30, 2011, respectively, compared to $2.3 million and $7.2 million for the corresponding periods of 2010.
The ACMI Services segment includes impairment charges of $2.8 million on the goodwill, $2.3 million on its acquired intangibles and $15.3 million on its aircraft in the third quarter of 2011. The CAM segment includes an impairment charge of $6.8 million on its aircraft in the third quarter of 2011.

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

INTRODUCTION
Air Transport Services Group, Inc. (the “Company”) is a holding company whose principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”). At September 30, 2011 the Company's in-service aircraft fleet consisted of 58 cargo aircraft and one passenger aircraft. Additionally, the Company owned six other aircraft that we expect to place into service after they are modified to standard freighter configuration. The Company has two reportable segments: ACMI Services, which primarily includes the cargo transportation operations of its three airlines and CAM, which includes the Company's aircraft leasing business. The Company's other business operations, including aircraft maintenance services, aircraft part sales, ground equipment leasing and maintenance, mail handling and fuel management, do not constitute reportable segments due to their size.
The Company has a concentrated base of leading customers which service international cargo traffic. The Company's three largest customers, which include affiliates of DHL Worldwide Express, B.V. ("DHL"), BAX Global, Inc. ("BAX/Schenker") and the U.S. military, totaled 74% and 77% of the Company's consolidated revenue during the three and nine month periods ended September 30, 2011.
The Company, through ABX, has had long-term contracts with DHL since August of 2003. Commencing March 31, 2010, the Company and DHL executed new commercial agreements under which DHL committed to lease 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the term of the aircraft leases is seven years, with early termination provisions. Through September 30, 2011, CAM leased all 13 Boeing 767-200 aircraft to DHL. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement.
Under the CMI agreement, ABX contracts with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement. AMES also provides scheduled maintenance for the four DHL-owned aircraft operated by ABX under the CMI agreement.
Prior to the new agreements, ABX provided flight crews, maintenance and aircraft to DHL under an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) which compensated ABX on a cost-plus mark-up basis. The follow-on agreements separate CAM's lease of freighter aircraft to DHL from the maintenance and operation of those aircraft by ABX on behalf of DHL.
A substantial portion of the Company’s revenues and cash flows have historically been derived from providing airlift to BAX/Schenker's network in North America. Under their agreements with BAX/Schenker, ATI and CCIA had the right to be the exclusive providers of main deck freighter lift for BAX/Schenker in the U.S. through December 31, 2011. The Company started 2011 with eight Boeing 727 and eight DC-8 aircraft dedicated to supporting the BAX/Schenker network in North America. However, on July 22, 2011, BAX/Schenker announced its plans to adopt a new operating model that phases out the dedicated air cargo network in North America supported by the Company. Instead of a dedicated aircraft, BAX/Schenker has begun to utilize DHL and other delivery services for its air transportation delivery requirements. Beginning on September 2, 2011, BAX/Schenker ceased air cargo operations at its air hub in Toledo, Ohio and began to conduct air operations from the Cincinnati/Northern Kentucky airport, utilizing DHL's U.S. air hub. In conjunction with the transfer to the Cincinnati/Northern Kentucky airport on September 2, 2011, BAX/

Schenker reduced the number of dedicated aircraft operated by ATI and CCIA to five DC-8 and four Boeing 727 freighters; respectively. In October 2011, BAX/Schenker further reduced the number of DC-8 freighters to two aircraft in a back-up capacity. We expect to provide limited airlift directly to BAX/Schenker through the peak delivery season until mid-December 2011. After which time, our airlines' contracts with BAX/Schenker will expire and we expect that DHL will supplement its U.S. air network to fully service BAX/Schenker freight volumes on its expanded air network with only limited use of Boeing 727 and DC-8 aircraft during a transitional period. We believe that DHL prefers more efficient Boeing 767 and 757 aircraft.
Triggered by BAX/Schenker's July decision, we tested the carrying value of the Company's aircraft, engines, aircraft and engine spare parts, goodwill and other intangibles during the third quarter of 2011. During the third quarter of 2011, we recorded pre-tax impairment charges totaling $27.1 million to reduce the carrying values of the Company's Boeing 727 and DC-8 freighters, goodwill and customer relationship intangible assets to their individual fair values. The lower fair value of these aircraft and BAX/Schenker's July decision to terminate its dedicated air network are the result of prolonged recessionary conditions and trends toward higher fuel prices. Demand for Boeing 727 and DC-8 aircraft has diminished in recent years because these older aircraft are less fuel efficient and generally not as reliable as more modern aircraft.
The Company's revenues from the services performed for BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift, were $52.4 million and $168.7 million for the three and nine month periods ended September 30, 2011, respectively, compared to $49.1 million and $141.4 million for the corresponding periods of 2010. The Company's revenues from BAX/Schenker comprised approximately 27% and 30% of the Company's total revenues during the three and nine month periods ended September 30, 2011, respectively (16% and 17% of total revenues excluding directly reimbursable revenues, respectively).

RESULTS OF OPERATIONS
Summary
The net loss from continuing operations was $4.8 million for the third quarter of 2011, compared to net income of $11.4 million for the third quarter of 2010. The pre-tax loss from continuing operations was $6.7 million, inclusive of asset impairment charges and derivative losses during the third quarter of 2011 compared to pre-tax earnings of $16.7 million in the third quarter of 2010 in which no impairment charges or derivative losses were recorded. The operating loss was $1.5 million during the third quarter of 2011 compared to operating income of $21.2 million in the third quarter of 2010. The decline in earnings from continuing operations as compared to the corresponding 2010 period resulted from the recognition of impairment charges in the third quarter of 2011. Operating income, excluding impairment charges improved $4.4 million for the third quarter of 2011, driven by CAM, which had five additional aircraft under external leases as of September 30, 2011 compared to a year ago.
Net earnings and pre-tax earnings from continuing operations were $10.3 million and $17.6 million for the first nine months of 2011, respectively, and declined by $17.7 million and $25.8 million, respectively, for the first nine months of 2011 compared to the corresponding 2010 periods. The decline in earnings from continuing operations as compared to the first nine months of 2010 includes asset impairment charges of $27.1 million, interest rate derivative losses of $5.4 million and the write-off of $2.9 million of unamortized debt issuance costs related to the refinancing of the Company's debt in 2011. None of these charges occurred during 2010. Pre-tax earnings for 2011 included lower interest expense which declined by $3.5 million compared to the first nine months of 2010.
Operating income, which included the asset impairment charge, was $36.7 million for the first nine months of 2011 and declined $20.8 million compared to the corresponding 2010 period. Operating income for first nine months of 2011, after removing impairment charges was $63.9 million compared to $57.5 million for the corresponding period of 2010, up 11 percent. This improved earnings over 2010, was driven by CAM, which placed five additional aircraft under lease since September 30, 2010.

The Company's impairment charges stemming from BAX/Schenker's transition to a new U.S. business model are described below:
- $22.1 million ($13.7 million after income tax benefit) to write-down Boeing 727 and DC-8 freighters, engines and related parts to their appraised fair values. In light of BAX/Schenker's decision to phase-out its dedicated air network in the U.S. and after evaluating business prospects for these aircraft, management has decided to discontinue the service of Boeing 727 and DC-8 freighters.
- $2.3 million ($1.4 million after income tax benefit) to write-down customer relationship intangible assets, reflecting the closure of BAX/Schenker's dedicated air network and the end of our exclusive contract to provide domestic airlift to BAX/Schenker.
- $2.8 million ($2.8 million after income tax benefit) to write-down goodwill acquired when the Company purchased ATI, operator of the DC-8 aircraft for BAX/Schenker. The write-down reflects lower forecasted cash flows in the near term as ATI re-fleets by replacing DC-8 aircraft operated for BAX/Schenker with more efficient Boeing 767 and 757 aircraft for other leading air delivery companies.
During 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility"). The new Credit Facility refinanced the Company's previous term loan and provides liquidity to expand the Company's aircraft fleet through April 2016. The new Credit Facility includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $90 million. In conjunction with the execution of the new Credit Facility, the Company terminated its previous credit agreement, which resulted in the write-off of $2.9 million of unamortized debt issuance costs associated with that credit agreement and the recognition of $3.9 million of losses for certain interest rate swaps previously designated as cash flow hedges of interest payments stemming from the former term loan. These charges, which totaled $6.8 million before income tax effects, were recorded in March 2011.
Customer revenues from continuing operations increased by $27.8 million and $74.9 million for the third quarter and first nine months of 2011, respectively, compared to the corresponding 2010 periods. Excluding directly reimbursed revenues, customer revenues increased by $24.0 million and $38.8 million for the third quarter and first nine months of 2011 compared to the corresponding 2010 periods. Revenue growth during the third quarter of 2011 compared to 2010 reflects additional external aircraft leases by CAM, up $3.4 million, additional Boeing 767 aircraft operations being performed under the ACMI Services segment, up $16.6 million, and increased aircraft maintenance services, up $2.8 million, which is reflected under other business operations. Revenue growth compared to the first nine months of 2010 was also driven by CAM, up $19.0 million, aircraft maintenance operations, up $9.1 million, and ACMI Services. Revenue growth comparisons to 2010 are affected by the termination of the DHL ACMI agreement and the termination of the severance and retention agreement ("S&R agreement") with DHL in March 2010. Under the S&R agreement, DHL compensated and reimbursed ABX for its management and costs associated with DHL's network restructuring starting in May 2008 and continuing through March 2010. Revenues from the S&R agreement were $4.0 million in the first quarter of 2010. Certain revenues recorded as airline services under the former DHL ACMI agreement, are contractually reimbursed by DHL under the new CMI agreement and reflected in reimbursed revenues beginning April 1, 2010.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues from Continuing Operations:
CAM	$37,045	$28,559	$101,935	$71,176
ACMI Services
Airline services	118,936	102,366	336,436	322,277
Other Reimbursable	44,100	40,351	138,014	101,967
DHL S&R activities	—	—	—	4,000
Total ACMI Services	163,036	142,717	474,450	428,244
Other Activities	26,335	23,040	77,242	63,188
Total Revenues	226,416	194,316	653,627	562,608
Eliminate internal revenues	(30,936)	(26,590)	(89,959)	(73,827)
Customer Revenues	$195,480	$167,726	$563,668	$488,781

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense and impairment charges	$9,395	$11,991	$36,495	$28,282
ACMI Services
Airline services	2,758	3,448	4,808	11,369
Asset impairment charges	(20,383)	—	(20,383)	—
DHL S&R activities	—	—	—	3,549
Total ACMI Services	(17,625)	3,448	(15,575)	14,918
Other Activities	3,672	3,124	7,001	5,600
Net unallocated interest expense	(227)	(1,893)	(2,017)	(5,448)
Write-off of unamortized debt issuance costs	—	—	(2,886)	—
Net loss on derivative instruments	(1,881)	—	(5,437)	—
Pre-Tax Earnings (Loss) from Continuing Operations	(6,666)	16,670	17,581	43,352
Add net interest expense and other non operating charges	5,156	4,558	19,139	14,183
Add asset impairment charges	27,144	—	27,144	—
Adjusted Operating Income	$25,634	$21,228	$63,864	$57,535

Other Reimbursable revenues include certain operating costs that are reimbursed to the airlines by their customers. Such costs include fuel used, landing fees and certain aircraft maintenance expenses. The types of costs that are reimbursed varies by customer operating agreement.
Adjusted operating income, a non GAAP measure, is operating income less asset impairment charges. Management uses Adjusted operating income, to compare the performance of its core operating results between periods. Adjusted operating income should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.

CAM
As of September 30, 2011, CAM had 59 aircraft that were under lease, 38 of them internally to ABX, ATI and CCIA. CAM's pre-tax earnings, inclusive of an interest expense allocation and $6.8 million for aircraft impairment charges, were $9.4 million and $36.5 million, respectively, during the third quarter and first nine months of 2011. CAM's pre-tax earnings, excluding the aircraft impairment charges, increased by $4.2 million and $15.0 million for the third quarter and first nine months of 2011 compared to the corresponding periods of 2010. Improved earnings reflected six more Boeing 767 freighter aircraft under lease since September 30, 2010. During the third quarter of 2011, CAM completed the freighter modification of two Boeing 767-200 aircraft and leased them to a Brazilian airline under long-term lease provisions, bringing the total number of aircraft leased to external customers to 21. During the second quarter of 2011, CAM leased two Boeing 767-200 aircraft to DHL, fulfilling its commitment from March of 2010 to lease 13 aircraft to DHL under long-term lease provisions. Additionally, during the first quarter of 2011, CAM leased one additional Boeing 767-200 freighter aircraft to an external customer. During 2011, CAM completed the modification of its first two Boeing 767-300 freighter aircraft and leased the aircraft internally to ATI.
CAM's revenues for the third quarter and first nine months of 2011 grew to $37.0 million and $101.9 million, respectively, compared to $28.6 million and $71.2 million during the corresponding periods of 2010. Revenues from external customers, particularly DHL, accounted for $3.4 million and $19.0 million, respectively, of the increase for the third quarter and first nine months of 2011. Since September 30, 2010, CAM has leased five more Boeing 767-200 aircraft externally, including two more aircraft to DHL. CAM's revenues from the Company's airlines totaled $19.2 million and $54.2 million for the third quarter and first nine months of 2011, respectively, compared to $14.2 million and $42.4 million for the corresponding periods of 2010.
CAM's fleet of Boeing 727 and DC-8 aircraft, which have been leased internally to CCIA and ATI, respectively, is being marketed to other airlines and part dealers.
ACMI Services Segment
As of September 30, 2011, ACMI Services included 55 in-service freighter aircraft, including 37 freighters leased internally from CAM, five leased from external providers and thirteen CAM-owned freighter aircraft which were under lease to DHL and operated by ABX under the CMI agreement. During 2011, ABX began to lease and operate two more DHL-owned aircraft, bringing to four the number of DHL-owned aircraft that ABX leases from DHL and operates under the CMI agreement. Also during 2011, ATI leased two Boeing 767-300 aircraft from CAM and began to operate the aircraft under ACMI agreements.
ACMI Services revenues were $163.0 million and $142.7 million during the third quarter of 2011 and 2010, respectively, and $474.5 million and $428.2 million for the first nine months of 2011 and 2010, respectively. Revenues from airline services increased $16.6 million and $14.2 million for the third quarter and first nine months of 2011 compared to the corresponding periods of 2010 driven by higher block hours flown for customers. Aircraft block hours flown for customers increased 6% and 8% during the third quarter and first nine months of 2011 compared to the corresponding periods of 2010. Reimbursable revenues increased $3.7 million and $36.0 million for the third quarter and first nine months of 2011, respectively, compared to the corresponding periods of 2010. The comparison of airline services revenues and reimbursable revenues to 2010 reflects the new commercial agreements between ABX and DHL which became effective in April 2010. Airline services revenues for the first quarter of 2010 include compensation based on aircraft depreciation and certain maintenance expense under the former cost-plus DHL ACMI agreement. Beginning in April 2010, lease revenues for the DHL network aircraft have been reflected in CAM's revenues, while compensation for certain aircraft related maintenance costs have been reflected as reimbursable revenues. Revenues from S&R activities declined by $4.0 million during 2011 compared to 2010 due to the termination of the S&R agreement in March 2010.
ACMI Services incurred a pre-tax loss of $17.6 million during the third quarter of 2011 due to asset impairment charges of $20.4 million. The pre-tax earnings for ACMI Services, excluding asset impairment charges, were $2.8 million and $3.4 million from airline services for the third quarter of 2011 and 2010, respectively, compared to $4.8 million and $11.4 million from airline services for the first nine months of 2011 and 2010. Operating results during 2011 were negatively impacted by unscheduled aircraft downtime, start-up costs for new Boeing 767 operations and reductions in revenues from U.S. military charters. As a result of unscheduled aircraft maintenance events, revenue flights were missed and higher operating expenses were incurred during the aircraft downtime. Some of the downtime affected DC-8 combi aircraft and Boeing 767 freighters operating in remote regions that were difficult to service. Revenues from the U.S. military declined $4.1 million during the first nine months of 2011 compared to the corresponding period of 2010 due to maintenance related cancellations and contractual rate reductions. The results for 2011 included start-up costs by ATI to gain passenger authority and operate passenger routes under an ACMI agreement with a tourist operator beginning in April 2011. This agreement was for the purpose of allowing ATI to build 12 months of passenger operating experience on the Boeing 767 aircraft, which is required in order to transport passengers for the U.S. military on such aircraft. Additionally, ATI incurred higher crew preparation costs in 2011 to support the addition of its first two Boeing 767-300 aircraft during the year and transition DC-8 crews to the Boeing 767 aircraft.
DHL, BAX/Schenker and the U.S. military accounted for 35%, 32% and 15% of ACMI Services revenues for the quarter ended September 30, 2011, respectively. Revenues from DHL and BAX/Schenker include the reimbursement of certain expenses. Excluding these reimbursable revenues, DHL, BAX/Schenker and the U.S. military accounted for 35%, 20% and 20%, respectively, of ACMI Services revenues for the third quarter of 2011. Excluding reimbursable revenues, DHL, BAX/Schenker and the U.S. military accounted for 42%, 23% and 23% of ACMI Services revenues for the quarter ended September 30, 2010, respectively.
As noted above, during 2011, ACMI Services included the operation of Boeing 727 and DC-8 aircraft in BAX/Schenker's North American network which is being phased-out in 2011. The Company has begun to market these aircraft, engines and related parts to other airlines and parts dealers. Revenue operations using the Boeing 727 and DC-8 freighters will be limited while the aircraft are marketed.
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
External customer revenues from all other activities were $14.7 million and $42.0 million for the third quarter and first nine months of 2011, respectively, compared to $10.8 million and $32.1 million for the corresponding periods in 2010. Increased revenues primarily reflect increased aircraft maintenance projects in 2011 compared to the previous year and additional services provided to the USPS beginning in April 2011.
The pre-tax earnings from other activities were $3.7 million and $7.0 million for the third quarter and first nine months of 2011, respectively, compared to $3.1 million and $5.6 million for the corresponding periods of 2010. The increase in pre-tax earnings for the third quarter of 2011 compared to the corresponding 2010 period of $0.6 million reflects increased aircraft maintenance projects completed during the third quarter of 2011 offset by higher facility expenses for the other businesses segments, additional corporate expenses to support the subsidiaries and additional business development expenses to support the Company's growth. Pre-tax earnings from other activities increased $1.4 million for the first nine months of 2011 compared to the corresponding 2010 period. The increase in pre-tax earnings for the first nine months of 2011 reflects increased service revenues for managing workers' compensation claims for DHL, reduced employee post-retirement obligations resulting from benefit plan changes beginning in March 2010, the absence of unallocated overhead charges during the first quarter of 2010 that ABX could not charge to DHL under the former DHL ACMI agreement, offset by the higher facility expenses and business developments costs experienced during 2011.

Fleet Summary
The Company’s aircraft fleet is summarized below as of September 30, 2011 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767-200	14	21	35
Boeing 767-300	2	—	2
Boeing 757	2	—	2
Boeing 727	7	—	7
DC-8	13	—	13
Total	38	21	59
Carrying value			$610,538
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	1	—	1
Total	5	—	5
Carrying value			$159
Aircraft for freighter modification
Boeing 767-200	—	2	2
Boeing 767-300	—	2	2
Boeing 757	—	2	2

Total	—	6	6
Carrying value			$87,142
Idle aircraft (not scheduled for revenue)
Aircraft owned or under capital lease
DC-8	—	5	5
Boeing 727	—	4	4
Total	—	9	9
Carrying value			$2,987
Aircraft under operating lease
Boeing 727	1	—	1
Total	1	—	1
Carrying value			$28
As of September 30, 2011, ACMI Services was leasing 38 of its 43 in-service aircraft internally from CAM. ACMI Services operated 13 of the 21 aircraft that CAM leases to external customers.
Aircraft fleet changes during 2011 are summarized below by fleet type:
CAM completed the freighter modification of four Boeing 767-200 aircraft and ABX returned a Boeing 767-200 aircraft to CAM. CAM leased the five Boeing 767-200 aircraft to external customers under long-term agreements, including two to DHL, bringing to 13 the total Boeing 767-200 aircraft leased to DHL. During 2011, ABX began to lease and operate two DHL-owned aircraft, bringing to four the number of DHL-owned aircraft that ABX leases from DHL and operates under the CMI agreement.
CAM completed the freighter modification of its first two Boeing 767-300 aircraft and leased them internally to ATI, who is operating them for a customer under ACMI agreements. CAM purchased its fourth Boeing 767-300 passenger aircraft with the intent of modifying it into a standard freighter.
CAM purchased two Boeing 757 passenger aircraft with the intent of modifying one into a combi aircraft and the other into a standard freighter.
We reduced the number of Boeing 727 and DC-8 aircraft in response to the phase-out of BAX/Schenker's North American network and diminished demand for these aircraft. The Boeing 727 and DC-8 freighter aircraft, engines and aircraft parts with a carrying value of $18.3 million are being marketed to part dealers and other airlines. These aircraft are not collateral for the Company's Credit Facility.
Additionally, in October 2011, CAM purchased a Boeing 757 passenger aircraft for modification into a combi aircraft configuration and its fifth Boeing 767-300 aircraft for modification into a standard freighter aircraft. We expect to complete the modification of two Boeing 767-200 aircraft, two Boeing 767-300 aircraft and one Boeing 757 aircraft into standard cargo freighters by mid February 2012. Additionally, we expect to complete the conversion of the fifth Boeing 767-300 aircraft into a standard freighter during the second quarter of 2012 and two Boeing 757 passenger aircraft into a combi variant by the fourth quarter of 2012. Management is currently negotiating with current and potential customers to place the Boeing 767-300 aircraft into service as freighter conversions are completed. Lead times and start-up costs may impact future operating results.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased by 19% and 8% during the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The increase reflects a 6% increase in the number of crew members since September 30, 2010 to support additional aircraft block hours and revenue growth. Additionally, labor expenses for customer aircraft maintenance projects increased during the third quarter of 2011, coinciding with the completion of the projects and increased aircraft maintenance revenues.
Fuel expense increased by $8.1 million and $31.9 million during the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The increase reflects the higher cost of aviation fuel. The average price of a gallon of aviation fuel increased 46% and 37% during the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The cost of fuel is generally reimbursed to our airlines under our operating agreements and reflected as revenues.
Depreciation and amortization expense remained flat and increased $3.6 million during the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods of 2010. Depreciation expense increased during the year due to the deployment of six modified Boeing 767 aircraft since the beginning of 2011. Depreciation expense for the third quarter of 2011 included incremental depreciation expense for adding Boeing 767 aircraft but was offset by a decrease in depreciation expense of $2.0 million for Boeing 727 and DC-8 aircraft because their carrying values declined since September 30, 2010.
Maintenance, materials and repairs expense increased by $1.3 million and $10.1 million during the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The increase in maintenance expense was primarily a result of increased flight hours on the Company's Boeing 767-200 aircraft engines. The Company maintains the General Electric CF6 engines for its Boeing 767-200 aircraft through a "power by the hour" agreement ("PBH agreement") with a major service provider. The Company incurs a fee under the PBH agreement for each flight hour operated. The Company has also arranged for CAM's external leasing customers to participate under its PBH agreement. Engine maintenance expense increased due to the increase in hours flown by aircraft operated by the Company and an increase in hours flown by aircraft leased by CAM to external customers.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.3 million for both the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The increase during 2011 reflects additional expenses associated with ramp utilization during unscheduled aircraft down time.
Travel expense increased by $1.9 million and $4.4 million during the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The increase is a result of additional flying operations, particularly in the European and Asia-Pacific regions.
Rent expense increased by $1.0 million and $4.7 million during the three and nine month periods ended September

30, 2011, respectively, compared to the corresponding periods of 2010. The increase reflects five additional Boeing 767 freighter aircraft the Company began leasing since September 2010 and an increase in the rental rates for the Company's facilities in Wilmington, Ohio in conjunction with a new lease agreement executed with a regional port authority in May 2010. Four of the five aircraft leased by the Company are owned by DHL and operated by ABX under the CMI agreement.
Insurance expenses increased by $0.6 million and $0.3 million during the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods of 2010 due to changes in certain employee insurance costs.
Other operating expenses include professional fees, navigational services, employee training, utilities, and the cost of parts sold to customers. Other operating expenses increased by $2.6 million and $2.5 million for the three and nine month periods ended September 30, 2011, compared to the corresponding periods of 2010 primarily due to additional aircraft operations during 2011.
Interest expense decreased by $1.3 million and $3.5 million during the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods of 2010. The decline in interest expense reflects the reduction in the level of the Company’s debt during the first four months of 2011, lower interest rates and an increase in capitalized interest for the aircraft undergoing freighter modification. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from 2.9% in the third quarter of 2010 to 2.3% for the third quarter of 2011.
For the three and nine month periods ended September 30, 2011, the Company recorded a pre-tax net loss on derivatives of $1.9 million and $5.4 million, respectively. The losses reflect the impact of lower market interest rates at September 30, 2011 on the interest rate derivatives held by the Company. In the first quarter of 2011, in conjunction with the new Credit Facility, the Company terminated its hedge accounting of interest rate swaps related to the former term loan, which resulted in the recognition of $3.9 million of losses which had previously been reflected in other comprehensive income. Additionally, the new Credit Facility requires the Company to maintain derivative instruments for at least fifty percent of the outstanding balance of the new subordinated term loan. As a result, the Company entered into a new interest rate swap in July of 2011. The Company did not designate the recent interest rate swap as a hedge for accounting purposes. Accordingly, the effect of lower interest rates since the purchase of the interest rate swap resulted in a net unrealized loss for the third quarter of 2011. Future fluctuations in interest rates will result in the recording of gains and losses on interest rate derivatives that the Company holds.
For the nine month period ended September 30, 2011, the Company recorded charges of $2.9 million to write-off unamortized debt issuance costs. During the first quarter of 2011, the Company wrote off $2.9 million of unamortized costs associated with the former credit agreement. During the second quarter of 2011, the Company wrote off a small amount of unamortized costs associated with an aircraft loan which was completely paid off prior to maturity.
The effective tax rate for continuing operations for the three and nine month periods ended September 30, 2011 was 27.6%, and 41.2% compared to 31.7% and 35.3%, respectively, for the corresponding periods in 2010. The effective tax rate for continuing operations in 2011 was affected by impairment charges that are not deductible for federal income tax purposes. The Company's effective tax rate for continuing operations was approximately 37% for three and nine month periods ended September 30, 2011 after adjusting for $2.8 million of non-deductible impairment charges. The effective tax rate for 2010 was smaller due to the recognition of a deferred tax benefit of $0.4 million in the third quarter of 2010. The deferred tax benefit in 2010 related to a previously unrecognized tax position under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740-10 Income Taxes. The statute of limitations for this item expired, resulting in the recording of the deferred tax benefit.
Income taxes recorded through September 30, 2011 have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. The effective tax rate for the full year 2011 is projected to be approximately 41.2%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $106.9 million for the first nine months of 2011 compared to $81.7 million in the first nine months of 2010. Increased cash flows for 2011 reflect improved operating results excluding the non-cash impairment charges of $27.1 million during 2011. The increased operating results for 2011 were driven by additional aircraft leases to external customers who prepay rent at the beginning of each month. Cash flows for 2011 also include a reduction of $23.4 million in the Company's contribution to its defined benefit pension plans during 2011 compared to 2010. During 2010, cash flows included the receipt from DHL of amounts in reimbursement for severance payments made to employees and costs incurred arising from the termination of the former contracts with DHL.
Capital spending levels were primarily the result of aircraft modification costs for Boeing 767 aircraft. Cash payments for capital expenditures were $162.6 million in the first nine months of 2011 compared to $90.7 million in the first nine months of 2010. Capital expenditures in the first nine months of 2011 included cargo modification costs related to twelve aircraft compared to eight aircraft during the first nine months of 2010. Capital expenditures in 2011 included $138.9 million for the acquisition and modification of aircraft, $20.8 million for required heavy maintenance and $2.9 million for other equipment costs.
During May of 2011, we executed a new credit facility to refinance the former term loan of $172.4 million. The Company drew $150 million under the new term loan in May and has drawn $90 million from a revolving credit agreement since the inception of the new credit facility to finance its fleet expansion. We made debt principal payments of $201.7 million, including the payoff of the former term loan of $172.4 million during the first nine months of 2011. During the second quarter of 2011, we completely paid off an aircraft loan at par value prior to maturity, remitting $13.8 million for the outstanding principal. Additionally, $4.7 million of principal balance for the DHL promissory note was extinguished, pursuant to the CMI agreement with DHL during the first nine months of 2011.
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
In September 2008, CAM entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”) for the conversion of up to fourteen Boeing 767-200 passenger door freighters to a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. Through September 30, 2011, twelve such aircraft have completed the modification process. As of September 30, 2011, the last two of the fourteen Boeing 767-200 aircraft were undergoing modification to standard freighter configuration. As of September 30, 2011, CAM expects to pay IAI approximately $9.0 million to complete the aircraft currently undergoing modification.
In August 2010, CAM entered into an agreement with M&B Conversions Limited and IAI for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of September 30, 2011, two such aircraft have completed the modification process and two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration. If CAM were to cancel the conversion program as of September 30, 2011, it would owe IAI approximately $1.5 million associated with additional conversion part kits which have been ordered.
In October 2010, CAM entered an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 combi variant to be developed by Precision will incorporate 10 full cargo pallet positions along with passenger seating for up to 58 occupants. In April 2011, CAM purchased a Boeing passenger 757 aircraft which is currently undergoing combi development. In July 2011, CAM purchased another Boeing 757 passenger aircraft and inducted it into the standard freighter modification process with Precision. CAM is committed to convert at least two Boeing 757 aircraft with Precision. If CAM were to cancel the conversion programs as of September 30, 2011, it would owe Precision approximately $8.0 million associated with engineering efforts and conversion part kits which have been ordered.
In October of 2011, CAM purchased another Boeing 757-200 passenger aircraft for combi conversion and its fifth

Boeing 767-300 for modification into a standard freighter. We estimate that capital expenditures for 2011will be $195 million primarily for aircraft acquisitions and related modification costs involving six Boeing 767-200 aircraft, five Boeing 767-300 aircraft and three Boeing 757 aircraft. Further, we estimate that total capital expenditures for 2012, including the costs to modify Boeing 767 and 757 aircraft could range from $180 million to $200 million. Actual capital spending for 2012 will be impacted by the availability and price of passenger Boeing 767-300 aircraft for conversion into freighter aircraft, as well as the number of such aircraft progressing through the freighter modification process. We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flows and our Credit Facility.
Liquidity
On May 9, 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility") to refinance a term loan of $172.4 million. The new Credit Facility includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $90 million. The new Credit Facility has an additional accordion feature of $50 million which the Company may draw subject to the lenders' consent. Under the Credit Facility, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), outstanding debt level plus the prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and revolving loan bear a variable interest rate of 2.34% and 2.23%, respectively. Repayments of the term loan are scheduled to begin in June 2012 and the Company expects to make further draws on the revolving loan to fund its fleet expansion plans. In conjunction with the execution of the new Credit Facility, the Company terminated its previous credit agreement.
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
At September 30, 2011, the Company had approximately $28.8 million of cash balances. The Company had $73.1 million of unused credit facility, net of draws of $90.0 million and outstanding letters of credit of $11.9 million, through its Credit Facility. As specified under terms of ABX's CMI agreement with DHL, the $21.7 million balance at September 30, 2011 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Credit Facility, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an ongoing basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimates used in preparing the consolidated financial statements.

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
Application of the goodwill impairment test requires significant judgment, including the determination of the fair value of each reporting unit that has goodwill. The Company has two reporting units, ATI and CAM, that have goodwill. We estimate the fair value of ATI and CAM separately using a market approach and an income approach utilizing discounted cash flows applied to a market-derived rate of return. The market approach utilizes market multiples from comparable publicly traded companies. The market multiples include revenues, EBIT (earnings before interest and taxes), EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDAR (earnings before interest, taxes, depreciation, amortization and rent). We derive cash flow assumptions from many factors including recent market trends, expected revenues, cost structure, aircraft maintenance schedules and long-term strategic plans for the deployment of aircraft. Key assumptions under the discounted cash flow models include projections for the number of aircraft in service, capital expenditures, long-term growth rates, operating cash flows and market-derived discount rates.
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
We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for ATI and CAM using multiples of EBITDAR, EBITDA, EBIT and revenues from comparable publicly traded companies. Based on our analysis, as of July 31, 2011, CAM's fair value exceeded its carrying value by more than 25%. However, we estimated that ATI's fair value was less than its carrying value. Accordingly, we calculated the implied fair value of ATI's goodwill and recorded an impairment charge of $2.8 million to reduce the recorded goodwill to the implied fair value.
The Company's key assumptions used for goodwill testing include uncertainties. Those uncertainties include the level of demand for cargo aircraft by shippers, the U.S. military and freight forwarders and CAM's ability to lease aircraft near expected modification completion dates. We anticipate that CAM will successfully modify five Boeing 767 aircraft and one Boeing 757 aircraft into a standard freighter configuration over the next year and place them under long-term lease agreements. We anticipate that CAM will successfully modify two Boeing 757 aircraft into combi configuration over the next two years and that ATI will deploy them. We expect that ATI will add two more Boeing 767 aircraft into service during 2012. We expect that ATI will continue to operate combi aircraft for the U.S. military. The demand for customer airlift is projected based on input from customers, the volume of bids requested by the U.S. military, management's interface with customer planning personnel and aircraft utilization trends. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences for cargo aircraft may be impacted by changes in aviation fuel prices. Key customers, including the U.S. military, may decide that they do not need as many aircraft as projected, or they may find alternative airlift.
The Company's finite lived intangible asset is for customer relationships acquired with ATI. This asset is amortized over the estimated useful economic life and reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The fair value of the asset was derived using projected revenues from existing customers and related attrition rates using the guidance under FASB ASC Topic 360-10 Property, Plant and Equipment, and separately from a discounted cash flow model used for goodwill impairment. The projected net cash flows attributed to existing customers were discounted using an estimated cost of capital, based on market participant assumptions.
Long-lived assets
Aircraft and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Factors which may cause an impairment include termination of aircraft from a customer's network, extended operating cash flow losses from the assets and management's decisions regarding the future use of assets. To conduct impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash are largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with an asset group is less than the carrying value. If impairment exists, an adjustment is made to write the assets down to fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable.
Depreciation
Depreciation of property and equipment is provided on a straight-line basis over the lesser of an asset’s useful life or lease term. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. The acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of our assets. We may change the estimated useful lives due to a number of reasons, such as the existence of excess capacity in our air system or ground networks, or changes in regulations grounding or limiting the use of aircraft.
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
Post-retirement Obligations
The Company sponsors qualified defined benefit pension plans for ABX’s flight crewmembers and other eligible employees. The Company also sponsors non-qualified, unfunded excess plans that provide benefits to executive management and crewmembers that are in addition to amounts permitted to be paid through our qualified plans under provisions of the tax laws. In 2009, we amended each defined benefit plan to freeze the accrual of additional benefits and we provided notification to the affected employees. The Company also sponsors unfunded post-retirement healthcare plans for ABX’s flight crewmember and non-flight crewmember employees.
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
On May 9, 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility"). The new Credit Facility includes a term loan of $150 million. Under the Credit Facility, interest rates will be adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates (see note F to the Notes to the Unaudited Condensed Consolidated Financial Statements). The Company's new Credit Facility requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the new unsubordinated term loan. Accordingly, in July 2011, the Company entered into a new interest rate swap instrument. Additionally, the Company continues to hold certain interest rate swaps that were required for the former term loan (see note J to the Notes to the Unaudited Condensed Consolidated Financial Statements). As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms.
(b) Changes in Internal Controls
There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Civil Action Alleging Violations of Immigration Laws
On December 31, 2008, a former ABX employee filed a complaint against ABX, a total of four current and former executives and managers of ABX, Garcia Labor Company of Ohio, and three former executives of the Garcia Labor companies, in the U.S. District Court for the Southern District of Ohio. The case was filed as a putative class action against the defendants, and asserts violations of the Racketeer Influenced and Corrupt Practices Act (RICO). The complaint, which was later amended to include a second former employee plaintiff, seeks damages in an unspecified amount and alleges that the defendants engaged in a scheme to hire illegal immigrant workers to depress the wages paid to hourly wage employees during the period from December 1999 to January 2005. On March 18, 2010, the Court issued a decision in response to a motion filed by ABX and the other ABX defendants, dismissing three of the five claims constituting the basis of Plaintiffs' complaint. Thereafter, on October 7, 2010, the Court issued a decision permitting the plaintiffs to amend their complaint for the purpose of reinstating one of their dismissed claims. On October 26, 2010, ABX and the other ABX defendants filed an answer denying the allegations contained in plaintiffs’ second amended complaint.
The complaint is similar to a prior complaint filed by another former employee in April 2007. The prior complaint was subsequently dismissed without prejudice at the plaintiff’s request on November 3, 2008.
FAA Enforcement Actions
The Company’s airline operations are subject to complex aviation and transportation laws and regulations that are continually enforced by the U.S. Department of Transportation and the Federal Aviation Administration ("FAA"). The Company’s airlines receive letters of investigation (“LOIs”) from the FAA from time to time in the ordinary course of business. The LOIs generally provide that some action of the airline may have been contrary to the FAA’s regulations. The airline responds to the LOIs and if the response is not satisfactory to the FAA, it can seek to impose a civil penalty for the alleged violations. Airlines are entitled to a hearing before an Administrative Law Judge or a Federal District Court Judge, depending on the amount of the penalty being sought, before any penalty order is deemed final.
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
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, brought an administrative action against ABX alleging numerous violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region, which is located near the Brussels Airport. On May 13, 2011, the BIM levied an administrative penalty on ABX in the amount of €0.1 million (approximately $0.2 million) for numerous alleged violations of the ordinance during the period from May 2009 through November 2009. ABX appealed this matter to the Environmental College in Brussels. However, on October 10, 2011, the Environmental College affirmed the decision of the BIM. ABX now intends to appeal the decision to the Council of State.
The ordinance in question is controversial for the reason that it is was adopted by the Brussels-Capital Region and is more restrictive than the noise limitations in effect in the Flemish Region, which is where the Brussels Airport is located. The ordinance is the subject of several court cases currently pending in the Belgian courts and numerous airlines have been levied fines thereunder.

Similar administrative actions may be brought against ABX with respect to alleged violations of the ordinance during the period from December 2009 through December 2010, which could also result in the imposition of administrative penalties.
ABX ceased operating in Belgium at the end of 2010.
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
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense and funding requirements are sensitive to changes in interest rates used to discount the estimated future benefits payments that have been earned by participants in the plans. The annual pension expense is recalculated at the beginning of each calendar year. Discount rates applicable to the Company's defined pension obligations were approximately 100 basis points lower at September 30, 2011 than at the end of 2010. If interest rates remain near the historic lows recently experienced, the Company's pension expense for 2012 is expected to increase significantly as compared to the 2011 expense when recalculated at the beginning of the year. For each 50 basis point decrease in the discount rate, the Company's annualized pension expense could increase approximately $4.0 million over the 2011 expense level.
Operating results and cash flows will be impacted by BAX/Schenker's decision to phase-out its air network in North America.
Revenues from BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift comprised approximately 30% of the Company's revenues during the first nine months of 2011 (17% of total revenues, excluding directly reimbursable revenues consisting primarily of jet fuel). Future operating results and cash flows will be impacted by management's ability to replace this revenue stream though the placement of additional Boeing 767 and 757 aircraft as those aircraft become ready for cargo service. The Company may incur additional wind-down costs, including employee severance and benefits, airport lease termination payments, aircraft and equipment repositioning and other expenses as BAX/Schenker phases-out its North American network. Additionally, the airlines' future operating results may be adversely impacted by the cost of retraining senior Boeing 727 and DC-8 flight crewmember employees for Boeing 767 and 757 aircraft operations, if the training cost is not accompanied by corresponding incremental customer revenues.

Operating results and cash flows will be impacted by the sales value of Boeing 727 and DC-8 aircraft, engines and related parts.
As of September 30, 2011, the Company has approximately $18.3 million of Boeing 727 and DC-8 aircraft, engines and related parts. This value is based on recent independent appraisal of the aircraft using comparable market sales. While the Company has begun to market the Boeing 727 and DC-8 aircraft, engines and related parts to other airlines and parts dealers, management cannot reasonably predict when the assets will be sold. Further, the market value of the assets could decline before the Company is able to sell them, resulting in additional impairment charges. Further, assets may be sold for an amount that is less than their carrying value at the time of sale, resulting in losses.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

10.1	Agreement to purchase one Boeing 757-200ER passenger aircraft between Cargo Aircraft Management, Inc. and Aircraft Lease Finance Corporation. (1)

10.2
Credit Agreement, dated as of May 9, 2011, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent. (2)

10.3	Guarantee and Collateral Agreement, dated as of May 9, 2011, made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent. (2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer
Date:	November 7, 2011

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer
Date:	November 7, 2011