Form 10-K
period 2011-12-31
Air Transport Services Group, Inc.
filed 2012-03-05
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $371,571,600. As of March 5, 2012, 64,015,789 shares of the registrant’s common stock, par value $0.01, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 11, 2012 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS
Statements contained in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors” starting on page 12 and in “Results of Operations” starting on page 24.
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

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2011 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
General Business Development
Air Transport Services Group, Inc. (“ATSG”), provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers. (When the context requires, we may use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.) Our customer revenues for 2011 are summarized as follows:

	ACMI Services	Aircraft leasing	Support services

External revenue (in thousands)	$604,951	$67,791	$57,391
Subsidiaries (defined below)	ABX, ATI, CCIA	CAM	ABX, AMES, AMS, GFS, LDS, LGSTX

Aircraft in-service (December 31, 2011)	36	21	Not applicable
ACMI Services: ATSG wholly owns three independent airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”), each of which is certificated by the U.S. Department of Transportation. These airlines primarily transport cargo using Boeing 767, 757, 727 and McDonnell Douglas DC-8 freighter aircraft typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI") services for customers.
Aircraft leasing: ATSG's aircraft leasing subsidiary Cargo Aircraft Management, Inc. (“CAM”), services global demand for medium range airlift capacity by offering aircraft that satisfy the market needs. Through its industry and customer contacts, CAM anticipates capacity demand, monitors the related aircraft sale markets, and acquires passenger aircraft based on projected into-service costs and rate of return targets. After acquisition, CAM manages the modification of passenger aircraft into freighters and then leases cargo aircraft either internally to ATSG airlines, or externally, typically under multi-year agreements.
Support services: ATSG offers a range of complementary solutions to shippers, freight forwarders and other airlines that provides us with a competitive advantage for growth and diversification. Customers who lease our aircraft typically need related services, such as scheduled aircraft maintenance, line maintenance and crew training which our subsidiaries can provide. ATSG’s other businesses and subsidiaries providing support services are summarized below.

•	Airborne Maintenance and Engineering Services, Inc. (“AMES”), an aircraft maintenance and repair organization;

•	AMES Material Services, Inc. ("AMS"), markets and sells aircraft parts;

•	LGSTX Services, Inc. (“LGSTX”), provides facility maintenance and ground equipment rentals for aircraft support;

•	LGSTX Distribution Services, Inc. ("LDS") (formerly ABX Cargo Services), operates mail sorting centers for the U.S Postal Service ("USPS");

•	Global Flight Source ("GFS"), provides aircraft dispatch and flight tracking services.
In 2010, we formed Airborne Global Solutions, Inc. ("AGS") to assist our subsidiaries in achieving their sales and marketing plans. AGS assists each of the Company's three airlines in their marketing strategy. Additionally, through AGS, we leverage our customer relationships on additional business opportunities, market our aviation knowledge and the broad capabilities of our subsidiaries. AGS works with our customers in identifying their business and operational requirements and then works with our subsidiaries in forming a bundled solution of aircraft leases and related support services to meet customers' needs.
ATSG is incorporated in Delaware and its headquarters is in Wilmington, Ohio. ATSG’s common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG. ATSG was formed on December 31, 2007, from the reorganization of ABX for the purpose of creating a holding company structure. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne and became an independent publicly traded company, in conjunction with the acquisition of Airborne by an indirect wholly-owned subsidiary of DHL Worldwide Express, B.V. ATSG acquired CAM, ATI and CCIA on December 31, 2007. ATI, based in Little Rock, Arkansas, began operations in 1979 and was an affiliate of BAX Global, Inc. (“BAX/Schenker”) prior to 2006. ATI operates McDonnell Douglas DC-8 and Boeing 767 aircraft and provides airlift to the U.S. Military, DHL and various other customers. CCIA obtained its airline operating certificate in 1996 and operates Boeing 727 and 757 aircraft, primarily providing air freight transportation for DHL.
DHL Network Operations (USA), Inc. and its affiliates ("DHL"), is the Company's largest customer, totaling 36% of the Company's consolidated revenues in 2011, while the U.S. Military comprised 12% of the Company's consolidated revenues in 2011. During 2011, BAX/Schenker totaled 26% of the Company's consolidated revenues. However, on July 22, 2011, BAX/Schenker announced its plans to phase out its dedicated air cargo network in North America which was supported by the Company through 2011. Instead of a dedicated aircraft network, BAX/Schenker now utilizes DHL and other delivery services for its air transportation delivery requirements. The Company provided limited airlift directly to BAX/Schenker through the peak delivery season, until late December of 2011. Beginning in January 2012, the Company contracted with DHL to supplement DHL's U.S. air network to service BAX/Schenker freight volumes on DHL's expanded air network without the use of ATI's DC-8 aircraft and with only limited use of CCIA's Boeing 727 aircraft.
Description of Business
The Company has two reportable segments,“ACMI Services" and "CAM." Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Company’s other business operations, including aircraft maintenance and modification services, aircraft part sales, equipment leasing and maintenance and mail handling for the USPS do not constitute reportable segments due to their size. Financial information about our segments and geographical revenues is presented in Note N to the accompanying consolidated financial statements.
CAM
CAM’s fleet consists of Boeing 767, Boeing 757, Boeing 727 and McDonnell Douglas DC-8 aircraft. CAM leases aircraft to ATSG airlines and to external customers, usually under multi-year contracts with a schedule of fixed monthly payments. Under a typical lease arrangement, the customer maintains the aircraft in serviceable condition at its own cost. At the end of the lease term, the customer typically is required to return the aircraft in approximately the same maintenance condition as it was in at the inception of the lease, as measured by airframe and engine time, until the next scheduled maintenance event. CAM examines the credit worthiness of potential customers, their short and long term growth prospects, their financial condition and backing, the experience of their management and the impact of governmental regulation when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease.
Through CAM, we plan to expand the Company's combined fleet of aircraft. Information about the Company's commitments for aircraft expenditures is included in Note G to the accompanying consolidated financial statements.
ACMI Services
Through the Company's three airline subsidiaries, we provide airline operations to DHL, other airlines, freight forwarders and the U.S. Military. A typical operating agreement requires the ATSG airline to supply, at a specific rate per block hour and/or per month, the aircraft, crew, maintenance and insurance for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. However, some charter agreements, including with the U.S. Military, require the airline to provide full service, including fuel and other operating expenses, in addition to aircraft, crew, maintenance and insurance for a fixed, all-inclusive price.
The Company, through ABX, has had long term contracts with DHL since August 16, 2003. Beginning in August

2003, ABX operated primarily under two commercial agreements with DHL; an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) and a hub services agreement (“Hub Services agreement”), both of which had become effective in conjunction with DHL's acquisition of Airborne. Under these agreements, ABX and DHL generally operated under a cost-plus pricing structure. ABX provided staff to conduct package sorting, as well as airport, facilities and equipment maintenance services for DHL under the Hub Services agreement. In 2008, DHL began to restructure its U.S. operations due to continued losses. Pursuant to its restructuring plan, DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased all remaining sort operations for DHL and the Hub Services agreement expired. Additionally, in the third quarter of 2009, DHL assumed the management of aircraft fuel services for its U.S. network that were previously provided by ABX.
ABX continued to provide airlift for DHL’s international delivery services in the U.S. through ABX’s Boeing 767 aircraft under the DHL ACMI agreement until March 2010. At that point, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements, effective on March 31, 2010. Under the new agreements, DHL committed to lease 13 Boeing 767 freighter aircraft from CAM. ABX was separately contracted to operate those aircraft for DHL under a five year crew, maintenance and insurance agreement ("CMI agreement"). Since April 1, 2010, ABX's revenues under the CMI Agreement are reported under the ACMI Services segment and the aircraft lease revenues are reported under the CAM segment. As of December 31, 2011, DHL was leasing 13 aircraft from CAM, all of which ABX operates for DHL under the CMI agreement.
ATI provides airlift to the Air Mobility Command ("AMC"), which is organized under the U.S. Military. ATI contracts its unique fleet of McDonnell Douglas DC-8 "combi" aircraft to the AMC. The combi aircraft are capable of carrying passengers and cargo containers on the main flight deck. AMC awards flights to U.S. certificated airlines through annual contracts. For the U.S. Government's fiscal year 2011, AMC awarded ATI three international routes for combi aircraft. These routes are for destinations that are not within the areas of the Middle East conflicts. Additionally, ATI often operates temporary "expansion" routes for the AMC using its McDonnell Douglas DC-8 combi and freighter aircraft.
The Company has limited exposure to fluctuations in the price of aviation fuel under contracts with our customers. DHL, like most of our ACMI customers, procures the aircraft fuel and fueling services necessary for their flights. The charter agreements with the U.S. Military are based on a preset pegged fuel price and include a subsequent true-up to the actual fuel prices within two cents per gallon.
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
AMES operates a Federal Aviation Administration (“FAA”) certificated 145 repair station, in Wilmington, Ohio, including hangars, a component shop and engineering capabilities. AMES is AS9100 quality certified for the aerospace industry. AMES markets its capabilities by identifying aviation-related maintenance and modification opportunities and matching them to its capabilities. AMES’ marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and Boeing 767 cockpits. The flat panel display modernizes aircraft avionics equipment and reduces maintenance costs by combining multiple display units into a single instrumentation panel. AMES has the capability to perform line maintenance and airframe maintenance on McDonnell Douglas DC-9, MD-80, Boeing 767, 757, 737 and 727 aircraft. AMES also has the capability to refurbish airframe components, including approximately 60% of the components for Boeing 767 aircraft.
DHL contracts with the Company to provide scheduled airframe maintenance for the 13 Boeing 767 aircraft that it leases from CAM. The Company also provides scheduled maintenance for four DHL-owned aircraft operated by ABX under the CMI agreement.

Aircraft Parts Sales and Brokerage
AMS is an Aviation Suppliers Association 100 Certified reseller and broker of aircraft parts. AMS carries an inventory of Boeing 767, DC-9 and DC-8 spare parts and also maintains inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. AMS' customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.
Equipment and Facility Maintenance
LGSTX provides contract services for aviation support and facility services throughout the U.S. LGSTX has a large inventory of ground support equipment, such as power units, airstarts, deicers and pushback vehicles that it rents to airports, airlines and other customers. LGSTX is also licensed to resell aircraft fuel. LGSTX arranges fueling services for customers and can provide fuel for aircraft charter customers.
U.S. Postal Service
Since September 2004, we have provided mail sorting services under contracts with the USPS. Our subsidiary, LDS, manages USPS mail sort centers in Indianapolis, Dallas and Memphis. Under each of these three contracts, we are compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. Each contract was renewed in 2010 and has a two-year term, with expiration dates in either September or October 2012. LDS is also operating two load consolidation centers for the USPS in Des Moines and Memphis under contracts that expire in June of 2012.
Flight Support
ABX is FAA-certificated to offer flight crew training to customers and rent usage of their flight simulators for outside training programs. ABX has three flight simulators in operation. ABX’s Boeing 767 and DC-9 flight simulators are level C certified. The level C flight simulators allow ABX to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft. The DC-8 simulator is level B certified, which allows ABX to qualify flight crewmembers by performing a minimum number of flights in an aircraft.
The Company's GFS business provides aircraft dispatch and flight monitoring to supplemental air carriers.
Discontinued operations
Discontinued operations are a result of DHL's decision in 2008 to restructure its U.S. operations due to continued losses. Pursuant to its restructuring plan, DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased all remaining sort operations for DHL and the Hub Services agreement expired. Additionally, in the third quarter of 2009, DHL assumed management of aircraft fuel services for its U.S. network previously provided by ABX. Since that time, the results of the DHL hub services operations and the aircraft fuel operations are reported as discontinued operations. The results of discontinued operations for 2011 primarily reflect pension for the former hub employees and costs related to legal claims involving ABX's use of temporary workers in its hub services operation (See Item 3, Legal Proceedings).
Industry
The primary competitive factors in the air cargo industry are price, fuel efficiency, geographic coverage, aircraft range, flight frequency, aircraft reliability and capacity. Our airline subsidiaries compete for domestic cargo volume principally with other cargo airlines and passenger airlines which have substantial belly cargo capacity. Other cargo airlines include Amerijet International, Inc., Astar USA, LLC, Atlas Air Worldwide Holdings, Inc., National Air Cargo, Evergreen International, Inc. and World Airways, Inc. The industry is capital intensive and highly competitive.
Air cargo volumes correlate closely with general economic conditions and the level of commercial activity in a geographic area. Stronger general economic conditions and growth in a region typically increase the need for product transportation. Historically, the cargo industry has experienced higher volumes during the fourth calendar quarter of each year due to increased shipments during the holiday season. Generally, time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery, while higher costs of jet fuel generally reduces the demand for air delivery services. When jet fuel prices increase, shippers will consider using ground transportation if the delivery time allows.
The scheduled delivery industry is dominated by integrated door-to-door carriers including DHL, the USPS, FedEx Corporation, and United Parcel Service, Inc. Although the volume of our business is impacted by competition among these integrated carriers, we do not usually compete directly with them.
Competition for aircraft leasing is generally affected by aircraft type, aircraft availability and lease rates. We target our leases to cargo airlines and delivery companies seeking medium widebody airlift.
The aircraft maintenance industry is labor intensive and typically competes based on cost, capabilities and reputation for quality. U.S. airlines may contract for aircraft maintenance with maintenance and repair organizations ("MROs") in other countries or geographies with a lower labor wage base, making the industry highly cost competitive.
Airline Operations
Flight Operations and Control
Each of the Company's airline operations are conducted pursuant to authority granted to them by the FAA. Airline flight operations, including aircraft dispatching, flight tracking and crew scheduling, are planned and controlled by personnel within each airline. The Company staffs aircraft dispatching and flight tracking 24 hours per day, 7 days per week.
Aircraft Maintenance
Our airlines’ operations are regulated by the FAA for aircraft safety and maintenance. Each airline performs routine inspections and airframe maintenance, including Airworthiness Directive and Service Bulletin compliance on all of their aircraft. The airlines’ maintenance and engineering personnel coordinate routine and non-routine maintenance requirements. Each airline’s maintenance program includes tracking the maintenance status of each aircraft, consulting with manufacturers and suppliers about procedures to correct irregularities and training maintenance personnel on the requirements of its FAA-approved maintenance program. The airlines contract with MROs, including AMES, to perform heavy airframe maintenance on airframes and engines. Each airline owns and maintains an inventory of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The number of spare items maintained is based on the fleet size, engine type operated and the reliability history of the item types.
Insurance
Our airline subsidiaries are required by the Department of Transportation (“DOT”) to carry a minimum amount of aircraft liability insurance. Their aircraft leases, loan agreements and ACMI agreements also require them to carry such insurance. The Company currently maintains public liability and property damage insurance, and our airline subsidiaries currently maintain aircraft hull and liability insurance and war risk insurance for their respective aircraft fleets in amounts consistent with industry standards. CAM’s customers are also required to maintain similar insurance coverage.
Employees
As of December 31, 2011, ATSG and its subsidiaries had approximately 2,010 employees, including 1,770 full-time employees and 240 part-time employees. The Company employed approximately 595 flight crewmembers, 870 aircraft maintenance technicians and flight support personnel, 280 warehousing, sorting and logistics personnel, 70 employees for airport maintenance and logistics, 25 employees for sales and marketing and 170 employees for administrative functions. On December 31, 2010, the Company had approximately 2,065 employees.

Labor Agreements
The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2011.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	13.7%
ATI	Airline Pilots Association	5/28/2014	10.9%
CCIA	Airline Pilots Association	7/31/2013	4.9%
Under the Railway Labor Act (“RLA”), as amended, the crewmember labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling-off” period before either party can resort to self-help, including, but not limited to, a work stoppage.

Training
The flight crewmembers are required to be licensed in accordance with Federal Aviation Regulations (“FARs”), with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to operate aircraft. Licenses and medical certifications are subject to recurrent requirements as set forth in the FARs to include recurrent training and minimum amounts of recent flying experience.
The FAA mandates initial and recurrent training for most flight, maintenance and engineering personnel. Mechanics and quality control inspectors must also be licensed and qualified to perform maintenance on Company operated and maintained aircraft. Our airline subsidiaries pay for all of the recurrent training required for their flight crewmembers and provide training for their ground service and maintenance personnel. Their training programs have received all required FAA approvals.
Intellectual Property
The Company owns a small number of U.S. patents that have a nominal commercial value. The Company also owns many STCs issued by the FAA. The Company uses these STCs mainly in support of its own fleets; however, AMES has marketed certain STCs to other airlines.
Information Systems
The Company has invested significant management and financial resources in the development of information systems to facilitate flight and maintenance operations. The Company utilizes its systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using its systems, the Company tracks and controls inventories and costs associated with each maintenance task, including the personnel performing those tasks. In addition, the Company’s flight operations systems coordinate flight schedules and crew schedules. It has developed and procured systems to track crewmember flight and duty time, and crewmember training status.

Regulation
Our subsidiaries’ airline operations are generally regulated by the DOT, the FAA and the Transportation Security Administration (“TSA”). Those operations must comply with numerous security and environmental laws, ordinances and regulations. In addition, they must also comply with various other federal, state, local and foreign laws and regulations.

Environment
Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean-up of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up such contaminated property, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which a business located thereon may be operated and may impose remediation or compliance costs. Under its expired air park sublease with DHL, ABX and DHL are required to defend, indemnify and hold each other harmless from and against certain environmental claims associated with the Air Park in Wilmington, Ohio.
Our subsidiaries’ aircraft currently meet all known requirements for engine emission levels. However, under the Clean Air Act, individual states or the U.S. Environmental Protection Agency may adopt regulations requiring reductions in emissions for one or more localities based on the measured air quality at such localities. Such regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units.
In addition, the European Commission has approved the extension of the European Union Emissions Trading Scheme ("ETS") for greenhouse gas emissions to the airline industry. Beginning in 2012, all Company airline subsidiary flights to and from any airport in any member state of the European Union are covered by the ETS requirements, and each year we are now required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights.
The federal government generally regulates aircraft engine noise at its source. However, local airport operators may, under certain circumstances, regulate airport operations based on aircraft noise considerations. The Airport Noise and Capacity Act of 1990 provides that, in the case of Stage 3 aircraft (all of our operating aircraft satisfy Stage 3 noise compliance requirements), an airport operator must obtain the carriers’ consent to, or the government’s approval of, the rule prior to its adoption. We believe the operation of our airline subsidiaries’ aircraft either complies with or is exempt from compliance with currently applicable local airport rules. However, some airport authorities have adopted local noise regulations, and, to the extent more stringent aircraft operating regulations are adopted on a widespread basis, our airline subsidiaries may be required to spend substantial funds, make schedule changes or take other actions to comply with such local rules.
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
Department of Transportation
The DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has issued ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The DOT has issued ATI certificate authority to engage in scheduled interstate air transportation, which is currently limited to all-cargo operations, and certificate authority to engage in interstate and foreign charter air transportation of persons, property and mail. CCIA holds DOT certificate authority to engage in interstate all-cargo air transportation and DOT certificate authority to engage in foreign charter air transportation of property and mail.  Additionally, the DOT has issued ABX, CCIA and ATI Certificates of Public Convenience and Necessity authorizing each of them to engage in scheduled foreign air transportation of cargo and mail between the U.S. and all current and future U.S. open-skies partner countries, which currently consists of over 100 foreign countries.  ABX also holds exemption authorities issued by DOT to conduct scheduled all-cargo operations between the U.S. and certain foreign countries with which the U.S. does not have an open-skies air transportation agreement.
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
The DOT has the authority to impose civil penalties, or to modify, suspend or revoke our certificates for cause, including failure to comply with federal laws or DOT regulations. A corporation holding either of the above-referenced certificates must qualify as a citizen of the United States, which, pursuant to federal law, requires that (1) it be organized under the laws of the U.S. or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be U.S. citizens, (3) that less than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. We believe we possess all necessary DOT-issued certificates and authorities to conduct our current operations and continue to qualify as a citizen of the United States.
Federal Aviation Administration
The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. The FAA issues operating certificates and operations specifications to carriers that possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. ABX, CCIA and ATI believe they hold all airworthiness and other FAA certificates and authorities required for the conduct of their business and the operation of their aircraft, although the FAA has the power to suspend, modify or revoke such certificates for cause, or to impose civil penalties for any failure to comply with federal laws and FAA regulations.
The FAA has the authority to issue airworthiness directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and the replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Company’s airline subsidiaries to inspect and replace aircraft components based on their age or condition. As a routine matter, the FAA issues airworthiness directives applicable to the aircraft operated by our airline subsidiaries, and our airlines comply, sometimes at considerable cost, as part of their aircraft maintenance program. In addition to the FAA practice of issuing Airworthiness Directives as conditions warrant, the FAA has adopted new policies to address issues involving older, but still economically viable, aircraft on a more systematic basis. FAA regulations mandate that aircraft manufacturers establish limits on aircraft flight cycles before which widespread fatigue damage might occur. The Boeing Company, has provided its recommendation to the FAA, which is reviewing those limits. Once these limits are approved by the FAA, carriers must then incorporate them into their maintenance programs over time. After the limits are reached, airlines will be unable to continue to operate the aircraft without the FAA first granting an extension of time to the operator. As the manufacturers have not yet set the new limits, the Company cannot yet estimate the impact of the new rule on any of its airline subsidiaries.
The FAA has adopted a policy regarding the proper application of airport rates and charges imposed on airlines. The policy provides greater flexibility to airport operators to impose charges that would expressly allow for the imposition of “congestion fees” rather than uniform airport fees. If airports in the U.S. seek to use the flexibility offered by this policy, it could have an impact on the cost of conducting our flight operations.
The FAA requires each of the airline subsidiaries to implement a drug and alcohol testing program with respect to all employees that engage in safety sensitive functions. Each of the airlines comply with these regulations.
Transportation Security Administration
The TSA, an administration within the Department of Homeland Security, is responsible for the screening of passengers, baggage and cargo and the security of aircraft and airports. Our airline subsidiaries comply with all applicable aircraft and cargo security requirements. The TSA has adopted cargo security-related rules that have imposed additional burdens on our airlines and our customers. Among other things, the TSA requires each airline to perform criminal history background checks on all employees. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to the Company’s airline subsidiaries in the future.
Department of Defense
ABX and ATI participate in the Department of Defense ("DOD") Civil Reserve Air Fleet ("CRAF") program. Our participation in the CRAF program allows the DOD to requisition specified aircraft for military use during a national defense emergency. The DOD compensates us for the use of aircraft under the CRAF program. In addition, participation in CRAF entitles our airlines to bid for military cargo charter operations.

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
Air cargo transportation volumes are strongly correlated to general economic conditions, including the price of aviation fuel. An economic downturn could reduce the demand for delivery services offered by DHL and other delivery businesses, in particular expedited services shipped via aircraft. Accordingly, an economic downturn could reduce the demand for airlift and cargo aircraft leases. Further, during an economic slowdown, customers generally prefer to use ground-based delivery services instead of more expensive air delivery services. Additionally, if the price of aviation fuel rises significantly, the demand for cargo aircraft and air delivery services may decline below expectations.
The Company continues to make significant investments in additional aircraft which may impact the Company’s operating results and financial condition.
We plan to make capital investments to modify additional Boeing 767 and Boeing 757 freighter aircraft. We are also developing a Boeing 757 combi variant which will be capable of carrying passengers and cargo containers on the main flight deck. The actual demand for the Boeing 767 and 757 may be less than we anticipate. The actual lease rates for newly modified aircraft may be less than we projected, or new leases may start later than we expect. Further, other airlines and lessors may be in a position to provide aircraft to the market before our aircraft are available for service.
The Company's future operating results and financial condition will depend in part on our subsidiaries’ ability to successfully deploy these aircraft in operations that provide a positive return on investment. Our success will depend, in part, on their ability to obtain and operate additional cargo volumes with customers, including international markets. Deploying aircraft in international markets can pose additional risks, regulatory requirements and costs.
Operating results and cash flows will be impacted by BAX/Schenker's decision to phase-out its air network in North America.
Revenues from BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift, comprised approximately 26% of the Company's revenues during 2011 (15% of total revenues, excluding directly reimbursable revenues consisting primarily of jet fuel). Future operating results and cash flows will be impacted by management's ability to replace this revenue stream through the placement of additional Boeing 767 and 757 aircraft as those aircraft become ready for cargo service. Additionally, the airlines' future operating results will be adversely impacted by the cost of retraining senior Boeing 727 and DC-8 flight crewmember employees for Boeing 767 and 757 aircraft operations, if the training costs are not accompanied by corresponding incremental customer revenues.
Our costs incurred in providing airline services could be more than the contractual revenues generated.
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
The Company’s three airlines rely on fight crews that are unionized. If collective bargaining agreements increase our costs and we cannot recover the increases in costs, we may decide to terminate customer contracts or curtail planned growth. If disagreements arise, airline operations could be interrupted and business could be adversely affected until agreements are reached with the crewmembers.
Our airline operating agreements include on-time reliability requirements which can impact the Company's operating results and financial condition.
Our airline operating agreements may contain monthly incentive payments for reaching specific on-time reliability thresholds. Additionally, our airline operating agreements may contain monetary penalties if aircraft reliability falls below certain monthly thresholds. As a result, our operating revenues may vary from period to period depending on the achievement of monthly incentives or the occurrence of penalties. Further, an airline could be found in default of an agreement if it does not maintain minimum thresholds over an extended period of time.
If ABX fails to maintain aircraft reliability above a minimum threshold in DHL's U.S. domestic network for two consecutive calendar months or three months in a rolling twelve month period, ABX would be in default of the CMI agreement with DHL. In that event, DHL may elect to terminate the CMI agreement, unless ABX maintains the minimum reliability threshold during a 60-day cure period. If DHL terminates the CMI agreement due to an ABX event of default, ABX would be subject to a monetary penalty payable to DHL. The penalty at March 31, 2012, and through the remaining initial term of the CMI agreement would be $10 million.
Under provisions of the CMI and lease agreements with DHL, DHL can terminate the CMI or lease agreements subject to early termination provisions.
DHL may terminate the CMI agreement for convenience at any time during the initial five-year term (other than the first twelve-months thereof) on the date that it ceases operating or causing to be operated the aircraft on air routes for which the origin and destination are within the United States, subject to providing six months notice and paying to ABX a termination fee. The termination fee started at $70 million on March 31, 2011, and amortizes to zero during the remaining four year initial term of the CMI agreement. DHL may terminate one or more of the aircraft leases for convenience at any time after the first 24 months of the respective terms thereof, upon providing six months' notice and paying to CAM a lump sum amount equal to six months' rent. DHL may also terminate one or more aircraft leases at any time after the first 54 months of the term of the CMI agreement, in the event that DHL desires to transfer operational control of such aircraft, but is restricted from doing so by the terms of the collective bargaining agreement between ABX and its pilots' union providing that members of the pilots' union have the right to follow the aircraft to another operator, subject to providing six months' notice and paying to CAM a lump sum amount equal to two months rent.
The AMC may not renew our contracts or may reduce the number of routes that we operate.
Our contracts with the AMC, an organization within the U.S. Military, are typically for one year and are not required to be renewed. The AMC may terminate the contracts for convenience or in the event we were to default for failure to satisfy reliability requirements or for other reasons. The number and frequency of AMC routes is sensitive to changes in military priorities and U.S. defense budgets.
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
Proposed rules from the DOT, FAA and TSA could increase the Company's operating costs and reduce customer utilization of airfreight.
In December 2011, the FAA finalized new rules for Flightcrew Member Duty and Rest Requirements (FMDRR) for passenger airlines. If applied to cargo carriers, the new rules would require a pilot to have nine hours for the opportunity to rest before reporting to flight duty and place other restrictions on the number of duty hours in particular time periods. While not currently required for the Company's cargo operations, if such rest requirements and restrictions were imposed on our cargo operations, these rules could have a significant impact on the costs incurred by ATSG airlines. The airlines would attempt to pass such additional costs onto their customers in the form of price increases. Customers, as a result, may seek to reduce their utilization of aircraft in favor of less expensive transportation alternatives. The ATSG airlines are each monitoring the rules and evaluating the effect that the rules could have on their flight resources and costs.
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
The cost of aircraft repairs and unexpected delays in the time required to complete aircraft maintenance could negatively affect our operating results.

Our aircraft provide ACMI services throughout the World, sometimes operating in remote regions. Our aircraft may experience maintenance events in locations that do not have the necessary repair capabilities or are difficult to reach. As a result, we may incur additional expenses and lose billable revenues that we would have otherwise earned. Under the CMI agreement with DHL, AMES provides scheduled airframe maintenance for the 13 Boeing 767 aircraft that DHL leases from CAM and we are required to provide a spare aircraft while the scheduled maintenance is completed If delays occur in the completion of aircraft maintenance, we may incur additional expense to provide airlift capacity and forego revenues.
We rely on third parties to modify aircraft and provide aircraft and engine maintenance.
We rely on certain third party service providers that have expertise or resources that we do not have. Third party service providers may seek to impose price increases that could negatively affect our competitiveness in the airline markets. An unexpected termination or delay involving service providers could have a material adverse effect on our operations and financial results. A delay in an aircraft modification could adversely impact our revenues and our ability to place the aircraft in the market. We must manage third party providers to meet aircraft modification schedules and maintenance events cost effectively to remain competitive to our customers.
The Company could violate debt covenants.
The Credit Facility contains covenants including, among other requirements, limitations on certain additional indebtedness and guarantees of indebtedness. The Credit Facility is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Credit Facility, the Company is required to maintain aircraft collateral coverage equal to 150% of the outstanding balance of the term loan and revolving credit facility. The Credit Facility stipulates events of default, including unspecified events that may have material adverse effects on the Company. The Credit Facility and aircraft loans cross default. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Facility and loans. In such an event, the Company’s cost of borrowings could increase, and our ability to modify and deploy aircraft could be limited as a result.
The Company's existing sources of liquidity may not be sufficient for our planned fleet expansion.
As of December 31, 2011, the Company's liquidity included $30.5 million of cash balances, $52.5 million available under the revolving credit facility and a $50 million accordion feature through the Credit Facility, subject to lender consent. Our fleet expansion plan for 2012 involves the acquisition and conversion of additional Boeing 767 and Boeing 757 aircraft which we expect to finance through the Credit Facility and cash generated from operations. Additionally, depending on market conditions, we may seek to invest in additional aircraft beyond that which is currently planned. The existing sources of liquidity may not be sufficient to support our planned fleet expansion. We may need additional sources of credit to complete the fleet expansion. If such additional sources of credit are not be available when we need the funds, the fleet expansion could be delayed. Further, such sources of credit would likely result in an increase to our borrowing costs and additional covenant requirements.
Operating results may be affected by fluctuations in interest rates.
Effective March 31, 2011, in conjunction with its decision to refinance the unsubordinated term loan, the Company ceased hedge accounting for certain interest rates swaps which it continues to hold. In addition to these interest rate swaps, the Company's new Credit Facility requires the Company to maintain derivative instruments for fluctuating interest rates, for at least 50% of the outstanding balance of the new unsubordinated term loan. Accordingly, in July 2011, the Company entered into new derivative instruments. The Company did not designate the derivative instruments as hedges. Future fluctuations in LIBOR interest rates will result in the recording of gains and losses on interest rate derivatives that the Company holds.
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense and funding requirements are sensitive to changes in interest rates used to discount the estimated future benefits payments that have been earned by participants in the plans. The annual pension expense is recalculated at the beginning of each calendar year using market interest rates at that point in time. Future fluctuations in interest rates could result in the recording of additional expense for pension and other post-retirement healthcare plans.
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
As of December 31, 2011, the Company has approximately $12.5 million of Boeing 727 and DC-8 freighter aircraft, engines and related parts. While the Company has begun to market the Boeing 727 and DC-8 aircraft, engines and related parts to other airlines and parts dealers, management cannot predict when the assets will be sold. The market value of the assets could decline before the Company is able to sell them, resulting in additional impairment charges. Further, assets may be sold for an amount that is less than their carrying value at the time of sale, resulting in losses.
We may need to reduce the carrying value of the Company’s assets.
The Company owns a significant amount of aircraft, aircraft parts and related equipment. Additionally, the balance sheet reflects assets for income tax carryforwards and other deferred tax assets. The removal of aircraft from service or continual losses from aircraft operations could require the Company to evaluate the recoverability of the carrying value of those aircraft, related parts and equipment and record an impairment charge through earnings to reduce the carrying value.
We have recorded significant amounts of goodwill and other intangibles assets related to acquisitions. If we are unable to achieve the projected levels of operating results and these assets are impaired, it may be necessary to record an impairment charge to reduce the carrying value of goodwill and related intangible assets. Similarly, if we were to lose a key customer or an airline's FAA authority to operate, it could be necessary to record an impairment charge.
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
All aircraft in the Company’s airline subsidiaries’ in-service fleets were manufactured prior to 1990. Manufacturer Service Bulletins and the FAA Airworthiness Directives issued under its “Aging Aircraft” program cause operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. The FAA may issue Airworthiness Directives that could require significant inspections and major modifications to such aircraft. The FAA may issue Airworthiness Directives that could limit the usability of certain aircraft types. We expect the FAA to issue an Airworthiness Directive that will require the replacement of the aft pressure bulkhead on Boeing 767-200 aircraft based on a certain number of landing cycles. If such an Airworthiness Directive is issued, we expect that most of the Boeing 767-200 aircraft in the Company's fleet will be effected. The cost of compliance is estimated to be $0.5 to $0.7 million per aircraft over a five to seven year period after the directive is issued.
In addition, FAA regulations require that aircraft manufacturers must establish limits on aircraft flight cycles to address issues involving older, but still economically viable, aircraft, as described in Item 1 of this report, under "Federal Aviation Administration." These regulations may increase our maintenance costs and eventually limit the use of our aircraft.
Failure to maintain the operating certificates and authorities of ABX, ATI and CCIA would adversely affect our business.
The airline subsidiaries have the necessary authority to conduct flight operations pursuant to the economic authority issued by the DOT and the safety based authority issued by the FAA. The continued effectiveness of such authority is subject to their compliance with applicable statutes and DOT, FAA and TSA rules and regulations, including any new rules and regulations that may be adopted in the future. The loss of such authority by an airline subsidiary could cause a default of covenants within the Credit Facility and would materially and adversely affect its airline operations, effectively eliminating the airline's ability to operate air services.
The Company may be affected by global climate change or by legal, regulatory or market responses to such potential climate change.
The Company is subject to the regulations of the U.S. Environmental Protection Agency and state and local governments regarding air quality and other matters. In part, because of the highly industrialized nature of many of the locations where the Company operates, there can be no assurance that we have discovered all environmental contamination or other matters for which the Company may be responsible.
Concern over climate change, including the impact of global warming, has led to significant federal, state and international legislative and regulatory efforts to limit greenhouse gas emissions. The European Commission has mandated the extension of the European Union Emissions Trading Scheme ("ETS") for greenhouse gas emissions to the airline industry. Beginning in 2012, all Company airline subsidiary flights to and from any airport in any member state of the European Union is covered by the ETS requirements, and each year we will be required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. Exceedance of the airlines' emission allowances would require the airlines to purchase additional emission allowances on the open market. The U.S. Congress has also considered the regulation of greenhouse gas emissions. In addition, the U.S. Environmental Protection Agency could regulate greenhouse gas emissions, especially aircraft engine emissions. The cost to comply with potential new laws and regulations could be substantial for the Company. These costs could include an increase in the cost of the fuel and capital costs associated with updating aircraft. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on the Company’s cost structure or operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases portions of the air park in Wilmington, Ohio, under a lease agreement with a regional port authority, the term of which expires in May of 2019. The lease includes corporate offices, 210,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space.
As of December 31, 2011, the Company and its subsidiaries' in-service aircraft fleet consisted of 52 owned aircraft and five leased aircraft, on an operating basis, for a total of 57 aircraft. The aircraft were all formerly passenger aircraft that have been modified for standard cargo operations, except for one Boeing 767 aircraft that remains in passenger configuration and four DC-8 combi aircraft. The aircraft are generally described as having medium to medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 48,000 to 119,500 pounds. These aircraft are well suited for intra-continental flights and medium range inter-continental flights. Because an airline's flight operations can be hindered by inclement weather, sophisticated landing systems and other equipment are utilized to minimize the effect that weather may have on flight operations. For example, ABX’s Boeing 767-200 aircraft are operated for Category III landings. This allows their crews to land under weather conditions with runway visibility of only 600 feet at airports with Category III Instrument Landing Systems.

The table below shows the combined in-service fleet of aircraft.

	In-service Aircraft as of December 31, 2011
Aircraft Type	Total	Owned	Operating lease	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	39	35	4	1982 - 1987	67,000 - 91,000	1,800 - 4,400
767-200 ER (3)	1	1	-	1985		5,000
767-300 SF (1)	3	2	1	1988 - 1989	119,500	2,800 - 4,400
DC-8-F (1)	3	3	-	1967 - 1969	96,000 - 108,800	1,800 - 4,400
DC-8-CF (2)	4	4	-	1968 - 1970	80,000 - 85,000	1,800 - 4,400
727-200 SF (1)	4	4	-	1973 - 1981	52,300 - 61,000	1,200 - 2,100
757-200 SF (1)	3	3	-	1984 - 1991	48,000 - 67,800	2,700 - 4,000
Total in-service	57	52	5
In addition, as of December 31, 2011, CAM had one Boeing 767-200 aircraft and three Boeing 767-300 aircraft that were undergoing modification to a standard freighter configuration and two Boeing 757-200 aircraft that were undergoing modification to a combi configuration (capable of carrying passengers and cargo containers on the main flight deck), none of which are reflected in the table above.
As of December 31, 2011, ABX operated 27 Boeing 767-200 aircraft and one Boeing 767-300 aircraft (13 of the 767-200 aircraft were leased by CAM to DHL and operated by ABX); ATI operated four Boeing 767-200 freighter aircraft, one Boeing 767-200 passenger aircraft, two Boeing 767-300 aircraft, three DC-8 freighter aircraft and four DC-8 combi aircraft; and CCIA operated four Boeing 727 aircraft and three Boeing 757 aircraft. In addition to these aircraft, CAM leased eight Boeing 767-200 aircraft to other airlines.
We believe that our existing facilities, aircraft fleet and planned aircraft investments as described in Note G to the accompanying financial statements, are appropriate for our current operations and growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.
____________________

(1)	These aircraft are configured for standard cargo containers, including large standard main deck cargo doors.

(2)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.

(3)	This is a passenger configured aircraft.

ITEM 3. LEGAL PROCEEDINGS
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
On March 18, 2010, the Court issued a decision in response to a motion filed by ABX and the other ABX defendants, dismissing three of the five claims constituting the basis of Plaintiffs' complaint. Thereafter, on October 7, 2010, the

Court issued a decision permitting the plaintiffs’ to amend their complaint for the purpose of reinstating one of their dismissed claims. On October 26, 2010, ABX and the other ABX defendants filed an answer denying the allegations contained in plaintiffs’ second amended complaint.
On December 2, 2011, the parties attended a settlement conference presided over by the Court and agreed to settle this matter. The settlement calls for ABX to pay to the plaintiffs a monetary amount, which management believes to be less than it would have cost for ABX to defend the case at trial. Once the plaintiffs have provided notice to the putative class members of the settlement, the Court will hold a hearing to consider any objections and seek final confirmation of the settlement.
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
The FAA issued LOIs to CCIA arising from a focused inspection of that airline’s operations during the fourth quarter of 2009 which resulted in the FAA seeking monetary penalties against CCIA. CCIA attended an informal conference with the FAA in November 2011 and agreed to pay reduced monetary penalties in satisfaction thereof.
ABX received an LOI from the FAA alleging that ABX failed to comply with an FAA Airworthiness Directive involving certain of its Boeing 767-200 aircraft and proposing a monetary settlement. However, the FAA has taken no action in this matter since December 2009.
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, brought an administrative action against ABX alleging numerous violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region, which is located near the Brussels Airport. On May 13, 2011, the BIM levied an administrative penalty on ABX in the amount of €0.1 million (approximately $0.2 million) for numerous alleged violations of the ordinance during the period from May 2009 through November 2009. ABX appealed this matter to the Environmental College in Brussels. However, on October 10, 2011, the Environmental College affirmed the decision of the BIM. On or about December 7, 2011, ABX appealed the decision to the Council of State, which appeal is currently pending.
On November 25, 2011, the BIM levied a second administrative penalty on ABX in the amount of €0.1 million (approximately $0.2 million) for numerous alleged violations of the ordinance during the period from December 2009 through December 2010. On January 2, 2012, ABX appealed this matter to the Environmental College in Brussels and, in the event the decision of the BIM is affirmed, will appeal the decision to the Council of State.
The ordinance in question is controversial for the reason that it was adopted by the Brussels-Capital Region and is more restrictive than the noise limitations in effect in the Flemish Region, which is where the Brussels Airport is located. The ordinance is the subject of several court cases currently pending in the Belgian courts and numerous airlines have been levied fines thereunder.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. The following table shows the range of high and low prices per share of our common stock for the periods.

2011 Quarter Ended:	Low	High
December 31, 2011	$3.86	$5.92
September 30, 2011	$4.30	$7.04
June 30, 2011	$6.14	$8.50
March 31, 2011	$7.00	$8.65

2010 Quarter Ended:	Low	High
December 31, 2010	$5.99	$8.10
September 30, 2010	$4.48	$6.50
June 30, 2010	$3.52	$6.03
March 31, 2010	$1.78	$3.49
On March 5, 2012, there were 1,761 stockholders of record of the Company’s common stock. The closing price of the Company’s common stock was $5.63 on March 5, 2012.

Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in the Company’s common stock with the cumulative total return of a $100 investment in the NASDAQ Composite Index and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2006 and ending on December 31, 2011.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Air Transport Services Group, Inc.	100.00	60.32	2.60	38.10	114.00	68.11
NASDAQ Composite Index	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Transportation Index	100.00	105.13	78.60	80.38	103.33	88.11
Dividends
The Company is restricted from paying dividends on its common stock in excess of $50.0 million during any calendar year under the provisions of its Credit Facility. Under the provisions of its promissory note due to DHL, the Company is required to prepay the DHL note in the amount of $0.20 for each dollar of dividend distributed to the stockholders of ATSG. The same prepayment stipulation applies to stock repurchases. No cash dividends have been paid or declared and no stock repurchases have been made or declared.
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

	As of and for the Years Ended December 31
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
OPERATING RESULTS (1):
Continuing revenues	$730,133	$667,382	$823,483	$941,686	$573,256
Operating expenses (2)	667,504	585,706	751,693	963,638	538,025
Net interest expense and other non operating charges (5)	21,769	18,359	26,432	34,667	9,510
Earnings (loss) from continuing operations before income taxes (2)	40,860	63,317	45,358	(56,619)	25,721
Income tax expense	(16,995)	(23,413)	(17,156)	(6,229)	(10,898)
Earnings (loss) from continuing operations	23,865	39,904	28,202	(62,848)	14,823
Discontinued earnings, net of tax (3)	(673)	(70)	6,247	6,858	4,764
Net earnings (loss)	$23,192	$39,834	$34,449	$(55,990)	$19,587
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS (1):
Basic	$0.38	$0.64	$0.45	$(1.01)	$0.26
Diluted	$0.37	$0.62	$0.44	$(1.01)	$0.25
WEIGHTED AVERAGE SHARES (1):
Basic	63,284	62,807	62,674	62,484	58,296
Diluted	64,085	64,009	63,279	62,484	58,649
SELECTED CONSOLIDATED
FINANCIAL DATA (1):
Cash and cash equivalents	$30,503	$46,543	$83,229	$116,114	$59,271
Deferred income tax asset	31,548	12,879	31,597	74,979	35,056
Property and equipment, net (2)	748,913	658,756	636,089	671,552	690,813
Goodwill and intangible assets (2)	93,376	99,036	99,890	100,777	210,354
Total assets	993,719	900,654	1,002,773	1,101,349	1,162,967
Post-retirement liabilities	188,110	119,746	155,720	299,964	190,028
Capital lease obligations (4)	—	6,103	12,918	72,282	88,483
Long term debt and current maturities, other than leases (4)	346,904	296,425	364,509	440,204	502,319
Deferred income tax liability	42,530	39,746	50,044	—	—
Stockholders’ equity	270,147	302,077	245,982	80,392	200,003
____________________

(1)	The consolidated financial data includes the Company’s acquisition of Cargo Holdings International, Inc. as of December 31, 2007.

(2)
In the third quarter of 2011, the Company recorded an impairment charge of $22.1 million on aircraft, $2.8 million on goodwill and $2.3 million on acquired intangibles. (See Notes C and E to the accompanying consolidated financial statements.) In the fourth quarter of 2008, the Company recorded an impairment charge of $73.2 million on goodwill and $18.0 million on acquired intangibles.

(3)	In the third quarter of 2009, ABX ceased providing hub services and fuel services for DHL. Accordingly, these business activities are reflected as discontinued operations for all years presented.

(4)
Capital lease obligations reflects the assumption and extinguishment of aircraft lease obligations by DHL during 2009 totaling $45.7 million. Additionally, Long term debt reflects the extinguishment of $46.3 million of the DHL promissory note during 2009.

(5)
During 2011, in conjunction with the execution of the new Credit Facility, the Company terminated its previous credit agreement, which resulted in the write-off of $2.9 million of unamortized debt issuance costs associated with that credit agreement and recognized $3.9 million of losses for certain interest rate swaps previously designated as cash flow hedges of interest payments stemming from the former term loan.

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

BACKGROUND
Air Transport Services Group, Inc. (the “Company”) is a holding company whose principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”). At December 31, 2011, the Company's in-service aircraft fleet consisted of 52 owned aircraft, one of which is a passenger aircraft, and five leased cargo aircraft. Additionally, the Company owned four other aircraft that were being are modified to standard freighter aircraft and two more aircraft that were being modified into combi aircraft as of December 31, 2011. The Company has two reportable segments: ACMI Services, which primarily includes the cargo transportation operations of its three airlines and CAM, which includes the Company's aircraft leasing business. The Company's other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance, aircraft part sales, ground equipment leasing and mail handling services. These operations do not constitute reportable segments due to their size.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 36% of the Company's consolidated revenues in both 2011 and 2010 and 55% of the Company's consolidated revenues in 2009. The Company has had long term contracts with DHL since August of 2003. Commencing March 31, 2010, the Company and DHL executed new commercial agreements under which DHL committed to lease 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. Through December 31, 2011, CAM leased all 13 Boeing 767-200 aircraft to DHL. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement.
Prior to the CMI and DHL lease agreements, ABX provided flight crews, maintenance and aircraft to DHL under an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) which compensated ABX on a cost-plus mark-up basis. The follow-on agreements separate CAM's lease of freighter aircraft to DHL from the maintenance and operation of those aircraft by ABX on behalf of DHL.
The U.S. Military comprised 12%, 14% and 10% of the Company's consolidated revenues in 2011, 2010 and 2009, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), which is organized under the U.S. Military. ATI contracts its unique fleet of McDonnell Douglas DC-8 "combi" aircraft to the AMC. The combi aircraft are capable of carrying passengers and cargo containers on the main flight deck.
A substantial portion of the Company’s revenues and cash flows have historically been derived from providing airlift in North America to BAX Global, Inc., an affiliate of DB Schenker ("BAX/Schenker"). BAX/Schenker is a specialized heavy weight, business to business shipper. Under their agreements with BAX/Schenker, ATI and CCIA had the right to be the exclusive providers of main deck freighter lift for BAX/Schenker in the U.S. The Company started 2011 with eight Boeing 727 and eight DC-8 aircraft dedicated to supporting the BAX/Schenker network in North America. However, on July 22, 2011, BAX/Schenker announced its plans to adopt a new operating model that phased out the dedicated air cargo network in North America supported by the Company. Instead of dedicated aircraft, BAX/Schenker now utilizes DHL and other delivery services for its air transportation delivery requirements. To execute the plan, on September 2, 2011, BAX/Schenker ceased air cargo operations at its air hub in Toledo, Ohio and began to conduct air operations from the Cincinnati/Northern Kentucky airport, utilizing DHL's U.S. air hub. The Company provided limited airlift directly to BAX/Schenker through the peak delivery season, until late December, 2011. Beginning in January 2012, the Company contracted with DHL to supplement its U.S. air network to service BAX/Schenker freight volumes on DHL's expanded air network without use of ATSG's DC-8 aircraft and with only limited use of Boeing 727 aircraft.

Triggered by BAX/Schenker's July decision, we tested the carrying value of the Company's aircraft, engines, aircraft spare parts, goodwill and other intangibles during the third quarter of 2011. During the third quarter of 2011, we recorded pre-tax impairment charges totaling $27.1 million to reduce the carrying values of the Company's Boeing 727 and DC-8 freighters, goodwill and customer relationship intangible assets to their individual fair values. The lower fair value of these aircraft and BAX/Schenker's July decision to terminate its dedicated air network are the result of prolonged recessionary conditions and trends toward higher fuel prices. Demand for Boeing 727 and DC-8 aircraft has diminished in recent years, because these older aircraft are less fuel efficient and generally not as reliable as more modern aircraft.
The Company's revenues from the services performed for BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift, were $187.0 million, $194.3 million and $160.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company's revenues from BAX/Schenker comprised approximately 26%, 29% and 19% of the Company's total revenues during the years ended December 31, 2011, 2010 and 2009, respectively (15%, 18% and 14% of total revenues excluding directly reimbursable revenues, respectively).

RESULTS OF OPERATIONS
Summary
The consolidated net earnings from continuing operations were $23.9 million and $39.9 million for 2011 and 2010, respectively. The pre-tax earnings from continuing operations for 2011 were $40.9 million, inclusive of asset impairment charges and interest rate derivative losses during 2011, compared to pre-tax earnings of $63.3 million in 2010, in which no impairment charges or derivative losses were recorded. The decline in earnings from continuing operations in 2011 as compared to 2010 resulted primarily from the recognition of asset impairment charges of $27.1 million, interest rate derivative losses of $4.9 million and the write-off of $2.9 million of unamortized debt issuance costs related to the refinancing of the Company's debt in 2011. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (see reconciliation table below), after removing impairment charges, net derivative losses and charges related to debt refinancing was $75.8 million for 2011 compared to $59.8 million for 2010 after removing pre-tax earnings related to DHL's restructuring. This improved earnings, as adjusted, over 2010, was driven primarily by CAM, which placed five additional aircraft under external customer leases since December 31, 2010.
The Company's impairment charges stemming from BAX/Schenker's transition to a new U.S. business model are described below:
- $22.1 million ($13.7 million after income tax benefit) to write-down Boeing 727 and DC-8 freighters, engines and related parts to their appraised fair values. In light of BAX/Schenker's decision to phase-out its dedicated air network in the U.S. and after evaluating business prospects for these aircraft, management has decided to discontinue the service of Boeing 727 and DC-8 freighters sooner than previously expected.
- $2.3 million ($1.4 million after income tax benefit) to write-down customer relationship intangible assets, reflecting the closure of BAX/Schenker's dedicated air network.
- $2.8 million ($2.8 million after income tax benefit) to write-down goodwill acquired when the Company purchased ATI, which operated the DC-8 aircraft for BAX/Schenker. The write-down reflects the lower forecasted cash flows in the near term as ATI re-fleets by replacing the DC-8 aircraft operated for BAX/Schenker with more efficient Boeing 767 and 757 aircraft to be operated for other customers.
During 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility"). The new Credit Facility refinanced the Company's previous term loan and provides liquidity to expand the Company's aircraft fleet through April 2016. The new Credit Facility includes a term loan of $150 million and a $175 million revolving credit facility, of which the Company has drawn $106 million, net of repayments. In conjunction with the execution of the new Credit Facility, the Company terminated its previous credit agreement, which resulted in the write-off of $2.9 million of unamortized debt issuance costs associated with that credit agreement and the recognition of $3.9 million of losses for certain interest rate swaps previously designated as cash flow hedges of interest payments stemming from the former term loan. These charges, which totaled $6.8 million before income tax effects, were recorded in March 2011.

Customer revenues from continuing operations increased by $62.8 million to $730.1 million during 2011 compared to 2010. Excluding directly reimbursed revenues, customer revenues increased by $45.4 million during 2011 compared to 2010. Revenue growth during 2011 compared to 2010 reflects additional external aircraft leases by CAM, up $24.5 million, additional Boeing 767 aircraft operations being performed under the ACMI Services segment, up $12.7 million, and increased aircraft maintenance services, up $9.9 million, which is reflected under other activities. Revenue growth comparisons to 2010 are affected by the termination of the DHL ACMI agreement and the termination of the severance and retention agreement ("S&R agreement") with DHL in March 2010. Under the S&R agreement, DHL compensated and reimbursed ABX for its management and costs associated with DHL's network restructuring starting in May 2008 and continuing through March 2010. Revenues from the S&R agreement were $4.0 million in the first quarter of 2010.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ended December 31
	2011	2010	2009
Revenues from Continuing Operations:
CAM	$140,469	$101,375	$60,685
ACMI Services
Airline services	444,778	432,082	556,152
Other Reimbursable	160,683	143,330	91,306
DHL S&R activities	—	4,000	121,366
Total ACMI Services	605,461	579,412	768,824
Other Activities	105,284	87,660	64,914
Total Revenues	851,214	768,447	894,423
Eliminate internal revenues	(121,081)	(101,065)	(70,940)
Customer Revenues	$730,133	$667,382	$823,483

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense and impairment charges	$53,221	$41,586	$22,775
ACMI Services
Airline services	6,576	17,339	11,665
Asset impairment charges	(20,383)	—	—
DHL S&R activities	—	3,549	16,727
Total ACMI Services	(13,807)	20,888	28,392
Other Activities	11,331	8,017	3,518
Net unallocated interest expense	(2,118)	(7,174)	(9,327)
Write-off of unamortized debt issuance costs	(2,886)	—	—
Net loss on derivative instruments	(4,881)	—	—
Pre-Tax Earnings from Continuing Operations	40,860	63,317	45,358
Add Asset impairment charges	27,144	—	—
Add Net loss on derivative instruments	4,881	—	—
Add Write-off of unamortized debt issuance costs	2,886	—	—
Less DHL Severance and Retention activities	—	(3,549)	(16,727)
Adjusted pre-tax earnings	$75,771	$59,768	$28,631
Other Reimbursable revenues include certain operating costs that are reimbursed to the airlines by their customers. Such costs include fuel used, landing fees and certain aircraft maintenance expenses. The types of costs that are reimbursed varies by customer operating agreement.
Adjusted pre-tax earnings, a non-GAAP measure, is pre-tax earnings excluding asset impairment charges, net derivatives losses, the write-off of debt issuance costs and earnings from the S&R agreement, which ended in March 2010. Management uses adjusted pre-tax earnings, to compare the performance of core operating results between periods. Adjusted pre-tax earnings, should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.

CAM
The Company offers aircraft leasing through its CAM subsidiary. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and a maintenance deposit on a monthly basis.
CAM's revenues for 2011 grew to $140.5 million compared to $101.4 million during 2010. Revenues from external customers accounted for $24.5 million of the increased revenue for 2011. Since December 31, 2010, CAM has leased five more Boeing 767-200 aircraft to external customers. CAM's revenues from the Company's airlines totaled $72.7 million during 2011, compared to $58.1 million for 2010.
As of December 31, 2011, CAM had 52 aircraft that were under lease, 31 of them internally to ATSG airlines. CAM's pre-tax earnings, inclusive of an interest expense allocation and $6.8 million for aircraft impairment charges, were $53.2 million and $41.6 million, during 2011 and 2010, respectively. CAM's pre-tax earnings, excluding the aircraft impairment charges, increased by $18.4 million for 2011 compared to 2010. Improved earnings reflected five more Boeing 767 freighter aircraft under lease since December 31, 2010. During 2011, CAM completed the freighter modification of two Boeing 767-200 aircraft and leased them to a Brazilian airline under long term leases. Also during 2011, CAM leased two additional Boeing 767-200 aircraft to DHL, fulfilling its commitment from March of 2010 to lease 13 aircraft to DHL under long term leases. CAM also leased one additional Boeing 767-200 freighter aircraft to a Miami, Florida, based operator in 2011. During 2011, CAM completed the modification of its first two Boeing 767-300 freighter aircraft and leased the aircraft internally to its affiliate, ATI, which began to operate the aircraft for customers under ACMI agreements.
During 2012, we plan to further invest in the modification of Boeing 767-300 and 757-200 aircraft. The fuel efficiency, cubic capacity, payload and operating costs of the Boeing 767-300, make it a desirable freighter aircraft in medium-range international air cargo markets and in certain transcontinental routes. Additionally, existing customers have requested Boeing 757-200 aircraft. As these aircraft are modified, we plan to place them into service under dry leasing arrangements to external customers or ACMI operations using our airlines, depending on which alternative provides the best long term return and considering other factors, including geographical placement and customer diversification. Additional information about our aircraft acquisition and modifications plans can be found below under Commitments.
ACMI Services Segment
As of December 31, 2011, ACMI Services included 49 in-service aircraft, including 31 leased internally from CAM, five leased from external providers and 13 CAM-owned freighter aircraft which were under lease to DHL and operated by ABX under the CMI agreement. During 2011, ABX began to lease and operate two more DHL-owned aircraft, bringing to four the number of DHL-owned aircraft that ABX leases from DHL and operates under the CMI agreement. During 2011, ATI leased two Boeing 767-300 aircraft from CAM and began to operate the aircraft under ACMI agreements. Also in December 2011, CCIA began to operate a Boeing 757 aircraft under an ACMI agreement.
ACMI Services revenues were $605.5 million and $579.4 million during 2011 and 2010, respectively. Revenues from airline services increased 3% during 2011 compared to 2010, driven by higher block hours flown for customers. Aircraft block hours flown for customers increased 2% during the year, however, block hours for customers other than BAX/Schenker increased 11% in 2011 compared to 2010. This increase in block hours reflects the additional Boeing 767 aircraft placed into service during 2011, as described above. Reimbursable revenues increased $17.4 million during 2011, compared to 2010. The comparison of airline services revenues and reimbursable revenues to 2010 reflects the new commercial agreements between ABX and DHL which became effective in April 2010. Airline services revenues for the first quarter of 2010 included compensation based on aircraft depreciation and certain maintenance expenses under the former cost-plus DHL ACMI agreement. Beginning in April 2010, lease revenues for the DHL network aircraft have been reflected in CAM's revenues, while compensation for certain aircraft related maintenance costs have been reflected as reimbursable revenues. Revenues from activities under the S&R agreement declined by $4.0 million during 2011 compared to 2010, due to the termination of the S&R agreement in March 2010.
ACMI Services incurred a pre-tax loss of $13.8 million during 2011 due to asset impairment charges of $20.4 million. The pre-tax earnings for ACMI Services, excluding asset impairment charges, were $6.6 million from airline services for 2011 compared to $17.3 million from airline services during 2010. Operating results during 2011 were negatively impacted by the phase-out of BAX/Schenker's North American air network, unscheduled aircraft downtime, start-up costs for new Boeing 767 passenger operations and reductions in revenues from U.S. Military charters. As a result of unscheduled aircraft maintenance events, revenue flights were missed and higher operating expenses were incurred during the aircraft downtime. Some of the downtime affected DC-8 combi aircraft and Boeing 767 freighters operating in remote regions that were difficult to service. Revenues from the U.S. Military declined $2.6 million during 2011 compared to 2010 due to maintenance related cancellations and contractual rate reductions. The results for 2011 were impacted by start-up costs incurred by ATI in order for it to gain passenger authority and operate passenger routes under an ACMI agreement with a tourist operator beginning in April 2011. This agreement was primarily for the purpose of allowing ATI to build 12 months of passenger operating experience on the Boeing 767 aircraft, which is required in order to transport passengers for the U.S. Military on such aircraft. Additionally, ATI incurred higher crew preparation costs in 2011 to support the addition of its first two Boeing 767-300 aircraft during the year and transition DC-8 crews to the Boeing 767 aircraft.
Revenues from DHL, BAX/Schenker and other customers included the reimbursement of certain expenses. Excluding these reimbursable revenues, DHL, BAX/Schenker and the U.S. Military accounted for 37%, 19% and 20%, respectively, of ACMI Services revenues during 2011. Excluding reimbursable revenues, DHL, BAX/Schenker and the U.S. Military accounted for 39%, 22% and 21% of ACMI Services revenues for 2010.
Future earnings from ACMI Services will be impacted by the timing of aircraft modifications and aircraft utilization levels which is affected by customer demand and our ability to maintain the aircraft at reliability levels expected by our customers. Customer demand for our services will depend on the cost competitiveness of the airlines and market preferences for the type of aircraft that we operate. In June of 2012, our award to fly three DC-8 combi aircraft for the U.S. Military will expire. The U.S. Military has expressed its preference to replace the DC-8 combi aircraft that it utilizes with a more modern aircraft type, such as the Boeing 757. We expect the U.S. Military to begin a solicitation process for a contract to replace the DC-8 combi aircraft. We plan to bid on such a contract using our Boeing 757 combi aircraft, which will be ready for service in the second half of 2012. New customer agreements typically involve start-up expenses, including those for route authorities, overfly rights, travel and other activities, and may impact future operating results. Revenue-generating service may begin sometime later; however, depending on satisfaction of a number of conditions, including international regulations and laws, contract negotiations, flight crew availability, and arranging resources for aircraft handling.
The Company's earnings may fluctuate due to the costs of aircraft repairs and maintenance and the timing of scheduled heavy maintenance which, under ABX’s policy are expensed as maintenance is performed. During 2012, pension expense for continuing operations will increase by approximately $5.7 million due primarily to the effects of lower discount rates used to actuarially calculate the Company's annual pension expense for 2012.
As noted above, during 2011 ACMI Services included the operation of Boeing 727 and DC-8 aircraft in BAX/Schenker's North American network which was phased-out in 2011. The Company has begun to market these aircraft, engines and related parts to other airlines and parts dealers. Operations using the Boeing 727 and DC-8 freighters will be limited while the aircraft are marketed.
Other Activities
The Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates five U.S. Postal Service (“USPS”) sorting facilities. The Company provides ground equipment leasing and facility maintenance including fuel services. Other activities also include the management of workers' compensation claims under an agreement with DHL and gains from the reduction in employee post-retirement obligations.
External customer revenues from all other activities were $57.4 million and $45.9 million for 2011 and 2010, respectively. The increase in other revenues during 2011 primarily reflects additional aircraft maintenance projects and additional services provided to the USPS beginning in April 2011.
The pre-tax earnings from other activities were $11.3 million and $8.0 million in 2011 and 2010, respectively. The increase of $3.3 million in pre-tax earnings for 2011 compared to 2010 reflects increased aircraft maintenance projects completed during 2011 and additional business with the USPS, offset by higher facility expenses for the other business segments, additional corporate expenses to support the subsidiaries and additional business development expenses to support the Company's growth.
The Company's aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc.

("AMES"), has limited hangar facilities and significant fixed costs. As a result, the Company's operating results in future quarters may be impacted by the amount and timing of the completion of aircraft maintenance and engineering projects for AMES's customers. The Company's contracts with the USPS generated $21.6 million of revenue during 2011. While these contracts expire in 2012, we expect to renew them under similar terms.
Discontinued Operations
Pre-tax losses from former hub services operations were $1.1 million for 2011 compared to $0.1 million for 2010. During 2011, the results of discontinued operations primarily contain pension for former employees that supported sort operations under a hub services agreement with DHL and expenses for certain legal matters associated with those former sorting operations. During 2011, the Company recorded $0.9 million of charges related to a civil action alleging that ABX violated immigration labor laws while managing the sort operations in Wilmington, Ohio. The matter is described further under Item 3, Legal Proceedings, of this report. During 2012, pension expense for discontinued operations will increase approximately $1.3 million due primarily to the effects of lower discount rates used to actuarially calculate the Company's annual pension expense for 2012.
During 2010, the results of discontinued operations primarily contained pension expenses for former employees that supported sort operations and medical costs in excess of initially estimated accruals for former employees under severance benefit plans and COBRA.
Discontinued operations are a result of DHL's decision in 2008 to restructure its U.S. operations due to continued losses. Pursuant to its restructuring plan, DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased all sort operations for DHL. Additionally, in the third quarter of 2009, DHL assumed management of aircraft fuel services for its U.S. network previously provided by ABX. Beginning at that time, the results of the DHL hub services operations and the aircraft fueling operations are reported as discontinued operations. During 2010, ABX continued to provide certain transitional services to DHL on a short term arrangement.

Fleet Summary 2011
The Company’s aircraft fleet is summarized below as of December 31, 2011 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767-200	15	21	36
Boeing 767-300	2	—	2
Boeing 757	3	—	3
Boeing 727	4	—	4
DC-8	7	—	7
Total	31	21	52
Carrying value			$617,373
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	1	—	1
Total	5	—	5
Carrying value			$419
Aircraft for freighter modification
Boeing 767-200	—	1	1
Boeing 767-300	—	3	3
Boeing 757	—	2	2

Total	—	6	6
Carrying value			$101,700
Idle aircraft (not scheduled for revenue)
Aircraft owned or under capital lease
DC-8	—	11	11
Boeing 727	—	6	6
Total	—	17	17
Carrying value			$9,831
Aircraft under operating lease
Boeing 727	1	—	1
Total	1	—	1
As of December 31, 2011, ACMI Services was leasing 31 of its 36 in-service aircraft internally from CAM. ACMI Services operated 13 of the 21 Boeing 767-200 aircraft that CAM leases to external customers.
Aircraft fleet activity during 2011 is summarized below by fleet type:
CAM completed the freighter modification of five Boeing 767-200 aircraft and ABX returned a Boeing 767-200 aircraft to CAM. CAM leased five Boeing 767-200 aircraft to external customers under long-term agreements, including two to DHL, bringing to 13 the total number of Boeing 767-200 aircraft leased to DHL. CAM also leased one Boeing 767-200 aircraft internally to an airline affiliate. ABX began to lease and operate two DHL-owned aircraft, bringing to four the number of DHL-owned aircraft that ABX leases from DHL and operates under the CMI agreement.

CAM completed the freighter modification of its first two Boeing 767-300 aircraft and leased them internally to ATI, which is operating them under ACMI agreements. CAM purchased two more Boeing 767-300 passenger aircraft with the intent of modifying them into standard freighters.
CAM purchased three Boeing 757 passenger aircraft with the intent of modifying two into combi configured aircraft and the other into a standard freighter. CAM completed the freighter modification of one Boeing 757 aircraft and it was placed into service during the fourth quarter of 2011.
We reduced the in-service number of Boeing 727 and DC-8 aircraft in response to the phase-out of BAX/Schenker's North American network and diminished demand for these aircraft. The carrying value for all of the Company's Boeing 727 and DC-8 freighter aircraft, engines and aircraft parts totaled $12.5 million as of December 31, 2011. These aircraft are not collateral for the Company's Credit Facility.
Additionally, in 2012, CAM purchased two Boeing 767-300 passenger aircraft for modification into standard freighter aircraft. We expect to complete the modification of one Boeing 767-200 aircraft during the first quarter of 2012, two Boeing 767-300 aircraft modifications in the second quarter of 2012, two Boeing 767-300 aircraft modifications in the third quarter of 2012 and one Boeing 767-300 aircraft modification in the fourth quarter of 2012. Management is currently negotiating with current and potential customers to place the Boeing 767 aircraft into service as the freighter conversions are completed. Additionally, we expect to complete the conversion of two Boeing 757 passenger aircraft into combi configuration aircraft by the fourth quarter of 2012. We plan to place these combi aircraft into service for the U.S. Military. Lead times and start-up costs may impact future operating results.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased by 7% during 2011 compared to 2010. The increase reflects an increase in the number of flight crew members employed during 2011 to support additional aircraft block hours and revenue growth. Additionally, labor expenses for customer aircraft maintenance projects increased during 2011, coinciding with the increase in aircraft maintenance revenues. During 2012, pension expense for continuing operations will increase approximately $5.7 million due primarily to the affects of lower discount rates used to actuarially calculate the Company's annual pension expense.
Fuel expense increased by $16.2 million during 2011 compared to 2010. The increase reflects the higher cost of aviation fuel which increased 38% during 2011 compared to 2010. The cost of fuel is generally reimbursed to our airlines under the operating agreements with their customers and are reflected as revenues. In conjunction with BAX/Schenker's phase-out of its dedicated North American air network in the 2011, the Company is no longer incurring fuel expenses or recording a related reimbursable revenue for the BAX/Schenker network.
Depreciation and amortization expense increased $3.5 million during 2011 compared to 2010. Depreciation expense increased during the year primarily due to the deployment of seven owned Boeing 767 aircraft since the beginning of 2011.
Maintenance, materials and repairs expense increased by $7.8 million during 2011 compared to 2010. The increase in maintenance expense was primarily a result of increased flight hours on the Company's Boeing 767-200 aircraft engines. The Company maintains the General Electric CF6 engines for its Boeing 767-200 aircraft through "power by the hour" agreements ("PBH agreements") with a major service provider. The Company incurs a fee under the PBH agreements for each flight hour operated. The Company has also arranged for CAM's external leasing customers to participate under its PBH arrangements. Engine maintenance expense increased due to the increase in hours flown by aircraft operated by the Company and an increase in hours flown by aircraft leased by CAM to external customers. During 2011 and 2010, the Company expensed 14 scheduled airframe heavy maintenance events. We experienced an increase in costs for parts during 2011 due to declining supply of used Boeing 767 parts. During 2012, we expect that aircraft maintenance expenses will increase due to an increase in the cost of parts for Boeing 767 aircraft and rate increases under certain maintenance agreements.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $1.2 million during 2011 compared to 2010. The decrease during 2011 reflects reduced flying for BAX/Schenker and a milder winter in North America compared to 2010.
Travel expense increased by $5.6 million during 2011 compared to 2010. The increase is a result of additional flying operations, particularly in the European and Asia-Pacific regions.

Rent expense increased by $9.9 million during 2011 compared to 2010. The increase primarily reflects five additional Boeing 767 freighter aircraft that we have added to the Company's fleet since the fourth quarter of 2010 and an increase in the rental rates for the Company's facilities in Wilmington, Ohio in conjunction with a new lease agreement executed with a regional port authority in May 2010. Four of the five aircraft leased by the Company are owned by DHL and operated by ABX under the CMI agreement.
Insurance expenses increased by $0.1 million during 2011 compared to 2010 due to the addition of Boeing 767 aircraft during the year.
Other operating expenses include professional fees, navigational services, employee training, utilities, and the cost of parts sold to customers. Other operating expenses increased by $0.8 million during 2011 compared to 2010, primarily due to additional aircraft operations during 2011.
Interest expense decreased by $4.5 million during 2011 compared to 2010. The decline in interest expense reflects the reduction in the level of the Company’s debt during the first four months of 2011, lower interest rates and an increase in capitalized interest for the aircraft undergoing freighter modification. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from an average of approximately 2.9% in 2010 to approximately 2.4% in 2011. We expect interest expense to increase during 2012 due to a higher level of debt which is being used to expand the Company's aircraft fleet.
During 2011, the Company recorded a pre-tax net loss on derivatives of $4.9 million, reflecting the impact of lower market interest rates at December 31, 2011 on the interest rate swaps held by the Company. During, 2011, in conjunction with the new Credit Facility, the Company terminated its hedge accounting of interest rate swaps related to the former term loan, which resulted in the recognition of $3.9 million of losses which had previously been reflected in other comprehensive income. Additionally, the new Credit Facility requires the Company to maintain interest rate derivative instruments for at least 50% of the outstanding balance of the new subordinated term loan. As a result, the Company entered into a new interest rate swap in July of 2011. The Company did not designate the recent interest rate swap as a hedge for accounting purposes. Accordingly, the effect of lower interest rates since the purchase of the interest rate swap resulted in a net unrealized loss for 2011. Future fluctuations in interest rates will result in the recording of gains and losses on interest rate derivatives that the Company holds.
During 2011, the Company wrote off $2.9 million of unamortized debt issuance costs associated with the former credit agreement.
The effective tax rate from continuing operations for the year ended December 31, 2011 was 41.6% compared to 37.0% for 2010. The effective tax rate from continuing operations in 2011 was affected by impairment charges that are not deductible for federal income tax purposes. The Company's effective tax rate from continuing operations was approximately 39% for the year ended December 31, 2011 after adjusting for $2.8 million of non-deductible impairment charges. The effective tax rate increased for 2011 due to proportionality higher level of non-deductible tax expenses in 2011 compared to 2010. The effective tax rate for 2010 was lower due to the recognition of a deferred tax benefit of $0.4 million in the third quarter of 2010. The deferred tax benefit in 2010 related to a previously unrecognized tax position under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740-10 Income Taxes. The statute of limitations for this item expired, resulting in the recording of the deferred tax benefit.
We estimate that the Company's effective tax rate for 2012 will be approximately 38%. As of December 31, 2011, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $97.9 million, which will begin to expire in 2024 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes through 2014 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

2010 compared to 2009
Summary
Customer revenues from continued operations decreased $156.1 million in 2010 compared to 2009, due primarily to the termination of the S&R agreement. Revenues from the S&R agreement, which was terminated on March 31, 2010, declined $117.4 million in 2010 compared to 2009. Additionally, revenues declined compared to 2009 when

ABX was compensated by DHL for a larger U.S. network capacity.
Consolidated net earnings from continuing operations increased $11.7 million to $39.9 million for 2010 compared to 2009. Improved earnings were driven by CAM. Pre-tax earnings from continuing operations increased $18.0 million to $63.3 million for 2010 compared to 2009, led by improved pre-tax earnings for CAM. CAM's pre-tax earnings, inclusive of interest expense, increased by $18.8 million during 2010 compared to 2009, reflecting the lease of thirteen additional Boeing 767 aircraft to external lessees since December 2009, including eleven aircraft leases initiated with DHL since March 2010. Pre-tax earnings related to the S&R agreement with DHL declined $13.2 million in 2010 compared to 2009, reflecting the completion of DHL's U.S. restructuring at ABX. ACMI Services' segment earnings from airline services increased $5.7 million in 2010 compared to 2009, led by new European and transatlantic contracts. In early 2010, we restructured the scheduled service for TNT Airways S.A. as a conventional ACMI agreement and, in November 2010, added another transatlantic flight for DHL. The increase in pre-tax earnings from continuing operations included $4.5 million from reductions in employee post-retirement obligations and the pre-tax earnings of our other business operations. Additionally, unallocated interest expense, net of interest income, declined $2.2 million due to more capitalized interest for additional aircraft modifications, lower outstanding debt levels and lower interest rates.
CAM
During 2010, CAM completed the modification of six Boeing 767-200 aircraft into a standard cargo configuration and acquired twelve other Boeing 767-200 freighter aircraft from ABX. As of December 31, 2010, CAM had 60 aircraft that were under lease, 44 of them to ABX, ATI and CCIA. CAM's revenues from ABX, ATI and CCIA were $58.1 million and $49.8 million for 2010 and 2009, respectively.
CAM's revenues for 2010 grew $40.7 million to $101.4 million compared to $60.7 million in 2009. Revenues from external customers, particularly DHL, accounted for $32.4 million of the increase. In April 2010, as part of the CMI agreement and aircraft lease agreements with DHL, CAM placed seven Boeing 767-200 aircraft under lease with DHL. These seven aircraft were previously associated with the DHL network and were reflected in the ACMI Services segment revenues prior to April 1, 2010. By the end of 2010, CAM leased four additional Boeing 767-200 aircraft to DHL, bringing the total number of 767-200 aircraft leased to DHL to eleven. ABX was operating two of its aircraft for DHL under short term, month-to-month bridging arrangements with economic terms similar to the leases for the 13 aircraft until CAM completed the aircraft modification process in 2011 for the remaining two Boeing 767-200 aircraft committed to DHL. In addition to the 11 leases with DHL in 2010, CAM placed two Boeing 767-200 freighter aircraft under lease to a Florida based operator in February and July 2010, bringing the total number of external aircraft leases to 16 in 2010.
Pre-tax segment earnings for CAM were $41.6 million for 2010 and $22.8 million in 2009. The increase in pre-tax earnings reflected 18 additional aircraft that CAM had placed in service since December 31, 2009, 12 of them to external customers. CAM’s results reflected an allocation of overhead expenses and interest expense based on the Company's external interest rates and the carrying value of CAM's operating assets. Interest expense allocated to CAM was $9.3 million and $10.3 million in 2010 and 2009, respectively.
ACMI Services Segment
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
ACMI Services revenues were $579.4 million during 2010, declining $189.4 million compared to 2009. DHL, BAX/Schenker and the U.S. Military accounted for 85% of ACMI Services 2010 revenues. Revenues generated from

DHL's U.S. network declined $250.3 million compared to 2009, when those revenues included the reimbursement of employee severance and retention benefits and aircraft depreciation expense, as well as compensation from DHL for a larger U.S. air network. Beginning April 1, 2010, certain aircraft that ABX had been operating for DHL under the former DHL ACMI agreement were instead leased to DHL through CAM as part of the new follow-on agreements and the lease revenues began being reflected in CAM's revenues. Under the S&R agreement, which was terminated and settled on March 31, 2010, DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. Revenues from the S&R agreement declined $117.4 million in 2010 compared to 2009. The reduction in revenues included a reduction in the reimbursement of severance and retention benefits since 2009, when ABX experienced significant employee terminations. The decline in revenues from the S&R agreement was partially offset by increased block hours flown for customers in Europe, Asia Pacific and the Caribbean. Block hours increased 14% to 92,508 hours during 2010 compared to 2009.
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

Fleet Summary 2010
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
During 2010, we completed the modification of six Boeing 767-200 aircraft into standard freighter configuration; we acquired three Boeing 767-300 passenger aircraft for modification into standard freighter aircraft; we began to lease two Boeing 767-200 aircraft from DHL; we began to lease a Boeing 767-300 aircraft; we redeployed a Boeing 727 aircraft that had been unassigned at the beginning of the year and we scrapped a Boeing 727 airframe. During 2010, we transferred 20 Boeing 767-200 aircraft to CAM from ABX. Of these 20 aircraft, two were in modification, four were awaiting modification, seven were leased to external customers, and seven were leased internally as of December 31, 2010.
As of December 31, 2010, ACMI Services was leasing 41 of its 47 in-service aircraft internally from CAM. ACMI Services operated 11 of the 16 aircraft that CAM leases to external customers. ACMI Services had idle airframes with a carrying value of $0.6 million for which the engines and rotables were being used to support other aircraft in the Company’s fleets.
Other Activities
External customer revenues from all other activities increased $1.6 million, to $45.9 million in 2010 compared to 2009. The pre-tax earnings from all other activities were $8.0 million and $3.5 million for 2010 and 2009, respectively. The increase in pre-tax earnings of $4.5 million for 2010 reflects $3.8 million from the reduction of employee post-retirement obligations, services fees for managing workers compensation claims for DHL, increased revenues from aircraft modification services and improved productivity at the USPS sort centers we manage. These increases to pre-

tax earnings for 2010 were partially offset by lower gains from sales of spare aircraft and engines in 2010 compared to 2009.
Discontinued Operations
Discontinued operations include the results of the hub services and the fuel management previously provided to DHL through the third quarter of 2009. During 2010, ABX continued to provide certain limited transitional services to DHL on a short term arrangement. Revenues from the hub services were $0.2 million and $143.0 million in 2010 and 2009, respectively. Pre-tax losses from the hub services were $0.1 million for 2010 compared to pre-tax earnings of $9.2 million for 2009. Pre-tax earnings from hub services included $2.6 million in 2009 from the S&R agreement to manage the wind-down of DHL’s U.S. domestic operations. The cost of discontinued operations for 2010 included pension expenses for former employees that supported the sort operations and medical costs in excess of initially estimated accruals for former employees under severance benefit plans and COBRA.
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
Fuel expense increased $24.5 million during 2010, compared to 2009. The increase reflects the higher cost of aviation fuel which increased significantly compared to 2009. The average price of a gallon of aviation fuel increased 29% in 2010 compared to 2009. The cost of fuel is generally reimbursed to our airlines under the operating agreements with their customers and reflected as revenues.
Maintenance, materials and repairs increased $12.5 million during 2010 compared to 2009. The increase in maintenance expense included $6.5 million for scheduled airframe heavy maintenance (referred to as a C-check) on DHL-owned aircraft, which was reimbursed by DHL. The increase in maintenance expenses for 2010 also included additional C-check expense for aircraft operated by ABX, whose policy is to expense C-checks as incurred. Additionally, 2010 aircraft maintenance expense increased due to a campaign by CCIA to improve the on-time reliability level of their Boeing 727 and Boeing 757 aircraft. The increase in maintenance expenses also reflects the increased cost to support the growth in block hours flown since 2009 and the higher maintenance cost for Boeing 727 aircraft operating in the BAX/Schenker network. CCIA's Boeing 727 aircraft scheduled in the BAX/Schenker network were assigned to operate on a greater number of multi-stop routes compared to 2009, which negatively impacted reliability and increased the cost of operating those aircraft.
Depreciation and amortization expense increased $3.6 million during 2010, compared to 2009. Depreciation expense increased due to the deployment of six modified aircraft since the end of 2009.
Landing and ramp expense, which included the cost of deicing chemicals, decreased $5.5 million in 2010, compared to 2009. The decrease was a result of DHL's removal of aircraft from service in conjunction with its U.S. restructuring plan during the first quarter of 2009.
Travel expense increased $0.9 million during 2010 compared to 2009. The increase was a result of additional crew training and increased international flying, particularly in the Europe and Asia-Pacific regions.
Rent expense increased $4.4 million during 2010 compared to 2009. The increase reflected a change in the allocation of expense for the Wilmington, Ohio facility due to the closure of the freight sorting operations there in July 2009, and an increase in the rental rates for the Wilmington facility in conjunction with a new lease agreement executed with a regional port authority in May 2010.
Insurance decreased $1.7 million during 2010 compared to 2009. The decline in insurance expense primarily reflected the transition to a Company-insured employee medical coverage plan from a third party insurance plan for certain employee groups. Company insured medical expenses are recorded in salaries, wages and benefits.
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
Interest expense decreased $8.2 million during 2010 compared to 2009. The decline in interest expense reflected the reduction in the Company’s debt since December 2009 and lower interest rates. Interest rates on the Company’s variable interest, unsubordinated term loan decreased from 2.9% in the fourth quarter of 2009 to 2.6% for the fourth quarter of 2010, while interest bearing debt had decreased by $74.9 million since December 31, 2009.
Interest income declined $0.1million during 2010, compared to 2009, due to lower short-term interest rates on our cash and cash equivalents and a decrease in the cash and cash equivalents balance.
The effective tax rate from continuing operations was 37% for 2010 and 38% for 2009. The Company recorded deferred tax benefits of $0.4 million and $0.7 million in 2010 and 2009, respectively, related to the recognition of previously unrecognized tax positions that either expired or were settled. The effective tax rate declined for 2010 due to the proportionately lower level of non-deductible tax expenses in 2010 compared to 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $136.1 million, $112.3 million and $103.0 million in 2011, 2010 and 2009, respectively. Increased cash flows in 2011 compared to 2010 reflect improved operating results excluding the non-cash impairment charges of $27.1 million during 2011 and lower pension contributions. The increased operating results for 2011 were driven by additional aircraft leases to external customers who prepay rent at the beginning of each month. Cash outlays included pension contributions of $18.0 million, $36.6 million and $83.2 million in 2011, 2010 and 2009, respectively. During 2009, we contributed $37.8 million to crewmember pension plans in conjunction with the S&R agreement. During 2010, cash flows included the receipt from DHL of amounts in reimbursement for severance payments made to employees and costs incurred arising from the termination of ABX's former contracts with DHL.
Capital spending levels were primarily the result of aircraft modification costs for Boeing 767 aircraft. Cash payments for capital expenditures were $213.1 million, $110.7 million and $101.2 million in 2011, 2010 and 2009, respectively. Capital expenditures in the 2011, 2010 and 2009 included cargo modification costs related to twelve, nine and ten aircraft, respectively. Capital expenditures in 2011 included $184.3 million for the acquisition and modification of aircraft, $21.9 million for required heavy maintenance and $6.9 million for other equipment costs. Our capital expenditures in 2010 included $74.8 million for the acquisition and modification of aircraft, $29.9 million for required heavy maintenance and $6.0 million for other equipment costs. Our capital expenditures in 2009 included $69.6 million for the acquisition and modification of aircraft, $25.6 million for required heavy maintenance and $6.0 million for other equipment costs.
Net cash provided by financing activities was $48.0 million in 2011, while $70.2 million and $43.1 million of net cash was used for financing activities in 2010 and 2009, respectively. During May of 2011, we executed the new Credit Facility to refinance our former term loan of $172.4 million. The Company drew $150 million under the new term loan in May and has drawn $115 million from a revolving credit agreement since the inception of the new Credit Facility to finance our fleet expansion. We made debt principal payments of $214.4 million, including the payoff of the former term loan of $172.4 million during 2011. During the second quarter of 2011, we completely paid off an aircraft loan at par value prior to maturity, remitting $13.8 million for the outstanding principal. Additionally, $6.2 million of the principal balance of the DHL promissory note was extinguished during 2011, pursuant to the CMI agreement with DHL.
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

In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd., "IAI," for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of December 31, 2011, two such aircraft have completed the modification process and three Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration. If the Company were to cancel the conversion program as of December 31, 2011, it would owe IAI approximately $12 million associated with additional conversion part kits which have been ordered. In February 2012, the Company purchased two more Boeing 767-300 passenger aircraft with the intent to modify these aircraft into standard freighters.
In October 2010, the Company entered into an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 combi variant to be developed by Precision will incorporate 10 full cargo pallet positions along with seating for up to 58 passengers. During 2011, the Company purchased two Boeing passenger 757 aircraft for combi conversion with Precision and another Boeing 757 passenger aircraft for the standard freighter modification process with Precision. As of December 31, 2011, one Boeing 757 has completed the modification process for standard freighter configuration while the other two Boeing 757 are in the combi conversion process. If the Company were to cancel the conversion program as of December 31, 2011, it would owe Precision approximately $8 million associated with engineering efforts and conversion part kits which have been ordered.
Outlook
The table below summarizes the Company’s contractual obligations and commercial commitments (in thousands) as of December 31, 2011.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long term debt, including interest payments	$395,857	$27,759	$66,080	$263,147	$38,871
Operating leases	76,133	21,424	36,765	10,597	7,347
Aircraft modification obligations	59,477	59,477	—	—	—
Total contractual cash obligations	$531,467	$108,660	$102,845	$273,744	$46,218
The long term debt bears interest at 2.30% to 7.36% per annum.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $26.2 million expected to be paid in 2012.
We estimate that total capital expenditures for 2012 could total $180 million to $200 million primarily for aircraft acquisitions and related modification costs involving Boeing 767-300 and Boeing 757 aircraft. Actual capital spending for any future period will be impacted by the progress in the aircraft modification process. We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flow and the Credit Facility.
Liquidity
On May 9, 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility") to refinance a term loan of $172.4 million. The new Credit Facility includes a fully drawn term loan of $150 million and a $175 million revolving credit facility, of which the Company has drawn $106 million, net of repayments. The Credit Facility has an additional accordion feature of $50 million which the Company may draw subject to the lenders' consent. If the Company exercises the accordion feature, the same terms and conditions of the Credit Facility would apply, additional collateral would need to be posted to maintain the 150% collateral coverage requirement and the additional debt may result in higher interest rates. Under the Credit Facility, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and revolving loan bear a variable interest rate of 2.58% and 2.30%, respectively. Repayments of the term loan are scheduled to begin in June 2012 and the Company expects to make further draws on the revolving loan to fund its fleet expansion plans. In conjunction with the execution of the new Credit Facility, the Company terminated its previous credit agreement.
The Credit Facility is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Credit Facility, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and the total revolving credit facility. Under the Credit Facility, the Company is subject to covenants and warranties that are usual and customary. The Credit Facility contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt to EBITDA ratio and a fixed charge coverage ratio. The Credit Facility stipulates events of default including unspecified events that may have a material adverse effect on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Facility.
At December 31, 2011, the Company had approximately $30.5 million of cash balances and $52.5 million available under the revolving credit facility, net of outstanding letters of credit which totaled $16.5 million. The Company also expects to have available the $50 million accordion feature noted above. As specified under terms of ABX's CMI agreement with DHL, the $20.2 million balance at December 31, 2011 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Credit Facility, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011 and 2010, we were not involved in any material unconsolidated SPE transactions.
Certain of our operating leases and agreements contain indemnification obligations to the lessor or one or more other parties that are considered usual and customary (e.g. use, tax and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after the expiration of the respective lease or agreement. No amounts have been recognized in our financial statements for the underlying fair value of guarantees and indemnifications.

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
The Company's revenues for the first quarter of 2010 included reimbursement for expenses incurred under the former DHL ACMI agreement, the incremental mark-up revenues set by amendments to the DHL ACMI agreement, and reimbursement for employee severance, retention, vacation and other benefit costs incurred during the period. Revenues from the former DHL ACMI agreement were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the DHL ACMI agreement to set mark-ups to specific quarterly amounts for the first quarter of 2010. In 2008, ABX and DHL executed the S&R agreement which specified employee severance, retention and other benefits that DHL reimbursed to ABX for payments made to its employees that were affected in conjunction with DHL's U.S. restructuring plan. DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement.
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
Application of the goodwill impairment test requires significant judgment, including the determination of the fair value of each reporting unit that has goodwill. The Company has two reporting units, ATI and CAM, that have goodwill. We estimate the fair value of ATI and CAM separately using a market approach and an income approach utilizing discounted cash flows applied to a market-derived rate of return. The market approach utilizes market multiples from comparable publicly traded companies. The market multiples include revenues, EBIT (earnings before interest and taxes), EBITDA (earnings before interest, taxes, depreciation and amortization) and EBITDAR (earnings before interest, taxes, depreciation, amortization and rent). We derive cash flow assumptions from many factors including recent market trends, expected revenues, cost structure, aircraft maintenance schedules and long term strategic plans for the deployment of aircraft. Key assumptions under the discounted cash flow models include projections for the number of aircraft in service, capital expenditures, long term growth rates, operating cash flows and market-derived discount rates.
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
We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for ATI and CAM using multiples of EBITDAR, EBITDA, EBIT and revenues from comparable publicly traded companies. Based on our analysis, as of December 31, 2011, CAM's fair value exceeded its carrying value by more than 25% and ATI's fair value exceeded its carrying value by12%.
The Company's key assumptions used for goodwill testing include uncertainties. Those uncertainties include the level of demand for cargo aircraft by shippers, the U.S. Military and freight forwarders and CAM's ability to lease aircraft near expected modification completion dates. We anticipate that CAM will successfully modify six Boeing

767 aircraft and one Boeing 757 aircraft into freighter configured aircraft over the next year and place them under long term lease agreements. We anticipate that CAM will successfully modify two Boeing 757 aircraft into combi configuration and that ATI will deploy them. We expect that ATI will add two more Boeing 767 aircraft into service during 2012. We expect that ATI will continue to operate combi aircraft for the U.S. Military. The demand for customer airlift is projected based on input from customers, the volume of bids requested by the U.S. Military, management's interface with customer planning personnel and aircraft utilization trends. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences for cargo aircraft may be impacted by changes in aviation fuel prices. Key customers, including the U.S. Military, may decide that they do not need as many aircraft as projected, or they may find alternative airlift.
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
The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates on our post-retirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates and expected long term investment returns on plan assets. Other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. For our post-retirement healthcare plans, consideration of future medical cost trend rates is an important assumption in valuing these obligations. Actual results and future changes in these assumptions could result in future costs that are materially different than those recorded in our annual results of operations.
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 6.75%. Our assumed rate of return is based on a targeted long term investment allocation of 50% equity securities, 45% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2011 was 46% equities, 50% fixed income, 2% real estate and 2% cash. The pension trust includes $40.3 million of investments (7% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return remained at 6.75% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2011 would be increased by approximately $5.9 million. We use a market value of assets as of the measurement date for determining pension expense.
In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note H to the accompanying consolidated financial statements), but also affects the succeeding year’s pension and post-retirement healthcare costs. The discount rates selected for December 31,

2011, based on the method described above, were 4.65% to 5.10%. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2011 would be increased by approximately $5.0 million.
The assumed future increase in salaries and wages is no longer a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.
The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2011
Change in assumption	2011 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$5,909	$—	$—
50 basis point decrease in discount rate	5,012	(58,839)	58,839
Aggregate effect of all the above changes	10,921	(58,839)	58,839
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

NEW ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires comprehensive income to be presented in a single continuous statement of income and comprehensive income or separately in a consecutive financial statement to accompany the statement of income. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. Both ASU’s are effective for annual reporting periods beginning after December 15, 2011. The Company’s adoption of these standards is not expected to have a material impact on the consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This standard is effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This standard provides for an optional qualitative assessment for the annual testing of goodwill impairment that may allow companies to conclude that performing a detailed calculation of the fair value of a reporting unit is unnecessary. This standard expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Additionally this standard improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The new guidance is not expected to have a material impact on the consolidated financial statements.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities. This new guidance is to be applied retrospectively beginning in 2013. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk for changes in interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with our customers.
On May 9, 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility"). The new Credit Facility includes a term loan of $150 million. Under the Credit Facility, interest rates will be adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates (see Note F to the consolidated financial statements). The Company's new Credit Facility requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the new unsubordinated term loan. Accordingly, in July 2011, the Company entered into a new interest rate swap instrument. Additionally, the Company continues to hold certain interest rate swaps that were required for the former term loan. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The notional values were $169.5 million as of December 31, 2011. See Note J in the accompanying consolidated financial statements for discussion of our accounting treatment for these hedging transactions.
As of December 31, 2011, the Company has $90.9 million of fixed interest rate debt and $256.0 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $0.8 million for the year ended December 31, 2011.
The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long term debt through a hypothetical 20% increase in interest rates. As of December 31, 2011, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate debt by approximately $2.2 million.
The Company is exposed to concentration of credit risk primarily through cash deposits, cash equivalents, marketable securities and derivatives. As part of our risk management process, we monitor and evaluate the credit standing of the financial institutions with which we do business. The financial institutions with which we do business are generally highly rated. The Company is exposed to counterparty risk, which is the loss we could incur if a counterparty to a derivative contract defaulted.
At December 31, 2011, ABX's defined benefit pension plans had total investment assets of $594.7 million under investment management. See Note H in the accompanying consolidated financial statements for further discussion of these assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company's three principal customers account for a substantial portion of the Company's revenue. The Company's financial security is dependent on its ongoing relationship with its principal customers existing as of December 31, 2011.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dayton, Ohio
March 5, 2012

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,503	$46,543
Accounts receivable, net of allowance of $434 in 2011 and $1,090 in 2010	42,278	40,876
Inventory	8,906	7,205
Prepaid supplies and other	9,785	10,132
Deferred income taxes	31,548	12,879
Aircraft and engines held for sale	9,831	—
TOTAL CURRENT ASSETS	132,851	117,635
Property and equipment, net	748,913	658,756
Other assets	18,579	25,227
Intangibles	6,396	9,259
Goodwill	86,980	89,777
TOTAL ASSETS	$993,719	$900,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,360	$40,558
Accrued salaries, wages and benefits	23,226	24,145
Accrued expenses	10,291	12,144
Current portion of debt obligations	13,223	36,591
Unearned revenue	12,487	10,794
TOTAL CURRENT LIABILITIES	107,587	124,232
Long term debt obligations	333,681	265,937
Post-retirement liabilities	185,562	116,614
Other liabilities	54,212	52,048
Deferred income taxes	42,530	39,746
TOTAL LIABILITIES	723,572	598,577
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,015,789 and 63,652,228 shares issued and outstanding in 2011 and 2010, respectively	640	637
Additional paid-in capital	520,613	518,925
Accumulated deficit	(148,059)	(171,251)
Accumulated other comprehensive loss	(103,047)	(46,234)
TOTAL STOCKHOLDERS’ EQUITY	270,147	302,077
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$993,719	$900,654

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31
	2011	2010	2009
REVENUES	$730,133	$667,382	$823,483
OPERATING EXPENSES
Salaries, wages and benefits	188,884	176,988	380,276
Fuel	150,003	133,776	109,242
Depreciation and amortization	91,063	87,594	83,964
Maintenance, materials and repairs	86,929	79,143	66,621
Landing and ramp	22,630	23,782	29,236
Travel	28,335	22,709	21,761
Rent	25,201	15,339	10,926
Insurance	9,309	9,171	10,918
Impairment of goodwill	2,797	—	—
Impairment of acquired intangibles	2,282	—	—
Impairment of aircraft	22,065	—	—
Other operating expenses	38,006	37,204	38,749
	667,504	585,706	751,693
OPERATING INCOME	62,629	81,676	71,790
OTHER INCOME (EXPENSE)
Interest income	179	316	449
Interest expense	(14,181)	(18,675)	(26,881)
Write-off of unamortized debt issuance costs	(2,886)	—	—
Net loss on derivative instruments	(4,881)	—	—
	(21,769)	(18,359)	(26,432)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	40,860	63,317	45,358
INCOME TAX EXPENSE	(16,995)	(23,413)	(17,156)
EARNINGS FROM CONTINUING OPERATIONS	23,865	39,904	28,202
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(673)	(70)	6,247
NET EARNINGS	$23,192	$39,834	$34,449

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.38	$0.64	$0.45
Discontinued operations	(0.01)	(0.01)	0.10
TOTAL BASIC EARNINGS PER SHARE	$0.37	$0.63	$0.55

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.37	$0.62	$0.44
Discontinued operations	(0.01)	—	0.10
TOTAL DILUTED EARNINGS PER SHARE	$0.36	$0.62	$0.54

WEIGHTED AVERAGE SHARES
Basic	63,284	62,807	62,674
Diluted	64,085	64,009	63,279

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES:
Net earnings from continuing operations	$23,865	$39,904	$28,202
Net loss from discontinued operations	(673)	(70)	6,247
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of aircraft	22,065	—	—
Impairment of goodwill and acquired intangibles	5,079	—	—
Depreciation and amortization	91,063	87,594	84,587
Pension and post-retirement	(2,641)	(1,990)	25,268
Deferred income taxes	17,126	20,820	19,743
Amortization of stock-based compensation	2,877	1,720	1,316
Amortization of DHL promissory note	(6,200)	(4,650)	—
Write-off of unamortized debt issuance costs	2,886	—	—
Net loss on derivative instruments	4,881	—	—
Changes in assets and liabilities:
Accounts receivable	1,980	41,529	4,436
Inventory and prepaid supplies	(13)	(6,253)	8,241
Accounts payable	(1,715)	2,729	1,871
Unearned revenue	9,337	6,789	(10,655)
Accrued expenses, salaries, wages, benefits and other liabilities	(8,209)	(44,648)	(36,373)
Pension and post-retirement liabilities	(23,159)	(32,789)	(32,190)
Other	(2,443)	1,578	2,291
NET CASH PROVIDED BY OPERATING ACTIVITIES	136,106	112,263	102,984
INVESTING ACTIVITIES:
Capital expenditures	(213,083)	(110,681)	(101,227)
Proceeds from property and equipment	11,147	31,981	8,406
Proceeds from the redemption of interest-bearing investments	1,750	—	—
Proceeds from the redemption of marketable securities	—	—	26
NET CASH (USED IN) INVESTING ACTIVITIES	(200,186)	(78,700)	(92,795)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(214,424)	(70,249)	(43,074)
Proceeds from borrowings	265,000	—	—
Financing fees	(2,536)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48,040	(70,249)	(43,074)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,040)	(36,686)	(32,885)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,543	83,229	116,114
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,503	$46,543	$83,229

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$12,985	$16,656	$24,093
Federal alternative minimum and state income taxes paid	$2,448	$523	$3,118
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$6,200	$4,650	$91,985
Accrued capital expenditures	$10,921	$1,404	$1,749
See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2009	63,247,312	$632	$460,155	$(245,534)	$(134,861)	$80,392
Stock-based compensation plans
Grant of restricted stock	200,000	2	(2)			—
Issuance of common shares	19,952	1	(83)			(82)
Forfeited restricted stock	(50,700)	(1)	1			—
Amortization of stock awards and restricted stock			1,316			1,316
Debt extinguishment, net of tax			41,435			41,435
Comprehensive income
Net earnings				34,449		34,449
Other comprehensive income, net of tax					88,472	88,472
Total comprehensive income						$122,921
BALANCE AT DECEMBER 31, 2009	63,416,564	$634	$502,822	$(211,085)	$(46,389)	$245,982
Stock-based compensation plans
Grant of restricted stock	367,200	4	(4)			—
Withholdings of common shares, net of issuances	(95,736)	(1)	(958)			(959)
Forfeited restricted stock	(35,800)	—	—			—
Tax benefit from common stock compensation			498			498
Amortization of stock awards and restricted stock			1,720			1,720
Debt extinguishment, net of tax			14,847			14,847
Comprehensive income
Net earnings				39,834		39,834
Other comprehensive income, net of tax					155	155
Total comprehensive income						$39,989
BALANCE AT DECEMBER 31, 2010	63,652,228	$637	$518,925	$(171,251)	$(46,234)	$302,077
Stock-based compensation plans
Grant of restricted stock	313,300	3	(3)			—
Issuance of common shares, net of withholdings	161,161	1	(1,187)			(1,186)
Forfeited restricted stock	(110,900)	(1)	1			—
Amortization of stock awards and restricted stock			2,877			2,877
Comprehensive income
Net earnings				23,192		23,192
Other comprehensive loss, net of tax					(56,813)	(56,813)
Total comprehensive loss						$(33,621)
BALANCE AT DECEMBER 31, 2011	64,015,789	$640	$520,613	$(148,059)	$(103,047)	$270,147

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -	Summary of Financial Statement Preparation	NOTE I -	Income Taxes
	and Significant Accounting Policies	NOTE J -	Derivative Instruments
NOTE B -	Significant Customers	NOTE K -	Other Comprehensive Income
NOTE C -	Goodwill and Other Intangibles	NOTE L -	Stock-Based Compensation
NOTE D -	Fair Value Measurements	NOTE M -	Earnings Per Share
NOTE E -	Property and Equipment	NOTE N -	Segment Information
NOTE F -	Debt Obligations	NOTE O -	Discontinued Operations
NOTE G -	Commitments and Contingencies	NOTE P -	Quarterly Results (unaudited)
NOTE H -	Pension and Other Post-Retirement Benefit
Plans

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
Through its airline subsidiaries, the Company provides aircraft and airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI") services. Since August of 2003, the Company, through ABX, has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates, which are collectively referred to herein as “DHL.” DHL, an international integrated delivery company, is the Company's largest customer. The Company's airlines serve a base of concentrated customers, including the U.S. Military, who have a diverse line of international cargo traffic. Additionally, ATI provides passenger transportation, primarily to the U.S. Military, using its McDonnell Douglas DC-8 "combi" aircraft, which are certified to carry passengers as well as cargo on the main deck.
In addition to its airline operations and aircraft leasing services, the Company sells aircraft parts, provides aircraft and equipment maintenance services, and operates mail sorting facilities for the U.S. Postal Service (“USPS”).
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
Accounts Receivable and Allowance for Uncollectible Accounts
The Company's accounts receivable is primarily due from its significant customers (see Note B), other airlines, the USPS and freight forwarders. The Company performs a quarterly evaluation of the accounts receivable and the allowance for uncollectible accounts by reviewing specific customers recent payment history, growth prospects, financial condition and other factors that may impact a customer's ability to pay. The Company establishes an allowance for uncollectible accounts for probable losses due to a customer's potential inability or unwillingness to make contractual payments. Account balances are written off against the allowance when the Company ceases collection efforts.
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
Management analyzes the inventory reserve for reasonableness at the end of each quarter. That analysis includes consideration of the expected fleet life, amounts expected to be on hand at the end of a fleet life, and recent events and conditions that may impact the usability or value of inventory. Inventory values reflect obsolescence reserves of $6.3 million and $6.5 million for 2011 and 2010, respectively. Events or conditions that may impact the expected life, usability or net realizable value of inventory include additional aircraft maintenance directives from the FAA, changes in DOT regulations, new environmental laws and technological advances.
Goodwill and Intangible Assets
The Company assesses, during the fourth quarter of each year, the carrying value of goodwill and indefinite-lived intangible assets. Impairment assessments may be performed on an interim basis whenever events or changes in circumstance indicate an impairment may have occurred. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment (see Note C).
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
The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. The costs for ABX's Boeing 767-200 airframe maintenance, which is the majority of the Company's aircraft fleet, are expensed as they are incurred. The costs of major airframe maintenance for the Company's other aircraft are capitalized and amortized over the useful life of the overhaul. The Company's General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” agreements with an engine maintenance provider. Under the power by the hour agreements, the engines are maintained by the service provider for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for the airlines’ other aircraft engines are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the useful life of the overhaul.
Under certain leases, the Company is required to make periodic payments to the lessor for future maintenance events such as engine overhauls and major airframe maintenance. These payments are recorded as deposits until drawn for qualifying maintenance costs. The maintenance costs are expensed or capitalized in accordance with the accounting policy for major airframe and engine maintenance. The Company evaluates at the balance sheet date, whether it is probable that an amount on deposit will be returned by the lessor to reimburse the costs of the maintenance activities. When an amount on deposit is less than probable of being returned, it is recognized as additional maintenance expense.
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $2.2 million, $1.5 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data, recent claims trends and, in the case of employee healthcare and workers’ compensation, an independent actuarial evaluation. Other liabilities included $31.2 million and $39.2 million at December 31, 2011 and December 31, 2010, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs reserved.
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
Revenues from the former DHL ACMI agreement with DHL, which ended on March 31, 2010, were generally determined based on expenses incurred during a period plus mark-ups and were recognized when the related services were performed. ABX and DHL amended the DHL ACMI agreement to set mark-ups to specific quarterly amounts for the first quarter of 2010. In 2008, ABX and DHL executed a severance and retention agreement (“S&R agreement”) which specified employee severance, retention and other benefits that DHL reimbursed to ABX for payments made to its employees that were affected in conjunction with DHL's U.S. restructuring plan. DHL was obligated to reimburse ABX for the cost of employee severance, retention, productivity bonuses and vacation benefits paid in accordance with the agreement. The Company's revenues for the first quarter of 2010 included reimbursement for expenses incurred under the DHL ACMI agreement, the incremental mark-up revenues set by the amendments thereto, and reimbursement for employee severance, retention and vacation benefits.
New Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires comprehensive income to be presented in a single continuous statement of income and comprehensive income or separately in a consecutive financial statement to accompany the statement of income. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. Both ASU’s are effective for annual reporting periods beginning after December 15, 2011. The Company’s adoption of these standards is not expected to have a material impact on the consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This standard is effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This standard provides for an optional qualitative assessment for the annual testing of goodwill impairment that may allow companies to conclude that performing a detailed calculation of the fair value of a reporting unit is unnecessary. This standard expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Additionally this standard improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The new guidance is not expected to have a material impact on the consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”). ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities. This new guidance is to be applied retrospectively beginning in 2013. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company, through ABX, has had contracts with DHL since August of 2003. Effective March 31, 2010, the Company and DHL terminated the former DHL ACMI agreement and executed new follow-on agreements Under the new agreements, DHL leases 13 Boeing 767 freighter aircraft from CAM, while ABX operates those aircraft for DHL under a separate CMI agreement. The CMI agreement is not based on a cost-plus pricing arrangement, but instead pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of crews provided to DHL for its U.S. network. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. The initial term of the CMI agreement is five years, while the term of the aircraft leases are seven years. Under the CMI agreement, ABX contracted with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement. AMES also provides scheduled maintenance for the four DHL-owned aircraft operated by ABX under the CMI agreement.
Continuing revenues from leases and contracted services for DHL were approximately 36%, 36% and 55% of the Company's consolidated revenues from continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s balance sheets include accounts receivable and other long term receivables with DHL of $9.8 million and $19.0 million as of December 31, 2011 and 2010, respectively.
BAX/Schenker
A significant portion of the Company’s revenues, and cash flows have historically been derived from providing airlift to BAX Global, Inc.'s network in North America ("BAX/Schenker"). CCIA and ATI each had contracts to provide airlift to BAX/Schenker. BAX/Schenker provided freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping. Revenues from the services performed for BAX/Schenker were approximately 26%, 29% and 19% of the Company’s total revenues from continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively. (Excluding directly reimbursable revenues, the revenues from the services performed for BAX/Schenker were approximately 15%, 18% and 14% of the Company's revenues for the years ended December 31, 2011, 2010 and 2009, respectively.)
On July 22, 2011, BAX/Schenker announced its plan to adopt a new operating model that phased-out the dedicated air cargo network in North America supported by the Company. To execute that plan, on September 2, 2011, BAX/Schenker ceased air cargo operations at its air hub in Toledo, Ohio and began to conduct air operations from the Cincinnati/Northern Kentucky airport, utilizing DHL's U.S. air hub. The Company provided limited airlift directly to BAX/Schenker through the peak delivery season, until late December, 2011. Beginning in January 2012, the Company contracted with DHL to supplement its U.S. air network to service BAX/Schenker freight volumes on DHL's expanded air network without the use of ATI's DC-8 aircraft and with only limited use of CCIA's Boeing 727 aircraft.
Beginning in August 2011, the Company began to incur wind-down costs related to the phase-out of the BAX/Schenker air network in North America. During the second half of 2011, the Company's wind-down costs included employee severance benefits, airport lease termination payments, aircraft and equipment repositioning and other expenses. These expenses were approximately $1.4 million.
The Company’s balance sheets include accounts receivable with BAX/Schenker of $5.5 million as of December 31, 2011 and 2010.

U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 12%, 14% and 10% of the Company's total revenues from continuing operations for the years ended December 31, 2011, 2010 and 2009, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $5.2 million and $8.4 million as of December 31, 2011 and 2010, respectively.

NOTE C—GOODWILL AND OTHER INTANGIBLES

The Company has two reporting units, ATI (a component of ACMI Services) and CAM, that have goodwill. In conjunction with the phase-out of BAX/Schenker's dedicated airlift in North America (see Note B), which relied on operations provided by the Company, the Company tested the carrying values of goodwill and related intangible assets as of July 31, 2011. The Company recognized an impairment charge to reduce the value of the recorded goodwill and customer relationship intangible associated with ATI to $52.6 million and $2.5 million, respectively. The Company determined the fair values of ATI and CAM separately using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). BAX/Schenker's decision to discontinue a dedicated U.S. air network using ATI's DC-8 aircraft was precipitated by prolonged recessionary conditions and trends toward higher fuel prices. ATI's goodwill and related intangible assets were not impaired further because of expected future net cash flows from its growing fleet of Boeing 767 aircraft and combi aircraft services which it provides to the U.S. Military. In conjunction with the Company' annual evaluation, goodwill and customer relationships were tested as of December 31, 2011 and found not to be impaired.
Changes in the carrying amount of goodwill during the year ended December 31, 2011, by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2009	$55,382	$34,395	$89,777
Carrying value as of December 31, 2010	$55,382	$34,395	$89,777
Impairment	(2,797)	—	(2,797)
Carrying value as of December 31, 2011	$52,585	$34,395	$86,980
Changes in the carrying amount of intangible assets during the year ended December 31, 2011 are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates
Carrying value as of December 31, 2010	$5,259	$4,000
Amortization	(581)	—
Impairment	(2,282)	—
Carrying value as of December 31, 2011	$2,396	$4,000
The customer relationship intangible amortizes over 10 more years while the airline certificates have indefinite lives and therefore are not amortized. The Company recorded amortization expense of $0.6 million, $0.8 million and $0.9 million for the years ending December 31, 2011, 2010 and 2009, respectively, for the customer relationships intangible asset.

NOTE D—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swaps are reported on the Company’s consolidated balance sheet at fair values based on market values from identical or comparable transactions. The fair value of the Company’s money market funds and interest rate swaps are based on observable inputs (Level 2) from comparable market transactions. The use of significant unobservable inputs (Level 3) was not necessary in determining the fair value of the Company’s financial assets and liabilities.
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2011	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$10,002	$11,541	$—	$21,543
Total Assets	$10,002	$11,541	$—	$21,543
Liabilities
Interest rate swap	$—	$(5,024)	$—	$(5,024)
Total Liabilities	$—	$(5,024)	$—	$(5,024)

As of December 31, 2010	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,411	$—	$20,411
Total Assets	$—	$20,411	$—	$20,411
Liabilities
Interest rate swap	$—	$(4,563)	$—	$(4,563)
Total Liabilities	$—	$(4,563)	$—	$(4,563)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations was approximately $5.9 million more than the carrying value, which was $346.9 million at December 31, 2011. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
At December 31, 2011, the Company’s subsidiaries owned 52 aircraft in serviceable condition consisting of 21 Boeing 767-200 freighter aircraft leased to external customers, 30 freighter aircraft operated by the Company's airlines and one Boeing 767 passenger aircraft. These 30 freighter aircraft operated by the Company's airlines consisted of 14 Boeing 767-200, two Boeing 767-300, three Boeing 757, four Boeing 727, three McDonnell Douglas DC-8 freighters and four McDonnell Douglas DC-8 combi aircraft. The Company's subsidiaries also leased four Boeing 767-200 aircraft and one Boeing 767-300 aircraft, as of December 31, 2011. Additionally, as of December 31, 2011, the Company had one Boeing 767-200 aircraft, three Boeing 767-300 aircraft and two Boeing 757 aircraft undergoing modification to standard freighter configuration. The combined carrying value of aircraft in modification was $101.7 million at December 31, 2011.
Property and equipment, to be held and used, consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Aircraft and flight equipment	$1,012,000	$928,784
Support equipment	51,297	50,424
Vehicles and other equipment	1,589	1,604
Leasehold improvements	714	714
	1,065,600	981,526
Accumulated depreciation	(316,687)	(322,770)
Property and equipment, net	$748,913	$658,756

There were no aircraft or flight equipment held under capital leases as of December 31, 2011, compared to $22.2 million as of December 31, 2010. Accumulated depreciation and amortization included $10.8 million as of December 31, 2010, for property held under capital leases. Rent and lease expense for five aircraft and facilities under operating lease agreements totaled $21.2 million for 2011.
Stagnant economic growth and higher fuel prices precipitated BAX/Schenker's decision to phase-out its North American air network (see note B) and diminished the demand for the Company's Boeing 727 and DC-8 freighter aircraft. These aircraft are less fuel efficient and generally require higher maintenance costs to maintain acceptable levels of reliability compared to more modern aircraft. As a result of these conditions and BAX/Schenker's decision in July 2011 to phase-out its North American air network, the Company decided to retire the Boeing 727 and DC-8 freighter fleets. The Company has begun to market the aircraft engines, parts and airframes to other operators and aircraft parts dealers. During the third quarter of 2011, the Company recorded a pre-tax impairment charge totaling $22.1 million to reduce the carrying values of its Boeing 727 and DC-8 freighters, engines and related parts to their estimated fair value. The Company determined the fair values of these aircraft with the assistance of an independent appraiser using comparable market sales (level 2 fair value inputs). The carrying value of the Boeing 727 and DC-8 freighter aircraft available for sale totaled $9.8 million as of December 31, 2011. Additionally, as of December 31, 2011, the carrying value of the Boeing 727 and DC-8 freighter aircraft to be held and used during 2012 totaled $2.7 million.
Cash flows generated from the removal of aircraft from the Company's in-service fleet and sales of other property and equipment totaled $11.1 million and $32.0 million for the years ended December 31, 2011 and 2010, respectively. During the fourth quarter of 2011, the Company received $10.7 million from BAX/Schenker for the reimbursement of capitalized maintenance costs for aircraft removed from service. In May 2010, DHL paid the Company $29.7 million for the carrying value of the five Boeing 767 non-standard freighter aircraft and 26 DC-9 aircraft previously put to DHL under the terms of the DHL ACMI agreement. Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of operations.
CAM owned aircraft with a carrying value of $316.4 million and $263.2 million that were under leases to external customers as of December 31, 2011 and December 31, 2010, respectively. Minimum future lease payments for aircraft and equipment leased to external customers as of December 31, 2011 is scheduled to be $68.3 million, $55.7 million, $55.7 million, $55.7 million and $47.8 million for each of the next five years ending December 31, 2016.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	December 31,	December 31,
	2011	2010
Unsubordinated term loan	$150,000	$178,000
Revolving credit facility	106,000	—
Aircraft loans	70,754	92,075
Capital lease obligations-Boeing 727	—	5,910
Promissory note due to DHL, unsecured	20,150	26,350
Other capital leases	—	193
Total long term obligations	346,904	302,528
Less: current portion	(13,223)	(36,591)
Total long term obligations, net	$333,681	$265,937
In May 2011, the Company executed a new, syndicated credit facility with a larger borrowing capacity and repayment terms through April 2016 ("Credit Facility"). The new Credit Facility, with a consortium of banks, includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $106 million, net of repayments. The former term loan, having a balance of $172.4 million, was completely paid-off on May 9, 2011, using the proceeds of the new term loan and revolving loan. Under the terms of the Credit Facility, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.58% and 2.30%, respectively. During the next twelve months, the Company expects to make further draws on the revolving credit loan to fund its fleet expansion plans. The Credit Facility also has an accordion feature of $50 million which the Company may draw subject to the lenders' consent. Repayments of the term loan are scheduled to begin in June 2012. The Credit Facility provides for the issuance of letters of credit on the Company's behalf. As of December 31, 2011, the unused revolving credit facility totaled $52.5 million, net of draws of $106.0 million and outstanding letters of credit of $16.5 million.
In conjunction with the execution of the Credit Facility, the Company terminated its previous credit agreement, which resulted in the write-off of unamortized debt issuance costs associated with that credit agreement and losses for certain interest rate swaps which had previously been designated as cash flow hedges of interest payments required by the former debt. These charges, which totaled $6.8 million before income taxes, were recorded in March 2011.
The aircraft loans are collateralized by six aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. Interest rates range from 6.74% to 7.36% per annum payable monthly. In May, the Company completely paid-off an aircraft loan at par value prior to maturity, remitting $13.8 million for the outstanding principal.
The scheduled annual principal payments on long term debt, as of December 31, 2011, for the next five years are as follows (in thousands):

Principal Payments
2012	$13,223
2013	21,265
2014	23,722
2015	24,344
2016	226,115
2017 and beyond	38,235
$346,904
The promissory note payable to DHL becomes due in August 2028 as a balloon payment, unless it is extinguished sooner under the terms of the CMI agreement. Beginning April 1, 2010 and extending through the term of the CMI agreement, the balance of the note is amortized ratably without cash payment, in exchange for services provided and thus is expected to be completely amortized by April 2015. The promissory note bears interest at a rate of 5% per annum, and DHL reimburses ABX the interest expense from the note through the term of the CMI agreement.
In March 2009, the Company and DHL agreed to amend the promissory note. The Company agreed to pay DHL $15.0 million of the principal balance, while DHL agreed to extinguish an additional $46.3 million of principal balance. In 2009, the Company recorded the extinguishment of $46.3 million as a capital transaction due to the related party nature of ABX’s relationship with DHL stemming from ABX’s separation from Airborne, Inc. in August 2003. Net of the income tax effects, paid-in capital increased by $29.5 million in 2009 due to the extinguishment.
In June 2009, ABX executed a Lease Assumption and Option Agreement with DHL. In conjunction with the Lease Assumption and Option Agreement, DHL assumed financial responsibility for the capital leases associated with five Boeing 767 aircraft that ABX was operating on behalf of DHL. During 2009, the lease agreements for the five Boeing 767 capital lease aircraft were settled and terminated with the lessor. The Company recorded DHL’s assumption of the lease obligations and debt extinguishment of $45.7 million as a capital transaction due to the related party nature of ABX’s relationship with DHL. As a result, paid-in capital increased by $11.9 million in 2009. The increase in paid-in capital reflects the removal of aircraft having a net book value of $20.9 million, the recognition of the $10.0 million liability for future rent credits granted to DHL, the settlement of certain lease payments and expenses of $3.9 million, and the tax effect of $6.8 million as well as the extinguishment of the debt.
In 2010, the Company adjusted the income tax effect of the debt extinguishment for the promissory note with DHL to reflect the original issue discount associated with the extinguished amount. As a result, the Company reduced the deferred tax liability and increased paid-in-capital by $14.8 million during 2010.
The Credit Facility is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Credit Facility, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and total revolving credit facility. The Credit Facility contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt to EBITDA ratio and a fixed charge coverage ratio. The Credit Facility stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Credit Facility. The Company is currently in compliance with the financial covenants specified in the Credit Facility. The Credit Facility limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $50.0 million during any calendar year. Under the provisions of its promissory note due to DHL, the Company is required to prepay the DHL note in the amount of $0.20 for each dollar of dividend distributed to its stockholders. The same prepayment stipulation applies to stock repurchases.

NOTE G—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases airport facilities and certain operating equipment under operating lease agreements. ABX leases portions of the air park in Wilmington, Ohio under a lease agreement with a regional port authority, the term of which expires in May of 2019.
As of December 31, 2011, the Company no longer has any lease commitments under capital leases. Lease commitments under operating leases at December 31, 2011, are as follows (in thousands):

Operating Leases
2012	$21,424
2013	19,873
2014	16,892
2015	7,016
2016	3,581
2017 and beyond	7,347
Total minimum lease payments	$76,133
Commitments
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd., "IAI," for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of December 31, 2011, two such aircraft have completed the modification process and three Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration. If the Company were to cancel the conversion program as of December 31, 2011, it would owe IAI approximately $12 million associated with additional conversion part kits which have been ordered. In February 2012, the Company purchased two more Boeing 767-300 passenger aircraft with the intent to modify these aircraft into standard freighters.
In October 2010, the Company entered into an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 combi variant to be developed by Precision will incorporate 10 full cargo pallet positions along with seating for up to 58 passengers. During 2011, the Company purchased two Boeing passenger 757 aircraft for combi conversion with Precision and another Boeing 757 passenger aircraft for the standard freighter modification process with Precision. As of December 31, 2011, one Boeing 757 has completed the modification process for standard freighter configuration while the other two Boeing 757 are in the combi conversion process. If the Company were to cancel the conversion program as of December 31,

2011, it would owe Precision approximately $8 million associated with engineering efforts and conversion part kits which have been ordered.
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
On March 18, 2010, the Court issued a decision in response to a motion filed by ABX and the other ABX defendants, dismissing three of the five claims constituting the basis of Plaintiffs' complaint. Thereafter, on October 7, 2010, the Court issued a decision permitting the plaintiffs’ to amend their complaint for the purpose of reinstating one of their dismissed claims. On October 26, 2010, ABX and the other ABX defendants filed an answer denying the allegations contained in plaintiffs’ second amended complaint.
On December 2, 2011, the parties attended a settlement conference presided over by the Court and agreed to settle this matter. The settlement calls for ABX to pay to the plaintiffs a monetary amount, which management believes to be less than it would have cost for ABX to defend the case at trial. Once the plaintiffs have provided notice to the putative class members of the settlement, the Court will hold a hearing to consider any objections and seek final confirmation of the settlement.
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
The FAA issued LOIs to CCIA arising from a focused inspection of that airline’s operations during the fourth quarter of 2009 which resulted in the FAA seeking monetary penalties against CCIA. CCIA attended an informal conference with the FAA in November 2011 and agreed to pay reduced monetary penalties in satisfaction thereof.
ABX received an LOI from the FAA alleging that ABX failed to comply with an FAA Airworthiness Directive involving its Boeing 767 aircraft and proposing a monetary settlement. However, the FAA has taken no action in this matter since December 2009.
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, brought an administrative action against ABX alleging numerous violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region, which is located near the Brussels Airport. On May 13, 2011, the BIM levied an administrative penalty on ABX in the amount of €0.1 million (approximately $0.2 million) for numerous alleged violations of the ordinance during the period from May 2009 through November 2009. ABX appealed this matter to the Environmental College in Brussels. However, on October 10, 2011, the Environmental College affirmed the decision of the BIM. On or about December 7, 2011, ABX appealed the decision to the Council of State, which appeal is currently pending.
On November 25, 2011, the BIM levied a second administrative penalty on ABX in the amount of €0.1 million (approximately $0.2 million) for numerous alleged violations of the ordinance during the period from December 2009 through December 2010. On January 2, 2012, ABX appealed this matter to the Environmental College in Brussels and, in the event the decision of the BIM is affirmed, will appeal the decision to the Council of State.
The ordinance in question is controversial for the reason that it was adopted by the Brussels-Capital Region and is more restrictive than the noise limitations in effect in the Flemish Region, which is where the Brussels Airport is located. The ordinance is the subject of several court cases currently pending in the Belgian courts and numerous airlines have been levied fines thereunder.
Other
In addition to the foregoing matters, the Company is also currently a party to legal proceedings in various federal and state jurisdictions arising out of the operation of their business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that their ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the Company’s financial condition or results of operations. The Company costs for legal defense are expensed as incurred.
Employees Under Collective Bargaining Agreements
As of December 31, 2011, the flight crewmember employees of ABX, ATI and CCIA were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	13.7%
ATI	Airline Pilots Association	10.9%
CCIA	Airline Pilots Association	4.9%

NOTE H—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Defined Benefit and Post-retirement Healthcare Plans
ABX sponsors a qualified defined benefit pension plan for ABX crewmembers and a qualified defined benefit pension plan for a major portion of its other ABX employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. Employees are no longer accruing benefits under any of the defined benefit pension plans. ABX also sponsors a post-retirement healthcare plan for its ABX employees, which is unfunded.
The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement costs. The assumptions considered most sensitive in actuarially valuing ABX’s pension obligations and determining related expense amounts are discount rates and expected long term investment returns on plan assets. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.

ABX measures plan assets and benefit obligations as of December 31 of each year. Information regarding ABX’s sponsored defined benefit pension plans and post-retirement healthcare plans follow below. The accumulated benefit obligation reflects pension benefit obligations based on the actual earnings and service to-date of current employees.
Funded Status  (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2011	2010	2011	2010
Accumulated benefit obligation	$772,612	$694,548	$9,275	$10,135
Change in benefit obligation
Obligation as of January 1	$694,548	$629,236	$10,135	$33,142
Service cost	—	2,286	247	341
Interest cost	37,163	36,678	389	800
Curtailment gain	—	—	—	—
Special termination benefits	—	—	—	—
Plan amendment	—	—	—	(24,648)
Plan transfers	871	2,204	—	—
Benefits paid	(23,501)	(20,833)	(1,304)	(1,278)
Actuarial (gain) loss	63,531	44,977	(192)	1,778
Obligation as of December 31	$772,612	$694,548	$9,275	$10,135
Change in plan assets
Fair value as of January 1	$588,494	$509,656	$—	$—
Actual gain on plan assets	10,842	60,892	—	—
Plan transfers	871	2,204	—	—
Employer contributions	17,991	36,575	1,304	1,278
Benefits paid	(23,501)	(20,833)	(1,304)	(1,278)
Fair value as of December 31	$594,697	$588,494	$—	$—
Funded status
Recorded liabilities—net underfunded	$(177,915)	$(106,054)	$(9,275)	$(10,135)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2011, 2010 and 2009, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plans
	2011	2010	2009	2011	2010	2009
Service cost	$—	$2,286	$12,870	$247	$341	$650
Interest cost	37,163	36,678	37,699	389	800	1,767
Expected return on plan assets	(39,027)	(35,600)	(29,569)	—	—	—
Curtailment loss	—	—	25,048	—	—	—
Special termination benefits	—	—	1,550	—	—	—
Net amortization and deferral	2,700	2,069	27,434	(5,023)	(3,803)	—
Net periodic benefit cost	$836	$5,433	$75,032	$(4,387)	$(2,662)	$2,417
The net periodic expense includes a net curtailment charge of $25.0 million for 2009 to recognize prior service costs of employees terminated in conjunction with the DHL restructuring, as prescribed by FASB ASC Topic 715-30. During 2009, the Company amended each defined benefit pension plan to freeze the accrual of additional benefits and notified the affected employees. In December 2009, the defined benefit pension plans for ABX crewmembers were amended to grant more service credit to active participants for their years of service that occurred before the pension plan was initiated. In 2010, the Company modified the post-retirement health plans for ABX employees. Benefits for covered individuals now terminates upon reaching age 65 under the modified post-retirement healthcare plans.
Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31, 2011, are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2011	2010	2011	2010
Unrecognized prior service cost	$—	$—	$(14,929)	$(20,481)
Unrecognized net actuarial loss	165,505	76,490	3,061	3,783
Accumulated other comprehensive loss (gain)	$165,505	$76,490	$(11,868)	$(16,698)
The following table sets forth the amounts of unrecognized net actuarial gain and loss recorded in accumulated other comprehensive income that is expected to be recognized as components of net periodic benefit expense during 2012 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$10,681	$433
Prior Service Cost	—	(5,552)
Assumptions
Assumptions used in determining ABX’s pension obligations at December 31 were as follows:

	Pension Plans
	2011	2010	2009
Discount rate	4.65% - 5.10%	5.35% - 5.55%	5.85% - 6.00%
Expected return on plan assets	6.75%	6.75%	7.00%
Rate of compensation increase (pilots)	not applicable	not applicable	4.50%
Rate of compensation increase (non-pilots)	not applicable	not applicable	4.00%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 4.60% for pilots and 4.05% for non-pilots at December 31, 2011. The discount rate used to determine post-retirement healthcare obligations for both pilots and non-pilots was 4.15% at December 31, 2010 and 5.85% at December 31, 2009, respectively. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly healthcare cost trend rates do not effect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2011	2010
Cash	2%	1%
Equity securities	46%	48%
Fixed income securities	50%	49%
Real estate	2%	2%
	100%	100%
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
An actuarial firm advised ABX in developing the overall expected long term rate of return on plan assets. The overall expected long term rate of return was developed using various market assumptions in conjunction with the plans’ targeted asset allocation. The assumptions were based on historical market returns.
Cash Flows
In 2011 and 2010, ABX made contributions to its defined benefit pension plans of $18.0 million and $36.6 million, respectively. The Company estimates that its contributions in 2012 will be approximately $25.0 million for its defined benefit pension plans and $1.2 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2012	$25,837	$1,241
2013	27,354	1,113
2014	31,518	1,028
2015	31,452	964
2016	33,914	904
Years 2017 to 2021	204,455	4,372
Fair Value Measurements
The pension plan assets are valued at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
Temporary Cash Investments—These investments consist of U.S. dollars and foreign currencies held in master trust accounts at The Northern Trust Company. Foreign currencies held are reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. These temporary cash investments are classified as Level 1 investments.
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
Hedge Funds and Private Equity—These investments are not readily tradeable and have valuations that are not based on readily observable data inputs. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. Therefore, these assets are classified as Level 3.
The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2011	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$14	$—	$—	$14
Common trust funds	—	17,495	—	17,495
Corporate stock	49,169	197	—	49,366
Mutual funds	73,910	125,027	—	198,937
Fixed income investments	17,009	271,560	—	288,569
Real estate	—	—	14,557	14,557
Hedge funds and private equity	—	—	25,759	25,759
Total plan assets	$140,102	$414,279	$40,316	$594,697

As of December 31, 2010	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$656	$—	$—	$656
Common trust funds	—	20,769	—	20,769
Corporate stock	49,368	—	—	49,368
Mutual funds	156,501	121,100	—	277,601
Fixed income investments	31,769	170,607	—	202,376
Real estate	—	—	12,214	12,214
Hedge funds and private equity	—	—	25,510	25,510
Total plan assets	$238,294	$312,476	$37,724	$588,494
ABX’s pension investments include hedge funds, private equity and real estate funds whose fair values have been estimated in the absence of readily determinable fair values. Management’s estimates are based on information provided by the fund managers or general partners of those funds. The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant Level 3 unobservable inputs (in thousands):

	Hedge Funds & Private Equity	Real Estate Investments	Total
January 1, 2010	$23,109	$11,160	$34,269
Unrealized gains	1,504	1,054	2,558
Purchases & settlements	897	—	897
December 31, 2010	$25,510	$12,214	$37,724
Unrealized gains	713	2,343	3,056
Purchases & settlements	(464)	—	(464)
December 31, 2011	$25,759	$14,557	$40,316

Crew Sick Leave Post-retirement Benefit
ATI provided a sick leave benefit for ATI crewmembers that accumulated through participant retirement dates. During 2011, the plan was terminated and completely settled. The status of the plan as of December 31, 2011 and 2010 is summarized as follows (in thousands):

	Post-retirement Sick Leave
	2011	2010
Accumulated benefit obligation	$—	$3,556
Change in benefit obligation
Obligation as of January 1	$3,556	$3,002
Service cost	297	228
Interest cost	155	151
Benefits paid	(3,802)	(35)
Actuarial (gain) loss	(206)	210
Obligation as of December 31	$—	$3,556
Change in plan assets
Fair value as of January 1	$—	$—
Employer contributions	3,802	35
Benefits paid	(3,802)	(35)
Fair value as of December 31	$—	$—
Funded status
Recorded liabilities—net underfunded	$—	$(3,556)
Accumulated other comprehensive income	$—	$426
Assumptions used in determining the crew sick leave post-retirement obligations at December 31 were as follows:

	Post-Retirement Plan
	2010	2009
Discount rate	4.64%	5.32%
Rate of compensation increase	4.00%	4.00%

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. ABX had also sponsored a defined contribution profit sharing plan, which was coordinated and used to offset obligations accrued under the qualified defined benefit plans. Contributions to this plan were discontinued in 2000 for all non-pilot participants and in 2009 for all pilot participants. Expenses for defined contribution retirement plans were as follows (in thousands):

	Years Ended December 31
	2011	2010	2009
Capital accumulation plans	$4,938	$4,527	$5,299
Profit sharing plans	—	110	547
Total expense	$4,938	$4,637	$5,846

NOTE I—INCOME TAXES
At December 31, 2011, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $97.9 million, which begin to expire in 2024 if not utilized before then. The deferred tax asset balance includes $0.8 million net of a $0.2 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. During the second quarter of 2008, ABX recorded a valuation allowance against these state NOLs for potential changes in DHL's network operations. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets.
The significant components of the deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31
	2011	2010
Deferred tax assets:
Net operating loss carryforward and federal credits	$35,814	$13,482
Capital and operating leases	763	—
Post-retirement employee benefits	65,695	40,454
Employee benefits other than post-retirement	17,324	18,480
Other	13,017	14,231
Deferred tax assets	132,613	86,647
Deferred tax liabilities:
Accelerated depreciation and impairment charges	(130,180)	(93,999)
Partnership items	(12,384)	(17,552)
State taxes	(802)	(1,734)
Valuation allowance against deferred tax assets	(229)	(229)
Deferred tax liabilities	(143,595)	(113,514)
Net deferred tax (liability)	$(10,982)	$(26,867)
The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2011	2010	2009
Current taxes:
Federal	$(950)	$1,275	$—
State	426	1,278	399
Deferred taxes:
Federal	15,968	20,452	16,624
State	1,551	408	133
Total deferred tax expense	17,519	20,860	16,757
Total income tax expense from continuing operations	$16,995	$23,413	$17,156
Income tax expense (benefit) from discontinued operations	$(393)	$(40)	$2,986
Income tax expense (benefit) for debt extinguishment	$—	$(14,847)	$23,612

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1%	1.7%	0.8%
Tax effect of non-deductible goodwill	2.4%	—%	—%
Tax effect of other non-deductible expenses	1.7%	0.9%	1.7%
Other	(0.6)%	(0.6)%	0.3%
Effective income tax rate	41.6%	37.0%	37.8%
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2011	2010	2009
Statutory federal tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	(1.8)%	(1.3)%	1.2%
Tax effect of other non-deductible expenses	—%	—%	(3.8)%
Effective income tax rate	(36.8)%	(36.3)%	32.4%
The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. During 2010, the statute of limitations expired on the remaining uncertain position items, accordingly, the Company reversed the remaining uncertain positions liability of $2.2 million, reduced tax expense by $0.4 million and restored the deferred tax asset by $1.7 million. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2011, 2010 and 2009. Changes in unrecognized tax benefits are as follows (in thousands):

	2011	2010	2009
As of January 1	$—	$4,287	$5,496
Reductions for tax positions of prior years	—		(1,209)
Expiration of uncertain tax positions	—	(4,287)
As of December 31	$—	$—	$4,287
Prior to 2008, the Company and its acquired subsidiary, Cargo Holdings International, ("CHI") filed separate consolidated tax returns. During 2009, the IRS concluded its examination of the consolidated returns for CHI for 2004 through 2007. This examination resulted in no significant changes. Accordingly, in 2009, the Company reversed $1.2 million of unrecognized tax benefits related to the CHI acquisition.
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

In 2010, the IRS concluded its examination of the 2008 federal return for the Company and issued a "no change" report in early 2011. State and local returns filed for 2005 though 2010 are generally also open to examination by their respective jurisdictions.

NOTE J—DERIVATIVE INSTRUMENTS
In conjunction with the unsubordinated term loan under the former credit agreement, the Company entered into interest rate swaps in January 2008 to reduce the effects of fluctuating LIBOR-based interest rates on forecasted interest payments stemming from the scheduled repayment of the debt. Under the interest rate swap agreements, the Company pays a fixed rate of 3.105% and receives a floating rate that resets quarterly based on LIBOR. The notional value of the interest rate swaps step downward through December 31, 2012. In accordance with FASB ASC Topic 815-30 Derivatives and Hedging, the Company accounted for the interest rate swaps as hedges of the forecasted cash flows. Accordingly, losses caused by lower floating interest rates had been recorded to accumulated other comprehensive income for the effective portion. Effective March 31, 2011, in conjunction with its decision to refinance the unsubordinated term loan, the Company ceased hedge accounting after determining that the forecasted interest payments will not occur near the time originally expected. As a result, the Company recorded a pre-tax charge of $3.9 million in the first quarter of 2011 based on the fair market value of the derivatives on March 31, 2011, to recognize the losses previously recorded in accumulated other comprehensive income.
In addition to the interest rate swaps noted above, the Company's new Credit Facility requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the new subordinated term loan. As a result, the Company entered into a new interest rate swap in July of 2011 having an initial notional value of $75.0 million and a forward start date of December 31, 2011. Under this swap, the Company will pay a fixed rate of 2.02% and receive a floating rate that resets quarterly based on LIBOR. The Company did not designate the recent interest rate swap as a hedge for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations.
For the year ended December 31, 2011, the Company recorded an unrealized loss on derivatives of $4.9 million to reflect the interest rate swaps at market value. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2011		December 31, 2010
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
December 31, 2012	3.105%	$59,500	$(1,394)	$68,000	$(2,893)
December 31, 2012	3.105%	35,000	(820)	40,000	(1,670)
May 9, 2016	2.020%	75,000	(2,810)	—	—

NOTE K—OTHER COMPREHENSIVE INCOME
Comprehensive income includes the following transactions for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Before Tax	Income Tax (Expense) or Benefit	Net of Tax
2011
Actuarial loss for retiree liabilities	$(91,523)	$33,635	$(57,888)
Unrealized gain on derivative instruments	631	(229)	402
Reclassifications to net income:
Hedging gain realized	(223)	61	(162)
Unrealized loss on derivative instruments	3,932	(1,427)	2,505
Pension actuarial loss	2,700	(992)	1,708
Post-retirement actuarial loss	211	(77)	134
Post-retirement negative prior service cost	(5,552)	2,040	(3,512)
Other comprehensive loss	$(89,824)	$33,011	$(56,813)
2010
Actuarial loss for retiree liabilities	$(21,674)	$7,868	$(13,806)
Post-retirement liabilities negative prior service cost	24,648	(8,947)	15,701
Unrealized loss on derivative instruments	(848)	308	(540)
Reclassifications to net income:
Hedging gain realized	(106)	38	(68)
Pension actuarial loss	2,068	(751)	1,317
Post-retirement actuarial loss	321	(116)	205
Post-retirement negative prior service cost	(4,168)	1,514	(2,654)
Other comprehensive income	$241	$(86)	$155
2009
Actuarial gain for retiree liabilities	$112,054	$(40,715)	$71,339
Unrealized gain on derivative instruments	1,742	(632)	1,110
Reclassifications to net income:
Hedging gain realized	(114)	41	(73)
Pension actuarial loss	25,451	(9,238)	16,213
Post-retirement actuarial gain	(2,166)	786	(1,380)
Pension prior service cost	1,983	(720)	1,263
Other comprehensive income	$138,950	$(50,478)	$88,472

NOTE L—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on invested capital, depending on the form of award, during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with approximately a six-month vesting period, which will settle when the board member ceases to be a director of the Company. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Years Ended December 31
	2011		2010		2009
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,514,300	$3.55	1,505,550	$3.07	1,667,100	$4.24
Granted	555,237	8.72	804,400	4.37	295,200	0.93
Converted	(443,300)	2.45	(425,139)	3.35	(196,774)	6.33
Expired	—	—	(298,911)	3.77	(158,576)	7.10
Forfeited	(168,200)	4.22	(71,600)	3.12	(101,400)	3.41
Outstanding at end of period	1,458,037	$5.77	1,514,300	$3.55	1,505,550	$3.07
Vested	390,037	$4.45	659,467	$3.33	283,939	$4.18
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $8.25, $4.00 and $0.93 for 2011, 2010 and 2009, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $11.17 and $5.60 for 2011 and 2010, respectively. There were no market condition awards granted in 2009. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2011 and 2010 using daily stock prices and using the following variables"

	2011	2010
Risk-free interest rate	1.3%	1.7%
Volatility	125.0%	125.3%
For the years ended December 31, 2011, 2010 and 2009, the Company recorded expense of $2.9 million, $1.7 million and $1.3 million, respectively, for stock incentive awards. At December 31, 2011, there was $3.3 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. None of the awards were convertible, and none of the outstanding shares of restricted stock had vested as of December 31, 2011. These awards could result in a maximum number of 1,699,687 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2013.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	December 31
	2011	2010	2009
Earnings from continuing operations	$23,865	$39,904	$28,202
Weighted-average shares outstanding for basic earnings per share	63,284	62,807	62,674
Common equivalent shares:
Effect of stock-based compensation awards	801	1,202	605
Weighted-average shares outstanding assuming dilution	64,085	64,009	63,279
Basic earnings per share from continuing operations	$0.38	$0.64	$0.45
Diluted earnings per share from continuing operations	$0.37	$0.62	$0.44
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 584,700 shares, 564,100 shares and 630,300 shares of restricted stock for 2011, 2010 and 2009, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 176,000 at December 31, 2011 and immaterial at December 31, 2010 and 2009.

NOTE N—SEGMENT INFORMATION
The Company operates in two reportable segments, as described below. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings includes an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations including the CMI agreement with DHL, as well as ACMI and charter service agreements that the Company provides to other customers. Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Company's other activities, which include contracts with the USPS, the sale of aircraft parts and maintenance services, management services for workers' compensation and logistics services, do not constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets - All other below. The Company's segment information from continuing operations is presented below (in thousands):

	Year Ended December 31
	2011	2010	2009
Total revenues:
CAM	$140,469	$101,375	$60,685
ACMI Services	605,461	579,412	768,824
All other	105,284	87,660	64,914
Eliminate inter-segment revenues	(121,081)	(101,065)	(70,940)
Total	$730,133	$667,382	$823,483
Customer revenues:
CAM	$67,791	$43,294	$10,926
ACMI Services	604,951	578,198	768,225
All other	57,391	45,890	44,332
Total	$730,133	$667,382	$823,483
Depreciation and amortization expense:
CAM	$54,897	$40,215	$22,869
ACMI Services	36,136	47,176	60,047
All other	30	203	1,048
Total	$91,063	$87,594	$83,964
Impairment charges:
CAM - aircraft impairment	$6,761	$—	$—
ACMI Services - aircraft impairment	15,304	—	—
ACMI Services - customer relationship impairment	2,282	—	—
ACMI Services - goodwill impairment	2,797	—	—
Total	$27,144	—	$—
Segment earnings (loss):
CAM	$53,221	$41,586	$22,775
ACMI Services	(13,807)	20,888	28,392
All other	11,331	8,017	3,518
Net unallocated interest expense	(2,118)	(7,174)	(9,327)
Write-off of unamortized debt issuance costs	(2,886)	—	—
Net loss on derivative instruments	(4,881)	—	—
Pre-tax earnings from continuing operations	$40,860	$63,317	$45,358

The Company's assets are presented below by segment (in thousands):

	December 31,
	2011	2010	2009
Assets:
CAM	$760,588	$600,245	$351,172
ACMI Services	137,640	198,024	482,976
Discontinued operations	—	5,015	21,587
All other	95,491	97,370	147,038
Total	$993,719	$900,654	$1,002,773
Interest expense of $1.2 million, $1.9 million and $5.5 million for 2011, 2010 and 2009, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $10.7 million, $9.3 million and $10.3 million for the years ending December 31, 2011, 2010 and 2009, respectively.
During 2011, the Company had capital expenditures of $26.5 million and $194.9 million for the ACMI Services and CAM segments, respectively. The ACMI Services segment includes impairment charges of $2.8 million on the goodwill, $2.3 million on its acquired intangibles and $15.3 million on its aircraft recorded in the third quarter of 2011. The CAM segment includes an impairment charge of $6.8 million on its aircraft recorded in the third quarter of 2011.
Entity-Wide Disclosures
The Company's international revenues were approximately $291.3 million, $234.5 million and $165.4 million for 2011, 2010 and 2009, respectively, derived primarily from international flights departing from or arriving in foreign countries. All revenues from the CMI agreement with DHL are attributed to U.S. operations.
The Company's external customers revenues from other activities for the years ended December 31, 2011, 2010 and 2009 are presented below (in thousands):

	December 31,
	2011	2010	2009
Aircraft maintenance and part sales	$25,845	$15,963	$17,809
Mail handling services	21,613	19,386	18,502
Facility and ground equipment maintenance	8,465	8,868	4,993
Other	1,468	1,673	3,028
Total customer revenues	$57,391	$45,890	$44,332

NOTE O—DISCONTINUED OPERATIONS
Discontinued operations are a result of DHL's decision in 2008 to restructure its U.S. operations due to continued losses. Pursuant to its restructuring plan, DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased any remaining sort operations for DHL and the related hub service agreement with DHL expired. Additionally, in the third quarter of 2009, DHL assumed management of aircraft fuel services for its U.S. network previously provided by ABX. Revenues for 2009 related to discontinued hub services and aircraft fuel services totaled $171.5 million. The revenues and results of the DHL hub services operations and the aircraft fuel services are reported as discontinued operations. The results of discontinued operations for 2011 primarily reflect pension for the former hub employees and costs related to legal claims related to a civil action alleging that ABX violated immigration labor laws while managing the sort operations in Wilmington, Ohio.

ABX sponsors defined benefit plans for retirees that include the former employees of the hub operations. Additionally, ABX is self insured for medical coverage and workers' compensation. The Company may incur expenses and cash outlays in the future related to pension obligations, reserves for medical expenses and wage loss for former employees. Carrying amounts of significant assets and liabilities of the discontinued operations are below (in thousands):

	December 31
	2011	2010
Assets
Other current assets	$—	$5,015
Total Assets	$—	$5,015
Liabilities
Employee compensation and benefits	$33,943	$39,980
Post-retirement	39,658	23,336
Total Liabilities	$73,601	$63,316
The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	December 31
	2011	2010	2009
Pre-tax earnings (loss)	$(1,066)	$(110)	$9,233

NOTE P—QUARTERLY RESULTS (Unaudited)
The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Revenues from continuing operations	$175,127	$193,061	$195,480	$166,465
Net earnings (loss) from continuing operations	2,881	12,280	(4,826)	13,530
Net earnings (loss) from discontinued operations	(117)	19	24	(599)
Weighted average shares:
Basic	63,131	63,333	63,334	63,336
Diluted	63,936	64,172	63,334	64,109
Earnings (loss) per share from continuing operations
Basic	$0.04	$0.19	$(0.08)	$0.21
Diluted	$0.04	$0.19	$(0.08)	$0.21
2010
Revenues from continuing operations	$160,944	$160,111	$167,726	$178,601
Net earnings from continuing operations	6,750	9,915	11,388	11,851
Net earnings (loss) from discontinued operations	405	(233)	(230)	(12)
Weighted average shares:
Basic	62,792	62,811	62,811	62,814
Diluted	63,605	64,421	64,202	63,809
Earnings per share from continuing operations
Basic	$0.11	$0.16	$0.18	$0.19
Diluted	$0.11	$0.15	$0.18	$0.19
The net loss from continuing operations during the third quarter of 2011 was a result of impairment charges for the Company's goodwill, other intangibles and aircraft.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
Based on management’s assessment of those criteria, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

March 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 5, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's three principal customers.
/s/ DELOITTE & TOUCHE LLP
Dayton, Ohio
March 5, 2012

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is contained in part in the Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.” The information contained therein is incorporated herein by reference.
Executive Officers
The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	57
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

Quint O. Turner	49
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

Richard F. Corrado	52	Chief Commercial Officer, Air Transport Services Group, Inc., and President of Cargo Aircraft Management, Inc. since April 2010. President of Airborne Global Solutions, Inc. since July 2010.

Before joining ATSG, Mr. Corrado was President of Transform Consulting Group from July 2006 through March 2010 and Chief Operating Officer of AFMS Logistics Management from February 2008 through March 2010. He was Executive Vice President of Air Services and Business Development for DHL Express from September 2003 through June of 2006; and Senior Vice President of Marketing for Airborne Express from August 2000 through August 2003.

W. Joseph Payne	48
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

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation,” and the information contained therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners,” and the information contained therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is contained in part in the Proxy Statement for the 2012 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence,” and the information contained therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is contained in the Proxy Statement for the 2012 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm,” and the information contained therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements
The following are filed in Part II, item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2011	$1,090,042	$316,873	$973,244	$433,671
December 31, 2010	1,288,043	573,858	771,859	1,090,042
December 31, 2009	469,112	877,220	58,289	1,288,043
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

2.1
Agreement and Plan of Merger, dated as of March 25, 2003, by and among Airborne, Inc., DHL Worldwide Express B.V. and Atlantis Acquisition Corporation (included as Appendix A to the proxy statement/prospectus.) (1)

2.2	Agreement and Plan of Reorganization, dated as of October 17, 2007, by and among ABX Air, Inc., ABX Holdings, Inc. and ABX Merger Sub, Inc. (15)

2.3	Agreement and Plan of Reorganization and Certificate of Merger, dated December 31, 2007, between ABX Air, Inc., ABX Holdings, Inc. and ABX Merger Sub, Inc. (22).

2.4
Stock Purchase Agreement dated November 1, 2007, by and among ABX Holdings, Inc., CHI Acquisition Corp., Cargo Holdings International, Inc., the Significant Shareholders Named and the Parties Subsequently Joining Hereto Pursuant to Joinder Agreements. (22)

Articles of Incorporation

3.1	Certificate of Incorporation of ABX Holdings, Inc. (incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008). (15)

3.2	Bylaws of ABX Holdings, Inc. (incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008). (15)

Instruments defining the rights of security holders

4.1	Specimen of common stock of ABX Holdings, Inc. (3)

4.2	Preferred Stock Rights Agreement dated October 17, 2007, by and between ABX Holdings, Inc. and National City Bank. (15)

Material Contracts

10.1
Form of ACMI Service Agreement, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (Certain portions have been omitted based upon a request for confidential treatment. The nonpublic information has been filed with the Securities and Exchange Commission.) (2)

10.2	Form of Performance Guaranty, dated as of the effective date of the merger, by and between DHL Holdings USA, Inc. and Airborne, Inc. with respect to the ACMI Service Agreement. (1)

10.3	First Non-Negotiable Promissory Note issued by ABX Air, Inc. in favor of Airborne Inc., (5)

10.4	Form of Wilmington Airpark Sublease, dated as of the effective date of the merger, by and between ABX Air, Inc. and Airborne, Inc. (1)

10.5
Participation Agreement dated as of August 16, 2001, among ABX Air, Inc., as lessee, Mitsui & Co. Ltd., as finance lessor, Tomair LLC, as Owner Participant, and Wells Fargo Bank Northwest, National Association, as Owner Trustee. (1)

10.6	Lease Agreement dated as of August 21, 2001, between Owner Trustee, as lessor, and ABX Air, Inc., as lessee. (1)

10.7	Form of change in control agreement with CEO and each of the next four highest paid officers. (4)

10.8	Director compensation fee summary. (23)

10.9	Form of Executive Incentive Compensation Plan for CEO and the next four highest paid officers. (7)

10.10	Form of Time Based Restricted Stock Units Award Agreement for directors, dated October 4, 2005. (8)

10.11	Amendment to the Boeing 767 Aircraft modification agreement with Israel Aircraft Industries, Ltd., dated December 2, 2005. (9)

10.12	Consent to Assignment and Assumption of ACMI Service Agreement and Hub & Line-Haul Services Agreement, dated December 28, 2008. (9)

10.13	Letter from DHL dated July 19, 2006, notifying ABX Air, Inc. of a change to the scope of services under the ACMI Service Agreement. (10)

10.14	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (10)

10.15	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (11)

10.16	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (12)

10.17	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (13)

10.18	Aircraft Loan and Security Agreement and related promissory note, dated July 18, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (14)

10.19
Credit Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc., CHI Acquisition Corp., SunTrust Bank as Administrative Agent, Regions Bank as Syndication Agent and the other lenders from time to time a party thereto. (15)

10.20	Guarantee and Collateral Agreement dated December 31, 2007, executed by ABX Holdings, Inc., ABX Air, Inc., CHI Acquisition Corp. and each direct and indirect subsidiary of ABX Holdings, Inc. (15)

10.21	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (22)

10.22	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (22)

10.23	First Amendment to Credit Agreement, dated January 18, 2008. (16)

10.24	Assignment Agreement, dated August 11, 2008, with SunTrust Bank and ABX Material Services, Inc. (17)

10.25	Assignment Agreement, dated August 11, 2008, with Regions Bank and ABX Material Services, Inc. (17)

10.26	Severance and Retention Agreement dated August 15, 2008, between DPWN Holdings (USA), Inc. and ABX Air, Inc. (18)

10.27	Agreement dated September 9, 2008, between Israel Aerospace Industries Ltd. and Cargo Aircraft Management, Inc. for airline conversion. (18)

10.28	Second Amendment, dated November 9, 2008, to the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (19)

10.29
Letter Agreement, dated April 16, 2009, Concerning Base and Incremental Markup for the Second Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (20)

10.30	Amended and Restated First Non-Negotiable Promissory Note between ABX Air, Inc., as maker, and DHL Express (USA), Inc., as holder, dated May 8, 2009. (20)

10.31	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009. (20)

10.32	Lease Assumption and Option Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated May 29, 2009. (20)

10.33
Letter Agreement, dated November 9, 2009, Concerning Base and Incremental Markup for the Third Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (21)

10.34
Letter Agreement, dated March 4, 2010, Concerning Base and Incremental Markup for the Fourth Quarter of 2009 under the ACMI Service Agreement, by and between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated August 15, 2003. (24)

10.35	Air Transportation Services Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc, dated March 29, 2010. (25)

10.36
Mutual Termination Agreement and Release, made among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc., and ABX Air, Inc., dated March 29, 2010. (25)

10.37	Second Amendment to Lease Assumption and Option Agreement and Exercise of Lease Option, between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010. (25)

10.38	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (26)

10.39	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (26)

10.40	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (26)

10.41	Aircraft Sale Agreements relating to three used Boeing 767-338ER aircraft between Cargo Aircraft Management, Inc. and Qantas Airways Limited, each dated June 15, 2010. (27)

10.42	Lease Agreement (Wilmington Airpark) between Clinton County Port Authority and Air Transport Services Group, Inc., dated June 2, 2010. (28)

10.43	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified July 30, 2010. (28)

10.44	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (29)

10.45	Letter Agreement, dated October 15, 2010, between Precision Conversions, LLC and Cargo Aircraft Management, Inc. (30)

10.46	Agreement to purchase one Boeing 757-200ER passenger aircraft between Cargo Aircraft Management, Inc., as Buyer, and Aircraft Lease Finance Corporation, as Seller, dated February 11, 2011. (31)

10.47
Credit Agreement, dated as of May 9, 2011, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent. (32)

10.48	Guarantee and Collateral Agreement, dated as of May 9, 2011, made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent. (32)

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (6)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

(1)	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on May 9, 2003 with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on June 18, 2003 with the Securities and Exchange Commission, as amended.

(3)	Incorporated by reference to the Company’s Registration Statement Form S-4/A filed on July 9, 2003 with the Securities and Exchange Commission, 2003, as amended.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003 with the Securities and Exchange Commission.

(5)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 25, 2004 with the Securities and Exchange Commission.

(6)	The Company’s Code of Ethics can be accessed from the Company’s Internet website at www.atsginc.com.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2004 with the Securities and Exchange Commission.

(8)	Incorporated by reference to the Company’s 8-K filed on October 4, 2005.

(9)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.

(11)	Incorporated by reference to the Company’s Annual Report of Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2007.

(15)	Incorporated by reference to the Company’s 8-K/A, submitted for filing with the Securities and Exchange Commission on March 14, 2008.

(16)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on January 25, 2008.

(17)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on August 13, 2008.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2008.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2009.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2009.

(22)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission.

(23)
Incorporated by reference to the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed March 30, 2011 with the Securities and Exchange Commission.

(24)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 31, 2010 with the Securities and Exchange Commission.

(25)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(26)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.

(27)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(28)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2010.

(29)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(30)
Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2011. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(31)
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
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	President and Chief Executive Officer	March 5, 2012
Joseph C. Hete
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ JAMES H. CAREY	Director and Chairman of the Board	March 5, 2012
James H. Carey

/S/ JAMES E. BUSHMAN	Director	March 5, 2012
James E. Bushman

/S/ JEFFREY A. DOMINICK	Director	March 5, 2012
Jeffrey A. Dominick

/S/ JOHN D. GEARY	Director	March 5, 2012
John D. Geary

/S/ JOSEPH C. HETE	Director, President and Chief Executive Officer	March 5, 2012
Joseph C. Hete

/S/ RANDY D. RADEMACHER	Director	March 5, 2012
Randy D. Rademacher

/S/ J. CHRISTOPHER TEETS	Director	March 5, 2012
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 5, 2012
Jeffrey J. Vorholt

/S/ QUINT O. TURNER	Chief Financial Officer	March 5, 2012
Quint O. Turner