Form 10-Q
period 2012-03-31
Air Transport Services Group, Inc.
filed 2012-05-10
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of May 10, 2012, Air Transport Services Group, Inc. had outstanding 64,266,489 shares of common stock, par value $0.01.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FORWARD LOOKING STATEMENTS
Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2011 Annual Report filed on Form 10-K with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
REVENUES	$145,506	$175,127
OPERATING EXPENSES
Salaries, wages and benefits	47,104	46,348
Fuel	13,840	39,676
Maintenance, materials and repairs	23,114	21,306
Depreciation and amortization	20,300	22,371
Travel	5,978	6,310
Rent	5,730	5,640
Landing and ramp	4,066	6,405
Insurance	2,010	2,350
Other operating expenses	9,562	9,292
	131,704	159,698
OPERATING INCOME	13,802	15,429
OTHER INCOME (EXPENSE)
Interest income	28	66
Interest expense	(3,547)	(4,103)
Net gain (loss) on derivative instruments	460	(3,932)
Write-off of unamortized debt issuance costs	—	(2,870)
	(3,059)	(10,839)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,743	4,590
INCOME TAX EXPENSE	(4,081)	(1,709)
EARNINGS FROM CONTINUING OPERATIONS	6,662	2,881
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(230)	(117)
NET EARNINGS	$6,432	$2,764

BASIC EARNINGS PER SHARE
Continuing operations	$0.11	$0.04
Discontinued operations	(0.01)	—
TOTAL BASIC EARNINGS PER SHARE	$0.10	$0.04

DILUTED EARNINGS PER SHARE
Continuing operations	$0.10	$0.04
Discontinued operations	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.10	$0.04

WEIGHTED AVERAGE SHARES
Basic	63,431	63,131
Diluted	64,374	63,936

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
NET INCOME	$6,432	$2,764
OTHER COMPREHENSIVE INCOME:
Unrealized gain on derivative instruments, net of tax of $229 in 2011	—	402
Reclassifications to net income:
Hedging gain realized, net of tax of $5 in 2012 and $9 in 2011	(9)	(16)
Pension actuarial loss, net of tax of $988 in 2012 and $246 in 2011	1,682	429
Post-retirement actuarial loss, net of tax of $40 in 2012 and $48 in 2011	68	84
Post-retirement negative prior service cost, net of tax of $513 in 2012 and $506 in 2011	(874)	(882)
Unrealized loss on derivative instruments, net of tax of $0 in 2012 and $1,427 in 2011	—	2,505

TOTAL OTHER COMPREHENSIVE INCOME	867	2,522

TOTAL COMPREHENSIVE INCOME	$7,299	$5,286

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,683	$30,503
Accounts receivable, net of allowance of $433 in 2012 and $434 in 2011	35,530	42,278
Inventory	8,974	8,906
Prepaid supplies and other	7,695	9,785
Deferred income taxes	17,418	31,548
Aircraft and engines held for sale	7,247	9,831
TOTAL CURRENT ASSETS	128,547	132,851
Property and equipment, net	775,802	748,913
Other assets	18,154	18,579
Intangibles	6,333	6,396
Goodwill	86,980	86,980
TOTAL ASSETS	$1,015,816	$993,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,679	$48,360
Accrued salaries, wages and benefits	22,337	23,226
Accrued expenses	9,841	10,291
Current portion of debt obligations	15,230	13,223
Unearned revenue	12,283	12,487
TOTAL CURRENT LIABILITIES	103,370	107,587
Long term debt obligations	353,273	333,681
Post-retirement liabilities	183,895	185,562
Other liabilities	64,261	54,212
Deferred income taxes	32,815	42,530
TOTAL LIABILITIES	737,614	723,572
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,266,489 and 64,015,789 shares issued and outstanding in 2012 and 2011, respectively	643	640
Additional paid-in capital	521,366	520,613
Accumulated deficit	(141,627)	(148,059)
Accumulated other comprehensive loss	(102,180)	(103,047)
TOTAL STOCKHOLDERS’ EQUITY	278,202	270,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,015,816	$993,719

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net earnings from continuing operations	$6,662	$2,881
Net loss from discontinued operations	(230)	(117)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,300	22,371
Pension and post-retirement	1,391	(581)
Deferred income taxes	3,905	1,348
Amortization of stock-based compensation	755	499
Amortization of DHL promissory note	(1,550)	(1,550)
Net (gain) loss on derivative instruments	(460)	3,932
Write-off of unamortized debt issuance costs	—	2,870
Changes in assets and liabilities:
Accounts receivable	7,998	(47)
Inventory and prepaid supplies	567	(351)
Accounts payable	(3,768)	8,422
Unearned revenue	9,438	9,576
Accrued expenses, salaries, wages, benefits and other liabilities	(486)	(2,653)
Pension and post-retirement liabilities	(1,667)	(992)
Other	150	308
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,005	45,916
INVESTING ACTIVITIES:
Capital expenditures	(46,759)	(44,494)
Proceeds from property and equipment	1,785	—
NET CASH (USED IN) INVESTING ACTIVITIES	(44,974)	(44,494)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(1,851)	(9,313)
Proceeds from borrowings	25,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,149	(9,313)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,180	(7,891)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,503	46,543
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,683	$38,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$2,803	$3,242
Federal alternative minimum and state income taxes paid	$201	$2,322
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$1,550	$1,550
Accrued capital expenditures	$10,008	$6,157
See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements and related notes contained in this report should be read in conjunction with the audited financial statements and the related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include an aircraft leasing company and three independently certificated airlines. The Company provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, it offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers.
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
The Company provides aircraft and airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI") services. DHL Network Operations (USA), Inc. and its affiliates, “DHL,” is the Company's largest customer. The Company's airlines serve a base of concentrated customers who have a diverse line of international cargo traffic. Additionally, ATI provides passenger transportation, primarily to the U.S. Military, using its McDonnell Douglas DC-8 "combi" aircraft, which are certified to carry passengers as well as cargo on the main deck.
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
Accounts Receivable and Allowance for Uncollectible Accounts
The Company's accounts receivable is primarily due from its significant customers (see Note B), other airlines, the USPS and freight forwarders. The Company performs a quarterly evaluation of the accounts receivable and the allowance for uncollectible accounts by reviewing specific customers' recent payment history, growth prospects, financial condition and other factors that may impact a customer's ability to pay. The Company establishes an allowance for uncollectible accounts for probable losses due to a customer's potential inability or unwillingness to make contractual payments. Account balances are written off against the allowance when the Company ceases collection efforts.
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
Property and Equipment
Property and equipment held for use is stated at cost, net of any impairment recorded. The cost and accumulated depreciation of disposed property and equipment are removed from the accounts with any related gain or loss reflected in earnings from operations.
Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are summarized as follows:

Boeing 727 and DC-8 aircraft and flight equipment	1 year
Boeing 767 and 757 aircraft and flight equipment	10 to 20 years
Support equipment	5 to 10 years
Vehicles and other equipment	3 to 8 years

The Company periodically evaluates the useful lives, salvage values and fair values of property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of reasons, such as excess aircraft capacity or changes in regulations governing the use of aircraft.
Aircraft and other long-lived assets are tested for impairment when circumstances indicate the carrying value of the assets may not be recoverable. To conduct impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset group is less than the carrying value. If impairment exists, an adjustment is made to write the assets down to fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable. For assets held for sale, impairment is recognized when the fair value less the cost to sell the asset is less than the carrying value.
The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. The costs for ABX's Boeing 767-200 airframe maintenance, which is the majority of the Company's aircraft fleet, are expensed as they are incurred. The costs of major airframe maintenance for the Company's other aircraft are capitalized and amortized over the useful life of the overhaul. The Company's General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” agreements with an engine maintenance provider. Under the power by the hour agreements, the engines are maintained by the service provider for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for the airlines’ other aircraft engines, including those on the Boeing 767-300 aircraft, are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the useful life of the overhaul.
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.7 million and $0.4 million for the three month periods ended March 31, 2012 and 2011, respectively.
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
The Company's results of discontinued operations consist primarily of pension expenses and other benefits for former employees previously associated with ABX's former freight sorting and aircraft fueling services provided to DHL. ABX is self insured for medical coverage and workers’ compensation, and may incur expenses and cash outlays in the future related to pension obligations, reserves for medical expenses and wage loss for former employees.
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

Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $31.3 million and $31.2 million at March 31, 2012 and December 31, 2011, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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
Comprehensive Income
Comprehensive income includes net earnings and other comprehensive income or loss. Other comprehensive income or loss results from certain changes in the Company’s liabilities for pension and other post retirement benefits and gains and losses associated with interest rate hedging instruments.
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

Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from sorting parcels are recognized upon completion of services.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracts with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. Under the CMI agreement, ABX contracted with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement. Under the terms of the lease agreements for the 13 CAM-owned Boeing 767 aircraft, DHL is responsible to reimburse ABX for its costs of scheduled airframe maintenance. AMES also provides scheduled maintenance for the four DHL-owned aircraft operated by ABX under the CMI agreement.
Continuing revenues from leases and contracted services for DHL were approximately 50% and 36% of the Company's consolidated revenues from continuing operations for the quarters ended March 31, 2012 and 2011, respectively. The Company’s balance sheets include accounts receivable with DHL of $11.6 million and $9.8 million as of March 31, 2012 and December 31, 2011, respectively.
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
On July 22, 2011, BAX/Schenker announced its plan to adopt a new operating model that phased-out the dedicated air cargo network in North America supported by the Company. To execute that plan, on September 2, 2011, BAX/Schenker ceased air cargo operations at its air hub in Toledo, Ohio and began to conduct air operations from the Cincinnati/Northern Kentucky airport, utilizing DHL's U.S. air hub. The Company provided limited airlift directly to BAX/Schenker through the peak delivery season, until late December 2011. Beginning in January 2012, DHL contracted with the Company's airlines to supplement DHL's U.S. air network to service BAX/Schenker freight volumes on its expanded air network without the use of ATI's DC-8 aircraft and with only limited use of CCIA's Boeing 727 aircraft.
No services were performed for Bax/Schenker during 2012. Revenues from the services performed for BAX/Schenker were approximately 32% of the Company’s total revenues from continuing operations for the quarter ended March 31, 2011. The Company’s balance sheets had no accounts receivable with BAX/Schenker as of March 31, 2012, and included accounts receivable with BAX/Schenker of $5.5 million as of December 31, 2011.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 17% and 11% of the Company's total revenues from continuing operations for the quarters ended March 31, 2012 and 2011, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $5.2 million as of March 31, 2012 and December 31, 2011.

NOTE C—GOODWILL AND OTHER INTANGIBLES

The Company has two reporting units, ATI (a component of the ACMI Services segment) and CAM, that have goodwill. The carrying amounts of goodwill by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2011	$52,585	$34,395	$86,980
Carrying value as of March 31, 2012	$52,585	$34,395	$86,980
The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2011	$2,396	$4,000	$6,396
Amortization	(63)	—	(63)
Carrying value as of March 31, 2012	$2,333	$4,000	$6,333
The customer relationship intangible amortizes over 9 more years while the airline certificates have indefinite lives and therefore are not amortized. The Company recorded amortization expense of $0.1 million and $0.2 million for the three month periods ending March 31, 2012 and 2011, respectively, for the customer relationships intangible asset.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2012	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20,005	$18,552	$—	$38,557
Total Assets	$20,005	$18,552	$—	$38,557
Liabilities
Interest rate swap	$—	$(4,564)	$—	$(4,564)
Total Liabilities	$—	$(4,564)	$—	$(4,564)

As of December 31, 2011	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$10,002	$11,541	$—	$21,543
Total Assets	$10,002	$11,541	$—	$21,543
Liabilities
Interest rate swap	$—	$(5,024)	$—	$(5,024)
Total Liabilities	$—	$(5,024)	$—	$(5,024)

As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $4.4 million more than the carrying value, which was $368.5 million at March 31, 2012. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
At March 31, 2012, the Company’s subsidiaries owned 51 aircraft in serviceable condition consisting of 21 Boeing 767-200 standard freighter aircraft leased to external customers, 29 freighter aircraft operated by the Company's airlines and one Boeing 767 passenger aircraft. These 29 freighter aircraft operated by the Company's airlines consisted of 15 Boeing 767-200, two Boeing 767-300, three Boeing 757, three Boeing 727, two McDonnell Douglas DC-8 freighter aircraft and four McDonnell Douglas DC-8 combi aircraft. The Company's subsidiaries also leased four Boeing 767-200 freighter aircraft and one Boeing 767-300 freighter aircraft, as of March 31, 2012. Additionally, as of March 31, 2012, the Company had five Boeing 767-300 aircraft undergoing freighter modification and two Boeing 757 aircraft undergoing combi modification. The combined carrying value of aircraft in modification was $124.0 million at March 31, 2012.
Property and equipment, to be held and used, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Aircraft and flight equipment	$1,054,609	$1,012,000
Support equipment	51,410	51,297
Vehicles and other equipment	1,585	1,589
Leasehold improvements	754	714
	1,108,358	1,065,600
Accumulated depreciation	(332,556)	(316,687)
Property and equipment, net	$775,802	$748,913
CAM owned aircraft with a carrying value of $309.7 million and $316.4 million that were under leases to external customers as of March 31, 2012 and December 31, 2011, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $7.2 million as of March 31, 2012. Cash flows generated from sales of aircraft and engines totaled $1.8 million for the three month period ended March 31, 2012.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Unsubordinated term loan	$150,000	$150,000
Revolving credit facility	131,000	106,000
Aircraft loans	68,903	70,754
Promissory note due to DHL, unsecured	18,600	20,150
Total long term obligations	368,503	346,904
Less: current portion	(15,230)	(13,223)
Total long term obligations, net	$353,273	$333,681
The Company executed a syndicated credit facility ("Credit Facility") in May 2011 with repayment terms through

April 2016. The Credit Facility includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $131 million, net of repayments as of March 31, 2012. Under the terms of the Credit Facility, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.47% and 2.25%, respectively. Repayments of the term loan are scheduled to begin in June 2012. The Credit Facility provides for the issuance of letters of credit on the Company's behalf. During the next twelve months, the Company expects to make further draws on the revolving credit loan to fund its fleet expansion plans. As of March 31, 2012, the unused revolving credit facility totaled $24.2 million, net of draws of $131.0 million and outstanding letters of credit of $19.8 million. Additionally. the Credit Facility also has an accordion feature of $50 million which the Company may draw subject to the lenders' consent.
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
In conjunction with the execution of the Credit Facility in 2011, the Company terminated its previous credit agreement, which resulted in the write-off of unamortized debt issuance costs associated with that credit agreement and losses for certain interest rate swaps which had previously been designated as cash flow hedges of interest payments required by the former debt. These charges, which totaled $6.8 million before income taxes, were recorded in March 2011.

NOTE G—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases airport facilities and certain operating equipment under operating lease agreements. ABX leases portions of the air park in Wilmington, Ohio under a lease agreement with a regional port authority, the term of which expires in May of 2019.
Commitments
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd., ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of March 31, 2012, two such aircraft have completed the modification process, four Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration and one Boeing 767-300 aircraft was awaiting modification. If the Company were to cancel the conversion program as of March 31, 2012, it would owe IAI approximately $4 million associated with non-recurring engineering efforts and additional conversion part kits which have been ordered.
In October 2010, the Company entered into an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 combi variant to be developed by Precision will incorporate 10 full cargo pallet positions along with seating for up to 58 passengers. As of March 31, 2012, one Boeing 757 has completed the modification process for standard freighter configuration while two Boeing 757 were in the combi conversion process. If the Company were to cancel the conversion program as of March 31, 2012, it would owe Precision approximately $8 million associated with engineering efforts and conversion part kits which have been ordered.
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
Other
In addition to the foregoing matters, we are also currently a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions arising out of the operation of our business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that our ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.
Employees Under Collective Bargaining Agreements
As of March 31, 2012, the flight crewmember employees of ABX, ATI and CCIA were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	14.8%
ATI	Airline Pilots Association	9.3%
CCIA	Airline Pilots Association	3.8%

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

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement costs. The assumptions considered most sensitive in actuarially valuing ABX’s pension obligations and determining related expense amounts are discount rates and expected long term investment returns on plan assets. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations. The Company's net periodic benefit costs for its qualified defined benefit pension and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2012	2011	2012	2011
Service cost	$—	$—	$67	$62
Interest cost	9,272	9,291	95	97
Expected return on plan assets	(9,970)	(9,757)	—	—
Amortization of prior service cost	—	—	(1,388)	(1,388)
Amortization of net loss	2,670	675	108	132
Net periodic benefit cost	$1,972	$209	$(1,118)	$(1,097)
During the three month period ended March 31, 2012, the Company contributed $0.8 million to the pension plans. The Company plans to contribute an additional $24.7 million in 2012.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2012 have been estimated utilizing a 38.0% rate based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2012 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. During 2012, management revised the projection of qualified tax deductions for 2012. As a result of anticipated additional tax deductions, management does not expect to utilize the existing loss carryforward assets to offset the federal income tax liability during the next 12 months. Accordingly, as of March 31, 2012, the Company's balance sheet reflects the reclassification of approximately $14 million of deferred tax assets to offset deferred tax liabilities. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes through 2014 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

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
In addition to the interest rate swaps noted above, the Company's Credit Facility requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the new subordinated term loan. As a result, the Company entered into an interest rate swap in July of 2011 having an initial notional value of $75.0 million and a forward start date of December 31, 2011. Under this swap, the Company pays a fixed rate of 2.02% and receives a floating rate that resets quarterly based on LIBOR. The Company did not designate the recent interest rate swap as a hedge for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations.
For the quarter ended March 31, 2012, the Company recorded an unrealized gain on derivatives of $0.5 million to reflect the interest rate swaps at market value. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		March 31, 2012		December 31, 2011
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
December 31, 2012	3.105%	$57,375	$(1,110)	$59,500	$(1,394)
December 31, 2012	3.105%	33,750	(653)	35,000	(820)
May 9, 2016	2.020%	75,000	(2,801)	75,000	(2,810)

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

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,458,037	$5.77	1,514,300	$3.55
Granted	601,647	5.93	555,237	8.72
Converted	—	—	(291,500)	3.14
Expired	—	—	—	—
Forfeited	(7,000)	6.49	(41,600)	4.97
Outstanding at end of period	2,052,684	$5.82	1,736,437	$5.22
Vested	390,037	$4.45	326,400	$3.71
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2012 was $5.63, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2012 was $7.05. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 0.44%, a term of 36 months, and a volatility of 90.1% based on historical volatility over three years using daily stock prices.
For the three month periods ended March 31, 2012 and 2011, the Company recorded expense of $0.8 million and $0.5 million, respectively, for stock incentive awards. At March 31, 2012, there was $5.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.7 years. As of March 31, 2012, none of the awards were convertible, 390,037 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 2,419,684 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2014.

NOTE L—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending March 31,
	2012	2011
Earnings from continuing operations	$6,662	$2,881
Weighted-average shares outstanding for basic earnings per share	63,431	63,131
Common equivalent shares:
Effect of stock-based compensation awards	943	805
Weighted-average shares outstanding assuming dilution	64,374	63,936
Basic earnings per share from continuing operations	$0.11	$0.04
Diluted earnings per share from continuing operations	$0.10	$0.04
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 44,000 at March 31, 2012 and immaterial at March 31, 2011.

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

	Three Months Ending March 31,
	2012	2011
Total revenues:
CAM	$37,851	$32,128
ACMI Services	113,195	146,705
All other	28,421	25,438
Eliminate inter-segment revenues	(33,961)	(29,144)
Total	$145,506	$175,127
Customer revenues:
CAM	$19,389	$14,071
ACMI Services	113,195	146,435
All other	12,922	14,621
Total	$145,506	$175,127
Depreciation and amortization expense:
CAM	$14,421	$12,263
ACMI Services	5,804	10,148
All other	75	(40)
Total	$20,300	$22,371
Segment earnings (loss):
CAM	$16,818	$13,466
ACMI Services	(8,215)	(2,510)
All other	2,001	1,654
Net unallocated interest expense	(321)	(1,218)
Net gain (loss) on derivative instruments	460	(3,932)
Write-off of unamortized debt issuance costs	—	(2,870)
Pre-tax earnings from continuing operations	$10,743	$4,590

The Company's assets are presented below by segment (in thousands):

	March 31,	December 31,
	2012	2011
Assets:
CAM	$783,213	$760,588
ACMI Services	134,188	137,640
All other	98,415	95,491
Total	$1,015,816	$993,719
Interest expense of $0.2 million and $0.3 million for the three month periods ending March 31, 2012 and 2011, respectively, was included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $3.0 million and $2.5 million for the three month periods ending March 31, 2012 and 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited financial statements and the related notes contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

BACKGROUND
Air Transport Services Group, Inc. (the “Company”) provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, it offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers. The Company's principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, LLC (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”).
At March 31, 2012, the Company's in-service aircraft fleet consisted of 51 owned aircraft, all but one of which is a cargo aircraft, and five leased cargo aircraft. Additionally, the Company owned seven other aircraft, five of which were being modified to standard freighter configuration and two of which were being modified into a "combi" configuration as of March 31, 2012. The combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
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
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 50% and 36% of the Company's consolidated revenues for the three month periods ending March 31, 2012 and 2011, respectively. The Company has had long term contracts with DHL since August of 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement.
The U.S. Military comprised 17% and 11% of the Company's consolidated revenues for the three month periods ended March 31, 2012 and 2011, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), which is organized under the U.S. Military. ATI contracts its unique fleet of McDonnell Douglas DC-8 combi aircraft to the AMC.
A substantial portion of the Company’s revenues and cash flows have historically been derived from providing airlift in North America to BAX Global, Inc., an affiliate of DB Schenker ("BAX/Schenker"). BAX/Schenker is a specialized heavy weight, business to business shipper. In July 2011, BAX/Schenker announced its plans to adopt a new operating model that phased out the dedicated air cargo network in North America supported by the Company. In September 2011, BAX/Schenker ceased air cargo operations at its air hub in Toledo, Ohio and began to conduct air operations from the Cincinnati/Northern Kentucky airport, utilizing DHL's U.S. air hub. Instead of dedicated aircraft, BAX/Schenker now utilizes DHL and other delivery services for its air transportation delivery requirements.
The Company provided limited airlift directly to BAX/Schenker through the peak delivery season, until late December 2011. Beginning in January 2012, DHL contracted with the Company's airlines to supplement DHL's U.S.

air network to service BAX/Schenker freight volumes on its expanded air network without use of the Company's DC-8 aircraft and with only limited use of Boeing 727 aircraft.
The Company ceased providing services to BAX/Schenker as of the end of 2011. The Company's revenues from the services performed for BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift, were $56.0 million for the quarter ended March 31, 2011. The Company's revenues from BAX/Schenker comprised approximately 32% of the Company's total revenues during the quarter ended March 31, 2011 (19% of total revenues excluding directly reimbursable revenues).

RESULTS OF OPERATIONS
Summary
The consolidated net earnings from continuing operations were $6.7 million and $2.9 million for the first quarter of 2012 and 2011, respectively. Pre-tax earnings from continuing operations were $10.7 million and $4.6 million for the first quarter of 2012 and 2011, respectively. Earnings during the first quarter of 2011 were impacted by pre-tax charges totaling $6.8 million stemming from the refinancing of the Company's former credit agreement. After removing the charges related to debt refinancing and the effects of interest rate derivatives, adjusted pre-tax earnings from continuing operations, a non-GAAP measure, were $10.3 million for the first quarter of 2012 compared to $11.4 million for the first quarter of 2011. (A reconciliation of adjusted pre-tax earnings is shown below.) Adjusted pre-tax earnings from continuing operations during the first quarter of 2012 compared to the first quarter of 2011, were bolstered by additional external aircraft leases and increased operations for the Company's Boeing 767 and Boeing 757 aircraft, but were negatively impacted by the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Total customer revenues from continuing operations decreased by $29.6 million to $145.5 million during the first quarter of 2012 compared to the first quarter of 2011, when the Company generated $56.0 million of revenues from services for the BAX/Schenker air network. Revenues from reimbursed fuel and other reimbursed operating expenses declined $27.4 million primarily due to the discontinuation of the BAX/Schenker air network. Excluding directly reimbursed revenues, customer revenues decreased by $2.2 million during the first quarter of 2012 compared to 2011. This revenue growth during 2012, driven by four additional external aircraft leases by CAM and additional Boeing 767 and Boeing 757 aircraft operations for customers, was offset by lower revenues due to the discontinuation of the BAX/Schenker air network.
During 2011, the Company executed a new credit facility with a consortium of banks ("Credit Facility") to expand and extend its borrowing capacity to support growth of the Boeing 767 and 757 aircraft fleet. The new Credit Facility refinanced the Company's previous term loan. In conjunction with the execution of the Credit Facility, the Company terminated its previous credit agreement, which resulted in the write-off of $2.9 million of unamortized debt issuance costs associated with that credit agreement and the recognition of $3.9 million of losses for certain interest rate swaps previously designated as cash flow hedges of interest payments stemming from the former term loan during the first quarter of 2011.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending March 31,
	2012	2011
Revenues from Continuing Operations:
CAM	$37,851	$32,128
ACMI Services
Airline services	96,342	102,450
Reimbursable	16,853	44,255
Total ACMI Services	113,195	146,705
Other Activities	28,421	25,438
Total Revenues	179,467	204,271
Eliminate internal revenues	(33,961)	(29,144)
Customer Revenues	$145,506	$175,127

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$16,818	$13,466
ACMI Services	(8,215)	(2,510)
Other Activities	2,001	1,654
Net unallocated interest expense	(321)	(1,218)
Net gain (loss) on derivative instruments	460	(3,932)
Write-off of unamortized debt issuance costs	—	(2,870)
Pre-Tax Earnings from Continuing Operations	10,743	4,590
Less Net (gain) loss on derivative instruments	(460)	3,932
Add Write-off of unamortized debt issuance costs	—	2,870
Adjusted Pre-Tax Earnings	$10,283	$11,392
Reimbursable revenues include certain operating costs that are reimbursed to the airlines by their customers. Such costs include fuel used, landing fees and certain aircraft maintenance expenses. The types of costs that are reimbursed varies by customer operating agreement.
Adjusted pre-tax earnings, a non-GAAP measure, is pre-tax earnings excluding interest rate derivative gains and losses and the write-off of debt issuance costs. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Adjusted pre-tax earnings, should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
CAM
Through the CAM subsidiary, we offer aircraft leasing to external customers and lease aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of March 31, 2012, CAM had 51 aircraft that were under lease, 30 of them internally to the Company's airlines. Since March 31, 2011, CAM has completed the modification from passenger to freighter of six Boeing 767-200 aircraft, two Boeing 767-300 aircraft and one Boeing 757 aircraft, and placed those aircraft under leases with internal and external customers. Driven by these additional leases, CAM's revenues for the first quarter of 2012 grew to $37.9 million compared to $32.1 million during the first quarter of 2011. Revenues from external customers accounted for $5.3 million of the increased revenue for the first quarter of 2012 driven by four additional aircraft leases placed with external customers since March of 2011. CAM's revenues from internal leases of Boeing 727 and DC-8 freighter aircraft for the first quarter of 2012 declined $5.3 million compared to the first quarter of 2011 due to the retirement of Boeing 727 and DC-8 aircraft previously operated for BAX/Schenker, but the decline was offset by additional Boeing 767 and 757 aircraft leased internally.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $16.8 million and $13.5 million during the first quarters of 2012 and 2011, respectively. Improved earnings reflected nine additional Boeing 767 and 757 aircraft under lease since March 31, 2011.
During 2012, CAM completed the modification from passenger to freighter configuration of one Boeing 767-200 aircraft and leased it internally to a Company airline. We plan to further invest in the modification of Boeing 767-300 and 757-200 aircraft as discussed below under Commitments.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, such as landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price.
As of March 31, 2012, ACMI Services included 48 in-service aircraft, including 30 leased internally from CAM, five leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement. Since March 31, 2011, ACMI Services has added two Boeing 767-200, two Boeing 767-300, one Boeing 757 aircraft, and retired 10 Boeing 727 and eight DC-8 freighter aircraft. The Boeing 727 and DC-8 aircraft were retired in response to the discontinuation of BAX/Schenker's North American air network in 2011.
ACMI Services revenues were $113.2 million and $146.7 million during the first quarter of 2012 and 2011, respectively. Revenues from ACMI Services decreased 23% during the first quarter of 2012 to $113.2 million compared to 2011 as a result of the discontinuation of services for BAX/Schenker's North American air network. During 2011, ACMI Services revenues included $31.4 million for the reimbursement of fuel and other operating expenses for the BAX/Schenker air network. Airline services revenues, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined 6% during the first quarter of 2012 compared to 2011. The decline in airline services revenues reflects the reduction of $24.6 million in airline services revenues from BAX/Schenker, offset by revenues from additional Boeing 767 and Boeing 757 aircraft added to the ACMI Services fleet since March 2011. Aircraft block hours flown for customers other than BAX/Schenker increased 15% in 2012 compared to the first quarter of 2011.
ACMI Services incurred a pre-tax loss of $8.2 million during the first quarter of 2012 compared to a pre-tax loss of $2.5 million for the first quarter of 2011. Operating results during 2012 were negatively impacted by the discontinuation of BAX/Schenker's North American air network, increased pension expenses and higher aircraft maintenance expenses. Significant changes in revenue and pre-tax, non reimbursed expenses between the first quarter of 2012 and 2011 are summarized below.
- Airline services revenues declined $6.1 million, reflecting the loss of revenues from BAX/Schenker, net of additional Boeing 767 and 757 aircraft operations flown for other customers.
- Depreciation expense decreased $4.1 million due to the retirement of Boeing 727 and DC-8 freighter aircraft.
- Pension expense increased $1.4 million due primarily to lower discount rates used to actuarially calculate the Company's pension expense for 2012.
- Aircraft engine maintenance expenses increased $1.1 million due to increased block hours, an unscheduled maintenance event and higher repair rates.
- Airframe maintenance expense increased $1.1 million due to the timing of ABX heavy checks and more expensive airframe repairs
Due to the termination of the BAX/Schenker network, ATI and CCIA have reduced the number of crew members and other employees in the ACMI Services segment. Salaries expense however, include the cost of training senior, former DC-8 crew members for the Boeing 767 aircraft. We expect to utilize the recently trained crew members and crew members currently in training to operate additional customer flights. We may further reduce staff levels as required to match with customer demand and aircraft utilization levels.
Customer demand for our services will depend on the cost competitiveness of the airlines, aircraft reliability and market preferences for the type of aircraft that we operate. The U.S. Military has expressed its preference to replace the DC-8 combi aircraft that ATI operates with a more modern aircraft fleet. ATI currently operates four DC-8 combi aircraft for U.S. Military contracts. In May 2012, the U.S. Military awarded ATI a contract to continue DC-8 combi service through September 2012. We expect the U.S. Military to issue a solicitation during 2012 for combi aircraft service through September of 2014. We expect to respond to this solicitation utilizing our combi aircraft, including the Boeing 757 combi aircraft which we expect to be ready for service in the fourth quarter of 2012. We are not aware of any other airline who has both the combi aircraft and the operating qualifications required by the U.S Military.
New customer agreements typically involve start-up expenses, including those for proving flights, route authorities, overfly rights, travel and other activities, and may impact future operating results. Revenue-generating service may begin sometime later; however, depending on satisfaction of a number of conditions, including international regulations and laws, contract negotiations, flight crew availability, and arranging resources for aircraft handling.
To further streamline the operations impacted by the loss of the BAX/Schenker business, we intend to effect a corporate reorganization pursuant to which the airline operations of ATI and CCIA will be merged. In May 2012, ATI and CCIA reached a tentative agreement with their respective flight crewmembers, as represented by the Air Line Pilots Association, International. The tentative agreement sets out the essential terms under which the parties intend to pursue a joint collective bargaining agreement and merge their flight crewmember seniority lists. The airlines and ALPA intend to have the definitive agreement in place and complete the integration of the seniority lists by the end of 2012.
Other Activities
The Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates five U.S. Postal Service (“USPS”) sorting facilities and provides ground equipment leasing and facility maintenance services, including fuel services. Other activities also include the management of workers' compensation claims under an agreement with DHL and gains from the reduction in employee post-retirement obligations.
External customer revenues from all other activities were $12.9 million and $14.6 million during the first quarter of 2012 and 2011, respectively. The decrease in other revenues during 2012 primarily reflects fewer aircraft maintenance projects for external customers compared to the first quarter of 2011.
The pre-tax earnings from other activities were $2.0 million and $1.7 million during the first quarter of 2012 and 2011, respectively. The increase of $0.3 million in pre-tax earnings for 2012 compared to 2011 primarily reflects additional business with the USPS. The Company's contracts with the USPS generated $5.2 million of revenue during the first quarter of 2012. While these contracts expire in 2012, we expect to renew them under similar terms.
Discontinued Operations
Pre-tax losses related to the former hub services operations were $0.4 million for the first quarter of 2012 compared to $0.2 million during the first quarter of 2011. The results of discontinued operations primarily contain pension expense for former employees that supported sort operations under a hub services agreement with DHL and expenses for certain legal matters associated with those former sorting operations.

Fleet Summary 2012
The Company’s aircraft fleet is summarized below as of March 31, 2012 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned or under capital lease
Boeing 767-200	16	21	37
Boeing 767-300	2	—	2
Boeing 757	3	—	3
Boeing 727	3	—	3
DC-8	6	—	6
Total	30	21	51
Carrying value			$622,135
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	1	—	1
Total	5	—	5
Carrying value			$138
Aircraft for freighter and combi modification
Boeing 767-300	—	5	5
Boeing 757	—	2	2
Total	—	7	7
Carrying value			$124,014
As of March 31, 2012, ACMI Services operated 13 of the 21 Boeing 767-200 aircraft that CAM leases to external customers and ACMI Services leased 30 of its in-service aircraft internally from CAM.
Aircraft fleet activity during the first quarter of 2012 is summarized below:
- CAM completed the freighter modification of one Boeing 767-200 aircraft and leased the aircraft internally to an airline affiliate.
- We removed one Boeing 727 aircraft and one DC-8 aircraft from the in-service fleet as a result of BAX/Schenker's discontinuation of its North American air network and diminished demand for these aircraft types.
- Additionally, in 2012, CAM purchased two Boeing 767-300 passenger aircraft for modification into standard freighter aircraft. We expect to complete the modification from passenger to freighter of two Boeing 767-300 aircraft in the second quarter of 2012, two Boeing 767-300 aircraft modifications in the third quarter of 2012 and one Boeing 767-300 aircraft in the fourth quarter of 2012. Additionally, we expect to complete the modifications of two Boeing 757 passenger aircraft into a combi configuration during 2012. We expect to acquire one additional Boeing 757 passenger aircraft in 2012 and modify it into a standard freighter configuration by the fourth quarter of 2012.
In May 2012, ABX began to lease a Boeing 767-300 aircraft to operate on international routes.
As of March 31, 2012, the Company had Boeing 727 and DC-8 aircraft and engines with a carrying value of $7.2 million which were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.

Expenses from Continuing Operations
Salaries, wages and benefits expense increased $0.8 million, or 2% during the quarter ended March 31, 2012 compared to the corresponding period of 2011. The increase primarily reflects an increase in the pension expense for continuing operations due to the affects of lower discount rates used to actuarially calculate the Company's annual pension expense. Reductions in the number of Boeing 727 and DC-8 crew members since March 2011 were mostly offset by additional crew members and compensation for the expanded number of Boeing 767 aircraft operated by the Company.
Fuel expense decreased by $25.8 million during the quarter ended March 31, 2012 compared to the corresponding period of 2011. The decrease occurred in conjunction with BAX/Schenker's discontinuation of its North American air network in the fourth quarter of 2011. During 2011, under contract with BAX/Schenker, ATI provided aviation fuel for the BAX/Schenker air network and was reimbursed by BAX/Schenker for the costs of fuel. The Company is no longer incurring aviation fuel expenses or recording a related reimbursable revenue for the BAX/Schenker network. Fuel expense during 2012 primarily reflects the costs of fuel to operate U.S. Military charters, position aircraft for service and for maintenance purposes.
Maintenance, materials and repairs expense increased by $1.8 million during the quarter ended March 31, 2012 compared to the corresponding period of 2011. During the first quarter of 2012, maintenance expense reductions stemming from the discontinuation of Boeing 727 aircraft and DC-8 freighter aircraft since the fourth quarter of 2011 were offset by higher maintenance expenses to support the larger fleet of Boeing 767 and 757 aircraft, which has increased since March 2011.
Depreciation and amortization expense decreased $2.1 million during the quarter ended March 31, 2012 compared to the corresponding quarter of 2011. The decline in depreciation expense reflects the removal of nine Boeing 727 aircraft and eight DC-8 freighter aircraft from service offset by incremental depreciation expense for eight Boeing 767 aircraft and one Boeing 757 aircraft added to the fleet since March 2011. The Boeing 727 aircraft and DC-8 freighter aircraft were removed from service in conjunction with BAX/Schenker's discontinuation of its North American air network in the fourth quarter of 2011.
Travel expense decreased by $0.3 million during the quarter ended March 31, 2012 compared to the corresponding period of 2011. The decrease is a result of the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Rent expense remained flat during the quarter ended March 31, 2012 compared to the corresponding quarter of 2011. Rent expense was not significantly affected by the discontinuation of the BAX/Schenker North American air network because the Company did not lease the aircraft used in that network.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $2.3 million during the quarter ended March 31, 2012 compared to the corresponding period of 2011. The decrease during the first three months of 2012 reflects the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Insurance expenses decreased by $0.3 million during the quarter ended March 31, 2012 compared to the corresponding period of 2011 due to the reduction in Boeing 727 and DC-8 aircraft during the fourth quarter of 2011 and the first quarter of 2012 due to the discontinuation of the BAX/Schenker North American air network.
Other operating expenses include professional fees, navigational services, employee training, utilities, and the cost of parts sold to customers. Other operating expenses increased by $0.3 million during the quarter ended March 31, 2012 compared to the corresponding period of 2011, primarily due to additional international aircraft operations during 2012.
Interest expense decreased by $0.6 million during the quarter ended March 31, 2012 compared to the corresponding period of 2011. The decline in interest expense reflects the payoff of capital leases in 2011, lower interest rates and an increase in capitalized interest for the aircraft undergoing freighter modification. Interest rates on the Company’s variable interest, unsubordinated term loan decreased to 2.47% at March 31, 2012 from 2.56% at March 31, 2011. We expect interest expense to increase during the remainder of 2012 due to a higher level of debt which is being used to expand the Company's aircraft fleet.
During the first quarter of 2012, the Company recorded a pre-tax net gain on derivatives of $0.5 million, reflecting the impact of higher market interest rates since December 31, 2011 on the interest rate swaps held by the Company at March 31, 2012.
In 2011, the Company executed a new credit facility replacing its previous credit agreement. During the first quarter of 2011, the Company wrote off $2.9 million of unamortized debt issuance costs associated with the former credit agreement. During the first quarter of 2011, in conjunction with termination of the former credit agreement, the Company terminated its hedge accounting of interest rate swaps related to the former term loan, which resulted in the recognition of $3.9 million of pre-tax losses which had previously been reflected in other comprehensive income.
Income tax expenses recorded through March 31, 2012 have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. The effective tax rate for the full year 2012 is projected to be approximately 38.0%. The effective tax rate from continuing operations for the first three months ended March 31, 2012 was 38.0% compared to 37.2% for the corresponding period in 2011. The effective tax rate increased for 2012 due to having more earnings in certain taxing districts with higher tax rates as compared to 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $43.0 million for the first quarter of 2012 compared to $45.9 million in the first quarter of 2011. Operating cash flows decreased in the first quarter of 2012 compared to 2011 primarily reflecting the decrease in operating income in 2012 compared to the first quarter of 2011.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $46.8 million in the first three months of 2012 compared to $44.5 million in the first three months of 2011. Capital expenditures in 2012 included $41.0 million for the acquisition of two Boeing 767-300 aircraft and the modification of aircraft, $3.8 million for required heavy maintenance and $2.0 million for other equipment costs. Capital expenditures in the first quarter of 2011 included $35.0 million for the acquisition and modification of aircraft, $9.1 million for required heavy maintenance and $0.4 million for other equipment costs.
Proceeds of $1.8 million were received during the first quarter of 2012 for the sale of aircraft engines, which had been classified as available for sale.
Net cash provided by financing activities was $23.1 million in the first three months of 2012 compared to $9.3 million used in the corresponding period in 2011. During the first quarter of 2012, we drew $25.0 million from the revolver under the Credit Facility to fund capital spending and we made debt principal payments of $1.9 million. Additionally, $1.6 million of the principal balance of the DHL promissory note was extinguished during the first three months of 2012, pursuant to the CMI agreement with DHL.
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
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd., ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of March 31, 2012, two such aircraft have completed the modification process, four Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration and one Boeing 767-300 aircraft was awaiting modification. If the Company were to cancel the conversion program as of March 31, 2012, it would owe IAI approximately $4 million associated with non-recurring engineering efforts and additional conversion part kits which have been ordered.
In October 2010, the Company entered into an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 combi variant to be developed by Precision will incorporate 10 full cargo pallet positions along with seating for up to 58 passengers. As of March 31, 2012, one Boeing 757 has completed the modification process for standard freighter configuration while two Boeing 757 were in the combi conversion process. If the Company were to cancel the conversion program as of

March 31, 2012, it would owe Precision approximately $8 million associated with engineering efforts and conversion part kits which have been ordered.
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
Liquidity
The Company's Credit Facility with a consortium of banks includes a fully drawn term loan of $150 million and a $175 million revolving credit facility, of which the Company has drawn $131 million, net of repayments. The Company intends to make further draws on the revolving loan to fund its fleet expansion plans. The Credit Facility has an additional accordion feature of $50 million which the Company may draw subject to the lenders' consent. If the Company exercises the accordion feature the same terms and conditions of the Credit Facility would apply to the accordion feature and additional collateral would need to be posted to maintain the 150% collateral coverage requirement. The additional debt may result in higher interest rates. Under the Credit Facility, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and revolving loan bear a variable interest rate of 2.47% and 2.25%, respectively. Repayments of the term loan are scheduled to begin in June 2012.
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
At March 31, 2012, the Company had approximately $51.7 million of cash balances and $24.2 million available under the revolving credit facility, net of outstanding letters of credit which totaled $19.8 million. The Company also expects to have available the $50 million accordion feature noted above. As specified under the terms of ABX's CMI agreement with DHL, the $18.6 million balance at March 31, 2012 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Credit Facility, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012 and 2011, we were not involved in any material unconsolidated SPE transactions.
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
Depreciation
Depreciation of property and equipment is provided on a straight-line basis over the lesser of an asset’s useful life or lease term. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. The acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of our assets. We may change the estimated useful lives due to a number of reasons, such as the existence of excess capacity in our air networks, or changes in regulations grounding or limiting the use of aircraft.
Self-Insurance
We self-insure certain claims related to workers’ compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Changes in claim severity and frequency could result in actual claims being materially different than the costs provided for in our results of operations. We maintain excess claim coverage with common insurance carriers to mitigate our exposure to large claim losses.
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
The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates on our post-retirement costs. In actuarially valuing our pension obligations and determining related expense amounts, assumptions we consider most sensitive are discount rates and expected long term investment returns on plan assets. Other assumptions concerning retirement ages and mortality also affect the valuations. Actual results and future changes in these assumptions could result in future costs that are materially different than those recorded in our annual results of operations.
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
No significant changes have occurred to the market risks the Company faces since information about those risks were disclosed in item 7A of the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2012.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Other
In addition to the foregoing matters, we are also currently a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions arising out of the operation of our business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that our ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its financial condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2012. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

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

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer
Date:	May 10, 2012

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer
Date:	May 10, 2012