Form 10-Q
period 2012-06-30
Air Transport Services Group, Inc.
filed 2012-08-02
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of August 2, 2012, Air Transport Services Group, Inc. had outstanding 64,235,586 shares of common stock, par value $0.01.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES	$153,554	$193,061	$299,060	$368,188
OPERATING EXPENSES
Salaries, wages and benefits	44,570	45,326	91,674	91,674
Fuel	14,084	48,640	27,924	88,316
Maintenance, materials and repairs	25,270	22,380	48,384	43,686
Depreciation and amortization	21,514	23,878	41,814	46,249
Travel	5,566	6,918	11,544	13,228
Rent	6,244	5,434	11,974	11,074
Landing and ramp	3,880	6,032	7,946	12,437
Insurance	1,826	2,394	3,836	4,744
Other operating expenses	8,998	9,258	18,560	18,550
	131,952	170,260	263,656	329,958
OPERATING INCOME	21,602	22,801	35,404	38,230
OTHER INCOME (EXPENSE)
Interest income	38	33	66	99
Interest expense	(3,671)	(3,537)	(7,218)	(7,640)
Net gain (loss) on derivative instruments	202	376	662	(3,556)
Write-off of unamortized debt issuance costs	—	(16)	—	(2,886)
	(3,431)	(3,144)	(6,490)	(13,983)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,171	19,657	28,914	24,247
INCOME TAX EXPENSE	(6,952)	(7,377)	(11,033)	(9,086)
EARNINGS FROM CONTINUING OPERATIONS	11,219	12,280	17,881	15,161
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(160)	19	(390)	(98)
NET EARNINGS	$11,059	$12,299	$17,491	$15,063

BASIC EARNINGS PER SHARE
Continuing operations	$0.18	$0.19	$0.28	$0.24
Discontinued operations	(0.01)	—	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.17	$0.19	$0.28	$0.24

DILUTED EARNINGS PER SHARE
Continuing operations	$0.17	$0.19	$0.28	$0.24
Discontinued operations	—	—	(0.01)	—
TOTAL DILUTED EARNINGS PER SHARE	$0.17	$0.19	$0.27	$0.24

WEIGHTED AVERAGE SHARES
Basic	63,431	63,333	63,431	63,233
Diluted	64,393	64,172	64,383	64,055

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET INCOME	$11,059	$12,299	$17,491	$15,063
OTHER COMPREHENSIVE INCOME:
Unrealized gain on derivative instruments, net of tax of $229 for the six month period in 2011	—	—	—	402
Reclassifications to net income:
Hedging gain realized, net of tax of $5 and $10 for the three and six month periods in 2012 and $61 and $70 for the three and six month periods in 2011.	(9)	(107)	(18)	(123)
Pension actuarial loss, net of tax of $988 and $1,976 for the three and six month periods in 2012 and $246 and $492 for the three and six month periods in 2011.	1,682	429	3,364	858
Post-retirement actuarial loss, net of tax of $40 and $80 for the three and six month periods in 2012 and $48 and $96 for the three and six month periods in 2011.	68	84	136	168
Post-retirement negative prior service cost, net of tax of $513 and $1,026 for the three and six month periods in 2012 and $506 and $1,012 for the three and six month periods in 2011.	(874)	(882)	(1,748)	(1,764)
Unrealized loss on derivative instruments, net of tax of $1,427 for the six month period in 2011	—	—	—	2,505

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	867	(476)	1,734	2,046

TOTAL COMPREHENSIVE INCOME	$11,926	$11,823	$19,225	$17,109

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,527	$30,503
Accounts receivable, net of allowance of $457 in 2012 and $434 in 2011	39,817	42,278
Inventory	8,657	8,906
Prepaid supplies and other	7,777	9,785
Deferred income taxes	17,418	31,548
Aircraft and engines held for sale	5,474	9,831
TOTAL CURRENT ASSETS	126,670	132,851
Property and equipment, net	778,113	748,913
Other assets	19,558	18,579
Intangibles	5,938	6,396
Goodwill	86,980	86,980
TOTAL ASSETS	$1,017,259	$993,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,165	$48,360
Accrued salaries, wages and benefits	20,645	23,226
Accrued expenses	10,287	10,291
Current portion of debt obligations	17,239	13,223
Unearned revenue	11,071	12,487
TOTAL CURRENT LIABILITIES	96,407	107,587
Long term debt obligations	345,956	333,681
Post-retirement liabilities	180,286	185,562
Other liabilities	63,281	54,212
Deferred income taxes	40,140	42,530
TOTAL LIABILITIES	726,070	723,572
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,261,289 and 64,015,789 shares issued and outstanding in 2012 and 2011, respectively	643	640
Additional paid-in capital	522,427	520,613
Accumulated deficit	(130,568)	(148,059)
Accumulated other comprehensive loss	(101,313)	(103,047)
TOTAL STOCKHOLDERS’ EQUITY	291,189	270,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,017,259	$993,719

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES:
Net earnings from continuing operations	$17,881	$15,161
Net loss from discontinued operations	(390)	(98)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,814	46,249
Pension and post-retirement	2,781	(1,161)
Deferred income taxes	10,722	8,523
Amortization of stock-based compensation	1,816	1,301
Amortization of DHL promissory note	(3,100)	(3,100)
Net (gain) loss on derivative instruments	(662)	3,556
Write-off of unamortized debt issuance costs	—	2,886
Changes in assets and liabilities:
Accounts receivable	3,793	(7,545)
Inventory and prepaid supplies	501	(859)
Accounts payable	(10,625)	9,122
Unearned revenue	6,420	9,679
Accrued expenses, salaries, wages, benefits and other liabilities	(718)	(87)
Pension and post-retirement liabilities	(5,276)	(6,172)
Other	(343)	1,086
NET CASH PROVIDED BY OPERATING ACTIVITIES	64,614	78,541
INVESTING ACTIVITIES:
Capital expenditures	(69,463)	(102,724)
Proceeds from property and equipment	2,482	223
Proceeds from the redemption of interest-bearing investments	—	1,750
NET CASH (USED IN) INVESTING ACTIVITIES	(66,981)	(100,751)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(5,609)	(198,902)
Proceeds from borrowings	25,000	215,000
Financing fees	—	(2,536)
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,391	13,562

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,024	(8,648)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,503	46,543
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,527	$37,895

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$6,257	$6,680
Federal alternative minimum and state income taxes paid	$271	$2,368
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$3,100	$3,100
Accrued capital expenditures	$10,351	$13,578
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.6 million and $0.6 million for the quarters ended June 30, 2012 and 2011, respectively, and $1.3 million and $0.9 million for the six month periods ended June 30, 2012 and 2011, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $31.2 million and $31.2 million at June 30, 2012 and December 31, 2011, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracts with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. Under the CMI agreement, ABX contracted with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement. Under the terms of the lease agreements for the 13 CAM-owned Boeing 767 aircraft, DHL is responsible to reimburse ABX for its costs of scheduled airframe maintenance. AMES also provides scheduled maintenance for the four DHL-owned aircraft operated by ABX under the CMI agreement. Additionally, the Company's airlines are providing seven other Boeing 767 aircraft, four Boeing 727 aircraft and one Boeing 757 aircraft to DHL under other contracts having durations of one year or less and two Boeing 757 aircraft under multi-year contracts.
Continuing revenues from leases and contracted services for DHL were approximately 54% and 52% of the Company's consolidated revenues from continuing operations for the three and six month periods ended June 30, 2012, respectively, compared to 34% and 35% for the corresponding periods of 2011. The Company’s balance sheets include accounts receivable with DHL of $18.1 million and $9.8 million as of June 30, 2012 and December 31, 2011, respectively.
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
No services were performed for Bax/Schenker during 2012. Revenues from the services performed for BAX/Schenker were approximately 31% and 32% of the Company’s total revenues from continuing operations for the three and six month periods ended June 30, 2011, respectively. The Company’s balance sheets had no accounts receivable with BAX/Schenker as of June 30, 2012, and included accounts receivable with BAX/Schenker of $5.5 million as of December 31, 2011.

U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 16% and 16% of the Company's total revenues from continuing operations for the three and six month periods ended June 30, 2012, respectively, compared to 12% and 11% for the corresponding periods of 2011. The Company's balance sheets included accounts receivable with the U.S. Military of $4.3 million and $5.2 million as of June 30, 2012 and December 31, 2011.

NOTE C—GOODWILL AND OTHER INTANGIBLES

The Company has two reporting units, ATI (a component of the ACMI Services segment) and CAM, that have goodwill. The carrying amounts of goodwill by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2011	$52,585	$34,395	$86,980
Carrying value as of June 30, 2012	$52,585	$34,395	$86,980
The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2011	$2,396	$4,000	$6,396
Amortization	(125)	(333)	(458)
Carrying value as of June 30, 2012	$2,271	$3,667	$5,938
The customer relationship intangible amortizes over nine more years. The Company recorded amortization expense for the customer relationships intangible asset of $0.4 million for the six month period ending June 30, 2011. The airline certificate related to CCIA' s Boeing 727 aircraft operations, having a carrying value of $0.7 million at June 30, 2012, amortizes through December 31, 2012, the expected remaining life of those operations. The remaining airline certificates have an indefinite life and therefore are not amortized.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2012	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$30,013	$9,563	$—	$39,576
Total Assets	$30,013	$9,563	$—	$39,576
Liabilities
Interest rate swap	$—	$(4,362)	$—	$(4,362)
Total Liabilities	$—	$(4,362)	$—	$(4,362)

As of December 31, 2011	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$10,002	$11,541	$—	$21,543
Total Assets	$10,002	$11,541	$—	$21,543
Liabilities
Interest rate swap	$—	$(5,024)	$—	$(5,024)
Total Liabilities	$—	$(5,024)	$—	$(5,024)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $6.2 million more than the carrying value, which was $363.2 million at June 30, 2012. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Aircraft and flight equipment	$1,073,054	$1,012,000
Support equipment	51,499	51,297
Vehicles and other equipment	1,577	1,589
Leasehold improvements	754	714
	1,126,884	1,065,600
Accumulated depreciation	(348,771)	(316,687)
Property and equipment, net	$778,113	$748,913
CAM owned aircraft with a carrying value of $303.0 million and $316.4 million that were under leases to external customers as of June 30, 2012 and December 31, 2011, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $5.5 million as of June 30, 2012. Cash flows generated from sales of aircraft and engines totaled $2.5 million for the six month period ended June 30, 2012.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Unsubordinated term loan	$148,125	$150,000
Revolving credit facility	131,000	106,000
Aircraft loans	67,020	70,754
Promissory note due to DHL, unsecured	17,050	20,150
Total long term obligations	363,195	346,904
Less: current portion	(17,239)	(13,223)
Total long term obligations, net	$345,956	$333,681

The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $131.0 million, net of repayments as of June 30, 2012. On July 20, 2012, the Company executed the first amendment to the Senior Credit Agreement (“Credit Amendment”). The Credit Amendment increased the amount available under the revolving credit loan by $50 million to $225.0 million, extended the maturity of the term loan and revolving credit loan to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50.0 million, subject to the lenders' consent.
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.72% and 2.5%, respectively. The Credit Amendment did not effect the EBITDA based pricing or covenants of the Senior Credit Agreement . The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. During the next twelve months, the Company expects to make further draws on the revolving credit loan to fund its fleet expansion plans. As of June 30, 2012, the unused revolving credit facility totaled $24.8 million, net of draws of $131.0 million and outstanding letters of credit of $19.2 million.
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
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and total revolving credit facility. The Senior Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt to EBITDA ratio and a fixed charge coverage ratio. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement. The Company is currently in compliance with the financial covenants specified in the Senior Credit Agreement . The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $50.0 million during any calendar year. Under the provisions of its promissory note due to DHL, the Company is required to prepay the DHL note in the amount of $0.20 for each dollar of dividend distributed to its stockholders. The same prepayment stipulation applies to stock repurchases.
In conjunction with the execution of the Senior Credit Agreement in 2011, the Company terminated its previous credit agreement, which resulted in the write-off of unamortized debt issuance costs associated with that credit agreement and losses for certain interest rate swaps which had previously been designated as cash flow hedges of interest payments required by the former debt. These charges, which totaled $6.8 million before income taxes, were recorded in March 2011.

NOTE G—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases airport facilities and certain operating equipment under operating lease agreements. ABX leases portions of the air park in Wilmington, Ohio under a lease agreement with a regional port authority, the term of which expires in May of 2019.

Commitments
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd. ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of June 30, 2012, four such aircraft have completed the modification process, two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration and one Boeing 767-300 aircraft was awaiting modification. If the Company were to cancel the conversion program as of June 30, 2012, it would owe IAI approximately $18.9 million associated with non-recurring engineering efforts, conversion part kits and to complete the modification.
In October 2010, the Company entered into an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 combi variant to be developed by Precision will incorporate 10 full cargo pallet positions along with seating for up to 58 passengers. As of June 30, 2012, one Boeing 757 had completed the modification process for standard freighter configuration while one Boeing 757 aircraft was in the freighter conversion process and another was in the combi conversion process. If the Company were to cancel the conversion program as of June 30, 2012, it would owe Precision approximately $10.2 million associated with engineering efforts, conversion part kits which have been ordered and to complete the modifications.
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
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, brought an administrative action against ABX alleging numerous violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region, which is located near the Brussels Airport. In May and November 2011, the BIM levied separate administrative penalties on ABX in the approximate amount of €0.1 million ($0.1 million) each, for numerous alleged violations of the ordinance during the period from May 2009 through November 2009 and December 2009 through May 2010; respectively. ABX appealed both of these matters to the Environmental College in Brussels, which affirmed the administrative penalties. ABX has subsequently appealed both of these matters to the Council of State, which appeals are currently pending.
In June 2012, the BIM levied an additional administrative penalty on ABX in the approximate amount of €0.1 million ($0.2 million) for numerous alleged violations of the ordinance during the period from June 2010 through October 2010, and has also commenced administrative action for numerous alleged violations of the ordinance during the period from November 2010 through December 2010.
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
Employees Under Collective Bargaining Agreements
As of June 30, 2012, the flight crewmember employees of ABX, ATI and CCIA were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	14.9%
ATI	Airline Pilots Association	8.6%
CCIA	Airline Pilots Association	3.8%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$67	$62	$—	$—	$134	$124
Interest cost	9,272	9,290	95	97	18,544	18,581	190	194
Expected return on plan assets	(9,970)	(9,757)	—	—	(19,940)	(19,514)	—	—
Amortization of prior service cost	—	—	(1,388)	(1,388)	—	—	(2,776)	(2,776)
Amortization of net loss	2,670	675	108	132	5,340	1,350	216	264
Net periodic benefit cost	$1,972	$208	$(1,118)	$(1,097)	$3,944	$417	$(2,236)	$(2,194)
During the three and six month periods ended June 30, 2012, the Company contributed $2.8 million and $3.6 million to the pension plans. The Company plans to contribute an additional $21.4 million in 2012.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2012 have been estimated utilizing a 38.2% rate based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2012 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. During 2012, management revised the projection of qualified tax deductions for 2012. As a result of anticipated additional tax deductions, management does not expect to utilize the existing loss carryforward assets to offset the federal income tax liability during the next 12 months. Accordingly, as of June 30, 2012, the Company's balance sheet reflects the reclassification of approximately $14 million of deferred tax assets to offset deferred tax liabilities. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes through 2014 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

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
In addition to the interest rate swaps noted above, the Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of term loan. As a result, the Company entered into an interest rate swap in July of 2011 having an initial notional value of $75.0 million and a forward start date of December 31, 2011. Under this swap, the Company pays a fixed rate of 2.02% and receives a floating rate that resets quarterly based on LIBOR. The Company did not designate the recent interest rate swap as a hedge for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations.
The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30, 2012		December 31, 2011
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
December 31, 2012	3.105%	$55,250	$(732)	$59,500	$(1,394)
December 31, 2012	3.105%	32,500	(430)	35,000	(820)
May 9, 2016	2.020%	74,063	(3,200)	75,000	(2,810)

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

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,458,037	$5.77	1,514,300	$3.55
Granted	601,647	5.93	555,237	8.72
Converted	—	—	(291,500)	3.14
Expired	—	—	—	—
Forfeited	(17,400)	6.15	(41,600)	4.97
Outstanding at end of period	2,042,284	$5.81	1,736,437	$5.22
Vested	390,037	$4.45	326,400	$3.71
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
For the six month periods ended June 30, 2012 and 2011, the Company recorded expense of $1.8 million and $1.3 million, respectively, for stock incentive awards. At June 30, 2012, there was $4.6 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2012, none of the awards were convertible, 390,037 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 2,406,684 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2014.

NOTE L—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Earnings from continuing operations	$11,219	$12,280	$17,881	$15,161
Weighted-average shares outstanding for basic earnings per share	63,431	63,333	63,431	63,233
Common equivalent shares:
Effect of stock-based compensation awards	962	839	952	822
Weighted-average shares outstanding assuming dilution	64,393	64,172	64,383	64,055
Basic earnings per share from continuing operations	$0.18	$0.19	$0.28	$0.24
Diluted earnings per share from continuing operations	$0.17	$0.19	$0.28	$0.24
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 49,000 and 54,000 at June 30, 2012 and 2011, respectively.

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

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues:
CAM	$38,067	$32,762	$75,918	$64,890
ACMI Services	121,630	164,709	234,825	311,414
All other	26,682	25,469	55,103	50,907
Eliminate inter-segment revenues	(32,825)	(29,879)	(66,786)	(59,023)
Total	$153,554	$193,061	$299,060	$368,188
Customer revenues:
CAM	$18,635	$15,824	$38,024	$29,895
ACMI Services	121,389	164,597	234,584	311,032
All other	13,530	12,640	26,452	27,261
Total	$153,554	$193,061	$299,060	$368,188
Depreciation and amortization expense:
CAM	$14,680	$13,663	$29,101	$25,926
ACMI Services	6,755	10,253	12,559	20,401
All other	79	(38)	154	(78)
Total	$21,514	$23,878	$41,814	$46,249
Segment earnings (loss):
CAM	$16,667	$13,634	$33,485	$27,100
ACMI Services	(1,582)	4,560	(9,797)	2,050
All other	3,228	1,675	5,229	3,329
Net unallocated interest expense	(344)	(572)	(665)	(1,790)
Net gain (loss) on derivative instruments	202	376	662	(3,556)
Write-off of unamortized debt issuance costs	—	(16)	—	(2,886)
Pre-tax earnings from continuing operations	$18,171	$19,657	$28,914	$24,247

The Company's assets are presented below by segment (in thousands):

	June 30,	December 31,
	2012	2011
Assets:
CAM	$780,858	$760,588
ACMI Services	153,557	137,640
All other	82,844	95,491
Total	$1,017,259	$993,719
Interest expense of $0.2 million and $0.5 million for the three and six month periods ending June 30, 2012, respectively, compared to $0.3 million and $0.6 million for the corresponding periods in 2011, respectively, was included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $3.1 million and $6.0 million for the three and six month periods ending June 30, 2012, respectively, compared to $2.6 million and $5.1 million for the corresponding periods of 2011.

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
At June 30, 2012, the Company’s subsidiaries owned 54 aircraft in service condition consisting of 21 Boeing 767-200 standard freighter aircraft leased to external customers, 32 freighter aircraft operated by the Company's airlines and one Boeing 767 passenger aircraft. The 32 freighter aircraft operated by the Company's airlines consisted of 15 Boeing 767-200, four Boeing 767-300, three Boeing 757, four Boeing 727, two McDonnell Douglas DC-8 freighter aircraft and four McDonnell Douglas DC-8 "combi" aircraft. The combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. The Company's subsidiaries also leased four Boeing 767-200 freighter aircraft and two Boeing 767-300 freighter aircraft as of June 30, 2012. Additionally, as of June 30, 2012, the Company had three Boeing 767-300 aircraft undergoing freighter modification, one Boeing 757 aircraft undergoing freighter modification and one Boeing 757 aircraft undergoing combi modification.
The Company has two reportable segments: ACMI Services, which primarily includes the cargo transportation operations of its three airlines and the CAM segment, which includes the Company's aircraft leasing business. The Company's other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance, aircraft part sales, ground equipment leasing and mail handling services. These operations do not constitute reportable segments due to their size.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 52% and 35% of the Company's consolidated revenues for the six month periods ending June 30, 2012 and 2011, respectively. The Company has had long term contracts with DHL since August of 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. Additionally, the Company's airlines are providing seven other Boeing 767 aircraft, four Boeing 727 aircraft and one Boeing 757 aircraft to DHL under other contracts having durations of one year or less and two Boeing 757 aircraft under multi-year contracts.
The U.S. Military comprised 16% and 11% of the Company's consolidated revenues for the six month periods ended June 30, 2012 and 2011, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), which is organized under the U.S. Military. ATI contracts its unique fleet of McDonnell Douglas DC-8 combi aircraft to the AMC.
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
The Company ceased providing services to BAX/Schenker as of the end of 2011. The Company's revenues from the services performed for BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift, were $60.3 million and $116.3 million for the three and six month periods ended June 30, 2011, respectively. The Company's revenues from BAX/Schenker comprised approximately 31% and 32% of the Company's total revenues during the three and six months ended June 30, 2011 (17% and 18% of total revenues excluding directly reimbursable revenues).

RESULTS OF OPERATIONS
Summary
The consolidated net earnings from continuing operations were $11.2 million and $17.9 million for the three and six months periods ended June 30, 2012, respectively, compared to $12.3 million and $15.2 million for the corresponding periods of 2011. Pre-tax earnings from continuing operations were $18.2 million and $28.9 million for the three and six months periods ended June 30, 2012, respectively, compared to $19.7 million and $24.2 million for the corresponding periods of 2011.
Earnings during the first six months of 2011 were impacted by pre-tax charges totaling $6.8 million stemming from the refinancing of the Company's former credit agreement. After removing the charges related to debt refinancing and the effects of interest rate derivatives, adjusted pre-tax earnings from continuing operations, a non-GAAP measure, were $18.0 million and $28.3 million for the three and six month periods ended June 30, 2012 compared to $19.3 million and $30.7 million for the corresponding periods of 2011. (A definition and reconciliation of adjusted pre-tax earnings is shown below.) Adjusted pre-tax earnings from continuing operations during the three and six month periods ending June 30, 2012 compared to the corresponding periods of 2011 were bolstered by additional external aircraft leases and increased operations for the Company's Boeing 767 and Boeing 757 aircraft, but were negatively impacted by the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Total customer revenues from continuing operations decreased by $39.5 million to $153.6 million during the second quarter of 2012 and by $69.1 million to $299.1 million for the first six months of 2012 compared to the corresponding periods of 2011. The declines reflect $60.3 million and $116.3 million of revenues during the three and six month periods ending June 30, 2011, respectively, from services for the BAX/Schenker air network which was discontinued. Revenues from reimbursed fuel and other reimbursed operating expenses declined $29.3 million and $56.7 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. These declines were also primarily due to the discontinuation of the BAX/Schenker air network. Excluding directly reimbursed revenues, customer revenues decreased by $10.2 million and $12.4 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. Revenue growth during 2012, driven by additional external aircraft leases by CAM and additional Boeing 767 and Boeing 757 aircraft operations by ACMI Services, was offset by the revenue decline from the discontinuation of the BAX/Schenker air network.
During 2011, the Company executed a new credit facility ("Senior Credit Agreement") with a consortium of banks to expand and extend its borrowing capacity to support growth of the Boeing 767 and 757 aircraft fleet. The Senior Credit Agreement refinanced the Company's previous term and revolving credit loan. In conjunction with the execution of the Senior Credit Agreement, the Company terminated its previous credit agreement, which resulted in the write-off of $2.9 million of unamortized debt issuance costs associated with that credit agreement and the recognition of $3.9 million of losses for certain interest rate swaps previously designated as cash flow hedges of interest payments stemming from the former term loan during the first quarter of 2011.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2012	2011	2012	2011
Revenues from Continuing Operations:
CAM	$38,067	$32,762	$75,918	$64,890
ACMI Services
Airline services	101,261	115,050	197,603	217,500
Reimbursable	20,369	49,659	37,222	93,914
Total ACMI Services	121,630	164,709	234,825	311,414
Other Activities	26,682	25,469	55,103	50,907
Total Revenues	186,379	222,940	365,846	427,211
Eliminate internal revenues	(32,825)	(29,879)	(66,786)	(59,023)
Customer Revenues	$153,554	$193,061	$299,060	$368,188

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$16,667	$13,634	$33,485	$27,100
ACMI Services	(1,582)	4,560	(9,797)	2,050
Other Activities	3,228	1,675	5,229	3,329
Net unallocated interest expense	(344)	(572)	(665)	(1,790)
Net gain (loss) on derivative instruments	202	376	662	(3,556)
Write-off of unamortized debt issuance costs	—	(16)	—	(2,886)
Pre-Tax Earnings from Continuing Operations	18,171	19,657	28,914	24,247
Less Net (gain) loss on derivative instruments	(202)	(376)	(662)	3,556
Add Write-off of unamortized debt issuance costs	—	16	—	2,886
Adjusted Pre-Tax Earnings	$17,969	$19,297	$28,252	$30,689
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
CAM
Through the CAM subsidiary, the Company offers aircraft leasing to external customers and leases aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of June 30, 2012, CAM had 54 aircraft in service condition, 32 of them leased internally to the Company's airlines. CAM's revenues grew $5.3 million and $11.0 million for the three and six months periods ended June 30, 2012, respectively, compared to the corresponding periods of 2011, as a result of additional aircraft leases. Since June 30, 2011, CAM has completed the modification from passenger to freighter of four Boeing 767-200 aircraft, three Boeing 767-300 aircraft and one Boeing 757 aircraft, and placed those aircraft under leases with internal and external customers. Revenues from external customers accounted for $2.8 million and $8.1 million of the increased revenue for the three and six months periods ended June 30, 2012, respectively, driven by two additional aircraft leases placed with external customers since June 2011. CAM's revenues from internal leases of Boeing 727 and DC-8 freighter aircraft for the three and six months periods ended June 30, 2012 declined $4.8 million and $10.0 million, respectively, compared to the corresponding periods of 2011 due to the retirement of Boeing 727 and DC-8 aircraft previously operated for BAX/Schenker, but the decline was more than offset by additional Boeing 767 and 757 aircraft leases.

CAM's pre-tax earnings, inclusive of an interest expense allocation, increased $3.0 million and $6.4 million for the three and six months periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. Improved earnings reflected eight additional Boeing 767 and 757 aircraft under lease since June 30, 2011. CAM's pre-tax earnings for the second quarter of 2012 does not reflect $0.7 million of unpaid rents related to a Boeing 767 aircraft under lease with a regional airline. Management and the lessee are discussing the timing of future payments which could result in the early return of the leased aircraft.
During 2012, CAM completed the modification from passenger to freighter configuration of one Boeing 767-200 and two Boeing 767-300 aircraft and leased those aircraft internally to a Company airline. CAM has five other passenger Boeing 767-300 and 757-200 aircraft, as discussed further below, that are being modified for future deployment.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, such as landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of June 30, 2012, ACMI Services included 51 in-service aircraft, including 32 leased internally from CAM, six leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
Revenues from ACMI Services decreased 26% and 25% during the three and six months periods ended June 30, 2012, respectively, compared to corresponding periods of 2011 as a result of the discontinuation of services for BAX/Schenker's North American air network. Since June 30, 2011, ACMI Services has retired seven Boeing 727 and eight DC-8 freighter aircraft in response to the discontinuation of BAX/Schenker's North American air network in 2011. During the three and six month periods ended June 30, 2011, ACMI Services revenues included $35.0 million and $66.5 million for the reimbursement of fuel and other operating expenses for the BAX/Schenker air network. Airline services revenues, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined 12% and 9%, reflecting the loss of BAX/Schenker revenues of $25.0 million and $49.6 million during the three and six month periods ended June 30, 2011, respectively.
Revenue declines from BAX/Schenker were offset by revenues from additional Boeing 767 and Boeing 757 aircraft added to the ACMI Services fleet since June 2011. Since June 30, 2011, ACMI Services has added two Boeing 767-200, four Boeing 767-300 and one Boeing 757 aircraft into the operating fleet. Airline service revenues, excluding those from BAX/Schenker, increased $11.3 million and $29.7 million during the three and six month periods ended June 30, 2012, respectively, compared to the corresponding periods of 2011, driven by these additional Boeing 767 and 757 aircraft. Aircraft block hours flown for customers other than BAX/Schenker increased 15% during the three and six months periods ending June 30, 2012, compared to the corresponding periods of 2011.
ACMI Services incurred pre-tax losses of $1.6 million and $9.8 million during the three and six months periods ending June 30, 2012, respectively, compared to pre-tax earnings of $4.6 million and $2.1 million for the corresponding periods of 2011. Operating results during 2012 were negatively impacted by the discontinuation of BAX/Schenker's North American air network, the cost of training flight crew members for the Boeing 767 aircraft, increased pension expenses, higher engine maintenance expenses and delays in placing aircraft into revenue service. During the second quarter of 2012, ABX added three Boeing 767-300 aircraft into its in-service fleet. Delays in placing two of the recently deployed Boeing 767-300 aircraft into incremental revenue generating services adversely impacted operating results during the second quarter of 2012. While ATI and CCIA have reduced the number of crew members and other employees in the ACMI Services segment due to the termination of the BAX/Schenker network, salaries and benefits expenses during 2012, included the cost of training senior, former DC-8 crewmembers for the Boeing 767 aircraft.
To further streamline the operations impacted by the loss of the BAX/Schenker business, we intend to effect a corporate reorganization pursuant to which the airline operations of ATI and CCIA will be merged near the end of 2012. In May 2012, ATI and CCIA reached a tentative agreement with their respective flight crewmembers, as represented by the Air Line Pilots Association International ("ALPA"). The tentative agreement sets out the essential terms under which the parties intend to pursue a joint collective bargaining agreement and merge their flight crewmember seniority lists. The airlines and ALPA intend to have the definitive agreement in place and complete the integration of the seniority lists by the end of 2012.
Continued stagnant economic conditions may slow the pace by which we deploy aircraft into incremental revenue operations. We may further reduce staff levels as required to match with customer demand and aircraft utilization levels. Additionally, customer demand for air cargo services depends on the cost competitiveness of the airlines, aircraft reliability and market preferences for the type of aircraft that we operate. New customer agreements typically involve start-up expenses, including those for proving flights, route authorities, overfly rights, travel and other activities, and may impact future operating results. Revenue-generating service may begin sometime later; however, depending on the satisfaction of a number of conditions, including international regulations and laws, contract negotiations, flight crew availability, and arranging resources for aircraft handling.
ATI currently operates four DC-8 combi aircraft for the U.S. Military. In July 2012, the U.S. Military's Air Mobility Command notified ATI that it was awarded a two-year agreement to continue the combi aircraft flights through September of 2014. ATI intends to service the award with its DC-8 combi aircraft and phase-in more modern Boeing 757 combi aircraft starting in the fourth quarter of 2012, replacing the DC-8 combi aircraft in conjunction with the U.S. Military's preference.
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
External customer revenues from all other activities were $13.5 million and $26.5 million for the three and six month periods ending June 30, 2012, compared to $12.6 million and $27.3 million for the three and six months periods ending June 30, 2011.
The pre-tax earnings from other activities were $3.2 million and $5.2 million for the three and six month periods ending June 30, 2012, respectively. Pre-tax earnings from other activities increased $1.6 and $1.9 million for the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011, primarily reflecting process streamlining initiatives at the sorting facilities and higher aircraft maintenance revenues. The Company's contracts with the USPS generated $10.3 million of revenue during the first half of 2012. While these contracts expire in 2012, we expect to renew them under similar terms.
Discontinued Operations
Pre-tax losses related to the former hub services operations were $0.6 million for the first six months of 2012 compared to $0.2 million during the first six months of 2011. The results of discontinued operations primarily contain pension expense for former employees that supported sort operations under a hub services agreement with DHL and expenses for certain legal matters associated with those former sorting operations.

Fleet Summary 2012
The Company’s aircraft fleet is summarized below as of June 30, 2012 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	15	22	37
Boeing 767-300	4	—	4
Boeing 757	3	—	3
Boeing 727	4	—	4
DC-8	6	—	6
Total	32	22	54
Carrying value			$660,404
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	2	—	2
Total	6	—	6
Carrying value			$593
Aircraft for freighter and combi modification
Boeing 767-300	—	3	3
Boeing 757	—	2	2
Total	—	5	5
Carrying value			$83,240
As of June 30, 2012, ACMI Services leased 32 of its in-service aircraft internally from CAM. As of June 30, 2012, 13 of CAM's 22 Boeing 767-200 aircraft shown above were leased to DHL and operated by ABX, CAM leased eight other Boeing 767-200 aircraft to external airlines and CAM's one Boeing 767-200 passenger aircraft was not leased.
Aircraft fleet activity during the first half of 2012 is summarized below:
- CAM completed the freighter modification of one Boeing 767-200 aircraft and leased the aircraft internally to an airline affiliate.
- We removed one DC-8 aircraft from the in-service fleet as a result of BAX/Schenker's discontinuation of its North American air network and diminished demand for these aircraft types.
- ABX began to lease a Boeing 767-300 aircraft from an external lessor.
- CAM purchased two Boeing 767-300 passenger aircraft for modification into standard freighter aircraft. CAM completed the freighter modification of two Boeing 767-300 aircraft and leased the aircraft internally to an airline affiliate. We expect to complete the modification of two Boeing 767-300 aircraft from passenger to freighter configuration in the third quarter of 2012 and complete the modification of one Boeing 767-300 aircraft from passenger to freighter configuration in the fourth quarter of 2012.
- We expect to complete the modification of one Boeing 757 passenger aircraft into a combi configuration and another Boeing 757 passenger aircraft into a standard freighter configuration during 2012.

As of June 30, 2012, ACMI Services included four Boeing 727 aircraft having a carrying value of $0.4 million which were being operated temporary for DHL's U.S. network. These aircraft will be removed from service through March of 2013 as their current airframe maintenance time expires.
As of June 30, 2012, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $5.5 million which were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.
Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $0.8 million during the quarter ended June 30, 2012 and did not change for the six month period ended June 30, 2012, when compared to the corresponding periods of 2011. Reductions in the number of Boeing 727 and DC-8 crew members since June 30, 2011 were offset by costs of additional crew members for the expanded number of Boeing 767 aircraft operated by the Company and by increased pension expense compared to 2011. Pension expense for continuing operations increased $1.4 million and $2.8 million during the three and six month periods ended June 30, 2012, respectively, when compared to the corresponding periods of 2011 due to the affects of lower discount rates used to actuarially calculate the Company's annual pension expense.
Fuel expense decreased by $34.6 million and $60.4 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. The decrease occurred in conjunction with BAX/Schenker's discontinuation of its North American air network in the fourth quarter of 2011. During 2011, while under contract with BAX/Schenker, ATI provided aviation fuel for the BAX/Schenker air network and was reimbursed by BAX/Schenker for the costs of fuel. The Company is no longer incurring aviation fuel expenses or recording a related reimbursable revenue for the BAX/Schenker network. Fuel expense during 2012 primarily reflects the costs of fuel to operate U.S. Military charters, position aircraft for service and for maintenance purposes.
Maintenance, materials and repairs expense increased by $2.9 million and $4.7 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. During the first six months of 2012, maintenance expense reductions stemming from the discontinuation of Boeing 727 aircraft and DC-8 freighter aircraft since the fourth quarter of 2011 were offset by higher maintenance expenses to support the larger fleet of Boeing 767 and 757 aircraft.
Depreciation and amortization expense decreased $2.4 million and $4.4 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. The decline in depreciation expense reflects the removal of seven Boeing 727 aircraft and eight DC-8 freighter aircraft from service offset by incremental depreciation expense for seven Boeing 767 aircraft and one Boeing 757 aircraft added to the fleet since June 2011. The Boeing 727 aircraft and DC-8 freighter aircraft were removed from service in conjunction with BAX/Schenker's discontinuation of its North American air network in the fourth quarter of 2011.
Travel expense decreased by $1.4 million and $1.7 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. The decrease is a result of the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Rent expense increased by $0.8 million and $0.9 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. Rent expense was not significantly affected by the discontinuation of the BAX/Schenker North American air network because the Company did not lease the aircraft used in that network.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $2.2 million and $4.5 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. The decrease during 2012 reflects the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Insurance expenses decreased by $0.6 million and $0.9 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011, primarily due to the reduction in Boeing 727 and DC-8 aircraft during the fourth quarter of 2011 and the first quarter of 2012.
Other operating expenses include professional fees, navigational services, employee training, utilities, and the cost of parts sold to customers. Other operating expenses decreased by $0.3 million and $0.0 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. During 2012, increased expenses for international aircraft operations were offset by lower costs stemming from the discontinuation of the BAX/Schenker North American air network.
Interest expense increased by $0.1 million and decreased by $0.4 million during the three and six month periods ending June 30, 2012, respectively, compared to the corresponding periods of 2011. Interest expense was higher for the three months ending June 30, 2012 compared to the corresponding 2011 period primarily due to an increase in the amount of borrowings under the revolving credit loan and an increase in the interest rates. The decline in interest expense for the first six months of 2012 compared to 2011 reflects the payoff of an aircraft loan in 2011 and an increase in capitalized interest for the aircraft undergoing freighter modification. Interest rates on the Company’s variable interest, unsubordinated term loan increased to 2.72% at June 30, 2012 from 2.25% at June 30, 2011. We expect interest expense to increase during the remainder of 2012 due to a higher level of debt which is being used to expand the Company's aircraft fleet.
During the three and six month period ending June 30, 2012, the Company recorded pre-tax net gains on derivatives of $0.2 million and $0.7 million, reflecting the impact of higher market interest rates since December 31, 2011 on the interest rate swaps held by the Company at June 30, 2012.
In 2011, the Company executed a new credit facility replacing its previous credit agreement. During the first six months of 2011, the Company wrote off $2.9 million of unamortized debt issuance costs associated with the former credit agreement. During the first six months of 2011, in conjunction with the termination of the former credit agreement, the Company terminated its hedge accounting of interest rate swaps related to the former term loan, which resulted in the recognition of $3.9 million of pre-tax losses which had previously been reflected in other comprehensive income.
Income tax expenses recorded through June 30, 2012, have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. The effective tax rate for the full year 2012 is projected to be approximately 38.2%. The effective tax rate from continuing operations for the three and six months ended June 30, 2012 was 38.3% and 38.2% compared to 37.5% for the corresponding periods in 2011. The effective tax rate increased for 2012 due to having more earnings in certain taxing districts with higher tax rates as compared to 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $64.6 million for the first six months of 2012 compared to $78.5 million for the first six months of 2011. Cash flows generated from operating activities decreased for the first six months of 2012 compared to 2011 primarily reflecting payments to vendors associated with the wind-down of the BAX/Schenker operations, partially offset by customer collections.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $69.5 million in the first six months of 2012 compared to $102.7 million in the first six months of 2011. Capital expenditures in 2012 included $59.9 million for the acquisition of two Boeing 767-300 aircraft and the modification of aircraft, $5.3 million for required heavy maintenance and $2.8 million for other equipment costs. Capital expenditures for the first six months of 2011 included $84.2 million for the acquisition and modification of aircraft, $17.1 million for required heavy maintenance and $1.4 million for other equipment costs.
Proceeds of $2.5 million were received during the first six months of 2012 for the sale of aircraft engines and parts.
Net cash provided by financing activities was $19.4 million in the first six months of 2012 compared to $13.6 million used in the corresponding period in 2011. During the first six months of 2012, we drew $25.0 million from the revolver under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $5.6 million. Additionally, $3.1 million of the principal balance of the DHL promissory note was extinguished during the first six months of 2012, pursuant to the CMI agreement with DHL.
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
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd. ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of June 30, 2012, four such aircraft have completed the modification process, two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration and one Boeing 767-300 aircraft was awaiting modification. If the Company were to cancel the conversion program as of June 30, 2012, it would owe IAI approximately $18.9 million associated with non-recurring engineering efforts, conversion part kits and to complete the modification.
In October 2010, the Company entered into an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Boeing 757 combi variant to be developed by Precision will incorporate 10 full cargo pallet positions along with seating for up to 58 passengers. As of June 30, 2012, one Boeing 757 had completed the modification process from a passenger to a standard freighter configuration and two other Boeing 757 aircraft were respectively in the process of undergoing modification from a passenger to a standard freighter configuration and from a passenger to a combi configuration. If the Company were to cancel the conversion program as of June 30, 2012, it would owe Precision approximately $10.2 million associated with engineering efforts, conversion part kits which have been ordered and to complete the modifications.
We estimate that total capital expenditures for 2012 could total $180 million to $200 million primarily for aircraft acquisitions and related modification costs involving Boeing 767-300 and Boeing 757 aircraft. Actual capital spending for any future period will be impacted by the progress in the aircraft modification process. We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flow and the Senior Credit Agreement.
Liquidity
The Company's Senior Credit Agreement with a consortium of banks includes a fully drawn term loan of $150 million and a revolving credit facility, of which the Company has drawn $131 million, net of repayments as of June 30, 2012. The Company intends to make further draws on the revolving loan to fund its fleet expansion plans. On July 20, 2012, the Company executed the first amendment to the Senior Credit Amendment ("Credit Amendment"). The Credit Amendment increased the amount available under the revolving credit loan by $50 million to $225 million, extended the maturity of the term loan and revolving credit loan to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50 million, subject to the lenders' consent. If the Company exercises the accordion feature, the same terms and conditions of the Senior Credit Agreement would apply to the accordion feature and additional collateral would need to be posted to maintain the 150% collateral coverage requirement. The additional debt may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and revolving loan bear a variable interest rate of 2.72% and 2.50%, respectively. The Credit Amendment did not effect the EBITDA based pricing or covenants of the Senior Credit Agreement.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and the total revolving credit facility. Under the Senior Credit Agreement, the Company is subject to covenants and warranties that are usual and customary, including among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt to EBITDA ratio and a fixed charge coverage ratio. The Senior Credit Agreement stipulates events of default including unspecified events that may have a material adverse effect on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.
At June 30, 2012, the Company had approximately $47.5 million of cash balances and, upon execution of the Credit Amendment on July 20, 2012, $74.8 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $19.2 million. The Company also expects to have available the $50 million accordion feature noted above. As specified under the terms of ABX's CMI agreement with DHL, the $17.1 million balance at June 30, 2012 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012 and 2011, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, brought an administrative action against ABX alleging numerous violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region, which is located near the Brussels Airport. In May and November 2011, the BIM levied separate administrative penalties on ABX in the approximate amount of €0.1 million ($0.1 million) each, for numerous alleged violations of the ordinance during the period from May 2009 through November 2009 and December 2009 through May 2010; respectively. ABX appealed both of these matters to the Environmental College in Brussels, which affirmed the administrative penalties. ABX has subsequently appealed both of these matters to the Council of State, which appeals are currently pending.
In June 2012, the BIM levied an additional administrative penalty on ABX in the approximate amount of €0.1 million ($0.2 million) for numerous alleged violations of the ordinance during the period from June 2010 through October 2010, and has also commenced administrative action for numerous alleged violations of the ordinance during the period from November 2010 through December 2010.
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
The Company intends to merge the airline operations of ATI and CCIA by the end of 2012 with the approval of the DOT and FAA. Execution of the merger plan could be delayed due to regulatory requirements, which could increase costs and have an adverse effect on future operating results. The airlines, with their respective flight crewmembers, as represented by the Air Line Pilots Association International ("ALPA"), intend to integrate the seniority lists and establish pay scales by the end of 2012. Ratification by ALPA members may take longer than anticipated and detrimentally affect operating costs. In conjunction with the merger, management is considering a tax reorganization which would incorporate the combined airline operations of ATI and CCIA as a single, new C-corporation for U.S. tax purposes. A reorganization for tax purposes could result in charges for deferred tax allowances or goodwill.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The response to this item is contained in the Company's Form 8-K filed with the Securities and Exchange Commission on May 11, 2012 and the information contained therein is incorporated herein by reference.

ITEM 5. OTHER
On July 31, 2012, the Board of Directors of Air Transport Services Group, Inc. (the "Company") adopted and authorized the Company to offer to enter into amended and restated change-in-control agreements with its executive officers, including the named executive officers, which are currently a party to change-in-control agreements. The amended and restated agreements are substantially similar to the existing change-in-control agreements between the Company and the executives, but have been modified to (i) clarify the executives' entitlement to change-in-control benefits in the event the executive is terminated prior to, but in anticipation of, a change in control; and (ii) address certain issues concerning the benefits payable under the Company's Supplemental Executive Retirement Plan (“SERP”) for those executives participating in the SERP.
The agreements generally provide that, in the event of a change in control of the Company or the subsidiary that employs the executive, the executive will have the right to remain employed, at not less than his respective rate of compensation in effect as of the date of the change in control, for at least four years thereafter.
A change in control is generally defined in the agreements as (i) the direct or indirect acquisition by any person of a greater than fifty percent (50%) ownership interest in or voting power over the Company or the subsidiary of the Company that employs the executive, (ii) the direct or indirect acquisition by any person, within any twelve (12) month period, of a thirty percent (30%) or more ownership interest in or voting power over the Company or the subsidiary of the Company that employs the executive, (iii) a majority of the members of the Board are replaced during any twelve (12) month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election, or (iv) the acquisition by any person, within any twelve (12) month period, of assets from the Company or the subsidiary of the Company that employs the executive that have a total gross fair market value equal to or more than forty percent (40%) of the total gross fair market value of all of the assets of the Company or the subsidiary, as applicable.
The agreements generally provide that, if an executive is terminated without “cause” (defined as willful and continued failure to perform duties after demand from the Board, or willful or gross misconduct) within four years after a change in control, the Company must pay the executive, in addition to all accrued compensation, the equivalent of two years' (three years' in the case of the Chief Executive Officer) salary and bonus. In addition, the executive is entitled to the continuation of his group health insurance coverage and certain other benefits for the remainder of the term of the agreement, reimbursement for outplacement services and, if a participant, increased benefits under the SERP. The Company or subsidiary that employs the executive is required to provide the same additional compensation and benefits described above in the event an executive officer resigns due to a material reduction by his employer in his salary, authority, duties or responsibilities or a material change in the geographic location of his employment.
In the event of a change in control, the restrictions on any shares of restricted stock will lapse and the stock will be distributed. In addition, the performance objectives imposed on any performance-based stock units will be deemed to have been met at the threshold level or any higher level actually achieved as of the date of the change in control (“Accelerated Units”) and the executive will receive cash or stock (depending on the nature of the change in control) as if the performance period ended on the date of the change in control. The amount awarded with respect to performance-based stock units will be determined by multiplying the Accelerated Units by the number of whole months between the beginning of the performance period and the date of the change in control divided by the number of whole months in the performance period.
A copy of the form of change-in-control agreement is attached to this Form 10-Q as Exhibit 10.2. The foregoing description of the change-in-control agreements is qualified in its entirely by reference to such exhibit.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

4	Second Amendment to Preferred Stock Rights Agreement, dated as of June 11, 2012. (1)

10.1	Amendment to Confidentiality and Standstill Agreement, dated as of June 11, 2012, between Air Transport Services Group, Inc. and Red Mountain Capital Partners LLC. (1)

10.2
Form of amended and restated change-in-control agreement adopted and authorized by the Board of Directors of Air Transport Services Group, Inc., to be offered to the Company's executive officers, including the named executive officers, that are currently a party to a change-in-control agreement, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer
Date:	August 2, 2012

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer
Date:	August 2, 2012