Form 10-Q
period 2012-09-30
Air Transport Services Group, Inc.
filed 2012-11-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of November 8, 2012, Air Transport Services Group, Inc. had outstanding 64,174,283 shares of common stock, par value $0.01.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES	$153,826	$195,480	$452,886	$563,668
OPERATING EXPENSES
Salaries, wages and benefits	44,153	48,872	135,827	140,546
Fuel	12,038	41,829	39,962	130,145
Maintenance, materials and repairs	26,751	23,740	75,135	67,426
Depreciation and amortization	21,057	22,616	62,871	68,865
Travel	5,618	7,575	17,162	20,803
Rent	6,745	5,872	18,719	16,946
Landing and ramp	3,877	5,691	11,823	18,128
Insurance	1,944	2,720	5,780	7,464
Impairment of goodwill	—	2,797	—	2,797
Impairment of acquired intangibles	—	2,282	—	2,282
Impairment of aircraft	—	22,065	—	22,065
Other operating expenses	9,348	10,931	27,908	29,481
	131,531	196,990	395,187	526,948
OPERATING INCOME (LOSS)	22,295	(1,510)	57,699	36,720
OTHER INCOME (EXPENSE)
Interest income	38	29	104	128
Interest expense	(3,668)	(3,304)	(10,886)	(10,944)
Net gain (loss) on derivative instruments	294	(1,881)	956	(5,437)
Write-off of unamortized debt issuance costs	—	—	—	(2,886)
	(3,336)	(5,156)	(9,826)	(19,139)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,959	(6,666)	47,873	17,581
INCOME TAX (EXPENSE) BENEFIT	(7,403)	1,840	(18,436)	(7,246)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	11,556	(4,826)	29,437	10,335
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(186)	24	(576)	(74)
NET EARNINGS (LOSS)	$11,370	$(4,802)	$28,861	$10,261

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.18	$(0.08)	$0.46	$0.16
Discontinued operations	—	—	(0.01)	—
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$0.18	$(0.08)	$0.45	$0.16

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.18	$(0.08)	$0.46	$0.16
Discontinued operations	—	—	(0.01)	—
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$0.18	$(0.08)	$0.45	$0.16

WEIGHTED AVERAGE SHARES
Basic	63,456	63,334	63,439	63,267
Diluted	64,667	63,334	64,478	64,078

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$11,370	$(4,802)	$28,861	$10,261
OTHER COMPREHENSIVE INCOME:
Unrealized gain on derivative instruments, net of tax of $229 for the nine month period in 2011	—	—	—	402
Reclassifications to net income:
Hedging gain realized, net of tax of $5 and $16 for the three and nine month periods in 2012 and $6 and $76 for the three and nine month periods in 2011.	(9)	(10)	(27)	(133)
Pension actuarial loss, net of tax of $988 and $2,964 for the three and nine month periods in 2012 and $246 and $738 for the three and nine month periods in 2011.	1,682	429	5,047	1,287
Post-retirement actuarial loss, net of tax of $40 and $120 for the three and nine month periods in 2012 and $40 and $136 for the three and nine month periods in 2011.	68	70	204	238
Post-retirement negative prior service cost, net of tax of $514 and $1,541 for the three and nine month periods in 2012 and $506 and $1,518 for the three and nine month periods in 2011.	(874)	(882)	(2,623)	(2,646)
Unrealized loss on derivative instruments, net of tax of $1,427 for the nine month period in 2011	—	—	—	2,505

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	867	(393)	2,601	1,653

TOTAL COMPREHENSIVE INCOME (LOSS)	$12,237	$(5,195)	$31,462	$11,914

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,213	$30,503
Accounts receivable, net of allowance of $677 in 2012 and $434 in 2011	41,043	42,278
Inventory	9,440	8,906
Prepaid supplies and other	9,716	9,785
Deferred income taxes	17,418	31,548
Aircraft and engines held for sale	4,400	9,831
TOTAL CURRENT ASSETS	110,230	132,851
Property and equipment, net	802,291	748,913
Other assets	20,351	18,579
Intangibles	5,653	6,396
Goodwill	86,980	86,980
TOTAL ASSETS	$1,025,505	$993,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,018	$48,360
Accrued salaries, wages and benefits	23,673	23,226
Accrued expenses	9,026	10,291
Current portion of debt obligations	19,251	13,223
Unearned revenue	10,636	12,487
TOTAL CURRENT LIABILITIES	110,604	107,587
Long term debt obligations	338,604	333,681
Post-retirement liabilities	160,873	185,562
Other liabilities	63,781	54,212
Deferred income taxes	47,610	42,530
TOTAL LIABILITIES	721,472	723,572
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,174,283 and 64,015,789 shares issued and outstanding in 2012 and 2011, respectively	642	640
Additional paid-in capital	523,035	520,613
Accumulated deficit	(119,198)	(148,059)
Accumulated other comprehensive loss	(100,446)	(103,047)
TOTAL STOCKHOLDERS’ EQUITY	304,033	270,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,025,505	$993,719

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net earnings from continuing operations	$29,437	$10,335
Net loss from discontinued operations	(576)	(74)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of aircraft	—	22,065
Impairment of goodwill and acquired intangibles	—	5,079
Depreciation and amortization	62,871	68,865
Pension and post-retirement	4,172	(2,688)
Deferred income taxes	17,682	6,794
Amortization of stock-based compensation	2,668	2,165
Amortization of DHL promissory note	(4,650)	(4,650)
Net (gain) loss on derivative instruments	(956)	5,437
Write-off of unamortized debt issuance costs	—	2,886
Changes in assets and liabilities:
Accounts receivable	2,618	(841)
Inventory and prepaid supplies	(2,509)	(1,387)
Accounts payable	(4,811)	(864)
Unearned revenue	4,002	7,629
Accrued expenses, salaries, wages, benefits and other liabilities	3,811	(1,192)
Pension and post-retirement liabilities	(24,689)	(13,828)
Other	(2,106)	1,145
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,964	106,876
INVESTING ACTIVITIES:
Capital expenditures	(108,339)	(162,557)
Proceeds from property and equipment	3,484	441
Proceeds from the redemption of interest-bearing investments	—	1,750
NET CASH (USED IN) INVESTING ACTIVITIES	(104,855)	(160,366)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(9,399)	(201,738)
Proceeds from borrowings	25,000	240,000
Financing fees	—	(2,536)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,601	35,726

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,290)	(17,764)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,503	46,543
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,213	$28,779

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$9,240	$9,470
Federal alternative minimum and state income taxes paid	$272	$2,348
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$4,650	$4,650
Accrued capital expenditures	$15,390	$12,408
See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include an aircraft leasing company and three independently certificated airlines. Air Transport Services Group, Inc. and its subsidiaries, (the "Company") provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. The Company offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers.
The three airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, Inc. (“ATI”), each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. Management is in the process of merging the airline operations of ATI and CCIA into a single airline. The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees.
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
Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Inter-company balances and transactions have been eliminated. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.
In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, spare parts inventory, depreciation and impairments of property, equipment, goodwill and intangibles, post-retirement obligations, income taxes, contingencies and litigation. Changes in estimates and assumptions may have a material impact on the consolidated financial statements.

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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.7 million and $0.6 million for the quarters ended September 30, 2012 and 2011, respectively, and $2.0 million and $1.5 million for the nine month periods ended September 30, 2012 and 2011, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $31.3 million and $31.2 million at September 30, 2012 and December 31, 2011, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracts with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. Under the CMI agreement, ABX contracted with Airborne Maintenance and Engineering Services, Inc. (“AMES”), a wholly-owned subsidiary of the Company, to provide scheduled maintenance for the 13 Boeing 767 aircraft for at least the first three years of the CMI agreement. Under the terms of the lease agreements for the 13 CAM-owned Boeing 767 aircraft, DHL is responsible to reimburse ABX for its costs of scheduled airframe maintenance. AMES also provides scheduled maintenance for the four DHL-owned aircraft operated by ABX under the CMI agreement. Additionally, the Company's airlines are providing eight other Boeing 767 aircraft, four Boeing 727 aircraft and one Boeing 757 aircraft to DHL under other contracts having durations of one year or less and two Boeing 757 aircraft under multi-year contracts.
Continuing revenues from leases and contracted services for DHL were approximately 55% and 53% of the Company's consolidated revenues from continuing operations for the three and nine month periods ended September 30, 2012, respectively, compared to 35% and 35% for the corresponding periods of 2011. The Company’s balance sheets include accounts receivable with DHL of $17.5 million and $9.8 million as of September 30, 2012 and December 31, 2011, respectively.
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
No services were performed for Bax/Schenker during 2012. Revenues from the services performed for BAX/Schenker were approximately 27% and 30% of the Company’s total revenues from continuing operations for the three and nine month periods ended September 30, 2011, respectively. The Company’s balance sheets had no accounts receivable with BAX/Schenker as of September 30, 2012, and included accounts receivable with BAX/Schenker of $5.5 million as of December 31, 2011.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 15% and 16% of the Company's total revenues from continuing operations for the three and nine month periods ended September 30, 2012, respectively, compared to 12% and 12% for the corresponding periods of 2011. The Company's balance sheets included accounts receivable with the U.S. Military of $4.7 million and $5.2 million as of September 30, 2012 and December 31, 2011, respectively.

NOTE C—GOODWILL AND OTHER INTANGIBLES

The Company has two reporting units, ATI (a component of the ACMI Services segment) and CAM, that have goodwill. The carrying amounts of goodwill by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2011	$52,585	$34,395	$86,980
Carrying value as of September 30, 2012	$52,585	$34,395	$86,980

In conjunction with the phase-out of BAX/Schenker's dedicated airlift in North America, which relied on operations provided by the Company, the Company tested the carrying values of goodwill and related intangible assets as of July 31, 2011. The Company recognized an impairment charge to reduce the value of the recorded goodwill and customer relationship intangible associated with ATI to $52.6 million and $2.5 million, respectively, during 2011. The Company determined the fair values of ATI and CAM separately using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). BAX/Schenker's decision to discontinue a dedicated U.S. air network using ATI's DC-8 aircraft was precipitated by prolonged recessionary conditions and trends toward higher fuel prices. ATI's remaining balances of goodwill and intangibles were not impaired further because of expected future net cash flows from its growing fleet of Boeing 767 aircraft and combi aircraft services which it provides to the U.S. Military.
The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2011	$2,396	$4,000	$6,396
Amortization	(188)	(555)	(743)
Carrying value as of September 30, 2012	$2,208	$3,445	$5,653
The customer relationship intangible amortizes over nine more years. The Company recorded amortization expense for the customer relationships intangible asset of $0.5 million for the nine month period ending September 30, 2011 The airline certificate related to CCIA' s Boeing 727 aircraft operations has a carrying value of $0.4 million at September 30, 2012 and amortizes through December 31, 2012, the expected remaining life of those operations. The remaining airline certificates have an indefinite life and therefore are not amortized.

NOTE D—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swaps are reported on the Company’s consolidated balance sheet at fair values based on market values from identical or comparable transactions. The fair value of the Company’s money market funds are based on quoted prices (Level 1) and observable inputs (Level 2) from comparable market transactions.The fair value of the Company's interest rate swaps are based on observable inputs (Level 2) from comparable market transactions. The following table reflects the Company's financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2012	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$5,017	$18,827	$—	$23,844
Total Assets	$5,017	$18,827	$—	$23,844
Liabilities
Interest rate swap	$—	$(4,068)	$—	$(4,068)
Total Liabilities	$—	$(4,068)	$—	$(4,068)

As of December 31, 2011	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$10,002	$11,541	$—	$21,543
Total Assets	$10,002	$11,541	$—	$21,543
Liabilities
Interest rate swap	$—	$(5,024)	$—	$(5,024)
Total Liabilities	$—	$(5,024)	$—	$(5,024)
The fair value of the Company’s debt obligations, based on observable inputs (Level 2), was approximately $3.0 million more than the carrying value, which was $357.9 million at September 30, 2012. The fair value of the Company's debt obligations was determined by calculating the net present value of scheduled debt payments using market interest rates. As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company's debt obligation was larger than the carrying value of the debt.
The carrying amounts of accounts receivable and accounts payable approximate their fair value due to their short-term nature.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Aircraft and flight equipment	$1,114,812	$1,012,000
Support equipment	51,843	51,297
Vehicles and other equipment	1,532	1,589
Leasehold improvements	754	714
	1,168,941	1,065,600
Accumulated depreciation	(366,650)	(316,687)
Property and equipment, net	$802,291	$748,913
CAM owned aircraft with a carrying value of $296.2 million and $316.4 million that were under leases to external customers as of September 30, 2012 and December 31, 2011, respectively.

The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $4.4 million as of September 30, 2012. Cash flows generated from sales of aircraft and engines totaled $3.5 million for the nine month period ended September 30, 2012.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Unsubordinated term loan	$146,250	$150,000
Revolving credit facility	131,000	106,000
Aircraft loans	65,105	70,754
Promissory note due to DHL, unsecured	15,500	20,150
Total long term obligations	357,855	346,904
Less: current portion	(19,251)	(13,223)
Total long term obligations, net	$338,604	$333,681
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes a term loan of $150 million and a $175 million revolving credit loan, of which the Company has drawn $131.0 million, net of repayments as of September 30, 2012. On July 20, 2012, the Company executed the first amendment to the Senior Credit Agreement (“Credit Amendment”). The Credit Amendment increased the amount available under the revolving credit loan by $50 million to $225.0 million, extended the maturity of the term loan and revolving credit loan to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50.0 million, subject to the lenders' consent.
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.62% and 2.47%, respectively. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement . The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. During the next twelve months, the Company expects to make further draws on the revolving credit loan to fund its fleet expansion plans. As of September 30, 2012, the unused revolving credit facility totaled $83.5 million, net of draws of $131.0 million and outstanding letters of credit of $10.5 million.
The aircraft loans are collateralized by six aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. Interest rates range from 6.74% to 7.36% per annum payable monthly.
The promissory note payable to DHL becomes due in August 2028 as a balloon payment, unless it is extinguished sooner under the terms of the CMI agreement. Beginning April 1, 2010 and extending through the term of the CMI agreement, the balance of the note is amortized ratably without cash payment in exchange for services provided, and thus is expected to be completely amortized by April 2015. The promissory note bears interest at a rate of 5% per annum, and DHL reimburses ABX the interest expense from the note through the term of the CMI agreement.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and total revolving credit facility. The Senior Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt to EBITDA ratio and a fixed charge coverage ratio. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement. The Company is currently in compliance with the financial covenants specified in the Senior

Credit Agreement . The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $50.0 million during any calendar year provided that after giving effect to such expenditure, its total debt to EBITDA ratio is less than two to one. Under the provisions of its promissory note due to DHL, the Company is required to prepay the DHL note in the amount of $0.20 for each dollar of dividend distributed to its stockholders. The same prepayment stipulation applies to stock repurchases.
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
Commitments
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd. ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of September 30, 2012, four such aircraft have completed the modification process, two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration and one Boeing 767-300 aircraft was awaiting modification. If the Company were to cancel the conversion program as of September 30, 2012, it would owe IAI approximately $12.5 million associated with non-recurring engineering efforts, conversion part kits which have been ordered and to complete the modifications.
In October 2010, the Company entered into an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Company has agreements with Precision to convert Boeing 757 passenger aircraft to the combi variant and to standard freighter configuration. The Boeing 757 combi variant will incorporate 10 full cargo pallet positions along with seating for up to 52 passengers. As of September 30, 2012, one Boeing 757 had completed the modification process for standard freighter configuration while one Boeing 757 aircraft was in the freighter conversion process and another one was in the combi conversion process. If the Company were to cancel the conversion programs as of September 30, 2012, it would owe Precision approximately $10.3 million associated with engineering efforts, conversion part kits which have been ordered and to complete the modifications.
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
On December 2, 2011, the parties agreed to settle this matter at a conference presided over by the Court. The settlement calls for ABX to pay to the plaintiffs a monetary amount, which management believes to be less than it would have cost for ABX to defend the case at trial. Once the plaintiffs have provided notice to the putative class members of the settlement, the Court will hold a hearing to consider any objections and seek final confirmation of the settlement.
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.5 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX is appealing each of administrative penalties, which appeals are currently pending.
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
Employees Under Collective Bargaining Agreements
As of September 30, 2012, the flight crewmember employees of ABX, ATI and CCIA were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	14.6%
ATI	Airline Pilots Association	8.4%
CCIA	Airline Pilots Association	4.1%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$67	$62	$—	$—	$201	$186
Interest cost	9,272	9,290	95	97	27,816	27,871	285	291
Expected return on plan assets	(9,970)	(9,757)	—	—	(29,910)	(29,271)	—	—
Amortization of prior service cost	—	—	(1,388)	(1,388)	—	—	(4,164)	(4,164)
Amortization of net loss	2,670	675	108	132	8,010	2,025	324	396
Net periodic benefit cost	$1,972	$208	$(1,118)	$(1,097)	$5,916	$625	$(3,354)	$(3,291)
During the three and nine month periods ended September 30, 2012, the Company contributed $18.5 million and $22.2 million to the pension plans. The Company plans to contribute an additional $2.5 million in 2012.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2012 have been estimated utilizing a 38.2% rate based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2012 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. During 2012, management revised the projection of qualified tax deductions for 2012. As a result of anticipated additional tax deductions, management does not expect to utilize the existing loss carryforward assets to offset the federal income tax liability during the next 12 months. Accordingly, as of September 30, 2012, the Company's balance sheet reflects the reclassification of approximately $14 million of deferred tax assets to offset deferred tax liabilities. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes through 2014 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

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
In addition to the interest rate swaps noted above, the Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. As a result, the Company entered into an interest rate swap in July of 2011 having an initial notional value of $75.0 million and a forward start date of December 31, 2011. Under this swap, the Company pays a fixed rate of 2.02% and receives a floating rate that resets quarterly based on LIBOR. The Company did not designate the recent interest rate swap as a hedge for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations.
The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30, 2012		December 31, 2011
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
December 31, 2012	3.105%	$53,125	$(380)	$59,500	$(1,394)
December 31, 2012	3.105%	31,250	(224)	35,000	(820)
May 9, 2016	2.020%	73,125	(3,464)	75,000	(2,810)

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

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,458,037	$5.77	1,514,300	$3.55
Granted	601,647	5.93	555,237	8.72
Converted	(142,200)	8.11	(293,300)	3.14
Expired	—	—	—	—
Forfeited	(88,800)	5.93	(168,200)	4.22
Outstanding at end of period	1,828,684	$5.63	1,608,037	$5.32
Vested	483,284	$4.68	390,037	$4.45
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

For the nine month periods ended September 30, 2012 and 2011, the Company recorded expense of $2.7 million and $2.2 million, respectively, for stock incentive awards. At September 30, 2012, there was $3.4 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2012, none of the awards were convertible, 483,284 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 2,175,234 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2014.

NOTE L—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2012	2011	2012	2011
Earnings (loss) from continuing operations	$11,556	$(4,826)	$29,437	$10,335
Weighted-average shares outstanding for basic earnings per share	63,456	63,334	63,439	63,267
Common equivalent shares:
Effect of stock-based compensation awards	1,211	—	1,039	811
Weighted-average shares outstanding assuming dilution	64,667	63,334	64,478	64,078
Basic earnings (loss) per share from continuing operations	$0.18	$(0.08)	$0.46	$0.16
Diluted earnings (loss) per share from continuing operations	$0.18	$(0.08)	$0.46	$0.16
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 77,000 and 214,000 at September 30, 2012 and 2011, respectively.

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

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues:
CAM	$39,155	$37,045	$115,073	$101,935
ACMI Services	123,317	163,036	358,142	474,450
All other	26,773	26,335	81,876	77,242
Eliminate inter-segment revenues	(35,419)	(30,936)	(102,205)	(89,959)
Total	$153,826	$195,480	$452,886	$563,668
Customer revenues:
CAM	$18,638	$17,815	$56,663	$47,710
ACMI Services	122,526	162,921	357,110	473,952
All other	12,662	14,744	39,113	42,006
Total	$153,826	$195,480	$452,886	$563,668
Depreciation and amortization expense:
CAM	$15,187	$14,320	$44,288	$40,246
ACMI Services	5,685	8,259	18,244	28,660
All other	185	37	339	(41)
Total	$21,057	$22,616	$62,871	$68,865
Impairment Charges
CAM - aircraft impairment	$—	$6,761	$—	$6,761
ACMI Services - aircraft impairment	—	15,304	—	15,304
ACMI Services - customer relationship impairment	—	2,282	—	2,282
ACMI Services - goodwill impairment	—	2,797	—	2,797
Total	$—	$27,144	$—	$27,144
Segment earnings (loss):
CAM	$17,334	$9,395	$50,819	$36,495
ACMI Services	(1,746)	(17,625)	(11,543)	(15,575)
All other	3,373	3,672	8,602	7,001
Net unallocated interest expense	(296)	(227)	(961)	(2,017)
Net gain (loss) on derivative instruments	294	(1,881)	956	(5,437)
Write-off of unamortized debt issuance costs	—	—	—	(2,886)
Pre-tax earnings (loss) from continuing operations	$18,959	$(6,666)	$47,873	$17,581

The Company's assets are presented below by segment (in thousands):

	September 30,	December 31,
	2012	2011
Assets:
CAM	$798,035	$760,588
ACMI Services	157,010	137,640
All other	70,460	95,491
Total	$1,025,505	$993,719
Interest expense of $0.2 million and $0.7 million for the three and nine month periods ending September 30, 2012, respectively, compared to $0.3 million and $0.9 million for the corresponding periods in 2011, respectively, was included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $3.1 million and $9.1 million for the three and nine month periods ending September 30, 2012, respectively, compared to $2.8 million and $7.9 million for the corresponding periods of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

BACKGROUND
The Company provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, it offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers. The Company's principal subsidiaries include three independently certificated airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, Inc. (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”).
At September 30, 2012, the Company’s subsidiaries owned 53 aircraft in serviceable condition consisting of 21 Boeing 767-200 standard freighter aircraft leased to external customers and 32 freighter aircraft operated by the Company's airlines. The 32 freighter aircraft operated by the Company's airlines consisted of 15 Boeing 767-200, four Boeing 767-300, three Boeing 757, four Boeing 727, two McDonnell Douglas DC-8 freighter aircraft and four McDonnell Douglas DC-8 "combi" aircraft. The combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. The Company's subsidiaries also leased four Boeing 767-200 freighter aircraft and two Boeing 767-300 freighter aircraft as of September 30, 2012. Additionally, as of September 30, 2012, the Company had three Boeing 767-300 aircraft undergoing freighter modification, one Boeing 757 aircraft undergoing freighter modification and one Boeing 757 aircraft undergoing combi modification.
The Company has two reportable segments: ACMI Services, which primarily includes the cargo transportation operations of its three airlines and the CAM segment, which includes the Company's aircraft leasing business. The Company's other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance, aircraft parts sales, ground equipment leasing and mail handling services. These operations do not constitute reportable segments due to their size.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 53% and 35% of the Company's consolidated revenues for the nine month periods ending September 30, 2012 and 2011, respectively. The Company has had long term contracts with DHL since August of 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. Additionally, the Company's airlines are providing eight other Boeing 767 aircraft, four Boeing 727 aircraft and one Boeing 757 aircraft to DHL under other contracts having durations of one year or less, and two Boeing 757 aircraft under multi-year contracts.
The U.S. Military comprised 16% and 12% of the Company's consolidated revenues for the nine month periods ended September 30, 2012 and 2011, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), which is organized under the U.S. Military. ATI contracts its unique fleet of McDonnell Douglas DC-8 combi aircraft to the AMC.
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
The Company ceased providing services to BAX/Schenker as of the end of 2011. The Company's revenues from the services performed for BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift, were $52.4 million and $168.7 million for the three and nine month periods ended September 30, 2011, respectively. The Company's revenues from BAX/Schenker comprised approximately 27% and 30% of the Company's total revenues during the three and nine month periods ended September 30, 2011, respectively, (16% and 17% of total revenues excluding directly reimbursable revenues).

RESULTS OF OPERATIONS
Summary
The consolidated net earnings from continuing operations were $11.6 million and $29.4 million for the three and nine month periods ended September 30, 2012, respectively, compared to a $4.8 million loss and earnings of $10.3 million for the corresponding periods of 2011. Pre-tax earnings from continuing operations were $19.0 million and $47.9 million for the three and nine month periods ended September 30, 2012, respectively, compared to a $6.7 million loss and earnings of $17.6 million for the corresponding periods of 2011.
Earnings during the first nine months of 2011 were impacted by pre-tax charges of $27.1 million for asset impairments and $6.8 million stemming from the refinancing of the Company's former credit agreement. The impairment charges of $27.1 million related to the discontinuation of the BAX/Schenker North American network in 2011. After removing the impairment charges, the charges related to debt refinancing and the effects of interest rate derivatives, adjusted pre-tax earnings from continuing operations, a non-GAAP measure, were $18.7 million and $46.9 million for the three and nine month periods ended September 30, 2012, respectively, compared to $22.4 million and $53.0 million for the corresponding periods of 2011. (A definition and reconciliation of adjusted pre-tax earnings is shown below.) Adjusted pre-tax earnings from continuing operations during the three and nine month periods ending September 30, 2012 compared to the corresponding periods of 2011, while bolstered by additional external aircraft leases and increased operations for the Company's Boeing 767 and Boeing 757 aircraft, were negatively impacted by the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Total customer revenues from continuing operations decreased by $41.7 million to $153.8 million during the third quarter of 2012 and by $110.8 million to $452.9 million for the first nine months of 2012 compared to the corresponding periods of 2011. The declines reflect $52.4 million and $168.7 million of revenues during the three and nine month periods ending September 30, 2011, respectively, from services for the BAX/Schenker air network which was discontinued. Revenues from reimbursed fuel and other reimbursed operating expenses declined $23.6 million and $80.3 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. These declines were also primarily due to the discontinuation of the BAX/Schenker air network. Excluding directly reimbursed revenues, customer revenues decreased by $18.0 million and $30.4 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. Revenue growth during 2012, driven by additional external aircraft leases by CAM and additional Boeing 767 and Boeing 757 aircraft operations by ACMI Services, was offset by the revenue decline from the discontinuation of the BAX/Schenker air network.
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
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2012	2011	2012	2011
Revenues from Continuing Operations:
CAM	$39,155	$37,045	$115,073	$101,935
ACMI Services
Airline services	102,863	118,936	300,466	336,436
Reimbursable	20,454	44,100	57,676	138,014
Total ACMI Services	123,317	163,036	358,142	474,450
Other Activities	26,773	26,335	81,876	77,242
Total Revenues	189,245	226,416	555,091	653,627
Eliminate internal revenues	(35,419)	(30,936)	(102,205)	(89,959)
Customer Revenues	$153,826	$195,480	$452,886	$563,668

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense and impairment charges	$17,334	$9,395	$50,819	$36,495
ACMI Services
Airline services	(1,746)	2,758	(11,543)	4,808
Asset impairment charges	—	(20,383)	—	(20,383)
Total ACMI Services	(1,746)	(17,625)	(11,543)	(15,575)
Other Activities	3,373	3,672	8,602	7,001
Net unallocated interest expense	(296)	(227)	(961)	(2,017)
Net gain (loss) on derivative instruments	294	(1,881)	956	(5,437)
Write-off of unamortized debt issuance costs	—	—	—	(2,886)
Pre-Tax Earnings (Loss) from Continuing Operations	18,959	(6,666)	47,873	17,581
Less Net (gain) loss on derivative instruments	(294)	1,881	(956)	5,437
Add Write-off of unamortized debt issuance costs	—	—	—	2,886
Add asset impairment charges	—	27,144	—	27,144
Adjusted Pre-Tax Earnings	$18,665	$22,359	$46,917	$53,048
Reimbursable revenues include certain operating costs that are reimbursed to the airlines by their customers. Such costs include fuel used, landing fees and certain aircraft maintenance expenses. The types of costs that are reimbursed varies by customer operating agreement.
Adjusted pre-tax earnings, a non-GAAP measure, is pre-tax earnings excluding asset impairment charges, interest rate derivative gains and losses and the write-off of debt issuance costs. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
CAM
Through the CAM subsidiary, the Company offers aircraft leasing to external customers and leases aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of September 30, 2012, CAM had 53 aircraft in service condition, 32 of them leased internally to the Company's airlines. CAM's revenues grew $2.1 million and $13.1 million for the three and nine months periods ended September 30, 2012, respectively, compared to the corresponding periods of 2011, as a result of additional aircraft leases. Since September 30, 2011, CAM has completed the modification from passenger to freighter of two Boeing 767-200 aircraft, two Boeing 767-300 aircraft and one Boeing 757 aircraft, and placed those aircraft under leases with internal customers.

Revenues from external customers accounted for $0.8 million and $9.0 million of the increased revenue for the three and nine month periods ended September 30, 2012, respectively, driven by five additional aircraft leases placed with external customers since the beginning of 2011. CAM's revenues from internal leases of Boeing 727 and DC-8 freighter aircraft for the three and nine month periods ended September 30, 2012 declined $3.8 million and $13.9 million, respectively, compared to the corresponding periods of 2011 due to the retirement of Boeing 727 and DC-8 aircraft previously operated for BAX/Schenker, but the decline was more than offset by additional Boeing 767 and 757 aircraft leases.
CAM's pre-tax earnings, inclusive of an interest expense allocation, increased $7.9 million and $14.3 million for the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. During the third quarter of 2011, the Company recorded aircraft impairment charges of $6.8 million related to the BAX/Schenker operations. Excluding the $6.8 million impairment in 2011, improved earnings reflected five additional Boeing 767 and 757 aircraft under lease since September 30, 2011. CAM's pre-tax earnings for 2012 does not reflect $1.0 million of unpaid rents related to a Boeing 767 aircraft under lease with a regional airline. Management expects the regional airline to return the two Boeing 767 aircraft which it leases, during the fourth quarter of 2012.
During 2012, CAM completed the modification from passenger to freighter configuration of one Boeing 767-200 and two Boeing 767-300 aircraft and leased those aircraft internally to a Company airline. CAM has five other passenger Boeing 767-300 and 757-200 aircraft, as discussed further below, that are being modified for future deployment.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, such as landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of September 30, 2012, ACMI Services included 51 in-service aircraft, including 32 leased internally from CAM, six leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
Revenues from ACMI Services decreased 24% and 25% during the three and nine months periods ended September 30, 2012, respectively, compared to corresponding periods of 2011 as a result of the discontinuation of services for BAX/Schenker's North American air network. Since June 30, 2011, ACMI Services has retired seven Boeing 727 and eight DC-8 freighter aircraft in response to the discontinuation of BAX/Schenker's North American air network in 2011. During the three and nine month periods ended September 30, 2011, ACMI Services revenues included $28.1 million and $94.6 million, respectively, for the reimbursement of fuel and other operating expenses for the BAX/Schenker air network. Airline services revenues, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined 14% and 11%, due to the loss of BAX/Schenker revenues of $24.2 million and $73.8 million during the three and nine month periods ended September 30, 2011, respectively.
Revenue declines from BAX/Schenker were offset by revenues from additional Boeing 767 and Boeing 757 aircraft added to the ACMI Services fleet since September 2011. Since September 30, 2011, ACMI Services has added two Boeing 767-200, two Boeing 767-300 and one Boeing 757 aircraft into the operating fleet. Airline services revenues, excluding those from BAX/Schenker, increased $8.1 million and $37.8 million during the three and nine month periods ended September 30, 2012, respectively, compared to the corresponding periods of 2011, driven by these additional Boeing 767 and 757 aircraft. Aircraft block hours flown for customers other than BAX/Schenker increased 6% and 12% during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011.
ACMI Services incurred pre-tax losses of $1.7 million and $11.5 million for airline services during the three and nine month periods ending September 30, 2012, respectively, compared to pre-tax earnings of $2.8 million and $4.8 million for the corresponding periods of 2011. Operating results during 2012 were negatively impacted by delays in placing aircraft into revenue service, the discontinuation of BAX/Schenker's North American air network, the cost of training flight crew members for the Boeing 767 aircraft, increased pension expenses and higher engine maintenance expenses. During 2012, ABX added three Boeing 767-300 aircraft into its in-service fleet. Delays in placing two of the recently deployed Boeing 767-300 aircraft into incremental revenue service adversely impacted operating results during 2012. While ATI and CCIA have reduced the number of crewmembers and other employees in the ACMI Services segment due to the termination of the BAX/Schenker network, salaries and benefits expenses during 2012, have included the cost of training senior, former DC-8 crewmembers for the Boeing 767 aircraft and paying crews in advance of revenue service.
To further streamline the operations impacted by the loss of the BAX/Schenker business, we are in the process of merging the airline operations of ATI and CCIA and expect to complete the merger near the beginning of 2013. In September 2012, ATI and CCIA flight crewmembers, as represented by the Air Line Pilots Association International ("ALPA") ratified a collective bargaining agreement which allows for an integrated seniority list. The airlines and ALPA intend to complete the integration of the seniority lists by the end of 2012.
Revenues for ACMI Services depends on a number of key factors including regulatory approvals, the cost competitiveness of the airlines, aircraft reliability, market preferences for the type of aircraft that we operate and general economic conditions. Weak economic conditions may continue to slow the pace by which we deploy aircraft into incremental revenue operations and could reduce the services we currently provide to customers. If necessary, we may further reduce staff levels to match with customer demand and aircraft utilization levels, however the degree and timeliness of such cost reductions may not coincide with the revenue reductions. Additionally, new agreements typically involve start-up expenses, including those for crewmember training, proving flights, route authorities, overfly rights, travel and other activities, however, revenue-generating services usually begin sometime later.
ATI currently operates four DC-8 combi aircraft for the U.S. Military. In July 2012, the AMC notified ATI that it was awarded a two-year agreement to continue the combi aircraft flights through September of 2014. ATI intends to service the award with its DC-8 combi aircraft and phase-in more modern Boeing 757 combi aircraft starting near the end of 2012, replacing the DC-8 combi aircraft in conjunction with the U.S. Military's preference.
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
External customer revenues from all other activities were $12.7 million and $39.1 million for the three and nine month periods ending September 30, 2012, respectively, compared to $14.7 million and $42.0 million for the three and nine month periods ending September 30, 2011.
The pre-tax earnings from other activities were $3.4 million and $8.6 million for the three and nine month periods ending September 30, 2012, respectively. Pre-tax earnings from other activities decreased $0.3 million and increased$1.6 million for the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. Lower pre-tax results for the three months ended September 30, 2012 reflect the timing of completion for maintenance projects. Improved results for the first nine months of 2012 primarily reflect process streamlining initiatives at the sorting facilities and higher aircraft maintenance revenues. The Company's contracts with the USPS generated $15.6 million of revenue during the first nine months of 2012. The contracts for three of the USPS facilities were recently renewed with similar economic terms through September of 2014.
Discontinued Operations
Pre-tax losses related to the former hub services operations were $0.9 million for the first nine months of 2012 compared to $0.1 million during the first nine months of 2011. The results of discontinued operations primarily contain pension expense for former employees that supported sorting operations under a hub services agreement with DHL, and expenses for certain legal matters associated with those former sorting operations.

Fleet Summary 2012
The Company’s aircraft fleet is summarized below as of September 30, 2012 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	15	21	36
Boeing 767-300	4	—	4
Boeing 757	3	—	3
Boeing 727	4	—	4
DC-8	6	—	6
Total	32	21	53
Carrying value			$637,826
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	2	—	2
Total	6	—	6
Carrying value			$887
Aircraft for freighter and combi modification
Boeing 767-300	—	3	3
Boeing 757	—	2	2
Total	—	5	5
Carrying value			$102,512
As of September 30, 2012, ACMI Services leased 32 of its in-service aircraft internally from CAM. As of September 30, 2012, 13 of CAM's 21 Boeing 767-200 aircraft shown above were leased to DHL and operated by ABX, while CAM leased eight other Boeing 767-200 aircraft to external airlines.
Aircraft fleet activity during the first nine months of 2012 is summarized below:
- CAM completed the freighter modification of one Boeing 767-200 aircraft and leased the aircraft internally to an airline affiliate.
- We removed one DC-8 aircraft from the in-service fleet as a result of BAX/Schenker's discontinuation of its North American air network and diminished demand for these aircraft types.
- CAM's Boeing 767-200 passenger aircraft was placed in temporary storage when its airframe maintenance cycle expired. The aircraft will remain in storage until it enters the freighter modification process or is prepped for service.
- ABX began to lease a Boeing 767-300 aircraft from an external lessor.
- CAM completed the freighter modification of two Boeing 767-300 aircraft and leased the aircraft internally to an airline affiliate.
- CAM purchased two Boeing 767-300 passenger aircraft for modification into standard freighter aircraft.
We expect to complete the modification of one Boeing 767-300 aircraft from passenger to freighter configuration in the fourth quarter of 2012 and the modification of two Boeing 767-300 aircraft from passenger to freighter configuration in 2013. We expect to complete the modification of one Boeing 757 passenger aircraft into a standard freighter configuration during the fourth quarter of 2012 and one Boeing 757 passenger aircraft into a combi configuration near the beginning of 2013.

As of September 30, 2012, ACMI Services included four Boeing 727 aircraft having a carrying value of $0.3 million which were in DHL's U.S. network. These aircraft will be removed from service through March of 2013 as their current airframe maintenance time expires.
As of September 30, 2012, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $4.4 million available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.
Expenses from Continuing Operations
Salaries, wages and benefits expense decreased by $4.7 million during both the three and nine month periods ending September 30, 2012 when compared to the corresponding periods of 2011. Reductions in the number of Boeing 727 and DC-8 crew members since September 30, 2011 were partially offset by costs of additional crewmembers for the expanded number of Boeing 767 aircraft operated by the Company and by increased pension expense compared to 2011. Pension expense for continuing operations increased $1.4 million and $4.3 million during the three and nine month periods ended September 30, 2012, respectively, when compared to the corresponding periods of 2011 due to the affects of lower discount rates used to actuarially calculate the Company's annual pension expense.
Fuel expense decreased by $29.8 million and $90.2 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. The decrease occurred in conjunction with BAX/Schenker's discontinuation of its North American air network in the fourth quarter of 2011. During 2011, while under contract with BAX/Schenker, ATI provided aviation fuel for the BAX/Schenker air network and was reimbursed by BAX/Schenker for the costs of fuel. The Company is no longer incurring aviation fuel expenses or recording a related reimbursable revenue for the BAX/Schenker network. Fuel expense during 2012 primarily reflects the costs of fuel to operate U.S. Military charters, position aircraft for service and for maintenance purposes.
Maintenance, materials and repairs expense increased by $3.0 million and $7.7 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. During the first nine months of 2012, maintenance expense reductions stemming from the discontinuation of Boeing 727 aircraft and DC-8 freighter aircraft since the fourth quarter of 2011 were offset by higher maintenance expenses to support the larger fleet of Boeing 767 and 757 aircraft.
Depreciation and amortization expense decreased by $1.6 million and $6.0 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. The decline in depreciation expense reflects the removal of three Boeing 727 aircraft and seven DC-8 freighter aircraft from service which was offset by incremental depreciation expense for four Boeing 767 aircraft and one Boeing 757 aircraft added to the fleet since September 2011. The Boeing 727 aircraft and DC-8 freighter aircraft were removed from service in conjunction with BAX/Schenker's discontinuation of its North American air network in the fourth quarter of 2011.
Travel expense decreased by $2.0 million and $3.6 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. The decrease is a result of the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Rent expense increased by $0.9 million and $1.8 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. Rent expense increased primarily due to the lease of an additional Boeing 767-300 aircraft beginning in May of 2012. Rent expense was not significantly affected by the discontinuation of the BAX/Schenker North American air network because the Company did not lease the aircraft used in that network.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $1.8 million and $6.3 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. The decrease during 2012 reflects the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Insurance expense decreased by $0.8 million and $1.7 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011, primarily due to the reduction in Boeing 727 and DC-8 aircraft during the fourth quarter of 2011 and the first quarter of 2012.

Other operating expenses include professional fees, navigational services, employee training, utilities, and the cost of parts sold to customers. Other operating expenses decreased by $1.6 million and $1.6 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. During 2012, increased expenses for international aircraft operations were offset by lower costs stemming from the discontinuation of the BAX/Schenker North American air network.
Interest expense increased by $0.4 million and decreased by $0.1 million during the three and nine month periods ending September 30, 2012, respectively, compared to the corresponding periods of 2011. Interest expense was higher for the three months ending September 30, 2012 compared to the corresponding 2011 period primarily due to an increase in the amount of borrowings under the revolving credit loan and an increase in the interest rates. The decline in interest expense for the first nine months of 2012 compared to 2011 reflects the payoff of an aircraft loan in 2011 and an increase in capitalized interest for the aircraft undergoing freighter modification. Interest rates on the Company’s variable interest, unsubordinated term loan increased to 2.62% at September 30, 2012 from 2.34% at September 30, 2011. We expect interest expense to increase during the remainder of 2012 due to a higher level of debt which is being used to expand the Company's aircraft fleet.
During the three and nine month periods ending September 30, 2012, the Company recorded pre-tax net gains on derivatives of $0.3 million and $1.0 million, respectively, reflecting the impact of higher market interest rates since December 31, 2011 on the interest rate swaps held by the Company at September 30, 2012.
In 2011, the Company executed a new credit facility replacing its previous credit agreement. During the first nine months of 2011, the Company wrote off $2.9 million of unamortized debt issuance costs associated with the former credit agreement. During the first nine months of 2011, in conjunction with the termination of the former credit agreement, the Company terminated its hedge accounting of interest rate swaps related to the former term loan, which resulted in the recognition of $3.9 million of pre-tax losses which had previously been reflected in other comprehensive income.
Income tax expenses recorded through September 30, 2012, have been estimated based on year-to-date income and projected results for the full year, excluding discrete items. The effective tax rate for the full year 2012 is projected to be approximately 38.2%. The effective tax rate from continuing operations for the three and nine month periods ended September 30, 2012 was 39.0% and 38.5%, respectively, compared to 27.6% and 41.2% for the corresponding periods in 2011. The effective tax rate for continuing operations in 2011 was affected by impairment charges that are not deductible for federal income tax purposes. The Company's effective tax rate for continuing operations was approximately 37% for the three and nine month periods ended September 30, 2011 after adjusting for $2.8 million of non-deductible impairment charges. The effective income tax rate increased for 2012 due to having more earnings in certain taxing districts with higher tax rates when compared to 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $87.0 million for the first nine months of 2012 compared to $106.9 million for the first nine months of 2011. Cash flows generated from operating activities decreased $19.9 million for the first nine months of 2012 compared to 2011 due to $9.2 million of additional pension contributions in 2012 and payments to vendors associated with the wind-down of the BAX/Schenker operations, partially offset by customer collections.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $108.3 million in the first nine months of 2012 compared to $162.6 million in the first nine months of 2011. Capital expenditures in 2012 included $93.9 million for the acquisition of two Boeing 767-300 aircraft, aircraft engines and the modification of aircraft, $8.1 million for required heavy maintenance and $6.3 million for other equipment costs. Capital expenditures for the first nine months of 2011 included $138.9 million for the acquisition and modification of aircraft, $20.8 million for required heavy maintenance and $2.9 million for other equipment costs. Capital expenditures for required heavy maintenance declined during 2012 compared to 2011 due to the retirement of Boeing 727 and DC-8 aircraft.
Proceeds of $3.5 million were received during the first nine months of 2012 for the sale of aircraft engines and parts.

Net cash provided by financing activities was $15.6 million in the first nine months of 2012 compared to $35.7 million used in the corresponding period in 2011. During the first nine months of 2012, we drew $25.0 million from the revolver under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $9.4 million. Additionally, $4.7 million of the principal balance of the DHL promissory note was extinguished during the first nine months of 2012, pursuant to the CMI agreement with DHL.
Commitments
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd. ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of September 30, 2012, four such aircraft have completed the modification process, two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration and one Boeing 767-300 aircraft was awaiting modification. If the Company were to cancel the conversion program as of September 30, 2012, it would owe IAI approximately $12.5 million associated with non-recurring engineering efforts, conversion part kits which have been ordered and to complete the modifications.
In October 2010, the Company entered into an agreement with Precision Conversions, LLC (“Precision”) for the design, engineering and certification of a Boeing 757 "combi" aircraft variant. The Company has agreements with Precision to convert Boeing 757 passenger aircraft to the combi variant and to standard freighter configuration. The Boeing 757 combi variant will incorporate 10 full cargo pallet positions along with seating for up to 52 passengers. As of September 30, 2012, one Boeing 757 had completed the modification process for standard freighter configuration while one Boeing 757 aircraft was in the freighter conversion process and another was in the combi conversion process. If the Company were to cancel the conversion programs as of September 30, 2012, it would owe Precision approximately $10.3 million associated with engineering efforts, conversion part kits which have been ordered and to complete the modifications.
We estimate that total capital expenditures for 2012 will total approximately $145 million primarily for aircraft acquisitions and related modification costs involving Boeing 767-300 and Boeing 757 aircraft. Actual capital spending for any future period will be impacted by the progress in the aircraft modification process. We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flow and the Senior Credit Agreement.
Liquidity
The Company's Senior Credit Agreement with a consortium of banks includes a fully drawn term loan of $150 million and a revolving credit facility, of which the Company has drawn $131 million, net of repayments as of September 30, 2012. The Company intends to make further draws on the revolving loan to fund its fleet expansion plans. On July 20, 2012, the Company executed the first amendment to the Senior Credit Amendment ("Credit Amendment"). The Credit Amendment increased the amount available under the revolving credit loan by $50 million to $225 million, extended the maturity of the term loan and revolving credit loan to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50 million, subject to the lenders' consent. If the Company exercises the accordion feature, the same terms and conditions of the Senior Credit Agreement would apply to the accordion feature and additional collateral would need to be posted to maintain the 150% collateral coverage requirement. The additional debt may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and revolving loan bear a variable interest rate of 2.62% and 2.47%, respectively. The Credit Amendment did not effect the EBITDA based pricing or covenants of the Senior Credit Agreement.
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

At September 30, 2012, the Company had approximately $28.2 million of cash balances. The Company had $83.5 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $10.5 million. The Company also expects to have available the $50 million accordion feature noted above. As specified under the terms of ABX's CMI agreement with DHL, the $15.5 million balance at September 30, 2012 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012 and 2011, we were not involved in any material unconsolidated SPE transactions.
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
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," ("ASU 2012-02"). ASU 2012-02 is a revised standard which provides entities with the option to first use an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If a conclusion is reached that the indefinite-lived intangible asset fair value is not more likely than not below carrying value, no further impairment testing is necessary. This revised guidance applies to fiscal years beginning after September 15, 2012, and the related interim and annual goodwill impairment tests. The Company does not believe this standard will have a material impact on the condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
On December 2, 2011, the parties agreed to settle this matter at a conference presided over by the Court. The settlement calls for ABX to pay to the plaintiffs a monetary amount, which management believes to be less than it would have cost for ABX to defend the case at trial. Once the plaintiffs have provided notice to the putative class members of the settlement, the Court will hold a hearing to consider any objections and seek final confirmation of the settlement.
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.5 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX is appealing each of administrative penalties, which appeals are currently pending.
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
The Company intends to complete the merger of the airline operations of ATI and CCIA near the beginning of 2013 with the approval of the DOT and FAA. The merger of ATI and CCIA's operations could result in restructuring costs, contract termination costs and asset impairment charges in future periods. The execution of the merger plan could be delayed due to regulatory requirements or business reasons, which could increase expected costs and have an adverse effect on future operating results.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or are incorporated in, the Quarterly Report on Form 10-Q:

4	Second Amendment to Preferred Stock Rights Agreement, dated as of June 11, 2012. (1)

10.1	Amendment to Confidentiality and Standstill Agreement, dated as of June 11, 2012, between Air Transport Services Group, Inc. and Red Mountain Capital Partners LLC. (1)

10.2
Form of amended and restated change-in-control agreement adopted and authorized by the Board of Directors of Air Transport Services Group, Inc., to be offered to the Company's executive officers, including the named executive officers, that are currently a party to a change-in-control agreement (2).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2012.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	November 8, 2012

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 8, 2012	and Principal Accounting Officer)