Form 10-K
period 2012-12-31
Air Transport Services Group, Inc.
filed 2013-03-04
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $275,383,113. As of March 4, 2013, 64,130,056 shares of the registrant’s common stock, par value $0.01, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 10, 2013 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS
Statements contained in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors” starting on page 10 and in “Results of Operations” starting on page 22.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
General Development of Business
Air Transport Services Group, Inc. (“ATSG”), provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers. (When the context requires, we may use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.) Our services are summarized below:
Aircraft leasing: The Company's aircraft leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), services global demand for medium range and medium capacity airlift by offering Boeing 767 and 757 aircraft leases. CAM is able to provide competitive lease rates by monitoring the related passenger aircraft sale markets, acquiring passenger aircraft based on projected into-service costs and rate of return targets, then managing the modification of passenger aircraft into freighters. As the result, the converted freighters can be deployed into regional markets more economically than larger capacity aircraft or competing alternatives. CAM leases cargo aircraft internally to ATSG airlines, and to external customers, typically under multi-year agreements.
ACMI Services: The Company's airlines provide Boeing 767 and Boeing 757 freighter aircraft and McDonnell Douglas DC-8 "combi" aircraft (which are capable of carrying passengers and cargo containers on the main flight deck), typically under contracts supplying a combination of aircraft, crews and maintenance services for customers. Our airlines are ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”), and Capital Cargo International Airlines, Inc. (“CCIA”), each independently certificated by the U.S. Department of Transportation.
Support services: We offer a range of complementary solutions to shippers, freight forwarders and other airlines that provides us with a competitive advantage for growth and diversification. Customers who lease our aircraft typically need related services, such as scheduled aircraft maintenance, line maintenance and crew training which our subsidiaries can provide. Our businesses and subsidiaries providing support services are summarized below.

•	ABX provides flight crew training, flight simulator rental and aircraft maintenance services;

•	Airborne Maintenance and Engineering Services, Inc. (“AMES”), an aircraft maintenance, repair and overhaul business;

•	AMES Material Services, Inc. ("AMS"), reseller and broker of aircraft parts;

•	LGSTX Services, Inc. (“LGSTX”), provides facility maintenance and ground equipment rentals for aircraft support;

•	LGSTX Distribution Services, Inc. ("LDS"), operates mail sorting centers for the U.S Postal Service ("USPS");

•	Global Flight Source ("GFS"), provides aircraft dispatch and flight tracking services.
Customer revenues for 2012 are summarized as follows (in thousands):

	ACMI Services	Aircraft leasing	Support services

External revenue (in thousands)	$477,722	$74,599	$55,117
Subsidiaries	ABX, ATI, CCIA	CAM	ABX, AMES, AMS, GFS, LDS, LGSTX

Airborne Global Solutions, Inc. ("AGS") is a subsidiary that assists our businesses in achieving their sales and marketing plans. AGS provides sales leads to our subsidiaries by identifying customers' business and operational requirements and leveraging the capabilities of our subsidiaries and other third party service providers to develop a customized air cargo solution that meets their customers' needs.

ATSG is incorporated in Delaware and its headquarters is in Wilmington, Ohio. The Company's common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG. ATSG was formed on December 31, 2007, from the reorganization of ABX for the purpose of creating a holding company structure. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne and became an independent publicly traded company, in conjunction with the acquisition of Airborne by an indirect wholly-owned subsidiary of DHL Worldwide Express, B.V. ATSG acquired CAM, ATI and CCIA on December 31, 2007. ATI, based in Little Rock, Arkansas, began operations in 1979 and was an affiliate of BAX Global, Inc. (“BAX/Schenker”) prior to 2006. ATI operates McDonnell Douglas DC-8 and Boeing 767 aircraft and provides airlift to the U.S. Military, DHL and various other customers. CCIA obtained its airline operating certificate in 1996 and operates Boeing 757 aircraft, primarily providing air freight transportation for DHL.
Description of Business
The Company has two reportable segments,“ACMI Services" and "CAM." Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment - ACMI Services. The Company’s other business operations, including aircraft maintenance and modification services, aircraft part sales, equipment leasing and maintenance and mail handling for the USPS do not constitute reportable segments due to their size. Financial information about our segments and geographical revenues is presented in Note N to the accompanying consolidated financial statements.
DHL Network Operations (USA), Inc. and its affiliates (individually and collectively, "DHL"), is the Company's largest customer, totaling 53% of the Company's consolidated revenues in 2012, while the U.S. Military comprised 16% of the Company's consolidated revenues in 2012. During 2011, BAX/Schenker totaled 26% of the Company's consolidated revenues. However, on July 22, 2011, BAX/Schenker announced its decision to phase out its dedicated air cargo network in North America, which was supported by the Company through 2011. Instead of a dedicated aircraft network, BAX/Schenker began to utilize DHL and other delivery services for its air transportation delivery requirements. We provided limited airlift directly to BAX/Schenker through the peak delivery season, until late December 2011. Beginning in January 2012, the Company contracted with DHL to supplement DHL's U.S. air network to service BAX/Schenker's freight volumes on DHL's expanded air network.
CAM
CAM’s fleet of 48 serviceable aircraft as of December 31, 2012, consists of Boeing 767, Boeing 757 and McDonnell Douglas DC-8 aircraft. A list of the Company's aircraft is included in Item 2, Properties.
CAM leases aircraft to ATSG airlines and to external customers, including DHL, usually under multi-year contracts with a schedule of fixed monthly payments. Under a typical lease arrangement, the customer maintains the aircraft in serviceable condition at its own cost. At the end of the lease term, the customer is typically required to return the aircraft in approximately the same maintenance condition as it was in at the inception of the lease, as measured by airframe and engine time, until the next scheduled maintenance event. CAM examines the credit worthiness of potential customers, their short and long term growth prospects, their financial condition and backing, the experience of their management and the impact of governmental regulation when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease.
Through CAM, we have expanded in recent years the Company's combined fleet of Boeing 767 and 757 aircraft and retired less efficient Boeing 727 and McDonnell Douglas DC-8 freighter aircraft. CAM anticipates demand for cargo airlift based on input from customers, the volume of bids requested by the U.S. Military, management's interface with customer planning personnel and aircraft utilization trends. During 2013, we expect to complete the modification and certification of seven more aircraft and place them into service. Information about the Company's open commitments for aircraft expenditures is included in Note G to the accompanying consolidated financial statements.
ACMI Services
Through the Company's three airline subsidiaries, we provide airline operations to DHL, other airlines, freight forwarders and the U.S. Military. A typical operating agreement requires the ATSG airline to supply, at a specific rate per block hour and/or per month, the aircraft, crew, maintenance and insurance ("ACMI") for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. However, some charter agreements, including with the U.S. Military, require the airline to provide full service, including fuel and other operating expenses, in addition to aircraft, crew, maintenance and insurance for a fixed, all-inclusive price.
Demand for air cargo services correlates closely with general economic conditions and the level of commercial activity in a geographic area. Stronger general economic conditions and growth in a region typically increase the need for product transportation. Historically, the cargo industry has experienced higher volumes during the fourth calendar quarter of each year due to increased shipments during the holiday season. Generally, time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery, while higher costs of aviation fuel generally reduces the demand for air delivery services. When aviation fuel prices increase, shippers will consider using ground transportation if the delivery time allows.
The Company, through ABX, has had long term contracts with DHL since August 15, 2003. Beginning in August 2003, ABX operated primarily under two commercial agreements with DHL; an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) and a hub services agreement (“Hub Services agreement”), both of which had become effective in conjunction with DHL's acquisition of Airborne. Under these agreements, ABX and DHL generally operated under a cost-plus pricing structure. ABX provided staff to conduct package sorting, as well as airport, facilities and equipment maintenance services for DHL under the Hub Services agreement. In 2008, DHL began to restructure its U.S. operations. Pursuant to its restructuring plan, DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased all remaining sort operations for DHL and the Hub Services agreement expired. Additionally, in the third quarter of 2009, DHL assumed the management of aircraft fuel services for its U.S. network that were previously provided by ABX.
ABX continued to provide airlift for DHL’s international delivery services in the U.S. through ABX’s Boeing 767 aircraft under the DHL ACMI agreement until March 2010. At that point, the Company and DHL terminated the DHL ACMI agreement and executed new follow-on agreements. Under the agreements, DHL committed to lease 13 Boeing 767 freighter aircraft from CAM, each for a term of seven years. ABX was separately contracted to operate those aircraft for DHL under a five year crew, maintenance and insurance agreement ("CMI agreement"). As of December 31, 2012, DHL was leasing 13 aircraft from CAM, all of which ABX operates for DHL under the CMI agreement.
ATI provides airlift to the Air Mobility Command ("AMC"), through contracts awarded by the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. ATI contracts its unique fleet of McDonnell Douglas DC-8 "combi" aircraft,which are capable of simultaneously carrying passengers and cargo containers on the main flight deck for the AMC. The USTC awards flights to U.S. certificated airlines through annual contracts. During 2012, USTC awarded ATI three international routes for combi aircraft through September of 2014. These routes are not based on or related to the current conflicts in the Middle East. Additionally, ATI often operates temporary "expansion" routes for the U.S Military using its McDonnell Douglas DC-8 combi and Boeing 767 freighter aircraft.
The Company has limited exposure to fluctuations in the price of aviation fuel under contracts with our customers. DHL, like most of our ACMI customers, procures the aircraft fuel and fueling services necessary for their flights. The charter agreements with the U.S. Military are based on a preset pegged fuel price and include a subsequent true-up to the actual fuel prices.
Aircraft Maintenance and Modification Services
We provide aircraft maintenance and modification services to other airlines through our ABX and AMES subsidiaries. ABX and AMES have technical expertise related to aircraft modifications as a result of ABX’s long history in aviation. They own many Supplemental Type Certificates (“STCs”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component.
AMES operates a Federal Aviation Administration (“FAA”) certificated 145 repair station, in Wilmington, Ohio, including hangars, a component shop and engineering capabilities. AMES is AS9100 quality certified for the aerospace industry. AMES markets its capabilities by identifying aviation-related maintenance and modification opportunities and matching them to its capabilities. AMES’ marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and Boeing 767 aircraft. The flat panel display modernizes aircraft avionics equipment and reduces maintenance costs by combining multiple display units into a single instrumentation panel. AMES has the capability to perform line maintenance and airframe maintenance on McDonnell Douglas DC-9, MD-80, Boeing 767, 757, 737 and 727 aircraft. AMES also has the capability to refurbish airframe components, including approximately 60% of the components for Boeing 767 aircraft.
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
Equipment and Facility Maintenance
LGSTX provides contract maintenance services for aviation ground support equipment and facility services throughout the U.S. LGSTX has a large inventory of ground support equipment, such as power units, airstarts, deicers and pushback vehicles that it rents to airports, airlines and other customers. LGSTX is also licensed to resell aircraft fuel. LGSTX arranges fueling services for customers and can provide fuel for aircraft charter customers.
U.S. Postal Service
Since September 2004, we have provided mail sorting services under contracts with the USPS. Our subsidiary, LDS, manages USPS mail sort centers in Indianapolis, Dallas and Memphis. Under each of these three contracts, we are compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. The contracts for these three USPS facilities were renewed in 2012 with similar economic terms through September 2014. LDS also provides labor for load transfer services to the USPS at two facilities under short term contracts.
Flight Support
ABX is FAA-certificated to offer flight crew training to customers and rent usage of its flight simulators for outside training programs. ABX has three flight simulators in operation. ABX’s Boeing 767 and DC-9 flight simulators are level C certified. The level C flight simulators allow ABX to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft. The DC-8 simulator is level B certified, which allows ABX to qualify flight crewmembers by performing a minimum number of flights in an aircraft.
The Company's GFS business provides aircraft dispatch and flight monitoring to supplemental air carriers.
Discontinued operations
Discontinued operations are a result of DHL's decision in 2008 to restructure its U.S. operations. Pursuant to its restructuring plan, DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased all remaining sort operations for DHL. Additionally, in the third quarter of 2009, DHL assumed management of aircraft fuel services for its U.S. network previously provided by ABX. The results of discontinued operations for 2012 and 2011 primarily reflect pension expense for the former hub employees and costs related to legal claims involving ABX's use of temporary workers in its hub services operation (See Item 3, Legal Proceedings).

Competitive Conditions
Our airline subsidiaries compete with other cargo airlines to place aircraft under ACMI arrangements and charter contracts. Other cargo airlines include Amerijet International, Inc., Atlas Air Worldwide Holdings, Inc., Evergreen International Aviation, Inc., National Air Cargo Group, Inc., Southern Air Inc. and World Airways, Inc. The primary competitive factors in the air cargo industry are price, fuel efficiency, geographic coverage, aircraft range, aircraft reliability and capacity. Cargo airlines also compete for cargo volumes with passenger airlines that have substantial belly cargo capacity. The air cargo industry is capital intensive and highly competitive, especially during periods of excess capacity of aircraft compared to cargo volumes.
The scheduled delivery industry is dominated by integrated door-to-door carriers including DHL, TNT Holdings B.V., the USPS, FedEx Corporation and United Parcel Service, Inc. Although the volume of our business is impacted by competition among these integrated carriers, we do not usually compete directly with them.
Competition for aircraft lease placements is generally affected by aircraft type, aircraft availability and lease rates. We target our leases to cargo airlines and delivery companies seeking medium widebody airlift. The Airbus A300-600 and A330 aircraft can provide capabilities similar to the Boeing 767 for medium widebody airlift.
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
Employees
As of December 31, 2012, the Company had approximately 1,900 employees, including 1,655 full-time employees and 245 part-time employees. The Company employed approximately 460 flight crewmembers, 910 aircraft maintenance technicians and flight support personnel, 265 warehousing, sorting and logistics personnel, 75 employees for airport maintenance and logistics, 20 employees for sales and marketing and 170 employees for administrative functions. On December 31, 2011, the Company had approximately 2,010 employees.

Labor Agreements
The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2012.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	14.3%
ATI	Airline Pilots Association	5/28/2014	5.9%
CCIA	Airline Pilots Association	7/31/2013	4.1%
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
We began to merge the airline operations of ATI and CCIA during 2012. In September 2012, ATI and CCIA flight crewmembers, as represented by the Air Line Pilots Association International ("ALPA") ratified a collective bargaining agreement which allows for an integrated seniority list. The airlines and ALPA completed the integration of the seniority lists by the end of 2012. We expect to complete the merger of ATI and CCIA's airline operations in the first quarter of 2013.

Training
The flight crewmembers are required to be licensed in accordance with Federal Aviation Regulations (“FARs”), with specific ratings for the aircraft type to be flown, and to be medically certified as physically fit to operate aircraft. Licenses and medical certifications are subject to recurrent requirements as set forth in the FARs, to include recurrent training and minimum amounts of recent flying experience.
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
Information Systems
The Company has invested significant management and financial resources in the development of information systems to facilitate flight and maintenance operations. We utilize systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using the systems, we track and control inventories and costs associated with each maintenance task, including the personnel performing those tasks. In addition, the Company’s flight operations systems coordinate flight schedules and crew schedules. We have developed and procured systems to track crewmember flight and duty times, and crewmember training status.

Regulation
Our subsidiaries’ airline operations are generally regulated by the DOT, the FAA and the Transportation Security Administration (“TSA”). Those operations must comply with numerous security and environmental laws, ordinances and regulations. In addition, they must also comply with various other federal, state, local and foreign laws and regulations.
Environment
Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean-up of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up such contaminated property, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which a business located thereon may be operated and may impose remediation or compliance costs. Under its former air park sublease with DHL, ABX and DHL are required to defend, indemnify and hold each other harmless from and against certain environmental claims associated with the Air Park in Wilmington, Ohio.
Our subsidiaries’ aircraft currently meet all known requirements for engine emission levels. However, under the Clean Air Act, individual states or the U.S. Environmental Protection Agency may adopt regulations requiring reductions in emissions for one or more localities based on the measured air quality at such localities. Such regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. Further, the U.S. Congress has, in the past, considered legislation that would regulate greenhouse gas emissions and some form of federal climate change legislation is possible in the future.
In addition, the European Commission has approved the extension of the European Union Emissions Trading Scheme ("ETS") for greenhouse gas emissions to the airline industry. Beginning in 2012, all Company airline subsidiary flights to and from any airport in any member state of the European Union are covered by the ETS requirements, and each year we are now required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. In November 2012, the European Commission proposed to defer airlines' compliance obligations for non-European flights and suspended related non-compliance sanctions until after the 38th ICAO Assembly to be held in late September and early October of 2013. The European Commission has taken this action to give the process at ICAO, which is considering international treaties or other actions focusing on reducing greenhouse gas emissions from aviation, time to come to a conclusion. Under the European Commission proposal, airlines will not face enforcement action if they do not surrender allowances for their emissions related to flights operated to and from non-EU destinations; however, all intra-EU flights on any carrier (based in the EU or not) will still have to comply with the requirements of the ETS.  Legislation is required to implement this proposed change and a co-decision by both the EU Member States and the European Parliament on this change is necessary. A decision is expected before April 2013. Further, at the end of November 2012, the United States government enacted legislation exempting U.S. airlines from the ETS. ABX currently operates intra-EU flights, and both ABX and ATI operated intra-EU flights during 2012. Management believes that ABX's and ATI's intra-EU flights were operated in compliance with ETS requirements.
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

Department of Transportation
The DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has issued ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The DOT has issued ATI certificate authority to engage in scheduled interstate air transportation, which is currently limited to all-cargo operations. ATI's DOT certificate authority also authorizes it to engage in interstate and foreign charter air transportation of persons, property and mail. CCIA holds DOT certificate authority to engage in interstate all-cargo air transportation and DOT certificate authority to engage in foreign charter air transportation of property and mail.  Additionally, the DOT has issued ABX, CCIA and ATI Certificates of Public Convenience and Necessity authorizing each of them to engage in scheduled foreign air transportation of cargo and mail between the U.S. and all current and future U.S. open-skies partner countries, which currently consists of over 100 foreign countries.  ABX also holds exemption authorities issued by DOT to conduct scheduled all-cargo operations between the U.S. and certain foreign countries with which the U.S. does not have an open-skies air transportation agreement.
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
The DOT has the authority to impose civil penalties, or to modify, suspend or revoke our certificates for cause, including failure to comply with federal laws or DOT regulations. A corporation holding the above-referenced certificates must qualify as a citizen of the United States, which, pursuant to federal law, requires that (1) it be organized under the laws of the U.S. or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be U.S. citizens, (3) that less than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. We believe our airline subsidiaries possess all necessary DOT-issued certificates and authorities to conduct our current operations and continue to qualify as a citizen of the United States.
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
The FAA has the authority to issue airworthiness directives and other mandatory orders relating to, among other things, the inspection and maintenance of aircraft and the replacement of aircraft structures, components and parts, based on the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Company’s airline subsidiaries to inspect and replace aircraft components based on their age or condition. As a routine matter, the FAA issues airworthiness directives applicable to the aircraft operated by our airline subsidiaries, and our airlines comply, sometimes at considerable cost, as part of their aircraft maintenance program. In addition to the FAA practice of issuing Airworthiness Directives as conditions warrant, the FAA has adopted new policies to address issues involving older, but still economically viable, aircraft on a more systematic basis. FAA regulations mandate that aircraft manufacturers establish limits on aircraft flight cycles before which widespread fatigue damage might occur. The Boeing Company has provided its recommendation to the FAA, which is reviewing those limits. Once these limits are approved by the FAA, carriers must then incorporate them into their maintenance programs over time. After the limits are reached, airlines will be unable to continue to operate the aircraft without the FAA first granting an extension of time to the operator. As the FAA has not yet set the new limits, the Company cannot yet estimate the impact of the new rule on any of its airline subsidiaries.
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
International Regulations
When operating in other countries, our airlines are subject to aviation agreements between the U.S. and the respective countries or, in the absence of such an agreement, by principles of reciprocity. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of the agreements affecting our international operations. Commercial arrangements such as ACMI agreements, between our airlines and our customers in other countries, may require the approval of foreign governmental authorities. Foreign authorities may limit or restrict the use of our aircraft in certain countries. Also, foreign government authorities often require licensing and business registration before beginning operations.
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

Security and Safety
Security
The Company’s subsidiaries have instituted various security procedures and protocols to comply with FAA and TSA regulations. The airline subsidiaries’ customers are required to inform them in writing of the nature and composition of any freight which is classified as “Dangerous Goods” by the DOT. In addition, the Company and its subsidiaries conduct background checks on our respective employees, restrict access to aircraft, inspect aircraft for suspicious persons or cargo, and inspect all dangerous goods. Notwithstanding these procedures, our airline subsidiaries could unknowingly transport contraband or undeclared hazardous materials for customers, which could result in fines and penalties and possible damage to the aircraft.
Safety and Inspections
Management is committed to the safe operation of its aircraft. In compliance with FAA regulations, our subsidiaries’ aircraft are subject to various levels of scheduled maintenance or “checks” and periodically go through phased overhauls. In addition, a comprehensive internal audit and evaluation program is in place and active. Our subsidiaries’ aircraft maintenance efforts are monitored closely by the FAA. They also conduct extensive safety checks on a regular basis.
Available Information
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
Air cargo transportation volumes are strongly correlated to general economic conditions, including the price of aviation fuel. An economic downturn could reduce the demand for delivery services offered by DHL and other delivery businesses, in particular expedited services shipped via aircraft. Accordingly, an economic downturn could reduce the demand for airlift and cargo aircraft leases. Further, during an economic slowdown, customers generally prefer to use ground-based or marine delivery services instead of more expensive air delivery services. Additionally, if the price of aviation fuel rises significantly, the demand for cargo aircraft and air delivery services may decline below expectations. During periods of downward economic trends and uncertainty, freight forwarders and integrated delivery businesses are more likely to defer market expansion plans. As a result, we may experience delays in the deployment of available aircraft with customers under lease, ACMI or charter arrangements.
The Company continues to make significant investments in additional aircraft which may impact the Company’s operating results and financial condition.
During 2013, we plan to make capital investments to complete the modification of Boeing 767 and Boeing 757 freighter aircraft and Boeing 757 combi aircraft. The actual demand for the Boeing 767 and 757 may be less than we anticipate. The actual lease rates for newly modified aircraft may be less than we projected, or new leases may start later than we expect. Further, other airlines and lessors may be willing to offer aircraft to the market under terms more favorable to lessees.
The Company's future operating results and financial condition will depend in part on our subsidiaries’ ability to successfully deploy these aircraft in operations that provide a positive return on investment. Our success will depend, in part, on their ability to secure additional cargo volumes from customers, in both U.S. and international markets. Deploying aircraft in international markets can pose additional risks, regulatory requirements and costs.

Our costs incurred in providing airline services could be more than the contractual revenues generated.
Each airline develops business plans for ACMI, charter and other operating contracts by projecting operating costs, crew productivity and maintenance expenses. Projections contain key assumptions, including flight hours, aircraft reliability, crewmember productivity and crewmember compensation and benefits. We may overestimate revenues, the level of crewmember productivity, and/or underestimate the actual costs of providing services when preparing for new business opportunities. If actual costs are higher than projected or aircraft reliability is less than expected, future operating results may be negatively impacted.
The Company’s airlines rely on flight crews that are unionized. If collective bargaining agreements increase our costs and we cannot recover such increases, it may be necessary for us to terminate customer contracts or curtail planned growth. If disagreements arise, airline operations could be interrupted and business could be adversely affected until agreements are reached with the crewmembers.
To further streamline the operations impacted by the loss of the BAX/Schenker business, we intend to complete the merger of the airline operations of ATI and CCIA in the first quarter of 2013, with ATI being the surviving corporation. The merger will require the FAA to amend ATI's operations specifications to include all CCIA aircraft to be operated by ATI after the merger. The DOT may also conduct a fitness review of ATI as a result of the merger. The merger of ATI and CCIA's operations could result in restructuring costs, contract termination costs and other charges. The execution of the merger plan could be delayed due to regulatory requirements or business reasons, which could increase expected costs and have an adverse effect on future operating results.
Our airline operating agreements include on-time reliability requirements which can impact the Company's operating results and financial condition.
Our airline operating agreements may contain monthly incentive payments for reaching specific on-time reliability thresholds. Additionally, our airline operating agreements may contain monetary penalties if aircraft reliability falls below certain monthly thresholds. As a result, our operating revenues may vary from period to period depending on the achievement of monthly incentives or the imposition of penalties. Further, an airline could be found in default of an agreement if it does not maintain minimum thresholds over an extended period of time.
If ABX fails to maintain aircraft reliability above a minimum threshold in DHL's U.S. domestic network for two consecutive calendar months or three months in a rolling twelve month period, ABX would be in default of the CMI agreement with DHL. In that event, DHL may elect to terminate the CMI agreement, unless ABX maintains the minimum reliability threshold during a 60-day cure period. If DHL terminates the CMI agreement due to an ABX event of default, ABX would be subject to a monetary penalty payable to DHL. The penalty through the remaining initial term of the CMI agreement would be $10 million.
Under provisions of the CMI and lease agreements with DHL, DHL can terminate the CMI or lease agreements subject to early termination provisions.
DHL may terminate the CMI agreement for convenience at any time during the initial five-year term (through March 30, 2015) on the date that it ceases operating or causing to be operated the aircraft on air routes for which the origin and destination are within the United States, subject to providing six months notice and paying to ABX a termination fee. The termination fee started at $70 million on March 31, 2011, and amortizes to zero during the remaining four year initial term of the CMI agreement. DHL may terminate one or more of the aircraft leases for convenience at any time after the first 24 months of the respective terms thereof, upon providing six months' notice and paying to CAM a lump sum amount equal to six months' rent. DHL may also terminate one or more aircraft leases at any time after the first 54 months of the term of the CMI agreement, in the event that DHL desires to transfer operational control of such aircraft, but is restricted from doing so by the terms of the collective bargaining agreement between ABX and its pilots' union providing that members of the pilots' union have the right to follow the aircraft to another operator, subject to providing six months' notice and paying to CAM a lump sum amount equal to two months rent.

The U.S. Military may not renew our contracts or may reduce the number of routes that we operate.
Our contracts with the U.S. Military are typically for one year and are not required to be renewed. The U.S. Military may terminate the contracts for convenience or in the event we were to default for failure to satisfy reliability requirements or for other reasons. The number and frequency of routes is sensitive to changes in military priorities and U.S. defense budgets.
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
In December 2011, the FAA finalized new rules for Flightcrew Member Duty and Rest Requirements (FMDRR) for passenger airlines. If applied to cargo carriers, the new rules would require a pilot to have nine hours for the opportunity to rest before reporting to flight duty and place other restrictions on the number of duty hours in particular time periods. In May 2012, the FAA indicated that it would reconsider its initial decision to exclude cargo pilots from these new requirements. While not currently required for the Company's cargo operations, if such rest requirements and restrictions were imposed on our cargo operations, these rules could have a significant impact on the costs incurred by ATSG airlines. The airlines would attempt to pass such additional costs onto their customers in the form of price increases. Customers, as a result, may seek to reduce their utilization of aircraft in favor of less expensive transportation alternatives. The ATSG airlines are each monitoring the rules and evaluating the effect that the rules could have on their flight resources and costs.
The concentration of aircraft types and engines in the Company's airlines could adversely affect our operating and financial results.
The combined aircraft fleet is concentrated in three aircraft types. If any of these aircraft types encounter technical difficulties that resulted in significant FAA Airworthiness Directives or grounding, our ability to lease the aircraft would be adversely impacted, as would our airlines' operations. The market growth in demand for the Boeing 767 and 757 aircraft types and configurations may be less than we anticipate. Customers may develop preferences for the Airbus A300-600 and A330 aircraft, which provide capabilities similar to the Boeing 767 aircraft.
The cost of aircraft repairs and unexpected delays in the time required to complete aircraft maintenance could negatively affect our operating results.
Our aircraft provide ACMI services throughout the world, sometimes operating in remote regions. Our aircraft may experience maintenance events in locations that do not have the necessary repair capabilities or are difficult to reach. As a result, we may incur additional expenses and lose billable revenues that we would have otherwise earned. Under the CMI agreement with DHL, AMES provides scheduled airframe maintenance for the 13 Boeing 767 aircraft that DHL leases from CAM and we are required to provide a spare aircraft while the scheduled maintenance is completed. If delays occur in the completion of aircraft maintenance, we may incur additional expense to provide airlift capacity and forego revenues.
We rely on third parties to modify aircraft and provide aircraft and engine maintenance.
We rely on certain third party aircraft modification service providers and aircraft and engine maintenance service providers that have expertise or resources that we do not have. Third party service providers may seek to impose price increases that could negatively affect our competitiveness in the airline markets. An unexpected termination or delay involving service providers could have a material adverse effect on our operations and financial results. A delay in an aircraft modification could adversely impact our revenues and our ability to place the aircraft in the market. We must manage third party service providers to meet schedules and turntimes and to control costs in order to remain competitive to our customers.

The Company's operating results could be negatively impacted by disruptions of its information technology and communication systems.
Our businesses depend heavily on information technology and computerized systems to communicate and operate effectively. The Company's systems and technologies, or those of third party's on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyberattacks, natural disasters, power failures or other causes. Certain disruptions could prevent our airlines from flying as scheduled, possibly for an extended period of time, which could have a negative impact on our operating results and reliability. We continually monitor the risks of disruption, take preventative measures, develop backup plans and maintain redundancy capabilities. However, the measures we use may not prevent the causes of disruptions we could experience or help us recover failed systems quickly.
The costs incurred in expanding our aircraft maintenance facilities could negatively impact our financial results.
We have agreed to a long term lease of a new 100,000 square foot maintenance hangar, in Wilmington, Ohio that is currently under construction and expected to be completed in 2014. The new hangar is being built in anticipation of additional aircraft maintenance contracts, including the ability to house Boeing 747 and 777 aircraft. As construction agent, we are responsible for managing the construction costs of the project. Additionally, we could incur incremental operating costs associated with the new hangar, including costs associated with employing additional aircraft maintenance personnel, before it is completed. Further, we will need to grow the Company's aircraft maintenance revenues utilizing the expanded capabilities by securing additional business. Those anticipated level of revenues may not coincide with our costs of operating the new facility.
The Company could violate debt covenants.
The Senior Credit Agreement contains covenants including, among other requirements, limitations on certain additional indebtedness and guarantees of indebtedness. The Senior Credit Agreement is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Senior Credit Agreement, the Company is required to maintain aircraft collateral coverage equal to 150% of the outstanding balance of the term loan and the maximum capacity of the revolving credit facility. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. The Senior Credit Agreement and aircraft loans cross default. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement and loans. In such an event, the Company’s cost of borrowings could increase, and our ability to modify and deploy aircraft could be limited as a result.
The Company's existing sources of liquidity may not be sufficient for our planned fleet expansion.
As of December 31, 2012, the Company's liquidity included $15.4 million of cash balances, $70.9 million available under the revolving credit facility and a $50 million accordion feature through the Senior Credit Agreement subject to lender consent. Our fleet expansion plan for 2013 involves the acquisition of two Boeing 757 aircraft and the modification of Boeing 767 and Boeing 757 aircraft which we expect to finance through the Senior Credit Agreement and cash generated from operations. The existing sources of liquidity may not be sufficient to support our planned fleet expansion. We may need additional sources of credit to complete the fleet expansion. If such additional sources of credit are not available when we need the funds, the fleet expansion could be delayed. Further, such sources of credit would likely result in an increase in our borrowing costs and additional covenant requirements.
Operating results may be affected by fluctuations in interest rates.
Effective March 31, 2011, in conjunction with our decision to refinance the unsubordinated term loan, the Company ceased hedge accounting for certain interest rates swaps which it continues to hold. In addition to these interest rate swaps, the Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates for at least 50% of the outstanding balance of the new unsubordinated term loan. Accordingly, in July 2011, the Company entered into new derivative instruments. The Company did not designate the derivative instruments as hedges. Future fluctuations in LIBOR interest rates will result in the recording of gains and losses on interest rate derivatives that the Company holds.
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
Changes in the ownership of the Company on the part of significant shareholders could limit our ability to use NOLs to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of significant stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).
Operating results and cash flows will be impacted by the sales value of Boeing 727 and DC-8 aircraft, engines and related parts.
As of December 31, 2012, the Company has approximately $3.4 million of Boeing 727 and DC-8 freighter aircraft, engines and related parts. Although we are marketing the Boeing 727 and DC-8 aircraft, engines and related parts to other airlines and parts dealers, management cannot predict when the assets will be sold. The market value of the assets could decline before we are able to sell them, resulting in additional impairment charges. Further, assets may be sold for an amount that is less than their carrying value at the time of sale, resulting in losses.
We may need to reduce the carrying value of the Company’s assets.
The Company owns a significant amount of aircraft, aircraft parts and related equipment. Additionally, the balance sheet reflects assets for income tax carryforwards and other deferred tax assets. The removal of aircraft from service or continual losses from aircraft operations could require us to evaluate the recoverability of the carrying value of those aircraft, related parts and equipment and record an impairment charge through earnings to reduce the carrying value.
We have recorded significant amounts of goodwill and other intangible assets related to acquisitions. If we are unable to achieve the projected levels of operating results, it may be necessary to record an impairment charge to reduce the carrying value of goodwill and related intangible assets. Similarly, if we were to lose a key customer or one of our airlines were to lose its authority to operate, it could be necessary to record an impairment charge.
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
The costs of maintaining our aircraft in compliance with government regulations could negatively affect our results of operations.
All aircraft in the Company’s fleet were manufactured prior to 1995. Manufacturer Service Bulletins and FAA Airworthiness Directives issued under its “Aging Aircraft” program cause operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. The FAA may issue Airworthiness Directives that could require significant inspections and major modifications to such aircraft. The FAA may issue Airworthiness Directives that could limit the usability of certain aircraft types. In 2012, the FAA issued an Airworthiness Directive that requires the replacement of the aft pressure bulkhead on Boeing 767-200 aircraft based on a certain number of landing cycles. As a result, we expect that most of the Boeing 767-200 aircraft in the Company's fleet will be affected. The cost of compliance is estimated to be $0.5 to $0.7 million per aircraft over the next ten years.
In addition, FAA regulations require that aircraft manufacturers establish limits on aircraft flight cycles to address issues involving older, but still economically viable, aircraft, as described in Item 1 of this report, under "Federal Aviation Administration." These regulations may increase our maintenance costs and eventually limit the use of our aircraft.
Failure to maintain the operating certificates and authorities of our airlines would adversely affect our business.
The airline subsidiaries have the necessary authority to conduct flight operations pursuant to the economic authority issued by the DOT and the safety based authority issued by the FAA. The continued effectiveness of such authority is subject to their compliance with applicable statutes and DOT, FAA and TSA rules and regulations, including any new rules and regulations that may be adopted in the future. The loss of such authority by an airline subsidiary could cause a default of covenants within the Senior Credit Agreement and would materially and adversely affect its airline operations, effectively eliminating the airline's ability to operate air services.
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
Concern over climate change, including the impact of global warming, has led to significant federal, state and international legislative and regulatory efforts to limit greenhouse gas emissions. The European Commission has mandated the extension of the European Union Emissions Trading Scheme ("ETS") for greenhouse gas emissions to the airline industry. Beginning in 2012, all Company airline subsidiary flights to and from any airport in any member state of the European Union is covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. Exceedance of the airlines' emission allowances would require the airlines to purchase additional emission allowances on the open market. In November 2012, the European Commission proposed to defer airlines' compliance obligations for non-European flights and suspended related non-compliance sanctions until after the 38th ICAO Assembly to be held in late September and early October of 2013. The European Commission has taken this action to give the process at ICAO, which is considering international treaties or other actions focusing on reducing greenhouse gas emissions from aviation, time to come to a conclusion. Under the European Commission proposal, airlines will not face enforcement action if they do not surrender allowances for their emissions related to flights operated to and from non-EU destinations; however, all intra-EU flights on any carrier (based in the EU or not) will still have to comply with the requirements of the ETS.  Legislation is required to implement this proposed change and a co-decision by both the EU Member States and the European Parliament on this change is necessary. A decision is expected before April 2013. Further, at the end of November 2012, the United States government enacted legislation exempting U.S. airlines from the ETS.
The U.S. Congress and certain states have also considered the regulation of greenhouse gas emissions. In addition, the U.S. Environmental Protection Agency could regulate greenhouse gas emissions, especially aircraft engine emissions. The cost to comply with potential new laws and regulations could be substantial for the Company. These costs could include an increase in the cost of the fuel and capital costs associated with updating aircraft. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on the Company’s cost structure or operating results.

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
As of December 31, 2012, the Company and its subsidiaries' in-service aircraft fleet consisted of 48 owned aircraft and six leased aircraft, on an operating basis, for a total of 54 aircraft. The aircraft were all formerly passenger aircraft that have been modified for standard cargo operations, except for four DC-8 combi aircraft. The aircraft are generally described as having mid size to medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 67,000 to 125,000 pounds. These aircraft are well suited for intra-continental flights and medium range inter-continental flights. Because an airline's flight operations can be hindered by inclement weather, sophisticated landing systems and other equipment are utilized to minimize the effect that weather may have on flight operations. For example, ABX’s Boeing 767-200 and 767-300 aircraft are operated for Category III landings. This allows their crews to land under weather conditions with runway visibility of only 600 feet at airports with Category III Instrument Landing Systems.
The table below shows the combined fleet of aircraft in service condition.

	In-service Aircraft as of December 31, 2012
Aircraft Type	Total	Owned	Operating Lease	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	40	36	4	1982 - 1987	67,000 - 99,000	1,800 - 4,400
767-300 SF (1)	7	5	2	1988 - 1989	125,000	2,800 - 4,400
DC-8-CF (2)	4	4	-	1968 - 1970	80,000 - 85,000	1,800 - 4,400
757-200 SF (1)	3	3	-	1984 - 1991	68,000	2,700 - 4,000
Total in-service	54	48	6
____________________

(1)	These aircraft are configured for standard cargo containers, including large standard main deck cargo doors.

(2)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.
In addition, as of December 31, 2012, CAM had two Boeing 767-300 aircraft that were undergoing modification to a standard freighter configuration, one Boeing 757-200 aircraft that was undergoing modification to a standard freighter configuration and two Boeing 757-200 aircraft that were completing modification and certification as combi aircraft (capable of carrying passengers and cargo containers on the main flight deck). These aircraft are expected to be completed in 2013 and are not reflected in the table above. CAM also had one Boeing 767-200 passenger aircraft, currently in storage, not reflected in the table above. In January 2013, CAM purchased two more Boeing 757 combi aircraft which we expect to enter service in 2013.
We believe that our existing facilities, aircraft fleet and planned aircraft investments as further described in Note G to the accompanying financial statements, are appropriate for our current operations and growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.

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
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.5 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX has exhausted its appeals with respect to the first administrative penalty, but is continuing to pursue the appeal of the remaining three.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. The following table shows the range of high and low prices per share of our common stock for the periods indicated:

2012 Quarter Ended:	Low	High
December 31, 2012	$3.38	$4.56
September 30, 2012	$3.88	$5.75
June 30, 2012	$4.67	$5.88
March 31, 2012	$4.71	$6.88

2011 Quarter Ended:	Low	High
December 31, 2011	$3.86	$5.92
September 30, 2011	$4.30	$7.04
June 30, 2011	$6.14	$8.50
March 31, 2011	$7.00	$8.65
On March 4, 2013, there were 1,732 stockholders of record of the Company’s common stock. The closing price of the Company’s common stock was $5.46 on March 4, 2013.

Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in the Company’s common stock with the cumulative total return of a $100 investment in the NASDAQ Composite Index and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2007 and ending on December 31, 2012.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Air Transport Services Group, Inc.	100.00	4.31	63.16	189.00	112.92	95.93
NASDAQ Composite Index	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Transportation Index	100.00	72.93	72.29	91.64	79.89	95.85
Dividends
The Company is restricted from paying dividends on its common stock in excess of $50.0 million during any calendar year under the provisions of its Senior Credit Agreement. Under the provisions of ABX's promissory note due to DHL, the Company is required to prepay the DHL note in the amount of $0.20 for each dollar of dividend distributed to the stockholders of ATSG. The same prepayment stipulation applies to stock repurchases. No cash dividends have been paid or declared and no stock repurchases have been made or declared.
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

	As of and for the Years Ended December 31
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
OPERATING RESULTS:
Continuing revenues	$607,438	$730,133	$667,382	$823,483	$941,686
Operating expenses (1)	528,750	667,504	585,706	751,693	963,638
Net interest expense and other non operating charges (4)	12,368	21,769	18,359	26,432	34,667
Earnings (loss) from continuing operations before income taxes (1)	66,320	40,860	63,317	45,358	(56,619)
Income tax expense	(24,672)	(16,995)	(23,413)	(17,156)	(6,229)
Earnings (loss) from continuing operations	41,648	23,865	39,904	28,202	(62,848)
Earnings (loss) from discontinued operations, net of taxes (2)	(774)	(673)	(70)	6,247	6,858
Net earnings (loss)	$40,874	$23,192	$39,834	$34,449	$(55,990)
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.66	$0.38	$0.64	$0.45	$(1.01)
Diluted	$0.65	$0.37	$0.62	$0.44	$(1.01)
WEIGHTED AVERAGE SHARES:
Basic	63,461	63,284	62,807	62,674	62,484
Diluted	64,420	64,085	64,009	63,279	62,484
SELECTED CONSOLIDATED
FINANCIAL DATA:
Cash and cash equivalents	$15,442	$30,503	$46,543	$83,229	$116,114
Deferred income tax asset	19,154	31,548	12,879	31,597	74,979
Property and equipment, net (1)	818,924	748,913	658,756	636,089	671,552
Goodwill and intangible assets (1)	92,126	93,376	99,036	99,890	100,777
Total assets	1,035,611	993,719	900,654	1,002,773	1,101,349
Post-retirement liabilities	187,533	188,110	119,746	155,720	299,964
Capital lease obligations (3)	—	—	6,103	12,918	72,282
Long term debt and current maturities, other than leases (3)	364,481	346,904	296,425	364,509	440,204
Deferred income tax liability	46,422	42,530	39,746	50,044	—
Stockholders’ equity	299,256	270,147	302,077	245,982	80,392
____________________

(1)
In the third quarter of 2011, the Company recorded an impairment charge of $22.1 million on aircraft, $2.8 million on goodwill and $2.3 million on acquired intangibles. (See Notes C and E to the accompanying consolidated financial statements.) In the fourth quarter of 2008, the Company recorded an impairment charge of $73.2 million on goodwill and $18.0 million on acquired intangibles.

(2)	In the third quarter of 2009, ABX ceased providing hub services and fuel services for DHL. Accordingly, these business activities are reflected as discontinued operations for all years presented.

(3)
Capital lease obligations reflects the assumption and extinguishment of aircraft lease obligations by DHL during 2009 totaling $45.7 million. Additionally, Long term debt reflects the extinguishment of $46.3 million of the DHL promissory note during 2009.

(4)
During 2011, in conjunction with the execution of the Senior Credit Agreement (see Note F to the accompanying consolidated financial statements) the Company terminated its previous credit agreement, which resulted in the write-off of $2.9 million of unamortized debt issuance costs associated with that credit agreement and recognized $3.9 million of losses for certain interest rate swaps previously designated as cash flow hedges of interest payments stemming from the former term loan.

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
At December 31, 2012, the Company owned 48 cargo aircraft in serviceable condition and leased six more under operating leases. The owned fleet consisted of thirty-six Boeing 767-200 aircraft, five Boeing 767-300 aircraft, three Boeing 757 and four McDonnell Douglas DC-8 "combi" aircraft. The combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. The Company's airline subsidiaries also leased four Boeing 767-200 freighter aircraft and two Boeing 767-300 freighter aircraft from third parties as of December 31, 2012.
In recent years we have modernized the Company's aircraft fleet, retiring less efficient Boeing 727 and DC-8 aircraft and adding Boeing 767-200, Boeing 767-300 and Boeing 757 aircraft to the fleet. During 2013 we plan to continue adding Boeing 767 and Boeing 757 aircraft to the fleet by modifying former passenger aircraft. As of December 31, 2012, the Company owned two Boeing 767-300 aircraft that were being modified from passenger configuration into a standard freighter configuration, one Boeing 757 aircraft undergoing standard freighter modification and two Boeing 757 aircraft being prepared for service as combi aircraft. Additionally, in January 2013, the Company purchased two more Boeing 757 combi aircraft that are in the process of obtaining airworthiness certification for their combi modification. We expect all seven of these aircraft to enter service during 2013.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 53% of the Company's consolidated revenues in 2012 and 36% of the Company's consolidated revenues in both 2011 and 2010. The Company has had long term contracts with DHL since August 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. We also provide two Boeing 757 aircraft to DHL under multi-year contracts. Additionally, during 2012 the Company's airlines provided eight other Boeing 767 aircraft and one Boeing 757 aircraft to DHL under contracts and arrangements having durations of one year or less.
The U.S. Military comprised 16%, 12% and 14% of the Company's consolidated revenues during the years ended December 31, 2012, 2011 and 2010, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC") both of which are organized under the U.S. Military.
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
The Company ceased providing services to BAX/Schenker as of the end of 2011. The Company's revenues from the services performed for BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift, were $187.0 million and $194.3 million for the years ended December 31, 2011 and 2010, respectively. The Company's revenues from BAX/Schenker comprised approximately 26% and 29% of the Company's total revenues during the years ended December 31, 2011 and 2010, respectively, (15% and 18% of total revenues, excluding directly reimbursable revenues).
The Company has two reportable segments: ACMI Services, which primarily includes the cargo transportation operations of its three airlines and the CAM segment. The Company's other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance, aircraft parts sales, ground equipment leasing and mail handling services. These operations do not constitute reportable segments due to their size.

RESULTS OF OPERATIONS
Summary
The consolidated net earnings from continuing operations were $41.6 million and $23.9 million for 2012 and 2011, respectively. The pre-tax earnings from continuing operations were $66.3 million and $40.9 million for 2012 and 2011, respectively. The increase in earnings from continuing operations in 2012 as compared to 2011 was primarily due to the 2011 recognition of asset impairment charges of $27.1 million, interest rate derivative losses of $4.9 million and the write-off of $2.9 million of unamortized debt issuance related to the refinancing of the Company's debt in 2011. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings is shown below), after removing impairment charges, net derivative gains or losses and charges related to debt refinancing was $64.4 million for 2012 compared to $75.8 million for 2011. The adjusted pre-tax earnings in 2012 compared to 2011 was bolstered by increased operations for the Company's Boeing 767 and Boeing 757 aircraft, but were negatively impacted by the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Total customer revenues from continuing operations decreased by $122.7 million to $607.4 million during 2012 compared to 2011. The decline reflects $187.0 million of revenues during 2011 from services for the BAX/Schenker air network which was discontinued. Revenues from reimbursed fuel and other reimbursed operating expenses declined by $85.7 million during 2012 compared to 2011. These declines were also primarily due to the discontinuation of the BAX/Schenker air network. Excluding directly reimbursed revenues, customer revenues decreased by $37.0 million during 2012 compared to 2011. Revenue from the deployment of additional Boeing 767 and Boeing 757 aircraft by ACMI Services during 2012, was more than offset by the revenue decline from the discontinuation of the BAX/Schenker air network.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2012	2011	2010
Revenues from Continuing Operations:
CAM	$154,565	$140,469	$101,375
ACMI Services
Airline services	404,053	444,778	432,082
Reimbursable	74,940	160,683	143,330
DHL S&R activities	—	—	4,000
Total ACMI Services	478,993	605,461	579,412
Other Activities	112,343	105,284	87,660
Total Revenues	745,901	851,214	768,447
Eliminate internal revenues	(138,463)	(121,081)	(101,065)
Customer Revenues	$607,438	$730,133	$667,382

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense and impairment charges	$68,499	$53,221	$41,586
ACMI Services
Airline services	(14,503)	6,576	17,339
Asset impairment charges	—	(20,383)	—
DHL S&R activities	—	—	3,549
Total ACMI Services	(14,503)	(13,807)	20,888
Other Activities	11,650	11,331	8,017
Net unallocated interest expense	(1,205)	(2,118)	(7,174)
Net gain (loss) on derivative instruments	1,879	(4,881)	—
Write-off of unamortized debt issuance costs	—	(2,886)	—
Pre-Tax Earnings from Continuing Operations	66,320	40,860	63,317
Add Asset impairment charges	—	27,144	—
Less Net (gain) loss on derivative instruments	(1,879)	4,881	—
Add Write-off of unamortized debt issuance costs	—	2,886	—
Less DHL Severance and Retention activities	—	—	(3,549)
Adjusted Pre-Tax Earnings	$64,441	$75,771	$59,768
Reimbursable revenues include certain operating costs that are reimbursed to the airlines by their customers. Such costs include fuel expense, landing fees and certain aircraft maintenance expenses. The types of costs that are reimbursed varies by customer operating agreement.
Adjusted pre-tax earnings, a non-GAAP measure, is pre-tax earnings excluding asset impairment charges, interest rate derivative gains and losses, the write-off of debt issuance costs and earnings from the termination of the severance and retention agreement ("S&R agreement") with DHL in March 2010. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Adjusted pre-tax earnings, should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
CAM
Through the CAM subsidiary, we offer aircraft leasing to external customers and also lease aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of December 31, 2012, CAM had 48 aircraft in serviceable condition, 28 of them leased internally to the Company's airlines. CAM's revenues grew $14.1 million during 2012 compared to 2011, as a result of additional aircraft leases over the last two years. During 2012, CAM completed the modification of one Boeing 767-200 freighter aircraft and three Boeing 767-300 freighter aircraft, and placed those aircraft under leases with internal customers. As of December 31, 2012 and 2011, CAM leased 20 and 21 aircraft to external customers, respectively. Revenues from external customers accounted for $6.8 million of the increased revenue for 2012, due primarily to four additional aircraft leases placed with external customers throughout 2011. During the fourth quarter of 2012, a regional carrier returned a Boeing 767-200 aircraft to CAM before the end of the original lease term. The aircraft is being prepared for redeployment in ACMI services.
CAM's revenues from the Company's airlines totaled $80.0 million during 2012, compared to $72.7 million for 2011. CAM's revenues from internal leases of Boeing 727 and DC-8 freighter aircraft for 2012 declined $15.0 million compared to 2011 due to the retirement of Boeing 727 and DC-8 aircraft previously operated for BAX/Schenker, but the decline was more than offset by the additional Boeing 767 aircraft leases.
CAM's pre-tax earnings, inclusive of an interest expense allocation and a $6.8 million charge for aircraft impairment in 2011, were $68.5 million and $53.2 million during 2012 and 2011, respectively. CAM's pre-tax earnings, excluding the aircraft impairment charges, increased by $8.5 million for 2012 compared to 2011. Improved earnings reflected additional Boeing 767 aircraft placed under leases during 2011 and 2012. CAM's pre-tax earnings for 2012 do not reflect $0.9 million of unpaid rents related to Boeing 767 aircraft under lease with a regional airline. Those amounts will be recognized as we receive payment from the carrier. Management and the lessee are discussing the timing of future payments which could result in the early return of a leased Boeing 767-200 aircraft in 2013.
During 2013, we expect CAM to deploy two more Boeing 767-300 and five 757-200 aircraft that are being prepared for future deployment, as discussed further below under "Fleet Summary 2012." The reputation of the Boeing 767 and Boeing 757 aircraft for reliability and cost effectiveness in medium range markets remains strong. The placement of additional aircraft under long term leases, however, could be affected by economic conditions and market uncertainty.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, such as landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of December 31, 2012, ACMI Services included 47 in-service aircraft, including 28 leased internally from CAM, six leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
Revenues from ACMI Services were $479.0 million and $605.5 million during 2012 and 2011, respectively. The decrease of $126.5 million is primarily the result of the discontinuation of services for BAX/Schenker's North American air network. Since June 30, 2011, we have retired all of our Boeing 727 and DC-8 freighter aircraft in response to the discontinuation of BAX/Schenker's North American air network in 2011. Airline services revenues, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined 9% during 2012 compared to 2011, reflecting the loss of BAX/Schenker revenues of $85.7 million during 2011. During 2011, ACMI Services revenues also included $100.9 million for the reimbursement of fuel and other operating expenses for the BAX/Schenker air network.
Revenue declines from BAX/Schenker were partially offset by revenues from additional Boeing 767 aircraft added to the ACMI Services fleet since December 31, 2011. Since December 31, 2011, ACMI Services has added two Boeing 767-200 and four Boeing 767-300 aircraft into the operating fleet. Airline service revenues, excluding those from BAX/Schenker, increased $44.9 million during 2012 compared to 2011, driven by these additional Boeing 767 aircraft. Aircraft block hours flown for customers other than BAX/Schenker increased 9% during 2012, compared to 2011.
ACMI Services incurred pre-tax losses of $14.5 million during 2012, compared to pre-tax losses of $13.8 million for 2011. Excluding asset impairment charges of $20.4 million incurred during 2011, ACMI Services achieved pre-tax earnings of $6.6 million in 2011. The operating results during 2012 were negatively impacted by the discontinuation of BAX/Schenker's North American air network, the cost of training flight crew members for the Boeing 767 aircraft, increased pension expenses, higher engine maintenance expenses and delays in placing aircraft into revenue service. While ATI and CCIA reduced the number of crew members and other employees in the ACMI Services segment due to the termination of the BAX/Schenker network, salaries and benefits expenses during 2012 included the costs of training senior, former DC-8 and Boeing 727 crewmembers for the Boeing 767 aircraft the Boeing 757 aircraft.

During 2012, four Boeing 767-300 aircraft and two Boeing 767-200 aircraft were added into the ACMI Services in-service fleet. Due to sluggish economic conditions, initial deployment and redeployment of aircraft into incremental revenue generating services were delayed, thereby adversely impacting operating results for 2012. In December 2012, DHL discontinued an ACMI contract for a Boeing 767 on a transatlantic flight. However, in January 2013, we reached agreements to operate three more Boeing 767-200 aircraft and a Boeing 757 aircraft for DHL's U.S. network. These aircraft replace the Boeing 727 aircraft that were retired at the end of 2012.
ATI operates four DC-8 combi aircraft for the U.S. Military. In July 2012, the U.S. Military's Air Mobility Command notified ATI that it was awarded a two-year agreement to continue the combi aircraft flights through September 2014. ATI intends to service the award with its DC-8 combi aircraft and phase-in more modern Boeing 757 combi aircraft starting in the second quarter of 2013.
To further streamline the operations impacted by the loss of the BAX/Schenker business, we began to merge the airline operations of ATI and CCIA during 2012. In September 2012, ATI and CCIA flight crewmembers, as represented by the Air Line Pilots Association International ("ALPA"), ratified a collective bargaining agreement which allows for an integrated seniority list. The airlines and ALPA completed the integration of the seniority lists in 2012, to be effective beginning in March of 2013. We expect to complete the merger of ATI and CCIA's airline operations in the first quarter of 2013. The combined operation will benefit from the standardized fleet, two person flight crew, common pilot type rating and improved reliability of the Boeing 767 and Boeing 757 aircraft compared to the Boeing 727 and DC-8 freighter aircraft formerly operated by the airlines.
Revenue for ACMI Services depends on a number of key factors including regulatory approvals, the cost competitiveness of the airlines, aircraft reliability, market preferences for the type of aircraft that we operate and general economic conditions. Continued stagnant economic conditions and market uncertainty may continue to slow the pace by which we deploy aircraft into incremental revenue operations. We may further reduce staff levels as required to match with customer demand and aircraft utilization levels.
When new deployments of aircraft begin, typically start-up expenses are incurred, including those for proving flights, route authorities, overfly rights, travel and other activities which may impact future operating results. Revenue-generating service may begin sometime later; however, depending on the satisfaction of a number of conditions, including international regulations and laws, contract negotiations, flight crew availability, and arranging resources for aircraft handling.
Other Activities
The Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates five U.S. Postal Service (“USPS”) sorting facilities and provides ground support equipment, related maintenance, leasing and facility maintenance services, including fuel services. Other activities also include the management of workers' compensation claims under an agreement with DHL and gains from the reduction in employee post-retirement obligations.
External customer revenues from all other activities were $55.1 million and $57.4 million for 2012 and 2011, respectively. Revenues from services provided to the USPS increased $2.1 million during 2012 primarily due to two additional USPS facilities that we started in mid 201l. Increased revenues from the USPS, however, were more than offset by lower aircraft maintenance revenues from external customers, which declined $4.2 million. Maintenance services revenues for external customers declined during 2012 compared to 2011 because the Company's aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"), has limited hangar facilities and used those facilities for more internal contracts for the Company's own airlines and CAM instead of external customer projects during 2012.
The pre-tax earnings from other activities were $11.7 million and $11.3 million for 2012 and 2011, respectively. The increase of $0.4 million of pre-tax earnings for 2012 compared to 2011 primarily reflects process streamlining initiatives at the sorting facilities.
In 2013, the Company, as construction agent for the Clinton County Port Authority ("CCPA") in Wilmington, Ohio, began construction of a 100,000 square foot aircraft hangar facility adjacent to the existing aircraft maintenance facility currently utilized by AMES. While the current facility houses aircraft as large as the Boeing 767, the new facility will provide AMES the capability of servicing aircraft as large as a Boeing 747 and the Boeing 777. The hangar is anticipated to cost approximately $15.7 million and is expected to take approximately 12 to 14 months to complete. The Company will lease the facility from the CCPA and begin to make related rent payments beginning in 2014. We could incur incremental costs associated with the new hangar, including the costs of aircraft maintenance personnel before the hangar is completed. Further, we will need to grow aircraft maintenance revenues utilizing the expanded hangar capabilities by expanding business with current customers and contracting with new customers. Our future operating results could be adversely impacted if anticipated revenues do not coincide with our costs of operating the new facility.
Discontinued Operations
Discontinued operations are a result of DHL's decision in 2008 to restructure its U.S. operations. DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased all remaining hub and parcel sorting operations for DHL. Additionally, in the third quarter of 2009, DHL assumed management of aircraft fuel services for its U.S. network previously provided by ABX.
Pre-tax losses related to the former sorting operations were $1.2 million for 2012 compared to $1.1 million for 2011. The results of discontinued operations primarily contain pension expense for former employees that supported sort operations under a hub services agreement with DHL and expenses for certain legal matters associated with those former sorting operations. During 2011, the Company recorded $0.9 million of charges related to a civil action alleging that ABX violated immigration labor laws while managing the sort operations in Wilmington, Ohio. The matter is described further under Item 3, Legal Proceedings, of this report. During 2013, pension expense for discontinued operations is expected to decrease approximately $1.2 million due primarily to the effects of recent investment returns used to actuarially calculate the Company's annual pension expense.
Fleet Summary 2012
The Company’s aircraft fleet is summarized below as of December 31, 2012 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	16	20	36
Boeing 767-300	5	—	5
Boeing 757	3	—	3
DC-8 combi	4	—	4
Total	28	20	48
Carrying value			$656,388
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	2	—	2
Total	6	—	6
Carrying value			$1,134
Aircraft for freighter and combi modification
Boeing 767-300	—	2	2
Boeing 757	—	3	3
Total	—	5	5
Carrying value			$108,697
As of December 31, 2012, ACMI Services leased 28 of its in-service aircraft internally from CAM. As of December 31, 2012, 13 of CAM's 20 Boeing 767-200 aircraft shown above were leased to DHL and operated by ABX and CAM leased the other seven Boeing 767-200 aircraft to external airlines.

Aircraft fleet activity during 2012 is summarized below:
- CAM completed the standard freighter modification of one Boeing 767-200 aircraft and leased the aircraft internally to an airline affiliate.
- A Boeing 767-200 passenger aircraft was placed in temporary storage when its airframe maintenance cycle expired. The aircraft will remain in storage until it enters the freighter modification process or is prepped for service.
- ABX began to lease a Boeing 767-300 aircraft from an external lessor.
- CAM purchased two Boeing 767-300 passenger aircraft for modification into standard freighter aircraft.
- CAM completed the freighter modification of three Boeing 767-300 aircraft and leased the aircraft internally to an airline affiliate.
- CAM received a Boeing 767-200 aircraft, returned from a lessee, and placed the aircraft internally with an airline affiliate.
- CAM purchased a Boeing 757 combi aircraft that is completing the process for obtaining its airworthiness certificate.
- We removed three DC-8 freighter aircraft and four Boeing 727 aircraft from the in-service fleet.
In 2013, CAM purchased two more Boeing 757 combi aircraft that are completing the process for airworthiness certification. We expect to place four Boeing 757 combi aircraft into service for the U.S. Military during the first half of 2013. We also expect to complete the modification of one Boeing 757 freighter and place it into service for DHL during the first half of 2013. Additionally, we expect to complete the modification of two Boeing 767-300 aircraft during the first half of 2013.
As of December 31, 2012, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $3.4 million that were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.
Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $4.2 million during 2012 compared to 2011. Reductions in the number of employees, including Boeing 727 and DC-8 crew members, since 2011 were partially offset by costs of additional crew members for the expanded number of Boeing 767 aircraft operated by the Company and by increased pension expense compared to 2011. Pension expense for continuing operations increased $5.7 million during 2012 when compared to 2011 due to the effects of lower discount rates used to actuarially calculate the Company's annual pension expense.
Fuel expense decreased by $96.1 million during 2012 compared to 2011. The decrease occurred in conjunction with BAX/Schenker's discontinuation of its North American air network in the fourth quarter of 2011. During 2011, while under contract with BAX/Schenker, ATI provided aviation fuel for the BAX/Schenker air network and was reimbursed by BAX/Schenker for the costs of fuel. The Company is no longer incurring aviation fuel expenses or recording a related reimbursable revenue for the BAX/Schenker network. Fuel expense during 2012 primarily reflects the costs of fuel to operate U.S. Military charters, position aircraft for service and for maintenance purposes.
Maintenance, materials and repairs expense increased by $10.6 million during 2012 compared to 2011. During 2012, maintenance expense reductions stemming from the discontinuation of Boeing 727 aircraft and DC-8 freighter aircraft since 2011 were offset by higher maintenance expenses to support the larger fleet of Boeing 767 and 757 aircraft. The Company expensed 20 and 14 scheduled airframe heavy maintenance events during 2012 and 2011, respectively, We expect aircraft maintenance expenses to increase in 2013 due to higher costs for aircraft parts and rate increases under certain maintenance agreements.
Depreciation and amortization expense decreased $6.6 million during 2012 compared to 2011. The decline in depreciation expense reflects the removal of the Boeing 727 aircraft and the DC-8 freighter aircraft from service, offset by incremental depreciation expense for four Boeing 767 aircraft added to the in-service fleet since December 2011. The Boeing 727 aircraft and DC-8 freighter aircraft were removed from service in conjunction with BAX/Schenker's discontinuation of its North American air network in 2011.
Travel expense decreased by $5.7 million during 2012 compared to 2011. The decrease is a result of the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Rent expense increased by $0.8 million during 2012 compared to 2011. Rent expense increased primarily due to the lease of an additional Boeing 767-300 aircraft beginning in May 2012. Rent expense was not significantly affected by the discontinuation of the BAX/Schenker North American air network because the Company did not lease the aircraft used in that network.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $6.7 million during 2012 compared to 2011. The decrease during 2012 reflects the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
Insurance expense decreased by $1.6 million during 2012 compared to 2011, primarily due to the reduction in Boeing 727 and DC-8 aircraft during 2012 and the fourth quarter of 2011.
Other operating expenses include professional fees, navigational services, employee training, utilities and the cost of parts sold to customers. Other operating expenses decreased by $2.2 million during 2012 compared to 2011. During 2012, increased expenses for international aircraft operations were offset by lower costs stemming from the discontinuation of the BAX/Schenker North American air network.
Interest expense increased by $0.2 million during 2012 compared to 2011. Interest expense was higher in 2012 compared to 2011 primarily due to an increase in the amount of borrowings under the revolving credit loan offset by lower interest rates. Interest rates on the Company’s variable interest, unsubordinated term loan decreased to 2.47% at December 31, 2012 from 2.58% at December 31, 2011. We expect interest expense to increase during 2013 due to a higher level of debt which is being used to expand the Company's aircraft fleet.
During 2012, the Company recorded pre-tax net gains on derivatives of $1.9 million compared to pre-tax net losses on derivatives of $4.9 million during 2011, reflecting the impact of higher market interest rates since December 31, 2011 on the interest rate swaps held by the Company at December 31, 2012.
In 2011, the Company executed a Senior Credit Agreement replacing its previous credit agreement. During 2011, the Company wrote off $2.9 million of unamortized debt issuance costs associated with the former credit agreement. During 2011, the Company terminated its hedge accounting of interest rate swaps related to the former term loan, which resulted in the recognition of $3.9 million of pre-tax losses which had previously been reflected in other comprehensive income.
The effective tax rate from continuing operations for the year ended December 31, 2012 was 37.2% compared to 41.6% for 2011. The effective tax rate from continuing operations in 2011 was affected by impairment charges that are not deductible for federal income tax purposes. The Company's effective tax rate from continuing operations was approximately 39% for the year ended December 31, 2011 after adjusting for $2.8 million of non-deductible impairment charges. The decline in the effective tax rate from continuing operations for 2012 compared to 2011 was also a result of decreased state income taxes for 2012 as a result of the the discontinuation of services for BAX/Schenker's North American air network during 2011.
We estimate that the Company's effective tax rate for 2013 will be approximately 37.5%. As of December 31, 2012, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $93.4 million, which will begin to expire in 2024 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes through 2014 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights are primarily sourced to the United States under international aviation agreements and treaties. If we begin to operate in countries without such agreements, the Company could incur additional foreign income taxes.

2011 compared to 2010
Summary
The consolidated net earnings from continuing operations were $23.9 million and $39.9 million for 2011 and 2010, respectively. The pre-tax earnings from continuing operations for 2011 were $40.9 million, inclusive of asset impairment charges and interest rate derivative losses during 2011, compared to pre-tax earnings of $63.3 million in 2010, in which no impairment charges or derivative losses were recorded. The decline in earnings from continuing operations in 2011 as compared to 2010 resulted primarily from the recognition of asset impairment charges of $27.1 million, interest rate derivative losses of $4.9 million and the write-off of $2.9 million of unamortized debt issuance costs related to the refinancing of the Company's debt in 2011. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (see reconciliation table below), after removing impairment charges, net derivative losses and charges related to debt refinancing was $75.8 million for 2011 compared to $59.8 million for 2010 after removing pre-tax earnings related to DHL's restructuring. The improved earnings, as adjusted, over 2010, was driven primarily by CAM, which placed five additional aircraft under external customer leases since December 31, 2010.
The Company provided limited airlift directly to BAX/Schenker from September 2011 through the peak delivery season, until late December 2011. Beginning in January 2012, DHL contracted with the Company's airlines to supplement DHL's U.S. air network to service BAX/Schenker freight volumes on its expanded air network without use of the Company's DC-8 aircraft and with only limited use of Boeing 727 aircraft. The Company's impairment charges in 2011 stemming from BAX/Schenker's 2011 transition to a new U.S. business model are described below:
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
During 2011, the Company executed a Senior Credit Agreement with a consortium of banks. The Senior Credit Agreement refinanced the Company's previous term loan and provides liquidity to expand the Company's aircraft fleet through April 2016. The Senior Credit Agreement includes a term loan of $150 million and a $175 million revolving credit facility, of which the Company has drawn $106 million, net of repayments. In conjunction with the execution of the Senior Credit Agreement, the Company terminated its previous credit agreement, which resulted in the write-off of $2.9 million of unamortized debt issuance costs associated with that credit agreement and the recognition of $3.9 million of losses for certain interest rate swaps previously designated as cash flow hedges of interest payments stemming from the former term loan. These charges, which totaled $6.8 million before income tax effects, were recorded in March 2011.
Customer revenues from continuing operations increased by $62.8 million to $730.1 million during 2011 compared to 2010. Excluding directly reimbursed revenues, customer revenues increased by $45.4 million during 2011 compared to 2010. Revenue growth during 2011 compared to 2010 reflects additional external aircraft leases by CAM, up $24.5 million, additional Boeing 767 aircraft operations being performed under the ACMI Services segment, up $12.7 million, and increased aircraft maintenance services, up $9.9 million, which is reflected under other activities. Revenue growth comparisons to 2010 are affected by the termination of the DHL ACMI agreement and S&R agreement with DHL in March 2010. Under the S&R agreement, DHL compensated and reimbursed ABX for its management and costs associated with DHL's network restructuring starting in May 2008 and continuing through March 2010. Revenues from the S&R agreement were $4.0 million in the first quarter of 2010.
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

As of December 31, 2011, CAM had 52 aircraft that were under lease, 31 of them internally to ATSG airlines. CAM's pre-tax earnings, inclusive of an interest expense allocation and $6.8 million for aircraft impairment charges, were $53.2 million and $41.6 million, during 2011 and 2010, respectively. CAM's pre-tax earnings, excluding the aircraft impairment charges, increased by $18.4 million for 2011 compared to 2010. Improved earnings reflected five more Boeing 767 freighter aircraft under lease since December 31, 2010. During 2011, CAM completed the freighter modification of two Boeing 767-200 aircraft and leased them to a Brazilian airline under long term leases. Also during 2011, CAM leased two additional Boeing 767-200 aircraft to DHL, fulfilling its commitment from March 2010 to lease 13 aircraft to DHL under long term leases. CAM also leased one additional Boeing 767-200 freighter aircraft to a Miami, Florida, based operator in 2011. During 2011, CAM completed the modification of its first two Boeing 767-300 freighter aircraft and leased the aircraft internally to its affiliate, ATI, which began to operate the aircraft for customers under ACMI agreements.
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
ACMI Services incurred a pre-tax loss of $13.8 million during 2011 due to asset impairment charges of $20.4 million. The pre-tax earnings for ACMI Services, excluding asset impairment charges, were $6.6 million from airline services for 2011 compared to $17.3 million from airline services during 2010. Operating results during 2011 were negatively impacted by the phase-out of BAX/Schenker's North American air network, unscheduled aircraft downtime, start-up costs for new Boeing 767 passenger operations and reductions in revenues from U.S. Military charters. As a result of unscheduled aircraft maintenance events, revenue flights were missed and higher operating expenses were incurred during the aircraft downtime. Some of the downtime affected DC-8 combi aircraft and Boeing 767 freighters operating in remote regions that were difficult to service. Revenues from the U.S. Military declined $2.6 million during 2011 compared to 2010 due to maintenance related cancellations and contractual rate reductions. The results for 2011 were impacted by start-up costs incurred by ATI in order for it to gain passenger authority and operate passenger routes under an ACMI agreement with a tourist operator beginning in April 2011. This agreement was primarily for the purpose of allowing ATI to build 12 months of passenger operating experience on the Boeing 767 aircraft, which is required in order to transport passengers for the U.S. Military on such aircraft. Additionally, ATI incurred higher crew training costs in 2011 to support the addition of its first two Boeing 767-300 aircraft during the year and transition DC-8 crews to the Boeing 767 aircraft.
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
Aircraft fleet activity during 2011 is summarized below by fleet type:
CAM completed the freighter modification of five Boeing 767-200 aircraft and ABX returned a Boeing 767-200 aircraft to CAM. CAM leased five more Boeing 767-200 aircraft to external customers under long-term agreements, including two to DHL, bringing to 13 the total number of Boeing 767-200 aircraft leased to DHL.
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
CAM purchased three Boeing 757 passenger aircraft with the intent of modifying two of them into combi configured aircraft and the other into a standard freighter. CAM completed the freighter modification of one Boeing 757 aircraft and it was placed into service during the fourth quarter of 2011.
We reduced the in-service number of Boeing 727 and DC-8 aircraft in response to the phase-out of BAX/Schenker's North American network and diminished demand for these aircraft. The carrying value for all of the Company's Boeing 727 and DC-8 freighter aircraft, engines and aircraft parts totaled $12.5 million as of December 31, 2011. These aircraft were not collateral for the Company's Senior Credit Agreement.

Other Activities
The Company sells aircraft parts and provides aircraft maintenance and modification services to other airlines. The Company also operates five U.S. Postal Service (“USPS”) sorting facilities. The Company provides ground equipment leasing and facility maintenance, including fuel services. Other activities also include the management of workers' compensation claims under an agreement with DHL and gains from the reduction in employee post-retirement obligations.
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
Fuel expense increased by $16.2 million during 2011 compared to 2010. The increase reflects the higher cost of aviation fuel which increased 38% during 2011 compared to 2010. The cost of fuel is generally reimbursed to our airlines under the operating agreements with their customers and are reflected as revenues. In conjunction with BAX/Schenker's phase-out of its dedicated North American air network in 2011, the Company no longer incurred fuel expenses or recording a related reimbursable revenue for the BAX/Schenker network.
Depreciation and amortization expense increased $3.5 million during 2011 compared to 2010. Depreciation expense increased during the year primarily due to the deployment of seven owned Boeing 767 aircraft since the beginning of 2011.
Maintenance, materials and repairs expense increased by $7.8 million during 2011 compared to 2010. The increase in maintenance expense was primarily a result of increased flight hours on the Company's Boeing 767-200 aircraft engines. The Company maintains the General Electric CF6 engines for its Boeing 767-200 aircraft through "power by the hour" agreements ("PBH agreements") with a major service provider. The Company incurs a fee under the PBH agreements for each flight hour operated. The Company has also arranged for CAM's external leasing customers to participate under its PBH arrangements. Engine maintenance expense increased due to the increase in hours flown by aircraft operated by the Company and an increase in hours flown by aircraft leased by CAM to external customers. During 2011 and 2010, the Company expensed 14 scheduled airframe heavy maintenance events. We experienced an increase in costs for parts during 2011 due to a declining supply of used Boeing 767 parts.
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
Rent expense increased by $9.9 million during 2011 compared to 2010. The increase primarily reflects five additional Boeing 767 freighter aircraft that we have added to the Company's fleet since the fourth quarter of 2010 and an increase in the rental rates for the Company's facilities in Wilmington, Ohio, in conjunction with a new lease agreement executed with a regional port authority in May 2010. Four of the five aircraft leased by the Company are owned by DHL and operated by ABX under the CMI agreement.
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
During 2011, the Company recorded a pre-tax net loss on derivatives of $4.9 million, reflecting the impact of lower market interest rates at December 31, 2011 on the interest rate swaps held by the Company. During, 2011, in conjunction with the Senior Credit Agreement, the Company terminated its hedge accounting of interest rate swaps related to the former term loan, which resulted in the recognition of $3.9 million of losses that had previously been reflected in other comprehensive income. Additionally, the Senior Credit Agreement requires the Company to maintain interest rate derivative instruments for at least 50% of the outstanding balance of the new subordinated term loan. As a result, the Company entered into a new interest rate swap in July of 2011. The Company did not designate the recent interest rate swap as a hedge for accounting purposes. Accordingly, the effect of lower interest rates since the purchase of the interest rate swap resulted in a net unrealized loss for 2011.
During 2011, the Company wrote off $2.9 million of unamortized debt issuance costs associated with the former credit agreement.
The effective tax rate from continuing operations for the year ended December 31, 2011, was 41.6% compared to 37.0% for 2010. The effective tax rate from continuing operations in 2011 was affected by impairment charges that are not deductible for federal income tax purposes. The Company's effective tax rate from continuing operations was approximately 39% for the year ended December 31, 2011, after adjusting for $2.8 million of non-deductible impairment charges. The effective tax rate increased for 2011 due to proportionately higher level of non-deductible tax expenses in 2011 compared to 2010. The effective tax rate for 2010 was lower due to the recognition of a deferred tax benefit of $0.4 million in the third quarter of 2010. The deferred tax benefit in 2010 related to a previously unrecognized tax position under the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740-10 Income Taxes. The statute of limitations for this item expired, resulting in the recording of the deferred tax benefit.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $110.6 million, $136.1 million and $112.3 million in 2012, 2011 and 2010, respectively. Cash flows generated from operating activities decreased in 2012 compared to 2011 primarily reflecting payments to vendors associated with the wind-down of the BAX/Schenker operations, the timing of cash collections from customers and additional pension contributions. Cash outlays for pension contributions were $24.7 million, $18.0 million and $36.6 million in 2012, 2011 and 2010, respectively. During 2010, cash flows included the receipt from DHL of amounts in reimbursement for severance payments made to employees and costs incurred arising from the termination of ABX's former contracts with DHL.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $155.2 million, $213.1 million and $110.7 million in 2012, 2011 and 2010, respectively. Capital expenditures in 2012 included $134.9 million for the acquisition of two Boeing 767-300 aircraft and one Boeing 757 aircraft and the costs of aircraft modifications, $11.3 million for required heavy maintenance and $9.0 million for other equipment costs. Our capital expenditures in 2011 included $184.3 million for the acquisition and modification of aircraft, $21.9 million for required heavy maintenance and $6.9 million for other equipment costs. Our capital expenditures in 2010 included $74.8 million for the acquisition and modification of aircraft, $29.9 million for required heavy maintenance and $6.0 million for other equipment costs.
Cash proceeds of $5.8 million, $11.1 million and $32.0 million were received in 2012, 2011 and 2010, respectively, for the sale of aircraft engines, airframes and parts. During 2010, we received proceeds from DHL to complete the sale of aircraft put to DHL under provisions of the former DHL ACMI agreement.
Net cash provided by financing activities was $23.8 million and $48.0 million in 2012 and 2011, respectively. Our borrowing activities were necessary to finance the our strategy to acquire and modify aircraft for deployment into the air cargo markets. During 2012, we drew $50.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $26.2 million. Additionally, $6.2 million of the principal balance of the DHL promissory note was extinguished during 2012, pursuant to the CMI agreement with DHL. During 2010, we made principal payments of $70.2 million and did not need to draw from the revolving credit facility.
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
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd. ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of December 31, 2012, five such aircraft have completed the modification process, one Boeing 767-300 aircraft was undergoing modification to a standard freighter configuration and one Boeing 767-300 aircraft was awaiting modification. If the Company were to cancel the conversion program as of December 31, 2012, it would owe IAI approximately $2.0 million associated with engineering efforts, and conversion part kits.
Since October 2010, the Company has entered into separate agreements with Precision Conversions, LLC (“Precision”) for the conversion of Boeing 757 passenger aircraft to standard freighter configuration and a combi aircraft variant. The Boeing 757 combi variant developed by Precision incorporates 10 full cargo pallet positions along with seating for up to 52 passengers. As of December 31, 2012, one Boeing 757 had completed, and another was undergoing, the modification process for standard freighter configuration and a third Boeing 757 aircraft was in the combi conversion process. If the Company were to cancel the conversion program as of December 31, 2012, it would owe Precision approximately $5.0 million associated with engineering efforts and conversion part kits.
In December 2012, the Company entered an agreement to purchase three Boeing 757 aircraft modified for combi service and a spare engine. The Company purchased one of the aircraft in 2012 while the other two and the spare engine were purchased in January of 2013.

The table below summarizes the Company's contractual obligations and commercial commitments (in thousands) as of December 31, 2012.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long term debt, including interest payments	$409,296	$33,360	$68,434	$289,892	$17,610
Operating leases	78,323	25,208	35,060	13,791	4,264
Hangar lease	18,303	—	1,194	1,666	15,443
Aircraft purchase and modification obligations	55,599	55,599	—	—	—
Total contractual cash obligations	$561,521	$114,167	$104,688	$305,349	$37,317
The long term debt bears interest at 2.47% to 7.36% per annum.
In 2012, the Company entered into agreements with the CCPA to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company acts as construction agent for the CCPA and began construction of a 100,000 square foot aircraft hangar in 2013. The hangar is projected to cost approximately $15.7 million and is expected to take approximately 12 to 14 months to complete. The CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The table above does not include the costs to build the hangar because the projected costs will be reimbursed by the State of Ohio during the construction period. The costs incurred to build the hangar will be included in "Property and equipment" and the amounts that are reimbursed through the State of Ohio and the CCPA will be included in "Other liabilities" on the Company's balance sheet. We will begin to make lease payments for the hangar directly to the trustee for the State of Ohio beginning in 2014. The initial term of the hangar lease expires in 2036.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $29.9 million expected to be paid in 2013.
We estimate that capital expenditures for 2013 will be $95 million for the acquisition of two Boeing 757 aircraft, related modification costs for Boeing 767-300 and Boeing 757 aircraft and other aircraft related expenditures. Also, capital expenditures for 2013 are expected to include an additional $15 million for the new hangar construction and other projects. Actual capital spending for any future period will be impacted by the progress in the aircraft modification process and hangar construction. We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flow and the Senior Credit Agreement.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsuborinated term loan of $144.4 million and a revolving credit facility from which the Company has drawn $143.0 million, net of repayments as of December 31, 2012. On July 20, 2012, the Company executed the first amendment to the Senior Credit Agreement ("Credit Amendment"). The Credit Amendment increased the amount available under the revolving credit facility by $50 million to $225 million, extended the maturity of the term loan and revolving credit facility to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50 million, subject to the lenders' consent. If the Company exercises the accordion feature, the same terms and conditions of the Senior Credit Agreement would apply to the accordion feature and additional collateral would need to be posted to maintain the 150% collateral coverage requirement. The additional debt may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.47%. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement.
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
At December 31, 2012, the Company had $15.4 million of cash balances. The Company had $70.9 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $11.1 million. In January 2013, the Company drew an additional $60.0 million through the revolving credit facility to finance aircraft acquisitions and related modification costs. If needed, the Company also expects to have available the $50 million accordion feature noted above. As specified under the terms of ABX's CMI agreement with DHL, the $14.0 million balance at December 31, 2012 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012 and 2011, we were not involved in any material unconsolidated SPE transactions.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an ongoing basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. Those factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following significant and critical accounting policies involve the more significant judgments and estimates used in preparing the consolidated financial statements.
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
We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for ATI and CAM using multiples of EBITDAR, EBITDA, EBIT and revenues from comparable publicly traded companies. Based on our analysis, as of December 31, 2012, CAM's fair value exceeded its carrying value by more than 25% and ATI's fair value exceeded its carrying value by 7%.
The Company's key assumptions used for goodwill testing include uncertainties. Those uncertainties include the level of demand for cargo aircraft by shippers, the U.S. Military and freight forwarders and CAM's ability to lease aircraft near expected modification completion dates. We anticipate that CAM will successfully modify two Boeing 767 freighter aircraft over the next year and place them under long term lease agreements. We anticipate that CAM will successfully complete the modification of four Boeing 757 aircraft into combi configuration and one Boeing 757 aircraft to standard freighter configuration and that ATI will deploy them over the next year. We expect that ATI will operate four combi aircraft for the U.S. Military and that ATI will operate four Boeing 757 aircraft and eight Boeing 767 aircraft for DHL and other customers. The demand for customer airlift is projected based on input from customers, the volume of bids requested by the U.S. Military, management's interface with customer planning personnel and aircraft utilization trends. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences for cargo aircraft may be impacted by changes in aviation fuel prices. Key customers, including the U.S. Military, may decide that they do not need as many aircraft as projected, or they may find alternative airlift.
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
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 6.75%. Our assumed rate of return is based on a targeted long term investment allocation of 50% equity securities, 45% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2012 was 48% equities, 49% fixed income, 3% real estate and 0% cash. The pension trust includes $44.2 million of investments (6% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return remained at 6.75% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2012 would be increased by approximately $6.8 million. We use a market value of assets as of the measurement date for determining pension expense.
In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note H to the accompanying consolidated financial statements), but also affects the succeeding year’s pension and post-retirement healthcare costs. The discount rates selected for December 31, 2012, based on the method described above, were 4.25%. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2012 would be increased by approximately $5.5 million.
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
The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2012
Change in assumption	2012 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$6,813	$—	$—
50 basis point decrease in discount rate	5,498	(65,745)	65,745
Aggregate effect of all the above changes	12,311	(65,745)	65,745

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
On May 9, 2011, the Company executed a syndicated credit agreement ("Senior Credit Agreement"). The Senior Credit Agreement includes a term loan of $150 million. On July 20, 2012, the Company executed the first amendment to the Senior Credit Agreement (“Credit Amendment”). The Credit Amendment increased the amount available under the revolving credit loan by $50 million, extended the maturity of the term loan and revolving credit loan to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50.0 million, subject to the lenders' consent. Under the terms of the Senior Credit Agreement, interest rates will be adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates (see Note F to the consolidated financial statements). The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the new unsubordinated term loan. Accordingly, in July 2011, the Company entered into a new interest rate swap instrument. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The notional values were $72.2 million as of December 31, 2012. See Note J in the accompanying consolidated financial statements for a discussion of our accounting treatment for these hedging transactions.
As of December 31, 2012, the Company has $77.1 million of fixed interest rate debt and $287.4 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $1.3 million for the year ended December 31, 2012.
The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long term debt through a hypothetical 20% increase in interest rates. As of December 31, 2012, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate debt by approximately $1.8 million.
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
At December 31, 2012, ABX's defined benefit pension plans had total investment assets of $682.6 million under investment management. See Note H in the accompanying consolidated financial statements for further discussion of these assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2012, and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company's two principal customers account for a substantial portion of the Company's revenue. The Company's financial security is dependent on its ongoing relationship with its principal customers existing as of December 31, 2012.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dayton, Ohio
March 4, 2013

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,442	$30,503
Accounts receivable, net of allowance of $749 in 2012 and $434 in 2011	47,858	42,278
Inventory	9,430	8,906
Prepaid supplies and other	8,855	9,785
Deferred income taxes	19,154	31,548
Aircraft and engines held for sale	3,360	9,831
TOTAL CURRENT ASSETS	104,099	132,851
Property and equipment, net	818,924	748,913
Other assets	20,462	18,579
Intangibles	5,146	6,396
Goodwill	86,980	86,980
TOTAL ASSETS	$1,035,611	$993,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,521	$48,360
Accrued salaries, wages and benefits	22,917	23,226
Accrued expenses	8,502	10,291
Current portion of debt obligations	21,265	13,223
Unearned revenue	10,311	12,487
TOTAL CURRENT LIABILITIES	99,516	107,587
Long term debt obligations	343,216	333,681
Post-retirement liabilities	185,097	185,562
Other liabilities	62,104	54,212
Deferred income taxes	46,422	42,530
TOTAL LIABILITIES	736,355	723,572
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,130,056 and 64,015,789 shares issued and outstanding in 2012 and 2011, respectively	641	640
Additional paid-in capital	523,087	520,613
Accumulated deficit	(107,185)	(148,059)
Accumulated other comprehensive loss	(117,287)	(103,047)
TOTAL STOCKHOLDERS’ EQUITY	299,256	270,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,035,611	$993,719

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2012	2011	2010
REVENUES	$607,438	$730,133	$667,382
OPERATING EXPENSES
Salaries, wages and benefits	184,644	188,884	176,988
Fuel	53,928	150,003	133,776
Maintenance, materials and repairs	97,540	86,929	79,143
Depreciation and amortization	84,477	91,063	87,594
Travel	22,683	28,335	22,709
Rent	25,970	25,201	15,339
Landing and ramp	15,973	22,630	23,782
Insurance	7,716	9,309	9,171
Impairment of goodwill	—	2,797	—
Impairment of acquired intangibles	—	2,282	—
Impairment of aircraft	—	22,065	—
Other operating expenses	35,819	38,006	37,204
	528,750	667,504	585,706
OPERATING INCOME	78,688	62,629	81,676
OTHER INCOME (EXPENSE)
Interest income	136	179	316
Interest expense	(14,383)	(14,181)	(18,675)
Net gain (loss) on derivative instruments	1,879	(4,881)	—
Write-off of unamortized debt issuance costs	—	(2,886)	—
	(12,368)	(21,769)	(18,359)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	66,320	40,860	63,317
INCOME TAX EXPENSE	(24,672)	(16,995)	(23,413)
EARNINGS FROM CONTINUING OPERATIONS	41,648	23,865	39,904
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(774)	(673)	(70)
NET EARNINGS	$40,874	$23,192	$39,834

BASIC EARNINGS PER SHARE
Continuing operations	$0.66	$0.38	$0.64
Discontinued operations	(0.02)	(0.01)	(0.01)
TOTAL BASIC EARNINGS PER SHARE	$0.64	$0.37	$0.63

DILUTED EARNINGS PER SHARE
Continuing operations	$0.65	$0.37	$0.62
Discontinued operations	(0.02)	(0.01)	—
TOTAL DILUTED EARNINGS PER SHARE	$0.63	$0.36	$0.62

WEIGHTED AVERAGE SHARES
Basic	63,461	63,284	62,807
Diluted	64,420	64,085	64,009

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31
	2012	2011	2010
NET EARNINGS	$40,874	$23,192	$39,834
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension
Actuarial gain (loss) for retiree liabilities	(27,518)	(91,715)	(19,685)
Reclassifications to net income	10,681	2,700	2,068
Income tax benefit	5,861	32,714	6,395
Defined Benefit Post-Retirement
Actuarial gain (loss) for retiree liabilities	168	192	22,659
Reclassifications to net income	(5,119)	(5,341)	(3,847)
Income tax (expense) or benefit	1,724	1,892	(6,827)
Gains and Losses on Derivatives
Unrealized gain (loss) for derivative instruments	—	631	(848)
Reclassifications to net income	(57)	3,709	(106)
Income tax (expense) or benefit	20	(1,595)	346

TOTAL COMPREHENSIVE INCOME (LOSS)	$26,634	$(33,621)	$39,989

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2012	2011	2010
OPERATING ACTIVITIES:
Net earnings from continuing operations	$41,648	$23,865	$39,904
Net loss from discontinued operations	(774)	(673)	(70)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of aircraft	—	22,065	—
Impairment of goodwill and acquired intangibles	—	5,079	—
Depreciation and amortization	84,477	91,063	87,594
Pension and post-retirement	5,562	(2,641)	(1,990)
Deferred income taxes	23,749	17,126	20,820
Amortization of stock-based compensation	3,231	2,877	1,720
Amortization of DHL promissory note	(6,200)	(6,200)	(4,650)
Net (gain) loss on derivative instruments	(1,879)	4,881	—
Write-off of unamortized debt issuance costs	—	2,886	—
Changes in assets and liabilities:
Accounts receivable	(4,328)	1,980	41,529
Inventory and prepaid supplies	(1,759)	(13)	(6,253)
Accounts payable	(5,688)	(1,715)	2,729
Unearned revenue	654	9,337	6,789
Accrued expenses, salaries, wages, benefits and other liabilities	4,898	(8,209)	(44,648)
Pension and post-retirement liabilities	(27,926)	(23,159)	(32,789)
Other	(5,032)	(2,443)	1,578
NET CASH PROVIDED BY OPERATING ACTIVITIES	110,633	136,106	112,263
INVESTING ACTIVITIES:
Capital expenditures	(155,243)	(213,083)	(110,681)
Proceeds from property and equipment	5,772	11,147	31,981
Proceeds from the redemption of interest-bearing investments	—	1,750	—
NET CASH (USED IN) INVESTING ACTIVITIES	(149,471)	(200,186)	(78,700)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(26,223)	(214,424)	(70,249)
Proceeds from borrowings	50,000	265,000	—
Financing fees	—	(2,536)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,777	48,040	(70,249)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,061)	(16,040)	(36,686)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,503	46,543	83,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,442	$30,503	$46,543

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$13,195	$12,985	$16,656
Federal alternative minimum and state income taxes paid	$377	$2,448	$523
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$6,200	$6,200	$4,650
Accrued capital expenditures	$4,770	$10,921	$1,404
See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2010	63,416,564	$634	$502,822	$(211,085)	$(46,389)	$245,982
Stock-based compensation plans
Grant of restricted stock	367,200	4	(4)			—
Withholdings of common shares, net of issuances	(95,736)	(1)	(958)			(959)
Forfeited restricted stock	(35,800)	—	—			—
Tax benefit from common stock compensation			498			498
Amortization of stock awards and restricted stock			1,720			1,720
Debt extinguishment, net of tax			14,847			14,847
Total comprehensive income				39,834	155	39,989
BALANCE AT DECEMBER 31, 2010	63,652,228	$637	$518,925	$(171,251)	$(46,234)	$302,077
Stock-based compensation plans
Grant of restricted stock	313,300	3	(3)			—
Issuance of common shares, net of withholdings	161,161	1	(1,187)			(1,186)
Forfeited restricted stock	(110,900)	(1)	1			—
Amortization of stock awards and restricted stock			2,877			2,877
Total comprehensive income (loss)				23,192	(56,813)	(33,621)
BALANCE AT DECEMBER 31, 2011	64,015,789	$640	$520,613	$(148,059)	$(103,047)	$270,147
Stock-based compensation plans
Grant of restricted stock	254,200	3	(3)			—
Withholdings of common shares, net of issuances	(83,933)	(1)	(755)			(756)
Forfeited restricted stock	(56,000)	(1)	1			—
Amortization of stock awards and restricted stock			3,231			3,231
Total comprehensive income (loss)				40,874	(14,240)	26,634
BALANCE AT DECEMBER 31, 2012	64,130,056	$641	$523,087	$(107,185)	$(117,287)	$299,256

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include an aircraft leasing company and independently certificated airlines. The Company provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, it offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers.
The airlines, ABX Air, Inc. (“ABX”), Capital Cargo International Airlines, Inc. (“CCIA”) and Air Transport International, Inc. (“ATI”), each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees.
The Company provides aircraft and airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI") services. The Company serves a base of concentrated customers who have a diverse line of international cargo traffic. DHL Network Operations (USA), Inc. and its affiliates, “DHL,” is the Company's largest customer. ATI provides passenger transportation, primarily to the U.S. Military, using "combi" aircraft, which are certified to carry passengers as well as cargo on the main deck.
In addition to its airline operations and aircraft leasing services, the Company sells aircraft parts, provides aircraft and equipment maintenance services, and operates mail sorting facilities for the U.S. Postal Service (“USPS”).
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Inter-company balances and transactions have been eliminated. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Inventory
The Company’s inventory is comprised primarily of expendable aircraft parts and supplies used for aircraft maintenance. Inventory is generally charged to expense when issued for use on a Company aircraft. The Company values its inventory of aircraft parts and supplies at weighted-average cost and maintains a related obsolescence reserve. The Company records an obsolescence reserve on a base stock of inventory for each fleet type. The amortization of base stock for the obsolescence reserve corresponds to the expected life of each fleet type. Additionally, the Company monitors the usage rates of inventory parts and segregates parts that are technologically outdated or no longer used in its fleet types. Slow moving and segregated items are actively marketed and written down to their estimated net realizable values based on market conditions.
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
Goodwill and Intangible Assets
The Company assesses, during the fourth quarter of each year, the carrying value of goodwill. Finite-lived intangible assets are amortized over their estimated useful economic lives. The Company also conducts impairment assessments of goodwill, indefinite-lived intangible assets and finite-lived intangible assets whenever events or changes in circumstance indicate an impairment may have occurred.
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
Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are summarized as follows:

DC-8 combi aircraft and flight equipment	1 year
Boeing 767 and 757 aircraft and flight equipment	10 to 20 years
Support equipment	5 to 10 years
Vehicles and other equipment	3 to 8 years
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

The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. The costs for ABX's Boeing 767-200 airframe maintenance, which is the majority of the Company's aircraft fleet, are expensed as they are incurred. The costs of major airframe maintenance for the Company's other aircraft are capitalized and amortized over the useful life of the overhaul. The Company's General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” agreements with an engine maintenance provider. Under the power by the hour agreements, the engines are maintained by the service provider for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for the airlines’ other aircraft engines, including those on the Boeing 767-300 and Boeing 757 aircraft, are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the useful life of the overhaul.
Under certain leases, the Company is required to make periodic payments to the lessor for future maintenance events such as engine overhauls and major airframe maintenance. These payments are recorded as deposits until drawn for qualifying maintenance costs. The maintenance costs are expensed or capitalized in accordance with the airline's accounting policy for major airframe and engine maintenance. The Company evaluates at the balance sheet date, whether it is probable that an amount on deposit will be returned by the lessor to reimburse the costs of the maintenance activities. When an amount on deposit is less than probable of being returned, it is recognized as additional maintenance expense.
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $2.8 million, $2.2 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $31.6 million and $31.2 million at December 31, 2012 and December 31, 2011, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.

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

Revenue Recognition
Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through customer agreements, including consumption of aircraft fuel, are generally recognized as the costs are incurred. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Revenues from the sale of aircraft parts and engines are recognized when the parts are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from sorting parcels are recognized in the reporting period in which the services are performed.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 53%, 36% and 36% of the Company's consolidated revenues from continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s balance sheets include accounts receivable with DHL of $18.3 million and $9.8 million as of December 31, 2012 and December 31, 2011, respectively.
The Company leases Boeing 767 aircraft to DHL under long term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company and Boeing 767 aircraft that DHL owns. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases or owns. The Company also provides Boeing 767 and Boeing 757 air cargo transportation services for DHL through additional ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown. The Company also provides ground equipment, such as power units, and related maintenance services to DHL under separate agreements.
As of December 31, 2012, 26 of the 54 in service aircraft owned or leased by the Company, were under contract to DHL. In January 2013, the Company reached agreements to operate three more Boeing 767-200 aircraft and a Boeing 757 aircraft for DHL's U.S. network. These aircraft replace the Boeing 727 aircraft that were retired at the end of 2012.
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
No services were performed for Bax/Schenker during 2012. Revenues from the services performed for BAX/Schenker were approximately 26% and 29% of the Company’s total revenues from continuing operations for the years ended December 31, 2011 and 2010, respectively. The Company’s balance sheets had no accounts receivable with BAX/Schenker as of December 31, 2012, and included accounts receivable with BAX/Schenker of $5.5 million as of December 31, 2011, respectively.

U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 16%, 12% and 14% of the Company's total revenues from continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $4.2 million and $5.2 million as of December 31, 2012 and December 31, 2011, respectively.

NOTE C—GOODWILL AND OTHER INTANGIBLES
The Company has two reporting units that have goodwill, ATI (a component of the ACMI Services segment) and CAM. In conjunction with the phase-out of BAX/Schenker's dedicated airlift in North America (see Note B), which relied on operations provided by the Company, the Company tested the carrying values of goodwill and related intangible assets as of July 31, 2011. The Company recognized an impairment charge in 2011 to reduce the value of the recorded goodwill and customer relationship intangible associated with ATI to $52.6 million and $2.5 million, respectively. The Company determined the fair values of ATI and CAM separately using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). BAX/Schenker's decision to discontinue a dedicated U.S. air network using ATI's DC-8 aircraft was precipitated by prolonged recessionary conditions and trends toward higher fuel prices. ATI's goodwill and related intangible assets were not impaired further because of expected future net cash flows from its growing fleet of Boeing 767 aircraft and combi aircraft services that it provides to the U.S. Military.
The carrying amounts of goodwill by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2010	$55,382	$34,395	$89,777
Impairment	(2,797)	—	(2,797)
Carrying value as of December 31, 2011	$52,585	$34,395	$86,980
Carrying value as of December 31, 2012	$52,585	$34,395	$86,980
The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2010	$5,259	$4,000	$9,259
Amortization	(581)	—	(581)
Impairment	(2,282)	—	(2,282)
Carrying value as of December 31, 2011	$2,396	$4,000	$6,396
Amortization	(250)	(1,000)	(1,250)
Carrying value as of December 31, 2012	$2,146	$3,000	$5,146
The customer relationship intangible amortizes over eight more years. The Company recorded amortization expense for the customer relationship intangible asset of $0.3 million, $0.6 million and $0.8 million for the years ending December 31, 2012, 2011 and 2010, respectively. The airline certificate related to CCIA' s Boeing 727 aircraft operations amortized through December 31, 2012. The remaining airline certificates have an indefinite life and therefore are not amortized.

NOTE D—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swaps are reported on the Company’s consolidated balance sheets at fair values based on market values from identical or comparable transactions. The fair value of the Company’s money market funds and interest rate swaps are based on observable inputs (Level 2) from comparable market transactions. The use of significant unobservable inputs (Level 3) was not necessary in determining the fair value of the Company’s financial assets and liabilities.
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2012	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$18	$339	$—	$357
Total Assets	$18	$339	$—	$357
Liabilities
Interest rate swap	$—	$(3,146)	$—	$(3,146)
Total Liabilities	$—	$(3,146)	$—	$(3,146)

As of December 31, 2011	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$10,002	$11,541	$—	$21,543
Total Assets	$10,002	$11,541	$—	$21,543
Liabilities
Interest rate swap	$—	$(5,024)	$—	$(5,024)
Total Liabilities	$—	$(5,024)	$—	$(5,024)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $3.8 million more than the carrying value, which was $364.5 million at December 31, 2012. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31, 2012	December 31, 2011
Aircraft and flight equipment	$1,148,781	$1,012,000
Support equipment	52,209	51,297
Vehicles and other equipment	1,597	1,589
Leasehold improvements	814	714
	1,203,401	1,065,600
Accumulated depreciation	(384,477)	(316,687)
Property and equipment, net	$818,924	$748,913
CAM owned aircraft with a carrying value of $273.4 million and $316.4 million that were under leases to external customers as of December 31, 2012 and 2011, respectively. Minimum future lease payments for aircraft and equipment leased to external customers as of December 31, 2012 is scheduled to be $53.0 million, $52.4 million, $52.4 million, $45.0 million and $20.2 million for each of the next five years ending December 31, 2017.
Stagnant economic growth and higher fuel prices precipitated BAX/Schenker's decision to phase-out its North American air network in 2011 and diminished the demand for the Company's Boeing 727 and DC-8 freighter aircraft.

These aircraft are less fuel efficient and generally require higher maintenance costs to maintain acceptable levels of reliability compared to more modern aircraft. As a result of these conditions and BAX/Schenker's decision in July 2011 to phase-out its North American air network, the Company decided to retire the Boeing 727 and DC-8 freighter fleets. The Company has marketed the aircraft engines, parts and airframes to other operators and aircraft parts dealers. During the third quarter of 2011, the Company recorded a pre-tax impairment charge totaling $22.1 million to reduce the carrying values of its Boeing 727 and DC-8 freighters, engines and related parts to their estimated fair value. The Company determined the fair values of these aircraft with the assistance of an independent appraiser using comparable market sales (level 2 fair value inputs). The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $3.4 million and $9.8 million as of December 31, 2012 and 2011, respectively.
Cash flows generated from sales of aircraft and engines totaled $5.8 million, $11.1 million and $32.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the fourth quarter of 2011, the Company received $10.7 million from BAX/Schenker for the reimbursement of capitalized maintenance costs for aircraft removed from service. In May 2010, DHL paid the Company $29.7 million for the carrying value of the five Boeing 767 non-standard freighter aircraft and 26 DC-9 aircraft previously put to DHL under the terms of the DHL ACMI agreement. Gains or losses from the sale of aircraft and spare engines are recorded in other operating expenses on the statement of operations.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	December 31,	December 31,
	2012	2011
Unsubordinated term loan	$144,375	$150,000
Revolving credit facility	143,000	106,000
Aircraft loans	63,156	70,754
Promissory note due to DHL, unsecured	13,950	20,150
Total long term obligations	364,481	346,904
Less: current portion	(21,265)	(13,223)
Total long term obligations, net	$343,216	$333,681
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. In July 2012, the Company executed the first amendment to the Senior Credit Agreement (“Credit Amendment”). The Credit Amendment increased the amount available under the revolving credit facility by $50 million to $225.0 million, extended the maturity of the term loan and revolving credit facility to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50.0 million, subject to the lenders' consent.
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.47% and 2.47%, respectively. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of December 31, 2012, the unused revolving credit facility totaled $70.9 million, net of draws of $143.0 million and outstanding letters of credit of $11.1 million. In January 2013, the Company drew $60.0 million from the revolving credit facility to finance additional aircraft acquisitions and modification costs.
The aircraft loans are collateralized by six aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. Interest rates range from 6.74% to 7.36% per annum payable monthly.

The scheduled annual principal payments on long term debt, as of December 31, 2012, for the next five years are as follows (in thousands):

Principal Payments
2013	$21,265
2014	23,721
2015	24,344
2016	33,865
2017	243,695
2018 and beyond	17,591
$364,481
The promissory note payable to DHL becomes due in August 2028 as a balloon payment, unless it is extinguished sooner under the terms of the CMI agreement. Beginning April 1, 2010 and extending through the term of the CMI agreement, the balance of the note is amortized ratably without cash payment in exchange for services provided and, thus, is expected to be completely amortized by April 2015. The promissory note bears interest at a rate of 5% per annum, and DHL reimburses ABX the interest expense from the note through the term of the CMI agreement.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and total capacity of the revolving credit facility. The Senior Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt to EBITDA ratio and a fixed charge coverage ratio. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement. The Company is currently in compliance with the financial covenants specified in the Senior Credit Agreement. The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $50.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under two times, after giving effect to the dividend or repurchase. Under the provisions of its promissory note due to DHL, the Company is required to prepay the DHL note in the amount of $0.20 for each dollar of dividend distributed to its stockholders. The same prepayment stipulation applies to stock repurchases.
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

NOTE G—COMMITMENTS AND CONTINGENCIES
Leases Commitments
The Company leases six Boeing 767 aircraft, airport facilities, office space, maintenance facilities and certain equipment under operating leases. In December 2012, the Company entered into agreements with the Clinton County Port Authority ("CCPA") to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company acts as construction agent for the CCPA and began construction of a 100,000 square foot aircraft hangar in 2013. While the current facility houses aircraft as large as the Boeing 767, the new hangar will provide the capability of servicing aircraft as large as a Boeing 747 and a Boeing 777. The hangar is anticipated to cost approximately $15.7 million and is expected to take 12 to 14 months to complete. The CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The costs incurred to build the hangar will be included in "Property and equipment" and the amounts that are reimbursed through the State of Ohio and the CCPA will be included in "Other liabilities" on the Company's balance sheet. The Company will begin to make lease payments for the hangar directly to the trustee for the State of Ohio beginning in 2014.
The future minimum lease payments of the Company as of December 31, 2012 are scheduled below (in thousands):

	Operating Leases	Hangar Lease
2013	$25,208	$—
2014	22,477	592
2015	12,583	602
2016	8,922	832
2017	4,869	834
2018 and beyond	4,264	15,443
Total minimum lease payments	$78,323	$18,303
Aircraft Commitments
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd. ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of December 31, 2012, five such aircraft have completed the modification process, one Boeing 767-300 aircraft was undergoing modification to a standard freighter configuration and one Boeing 767-300 aircraft was awaiting modification. If the Company were to cancel the conversion program as of December 31, 2012, it would owe IAI approximately $2.0 million associated with engineering efforts and conversion part kits.
Since October 2010, the Company has entered into separate agreements with Precision Conversions, LLC (“Precision”) for the conversions of Boeing 757 passenger aircraft to standard freighter configuration and a combi aircraft variant. The Boeing 757 combi variant developed by Precision incorporates 10 full cargo pallet positions along with seating for up to 52 passengers. As of December 31, 2012, one Boeing 757 had completed the modification process for standard freighter configuration, one Boeing 757 aircraft was in the freighter conversion process and yet another one was in the combi conversion process. If the Company were to cancel the conversion program as of December 31, 2012, it would owe Precision approximately $5.0 million associated with engineering efforts and conversion part kits.
In December 2012, the Company entered an agreement to purchase three Boeing 757 aircraft modified for combi service and a spare engine. The Company purchased one of the aircraft in December 2012 and the other two aircraft and spare engine in January 2013.
Guarantees and Indemnifications
Certain leases and agreements of the Company contain guarantees and indemnification obligations to the lessor, or one or more other parties that are considered reasonable and customary (e.g. use, tax and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease or agreement.
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
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.5 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX has exhausted its appeals with respect to the first administrative penalty, but is continuing to pursue the appeal of the remaining three.
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
Employees Under Collective Bargaining Agreements
As of December 31, 2012, the flight crewmember employees of ABX, ATI and CCIA were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	14.3%
ATI	Airline Pilots Association	5.9%
CCIA	Airline Pilots Association	4.1%

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
Funded Status  (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2012	2011	2012	2011
Accumulated benefit obligation	$860,463	$772,612	$8,781	$9,275
Change in benefit obligation
Obligation as of January 1	$772,612	$694,548	$9,275	$10,135
Service cost	—	—	269	247
Interest cost	37,089	37,163	379	389
Curtailment gain	—	—	—	—
Special termination benefits	—	—	—	—
Plan amendment	—	—	(460)	—
Plan transfers	1,657	871	—	—
Benefits paid	(26,130)	(23,501)	(974)	(1,304)
Actuarial (gain) loss	75,235	63,531	292	(192)
Obligation as of December 31	$860,463	$772,612	$8,781	$9,275
Change in plan assets
Fair value as of January 1	$594,697	$588,494	$—	$—
Actual gain on plan assets	87,598	10,842	—	—
Plan transfers	1,657	871	—	—
Employer contributions	24,731	17,991	974	1,304
Benefits paid	(26,130)	(23,501)	(974)	(1,304)
Fair value as of December 31	$682,553	$594,697	$—	$—
Funded status
Recorded liabilities—net underfunded	$(177,910)	$(177,915)	$(8,781)	$(9,275)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2012, 2011 and 2010, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$2,286	$269	$247	341
Interest cost	37,089	37,163	36,678	379	389	800
Expected return on plan assets	(39,882)	(39,027)	(35,600)	—	—	—
Amortization of prior service cost	—	—	—	433	529	364
Amortization of net (gain) loss	10,681	2,700	2,069	(5,552)	(5,552)	(4,167)
Net periodic benefit cost	$7,888	$836	$5,433	$(4,471)	$(4,387)	$(2,662)
In 2010, the Company modified the post-retirement health plans for ABX employees. Benefits for covered individuals now terminates upon reaching age 65 under the modified post-retirement healthcare plans.

Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31, 2012, are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2012	2011	2012	2011
Unrecognized prior service cost	$—	$—	$(9,836)	$(14,929)
Unrecognized net actuarial loss	182,342	165,505	2,920	3,061
Accumulated other comprehensive (income) loss	$182,342	$165,505	$(6,916)	$(11,868)
The following table sets forth the amounts of unrecognized net actuarial loss and (gain) recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2013 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$12,295	$419
Prior Service Cost	—	(5,654)
Assumptions
Assumptions used in determining ABX’s pension obligations at December 31 were as follows:

	Pension Plans
	2012	2011	2010
Discount rate - crewmembers	4.25%	5.10%	5.35%
Discount rate - non-crewmembers	4.25%	4.65%	5.55%
Expected return on plan assets	6.75%	6.75%	6.75%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 3.35% for pilots and 2.95% for non-pilots at December 31, 2012. The discount rate used to determine post-retirement healthcare obligations was 4.60% for pilots and 4.05% for non-pilots at December 31, 2011. The discount rate used to determine post-retirement healthcare obligations was 4.15% for pilots and 4.15% for non-pilots at December 31, 2010. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not effect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2012	2011
Cash	—%	2%
Equity securities	48%	46%
Fixed income securities	49%	50%
Real estate	3%	2%
	100%	100%
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
Cash Flows
In 2012 and 2011, the Company made contributions to its defined benefit plans of $24.7 million and $18.0 million, respectively. The Company estimates that its contributions in 2013 will be approximately $27.7 million for its defined benefit pension plans and $1.1 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2013	$28,810	$1,105
2014	32,901	1,009
2015	32,166	922
2016	34,639	841
2017	36,711	823
Years 2018 to 2022	217,159	3,944
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
Common Trust Funds—Common trust funds are composed of shares or units in non-publicly traded funds whereby the underlying assets in these funds (cash, cash equivalents, fixed income securities and equity securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are classified as Level 2 investments.
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
The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2012	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$—	$—	$—	$—
Common trust funds	—	5,720	—	5,720
Corporate stock	63,396	2,123	—	65,519
Mutual funds	96,008	138,846	—	234,854
Fixed income investments	5,832	326,478	—	332,310
Real estate	—	—	17,181	17,181
Hedge funds and private equity	—	—	26,969	26,969
Total plan assets	$165,236	$473,167	$44,150	$682,553

As of December 31, 2011	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$14	$—	$—	$14
Common trust funds	—	17,495	—	17,495
Corporate stock	49,169	197	—	49,366
Mutual funds	73,910	125,027	—	198,937
Fixed income investments	17,009	271,560	—	288,569
Real estate	—	—	14,557	14,557
Hedge funds and private equity	—	—	25,759	25,759
Total plan assets	$140,102	$414,279	$40,316	$594,697
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

	Hedge Funds & Private Equity	Real Estate Investments	Total
January 1, 2011	$25,510	$12,214	$37,724
Unrealized gains	713	2,343	3,056
Purchases & settlements	(464)	—	(464)
December 31, 2011	$25,759	$14,557	$40,316
Unrealized gains	3,612	2,624	6,236
Purchases & settlements	(2,402)	—	(2,402)
December 31, 2012	$26,969	$17,181	$44,150

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

	Years Ended December 31
	2012	2011	2010
Capital accumulation plans	$5,300	$4,938	$4,527
Profit sharing plans	—	—	110
Total expense	$5,300	$4,938	$4,637

NOTE I—INCOME TAXES
At December 31, 2012, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $93.4 million, which begin to expire in 2024 if not utilized before then. The deferred tax asset balance includes $1.1 million net of a $0.2 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. During the second quarter of 2008, ABX recorded a valuation allowance against these state NOLs for potential changes in DHL's network operations. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets.

The significant components of the deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31
	2012	2011
Deferred tax assets:
Net operating loss carryforward and federal credits	$34,401	$35,814
Capital and operating leases	1,742	763
Post-retirement employee benefits	62,823	65,695
Employee benefits other than post-retirement	18,010	17,324
Inventory reserve	3,181	3,172
Deferred revenue	10,770	9,624
Other	458	221
Deferred tax assets	131,385	132,613
Deferred tax liabilities:
Accelerated depreciation	(147,282)	(130,180)
Partnership items	(9,418)	(12,384)
State taxes	(1,724)	(802)
Valuation allowance against deferred tax assets	(229)	(229)
Deferred tax liabilities	(158,653)	(143,595)
Net deferred tax (liability)	$(27,268)	$(10,982)
The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2012	2011	2010
Current taxes:
Federal	$—	$(950)	$1,275
Foreign	337	—	—
State	145	426	1,278
Deferred taxes:
Federal	23,454	15,968	20,452
Foreign	—	—	—
State	736	1,551	408
Total deferred tax expense	24,190	17,519	20,860
Total income tax expense from continuing operations	$24,672	$16,995	$23,413
Income tax expense (benefit) from discontinued operations	$(441)	$(393)	$(40)
Income tax expense (benefit) for debt extinguishment	$—	$—	$(14,847)

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign income taxes	0.3%	—%	—%
State income taxes, net of federal tax benefit	0.9%	3.1%	1.7%
Tax effect of non-deductible goodwill	—%	2.4%	—%
Tax effect of other non-deductible expenses	1.1%	1.7%	0.9%
Other	(0.1)%	(0.6)%	(0.6)%
Effective income tax rate	37.2%	41.6%	37.0%
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2012	2011	2010
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(1.3)%	(1.8)%	(1.3)%
Effective income tax rate	(36.3)%	(36.8)%	(36.3)%
The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. During 2010, the statute of limitations expired on the remaining uncertain position items, accordingly, the Company reversed the remaining uncertain positions liability of $2.2 million, reduced tax expense by $0.4 million and restored the deferred tax asset by $1.7 million. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2012, 2011 and 2010. Changes in unrecognized tax benefits are as follows (in thousands):

	2012	2011	2010
As of January 1	$—	$—	$4,287
Expiration of uncertain tax positions	—	—	(4,287)
As of December 31	$—	$—	$—
The consolidated federal tax returns for the years 2003 through 2007 for ABX and the years 2001 through 2007 for CHI remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. Effective in 2008, the Company began to file federal tax returns under the new common parent of the consolidated group that includes ABX, CHI and all the wholly-owned subsidiaries. All returns related to the current consolidated group remain open to examination with the exception of the 2008 Federal return. In 2010, the IRS concluded its examination of the 2008 federal return for the Company and issued a "no change" report in early 2011. State and local returns filed for 2005 through 2011 are generally also open to examination by their respective jurisdictions.

NOTE J—DERIVATIVE INSTRUMENTS
In conjunction with the unsubordinated term loan under the former credit agreement, the Company entered into interest rate swaps in January 2008 to reduce the effects of fluctuating LIBOR-based interest rates on forecasted interest payments stemming from the scheduled repayment of the debt. Under the interest rate swap agreements, the Company paid a fixed rate of 3.105% and received a floating rate that reset quarterly based on LIBOR. The notional value of the interest rate swaps stepped downward through December 31, 2012. In accordance with FASB ASC Topic 815-30 Derivatives and Hedging, the Company accounted for the interest rate swaps as hedges of the forecasted cash flows. Accordingly, losses caused by lower floating interest rates had been recorded to accumulated other comprehensive income for the effective portion. Effective March 31, 2011, in conjunction with its decision to refinance the unsubordinated term loan, the Company ceased hedge accounting after determining that the forecasted interest payments would not occur near the time originally expected. As a result, the Company recorded a pre-tax charge of $3.9 million in the first quarter of 2011 based on the fair market value of the derivatives on March 31, 2011, to recognize the losses previously recorded in accumulated other comprehensive income.
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
The Company recorded an unrealized gain on derivatives of $1.9 million and an unrealized loss on derivatives of $4.9 million for the years ending December 31, 2012 and 2011, respectively, to reflect the interest rate swaps at market value. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2012		December 31, 2011
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
December 31, 2012	3.105%	$—	$—	$59,500	$(1,394)
December 31, 2012	3.105%	—	—	35,000	(820)
May 9, 2016	2.020%	72,188	(3,146)	75,000	(2,810)

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of January 1, 2010	(43,103)	(1,224)	(2,062)	(46,389)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(19,685)	22,659	—	2,974
Unrealized gain (loss) for derivative instruments	—	—	(848)	(848)
Amounts reclassified from accumulated other comprehensive income:
Actuarial gain (loss)	2,068	321	—	2,389
Negative prior service cost	—	(4,168)	—	(4,168)
Hedging gain	—	—	(106)	(106)
Income Tax (Expense) or Benefit	6,395	(6,827)	346	(86)
Other comprehensive income (loss), net of tax	(11,222)	11,985	(608)	155
Balance as of December 31, 2010	(54,325)	10,761	(2,670)	(46,234)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(91,715)	192	—	(91,523)
Unrealized gain (loss) for derivative instruments	—	—	631	631
Amounts reclassified from accumulated other comprehensive income:
Actuarial gain (loss)	2,700	211	—	2,911
Negative prior service cost	—	(5,552)	—	(5,552)
Hedging gain	—	—	(223)	(223)
Unrealized loss on derivative instruments	—	—	3,932	3,932
Income Tax (Expense) or Benefit	32,714	1,892	(1,595)	33,011
Other comprehensive income (loss), net of tax	(56,301)	(3,257)	2,745	(56,813)
Balance as of December 31, 2011	(110,626)	7,504	75	(103,047)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(27,518)	168	—	(27,350)
Amounts reclassified from accumulated other comprehensive income
Actuarial gain	10,681	433	—	11,114
Negative prior service cost	—	(5,552)	—	(5,552)
Hedging gain	—	—	(57)	(57)
Income Tax Benefit	5,861	1,724	20	7,605
Other comprehensive income (loss), net of tax	(10,976)	(3,227)	(37)	(14,240)
Balance as of December 31, 2012	(121,602)	4,277	38	(117,287)

NOTE L—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with approximately a six-month vesting period, which will settle when the board member ceases to be a director of the Company. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Year Ended December 31
	2012		2011		2010
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,458,037	$5.77	1,514,300	$3.55	1,505,550	$3.07
Granted	601,647	5.93	555,237	8.72	804,400	4.37
Converted	(472,112)	5.25	(443,300)	2.45	(425,139)	3.35
Expired	—	—	—	—	(298,911)	3.77
Forfeited	(124,300)	6.24	(168,200)	4.22	(71,600)	3.12
Outstanding at end of period	1,463,272	$5.97	1,458,037	$5.77	1,514,300	$3.55
Vested	736,541	$4.90	390,037	$4.45	659,467	$3.33
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $5.63, $8.25 and $4.00 for 2012, 2011 and 2010, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $7.05, $11.17 and $5.60 for 2012, 2011 and 2010, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2012, 2011 and 2010 using daily stock prices and using the following variables:

	2012	2011	2010
Risk-free interest rate	0.4%	1.3%	1.7%
Volatility	90.1%	125.0%	125.3%
For the years ended December 31, 2012, 2011 and 2010, the Company recorded expense of $3.2 million, $2.9 million and $1.7 million, respectively, for stock incentive awards. At December 31, 2012, there was $2.7 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2012, none of the awards were convertible, 423,672 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,797,872 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2014.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	December 31
	2012	2011	2010
Earnings from continuing operations	$41,648	$23,865	$39,904
Weighted-average shares outstanding for basic earnings per share	63,461	63,284	62,807
Common equivalent shares:
Effect of stock-based compensation awards	959	801	1,202
Weighted-average shares outstanding assuming dilution	64,420	64,085	64,009
Basic earnings per share from continuing operations	$0.66	$0.38	$0.64
Diluted earnings per share from continuing operations	$0.65	$0.37	$0.62
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 370,400 shares, 584,700 shares and 564,100 shares of restricted stock for 2012, 2011 and 2010, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 229,000, 176,000 and 9,000 at December 31, 2012, 2011 and 2010, respectively.

NOTE N—SEGMENT INFORMATION
The Company operates in two reportable segments, as described below. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings includes an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including the CMI agreement with DHL as well as ACMI and charter service agreements that the Company has with other customers. Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Company's other activities, which include contracts with the USPS, the sale of aircraft parts and maintenance services, facility and ground equipment maintenance services and management services for workers' compensation do not constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets - All other below. The Company's segment information from continuing operations is presented below (in thousands):

	Year Ended December 31
	2012	2011	2010
Total revenues:
CAM	$154,565	$140,469	$101,375
ACMI Services	478,993	605,461	579,412
All other	112,343	105,284	87,660
Eliminate inter-segment revenues	(138,463)	(121,081)	(101,065)
Total	$607,438	$730,133	$667,382
Customer revenues:
CAM	$74,599	$67,791	$43,294
ACMI Services	477,722	604,951	578,198
All other	55,117	57,391	45,890
Total	$607,438	$730,133	$667,382
Depreciation and amortization expense:
CAM	$59,351	$54,897	$40,215
ACMI Services	24,599	36,136	47,176
All other	527	30	203
Total	$84,477	$91,063	$87,594
Impairment Charges
CAM - aircraft impairment	—	6,761	—
ACMI Services - aircraft impairment	—	15,304	—
ACMI Services - customer relationship impairment	—	2,282	—
ACMI Services - goodwill impairment	—	2,797	—
Total	$—	$27,144	$—
Segment earnings (loss):
CAM	$68,499	$53,221	$41,586
ACMI Services	(14,503)	(13,807)	20,888
All other	11,650	11,331	8,017
Net unallocated interest expense	(1,205)	(2,118)	(7,174)
Net gain (loss) on derivative instruments	1,879	(4,881)	—
Write-off of unamortized debt issuance costs	—	(2,886)	—
Pre-tax earnings from continuing operations	$66,320	$40,860	$63,317
The Company's assets are presented below by segment (in thousands):

	December 31,	December 31,	December 31,
	2012	2011	2010
Assets:
CAM	$810,664	$760,588	$600,245
ACMI Services	161,650	137,640	198,024
Discontinued operations	—	—	5,015
All other	63,297	95,491	97,370
Total	$1,035,611	$993,719	$900,654
Interest expense of $0.9 million, $1.2 million and $1.9 million for 2012, 2011 and 2010, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $12.2 million, $10.7 million and $9.3 million for the years ending December 31, 2012, 2011 and 2010, respectively.
During 2012, the Company had capital expenditures of $20.4 million and $126.5 million for the ACMI Services and CAM segments, respectively. The ACMI Services segment also includes impairment charges of $2.8 million on the goodwill, $2.3 million on its acquired intangibles and $15.3 million on its aircraft recorded in the third quarter of 2011. The CAM segment includes an impairment charge of $6.8 million on its aircraft recorded in the third quarter of 2011.
Entity-Wide Disclosures
The Company's international revenues were approximately $314.2 million, $291.3 million and $234.5 million for 2012, 2011 and 2010, respectively, derived primarily from international flights departing from or arriving in foreign countries. All revenues from the CMI agreement with DHL are attributed to U.S. operations.
The Company's external customers revenues from other activities for the years ended December 31, 2012, 2011 and 2010 are presented below (in thousands):

	December 31,
	2012	2011	2010
Aircraft maintenance and part sales	$21,669	$25,845	$15,963
Mail handling services	23,671	21,613	19,386
Facility and ground equipment maintenance	8,304	8,465	8,868
Other	1,473	1,468	1,673
Total customer revenues	$55,117	$57,391	$45,890

NOTE O—DISCONTINUED OPERATIONS
Discontinued operations are a result of DHL's decision in 2008 to restructure its U.S. operations due to continued losses. Pursuant to its restructuring plan, DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased any remaining sort operations for DHL and the related hub service agreement with DHL expired. Additionally, in the third quarter of 2009, DHL assumed management of aircraft fuel services for its U.S. network previously provided by ABX. The revenues and results of the DHL hub services operations and the aircraft fuel services are reported as discontinued operations. The results of discontinued operations for 2012, 2011 and 2010 primarily reflect pension for the former hub employees and costs related to legal claims concerning a civil action alleging that ABX violated immigration labor laws while managing the sort operations in Wilmington, Ohio.
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

	December 31
	2012	2011
Liabilities
Employee compensation and benefits	$35,703	$33,943
Post-retirement	36,887	39,658
Total Liabilities	$72,590	$73,601
The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	December 31
	2012	2011	2010
Pre-tax loss	$(1,215)	$(1,066)	$(110)

NOTE P—QUARTERLY RESULTS (Unaudited)
The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Revenues from continuing operations	$145,506	$153,554	$153,826	$154,552
Net earnings from continuing operations	6,662	11,219	11,556	12,211
Net loss from discontinued operations	(230)	(160)	(186)	(198)
Weighted average shares:
Basic	63,431	63,431	63,456	63,525
Diluted	64,374	64,393	64,667	64,244
Earnings per share from continuing operations
Basic	$0.11	$0.18	$0.18	$0.19
Diluted	$0.10	$0.17	$0.18	$0.19
2011
Revenues from continuing operations	$175,127	$193,061	$195,480	$166,465
Net earnings (loss) from continuing operations	2,881	12,280	(4,826)	13,530
Net earnings (loss) from discontinued operations	(117)	19	24	(599)
Weighted average shares:
Basic	63,131	63,333	63,334	63,336
Diluted	63,936	64,172	63,334	64,109
Earnings (loss) per share from continuing operations
Basic	$0.04	$0.19	$(0.08)	$0.21
Diluted	$0.04	$0.19	$(0.08)	$0.21
The net loss from continuing operations during the third quarter of 2011 was a result of impairment charges for the Company's goodwill, other intangibles and aircraft.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
Based on management’s assessment of those criteria, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

March 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 4, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's two principal customers.
/s/ DELOITTE & TOUCHE LLP
Dayton, Ohio
March 4, 2013

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.”
Executive Officers
The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	58
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

Quint O. Turner	50
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

Richard F. Corrado	53	Chief Commercial Officer, Air Transport Services Group, Inc., and President of Cargo Aircraft Management, Inc. since April 2010. President of Airborne Global Solutions, Inc. since July 2010.

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

W. Joseph Payne	49
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

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are incorporated herein by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements
The following are filed in Part II, item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2012	$433,671	$347,686	$32,428	$748,929
December 31, 2011	1,090,042	316,873	973,244	433,671
December 31, 2010	1,288,043	573,858	771,859	1,090,042
All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation

3.1	Certificate of Incorporation of Air Transport Services Group, Inc. (formerly known as ABX Holdings, Inc.). (7)

3.2	Bylaws of Air Transport Services Group, Inc. (formerly known as ABX Holdings, Inc.). (7)

Instruments defining the rights of security holders

4.1	Preferred Stock Rights Agreement dated December 31, 2007, by and between Air Transport Services Group, Inc. (formerly known as ABX Holdings, Inc.) and National City Bank. (8)

4.2	First Amendment to Preferred Stock Rights Agreement, dated as of October 30, 2009. (23)

4.3	Second Amendment to Preferred Stock Rights Agreement, dated as of June 11, 2012. (23)

Material Contracts

10.1	Director compensation fee summary. (14)

10.2	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (2)

10.3	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (3)

10.4	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (4)

10.5	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (5)

10.6	Aircraft Loan and Security Agreement and related promissory note, dated July 18, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (6)

10.7
Credit Agreement dated December 31, 2007, among ABX Holdings, Inc., ABX Air, Inc., CHI Acquisition Corp., SunTrust Bank as Administrative Agent, Regions Bank as Syndication Agent and the other lenders from time to time a party thereto. (8)

10.8	Guarantee and Collateral Agreement dated December 31, 2007, executed by ABX Holdings, Inc., ABX Air, Inc., CHI Acquisition Corp. and each direct and indirect subsidiary of ABX Holdings, Inc. (8)

10.9	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (13)

10.10	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (13)

10.11	First Amendment to Credit Agreement, dated January 18, 2008. (9)

10.12	Assignment Agreement, dated August 11, 2008, with SunTrust Bank and ABX Material Services, Inc. (10)

10.13	Assignment Agreement, dated August 11, 2008, with Regions Bank and ABX Material Services, Inc. (10)

10.14	Agreement dated September 9, 2008, between Israel Aerospace Industries Ltd. and Cargo Aircraft Management, Inc. for airline conversion. (11)

10.15	Amended and Restated First Non-Negotiable Promissory Note between ABX Air, Inc., as maker, and DHL Express (USA), Inc., as holder, dated May 8, 2009. (12)

10.16	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009. (12)

10.17	Lease Assumption and Option Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated May 29, 2009. (12)

10.18	Air Transportation Services Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc, dated March 29, 2010. (15)

10.19
Mutual Termination Agreement and Release, made among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc., and ABX Air, Inc., dated March 29, 2010. (15)

10.20	Second Amendment to Lease Assumption and Option Agreement and Exercise of Lease Option, between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010. (15)

10.21	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (16)

10.22	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (16)

10.23	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (16)

10.24	Aircraft Sale Agreements relating to three used Boeing 767-338ER aircraft between Cargo Aircraft Management, Inc. and Qantas Airways Limited, each dated June 15, 2010. (17)

10.25	Lease Agreement (Wilmington Airpark) between Clinton County Port Authority and Air Transport Services Group, Inc., dated June 2, 2010. (18)

10.26	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified July 30, 2010. (18)

10.27	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (19)

10.28	Letter Agreement, dated October 15, 2010, between Precision Conversions, LLC and Cargo Aircraft Management, Inc. (20)

10.29	Agreement to purchase one Boeing 757-200ER passenger aircraft between Cargo Aircraft Management, Inc., as Buyer, and Aircraft Lease Finance Corporation, as Seller, dated February 11, 2011. (21)

10.30
Credit Agreement, dated as of May 9, 2011, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent. (22)

10.31	Guarantee and Collateral Agreement, dated as of May 9, 2011, made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent. (22)

10.32	Amendment to Confidentiality and Standstill Agreement, dated as of June 11, 2012, between Air Transport Services Group, Inc. and Red Mountain Capital Partners LLC. (23)

10.33	Form of amended and restated change-in-control agreement in effect between Air Transport Services Group, Inc. and its executive officers.(25)

10.34
Amendment to the Credit Agreement, dated July 20, 2012, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent. (24)

10.35
Purchase and sale agreement, dated December 17, 2012, between Cargo Aircraft Management, Inc., and National Air Cargo Group, Inc. for the purchase of three Boeing 757-200 aircraft filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

10.36	Amended and Restated Lease Agreement, dated December 27, 2012, between Clinton County Port Authority and Air Transport Services Group, Inc., filed herewith.

10.37	Loan Agreement, Chapter 166, Ohio Revised Code, dated December 1, 2012, between the Director of Development Services Agency of Ohio and Clinton County Port Authority, filed herewith.

10.38
Guaranty Agreement, dated December 1, 2012, among Air Transport Services Group, Inc., Airborne Maintenance and Engineering Services, Inc., Air Transport International, LLC, Clinton County Port Authority, the Directory of Development Services Agency of Ohio, and the Huntington National Bank, filed herewith.

10.39	Lease Agreement for the Jump Hangar Facility, dated December 1, 2012, between Clinton County Port Authority and Air Transport International, LLC, filed herewith.

10.40
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated December 1, 2012, among Air Transport International, LLC and the Director of Development Services Agency of Ohio filed herewith.

10.41
Bond Purchase Agreement, dated December 13, 2012, among the State of Ohio, acting by and through its Treasurer of State, the Development Services Agency of Ohio, acting by and through a duly authorized representative, Clinton County Port Authority, Air Transport International, LLC and Stifel, Niolaus & Company, Inc filed herewith.

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (1)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	The Company's Code of Ethics can be accessed from the Company's Internet website at www.atsginc.com.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.

(3)	Incorporated by reference to the Company’s Annual Report of Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2007.

(7)	Incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008.

(8)	Incorporated by reference to the Company’s 8-K/A, submitted for filing with the Securities and Exchange Commission on March 17, 2008.

(9)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on January 25, 2008.

(10)	Incorporated by reference to the Company’s 8-K, submitted for filing with the Securities and Exchange Commission on August 13, 2008.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2008.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.

(13)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 17, 2008 with the

Securities and Exchange Commission.

(14)
Incorporated by reference to the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed March 30, 2012 with the Securities and Exchange Commission.

(15)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(16)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.

(17)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2010.

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(20)
Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2011. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(21)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2011.

(23)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2012.

(24)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 24, 2012.

(25)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2013
Joseph C. Hete
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ JAMES H. CAREY	Director and Chairman of the Board	March 4, 2013
James H. Carey

/S/ RICHARD M. BAUDOUIN	Director	March 4, 2013
Richard M. Baudouin

/S/ JAMES E. BUSHMAN	Director	March 4, 2013
James E. Bushman

/S/ JOHN D. GEARY	Director	March 4, 2013
John D. Geary

/S/ JOSEPH C. HETE	Director, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2013
Joseph C. Hete

/S/ ARTHUR J. LICHTE	Director	March 4, 2013
Arthur J. Lichte

/S/ RANDY D. RADEMACHER	Director	March 4, 2013
Randy D. Rademacher

/S/ J. CHRISTOPHER TEETS	Director	March 4, 2013
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 4, 2013
Jeffrey J. Vorholt

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2013
Quint O. Turner