Form 10-Q
period 2013-03-31
Air Transport Services Group, Inc.
filed 2013-05-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of May 8, 2013, 64,585,208 shares of the registrant’s common stock, par value $0.01, were outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FORWARD LOOKING STATEMENTS
Statements contained in this quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2012 Annual Report filed on Form 10-K with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
REVENUES	$143,279	$145,506
OPERATING EXPENSES
Salaries, wages and benefits	43,309	47,104
Fuel	14,361	13,840
Maintenance, materials and repairs	22,134	23,114
Depreciation and amortization	20,920	20,300
Travel	4,727	5,978
Rent	6,779	5,730
Landing and ramp	4,065	4,066
Insurance	1,511	2,010
Other operating expenses	9,060	9,562
	126,866	131,704
OPERATING INCOME	16,413	13,802
OTHER INCOME (EXPENSE)
Interest income	21	28
Interest expense	(3,132)	(3,547)
Net gain on derivative instruments	290	460
	(2,821)	(3,059)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,592	10,743
INCOME TAX EXPENSE	(5,091)	(4,081)
EARNINGS FROM CONTINUING OPERATIONS	8,501	6,662
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(1)	(230)
NET EARNINGS	$8,500	$6,432

BASIC EARNINGS PER SHARE
Continuing operations	$0.13	$0.11
Discontinued operations	—	(0.01)
TOTAL BASIC EARNINGS PER SHARE	$0.13	$0.10

DILUTED EARNINGS PER SHARE
Continuing operations	$0.13	$0.10
Discontinued operations	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.13	$0.10

WEIGHTED AVERAGE SHARES
Basic	63,810	63,431
Diluted	64,524	64,374

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
NET EARNINGS	$8,500	$6,432
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	1,958	1,682
Defined Benefit Post-Retirement	(834)	(806)
Gains and Losses on Derivatives	(8)	(9)

TOTAL OTHER COMPREHENSIVE INCOME	1,116	867

TOTAL COMPREHENSIVE INCOME	$9,616	$7,299

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,142	$15,442
Accounts receivable, net of allowance of $702 in 2013 and $749 in 2012	43,153	47,858
Inventory	9,446	9,430
Prepaid supplies and other	7,306	8,855
Deferred income taxes	19,154	19,154
Aircraft and engines held for sale	2,952	3,360
TOTAL CURRENT ASSETS	117,153	104,099
Property and equipment, net	860,144	818,924
Other assets	19,794	20,462
Intangibles	5,083	5,146
Goodwill	86,980	86,980
TOTAL ASSETS	$1,089,154	$1,035,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,752	$36,521
Accrued salaries, wages and benefits	21,524	22,917
Accrued expenses	9,183	8,502
Current portion of debt obligations	23,282	21,265
Unearned revenue	10,580	10,311
TOTAL CURRENT LIABILITIES	100,321	99,516
Long term debt obligations	386,791	343,216
Post-retirement liabilities	179,487	185,097
Other liabilities	61,634	62,104
Deferred income taxes	52,062	46,422
TOTAL LIABILITIES	780,295	736,355
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,585,208 and 64,130,056 shares issued and outstanding in 2013 and 2012, respectively	646	641
Additional paid-in capital	523,069	523,087
Accumulated deficit	(98,685)	(107,185)
Accumulated other comprehensive loss	(116,171)	(117,287)
TOTAL STOCKHOLDERS’ EQUITY	308,859	299,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,089,154	$1,035,611

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net earnings from continuing operations	$8,501	$6,662
Net loss from discontinued operations	(1)	(230)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,920	20,300
Pension and post-retirement	1,765	1,391
Deferred income taxes	5,005	3,905
Amortization of stock-based compensation	626	755
Amortization of DHL promissory note	(1,550)	(1,550)
Net gain on derivative instruments	(290)	(460)
Changes in assets and liabilities:
Accounts receivable	4,720	7,998
Inventory and prepaid supplies	1,263	567
Accounts payable	(1,866)	(3,768)
Unearned revenue	(1,261)	9,438
Accrued expenses, salaries, wages, benefits and other liabilities	(494)	(486)
Pension and post-retirement liabilities	(5,610)	(1,667)
Other	(1,078)	150
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,650	43,005
INVESTING ACTIVITIES:
Capital expenditures	(59,369)	(46,759)
Proceeds from property and equipment	158	1,785
NET CASH (USED IN) INVESTING ACTIVITIES	(59,211)	(44,974)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(12,858)	(1,851)
Proceeds from bank borrowings	60,000	25,000
Reimbursement of hangar construction costs	1,119	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,261	23,149

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,700	21,180
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,442	30,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,142	$51,683

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$2,739	$2,803
Federal alternative minimum and state income taxes paid	$100	$201
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$1,550	$1,550
Accrued capital expenditures	$5,867	$10,008
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
The airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees.
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
Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Inter-company balances and transactions have been eliminated. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, the accompanying financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.
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
Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives of operating equipment are summarized as follows:

DC-8 combi aircraft and flight equipment	Less than 1 year
Boeing 767 and 757 aircraft and flight equipment	10 to 20 years
Support equipment	5 to 10 years
Vehicles and other equipment	3 to 8 years
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.7 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.
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
The Company's results of discontinued operations consist primarily of pension expenses and other benefits for former employees previously associated with ABX's former freight sorting and aircraft fueling services provided to DHL. ABX is self-insured for medical coverage and workers’ compensation, and may incur expenses and cash outlays in the future related to pension obligations, reserves for medical expenses and wage loss for former employees.
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

Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $30.7 million and $31.6 million at March 31, 2013 and December 31, 2012, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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
The Company recognizes the benefit of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax benefit is not recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense.
Comprehensive Income
Comprehensive income includes net earnings and other comprehensive income or loss. Other comprehensive income or loss results from certain changes in the Company’s liabilities for pension and other post-retirement benefits and gains and losses associated with interest rate hedging instruments.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 53% and 50% of the Company's consolidated revenues from continuing operations for the quarters ended March 31, 2013 and 2012, respectively. The Company’s balance sheets include accounts receivable with DHL of $17.1 million and $18.3 million as of March 31, 2013 and December 31, 2012, respectively.
The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company and Boeing 767 aircraft that DHL owns. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases or owns. The Company also provides Boeing 767 and Boeing 757 air cargo transportation services for DHL through additional ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown. The Company also provides ground equipment, such as power units, air starts and related maintenance services to DHL under separate agreements.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 18% and 17% of the Company's total revenues from continuing operations for the quarters ended March 31, 2013 and 2012, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $4.9 million and $4.2 million as of March 31, 2013 and December 31, 2012, respectively.

NOTE C—GOODWILL AND OTHER INTANGIBLES
The Company has two reporting units that have goodwill, ATI (a component of the ACMI Services segment) and CAM. The carrying amounts of goodwill by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2012	$52,585	$34,395	$86,980
Carrying value as of March 31, 2013	$52,585	$34,395	$86,980

The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2012	$2,146	$3,000	$5,146
Amortization	(63)	—	(63)
Carrying value as of March 31, 2013	$2,083	$3,000	$5,083
The customer relationship intangible amortizes over eight more years. The airline certificates have an indefinite life and therefore are not amortized.

NOTE D—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swap are reported on the Company’s consolidated balance sheets at fair values based on market values from identical or comparable transactions. The fair value of the Company’s money market funds and interest rate swap are based on observable inputs (Level 2) from comparable market transactions. The use of significant unobservable inputs (Level 3) was not necessary in determining the fair value of the Company’s financial assets and liabilities.
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2013	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$15,019	$842	$—	$15,861
Total Assets	$15,019	$842	$—	$15,861
Liabilities
Interest rate swap	$—	$(2,856)	$—	$(2,856)
Total Liabilities	$—	$(2,856)	$—	$(2,856)

As of December 31, 2012	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$18	$339	$—	$357
Total Assets	$18	$339	$—	$357
Liabilities
Interest rate swap	$—	$(3,146)	$—	$(3,146)
Total Liabilities	$—	$(3,146)	$—	$(3,146)
As a result of lower market interest rates for the aircraft loans compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $3.6 million more than the carrying value, which was $410.1 million at March 31, 2013. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Aircraft and flight equipment	$1,208,116	$1,148,781
Support equipment	51,530	52,209
Vehicles and other equipment	1,605	1,597
Leasehold improvements	965	814
	1,262,216	1,203,401
Accumulated depreciation	(402,072)	(384,477)
Property and equipment, net	$860,144	$818,924
CAM owned aircraft with a carrying value of $267.3 million and $273.4 million that were under leases to external customers as of March 31, 2013 and December 31, 2012, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $3.0 million and $3.4 million as of March 31, 2013 and December 31, 2012, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Unsubordinated term loan	$142,500	$144,375
Revolving credit facility	194,000	143,000
Aircraft loans	61,173	63,156
Promissory note due to DHL, unsecured	12,400	13,950
Total long term obligations	410,073	364,481
Less: current portion	(23,282)	(21,265)
Total long term obligations, net	$386,791	$343,216
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. In July 2012, the Company executed the first amendment to the Senior Credit Agreement (“Credit Amendment”). The Credit Amendment increased the amount available under the revolving credit facility by $50.0 million to $225.0 million, extended the maturity of the term loan and revolving credit facility to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50.0 million, subject to the lenders' consent.
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.46% and 2.46%, respectively. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of March 31, 2013, the unused revolving credit facility totaled $19.8 million, net of draws of $194.0 million and outstanding letters of credit of $11.2 million.

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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases six Boeing 767 aircraft, airport facilities, office space, maintenance facilities and certain equipment under operating leases. In December 2012, the Company entered into agreements with the Clinton County Port Authority ("CCPA") to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company is acting as the construction agent for the CCPA and began construction of the 100,000 square foot aircraft hangar in January 2013. While the current facility houses aircraft as large as the Boeing 767, the new hangar will provide the capability of servicing aircraft as large as a Boeing 747 and a Boeing 777. The hangar is anticipated to cost approximately $15.7 million and is expected to take 12 to 14 months to complete. The CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The costs incurred to build the hangar are included in "Property and equipment" and the amounts reimbursed through the State of Ohio and the CCPA are included in "Other liabilities" on the Company's balance sheet. The Company will begin to make lease payments for the hangar directly to the trustee for the State of Ohio beginning in 2014.
Aircraft Commitments
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd. ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of March 31, 2013, five such aircraft have completed the modification process and two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration. If the Company were to cancel the conversion program as of March 31, 2013, it would owe IAI approximately $2.0 million associated with engineering efforts and conversion part kits.
Since October 2010, the Company has entered into separate agreements with Precision Conversions, LLC (“Precision”) for the conversions of Boeing 757 passenger aircraft to a standard freighter configuration and a combi aircraft variant. The Boeing 757 combi variant developed by Precision incorporates 10 full cargo pallet positions along with seating for 42 passengers. As of March 31, 2013, one Boeing 757 had completed the modification process to a standard freighter configuration, one Boeing 757 aircraft was in the process of being converted to a standard freighter configuration and another one was in the combi conversion process. If the Company were to cancel the conversion programs as of March 31, 2013, it would owe Precision approximately $3.7 million associated with engineering efforts and conversion part kits.
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

Employees Under Collective Bargaining Agreements
As of March 31, 2013, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	15.1%
ATI	Airline Pilots Association	9.1%

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
The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement costs. The assumptions considered most sensitive in actuarially valuing ABX’s pension obligations and determining related expense amounts are discount rates and expected long term investment returns on plan assets. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations. The Company’s net periodic benefit costs for its qualified defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2013	2012	2013	2012
Service cost	$—	$—	$69	$67
Interest cost	8,989	9,272	66	95
Expected return on plan assets	(11,498)	(9,970)	—	—
Amortization of prior service cost	—	—	105	(1,388)
Amortization of net (gain) loss	3,074	2,670	(1,414)	108
Net periodic benefit cost (benefit)	$565	$1,972	$(1,174)	$(1,118)
During the three month period ended March 31, 2013, the Company contributed $2.9 million to the pension plans. The Company plans to contribute an additional $24.8 million in 2013.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2013 have been estimated utilizing a 37.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2013 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
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
For the quarter ended March 31, 2013, the Company recorded an unrealized gain on derivatives of $0.3 million to reflect the interest rate swaps at market value. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swap (in thousands):

		March 31, 2013		December 31, 2012
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	71,250	(2,856)	72,188	(3,146)

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three month periods ended March 31, 2013 and 2012 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of December 31, 2011	(110,626)	7,504	75	(103,047)
Amounts reclassified from accumulated other comprehensive income:
Actuarial gain (reclassified to salaries, wages and benefits)	2,670	108	—	2,778
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,387)	—	(1,387)
Hedging gain (reclassified to interest expense)	—	—	(14)	(14)
Income tax (expense) or benefit	(988)	473	5	(510)
Other comprehensive income (loss), net of tax	1,682	(806)	(9)	867
Balance as of March 31, 2012	(108,944)	6,698	66	(102,180)

Balance as of December 31, 2012	(121,602)	4,277	38	(117,287)
Amounts reclassified from accumulated other comprehensive income:
Actuarial gain (reclassified to salaries, wages and benefits)	3,074	104	—	3,178
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,413)	—	(1,413)
Hedging gain (reclassified to interest expense)	—	—	(13)	(13)
Income tax (expense) or benefit	(1,116)	475	5	(636)
Other comprehensive income (loss), net of tax	1,958	(834)	(8)	1,116
Balance as of March 31, 2013	(119,644)	3,443	30	(116,171)

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

	Three Months Ended
	March 31, 2013		March 31, 2012
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,463,272	$5.97	1,458,037	$5.77
Granted	627,488	5.73	601,647	5.93
Converted	(296,400)	4.80	—	—
Expired	—	—	—	—
Forfeited	(2,200)	5.99	(7,000)	6.49
Outstanding at end of period	1,792,160	$6.08	2,052,684	$5.82
Vested	533,560	$4.91	390,037	$4.45
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2013 was $5.46, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2013 was $6.78. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 0.4% and a volatility of 60.1% based on volatility over three years using daily stock prices.
For the three months ended March 31, 2013 and 2012, the Company recorded expense of $0.6 million and $0.8 million, respectively, for stock incentive awards. At March 31, 2013, there was $5.4 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2013, none of the awards were convertible, 533,560 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 2,107,410 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2015.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending March 31,
	2013	2012
Earnings from continuing operations	$8,501	$6,662
Weighted-average shares outstanding for basic earnings per share	63,810	63,431
Common equivalent shares:
Effect of stock-based compensation awards	714	943
Weighted-average shares outstanding assuming dilution	64,524	64,374
Basic earnings per share from continuing operations	$0.13	$0.11
Diluted earnings per share from continuing operations	$0.13	$0.10
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none and 44,000 at March 31, 2013 and 2012, respectively.

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

	Three Months Ending March 31,
	2013	2012
Total revenues:
CAM	$38,969	$37,851
ACMI Services	113,051	113,195
All other	26,254	28,421
Eliminate inter-segment revenues	(34,995)	(33,961)
Total	$143,279	$145,506
Customer revenues:
CAM	$18,336	$19,389
ACMI Services	111,315	113,195
All other	13,628	12,922
Total	$143,279	$145,506
Depreciation and amortization expense:
CAM	$14,516	$14,421
ACMI Services	6,138	5,804
All other	266	75
Total	$20,920	$20,300
Segment earnings (loss):
CAM	$16,873	$16,818
ACMI Services	(5,404)	(8,215)
All other	2,181	2,001
Net unallocated interest expense	(348)	(321)
Net gain (loss) on derivative instruments	290	460
Pre-tax earnings from continuing operations	$13,592	$10,743

The Company's assets are presented below by segment (in thousands):

	March 31,	December 31,
	2013	2012
Assets:
CAM	$841,619	$810,664
ACMI Services	161,207	161,650
All other	86,328	63,297
Total	$1,089,154	$1,035,611
Interest expense of $0.2 million and $0.2 million for the three month periods ending March 31, 2013 and 2012, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $2.6 million and $3.0 million for the three month periods ending March 31, 2013 and 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

BACKGROUND
The Company provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, it offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers. The Company's principal subsidiaries include two independently certificated airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”).
At March 31, 2013, the Company owned 47 cargo aircraft in serviceable condition and leased six more under operating leases. The owned fleet consisted of 36 Boeing 767-200 aircraft, five Boeing 767-300 aircraft, three Boeing 757 and three McDonnell Douglas DC-8 "combi" aircraft. The combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. The Company's airline subsidiaries also leased four Boeing 767-200 aircraft and two Boeing 767-300 aircraft from third parties as of March 31, 2013.
The Company has two reportable segments: ACMI Services, which primarily includes the cargo transportation operations of its airlines, and the CAM segment. The Company's other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance, aircraft parts sales, ground equipment leasing and mail handling services for the U.S. Postal Service ("USPS"). These operations do not constitute reportable segments due to their size.
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
Update
DHL accounted for 53% of the Company's consolidated revenues for the first three months of 2013 and 50% of the Company's consolidated revenues in the corresponding period in 2012. In addition to the 13 CAM-owned Boeing 767 aircraft leased by DHL, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. ATI also operates three CAM-owned Boeing 757 aircraft for DHL under separate agreements. Additionally, during 2013 the Company's airlines operated 10 of CAM's Boeing 767 aircraft for DHL under contracts and arrangements having durations of one year or less.
The U.S. Military comprised 18% and 17% of the Company's consolidated revenues during the three month periods ended March 31, 2013 and 2012, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC") both of which are organized under the U.S. Military.
At the end of 2012, we ceased Boeing 727 operations at the Company's former airline, Capital Cargo International Airlines, Inc. ("CCIA"), and DC-8 freighter operations at ATI. During the first quarter of 2013, we completed the merger of CCIA with and into ATI, with ATI as the surviving entity. As a result, ATI now conducts Boeing 757, 767 and DC-8 combi operations. The combined operation will benefit from a standardized fleet, two person flight crew, common pilot type rating and improved reliability of the Boeing 767 and 757 aircraft. Additionally, we have reduced administrative and overhead costs as a result of combining positions, information technology and facilities. The merging of ATI and CCIA was preceded by the restructuring of BAX Global, Inc's U.S. business operations ("BAX/Schenker"). The Company stopped providing services to BAX/Schenker, a former significant customer, as of the end of 2011, after BAX/Schenker phased out its air network in North America.
During the first quarter of 2013, the Company contracted to operate three additional Boeing 767-200 aircraft for DHL's U.S. network. These aircraft replaced the Boeing 727 aircraft that were operated for DHL and were retired at the end of 2012.
During the first quarter of 2013, CAM purchased two Boeing 757 combi aircraft and now owns four Boeing 757 combi aircraft which are in the process of obtaining airworthiness certification from regulatory authorities. The combi aircraft will be used by ATI to provide airlift to the U.S. Military, replacing ATI's DC-8 combi aircraft. At March 31, 2013, the Company also had two Boeing 767-300 and a Boeing 757 freighter aircraft that were completing modification from passenger to a standard freighter configuration. We expect all seven of these aircraft to enter service during 2013. The Company does not have any additional commitments to acquire aircraft.

RESULTS OF OPERATIONS
Summary
The consolidated net earnings from continuing operations were $8.5 million and $6.7 million for the first quarter of 2013 and 2012, respectively. The pre-tax earnings from continuing operations were $13.6 million and $10.7 million for the first quarter of 2013 and 2012, respectively. The increase in earnings from continuing operations in 2013 as compared to 2012 was primarily due to the reduction in employee expenses. Since the beginning of 2012, the number of employees declined by 12% as a result of merging and restructuring CCIA and ATI. Additionally, employee pension expense declined $1.1 million compared to the first quarter of 2012 due to improved investment returns on pension plan assets.
Customer revenues decreased by $2.2 million to $143.3 million during the first quarter of 2013 compared to the corresponding period of 2012. The decline in customer revenues for the first quarter of 2013 was primarily due to lower lease activity and less international flying. External customers revenues declined separately for CAM, down $1.1 million; ACMI Services, down $1.9 million; and aircraft maintenance down $1.5 million, while revenues for USPS and facility maintenance increased $2.4 million compared to the corresponding period of 2012.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending March 31
	2013	2012
Revenues from Continuing Operations:
CAM	$38,969	$37,851
ACMI Services
Airline services	94,892	96,342
Reimbursable	18,159	16,853
Total ACMI Services	113,051	113,195
Other Activities	26,254	28,421
Total Revenues	178,274	179,467
Eliminate internal revenues	(34,995)	(33,961)
Customer Revenues	$143,279	$145,506

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense and impairment charges	$16,873	$16,818
ACMI Services	(5,404)	(8,215)
Other Activities	2,181	2,001
Net unallocated interest expense	(348)	(321)
Net gain (loss) on derivative instruments	290	460
Pre-Tax Earnings from Continuing Operations	13,592	10,743
Less Net (gain) loss on derivative instruments	(290)	(460)
Adjusted Pre-Tax Earnings	$13,302	$10,283
Reimbursable revenues include certain operating costs that are reimbursed to the airlines by their customers. Such costs include fuel expense, landing fees and certain aircraft maintenance expenses. The types of costs that are reimbursed varies by customer operating agreement.
Adjusted pre-tax earnings, a non-GAAP measure, is pre-tax earnings excluding interest rate derivative gains and losses. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
CAM
Through the CAM subsidiary, we offer aircraft leasing to external customers and also lease aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of March 31, 2013, CAM had 47 aircraft in serviceable condition, which included 27 aircraft leased internally to the Company's airlines. CAM's total revenues, from internal and external customers, grew $1.1 million during the first quarter of 2013 compared to the corresponding period of 2012, as a result of additional aircraft leases placed during 2012. Since March 31, 2012, CAM completed the modification of three Boeing 767-300 freighter aircraft and placed those aircraft under leases with internal customers.
As of March 31, 2013 and 2012, CAM leased 20 and 21 aircraft to external customers, respectively. Revenues from external customers decreased $1.1 million during the first quarter of 2013 compared to the corresponding period of 2012. The decrease is due to fewer instances of short term engine leases and the return of a Boeing 767 aircraft to CAM from a regional carrier before the end of the original lease term. The aircraft is being prepared for redeployment into the ACMI Services segment. CAM's revenues from the Company's airlines totaled $20.6 million during the first three months of 2013, compared to $18.5 million for the corresponding period of 2012. The increase in internal lease revenues reflects additional Boeing 767-300 aircraft that CAM has leased internally, offset by the retirement of CAM's Boeing 727 and DC-8 freighter fleets at the end of 2012.

CAM's pre-tax earnings, inclusive of an interest expense allocation, were $16.9 million and $16.8 million during the first quarters of 2013 and 2012, respectively. The flat earnings reflected the retirement of CAM's Boeing 727 and DC-8 freighter aircraft, higher depreciation expense for Boeing 767 aircraft and increased expenses to place and support the larger fleet of Boeing 767 and 757 aircraft.
During 2013, we expect CAM to deploy two more Boeing 767-300 freighters, one 757 freighter and four 757 combi aircraft that are being prepared for future deployment, as discussed further below under "Fleet Summary 2013." The Boeing 757 freighter is under contract for DHL's U.S. network and the Boeing 757 combi aircraft will replace ATI's DC-8 combi aircraft for the U.S. Military. While the Company does not have customer commitments for the two Boeing 767-300 aircraft, its reputation for reliability and cost effectiveness in medium range markets remains strong. The placement of additional aircraft under long term leases, however, could be affected by continued low growth economic conditions.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, including landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed all-inclusive price. As of March 31, 2013, ACMI Services included 46 in-service aircraft, including 27 leased internally from CAM, six leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
Revenues from ACMI Services were $113.1 million and $113.2 million during the first three months of 2013 and 2012, respectively. Airline services revenues, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined 2% during 2013 compared to 2012 reflecting a net decline in block hours. During the first quarter of 2013, billable block hours declined 13% compared to the corresponding period of 2012. Revenues declined less than block hours declined because certain freighter aircraft have been redeployed to shorter express routes instead of longer international routes flown during 2012. The effective average revenue rates per block hour paid by non-military customers are higher for express routes in which aircraft utilization is lower, compared to lower rates for longer, international routes. The revenues from international routes were largely replaced during the first quarter of 2013 by the addition of three more Boeing 767 aircraft operating in support of DHL's U.S. network. These aircraft replace the Boeing 727 aircraft that were retired at the end of 2012. Overall, however, placing aircraft into international markets has remained difficult due to economic conditions effecting most of the global markets and excess capacity in the air cargo industry.
ACMI Services incurred pre-tax losses of $5.4 million during the first quarter of 2013, compared to pre-tax losses of $8.2 million for the corresponding period of 2012. Pre-tax losses compared to 2012 were cut by lower pension expense and the combining of the ATI and CCIA operations, which resulted in a 26% reduction in airline related headcount compared to the beginning of 2012. These expense reductions related to personnel, offset by higher engine maintenance expense and depreciation expense, which increased due to the addition of Boeing 767-300 aircraft.
Near term operating results could be impacted by the phase in of the Boeing 757 combi aircraft for the U.S. Military, replacing the DC-8 combi aircraft currently in operation by ATI. Before the Boeing 757 combi aircraft can begin operations, the aircraft must be certified by the FAA. If the airworthiness certification process takes longer than expected, and the Company's DC-8 combi aircraft are not available, the Company could incur additional costs to sub-service U.S. Military personnel transportation through a passenger airline.
The ability of the ACMI Services segment to generate operating profits depends upon a number of key factors. These factors include the replacement of the DC-8 combi aircraft with the Boeing 757 combi aircraft, retraining of crewmembers for the Boeing 767 and 757 operations, continued cost controls and headcount reductions and revenue growth within ACMI Services. Currently the ACMI Services segment has four aircraft that are under utilized. Improved aircraft utilization and revenue growth for ACMI Services depends on the cost competitiveness of the airlines, aircraft reliability, market preferences for the type of aircraft that we operate, regulatory approvals and general economic conditions. Continued stagnant economic conditions and market uncertainty may continue to slow the pace of aircraft deployments into incremental revenue operations.

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
External customer revenues from all other activities were $13.6 million and $12.9 million for the three month periods ending March 31, 2013 and 2012, respectively. Revenues from services provided to the USPS increased $2.0 million during the first quarter of 2013 compared to the corresponding period of 2012, due to increased volumes at the facilities that we operate for the USPS. Increased revenues from the USPS, however, were partially offset by lower aircraft maintenance revenues from external customers, which declined $1.5 million compared to the first quarter of 2012. Maintenance services revenues for external customers declined during 2013 compared to 2012 because the Company's aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"), has limited hangar facilities and revenue recognition is effected by the timing of project completion. Revenue recognition for larger aircraft maintenance projects typically occurs at the completion of the project.
The pre-tax earnings from other activities were $2.2 million and $2.0 million for the three month periods ending March 31, 2013 and 2012, respectively. The increase of $0.2 million in pre-tax earnings for 2013 compared to 2012 primarily reflects additional volumes and process streamlining initiatives at the USPS sorting facilities.
In 2013, the Company, as construction agent for the Clinton County Port Authority ("CCPA") in Wilmington, Ohio, began construction of a 100,000 square foot aircraft hangar facility adjacent to the existing aircraft maintenance facility currently utilized by AMES. While the current facility houses aircraft as large as the Boeing 767, the new facility will provide AMES with the capability of servicing aircraft as large as a Boeing 747 and the Boeing 777. The hangar is anticipated to cost approximately $15.7 million and is expected to take approximately 12 to 14 months to complete. The Company will lease the facility from the CCPA and begin to make related rent payments beginning in 2014. We could incur incremental costs associated with the new hangar, including the costs of aircraft maintenance personnel before the hangar is completed. Further, we will need to grow aircraft maintenance revenues utilizing the expanded hangar capabilities by expanding business with current customers and contracting with new customers. Our future operating results could be adversely impacted if anticipated revenues do not coincide with our costs of operating the new facility.
Discontinued Operations
Pre-tax losses related to the former sorting operations were immaterial for the first quarter of 2013 compared to $0.4 million for the corresponding period of 2012. The results of discontinued operations primarily contain pension expense for former employees that supported sort operations under a hub services agreement with DHL and expenses for certain legal matters associated with those former sorting operations.

Fleet Summary 2013
The Company’s aircraft fleet is summarized below as of March 31, 2013 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	16	20	36
Boeing 767-300	5	—	5
Boeing 757	3	—	3
DC-8 combi	3	—	3
Total	27	20	47
Carrying value			$638,477
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	2	—	2
Total	6	—	6
Carrying value			$726
Aircraft for freighter and combi modification
Boeing 767-300	—	2	2
Boeing 757	—	1	1
Boeing 757 Combi	—	4	4
Total	—	7	7
Carrying value			$163,203
As of March 31, 2013, ACMI Services leased 27 of its in-service aircraft internally from CAM. As of March 31, 2013, 13 of CAM's 20 Boeing 767-200 aircraft shown above were leased to DHL and operated by ABX. CAM leased the other seven Boeing 767-200 aircraft to external airlines.
Aircraft fleet activity during 2013 is summarized below:
- We removed one DC-8 combi aircraft from the in-service fleet.
- CAM purchased two Boeing 757 combi aircraft and is completing the process for airworthiness certification.
We expect to place four Boeing 757 combi aircraft into service for the U.S. Military before the end of the third quarter of 2013. We also expect to finalize one Boeing 757 freighter and place it into service for DHL during the first half of 2013. Additionally, we expect to complete the modification of two Boeing 767-300 aircraft during the first half of 2013.
As of March 31, 2013, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $3.0 million that were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.
Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $3.8 million during the quarter ended March 31, 2013 compared to the corresponding period of 2012. Lower expenses are primarily a result of the lower number of employees after merging and restructuring ATI and CCIA. Headcount declined 12% between the beginning of 2012 and March 31, 2013. Pension expense for continuing operations decreased $1.1 million during the first three months of 2013 when compared to 2012 due to strong investment returns on pension plan assets.

Fuel expense increased by $0.5 million, during the quarter ended March 31, 2013 compared to the corresponding period of 2012. Fuel expense primarily reflects the costs of fuel to operate U.S. Military charters, position aircraft for service and for maintenance purposes. The increase reflects the increase in the average price per gallon of aviation fuel.
Maintenance, materials and repairs expense decreased by $1.0 million during the quarter ended March 31, 2013 compared to the corresponding period of 2012. The decline in maintenance expense is a result of lower airframe maintenance expenses offset by higher engine maintenance expenses compared to the previous year. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframes maintenance checks that are performed. Aircraft maintenance expenses for airframe checks were lower during the first quarter of 2013 compared to the corresponding 2012 period due to three fewer airframe checks performed. However, engine maintenance expenses increased due to higher costs for engine parts and engine maintenance services.
Depreciation and amortization expense increased $0.6 million during the quarter ended March 31, 2013 compared to the corresponding period of 2012. The increase in depreciation expense reflects the removal of the Boeing 727 aircraft and the DC-8 freighter aircraft from service, offset by incremental depreciation expense for three Boeing 767-300 aircraft added to the in-service fleet since March 2012.
Travel expense decreased by $1.3 million during the quarter ended March 31, 2013 compared to the corresponding period of 2012. The decrease reflects the lower level of employee headcount and less international travel in support of trans-Atlantic operations in the first quarter of 2013 compared to 2012.
Rent expense increased by $1.0 million during the quarter ended March 31, 2013 compared to the corresponding period of 2012. Rent expense increased primarily due to the lease of an additional Boeing 767-300 aircraft beginning in May 2012.
Landing and ramp expense, which includes the cost of deicing chemicals, remained flat during the quarter ended March 31, 2013 compared to the corresponding period of 2012.
Insurance expense decreased by $0.5 million during the quarter ended March 31, 2013 compared to the corresponding period of 2012, primarily due to the reduction in Boeing 727 and DC-8 aircraft.
Other operating expenses include professional fees, navigational services, employee training, utilities and the cost of parts sold to customers. Other operating expenses decreased by $0.5 million during the quarter ended March 31, 2013 compared to the corresponding period of 2012. The costs of flight crew training through outside providers was higher in 2012 compared to 2013.
Interest expense decreased by $0.4 million during the quarter ended March 31, 2013 compared to the corresponding period of 2012. Interest expense was lower in 2013 compared to 2012 primarily due to lower interest rates related to the Senior Credit Agreement and the expiration of certain interest rate swaps. Interest rates on the Company’s variable interest, unsubordinated term loan decreased to 2.46% during the first quarter of 2013 compared to 2.58% during the first quarter of 2012. We expect interest expense to increase during 2013 due to a higher level of debt which is being used to expand the Company's aircraft fleet.
During the first three months of 2013, the Company recorded pre-tax net gains on derivatives of $0.3 million compared to $0.5 million during the corresponding period of 2012, reflecting the impact of higher market interest rates and the lower notional value of interest rate swaps being held by the Company.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2013 have been estimated utilizing a 37.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2013 will depend on the actual amount of pre-tax book income generated by the Company for the full year. The effective tax rate from continuing operations for the three month period ended March 31, 2012 was 38.0% , based on projections of taxable income and tax deductions at that time.
As of December 31, 2012, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $93.4 million, which will begin to expire in 2024 if not utilized before that time. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes through 2014 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights are primarily sourced to the United States under international aviation agreements and treaties. If we begin to operate in countries without such agreements, the Company could incur additional foreign income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $30.7 million and $43.0 million for the first three months of 2013 and 2012, respectively. Cash flows generated from operating activities decreased in the first three months of 2013 compared to 2012 due to lower payments received from DHL. Additionally, cash outlays for pension contributions increased to $2.9 million during the first three months compared to $0.8 million for the corresponding period of 2012.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $59.4 million for the first three months of 2013 compared to $46.8 million for the first three months of 2012. Capital expenditures in 2013 included $54.3 million for the acquisition of two Boeing 757 combi aircraft and the related costs of aircraft modifications, $3.6 million for required heavy maintenance, $0.6 million for construction of the new aircraft hangar and $0.9 million for other equipment costs. Our capital expenditures in 2012 included $41.0 million for the acquisition and modification of aircraft, $3.8 million for required heavy maintenance and $2.0 million for other equipment costs.
Net cash provided by financing activities was $48.3 million for the first three months of 2013 compared to $23.1 million for the corresponding period in 2012. During the first three months of 2013, we drew $60.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $12.9 million. Additionally, $1.6 million of the principal balance of the DHL promissory note was extinguished during the first three months of 2013, pursuant to the CMI agreement with DHL.
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
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd. ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of March 31, 2013, five such aircraft have completed the modification process and two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration. If the Company were to cancel the conversion program as of March 31, 2013, it would owe IAI approximately $2.0 million associated with engineering efforts and conversion part kits.
Since October 2010, the Company has entered into separate agreements with Precision Conversions, LLC (“Precision”) for the conversions of Boeing 757 passenger aircraft to standard freighter configuration and a combi aircraft variant. The Boeing 757 combi variant developed by Precision incorporates 10 full cargo pallet positions along with seating for 42 passengers. As of March 31, 2013, one Boeing 757 had completed the modification process to a standard freighter configuration, one Boeing 757 aircraft was in the process of being converted to a standard freighter configuration and yet another one was in the combi conversion process. If the Company were to cancel the conversion program as of March 31, 2013, it would owe Precision approximately $3.7 million associated with engineering efforts and conversion part kits.
In 2012, the Company entered into agreements with the CCPA to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company acts as a construction agent for the CCPA and began construction of the 100,000 square foot aircraft hangar in 2013. The hangar is projected to cost approximately $15.7 million and is expected to take approximately 12 to 14 months to complete. The CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The costs incurred to build the hangar will be included in "Property and equipment" and the amounts that are reimbursed through the State of Ohio and the CCPA will be included in "Other liabilities" on the Company's balance sheet. We will begin to make lease payments for the hangar directly to the trustee for the State of Ohio beginning in 2014. The initial term of the hangar lease expires in 2036.

We estimate that aircraft related capital expenditures for 2013 will be $95 million, including the acquisition of two Boeing 757 aircraft acquired in January 2013, related modification costs for Boeing 767-300 and Boeing 757 aircraft and other aircraft related expenditures. Also, capital expenditures for 2013 are expected to include an additional $15 million for the new hangar construction and other projects. Actual capital spending for any future period will be impacted by the progress in the aircraft modification process and hangar construction. We expect to finance the aircraft purchases and modifications from current cash balances, future operating cash flow and the Senior Credit Agreement.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $142.5 million and a revolving credit facility from which the Company has drawn $194.0 million, net of repayments as of March 31, 2013. On July 20, 2012, the Company executed the first amendment to the Senior Credit Agreement ("Credit Amendment"). The Credit Amendment increased the amount available under the revolving credit facility by $50 million to $225 million, extended the maturity of the term loan and revolving credit facility to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50 million, subject to the lenders' consent. If the Company exercises the accordion feature, the same terms and conditions of the Senior Credit Agreement would apply to the accordion feature and additional collateral would need to be posted to maintain the 150% collateral coverage requirement. The additional debt may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.46%. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement.
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
At March 31, 2013, the Company had $35.1 million of cash balances. The Company had $19.8 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $11.2 million. In January 2013, the Company drew an additional $60.0 million through the revolving credit facility to finance aircraft acquisitions and related modification costs. If needed, the Company also expects to have available the $50 million accordion feature noted above. As specified under the terms of ABX's CMI agreement with DHL, the $12.4 million balance at March 31, 2013 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we were not involved in any material unconsolidated SPE transactions.
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
No significant changes have occurred to the market risks the Company faces since information about those risks were disclosed in item 7A of the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2013.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its financial condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2013. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

3.1	Amendment to the Air Transport Services Group, Inc. Amended and Restated Bylaws dated March 18, 2013. (1)

10.1	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified March 18, 2013. (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	May 8, 2013

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 8, 2013	and Principal Accounting Officer)