Form 10-Q
period 2013-06-30
Air Transport Services Group, Inc.
filed 2013-08-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of August 8, 2013, 64,672,632 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES	$138,904	$153,554	$282,183	$299,060
OPERATING EXPENSES
Salaries, wages and benefits	41,964	44,570	85,273	91,674
Fuel	12,440	14,084	26,801	27,924
Maintenance, materials and repairs	25,005	25,270	47,139	48,384
Depreciation and amortization	21,765	21,514	42,685	41,814
Travel	4,772	5,566	9,499	11,544
Rent	6,791	6,244	13,570	11,974
Landing and ramp	1,972	3,880	6,037	7,946
Insurance	1,396	1,826	2,907	3,836
Other operating expenses	8,630	8,998	17,690	18,560
	124,735	131,952	251,601	263,656
OPERATING INCOME	14,169	21,602	30,582	35,404
OTHER INCOME (EXPENSE)
Interest income	18	38	39	66
Interest expense	(3,554)	(3,671)	(6,686)	(7,218)
Net gain on derivative instruments	452	202	742	662
	(3,084)	(3,431)	(5,905)	(6,490)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,085	18,171	24,677	28,914
INCOME TAX EXPENSE	(4,170)	(6,952)	(9,261)	(11,033)
EARNINGS FROM CONTINUING OPERATIONS	6,915	11,219	15,416	17,881
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(1)	(160)	(2)	(390)
NET EARNINGS	$6,914	$11,059	$15,414	$17,491

BASIC EARNINGS PER SHARE
Continuing operations	$0.11	$0.18	$0.24	$0.28
Discontinued operations	—	(0.01)	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.11	$0.17	$0.24	$0.28

DILUTED EARNINGS PER SHARE
Continuing operations	$0.11	$0.17	$0.24	$0.28
Discontinued operations	—	—	—	(0.01)
TOTAL DILUTED EARNINGS PER SHARE	$0.11	$0.17	$0.24	$0.27

WEIGHTED AVERAGE SHARES
Basic	64,050	63,431	63,931	63,431
Diluted	64,859	64,393	64,692	64,383

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET EARNINGS	$6,914	$11,059	$15,414	$17,491
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	1,958	1,682	3,916	3,364
Defined Benefit Post-Retirement	(834)	(806)	(1,668)	(1,612)
Gains and Losses on Derivatives	(8)	(9)	(16)	(18)

TOTAL OTHER COMPREHENSIVE INCOME	1,116	867	$2,232	$1,734

TOTAL COMPREHENSIVE INCOME	$8,030	$11,926	$17,646	$19,225

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,932	$15,442
Accounts receivable, net of allowance of $601 in 2013 and $749 in 2012	43,840	47,858
Inventory	8,491	9,430
Prepaid supplies and other	7,584	8,855
Deferred income taxes	19,154	19,154
Aircraft and engines held for sale	2,716	3,360
TOTAL CURRENT ASSETS	102,717	104,099
Property and equipment, net	855,954	818,924
Other assets	20,419	20,462
Intangibles	5,021	5,146
Goodwill	86,980	86,980
TOTAL ASSETS	$1,071,091	$1,035,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,455	$36,521
Accrued salaries, wages and benefits	18,893	22,917
Accrued expenses	8,797	8,502
Current portion of debt obligations	23,426	21,265
Unearned revenue	10,408	10,311
TOTAL CURRENT LIABILITIES	100,979	99,516
Long term debt obligations	365,330	343,216
Post-retirement liabilities	169,858	185,097
Other liabilities	60,592	62,104
Deferred income taxes	56,806	46,422
TOTAL LIABILITIES	753,565	736,355
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,672,632 and 64,130,056 shares issued and outstanding in 2013 and 2012, respectively	647	641
Additional paid-in capital	523,706	523,087
Accumulated deficit	(91,772)	(107,185)
Accumulated other comprehensive loss	(115,055)	(117,287)
TOTAL STOCKHOLDERS’ EQUITY	317,526	299,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,071,091	$1,035,611

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net earnings from continuing operations	$15,416	$17,881
Net loss from discontinued operations	(2)	(390)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,685	41,814
Pension and post-retirement	3,530	2,781
Deferred income taxes	9,111	10,722
Amortization of stock-based compensation	1,275	1,816
Amortization of DHL promissory note	(3,100)	(3,100)
Net gain on derivative instruments	(742)	(662)
Changes in assets and liabilities:
Accounts receivable	4,023	3,793
Inventory and prepaid supplies	1,689	501
Accounts payable	(2,243)	(10,625)
Unearned revenue	(3,079)	6,420
Accrued expenses, salaries, wages, benefits and other liabilities	(2,964)	(718)
Pension and post-retirement liabilities	(15,239)	(5,276)
Other	(2,329)	(343)
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,031	64,614
INVESTING ACTIVITIES:
Capital expenditures	(72,841)	(69,463)
Proceeds from property and equipment	1,310	2,482
NET CASH (USED IN) INVESTING ACTIVITIES	(71,531)	(66,981)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(32,625)	(5,609)
Proceeds from bank borrowings	60,000	25,000
Reimbursement of hangar construction costs	1,615	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,990	19,391

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,490	17,024
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,442	30,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,932	$47,527

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$6,417	$6,257
Federal alternative minimum and state income taxes paid	$666	$271
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$3,100	$3,100
Accrued capital expenditures	$9,947	$10,351
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.3 million and $0.6 million for the quarters ended June 30, 2013 and 2012, respectively and $1.0 million and $1.3 million for the six month periods ended June 30, 2013 and 2012, respectively.
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

Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $30.6 million and $31.6 million at June 30, 2013 and December 31, 2012, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 56% and 54% of the Company's consolidated revenues from continuing operations for the three and six month periods ended June 30, 2013, respectively, compared to 54% and 52% for the corresponding periods of 2012. The Company’s balance sheets include accounts receivable with DHL of $19.4 million and $18.3 million as of June 30, 2013 and December 31, 2012, respectively.
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
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 16% and 17% of the Company's total revenues from continuing operations for the three and six month periods ending June 30, 2013, respectively, compared to 16% and 16% for the corresponding periods of 2012. The Company's balance sheets included accounts receivable with the U.S. Military of $3.7 million and $4.2 million as of June 30, 2013 and December 31, 2012, respectively.

NOTE C—GOODWILL AND OTHER INTANGIBLES
The Company has two reporting units that have goodwill, ATI (a component of the ACMI Services segment) and CAM. The carrying amounts of goodwill by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2012	$52,585	$34,395	$86,980
Carrying value as of June 30, 2013	$52,585	$34,395	$86,980

The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2012	$2,146	$3,000	$5,146
Amortization	(125)	—	(125)
Carrying value as of June 30, 2013	$2,021	$3,000	$5,021
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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2013	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$5,020	$8,595	$—	$13,615
Total Assets	$5,020	$8,595	$—	$13,615
Liabilities
Interest rate swaps	$—	$(2,404)	$—	$(2,404)
Total Liabilities	$—	$(2,404)	$—	$(2,404)

As of December 31, 2012	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$18	$339	$—	$357
Total Assets	$18	$339	$—	$357
Liabilities
Interest rate swaps	$—	$(3,146)	$—	$(3,146)
Total Liabilities	$—	$(3,146)	$—	$(3,146)
As a result of lower market interest rates for the aircraft loans compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $3.1 million more than the carrying value, which was $388.8 million at June 30, 2013. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Aircraft and flight equipment	$1,217,891	$1,148,781
Support equipment	51,680	52,209
Vehicles and other equipment	1,653	1,597
Leasehold improvements	982	814
	1,272,206	1,203,401
Accumulated depreciation	(416,252)	(384,477)
Property and equipment, net	$855,954	$818,924
CAM owned aircraft with a carrying value of $260.8 million and $273.4 million that were under leases to external customers as of June 30, 2013 and December 31, 2012, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $2.7 million and $3.4 million as of June 30, 2013 and December 31, 2012, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Unsubordinated term loan	$138,750	$144,375
Revolving credit facility	180,000	143,000
Aircraft loans	59,156	63,156
Promissory note due to DHL, unsecured	10,850	13,950
Total long term obligations	388,756	364,481
Less: current portion	(23,426)	(21,265)
Total long term obligations, net	$365,330	$343,216
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
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.575% and 2.575%, respectively. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of June 30, 2013, the unused revolving credit facility totaled $33.8 million, net of draws of $180.0 million and outstanding letters of credit of $11.2 million.

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
Aircraft Commitments
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd. ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of June 30, 2013, five such aircraft have completed the modification process and two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration. If the Company were to cancel the conversion program as of June 30, 2013, it would owe IAI approximately $9.8 million associated with engineering efforts and conversion part kits.
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
On December 2, 2011, the plaintiffs agreed to settle this matter in exchange for the payment by ABX to plaintiffs and the putative class members of a monetary amount, which amount management believes to be less than it would have cost to defend the case at trial. The final settlement was approved by the Court on July 9, 2013, and is subject to a 30-day appeal period, after which the funds will be paid over to the class administrator for distribution in accordance with the terms of the settlement agreement.
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.5 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX has to date exhausted its appeals with respect to two of the administrative penalties.
The ordinance in question is controversial for the reason that it was adopted by the Brussels-Capital Region and is more restrictive than the noise limitations in effect in the Flemish Region, which is where the Brussels Airport is located. The ordinance is the subject of several court cases currently pending in the Belgian courts and numerous airlines have been levied fines thereunder.
Other
In addition to the foregoing matters, we are also currently a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that the Company's ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.
Employees Under Collective Bargaining Agreements
As of June 30, 2013, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	15.1%
ATI	Airline Pilots Association	8.5%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$69	$67	$—	$—	$138	$134
Interest cost	8,989	9,272	66	95	17,978	18,544	132	190
Expected return on plan assets	(11,498)	(9,970)	—	—	(22,996)	(19,940)	—	—
Amortization of prior service cost	—	—	(1,413)	(1,387)	—	—	(2,826)	(2,774)
Amortization of net (gain) loss	3,074	2,670	104	108	6,148	5,340	208	216
Net periodic benefit cost (benefit)	$565	$1,972	$(1,174)	$(1,117)	$1,130	$3,944	$(2,348)	$(2,234)
During the three and six month periods ended June 30, 2013, the Company contributed $6.8 million and $9.7 million to the pension plans. The Company plans to contribute an additional $18.0 million in 2013.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2013 have been estimated utilizing a 37.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2013 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes through 2015 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

NOTE J—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. As a result, the Company entered into an interest rate swap in July of 2011 having an initial notional value of $75.0 million and a forward start date of December 31, 2011. Under this swap, the Company pays a fixed rate of 2.02% and receives a floating rate that resets quarterly based on LIBOR. In addition to the interest rate swap above, the Company entered into an interest rate swap in June of 2013 having an initial notional value of $65.6 million and a forward start date of December 31, 2013. Under this swap, the Company will pay a fixed rate of 1.1825% and receive a floating rate that resets monthly based on LIBOR.

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of earnings. For the quarter ended June 30, 2013, the Company recorded an unrealized gain on derivatives of $0.5 million to reflect the interest rate swaps at market value. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30, 2013		December 31, 2012
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.0200%	$69,375	$(2,243)	$72,188	$(3,146)
June 30, 2017	1.1825%	65,625	(161)	—	—

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and six month periods ended June 30, 2013 and 2012 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of March 31, 2012	$(108,944)	$6,698	$66	$(102,180)
Amounts reclassified from accumulated other comprehensive income:
Actuarial gain (reclassified to salaries, wages and benefits)	2,670	108	—	2,778
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,387)	—	(1,387)
Hedging gain (reclassified to interest expense)	—	—	(14)	(14)
Income tax (expense) or benefit	(988)	473	5	(510)
Other comprehensive income (loss), net of tax	1,682	(806)	(9)	867
Balance as of June 30, 2012	$(107,262)	$5,892	$57	$(101,313)

Balance as of December 31, 2011	$(110,626)	$7,504	$75	$(103,047)
Amounts reclassified from accumulated other comprehensive income:
Actuarial gain (reclassified to salaries, wages and benefits)	5,340	216	—	5,556
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(2,774)	—	(2,774)
Hedging gain (reclassified to interest expense)	—	—	(28)	(28)
Income tax (expense) or benefit	(1,976)	946	10	(1,020)
Other comprehensive income (loss), net of tax	3,364	(1,612)	(18)	1,734
Balance as of June 30, 2012	$(107,262)	$5,892	$57	$(101,313)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of March 31, 2013	$(119,644)	$3,443	$30	$(116,171)
Amounts reclassified from accumulated other comprehensive income:
Actuarial gain (reclassified to salaries, wages and benefits)	3,074	104	—	3,178
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,413)	—	(1,413)
Hedging gain (reclassified to interest expense)	—	—	(13)	(13)
Income tax (expense) or benefit	(1,116)	475	5	(636)
Other comprehensive income (loss), net of tax	1,958	(834)	(8)	1,116
Balance as of June 30, 2013	$(117,686)	$2,609	$22	$(115,055)

Balance as of December 31, 2012	$(121,602)	$4,277	$38	$(117,287)
Amounts reclassified from accumulated other comprehensive income:
Actuarial gain (reclassified to salaries, wages and benefits)	6,148	208	—	6,356
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(2,826)	—	(2,826)
Hedging gain (reclassified to interest expense)	—	—	(26)	(26)
Income tax (expense) or benefit	(2,232)	950	10	(1,272)
Other comprehensive income (loss), net of tax	3,916	(1,668)	(16)	2,232
Balance as of June 30, 2013	$(117,686)	$2,609	$22	$(115,055)

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

	Six Months Ended
	June 30, 2013		June 30, 2012
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,463,272	$5.97	1,458,037	$5.77
Granted	627,488	5.73	601,647	5.93
Converted	(392,748)	4.87	—	—
Expired	—	—	—	—
Forfeited	(7,200)	6.82	(17,400)	6.15
Outstanding at end of period	1,690,812	$6.13	2,042,284	$5.81
Vested	441,812	$4.90	390,037	$4.45
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
For the six month periods ended June 30, 2013 and 2012, the Company recorded expense of $1.3 million and $1.8 million, respectively, for stock incentive awards. At June 30, 2013, there was $4.3 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2013, none of the awards were convertible, 441,812 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 2,004,812 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2015.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2013	2012	2013	2012
Earnings from continuing operations	$6,915	$11,219	$15,416	$17,881
Weighted-average shares outstanding for basic earnings per share	64,050	63,431	63,931	63,431
Common equivalent shares:
Effect of stock-based compensation awards	809	962	761	952
Weighted-average shares outstanding assuming dilution	64,859	64,393	64,692	64,383
Basic earnings per share from continuing operations	$0.11	$0.18	$0.24	$0.28
Diluted earnings per share from continuing operations	$0.11	$0.17	$0.24	$0.28
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 13,000 and 49,000 at June 30, 2013 and 2012, respectively.

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

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2013	2012	2013	2012
Total revenues:
CAM	$39,362	$38,067	$78,331	$75,918
ACMI Services	106,604	121,389	217,920	234,584
All other	26,951	26,682	53,205	55,103
Eliminate inter-segment revenues	(34,013)	(32,584)	(67,273)	(66,545)
Total	$138,904	$153,554	$282,183	$299,060
Customer revenues:
CAM	$17,845	$18,635	$36,181	$38,024
ACMI Services	106,604	121,389	217,920	234,584
All other	14,455	13,530	28,082	26,452
Total	$138,904	$153,554	$282,183	$299,060
Depreciation and amortization expense:
CAM	$14,803	$14,680	$29,319	$29,101
ACMI Services	6,692	6,755	12,830	12,559
All other	270	79	536	154
Total	$21,765	$21,514	$42,685	$41,814
Segment earnings (loss):
CAM	$17,214	$16,667	$34,087	$33,485
ACMI Services	(9,093)	(1,582)	(14,497)	(9,797)
All other	2,607	3,228	4,788	5,229
Net unallocated interest expense	(95)	(344)	(443)	(665)
Net gain on derivative instruments	452	202	742	662
Pre-tax earnings from continuing operations	$11,085	$18,171	$24,677	$28,914

The Company's assets are presented below by segment (in thousands):

	June 30,	December 31,
	2013	2012
Assets:
CAM	$841,634	$810,664
ACMI Services	171,430	161,650
All other	58,027	63,297
Total	$1,071,091	$1,035,611
Interest expense of $0.1 million and $0.3 million for the three and six month periods ending June 30, 2013, respectively, compared to $0.2 million and $0.5 million for the corresponding periods in 2012, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $3.3 million and $5.9 million for the three and six month periods ending June 30, 2013, respectively, compared to $3.1 million and $6.0 million for the corresponding periods of 2012, respectively.

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

BACKGROUND
We provide airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers. The Company's principal subsidiaries include two independently certificated airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”).
At June 30, 2013, the Company owned 48 cargo aircraft in serviceable condition and leased six more under operating leases. The owned fleet consisted of 36 Boeing 767-200 aircraft, five Boeing 767-300 aircraft, four Boeing 757 freighter aircraft, one Boeing 757 combi aircraft and two McDonnell Douglas DC-8 combi aircraft. The combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. The Company's airline subsidiaries also leased four Boeing 767-200 aircraft and two Boeing 767-300 aircraft from third parties as of June 30, 2013.
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
The Company's airlines contract their services to the Air Mobility Command through the U.S. Transportation Command both of which are organized under the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes.
Update
DHL accounted for 54% of the Company's consolidated revenues for the first six months of 2013 and 52% of the Company's consolidated revenues in the corresponding period in 2012. In addition to the 13 CAM-owned Boeing 767 aircraft leased by DHL, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. ATI also operates four CAM-owned Boeing 757 aircraft for DHL under separate agreements. Additionally, during 2013, the Company's airlines operated 10 of CAM's Boeing 767 aircraft for DHL under contracts and arrangements having durations of one year or less.
At the end of 2012, we ceased Boeing 727 operations at the Company's former airline, Capital Cargo International Airlines, Inc. ("CCIA"), and DC-8 freighter operations at ATI. During the first quarter of 2013, the Company completed the merger of CCIA with and into ATI, with ATI as the surviving entity. As a result, ATI now conducts Boeing 757, 767 and DC-8 combi operations. The combined operation benefits from a standardized fleet, two person flight crew, improved reliability of the Boeing 767 and 757 aircraft and, after the crew training is completed, from a common pilot type rating. Additionally, we have reduced administrative and overhead costs as a result of combining positions, information technology and facilities. The merging of ATI and CCIA was preceded by the restructuring of BAX Global, Inc.'s U.S. business operations ("BAX/Schenker"). The Company stopped providing services to BAX/Schenker, a former significant customer, as of the end of 2011, after BAX/Schenker phased out its air network in North America.
During the first quarter of 2013, the Company contracted to operate three additional Boeing 767-200 aircraft for DHL's U.S. network. These aircraft replaced the Boeing 727 aircraft that were operated for DHL and were retired at the end of 2012.
The U.S. Military comprised 17% and 16% of the Company's consolidated revenues during the six month periods ended June 30, 2013 and 2012, respectively. Revenues from the U.S. Military were derived primarily by operating combi aircraft for the U.S. Military in non-combat areas. The Company is in the process of retiring its DC-8 combi aircraft and replacing them with Boeing 757 combi aircraft. During the first quarter of 2013, CAM purchased two Boeing 757 combi aircraft and now owns four Boeing 757 combi aircraft. During the second quarter of 2013, the first of the Company's four Boeing 757 combi aircraft was certified by the FAA and began flight operations by ATI for the U.S. Military. During July of 2013, the second Boeing 757 combi aircraft began flight operations and we expect the last two to enter service during the remainder of 2013.
At June 30, 2013, the Company also had two Boeing 767-300 freighter aircraft that were completing modification from passenger to a standard freighter configuration. The Company does not have any additional commitments to acquire aircraft.

RESULTS OF OPERATIONS
Summary
The consolidated net earnings from continuing operations were $6.9 million and $15.4 million for the three and six month periods ended June 30, 2013, respectively, compared to $11.2 million and $17.9 million for the corresponding periods of 2012. The pre-tax earnings from continuing operations were $11.1 million and $24.7 million for the three and six month periods ended June 30, 2013, respectively, compared to $18.2 million and $28.9 million for the corresponding periods of 2012. Earnings from continuing operations for 2013 declined as compared to 2012 due to lower revenues, primarily in the ACMI Services segment. Customer revenues decreased by $14.7 million to $138.9 million during the second quarter of 2013 and by $16.9 million to $282.2 million for the first six months of 2013 compared to the corresponding periods of 2012. Revenues were negatively impacted by FAA requirements which delayed the deployment of Boeing 757 aircraft and the training of the related flight crews, as well as continued softness in international cargo markets. Total operating expenses continued to decline as we restructure the ATI airline, falling 5% during the three and six month periods ended June 30, 2013, compared to the corresponding periods of 2012. Further expense reductions to resize the airline cost structure and realize synergies from merging CCIA into ATI, will take more time to achieve.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2013	2012	2013	2012
Revenues from Continuing Operations:
CAM	$39,362	$38,067	$78,331	$75,918
ACMI Services
Airline services	89,920	101,020	183,077	197,362
Reimbursable	16,684	20,369	34,843	37,222
Total ACMI Services	106,604	121,389	217,920	234,584
Other Activities	26,951	26,682	53,205	55,103
Total Revenues	172,917	186,138	349,456	365,605
Eliminate internal revenues	(34,013)	(32,584)	(67,273)	(66,545)
Customer Revenues	$138,904	$153,554	$282,183	$299,060

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$17,214	$16,667	$34,087	$33,485
ACMI Services	(9,093)	(1,582)	(14,497)	(9,797)
Other Activities	2,607	3,228	4,788	5,229
Net unallocated interest expense	(95)	(344)	(443)	(665)
Net gain on derivative instruments	452	202	742	662
Pre-Tax Earnings from Continuing Operations	11,085	18,171	24,677	28,914
Less Net gain on derivative instruments	(452)	(202)	(742)	(662)
Adjusted Pre-Tax Earnings	$10,633	$17,969	$23,935	$28,252
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
As of June 30, 2013, CAM had 48 aircraft in serviceable condition, which included 28 aircraft leased internally to the Company's airlines. CAM's total revenues, from internal and external customers, grew $1.3 million and $2.4 million during the three and six month periods ending June 30, 2013 compared to the corresponding periods of 2012, as a result of additional aircraft leases placed during 2012. Since June 30, 2012, CAM completed the modification of one Boeing 767-300 freighter aircraft, one Boeing 757 freighter aircraft and one Boeing 757 combi aircraft and placed those aircraft under leases with internal customers.
As of June 30, 2013 and 2012, CAM leased 20 and 21 aircraft to external customers, respectively. Revenues from external customers decreased $0.8 million and $1.8 million during the three and six month periods ending June 30, 2013, respectively, compared to the corresponding periods of 2012. The decrease is due to fewer instances of short term engine leases and the return of a Boeing 767 aircraft to CAM from a regional carrier before the end of the original lease term. CAM's revenues from the Company's airlines totaled $21.5 million and $42.2 million during the three and six month periods ending June 30, 2013, respectively, compared to $19.4 million and $37.9 million for the corresponding periods of 2012. The increase in internal lease revenues reflects additional Boeing 767-300 aircraft and Boeing 757 aircraft that CAM has leased internally, offset by the retirement of CAM's Boeing 727 and DC-8 freighter fleets at the end of 2012.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $17.2 million and $34.1 million for the three and six month periods ending June 30, 2013, respectively, compared to $16.7 million and $33.5 million for the corresponding periods of 2012. The flat earnings reflected additional internal lease revenues offset by higher depreciation expense for Boeing 767 aircraft, increased expenses to place and support the larger fleet of Boeing 767 and 757 aircraft and higher allocated interest expense compared to the corresponding periods of 2012.
In July 2013, CAM internally leased its second Boeing 757 combi aircraft to ATI which began to operate the aircraft for the US Military. During the remainder of 2013, we expect CAM to deploy two more Boeing 767-300 freighters and two more 757 combi aircraft that are being prepared for future deployment. The Boeing 757 combi aircraft will replace the last of ATI's DC-8 combi aircraft for the U.S. Military. While we do not have customer commitments for the two Boeing 767-300 aircraft, the reputation of the Boeing 767-300 aircraft for reliability and cost effectiveness in medium range markets remains strong. The lease of additional aircraft, however, could be affected by continued low growth economic conditions and excess industry capacity of airlift.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, including landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed all-inclusive price. As of June 30, 2013, ACMI Services included 47 in-service aircraft, including 28 leased internally from CAM, six leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
ACMI Services incurred pre-tax losses of $9.1 million and $14.5 million during the three and six month periods ending June 30, 2013, respectively, compared to pre-tax losses of $1.6 million and $9.8 million for the corresponding periods of 2012. Larger pre-tax losses were primarily a result of lower revenues. Revenues from ACMI Services were $106.6 million and $217.9 million for the three and six month periods ending June 30, 2013, respectively, compared to $121.4 million and $234.6 million during the corresponding periods of 2012. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined 11% and 7% during 2013 for the three and six month periods ending June 30, 2013, respectively, compared to the corresponding periods of 2012. Lower revenues were a result of fewer flights for the U.S. Military, less ad hoc charters and operating fewer international cargo lanes for our customers. Since June of 2012, some of our aircraft have been replaced by our customer's own airlift capacity on certain international cargo lanes. Revenues were also negatively impacted by the phase in of the Boeing 757 combi aircraft for the U.S. Military, replacing the DC-8 combi aircraft in operation by ATI. Block hours flown for the U.S. Military were down 10% during the second quarter of 2013 compared to the second quarter of 2012 primarily due to delays regarding FAA approvals for the Boeing 757 combi aircraft and pilot training. Before the Boeing 757 combi aircraft could begin operations, the aircraft had to be certified by the FAA and our pilots trained for B757 passenger operations. ATI was unable to operate certain US military routes during the second quarter because the combi aircraft was not approved and the number of trained pilots was not sufficient.
During the three and six month periods ending June 30, 2013, billable block hours declined 17% and 16% respectively compared to the corresponding periods of 2012. Revenues declined less than block hours declined because a larger portion of our 2013 revenues is derived by shorter express routes instead of longer international routes flown during 2012. The effective average revenue rates per block hour paid by non-military customers are higher for express routes in which aircraft utilization is lower, compared to lower rates for longer, international routes.
Operating expense for ACMI Services declined $3.6 million and $9.6 million during the three and six month periods ending June 30, 2013, respectively, compared to corresponding periods of 2012 due to combining the ATI and CCIA operations, which resulted in a 27% reduction in airline related headcount compared to the beginning of 2012. Operating expenses for aircraft maintenance and travel declined due to the lower level of international block hours flown. These expense reductions related to personnel and the level of flights were partially offset by higher aircraft depreciation expense and aircraft rent expense which increased due to the addition of Boeing 767-300 aircraft.

Future operating results could be impacted by the further phase-in of the Boeing 757 combi aircraft for the U.S. Military, replacing the DC-8 combi aircraft currently in operation by ATI. Before the Boeing 757 combi aircraft can begin operations, the aircraft must be certified by the FAA. If the airworthiness certification process takes longer than expected, and the Company's DC-8 combi aircraft are not available, the Company could incur additional costs to sub-service U.S. Military personnel transportation through a passenger airline. Further, while pilots are being trained for the Boeing 757 operations, we may not have a sufficient number of trained crews to fly scheduled U.S. Military routes and ad hoc charters that may arise.
The ability of the ACMI Services segment to generate operating profits depends upon a number of key factors. These factors include the replacement of the DC-8 combi aircraft with the Boeing 757 combi aircraft, retraining of crewmembers for the Boeing 767 and 757 operations, continued cost controls and headcount reductions and revenue growth within ACMI Services. Currently, the ACMI Services segment has four aircraft that are underutilized. Improved aircraft utilization and revenue growth for ACMI Services depends on the cost competitiveness of the airlines, aircraft reliability, market preferences for the type of aircraft that we operate, airlift capacity in the markets, regulatory approvals and general economic conditions. Continued stagnant economic conditions and market uncertainty may slow the pace of aircraft deployments into incremental revenue operations.
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
External customer revenues from all other activities were $14.5 million and $28.1 million for the three and six month periods ending June 30, 2013, respectively, compared to $13.5 million and $26.5 million for the corresponding periods of 2012. Revenues from services provided to the USPS increased $1.8 million and $3.8 million during the three and six month periods ending June 30, 2013 compared to the corresponding periods of 2012, due to increased volumes at the facilities that we operate for the USPS. Increased revenues from the USPS, however, were partially offset by lower aircraft maintenance revenues from external customers, which declined $1.0 million and $2.4 million for the three and six month periods ending June 30, 2013, respectively, compared to the corresponding periods of 2012. Maintenance services revenues for external customers declined during 2013 compared to 2012 because the Company's aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"), has limited hangar facilities and revenue recognition is effected by the timing of project completion. Revenue recognition for larger aircraft maintenance projects typically occurs at the completion of the project.
The pre-tax earnings from other activities were $2.6 million and $4.8 million for the three and six month periods ending June 30, 2013, respectively, compared to $3.2 million and $5.2 million for the corresponding periods of 2012. Pre-tax earnings from other activities for 2013 decreased compared to 2012 primarily due to lower aircraft maintenance revenues.
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

Discontinued Operations
Pre-tax losses related to the former sorting operations were less than $0.1 million for the first six months of 2013 compared to $0.6 million for the corresponding period of 2012. The results of discontinued operations primarily contain pension expense for former employees that supported sort operations under a hub services agreement with DHL and expenses for certain legal matters associated with those former sorting operations.
Fleet Summary 2013
The Company’s aircraft fleet is summarized below as of June 30, 2013 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	16	20	36
Boeing 767-300	5	—	5
Boeing 757	4	—	4
Boeing 757 Combi	1	—	1
DC-8 combi	2	—	2
Total	28	20	48
Carrying value			$672,805
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	2	—	2
Total	6	—	6
Carrying value			$647
Aircraft for freighter and combi modification
Boeing 767-300	—	2	2
Boeing 757 Combi	—	3	3
Total	—	5	5
Carrying value			$131,101
As of June 30, 2013, ACMI Services leased 28 of its in-service aircraft internally from CAM. As of June 30, 2013, 13 of CAM's 20 Boeing 767-200 aircraft shown above were leased to DHL and operated by ABX. CAM leased the other seven Boeing 767-200 aircraft to external airlines.
Aircraft fleet activity during 2013 is summarized below:
- CAM purchased two Boeing 757 combi aircraft and is completing the process for airworthiness certification
- ATI removed two DC-8 combi aircraft from the in-service fleet.
- CAM completed the modification of one Boeing 757 freighter aircraft and leased it internally to ATI which deployed the aircraft for DHL.
- CAM completed the airworthiness of one Boeing 757 combi aircraft and leased it internally to ATI which deployed the aircraft for the US Military.
In July 2013, CAM internally leased its second Boeing 757 combi aircraft to ATI which began to operate the aircraft for the US Military. During the remainder of 2013, we expect CAM to deploy two more 757 combi aircraft and two more Boeing 767-300 freighters.

As of June 30, 2013, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $2.7 million that were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.
Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $2.6 million and $6.4 million during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods of 2012. Lower expenses are primarily a result of the lower number of employees after merging and restructuring ATI and CCIA. Headcount declined 12% between the beginning of 2012 and June 30, 2013. Pension expense for continuing operations decreased $1.1 million and $2.2 million during the three and six month periods ending June 30, 2013 when compared to the corresponding periods of 2012 due to strong investment returns on pension plan assets.
Fuel expense decreased by $1.6 million and $1.1 million during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods of 2012. Fuel expense primarily reflects the costs of fuel to operate U.S. Military charters, position aircraft for service and for maintenance purposes. The decrease reflects the decline in the number of flights flown for the U.S. Military and ad hoc charter customers during 2013 compared to 2012.
Maintenance, materials and repairs expense decreased by $0.3 million and $1.2 million during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods of 2012. The decline in maintenance expense is a result of lower airframe maintenance expenses offset by higher engine maintenance expenses compared to the previous year. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks that are performed. Aircraft maintenance expenses for airframe checks were lower during the first half of 2013 compared to the corresponding 2012 period due to four fewer Boeing 767-200 airframe checks performed. However, engine maintenance expenses increased due to the higher costs for engine parts and engine maintenance services.
Depreciation and amortization expense increased $0.3 million and $0.9 million during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods of 2012. The increase in depreciation expense reflects the removal of the Boeing 727 aircraft and the DC-8 freighter aircraft from service, offset by incremental depreciation expense for three Boeing 767-300 aircraft, one Boeing 767-200 aircraft, one Boeing 757 freighter aircraft and one Boeing 757 combi aircraft added to the in-service fleet since the beginning of 2012.
Travel expense decreased by $0.8 million and $2.0 million during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods of 2012. The decrease reflects the lower level of employee headcount and less international travel to support international flight operations during 2013 compared to 2012.
Rent expense increased by $0.5 million and $1.6 million during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods of 2012. Rent expense increased primarily due to the lease of an additional Boeing 767-300 aircraft beginning in May 2012.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $1.9 million during both the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods of 2012. The decrease was due to the reduction in block hours and flights operated in 2013 compared to 2012.
Insurance expense decreased by $0.4 million and $0.9 million during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods of 2012, primarily due to the reduction in Boeing 727 and DC-8 aircraft.
Other operating expenses include professional fees, navigational services, employee training, utilities and the cost of parts sold to customers. Other operating expenses decreased by $0.4 million and $0.9 million during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods of 2012. The costs of flight crew training through outside providers was higher in 2012 compared to 2013.
Interest expense decreased by $0.1 million and $0.5 million during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods of 2012. Interest expense was lower in 2013 compared to 2012 due to lower interest rates related to the Senior Credit Agreement and the expiration of certain interest rate swaps. Interest rates on the Company’s variable interest, unsubordinated term loan decreased to 2.58% during the second quarter of 2013 compared to 2.72% at June 30, 2012. We expect interest expense to increase during 2013 due to a higher level of debt which is being used to expand the Company's aircraft fleet.
During the three and six month periods ending June 30, 2013, the Company recorded pre-tax net gains on derivatives of $0.5 million and $0.7 million, respectively, compared to $0.2 million and $0.7 million during the corresponding periods of 2012, reflecting the impact of higher market interest rates and the lower notional value of interest rate swaps being held by the Company.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2013 have been estimated utilizing a 37.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2013 will depend on the actual amount of pre-tax book income generated by the Company for the full year. The effective tax rate from continuing operations for the three and six month periods ended June 30, 2012 was 38.3% and 38.2%, respectively, based on projections of taxable income and tax deductions at that time.
As of December 31, 2012, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $93.4 million, which will begin to expire in 2024 if not utilized before that time. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes through 2015 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights are primarily sourced to the United States under international aviation agreements and treaties. If we begin to operate in countries without such agreements, the Company could incur additional foreign income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $48.0 million and $64.6 million for the first six months of 2013 and 2012, respectively. Cash flows generated from operating activities decreased in the first six months of 2013 compared to 2012 due to lower payments received from DHL and increased pension contributions, partially offset by lower payments to vendors. During the first six months of 2012, the Company made payments to vendors associated with the wind-down of the BAX/Schenker operations at the end of 2011.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $72.8 million for the first six months of 2013 compared to $69.5 million for the first six months of 2012. Capital expenditures in 2013 included $61.5 million for the acquisition of two Boeing 757 combi aircraft and the costs of Boeing 757 and Boeing 767 aircraft modifications, $6.6 million for required heavy maintenance, $1.5 million for construction of the new aircraft hangar and $3.2 million for other equipment costs. Our capital expenditures in 2012 included $59.9 million for the acquisition and modification of aircraft, $5.3 million for required heavy maintenance and $4.3 million for other equipment costs.
Net cash provided by financing activities was $29.0 million for the first six months of 2013 compared to $19.4 million for the corresponding period in 2012. During the first six months of 2013, we drew $60.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $32.6 million. Additionally, $3.1 million of the principal balance of the DHL promissory note was extinguished during the first six months of 2013, pursuant to the CMI agreement with DHL.
Commitments
Through CAM, we continue to make investments in Boeing 767-300 and 757 aircraft. As the remaining Boeing 757 combi aircraft achieve airworthiness certification, we plan to place them into service with the U.S. Military, replacing our DC-8 combi aircraft. We are marketing the Boeing 767-300 aircraft to place them into service under dry leasing arrangements to external customers or ACMI operations using our airlines.
In August 2010, the Company entered into an agreement with M&B Conversions Limited and Israel Aerospace Industries Ltd. ("IAI"), for the conversion by IAI of up to ten Boeing 767-300 series passenger aircraft to a standard freighter configuration during the 10-year term of the agreement. As of June 30, 2013, five such aircraft have completed the modification process and two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration. If the Company were to cancel the conversion program as of June 30, 2013, it would owe IAI approximately $9.8 million associated with engineering efforts and conversion part kits.
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
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $138.8 million and a revolving credit facility from which the Company has drawn $180.0 million, net of repayments as of June 30, 2013. On July 20, 2012, the Company executed the first amendment to the Senior Credit Agreement ("Credit Amendment"). The Credit Amendment increased the amount available under the revolving credit facility by $50 million to $225 million, extended the maturity of the term loan and revolving credit facility to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50 million, subject to the lenders' consent. If the Company exercises the accordion feature, the same terms and conditions of the Senior Credit Agreement would apply to the accordion feature and additional collateral would need to be posted to maintain the 150% collateral coverage requirement. The additional debt may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.58%. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement.
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
At June 30, 2013, the Company had $20.9 million of cash balances. The Company had $33.8 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $11.2 million. In January 2013, the Company drew an additional $60.0 million through the revolving credit facility to finance aircraft acquisitions and related modification costs. If needed, the Company also expects to have available the $50 million accordion feature noted above. As specified under the terms of ABX's CMI agreement with DHL, the $10.9 million balance at June 30, 2013 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
On December 2, 2011, the plaintiffs agreed to settle this matter in exchange for the payment by ABX to plaintiffs and the putative class members of a monetary amount, which amount management believes to be less than it would have cost to defend the case at trial. The final settlement was approved by the Court on July 9, 2013, and is subject to a 30-day appeal period, after which the funds will be paid over to the class administrator for distribution in accordance with the terms of the settlement agreement.
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.5 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX has to date exhausted its appeals with respect to two of the administrative penalties.
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

3.1
Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. reflecting corrections and amendments through May 17, 2013, filed herewith. [This document represents the Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. in compiled form, incorporating all corrections and amendments. This compiled document has not been filed with the Delaware Secretary of State.]

3.2	Amended and Restated Bylaws of Air Transport Services Group, Inc., reflecting amendments through May 10, 2013, filed herewith.

10.1	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified March 18, 2013. (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	August 8, 2013

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 8, 2013	and Principal Accounting Officer)