Form 10-Q
period 2013-09-30
Air Transport Services Group, Inc.
filed 2013-11-06
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of November 6, 2013, 64,666,881 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES	$140,877	$153,826	$423,060	$452,886
OPERATING EXPENSES
Salaries, wages and benefits	41,498	44,153	126,771	135,827
Fuel	11,356	12,038	38,157	39,962
Maintenance, materials and repairs	24,644	26,751	71,783	75,135
Depreciation and amortization	23,392	21,057	66,077	62,871
Travel	4,409	5,618	13,908	17,162
Rent	6,958	6,745	20,528	18,719
Landing and ramp	2,227	3,877	8,264	11,823
Insurance	1,559	1,944	4,466	5,780
Other operating expenses	8,224	9,348	25,914	27,908
	124,267	131,531	375,868	395,187
OPERATING INCOME	16,610	22,295	47,192	57,699
OTHER INCOME (EXPENSE)
Interest income	17	38	56	104
Interest expense	(3,814)	(3,668)	(10,500)	(10,886)
Net gain (loss) on derivative instruments	(317)	294	425	956
	(4,114)	(3,336)	(10,019)	(9,826)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,496	18,959	37,173	47,873
INCOME TAX EXPENSE	(4,697)	(7,403)	(13,958)	(18,436)
EARNINGS FROM CONTINUING OPERATIONS	7,799	11,556	23,215	29,437
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(186)	(2)	(576)
NET EARNINGS	$7,799	$11,370	$23,213	$28,861

BASIC EARNINGS PER SHARE
Continuing operations	$0.12	$0.18	$0.36	$0.46
Discontinued operations	—	—	—	(0.01)
TOTAL BASIC EARNINGS PER SHARE	$0.12	$0.18	$0.36	$0.45

DILUTED EARNINGS PER SHARE
Continuing operations	$0.12	$0.18	$0.36	$0.46
Discontinued operations	—	—	—	(0.01)
TOTAL DILUTED EARNINGS PER SHARE	$0.12	$0.18	$0.36	$0.45

WEIGHTED AVERAGE SHARES
Basic	64,052	63,456	63,972	63,439
Diluted	65,036	64,667	64,807	64,478

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET EARNINGS	$7,799	$11,370	$23,213	$28,861
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	1,958	1,682	5,874	5,047
Defined Benefit Post-Retirement	(834)	(806)	(2,502)	(2,419)
Gains and Losses on Derivatives	(7)	(9)	(23)	(27)

TOTAL OTHER COMPREHENSIVE INCOME	1,117	867	$3,349	$2,601

TOTAL COMPREHENSIVE INCOME	$8,916	$12,237	$26,562	$31,462

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,864	$15,442
Accounts receivable, net of allowance of $543 in 2013 and $749 in 2012	45,680	47,858
Inventory	8,952	9,430
Prepaid supplies and other	11,075	8,855
Deferred income taxes	19,154	19,154
Aircraft and engines held for sale	2,491	3,360
TOTAL CURRENT ASSETS	104,216	104,099
Property and equipment, net	848,550	818,924
Other assets	21,427	20,462
Intangibles	4,958	5,146
Goodwill	86,980	86,980
TOTAL ASSETS	$1,066,131	$1,035,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,988	$36,521
Accrued salaries, wages and benefits	22,936	22,917
Accrued expenses	8,258	8,502
Current portion of debt obligations	23,572	21,265
Unearned revenue	9,771	10,311
TOTAL CURRENT LIABILITIES	97,525	99,516
Long term debt obligations	368,331	343,216
Post-retirement liabilities	149,326	185,097
Other liabilities	61,592	62,104
Deferred income taxes	62,066	46,422
TOTAL LIABILITIES	738,840	736,355
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,672,632 and 64,130,056 shares issued and outstanding in 2013 and 2012, respectively	647	641
Additional paid-in capital	524,554	523,087
Accumulated deficit	(83,972)	(107,185)
Accumulated other comprehensive loss	(113,938)	(117,287)
TOTAL STOCKHOLDERS’ EQUITY	327,291	299,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,066,131	$1,035,611

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net earnings from continuing operations	$23,215	$29,437
Net loss from discontinued operations	(2)	(576)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	66,077	62,871
Pension and post-retirement	5,295	4,172
Deferred income taxes	13,736	17,682
Amortization of stock-based compensation	2,123	2,668
Amortization of DHL promissory note	(4,650)	(4,650)
Net gain on derivative instruments	(425)	(956)
Changes in assets and liabilities:
Accounts receivable	2,183	2,618
Inventory and prepaid supplies	(2,516)	(2,509)
Accounts payable	(157)	(4,811)
Unearned revenue	(5,676)	4,002
Accrued expenses, salaries, wages, benefits and other liabilities	1,520	3,811
Pension and post-retirement liabilities	(35,771)	(24,689)
Other	(3,439)	(2,106)
NET CASH PROVIDED BY OPERATING ACTIVITIES	61,513	86,964
INVESTING ACTIVITIES:
Capital expenditures	(96,766)	(108,339)
Proceeds from property and equipment	1,337	3,484
NET CASH (USED IN) INVESTING ACTIVITIES	(95,429)	(104,855)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(47,928)	(9,399)
Proceeds from bank borrowings	80,000	25,000
Reimbursement of hangar construction costs	3,266	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,338	15,601

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,422	(2,290)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,442	30,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,864	$28,213

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$9,976	$9,240
Federal alternative minimum and state income taxes paid	$1,014	$272
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$4,650	$4,650
Accrued capital expenditures	$1,394	$15,390
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was none and $0.7 million for the quarters ended September 30, 2013 and 2012, respectively and $1.0 million and $2.0 million for the nine month periods ended September 30, 2013 and 2012, respectively.
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

Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $30.7 million and $31.6 million at September 30, 2013 and December 31, 2012, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 55% and 55% of the Company's consolidated revenues from continuing operations for the three and nine month periods ended September 30, 2013, respectively, compared to 55% and 53% for the corresponding periods of 2012. The Company’s balance sheets include accounts receivable with DHL of $22.2 million and $18.3 million as of September 30, 2013 and December 31, 2012, respectively.
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
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 17% and 17% of the Company's total revenues from continuing operations for the three and nine month periods ending September 30, 2013, respectively, compared to 15% and 16% for the corresponding periods of 2012. The Company's balance sheets included accounts receivable with the U.S. Military of $4.2 million and $4.2 million as of September 30, 2013 and December 31, 2012, respectively.

NOTE C—GOODWILL AND OTHER INTANGIBLES
The Company has two reporting units that have goodwill, ATI (a component of the ACMI Services segment) and CAM. The carrying amounts of goodwill by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2012	$52,585	$34,395	$86,980
Carrying value as of September 30, 2013	$52,585	$34,395	$86,980

The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2012	$2,146	$3,000	$5,146
Amortization	(188)	—	(188)
Carrying value as of September 30, 2013	$1,958	$3,000	$4,958
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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2013	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$3,797	$—	$3,817
Total Assets	$20	$3,797	$—	$3,817
Liabilities
Interest rate swaps	$—	$(2,721)	$—	$(2,721)
Total Liabilities	$—	$(2,721)	$—	$(2,721)

As of December 31, 2012	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$18	$339	$—	$357
Total Assets	$18	$339	$—	$357
Liabilities
Interest rate swaps	$—	$(3,146)	$—	$(3,146)
Total Liabilities	$—	$(3,146)	$—	$(3,146)
As a result of lower market interest rates for the aircraft loans compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $2.8 million more than the carrying value, which was $391.9 million at September 30, 2013. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Aircraft and flight equipment	$1,232,284	$1,148,781
Support equipment	51,179	52,209
Vehicles and other equipment	1,706	1,597
Leasehold improvements	1,091	814
	1,286,260	1,203,401
Accumulated depreciation	(437,710)	(384,477)
Property and equipment, net	$848,550	$818,924
CAM owned aircraft with a carrying value of $254.4 million and $273.4 million that were under leases to external customers as of September 30, 2013 and December 31, 2012, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $2.5 million and $3.4 million as of September 30, 2013 and December 31, 2012, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Unsubordinated term loan	$135,000	$144,375
Revolving credit facility	190,500	143,000
Aircraft loans	57,103	63,156
Promissory note due to DHL, unsecured	9,300	13,950
Total long term obligations	391,903	364,481
Less: current portion	(23,572)	(21,265)
Total long term obligations, net	$368,331	$343,216
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. In July 2012, the Company executed the first amendment to the Senior Credit Agreement (“Credit Amendment”). The Credit Amendment increased the amount available under the revolving credit facility by $50.0 million to $225.0 million, extended the maturity of the term loan and revolving credit facility to July 20, 2017, and provided for an accordion feature whereby the Company could draw up to an additional $50.0 million, subject to the lenders' consent. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. In October 2013, the lenders agreed to make the accordion funds of $50.0 million available to the Company, increasing the capacity of the revolving credit facility to $275.0 million. At this time, the unused revolving credit facility totals $74.1 million, net of draws of $190.5 million and outstanding letters of credit of $10.4 million.
Under the terms of the Senior Credit Agreement, interest rates are adjusted no more than quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.555% and 2.555%, respectively. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement.

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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases six Boeing 767 aircraft, airport facilities, office space, maintenance facilities and certain equipment under operating leases. In December 2012, the Company entered into agreements with the Clinton County Port Authority ("CCPA") to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company is acting as the construction agent for the CCPA and began construction of the 100,000 square foot aircraft hangar in January 2013. While the current facility houses aircraft as large as the Boeing 767, the new hangar will provide the capability of servicing aircraft as large as a Boeing 747-400 and a Boeing 777. The hangar is anticipated to cost approximately $15.7 million and is expected to take 14 to 16 months to complete. The CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The costs incurred to build the hangar are included in "Property and equipment" and the amounts reimbursed through the State of Ohio and the CCPA are included in "Other liabilities" on the Company's balance sheet. The Company will begin to make lease payments for the hangar directly to the trustee for the State of Ohio beginning in 2014.
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

On December 2, 2011, the plaintiffs agreed to settle this matter in exchange for the payment by ABX to plaintiffs and the putative class members of a monetary amount, which amount management believes to be less than it would have cost to defend the case at trial. The final settlement was approved by the Court on July 9, 2013 and following a 30-day appeal period during which no objections were received, the settlement funds were paid to the class administrator for distribution in accordance with the terms of the settlement agreement.
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
Employees Under Collective Bargaining Agreements
As of September 30, 2013, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	14.6%
ATI	Airline Pilots Association	8.9%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$69	$67	$—	$—	$207	$201
Interest cost	8,989	9,272	66	95	26,967	27,816	198	285
Expected return on plan assets	(11,498)	(9,970)	—	—	(34,494)	(29,910)	—	—
Amortization of prior service cost	—	—	(1,413)	(1,388)	—	—	(4,239)	(4,164)
Amortization of net (gain) loss	3,074	2,670	104	108	9,222	8,010	312	324
Net periodic benefit cost (benefit)	$565	$1,972	$(1,174)	$(1,118)	$1,695	$5,916	$(3,522)	$(3,354)
During the three and nine month periods ended September 30, 2013, the Company contributed $17.9 million and $27.6 million to the pension plans. The Company does not expect to make additional contributes to the pension plans during the remainder of 2013.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2013 have been estimated utilizing a 37.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2013 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
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

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of earnings. For the quarter ended September 30, 2013, the Company recorded an unrealized loss on derivatives of $0.3 million to reflect the interest rate swaps at market value. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30, 2013		December 31, 2012
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.0200%	$67,500	$(2,203)	$72,188	$(3,146)
June 30, 2017	1.1825%	65,625	(518)	—	—

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of June 30, 2012	$(107,262)	$5,892	$57	$(101,313)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	2,670	108	—	2,778
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,387)	—	(1,387)
Hedging gain (reclassified to interest expense)	—	—	(14)	(14)
Income tax (expense) or benefit	(988)	473	5	(510)
Other comprehensive income (loss), net of tax	1,682	(806)	(9)	867
Balance as of September 30, 2012	$(105,580)	$5,086	$48	$(100,446)

Balance as of December 31, 2011	$(110,626)	$7,504	$75	$(103,047)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	8,011	324	—	8,335
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(4,162)	—	(4,162)
Hedging gain (reclassified to interest expense)	—	—	(42)	(42)
Income tax (expense) or benefit	(2,964)	1,419	15	(1,530)
Other comprehensive income (loss), net of tax	5,047	(2,419)	(27)	2,601
Balance as of September 30, 2012	$(105,579)	$5,085	$48	$(100,446)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of June 30, 2013	$(117,686)	$2,609	$22	$(115,055)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,074	104	—	3,178
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,413)	—	(1,413)
Hedging gain (reclassified to interest expense)	—	—	(12)	(12)
Income tax (expense) or benefit	(1,116)	475	5	(636)
Other comprehensive income (loss), net of tax	1,958	(834)	(7)	1,117
Balance as of September 30, 2013	$(115,728)	$1,775	$15	$(113,938)

Balance as of December 31, 2012	$(121,602)	$4,277	$38	$(117,287)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	9,222	312	—	9,534
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(4,239)	—	(4,239)
Hedging gain (reclassified to interest expense)	—	—	(38)	(38)
Income tax (expense) or benefit	(3,348)	1,425	15	(1,908)
Other comprehensive income (loss), net of tax	5,874	(2,502)	(23)	3,349
Balance as of September 30, 2013	$(115,728)	$1,775	$15	$(113,938)

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

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,463,272	$5.97	1,458,037	$5.77
Granted	627,488	5.73	601,647	5.93
Converted	(392,748)	4.87	(142,200)	8.11
Expired	—	—	—	—
Forfeited	(7,200)	6.82	(88,800)	5.93
Outstanding at end of period	1,690,812	$6.13	1,828,684	$5.63
Vested	441,812	$4.90	483,284	$4.68
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
For the nine month periods ended September 30, 2013 and 2012, the Company recorded expense of $2.1 million and $2.7 million, respectively, for stock incentive awards. At September 30, 2013, there was $3.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2013, none of the awards were convertible, 441,812 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 2,004,812 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2015.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2013	2012	2013	2012
Earnings from continuing operations	$7,799	$11,556	$23,215	$29,437
Weighted-average shares outstanding for basic earnings per share	64,052	63,456	63,972	63,439
Common equivalent shares:
Effect of stock-based compensation awards	984	1,211	835	1,039
Weighted-average shares outstanding assuming dilution	65,036	64,667	64,807	64,478
Basic earnings per share from continuing operations	$0.12	$0.18	$0.36	$0.46
Diluted earnings per share from continuing operations	$0.12	$0.18	$0.36	$0.46
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none and 77,000 at September 30, 2013 and 2012, respectively.

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

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues:
CAM	$40,089	$39,155	$118,420	$115,073
ACMI Services	109,429	122,526	327,349	357,110
All other	30,037	26,773	83,242	81,876
Eliminate inter-segment revenues	(38,678)	(34,628)	(105,951)	(101,173)
Total	$140,877	$153,826	$423,060	$452,886
Customer revenues:
CAM	$17,373	$18,638	$53,553	$56,663
ACMI Services	109,429	122,526	327,349	357,110
All other	14,075	12,662	42,158	39,113
Total	$140,877	$153,826	$423,060	$452,886
Depreciation and amortization expense:
CAM	$16,697	$15,187	$46,016	$44,288
ACMI Services	6,821	5,685	19,651	18,244
All other	(126)	185	410	339
Total	$23,392	$21,057	$66,077	$62,871
Segment earnings (loss):
CAM	$15,893	$17,334	$49,980	$50,819
ACMI Services	(7,113)	(1,746)	(21,610)	(11,543)
All other	4,400	3,373	9,188	8,602
Net unallocated interest expense	(367)	(296)	(810)	(961)
Net gain on derivative instruments	(317)	294	425	956
Pre-tax earnings from continuing operations	$12,496	$18,959	$37,173	$47,873

The Company's assets are presented below by segment (in thousands):

	September 30,	December 31,
	2013	2012
Assets:
CAM	$807,571	$810,664
ACMI Services	177,603	161,650
All other	80,957	63,297
Total	$1,066,131	$1,035,611
Interest expense of $0.1 million and $0.4 million for the three and nine month periods ending September 30, 2013, respectively, compared to $0.2 million and $0.7 million for the corresponding periods in 2012, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $3.3 million and $9.2 million for the three and nine month periods ending September 30, 2013, respectively, compared to $3.1 million and $9.1 million for the corresponding periods of 2012, respectively.

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
At September 30, 2013, the Company owned 50 cargo aircraft in serviceable condition and leased six more under operating leases. The owned fleet consisted of 36 Boeing 767-200 aircraft, five Boeing 767-300 aircraft, four Boeing 757 freighter aircraft, three Boeing 757 combi aircraft and two McDonnell Douglas DC-8 combi aircraft. The combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. The Company's airline subsidiaries also leased four Boeing 767-200 aircraft and two Boeing 767-300 aircraft from third parties as of September 30, 2013.
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
Update
DHL accounted for 55% of the Company's consolidated revenues for the first nine months of 2013 and 53% of the Company's consolidated revenues in the corresponding period in 2012. In addition to the 13 CAM-owned Boeing 767 aircraft leased by DHL, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. ATI also operates four CAM-owned Boeing 757 aircraft for DHL under separate agreements. Additionally, during 2013, the Company's airlines operated 10 of CAM's Boeing 767 aircraft for DHL under contracts and arrangements having durations of one year or less.
At the end of 2012, we ceased Boeing 727 operations at the Company's former airline, Capital Cargo International Airlines, Inc. ("CCIA"), and DC-8 freighter operations at ATI. During the first quarter of 2013, the Company completed the merger of CCIA with and into ATI, with ATI as the surviving entity. As a result, ATI now conducts Boeing 757, 767 and DC-8 combi operations. The combined operation benefits from a standardized fleet, two person flight crew, improved reliability of the Boeing 767 and 757 aircraft and, after the crew training is completed, from a common pilot type rating. Additionally, we have reduced administrative and overhead costs as a result of combining positions, information technology and facilities. Further efforts to resize the airline cost structure and realize synergies from merging CCIA into ATI, will continue through 2013. The merging of ATI and CCIA was preceded by the restructuring of BAX Global, Inc.'s U.S. business operations ("BAX/Schenker"). The Company stopped providing services to BAX/Schenker, a former significant customer, as of the end of 2011, after BAX/Schenker phased out its air network in North America.
During the first quarter of 2013, the Company contracted to operate three additional Boeing 767-200 aircraft for DHL's U.S. network. These aircraft replaced the Boeing 727 aircraft that were operated for DHL and were retired at the end of 2012.
The U.S. Military comprised 17% and 16% of the Company's consolidated revenues during the nine month periods ended September 30, 2013 and 2012, respectively. Revenues from the U.S. Military were derived primarily by operating combi aircraft in non-combat areas. The Company is in the process of retiring its DC-8 combi aircraft and replacing them with Boeing 757 combi aircraft. During the first quarter of 2013, CAM purchased two Boeing 757 combi aircraft and now owns four Boeing 757 combi aircraft. During the second quarter of 2013, the first of the Company's four Boeing 757 combi aircraft was certified by the FAA and began flight operations by ATI for the U.S. Military. During the third quarter of 2013, the second and third Boeing 757 combi aircraft began flight operations and we expect the last one to enter service by the end of 2013 or early in 2014.
At September 30, 2013, the Company also had two Boeing 767-300 freighter aircraft that were completing modification from passenger to a standard freighter configuration. The Company does not have any additional commitments to acquire aircraft.

RESULTS OF OPERATIONS
Summary
The consolidated net earnings from continuing operations were $7.8 million and $23.2 million for the three and nine month periods ended September 30, 2013, respectively, compared to $11.6 million and $29.4 million for the corresponding periods of 2012. The pre-tax earnings from continuing operations were $12.5 million and $37.2 million for the three and nine month periods ended September 30, 2013, respectively, compared to $19.0 million and $47.9 million for the corresponding periods of 2012. Earnings from continuing operations for 2013 declined as compared to 2012 due to lower revenues, primarily in the ACMI Services segment. Customer revenues decreased by $12.9 million to $140.9 million during the third quarter of 2013 and by $29.8 million to $423.1 million for the first nine months of 2013 compared to the corresponding periods of 2012. Revenues were negatively impacted by FAA requirements which delayed the deployment of Boeing 757 aircraft and the training of the related flight crews, as well as continued softness in international cargo markets. Total operating expenses continued to decline as we restructured the ATI airline, falling 5% during the three and nine month periods ended September 30, 2013, compared to the corresponding periods of 2012.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2013	2012	2013	2012
Revenues from Continuing Operations:
CAM	$40,089	$39,155	$118,420	$115,073
ACMI Services
Airline services	93,116	102,072	276,193	299,434
Reimbursables	16,313	20,454	51,156	57,676
Total ACMI Services	109,429	122,526	327,349	357,110
Other Activities	30,037	26,773	83,242	81,876
Total Revenues	179,555	188,454	529,011	554,059
Eliminate internal revenues	(38,678)	(34,628)	(105,951)	(101,173)
Customer Revenues	$140,877	$153,826	$423,060	$452,886

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$15,893	$17,334	$49,980	$50,819
ACMI Services	(7,113)	(1,746)	(21,610)	(11,543)
Other Activities	4,400	3,373	9,188	8,602
Net unallocated interest expense	(367)	(296)	(810)	(961)
Net gain (loss) on derivative instruments	(317)	294	425	956
Pre-Tax Earnings from Continuing Operations	12,496	18,959	37,173	47,873
Less net gain (loss) on derivative instruments	317	(294)	(425)	(956)
Adjusted Pre-Tax Earnings	$12,813	$18,665	$36,748	$46,917
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
As of September 30, 2013, CAM had 50 cargo aircraft in serviceable condition, which included 30 aircraft leased internally to the Company's airlines. CAM's total revenues, from internal and external customers, grew $0.9 million and $3.3 million during the three and nine month periods ending September 30, 2013 compared to the corresponding periods of 2012, as a result of seven additional aircraft leases placed since March 2012. Since March 31, 2012, CAM completed the modification of three Boeing 767-300 freighter aircraft, one Boeing 757 freighter aircraft and three Boeing 757 combi aircraft and placed those aircraft under leases with internal customers. CAM's revenues from the Company's airlines totaled $22.7 million and $64.9 million during the three and nine month periods ending September 30, 2013, respectively, compared to $20.5 million and $58.4 million for the corresponding periods of 2012. The increase in internal lease revenues reflects additional Boeing 767-300 aircraft and Boeing 757 aircraft that CAM has leased internally, offset by the retirement of CAM's Boeing 727 and DC-8 freighter fleets at the end of 2012.
As of September 30, 2013 and 2012, CAM leased 20 and 21 aircraft to external customers, respectively. Revenues from external customers decreased $1.3 million and $3.1 million during the three and nine month periods ending September 30, 2013, respectively, compared to the corresponding periods of 2012. The decrease is due to fewer instances of short term engine leases and the return of a Boeing 767 aircraft to CAM from a regional carrier before the end of the original lease term.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $15.9 million and $50.0 million for the three and nine month periods ending September 30, 2013, respectively, compared to $17.3 million and $50.8 million for the corresponding periods of 2012. The flat earnings reflected additional internal lease revenues offset by higher depreciation expense for Boeing 767 and Boeing 757 aircraft, increased expenses to place and support the larger fleet of Boeing 767 and 757 aircraft and higher allocated interest expense compared to the corresponding periods of 2012.
During the fourth quarter of 2013, we expect CAM to deploy two more Boeing 767-300 freighters and one more 757 combi aircraft. The Boeing 757 combi aircraft will replace the last of ATI's DC-8 combi aircraft for the U.S. Military. While we do not have customer commitments for the two Boeing 767-300 aircraft, the reputation of the Boeing 767-300 aircraft for reliability and cost effectiveness in medium range markets remains strong. The lease of additional aircraft, however, could be affected by continued low growth economic conditions and excess industry capacity of airlift.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, including landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed all-inclusive price. As of September 30, 2013, ACMI Services included 49 in-service aircraft, including 30 leased internally from CAM, six leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
ACMI Services incurred pre-tax losses of $7.1 million and $21.6 million during the three and nine month periods ending September 30, 2013, respectively, compared to pre-tax losses of $1.7 million and $11.5 million for the corresponding periods of 2012. Larger pre-tax losses were primarily a result of lower revenues. Revenues from ACMI Services declined $13.1 and $29.8 million for the three and nine month periods ending September 30, 2013, respectively, compared to the corresponding periods of 2012. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined $9.0 million and $23.2 million in the three and nine month periods ending September 30, 2013, respectively, compared to the corresponding periods of 2012. Lower revenues were a result of fewer flights for the U.S. Military, less ad hoc charters and operating fewer international cargo lanes for our customers. Since mid 2012, some of our aircraft have been replaced by our customer's own airlift capacity on certain international cargo lanes. Block hours flown for the U.S. Military were down 9% and 5% during the three and nine month periods ending September 30, 2013, respectively, compared to the corresponding periods of 2012 primarily due to the phase-in of the Boeing 757 combi aircraft, which is replacing the DC-8 combi aircraft in operation by ATI. Revenues for the U.S. Military were negatively impacted by delays in FAA approvals for the Boeing 757 combi aircraft and pilot training and reduced availability of our DC-8 aircraft during the phase-in. Before the Boeing 757 combi aircraft could begin operations, the aircraft had to be certified by the FAA and our pilots trained to conduct B757 passenger operations. In addition, expenses for non-reimbursed airframe maintenance checks increased $2.8 million and $1.9 million for the three and nine month periods ending September 30, 2013, respectively, compared to the corresponding periods of 2012. The increase reflects an additional Boeing 767-200 airframe check as compared to the previous year periods and a larger required work scope of the checks completed in 2013.
During the three and nine month periods ending September 30, 2013, billable block hours declined 14% and 15% respectively compared to the corresponding periods of 2012. Revenues declined relatively less than block hours declined because a larger portion of our 2013 revenues is derived by shorter express routes instead of longer international routes flown during 2012. The effective average revenue rates per block hour paid by non-military customers are higher for express routes in which aircraft utilization is lower, compared to lower rates per block hour for longer, international routes.
Operating expense for ACMI Services declined $3.6 million and $13.2 million during the three and nine month periods ending September 30, 2013, respectively, compared to corresponding periods of 2012 due partially to combining the ATI and CCIA operations, which resulted in a 26% reduction in airline related headcount compared to the beginning of 2012. Operating expenses for landings, ramp and travel declined due to the lower level of international block hours flown. These expense reductions related to personnel and the level of flights were partially offset by higher aircraft depreciation expense and aircraft rent expense which increased due to the addition of Boeing 767-300 aircraft.
Future operating results could be impacted by the further phase-in of the fourth and final Boeing 757 combi aircraft for the U.S. Military, replacing the DC-8 combi aircraft. Before the Boeing 757 combi aircraft can begin operations, the aircraft must be certified by the FAA. If the airworthiness certification process from the FAA takes longer than expected, and the Company's DC-8 combi aircraft are not available, the Company could incur additional costs to sub-service U.S. Military personnel transportation through a passenger airline. Further, while pilots are being trained for the Boeing 757 operations, we may not have a sufficient number of trained crews to fly ad hoc charters that may arise.
The ability of the ACMI Services segment to generate operating profits depends upon a number of key factors. These factors include the timing of replacement of the DC-8 combi aircraft with the Boeing 757 combi aircraft, retraining of crewmembers for the Boeing 767 and 757 operations, continued cost controls and headcount reductions and revenue growth within ACMI Services. Currently, the ACMI Services segment has four aircraft that are underutilized. Improved aircraft utilization and revenue growth for ACMI Services depends on the cost competitiveness of the airlines, aircraft reliability, market preferences for the type of aircraft that we operate, airlift capacity in the markets, regulatory approvals and general economic conditions. Continued stagnant economic conditions and market uncertainty may slow the pace of aircraft deployments into incremental revenue operations.
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
External customer revenues from all other activities were $14.1 million and $42.2 million for the three and nine month periods ending September 30, 2013, respectively, compared to $12.7 million and $39.1 million for the corresponding periods of 2012. Revenues from services provided to the USPS increased $1.2 million and $5.1 million during the three and nine month periods ending September 30, 2013, respectively, compared to the corresponding periods of 2012, due to increased volumes at the facilities that we operate for the USPS. Maintenance services revenues for external customers increased slightly during the third quarter of 2013 but declined $2.5 million during the first nine months of 2013 compared to 2012. The Company's aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"), has performed more services for the Company's internal airlines during 2013 and has limited hangar facilities for external customers. Revenue recognition for larger aircraft maintenance projects typically occurs at the completion of the project.
The pre-tax earnings from other activities were $4.4 million and $9.2 million for the three and nine month periods ending September 30, 2013, respectively, compared to $3.4 million and $8.6 million for the corresponding periods of 2012. Pre-tax earnings from other activities for 2013 increased compared to 2012 primarily due to additional volumes processed for the USPS during the year and additional aircraft maintenance revenues for external customers during the third quarter of 2013 compared to 2012.
In 2013, the Company, as construction agent for the Clinton County Port Authority ("CCPA") in Wilmington, Ohio, began construction of a 100,000 square foot aircraft hangar facility adjacent to the existing aircraft maintenance facility currently utilized by AMES. While the current facility houses aircraft as large as the Boeing 767, the new facility will provide AMES with the capability of servicing aircraft as large as a Boeing 747-400 and the Boeing 777. The hangar is anticipated to cost approximately $15.7 million and is expected to take approximately 14 to 16 months to complete. The Company will lease the facility from the CCPA and begin to make related rent payments beginning in 2014. We could incur incremental costs associated with the new hangar, including the costs of aircraft maintenance personnel before the hangar is completed. Further, we will need to grow aircraft maintenance revenues utilizing the expanded hangar capabilities by expanding business with current customers and contracting with new customers. Our future operating results could be adversely impacted if anticipated revenues do not coincide with our costs of operating the new facility.

Discontinued Operations
Pre-tax losses related to the former sorting operations were less than $0.1 million for the first nine months of 2013 compared to $0.9 million for the corresponding period of 2012. The results of discontinued operations primarily contain pension expense for former employees that supported sort operations under a hub services agreement with DHL and expenses for certain legal matters associated with those former sorting operations.
Fleet Summary 2013
The Company’s aircraft fleet is summarized below as of September 30, 2013 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	16	20	36
Boeing 767-300	5	—	5
Boeing 757	4	—	4
Boeing 757 Combi	3	—	3
DC-8 combi	2	—	2
Total	30	20	50
Carrying value			$694,899
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	2	—	2
Total	6	—	6
Carrying value			$975
Aircraft for freighter and combi modification
Boeing 767-300	—	2	2
Boeing 757 Combi	—	1	1
Total	—	3	3
Carrying value			$87,231
As of September 30, 2013, ACMI Services leased 30 of its in-service aircraft internally from CAM. As of September 30, 2013, 13 of CAM's 20 Boeing 767-200 aircraft shown above were leased to DHL and operated by ABX. CAM leased the other seven Boeing 767-200 aircraft to external airlines.
Aircraft fleet activity during 2013 is summarized below:
- ATI removed two DC-8 combi aircraft from the in-service fleet.
- CAM completed the modification of one Boeing 757 freighter aircraft and leased it internally to ATI which deployed the aircraft for DHL.
- CAM purchased two Boeing 757 combi aircraft that had not been certificated for airworthiness. CAM completed the airworthiness of three Boeing 757 combi aircraft and leased them internally to ATI which deployed the aircraft for the US Military.
During the remainder of 2013, we expect CAM to deploy one more 757 combi aircraft and two more Boeing 767-300 freighters.
As of September 30, 2013, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $2.5 million that were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.

Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $2.7 million and $9.1 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods of 2012. Lower expenses are primarily a result of the lower number of employees after merging and restructuring ATI and CCIA. Headcount declined 10% between the beginning of 2012 and September 30, 2013. Pension expense for continuing operations decreased $1.1 million and $3.3 million during the three and nine month periods ending September 30, 2013 when compared to the corresponding periods of 2012 due to strong investment returns on pension plan assets.
Fuel expense decreased by $0.7 million and $1.8 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods of 2012. Fuel expense primarily reflects the costs of fuel to operate U.S. Military charters, position aircraft for service and for maintenance purposes. The decrease reflects the decline in the number of flights flown for the U.S. Military and ad hoc charter customers during 2013 compared to 2012.
Maintenance, materials and repairs expense decreased by $2.1 million and $3.4 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods of 2012. The decline in maintenance expense reflects lower airframe maintenance expenses offset by higher engine maintenance expenses compared to the previous year. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed. Aircraft maintenance expenses for airframe checks were lower during the first nine months of 2013 compared to the corresponding 2012 period due to twelve fewer Boeing 767-200 airframe checks performed. However, engine maintenance expenses increased due to the higher costs for engine parts and engine maintenance services.
Depreciation and amortization expense increased $2.3 million and $3.2 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods of 2012. The increase in depreciation expense reflects the removal of the Boeing 727 aircraft and the DC-8 freighter aircraft from service, offset by incremental depreciation expense for one Boeing 767-300 aircraft, one Boeing 757 freighter aircraft and three Boeing 757 combi aircraft added to the in-service fleet since September 30, 2012.
Travel expense decreased by $1.2 million and $3.3 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods of 2012. The decrease reflects the lower level of employee headcount and less international travel to support international flight operations during 2013 compared to 2012.
Rent expense increased by $0.2 million and $1.8 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods of 2012. Rent expense increased primarily due to the lease of an additional Boeing 767-300 aircraft beginning in May 2012.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $1.7 million and $3.6 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods of 2012. The decrease was due to the reduction in block hours and flights operated in 2013 compared to 2012.
Insurance expense decreased by $0.4 million and $1.3 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods of 2012, primarily due to the reduction in Boeing 727 and DC-8 aircraft.
Other operating expenses include professional fees, navigational services, employee training, utilities and the cost of parts sold to customers. Other operating expenses decreased by $1.1 million and $2.0 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods of 2012. The costs of flight crew training through outside providers was higher in 2012 compared to 2013.
Interest expense increased by $0.1 million and decreased by $0.4 million during the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods of 2012. Interest expense increased during the third quarter of 2013 due to a higher level of debt which is being used to expand the Company's aircraft fleet. Interest expense was lower for the first nine months in 2013 compared to 2012 due to lower interest rates related to the Senior Credit Agreement and the expiration of certain interest rate swaps. Interest rates on the Company’s variable interest, unsubordinated term loan decreased to 2.56% during the third quarter of 2013 compared to 2.62% at September 30, 2012.

During the three and nine month periods ended September 30, 2013, the Company recorded a pre-tax net loss on derivatives of $0.3 million and a pre-tax net gain on derivatives of $0.4 million, respectively, compared to net gains of $0.3 million and $1.0 million during the corresponding periods of 2012, reflecting the impact of fluctuating market interest rates.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2013 have been estimated utilizing a 37.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2013 will depend on the actual amount of pre-tax book income generated by the Company for the full year. The effective tax rate from continuing operations for the three and nine month periods ended September 30, 2012 was 39.0% and 38.5%, respectively, based on projections of taxable income and tax deductions at that time.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $61.5 million and $87.0 million for the first nine months of 2013 and 2012, respectively. Cash flows generated from operating activities decreased in the first nine months of 2013 compared to 2012 primarily due to lower payments received from DHL, increased pension contributions and lower operating profitably partially offset by lower payments to vendors. During the first nine months of 2012, the Company made payments to vendors associated with the wind-down of the BAX/Schenker operations at the end of 2011.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $96.8 million for the first nine months of 2013 compared to $108.3 million for the first nine months of 2012. Capital expenditures in 2013 included $73.6 million for the acquisition of two Boeing 757 combi aircraft and the costs of Boeing 757 and Boeing 767 aircraft modifications, $12.1 million for required heavy maintenance, $5.1 million for construction of the new aircraft hangar and $6.0 million for other equipment costs. Our capital expenditures for the first nine months of 2012 included $93.9 million for the acquisition and modification of aircraft, $8.1 million for required heavy maintenance and $6.3 million for other equipment costs.
Net cash provided by financing activities was $35.3 million for the first nine months of 2013 compared to $15.6 million for the corresponding period in 2012. During the first nine months of 2013, we drew $80.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $47.9 million. Additionally, $4.7 million of the principal balance of the DHL promissory note was extinguished during the first nine months of 2013, pursuant to the CMI agreement with DHL.
Commitments
In 2012, the Company entered into agreements with the CCPA to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company acts as a construction agent for the CCPA and began construction of the 100,000 square foot aircraft hangar in 2013. The hangar is projected to cost approximately $15.7 million and is expected to take approximately 14 to 16 months to complete. The CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The costs incurred to build the hangar will be included in "Property and equipment" and the amounts that are reimbursed through the State of Ohio and the CCPA will be included in "Other liabilities" on the Company's balance sheet. We will begin to make lease payments for the hangar directly to the trustee for the State of Ohio beginning in 2014. The initial term of the hangar lease expires in 2036.

We estimate that aircraft related capital expenditures for 2013 will be $95 million, including the acquisition of two Boeing 757 aircraft acquired in January 2013, related modification costs for Boeing 767-300 and Boeing 757 aircraft and other aircraft related expenditures. Additionally, for 2013 we expect to spend $15 million for the new hangar construction and other projects. Actual capital spending for any future period will be impacted by the progress in the aircraft modification process and hangar construction.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $135.0 million and a revolving credit facility from which the Company has drawn $190.5 million, net of repayments as of September 30, 2013. On July 20, 2012, the Company executed the first amendment to the Senior Credit Agreement ("Credit Amendment"). The Credit Amendment increased the amount available under the revolving credit facility by $50 million to $225 million, extended the maturity of the term loan and revolving credit facility to July 20, 2017, and provided for an accordion feature whereby the Company could draw up to an additional $50 million, subject to the lenders' consent. In October 2013, the lenders agreed to make the accordion funds of $50.0 million available to the Company, increasing the capacity of the revolving credit facility to $275 million. While we do not anticipate a need to draw the additional funds in the near future, the added capacity provides management additional flexibility during the remaining term of the Credit Agreement which ends July 20, 2017. Under the Senior Credit Agreement, interest rates are adjusted no more than quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.56%. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement.
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
At September 30, 2013, the Company had $16.9 million of cash balances. At this time, the Company has $74.1 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $10.4 million. During 2013, the Company drew an additional $80.0 million through the revolving credit facility to finance aircraft acquisitions and related modification costs. As specified under the terms of ABX's CMI agreement with DHL, the $9.3 million balance at September 30, 2013 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013, we were not involved in any material unconsolidated SPE transactions.
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
New Accounting Pronouncements
In July 2013, the FASB issued Accounting Standard Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11"). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013, and subsequent interim periods. The Company is currently assessing the impact, if any, that this pronouncement will have on the condensed consolidated financial statements.
In September 2013, the United States Treasury Department and the Internal Revenue Service (“IRS”) issued final and proposed regulations (the “Tangible Property Regulations”) effective for tax years beginning on or after January 1, 2014, that provided guidance on a number of matters with regard to tangible property, including whether expenditures qualified as deductible repairs, the treatment of materials and supplies, capitalization of tangible property, dispositions of property, and related elections.  The Company is assessing the financial impact as a result of these regulations and as a result of such assessment, no material impact is expected.  Future transitional guidance in the form of revenue procedures issued by the IRS, and the finalization of the proposed regulations, could impact our current estimates.

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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
On December 2, 2011, the plaintiffs agreed to settle this matter in exchange for the payment by ABX to plaintiffs and the putative class members of a monetary amount, which amount management believes to be less than it would have cost to defend the case at trial. The final settlement was approved by the Court on July 9, 2013 and following a 30-day appeal period during which no objections were received, the settlement funds were paid to the class administrator for distribution in accordance with the terms of the settlement agreement.
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

ITEM 5. OTHER
On October 31, 2013, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Compensation Committee (the “Committee”) of the Board, approved and adopted the Air Transport Services Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”), to be effective on such date. The Plan, which is unfunded, was adopted for the purpose of providing deferred compensation to a select group of management and highly compensated employees (except for any person so employed under the terms of a collective bargaining agreement), including certain of the named executive officers, in an amount equal to the retirement contributions that cannot be made to the qualified plan in which the eligible employee participates due to the compensation limit under Internal Revenue Code §401(a)(17).
The Committee designated those officers and employees eligible to participate in the Plan for fiscal year 2013, which included the following named executive officers: Quint O. Turner, the Chief Financial Officer, Richard F. Corrado, the Chief Commercial Officer, and W. Joseph Payne, the Senior Vice President, Corporate General Counsel and Secretary. The annual contributions to be made on behalf of the named executive officers participating under the Plan are dependent upon a number of factors, including the salary and bonus paid to the executive officer during the year, the terms of the qualified plan in which he participates, and the annual compensation limit under Internal Revenue Code §401(a)(17). While the annual contributions to be made on behalf of the participating named executive officers cannot be calculated at this time, it is anticipated that the sum of the annual contributions for all of the participants, including the participating named executive officers, for fiscal year 2013 will not exceed $50,000.
The foregoing summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan, a copy of which is filed as Exhibit 10.2 to this quarterly report on Form 10-Q and incorporated by reference into this Item 5.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

3.1
Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. reflecting corrections and amendments through May 17, 2013. [This document represents the Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. in compiled form, incorporating all corrections and amendments. This compiled document has not been filed with the Delaware Secretary of State.] (2)

3.2	Amended and Restated Bylaws of Air Transport Services Group, Inc., reflecting amendments through May 10, 2013. (2)

3.3
Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. reflecting corrections and amendments through August 16, 2013, filed herewith. [This document represents the Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. in compiled form, incorporating all corrections and amendments. This compiled document has been filed with the Delaware Secretary of State.]

10.1	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified March 18, 2013. (1)

10.2	Air Transport Services Group, Inc. Nonqualified Deferred Compensation Plan, dated October 31, 2013, filed herewith.

10.3
Second Amendment to the Credit Agreement, dated October 22, 2013, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	November 6, 2013

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 6, 2013	and Principal Accounting Officer)