Form 10-K
period 2013-12-31
Air Transport Services Group, Inc.
filed 2014-03-10
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $344,217,832. As of March 7, 2014, 64,654,537 shares of the registrant’s common stock, par value $0.01, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 8, 2014 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS
Statements contained in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors” starting on page 11 and in “Results of Operations” starting on page 23.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2013 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
General Development of Business
Air Transport Services Group, Inc. ("ATSG"), through its subsidiaries, provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the air cargo transportation and package delivery industries. ATSG's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”) leases cargo aircraft to our airlines and to external customers. ATSG wholly owns two airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), each independently certificated by the U.S. Department of Transportation. (When the context requires, we may use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.)
ATSG is incorporated in Delaware and its headquarters is in Wilmington, Ohio. ATSG's common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG. ATSG was formed on December 31, 2007, from the reorganization of ABX for the purpose of creating a holding company structure. ABX was incorporated in 1980. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne and became an independent publicly traded company, in conjunction with the acquisition of Airborne by an indirect wholly-owned subsidiary of DHL Worldwide Express, B.V. The Company acquired CAM, ATI and Capital Cargo International Airlines, Inc. ("CCIA") on December 31, 2007. ATI began operations in 1979 and was an affiliate of BAX Global, Inc. (“BAX/Schenker”) prior to 2006. During 2013, the Company completed the merger of CCIA with and into ATI, with ATI as the surviving entity.
We offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers. Our services are summarized below:
Aircraft leasing: CAM services global demand for medium range and medium capacity airlift by offering Boeing 767 and 757 aircraft leases. CAM is able to provide competitive lease rates by monitoring the related passenger aircraft sale markets, acquiring passenger aircraft based on projected into-service costs and rate of return targets, then managing the modification of passenger aircraft into freighters. As a result, the converted freighters can be deployed into regional markets more economically than larger capacity aircraft or competing alternatives. CAM's aircraft leases are typically under multi-year agreements.
ACMI Services: The Company's airlines contract directly with customers to supply a combination of aircraft, crews and maintenance services. ABX operates Boeing 767 freighter aircraft, while ATI operates Boeing 767 and Boeing 757 freighter aircraft and Boeing 757 "combi" aircraft. Combi aircraft are capable of carrying passengers and cargo containers on the main flight deck. The airlines can conduct cargo operations worldwide.
Support services: Customers who lease our aircraft typically need related services, such as scheduled aircraft maintenance, aircraft line maintenance, crew training and other transportation related solutions which our subsidiaries can provide. The support services we provide to freight forwarders and other airlines provide us with a competitive advantage for diversification and incremental revenues. Our businesses and subsidiaries providing support services are summarized below.

•	ABX provides flight crew training, flight simulator rental and aircraft line maintenance services;

•	Airborne Maintenance and Engineering Services, Inc. (“AMES”), is an aircraft maintenance, repair and overhaul business;

•	AMES Material Services, Inc. ("AMS"), resells and brokers aircraft parts;

•	LGSTX Services, Inc. (“LGSTX”), provides facility and ground equipment maintenance and ground equipment rentals for aircraft support;

•	LGSTX Distribution Services, Inc. ("LDS"), operates mail sorting centers for the U.S Postal Service ("USPS");

•	Global Flight Source ("GFS"), provides aircraft dispatch and flight tracking services.

Customer revenues for 2013 are summarized as follows:

	ACMI Services	Aircraft leasing	Support services

External revenues (in thousands)	$444,504	$71,604	$63,915
Subsidiaries and businesses	ABX, ATI	CAM	ABX, AMES, AMS, GFS, LDS, LGSTX

Airborne Global Solutions, Inc. ("AGS") is our subsidiary that assists our businesses in achieving their sales and marketing plans. AGS provides sales leads to our subsidiaries by identifying customers' business and operational requirements and leveraging the capabilities of our subsidiaries and other third party service providers to develop a customized air cargo solution for customers.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden. West Atlantic AB, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 40 aircraft and is Europe’s largest regional cargo aircraft operator. West Atlantic AB operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 737 aircraft. In addition, Atlantic Airlines Ltd. is adding the Boeing 767 aircraft to its operating capability.
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
DHL Network Operations (USA), Inc. and its affiliates (individually and collectively, "DHL"), is the Company's largest customer. Business with DHL totaled 54% of the Company's consolidated revenues in 2013, while the U.S. Military comprised 17% of the Company's consolidated revenues in 2013.
CAM
CAM’s fleet of 49 serviceable freighter aircraft as of December 31, 2013, consisted of Boeing 767 and Boeing 757. A list of the Company's aircraft is included in Item 2, Properties.
CAM leases aircraft to ATSG's airlines and to external customers, including DHL, usually under multi-year contracts with a schedule of fixed monthly payments. Under a typical lease arrangement, the customer maintains the aircraft in serviceable condition at its own cost. At the end of the lease term, the customer is typically required to return the aircraft in approximately the same maintenance condition that it was in at the inception of the lease, as measured by airframe and engine time since the last scheduled maintenance event. CAM examines the credit worthiness of potential customers, their short and long term growth prospects, their financial condition and backing, the experience of their management and the impact of governmental regulation when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease.
Through CAM, we have expanded in recent years the Company's combined fleet of Boeing 767 and 757 aircraft and retired less efficient Boeing 727 and McDonnell Douglas DC-8 freighter aircraft. Since 2011, CAM has acquired 11 Boeing 767-300 and Boeing 757 aircraft and managed the modification of those aircraft into Boeing 767-300 freighters, Boeing 757 freighters and Boeing 757 combi variants.
ACMI Services
Through the Company's two airline subsidiaries, we provide airline operations to DHL, other airlines, freight forwarders and the U.S. Military. A typical operating agreement requires our airline to supply, at a specific rate per block hour and/or per month, the aircraft, crew, maintenance and insurance ("ACMI") for specified cargo operations, while the customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. The airlines also operate charter agreements, including with the U.S. Military, which require the airline to provide full service, including fuel and other operating expenses, in addition to aircraft, crew, maintenance and insurance for a fixed, all-inclusive price.
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
Our airlines operate medium payload and medium wide-body aircraft freighters usually on intra-continental flights and medium range inter-continental flights. The airlines typically operate our aircraft in the customers' regional networks that connect to and from global cargo networks. We do not operate larger capacity, long haul inter-continental freighters such as the Boeing 747 or Airbus A380 aircraft. The freighter types we operate have lower investment and ongoing maintenance costs and can operate cost efficiently with smaller loads on shorter routes than the larger capacity freighters.
The Company, through ABX, has had long term contracts with DHL since August 15, 2003. Under the current agreements which began in March of 2010, DHL committed to lease 13 Boeing 767 freighter aircraft from CAM, each for a term of seven years. ABX was separately contracted to operate those aircraft for DHL in a U.S. network under a five year crew, maintenance and insurance agreement ("CMI agreement"). As of December 31, 2013, DHL was leasing 13 aircraft from CAM, all of which ABX operates for DHL under the CMI agreement. Additionally, ABX operates four DHL owned Boeing 767 aircraft as well as seven ABX leased aircraft for DHL's U.S network as of December 31, 2013. ATI operates four Boeing 757 aircraft under ACMI agreements in DHL's U.S network.
ATI provides airlift to the Air Mobility Command ("AMC"), through contracts awarded by the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. ATI contracts with the AMC for the operation of its unique fleet of four Boeing 757 "combi" aircraft,which are capable of simultaneously carrying passengers and cargo containers on the main flight deck. ATI has been operating combi aircraft for the U.S. Military since 1993. During 2013, ATI retired its four DC-8 combi aircraft and replaced the aircraft with the more modern Boeing 757 combi aircraft. The USTC awards flights to U.S. certificated airlines through annual contracts. During 2012, USTC awarded ATI three international routes for combi aircraft through September of 2014. These routes are not based on or related to the current conflicts in the Middle East. Additionally, ATI often operates temporary "expansion" routes for the U.S Military using its Boeing 757 combi and Boeing 767 freighter aircraft.
CCIA and ATI each provided airlift to BAX/Schenker's North American network through ACMI agreements using Boeing 727 and DC-8 aircraft, respectively. During 2011, BAX/Schenker totaled 26% of the Company's consolidated revenues. However, on July 22, 2011, BAX/Schenker announced its decision to phase out its dedicated air cargo network in North America, which was supported by the Company. Instead of a dedicated aircraft network, BAX/Schenker began to utilize DHL and other delivery services for its air transportation delivery requirements. We provided limited airlift directly to BAX/Schenker through the peak delivery season, until late December 2011. Beginning in January 2012, the Company contracted with DHL to supplement DHL's U.S. air network to service BAX/Schenker's freight volumes on DHL's expanded air network. By the end of 2012, we retired the remaining Boeing 727 and DC-8 freighter aircraft, replacing their capacity with Boeing 767 aircraft.
To further streamline the operations impacted by the loss of the BAX/Schenker business, we began to merge the airline operations of ATI and CCIA during 2012. In September 2012, ATI and CCIA flight crewmembers, as represented by the Air Line Pilots Association International ("ALPA"), ratified a collective bargaining agreement which allowed for an integrated seniority list. The airlines and ALPA completed the integration of the seniority lists in 2012. We completed the merger of ATI and CCIA's airline operations in the first quarter of 2013. The combined operation benefits from standardized fleet, two person flight crew, common pilot type rating and improved reliability of the Boeing 767 and Boeing 757 aircraft compared to the Boeing 727 and DC-8 freighter aircraft formerly operated by the airlines.
Approximately 14% of the Company's consolidated revenues for 2013 were derived from providing airline operations for customers other than DHL and the U.S. Military. These ACMI and charter operations are typically provided to freight forwarders or other airlines and have non U.S. destinations.

We have limited exposure to fluctuations in the price of aviation fuel under contracts with our customers. DHL, like most of our ACMI customers, procures the aircraft fuel and fueling services necessary for their flights. Our charter agreements with the U.S. Military are based on a preset pegged fuel price and include a subsequent true-up to the actual fuel prices.
Aircraft Maintenance and Modification Services
We provide aircraft maintenance and modification services to other air carriers through our ABX and AMES subsidiaries. ABX and AMES have technical expertise related to aircraft modifications as a result of ABX’s long history in aviation. They own many Supplemental Type Certificates (“STCs”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component.
AMES operates a Federal Aviation Administration (“FAA”) certificated 145 repair station in Wilmington, Ohio, including hangars, a component shop and engineering capabilities. AMES is AS9100 quality certified for the aerospace industry. AMES markets its capabilities by identifying aviation-related maintenance and modification opportunities and matching them to its capabilities. AMES’ marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and Boeing 767 aircraft. The flat panel display modernizes aircraft avionics equipment and reduces maintenance costs by combining multiple display units into a single instrumentation panel. AMES has the capability to perform line maintenance and airframe maintenance on McDonnell Douglas DC-9, MD-80, Boeing 767, 757, 737 and 727 aircraft. AMES also has the capability to refurbish airframe components, including approximately 60% of the components for Boeing 767 aircraft.
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
U.S. Postal Service
Since September 2004, we have provided mail sorting services under contracts with the USPS. Our subsidiary, LDS, manages USPS mail sort centers in Indianapolis, Dallas and Memphis. Under each of these three contracts, we are compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. The contracts for these three USPS facilities were renewed in 2012 with similar economic terms through September 2014. LDS also provides labor for load transfer services to the USPS at two facilities under short term contracts. Additionally, LDS provides international mail forwarding services through the Miami International Airport and the Los Angles International Airport.
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
The Company's GFS business provides aircraft dispatch and flight monitoring to ABX and ATI. GFS can provide these services to U.S certificated supplemental air carriers and foreign air carriers.
Discontinued operations
Discontinued operations relate to hub operations, package sorting and aircraft fuel services that ABX provided to DHL under previous agreements. Beginning in August 2003, ABX operated primarily under two commercial agreements with DHL; an aircraft, crew, maintenance and insurance agreement (“DHL ACMI agreement”) and a hub services agreement (“Hub Services agreement”), both of which had become effective in conjunction with DHL's acquisition of Airborne. Under these agreements, ABX and DHL generally operated under a cost-plus pricing structure. ABX provided staff to conduct package sorting, as well as airport, facilities and equipment maintenance services for DHL under the Hub Services agreement. In 2008, DHL began to restructure its U.S. operations. Pursuant to its restructuring plan, DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased all remaining sort operations for DHL and the Hub Services agreement expired. Additionally, in the third quarter of 2009, DHL assumed the management of aircraft fuel services for its U.S. network that were previously provided by ABX. These former business activities are reported as discontinued operations. The financial results of discontinued operations since 2010, primarily reflect pension expense for the former hub employees and costs related to legal claims involving ABX's use of temporary workers in its hub services operation (See Item 3, Legal Proceedings).
Competitive Conditions
Our airline subsidiaries compete with other cargo airlines to place aircraft under ACMI arrangements and charter contracts. Other cargo airlines include Amerijet International, Inc., Atlas Air Worldwide Holdings, Inc., National Air Cargo Group, Inc., Southern Air Inc. and World Airways, Inc. The primary competitive factors in the air cargo industry are price, fuel efficiency, geographic coverage, aircraft range, aircraft reliability and capacity. Cargo airlines also compete for cargo volumes with passenger airlines that have substantial belly cargo capacity. The air cargo industry is capital intensive and highly competitive, especially during periods of excess capacity of aircraft compared to cargo volumes.
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
Employees
As of December 31, 2013, the Company had approximately 1,800 employees, including 1,600 full-time employees and 200 part-time employees. The Company employed approximately 415 flight crewmembers, 865 aircraft maintenance technicians and flight support personnel, 235 warehousing, sorting and logistics personnel, 100 employees for airport maintenance and logistics, 20 employees for sales and marketing and 165 employees for administrative functions. On December 31, 2012, the Company had approximately 1,900 employees.
Labor Agreements
The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2013.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	14.4%
ATI	Air Line Pilots Association	5/28/2014	8.7%
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
The FAA mandates initial and recurrent training for most flight, maintenance and engineering personnel. Mechanics and quality control inspectors must also be licensed and qualified to perform maintenance on Company operated and maintained aircraft. Our airline subsidiaries pay for all of the recurrent training required for their flight crewmembers and provide training for their ground service and maintenance personnel. Their training programs have received all required FAA approvals. Similarly, our flight dispatcher's and flight followers receive FAA approved training on the airlines' requirements and specific aircraft.

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
The U.S. Environmental Protection Agency is authorized to regulate aircraft emissions and has historically implemented emissions control standards adopted by the International Civil Aviation Organization ("ICAO"). Our subsidiaries’ aircraft currently meet all known requirements for engine emission levels as applicable by engine design date. Under the Clean Air Act, individual states or the U.S. Environmental Protection Agency may adopt regulations requiring reductions in emissions for one or more localities based on the measured air quality at such localities. Such regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. Further, the U.S. Congress has, in the past, considered legislation that would regulate greenhouse gas emissions, and some form of federal climate change legislation is possible in the future.
In addition, the European Commission has approved the extension of the European Union Emissions Trading Scheme ("ETS") for greenhouse gas emissions to the airline industry. Beginning in 2012, all Company airline subsidiary flights to and from any airport in any member state of the European Union ("EU") are covered by the ETS requirements. Each year our airlines are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. If the airlines flight activity during the year produced carbon emissions exceeding the number of carbon emissions allowances that it had been awarded, the airline must acquire allowances from other airlines in the open market.
For 2013, the European Commission deferred application of the ETS except as it applies to intra-EU flights. The deferral expired at the end of 2013. In April 2013, the European Commission deferred application of the ETS until April 2014 for flights operated to and from non-EU destinations. Unless the European Commission acts, the ETS will be applicable for all flights to or from Europe beginning in April 2014. ABX currently operates intra-EU flights, and both ABX and ATI have operated intra-EU flights since the beginning of 2012. Management believes that ABX's and ATI's intra-EU flights are operated in compliance with ETS requirements.

In October 2013, at the 38th ICAO Assembly, the ICAO reached a non-binding agreement committing ICAO to develop a global market-based measure to assist in achieving carbon neutral growth by 2020.
The U.S. government, working through the ICAO, has in the past adopted more stringent aircraft engine emissions regulations with regard to newly certificated engines and aircraft noise regulations applicable to newly certificated aircraft. Although these rules will not apply to any of our airline subsidiaries’ existing aircraft, additional rules could be adopted in the future that would either apply these more stringent noise and emissions standards to aircraft already in operation or require that some portion of the fleet be converted over time to comply with these new standards.
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
Department of Transportation
The DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has issued ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The DOT has issued ATI certificate authority to engage in scheduled interstate air transportation, which is currently limited to all-cargo operations. ATI's DOT certificate authority also authorizes it to engage in interstate and foreign charter air transportation of persons, property and mail.  Additionally, the DOT has issued ABX and ATI Certificates of Public Convenience and Necessity authorizing each of them to engage in scheduled foreign air transportation of cargo and mail between the U.S. and all current and future U.S. open-skies partner countries, which currently consists of over 100 foreign countries.  ABX also holds exemption authorities issued by the DOT to conduct scheduled all-cargo operations between the U.S. and certain foreign countries with which the U.S. does not have an open-skies air transportation agreement.
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
Federal Aviation Administration
The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. The FAA issues operating certificates and operations specifications to carriers that possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. ABX and ATI believe they hold all airworthiness and other FAA certificates and authorities required for the conduct of their business and the operation of their aircraft, although the FAA has the power to suspend, modify or revoke such certificates for cause, or to impose civil penalties for any failure to comply with federal laws and FAA regulations.
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
Executive Officers of the Registrant
Information about executive officers of the Company is provided in Item 10. Directors, Executive Officers and Corporate Governance, of this report.
Available Information
Our filings with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, are available free of charge from our website at www.atsginc.com as soon as reasonably practicable after filing with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding Air Transport Services Group, Inc. at www.sec.gov.

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
The rate of aircraft deployments may impact the Company’s operating results and financial condition.
The Company's future operating results and financial condition will depend in part on our subsidiaries’ ability to successfully deploy aircraft in operations that provide a positive return on investment. Our success will depend, in part, on their ability to secure additional cargo volumes from customers, in both U.S. and international markets. Deploying aircraft in international markets can pose additional risks, regulatory requirements and costs.
The actual demand for Boeing 767 and 757 aircraft may be less than we anticipate. The actual lease rates for aircraft available for lease may be less than we projected, or new leases may start later than we expect. Further, other airlines and lessors may be willing to offer aircraft to the market under terms more favorable to lessees.
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
DHL may terminate the CMI agreement for convenience at any time during the initial five-year term (through March 30, 2015) on the date that it ceases operating or causing to be operated the aircraft on air routes for which the origin and destination are within the United States, subject to providing six months notice and paying to ABX a termination fee. The termination fee started at $70 million on March 31, 2011, and amortizes to zero during the remaining four year initial term of the CMI agreement. DHL may terminate one or more of the aircraft leases for convenience, upon providing six months' notice and paying to CAM a lump sum amount equal to six months' rent. DHL may also terminate one or more aircraft leases at any time after the first 54 months of the term of the CMI agreement, in the event that DHL desires to transfer operational control of such aircraft, but is effectively restricted from doing so by the terms of the collective bargaining agreement between ABX and its pilots' union providing that members of the pilots' union have the right to follow the aircraft to another operator, subject to providing six months' notice and paying to CAM a lump sum amount equal to two months rent.
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
New FAA rules for Flightcrew Member Duty and Rest Requirements (FMDRR) for passenger airline operations became effective in January 2014. The new rules apply to our operation of combi aircraft for the U.S military and impact the required amount and timing of rest periods for pilots between work assignments and modified duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. Compliance with these rules may increase our costs more than expected, while failure to remain in compliance with these rules may subject us to fines or other enforcement action.
If applied to cargo carriers, the new rules would require a pilot to have the opportunity to rest for nine hours before reporting to flight duty and place other restrictions on the number of duty hours in particular time periods. In May 2012, the FAA indicated that it would reconsider its initial decision to exclude cargo pilots from these new requirements. While not currently required for the Company's cargo operations, if such rest requirements and restrictions were imposed on our cargo operations, these rules could have a significant impact on the costs incurred by our airlines. The airlines would attempt to pass such additional costs onto their customers in the form of price increases. Customers, as a result, may seek to reduce their utilization of aircraft in favor of less expensive transportation alternatives.
The concentration of aircraft types and engines in the Company's airlines could adversely affect our operating and financial results.
The combined aircraft fleet is concentrated in two aircraft types. If any of these aircraft types encounter technical difficulties that resulted in significant FAA Airworthiness Directives or grounding, our ability to lease the aircraft would be adversely impacted, as would our airlines' operations. The market growth in demand for the Boeing 767 and 757 aircraft types and configurations may be less than we anticipate. Customers may develop preferences for the Airbus A300-600 and A330 aircraft or other mid size aircraft types, instead of the Boeing 767 and 757 aircraft.
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
We rely on certain third party aircraft modification service providers and aircraft and engine maintenance service providers that have expertise or resources that we do not have. Third party service providers may seek to impose price increases that could negatively affect our competitiveness in the airline markets. An unexpected termination or delay involving service providers could have a material adverse effect on our operations and financial results. A delay in an aircraft modification could adversely impact our revenues and our ability to place the aircraft in the market. We must manage third party service providers to meet schedules and turn-times and to control costs in order to remain competitive to our customers.
Delta TechOps, a division of Delta Airlines, Inc, is the sole engine maintenance provider for the Company's General Electric CF6 engines that power our fleet of Boeing 767-200 aircraft. If Delta TechOps does not complete the refurbishment of our engines within the contractual turn-times or if we must replace DeltaTechOps as the maintenance provider for some or all of the Company's CF6 engines, our operations and financial results may be adversely impacted.
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
The Company's existing sources of liquidity may not be sufficient if opportunities to expand the aircraft fleet arise.
While we have not planned for additional aircraft acquisitions for 2014, opportunities to grow revenues could arise that require more aircraft or an aircraft type that we do not currently have. As of December 31, 2013, the Company's liquidity included $31.7 million of cash balance and $74.3 million available under the revolving credit facility through the Senior Credit Agreement. The existing sources of liquidity may not be sufficient to support a fleet expansion. We may need additional sources of credit to acquire and modify additional aircraft. If sources of credit are not available when we need the funds, the fleet expansion could be delayed. Further, additional sources of credit could result in an increase in our borrowing costs and additional covenant requirements.
Operating results may be affected by fluctuations in interest rates.
Effective March 31, 2011, in conjunction with our decision to refinance the unsubordinated term loan, we ceased hedge accounting for certain interest rate swaps which we continue to hold. In addition to these interest rate swaps, the Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates for at least 50% of the outstanding balance of the new unsubordinated term loan. Accordingly, in July 2011, the Company entered into new derivative instruments. Also, in June 2013, the Company entered into an interest rate swap with a forward start date of December 31, 2013. We did not designate the derivative instruments as hedges. Future fluctuations in LIBOR interest rates will result in the recording of gains and losses on interest rate derivatives that the Company holds.
Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.55%. Additional debt or lower EBITDA may result in higher interest rates on the variable rate portion of the Company's debt.
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
The costs of insurance coverage or changes to our reserves for self insured claims could affect our operating results and cash flows.
U.S. government has been offering war risk insurance to U.S. airlines following the terrorist attack of September 11, 2001. The U.S. government has committed to offer war risk insurance to airlines through 2014 after which it may be necessary to procure war risk insurance in the commercial market. The war risk insurance available to airlines in the commercial market may be more limited in coverage and/or may be more expensive than the premiums currently being paid.
The Company is self-insured for certain claims related to workers’ compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Changes in claim severity and frequency could impact our results of operations and cash flows.
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
We have recorded goodwill and other intangible assets related to acquisitions. If we are unable to achieve the projected levels of operating results, it may be necessary to record an impairment charge to reduce the carrying value of goodwill and related intangible assets. Similarly, if we were to lose a key customer or one of our airlines were to lose its authority to operate, it could be necessary to record an impairment charge.
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
The costs of maintaining our aircraft in compliance with government regulations could negatively affect our results of operations and require further investment in our aircraft fleet.
All aircraft in the Company’s fleet were manufactured prior to 1995. Manufacturer Service Bulletins and FAA Airworthiness Directives issued under its “Aging Aircraft” program cause operators of such aged aircraft to be subject to extensive aircraft examinations and require such aircraft to undergo structural inspections and modifications to address problems of corrosion and structural fatigue at specified times. The FAA may issue Airworthiness Directives that could require significant inspections and major modifications to such aircraft. The FAA may issue Airworthiness Directives that could limit the usability of certain aircraft types. In 2012, the FAA issued an Airworthiness Directive that requires the replacement of the aft pressure bulkhead on Boeing 767-200 aircraft based on a certain number of landing cycles. As a result, we expect that 24 of the Company's Boeing 767-200 aircraft will be affected. The cost of compliance is estimated to be $0.5 to $0.7 million per aircraft over the next ten years.
In addition, FAA regulations require that aircraft manufacturers establish limits on aircraft flight cycles to address issues involving older, but still economically viable, aircraft, as described in Item 1 of this report, under "Federal Aviation Administration." These regulations may increase our maintenance costs and eventually limit the use of our aircraft.
The FAA and ICAO are in the process of developing programs to modernize air traffic control and management systems. The FAA's program, Next Generation Air Transportation Systems, is an integrated system that requires updating aircraft navigation and communication equipment. The FAA has mandated the replacement of current ground based radar systems with more accurate satellite based systems on our aircraft by 2020. The ICAO is phasing in similar requirements for aircraft operating in Europe, beginning in 2015. These programs may increase our costs and limit the use of our aircraft. Aircraft not equipped with advanced communication systems may be restricted to certain airspace.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases portions of the air park in Wilmington, Ohio, under a lease agreement with a regional port authority, the term of which expires in May of 2019 with options to extend the lease at the Company's discretion. The lease includes corporate offices, 210,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space.
As of December 31, 2013, the Company and its subsidiaries' in-service aircraft fleet consisted of 49 owned aircraft and six leased aircraft on an operating basis, for a total of 55 aircraft. The aircraft were all formerly passenger aircraft that have been modified for cargo operations. The aircraft are generally described as having mid-size to medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 58,000 to 129,000 pounds. These aircraft are well suited for intra-continental flights and medium range inter-continental flights. Because an airline's flight operations can be hindered by inclement weather, sophisticated landing systems and other equipment are utilized to minimize the effect that weather may have on flight operations. For example, ABX’s Boeing 767-200 and 767-300 aircraft are operated for Category III landings. This allows their crews to land under weather conditions with runway visibility of only 600 feet at airports with Category III Instrument Landing Systems.

Table of Contents

The table below shows the combined fleet of aircraft in service condition.

	In-service Aircraft as of December 31, 2013
Aircraft Type	Total	Owned	Operating Lease	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	40	36	4	1982 - 1987	85,000 - 100,000	1,700 - 5,300
767-300 SF (1)	8	6	2	1988 - 1991	121,000 - 129,000	3,200 - 7,100
757-200 PCF (1)	4	4	—	1984 - 1991	68,000	2,100 - 4,800
757-200 Combi (2)	3	3	—	1989 - 1992	58,000	2,600 - 4,300
Total in-service	55	49	6
____________________

(1)	These aircraft are configured for standard cargo containers, including large standard main deck cargo doors.

(2)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.
In addition, as of December 31, 2013, CAM had one Boeing 767-300 aircraft that was completing its modification to a standard freighter configuration and one Boeing 757-200 aircraft that was completing certification as a combi aircraft. These aircraft are expected to be completed in the first quarter of 2014 and are not reflected in the table above. CAM also has one Boeing 767-200 passenger aircraft, not reflected in the table above, under lease to an external airline during 2014.
We believe that our existing facilities and aircraft fleet are appropriate for our current operations and growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.

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
On December 2, 2011, the plaintiffs agreed to settle this matter in exchange for the payment by ABX to plaintiffs and the putative class members of a monetary amount, which amount management believes to be less than it would have cost to defend the case at trial. The final settlement was approved by the Court on July 9, 2013 and following a 30-day appeal period during which no objections were received, the settlement funds were paid to the class administrator for distribution in accordance with the terms of the settlement agreement. This litigation is now concluded.
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.5 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX has exhausted its appeals with respect to three of the administrative penalties.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. The following table shows the range of high and low prices per share of our common stock for the periods indicated:

2013 Quarter Ended:	Low	High
December 31, 2013	$6.64	$8.20
September 30, 2013	$5.95	$7.70
June 30, 2013	$5.23	$6.85
March 31, 2013	$4.08	$6.09

2012 Quarter Ended:	Low	High
December 31, 2012	$3.38	$4.56
September 30, 2012	$3.88	$5.75
June 30, 2012	$4.67	$5.88
March 31, 2012	$4.71	$6.88
On March 7, 2014, there were 1,620 stockholders of record of the Company’s common stock. The closing price of the Company’s common stock was $7.02 on March 7, 2014.

Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in the Company’s common stock with the cumulative total return of a $100 investment in the NASDAQ Composite Index and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2008 and ending on December 31, 2013.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Air Transport Services Group, Inc.	100.00	1,466.67	4,388.89	2,622.22	2,227.78	4,494.44
NASDAQ Composite Index	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Transportation Index	100.00	102.37	131.79	113.27	123.81	162.78
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

	As of and for the Years Ended December 31
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
OPERATING RESULTS:
Continuing revenues	$580,023	$607,438	$730,133	$667,382	$823,483
Operating expenses (1)	566,838	528,750	667,504	585,706	751,693
Net interest expense and other non operating charges (3)	13,544	12,368	21,769	18,359	26,432
Earnings from continuing operations before income taxes (1)	(359)	66,320	40,860	63,317	45,358
Income tax expense	(19,266)	(24,672)	(16,995)	(23,413)	(17,156)
Earnings (loss) from continuing operations	(19,625)	41,648	23,865	39,904	28,202
Earnings (loss) from discontinued operations, net of taxes (2)	(3)	(774)	(673)	(70)	6,247
Net earnings (loss)	$(19,628)	$40,874	$23,192	$39,834	$34,449
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.31)	$0.66	$0.38	$0.64	$0.45
Diluted	$(0.31)	$0.65	$0.37	$0.62	$0.44
WEIGHTED AVERAGE SHARES:
Basic	63,992	63,461	63,284	62,807	62,674
Diluted	63,992	64,420	64,085	64,009	63,279
SELECTED CONSOLIDATED
FINANCIAL DATA:
Cash and cash equivalents	$31,699	$15,442	$30,503	$46,543	$83,229
Deferred income tax asset	13,957	19,154	31,548	12,879	31,597
Property and equipment, net (1)	838,172	818,924	748,913	658,756	636,089
Goodwill and intangible assets (1)	39,291	92,126	93,376	99,036	99,890
Total assets	1,033,139	1,035,611	993,719	900,654	1,002,773
Post-retirement liabilities (4)	32,865	187,533	188,110	119,746	155,720
Capital lease obligations	—	—	—	6,103	12,918
Long term debt and current maturities, other than leases	384,515	364,481	346,904	296,425	364,509
Deferred income tax liability	109,869	46,422	42,530	39,746	50,044
Stockholders’ equity	368,968	299,256	270,147	302,077	245,982
____________________

(1)
In the third quarter of 2011, the Company recorded an impairment charge of $22.1 million on aircraft, $2.8 million on goodwill and $2.3 million on acquired intangibles. In the fourth quarter of 2013, the Company recorded an impairment charge of $52.6 million on goodwill (See Notes C and E to the accompanying consolidated financial statements.)

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

(4)
As a result of higher interest rates and strong investment returns, the funded status of the Company's defined benefit pension and retiree medical plans improved during 2013. (See notes H and K to the accompanying consolidated financial statements.)

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

BACKGROUND
The Company provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the air cargo transportation and package delivery industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers. The Company's principal subsidiaries include two independently certificated airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”).
At December 31, 2013, the Company owned 49 cargo aircraft in service condition and leased six more under operating leases. The combined fleets consisted of forty Boeing 767-200 aircraft, eight Boeing 767-300 aircraft, four Boeing 757-200 aircraft and three Boeing 757 "combi" aircraft. In recent years, we have modernized the Company's aircraft fleet, retiring less efficient Boeing 727 and DC-8 aircraft and adding Boeing 767-200, Boeing 767-300 and Boeing 757 freighter and combi aircraft to the fleet. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 54%, 53% and 36% of the Company's consolidated revenues during the years ended December 31, 2013, 2012 and 2011, respectively. The Company has had long term contracts with DHL since August 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. ATI provides four Boeing 757 aircraft to DHL's U.S. network. Additionally ABX provides seven other Boeing 767 aircraft primarily to DHL's U.S network under contracts and arrangements having durations of one year or less. During 2013, ATI provided three Boeing 767 aircraft to DHL's Middle East operations, however, these agreements were terminated during the first quarter of 2014.
The U.S. Military comprised 17%, 16% and 12% of the Company's consolidated revenues during the years ended December 31, 2013, 2012 and 2011, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. During 2013, ATI retired its four DC-8 combi aircraft and replaced them with three Boeing 757 combi aircraft operating for the U.S. Military. Our fourth and final Boeing 757 combi aircraft entered service in February 2014 after completing the necessary regulatory certification.
A substantial portion of the Company’s revenues and cash flows was historically derived from providing airlift in North America to BAX Global, Inc., an affiliate of DB Schenker ("BAX/Schenker"). BAX/Schenker is a specialized heavy weight, business to business shipper. In July 2011, BAX/Schenker announced its plans to adopt a new operating model that phased out the dedicated air cargo network in North America supported by the Company. In September 2011, BAX/Schenker ceased air cargo operations at its air hub in Toledo, Ohio and began to conduct air operations from the Cincinnati/Northern Kentucky airport, utilizing DHL's U.S. air hub. Instead of dedicated aircraft, BAX/Schenker now utilizes DHL and other delivery services for its air transportation delivery requirements.
The Company ceased providing services to BAX/Schenker as of the end of 2011. The Company's revenues from the services performed for BAX/Schenker, derived primarily by providing Boeing 727 and DC-8 airlift, were $187.0 million for the year ended December 31, 2011. The Company's revenues from BAX/Schenker comprised approximately 26% of the Company's total revenues during the year ended December 31, 2011 (15% of total revenues, excluding directly reimbursable revenues).

At the end of 2012, we ceased Boeing 727 operations at the Company's former airline, Capital Cargo International Airlines, Inc. ("CCIA"), and DC-8 freighter operations at ATI. During the first quarter of 2013, we completed the merger of CCIA with and into ATI, with ATI as the surviving entity. The combined operation benefits from a standardized fleet, two person flight crew, improved reliability of the Boeing 767 and 757 aircraft and from a common pilot type rating. Additionally, we have reduced administrative and overhead costs as a result of combining positions, information technology and facilities.
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

RESULTS OF OPERATIONS
Summary
The consolidated net loss from continuing operations was $19.6 million for 2013 compared with net earnings of $41.6 million for 2012. The pre-tax loss from continuing operations was $0.4 million for 2013 compared with pre-tax earnings from continuing operations of $66.3 million for 2012. The decrease in earnings from continuing operations in 2013 as compared to 2012 was primarily due to the recognition of a goodwill impairment charge of $52.6 million that is not deductible for U.S. federal income tax purposes. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings follows), after removing the impairment charges was $51.6 million for 2013 compared to $64.4 million for 2012. Adjusted pre-tax earnings from continuing operations for 2013 declined compared to 2012 due to lower revenues, primarily in the ACMI Services segment, as well as higher depreciation expenses, due to additional aircraft in service condition.
Total customer revenues from continuing operations decreased by $27.4 million to $580.0 million during 2013 compared to 2012. Revenues were negatively impacted by FAA requirements which delayed the deployment of Boeing 757 aircraft and the training of the related flight crews, as well as continued softness in international cargo markets. Excluding directly reimbursed revenues, customer revenues decreased 4%, or by $20.4 million during 2013 compared with 2012. Total operating expenses, without impairment charges, declined as we restructured the ATI airline, falling 3% during 2013 compared with 2012.
Due to recent events and market changes, we do not expect ATI to generate as much net cash flow from ATI's Boeing 767 operations as previously expected. In December 2013 and in January 2014, the Company received notification from DHL that it would cease using three ATI Boeing 767 aircraft for services in the Middle East by the end of February 2014. Further, as a result of persistent stagnant growth conditions and excess airlift capacity, including the recent projections published by the U.S. Military that reflect continued reductions in their demand for cargo (non combi) airlift, we plan to allocate fewer Boeing 767 aircraft to ATI than previously projected. We expect instead to deploy more Boeing 767 aircraft with other airlines, including Atlantic Airline Ltd., an airline owned by West Atlantic, AB, for which the Company acquired a 25% equity interest in January 2014. As a result, we recorded an impairment charge of $52.6 million at the end of 2013 to write-off ATI's goodwill.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2013	2012	2011
Revenues from Continuing Operations:
CAM	$160,342	$154,565	$140,469
ACMI Services
Airline services	376,592	404,053	444,268
Reimbursable	67,912	74,940	160,683
Total ACMI Services	444,504	478,993	604,951
Other Activities	117,292	112,343	105,284
Total Revenues	722,138	745,901	850,704
Eliminate internal revenues	(142,115)	(138,463)	(120,571)
Customer Revenues	$580,023	$607,438	$730,133

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense and impairment charges of $6.8 million in 2011	$66,208	$68,499	$53,221
ACMI Services
Airline services	(25,601)	(14,503)	6,576
Asset impairment charges	(52,585)	—	(20,383)
Total ACMI Services	(78,186)	(14,503)	(13,807)
Other Activities	12,200	11,650	11,331
Net unallocated interest expense	(1,212)	(1,205)	(2,118)
Net gain (loss) on derivative instruments	631	1,879	(4,881)
Write-off of unamortized debt issuance costs	—	—	(2,886)
Pre-Tax Earnings (Loss) from Continuing Operations	(359)	66,320	40,860
Add Asset impairment charges	52,585	—	27,144
Less Net (gain) loss on derivative instruments	(631)	(1,879)	4,881
Add Write-off of unamortized debt issuance costs	—	—	2,886
Adjusted Pre-Tax Earnings	$51,595	$64,441	$75,771
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
As of December 31, 2013, CAM had 49 freighter aircraft in service condition, 29 of them leased internally to the Company's airlines. CAM's revenues grew $5.8 million during 2013 compared to 2012, as a result of additional internal aircraft leases. CAM's revenues from the Company's airlines totaled $88.7 million during 2013, compared to $80.0 million for 2012. Since the beginning of 2012, CAM has placed one Boeing 767-200 freighter aircraft, four Boeing 767-300 freighter aircraft, one Boeing 757-200 freighter aircraft and three Boeing 757 combi aircraft under leases with internal airlines. As of December 31, 2013 and 2012, CAM leased 20 aircraft to external customers. Revenues from external customers decreased $3.0 million for 2013 compared to 2012. During the fourth quarter of 2012, a regional carrier returned a Boeing 767-200 aircraft to CAM before the end of the original lease term. The aircraft was redeployed internally within ACMI services.
CAM's pre-tax earnings, inclusive of an interest expense allocation were $66.2 million and $68.5 million during 2013 and 2012, respectively. Reduced earnings reflect additional internal lease revenues offset by higher depreciation expense for Boeing 767 and Boeing 757 aircraft, increased expenses to place and support the larger fleet of Boeing 767 and 757 aircraft and higher allocated interest expense compared to 2012.
During 2014, CAM's fourth and final Boeing 757 combi aircraft completed its airworthiness certification and began operations for ATI. Additionally, we expect CAM to complete the modification of a Boeing 767-300 in the first quarter of 2014. While we do not have a customer commitment for this Boeing 767 aircraft, interest in the Boeing 767 aircraft for its reliability and cost effectiveness in medium range markets remains strong. The lease of additional aircraft, however, could be affected by continued low growth economic conditions and excess industry airlift capacity.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, such as landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of December 31, 2013, ACMI Services included 48 in-service aircraft, including 29 leased internally from CAM, six leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
Revenues from ACMI Services were $444.5 million and $479.0 million during 2013 and 2012, respectively. ACMI Services incurred pre-tax losses of $78.2 million during 2013, compared to pre-tax losses of $14.5 million for 2012. Excluding asset impairment charges of $52.6 million recorded during 2013, ACMI Services incurred pre-tax losses of $25.6 million in 2013. Larger pre-tax losses in 2013 compared to 2012 were primarily a result of lower revenues. Revenues from ACMI Services declined $34.5 million during 2013 compared with 2012. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined $26.2 million. Lower revenues resulted from operating fewer international cargo lanes for our customers, including the U.S. Military, as well as fewer ad hoc charters. Since mid 2012, some of our aircraft have been replaced by our customer's own airlift capacity on certain international cargo lanes. Block hours flown for the U.S. Military were down 4% compared to 2012, primarily due to the phase-in of the Boeing 757 combi aircraft, which replaced the DC-8 combi aircraft operated by ATI. Revenues for the U.S. Military were negatively impacted by delays in FAA approvals for the Boeing 757 combi aircraft and the pilot training program. Before the Boeing 757 combi aircraft could begin operations, the aircraft had to be certified by the FAA and our pilots trained to conduct Boeing 757 passenger operations. Additionally, during the phase-in of the Boeing 757 aircraft, we experienced reduced availability of combi aircraft as the DC-8 combi airframe maintenance requirements became due. In addition, expenses for non-reimbursed airframe maintenance checks increased $3.6 million compared to 2012. The increase is primarily due to a larger required work scope for the checks scheduled in 2013 compared to 2012.
Billable block hours declined 13% for 2013 compared to 2012. Revenues declined relatively less than block hours declined because a larger portion of our 2013 revenues were derived from shorter express routes instead of longer international routes flown during 2012. The effective average revenue rates per block hour paid by non-military customers are higher for express routes in which aircraft utilization is lower, compared to lower rates per block hour for longer, international routes.
Operating expense for ACMI Services declined $15.1 million during 2013 compared to 2012, excluding impairment charges, due partially to combining the ATI and CCIA operations, which resulted in a 28% reduction in airline related headcount compared to the beginning of 2012. Operating expenses for landings, ramp and travel declined due to the lower level of international block hours flown. These expense reductions, which were related to personnel and the level of flights, were partially offset by higher aircraft depreciation expense and aircraft rent expense, which increased due to the addition of Boeing 767-300 aircraft.

As noted above, during the first quarter of 2014, DHL ended ACMI agreements for three Boeing 767 aircraft that we provided to its Middle East operation. Since the third quarter of 2013, three Boeing 767 aircraft have been redeployed under agreements with customers. We deployed an additional aircraft for DHL, connecting Panama to their domestic network, another was deployed for a European airline on a transatlantic route, and the third was deployed for a Miami based airline serving the Caribbean. Two of these operations could be converted into aircraft leases between CAM and the customer.
Currently, the ACMI Services segment has five aircraft that are underutilized. Improved aircraft utilization and revenue growth for ACMI Services depends on the cost competitiveness of the airlines, aircraft reliability, market preferences for the type of aircraft that we operate, airlift capacity in the markets, regulatory approvals and general economic conditions. Continued stagnant economic conditions and market uncertainty may slow the pace of aircraft deployments into incremental revenue operations. When new deployments of aircraft begin, typically start-up expenses are incurred, including those for proving flights, route authorities, overfly rights, travel and other activities which may impact future operating results. Revenue-generating service may begin sometime later; however, depending on the satisfaction of a number of conditions, including international regulations and laws, contract negotiations, flight crew availability, and arranging resources for aircraft handling. The ability of the ACMI Services segment to generate operating profits will also depend on the timing of retraining of crewmembers for the Boeing 767 and 757 operations and continued cost controls.
Other Activities
The Company sells aircraft parts and provides aircraft maintenance and modification services primarily through its aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"). The Company also provides services to the U.S. Postal Service (“USPS”), which mainly consists of sorting services at five USPS facilities. The Company also leases and maintains ground support equipment and provides facility maintenance services. Other activities also include the management of workers' compensation claims under an agreement with DHL and gains from the reduction in employee post-retirement obligations.
External customer revenues from all other activities were $63.9 million and $55.1 million for 2013 and 2012, respectively. Revenues from services provided to the USPS increased $6.4 million during 2013 primarily due to increased volumes at the facilities that we operate for the USPS. In addition to the increased revenues from the USPS, aircraft maintenance revenues from external customers increased by $1.5 million.
The pre-tax earnings from other activities were $12.2 million and $11.7 million for 2013 and 2012, respectively. The increase of $0.5 million of pre-tax earnings for 2013 compared to 2012 primarily reflects additional volumes processed for the USPS during the year and additional aircraft maintenance revenues for external customers.
In 2013, the Company, as construction agent for the Clinton County Port Authority ("CCPA") in Wilmington, Ohio, began construction of a 100,000 square foot aircraft hangar facility adjacent to the existing aircraft maintenance facility currently utilized by AMES. While the current facility houses aircraft as large as the Boeing 767, the new facility will provide AMES the capability of servicing aircraft as large as a Boeing 747-400 and the Boeing 777. The hangar is anticipated to cost approximately $15.7 million and due to adverse weather conditions, is not expected to be completed until May 2014. The Company leases the facility from the CCPA and began to make related rent payments beginning in 2014. We could incur incremental costs associated with the new hangar, including the costs of aircraft maintenance personnel before the hangar is completed. Further, we will need to grow aircraft maintenance revenues utilizing the expanded hangar capabilities by expanding business with current customers and contracting with new customers. Our future operating results could be adversely impacted if anticipated revenues do not coincide with our costs of operating the new facility.
Discontinued Operations
Discontinued operations are a result of DHL's decision in 2008 to restructure its U.S. operations. DHL discontinued intra-U.S. domestic pickup and delivery services and now provides only international services to and from the U.S. In the third quarter of 2009, ABX ceased all remaining hub and parcel sorting operations for DHL. Additionally, in the third quarter of 2009, DHL assumed management of aircraft fuel services for its U.S. network previously provided by ABX. Pre-tax losses related to the former sorting operations were less than $0.1 million for 2013 compared to $1.2 million for 2012. The results of discontinued operations primarily contain pension expense for former employees that supported sort operations under a hub services agreement with DHL. During 2013, pension expense for discontinued operations decreased approximately $1.2 million due primarily to the effects of recent investment returns used to actuarially calculate the Company's annual pension expense.
Fleet Summary 2013
The Company’s aircraft fleet is summarized below as of December 31, 2013 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	16	20	36
Boeing 767-300	6	—	6
Boeing 757-200	4	—	4
Boeing 757-200 Combi	3	—	3
Total	29	20	49
Carrying value			$714,835
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	2	—	2
Total	6	—	6
Carrying value			$1,275
Aircraft for freighter and combi modification
Boeing 767-300	—	1	1
Boeing 757-200 Combi	—	1	1
Total	—	2	2
Carrying value			$58,533
As of December 31, 2013, ACMI Services leased 29 of its in-service aircraft internally from CAM. As of December 31, 2013, 13 of CAM's 20 Boeing 767-200 aircraft shown above were leased to DHL and operated by ABX. CAM leased the other seven Boeing 767-200 aircraft to external airlines.
Aircraft fleet activity during 2013 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft and leased the aircraft internally to ABX.
- CAM completed the modification of one Boeing 757 freighter aircraft and leased the aircraft internally to ATI.
- CAM purchased two Boeing 757 combi aircraft that had not been certified for airworthiness. CAM completed the airworthiness requirements for three Boeing 757 combi aircraft and leased them internally to ATI, which deployed the aircraft for the U.S. Military.
- We removed four DC-8 combi aircraft from the in-service fleet.
CAM also has a Boeing 767-200 passenger aircraft that had been placed in temporary storage when its airframe maintenance cycle expired. In 2013, CAM reached an agreement to lease the aircraft to an external airline during 2014. As of December 31, 2013, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $3.0 million that were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.

Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $9.3 million during 2013 compared to 2012. The lower expenses are the result of the lower number of employees after merging and restructuring ATI and CCIA. Headcount declined 10% between the beginning of 2012 and the end of 2013. Pension expense for continuing operations decreased $4.4 million during 2013 due to strong investment returns on pension plan assets.
Fuel expense decreased by $4.6 million during 2013 compared to 2012. Fuel expense primarily reflects the costs of fuel to operate U.S. Military charters, position aircraft for service and for maintenance purposes. The decrease during 2013 compared to 2012 reflects a decline in the number of flights flown for the U.S. Military, fewer ad hoc charter flights and the use of the more fuel efficient Boeing 757 combi aircraft instead of DC-8 combi aircraft.
Maintenance, materials and repairs expense decreased by $0.5 million during 2013 compared to 2012. The decline in maintenance expense reflects fewer customer reimbursed airframe heavy maintenance events, offset by higher engine maintenance expenses compared to the previous year. Engine maintenance expenses increased during 2013 due to higher costs for engine parts and engine maintenance services. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.
Depreciation and amortization expense increased $7.3 million during 2013 compared to 2012. The increase in depreciation expense reflects the removal of the Boeing 727 aircraft and the DC-8 aircraft from service, offset by incremental depreciation expense for one Boeing 767 aircraft, one Boeing 757 freighter aircraft and three Boeing 757 combi aircraft added to the in-service fleet since December 2012.
Travel expense decreased by $4.0 million during 2013 compared to 2012. The decrease reflects the lower level of employee headcount and less international travel needed to support fewer international flight operations during 2013.
Rent expense increased by $1.5 million during 2013 compared to 2012. Rent expense increased primarily due to the lease of an additional Boeing 767-300 aircraft beginning in May 2012.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $4.8 million during 2013 compared to 2012. The decrease was due to the reduction in block hours and flights operated in 2013 compared to 2012.
Insurance expense decreased by $1.5 million during 2013 compared to 2012, primarily due to the reduction in Boeing 727 and DC-8 aircraft.
Other operating expenses increased by $1.3 million during 2013 compared to 2012. Other operating expenses include professional fees, navigational services, employee training, utilities and the cost of parts sold to customers. Operating expenses also includes the net gains from the sales of spare aircraft engines. The increase was primarily due to lower gains from the sales of spare equipment in 2013 compared to 2012.
Interest expense decreased by $0.1 million during 2013 compared to 2012. Lower interest expense on interest rate swaps held by the Company was partially offset by higher interest expense on additional borrowings under the Senior Credit Agreement and lower capitalized interest during 2013 compared to 2012.
The Company recorded pre-tax net gains on derivatives of $0.6 million during the year ended December 31, 2013 compared to pre-tax net gains on derivatives of $1.9 million during 2012, reflecting the impact of fluctuating market interest rates.
Income tax expense from continuing operations decreased $5.4 million for 2013 compared to 2012, due to lower pre-tax earnings. The Company's effective income tax rate from continuing operations was approximately 36.9% for the year ended December 31, 2013 after adjusting for $52.6 million of non-deductible impairment charges. The effective tax rate from continuing operations for the year ended December 31, 2012 was to 37.2%. for 2012.
We estimate that the Company's effective tax rate for 2014 will be approximately 37.6%. As of December 31, 2013, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $97.5 million, which will begin to expire in 2024 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2016 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights are primarily sourced to the United

States under international aviation agreements and treaties. If we begin to operate in countries without such agreements, the Company could incur additional foreign income taxes.

2012 compared to 2011
Summary
The consolidated net earnings from continuing operations were $41.6 million and $23.9 million for 2012 and 2011, respectively. The pre-tax earnings from continuing operations were $66.3 million and $40.9 million for 2012 and 2011, respectively. The increase in earnings from continuing operations in 2012 as compared to 2011 was primarily due to the 2011 recognition of asset impairment charges of $27.1 million, interest rate derivative losses of $4.9 million and the write-off of $2.9 million of unamortized debt issuance related to the refinancing of the Company's debt in 2011. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings is shown above), after removing impairment charges, net derivative gains or losses and charges related to debt refinancing was $64.4 million for 2012 compared to $75.8 million for 2011. The adjusted pre-tax earnings in 2012 compared to 2011 was bolstered by increased operations for the Company's Boeing 767 and Boeing 757 aircraft, but were negatively impacted by the discontinuation of the BAX/Schenker North American air network in the fourth quarter of 2011.
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
During the third quarter of 2011, in conjunction with the phase-out of BAX/Schenker's dedicated airlift in North America, which relied on operations provided by ATI and CCIA, we tested the carrying values of aircraft, spare parts, goodwill and other intangibles. As a result, we recorded pre-tax impairment charges totaling $27.1 million to reduce the carrying values of the Company's Boeing 727 and DC-8 freighters, goodwill and customer relationship intangible assets to their individual fair values. The lower fair value of these aircraft and BAX/Schenker's July 2011 decision to terminate its dedicated air network were the result of prolonged recessionary conditions and trends toward higher fuel prices. Demand for Boeing 727 and DC-8 aircraft had diminished because these older aircraft are less fuel efficient and generally not as reliable as more modern aircraft.
CAM
As of December 31, 2012, CAM had 48 aircraft in serviceable condition, 28 of them leased internally to the Company's airlines. CAM's revenues grew $14.1 million during 2012 compared to 2011, as a result of additional aircraft leases executed over the previous two years. During 2012, CAM completed the modification of one Boeing 767-200 freighter aircraft and three Boeing 767-300 freighter aircraft, and placed those aircraft under leases with internal customers. As of December 31, 2012 and 2011, CAM leased 20 and 21 aircraft to external customers, respectively. Revenues from external customers accounted for $6.8 million of the increased revenue for 2012, due primarily to four additional aircraft leases placed with external customers throughout 2011. During the fourth quarter of 2012, a regional carrier returned a Boeing 767-200 aircraft to CAM before the end of the original lease term. The aircraft was subsequently redeployed in ACMI Services.
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

ACMI Services Segment
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
Revenue declines from BAX/Schenker were partially offset by revenues from additional Boeing 767 aircraft added to the ACMI Services fleet during 2012. Since December 31, 2011, ACMI Services has added two Boeing 767-200 and four Boeing 767-300 aircraft into the operating fleet. Airline service revenues, excluding those from BAX/Schenker, increased $44.9 million during 2012 compared to 2011, driven by these additional Boeing 767 aircraft. Aircraft block hours flown for customers other than BAX/Schenker increased 9% during 2012, compared to 2011.
ACMI Services incurred pre-tax losses of $14.5 million during 2012, compared to pre-tax losses of $13.8 million for 2011. Excluding asset impairment charges of $20.4 million incurred during 2011, ACMI Services achieved pre-tax earnings of $6.6 million in 2011. The operating results during 2012 were negatively impacted by the discontinuation of BAX/Schenker's North American air network, the cost of training flight crew members for the Boeing 767 aircraft, increased pension expenses, higher engine maintenance expenses and delays in placing aircraft into revenue service. While ATI and CCIA reduced the number of crew members and other employees in the ACMI Services segment due to the termination of the BAX/Schenker network, salaries and benefits expenses during 2012 included the costs of training senior, former DC-8 and Boeing 727 crewmembers to operate Boeing 767 aircraft and 757 aircraft.
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
- CAM purchased a Boeing 757 combi aircraft.
- We removed three DC-8 freighter aircraft and four Boeing 727 aircraft from the in-service fleet.
As of December 31, 2012, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $3.4 million that were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.

Other Activities
External customer revenues from all other activities were $55.1 million and $57.4 million for 2012 and 2011, respectively. Revenues from services provided to the USPS increased $2.1 million during 2012 primarily due to two additional USPS facilities that we started in mid 201l. Increased revenues from the USPS, however, were more than offset by lower aircraft maintenance revenues from external customers, which declined $4.2 million. Maintenance services revenues for external customers declined during 2012 compared to 2011 because the Company's aircraft maintenance and repair business, AMES, has limited hangar facilities and used those facilities for more internal contracts for the Company's own airlines and CAM instead of external customer projects during 2012.
The pre-tax earnings from other activities were $11.7 million and $11.3 million for 2012 and 2011, respectively. The increase of $0.4 million of pre-tax earnings for 2012 compared to 2011 primarily reflects process streamlining initiatives at the sorting facilities.
Discontinued Operations
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
Maintenance, materials and repairs expense increased by $10.6 million during 2012 compared to 2011. During 2012, maintenance expense reductions stemming from the discontinuation of Boeing 727 aircraft and DC-8 freighter aircraft since 2011 were offset by higher maintenance expenses to support the larger fleet of Boeing 767 and 757 aircraft. The Company expensed 20 and 14 scheduled airframe heavy maintenance events during 2012 and 2011, respectively.
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
The effective tax rate from continuing operations for the year ended December 31, 2012 was 37.2% compared to 41.6% for 2011. The effective tax rate from continuing operations in 2011 was affected by impairment charges that are not deductible for federal income tax purposes. The Company's effective tax rate from continuing operations was approximately 39% for the year ended December 31, 2011 after adjusting for $2.8 million of non-deductible impairment charges. The decline in the effective tax rate from continuing operations for 2012 compared to 2011 was also a result of decreased state income taxes for 2012, resulting from the discontinuation of services for BAX/Schenker's North American air network during 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $94.4 million, $110.6 million and $136.1 million in 2013, 2012 and 2011, respectively. Cash flows generated from operating activities decreased in 2013 compared to 2012 primarily due to lower payments received from DHL, increased pension contributions and lower operating profitability partially offset by lower payments to vendors. Cash outlays for pension contributions were $27.5 million, $24.7 million and $18.0 million in 2013, 2012 and 2011, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $112.7 million, $155.2 million and $213.1 million in 2013, 2012 and 2011, respectively. Capital expenditures in 2013 included $79.0 million for the acquisition of two Boeing 757 combi aircraft and the costs of Boeing 757 and Boeing 767 aircraft modifications, $23.9 million for required heavy maintenance, $6.7 million for construction of the new aircraft hangar and $3.1 million for other equipment costs. Our capital expenditures in 2012 included $134.9 million for the acquisition and modification of aircraft, $11.3 million for required heavy maintenance and $9.0 million for other equipment costs. Our capital expenditures in 2011 included $184.3 million for the acquisition and modification of aircraft, $21.9 million for required heavy maintenance and $6.9 million for other equipment costs.
Cash proceeds of $1.5 million, $5.8 million and $11.1 million were received in 2013, 2012 and 2011, respectively, for the sale of aircraft engines, airframes and parts.
Net cash provided by financing activities was $33.0 million, $23.8 million and $48.0 million in 2013, 2012 and 2011, respectively. Our borrowing activities were necessary to finance our strategy to acquire and modify aircraft for deployment into air cargo markets and modernize the combi fleet deployed for the U.S. Military. During 2013, we drew $80.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $53.8 million. Additionally, $6.2 million of the principal balance of the DHL promissory note was extinguished during 2013, pursuant to the CMI agreement with DHL.
Commitments
The table below summarizes the Company's contractual obligations and commercial commitments (in thousands) as of December 31, 2013.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long term debt, including interest payments	$423,769	$36,439	$79,706	$299,874	$7,750
Operating leases	53,244	22,561	21,306	7,845	1,532
Hangar lease	18,303	592	1,434	1,667	14,610
Total contractual cash obligations	$495,316	$59,592	$102,446	$309,386	$23,892
The long term debt bears interest at 2.55% to 7.36% per annum.
In 2012, the Company entered into agreements with the CCPA to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company acts as construction agent for the CCPA and began construction of the 100,000 square foot aircraft hangar in 2013. The hangar is projected to cost approximately $15.7 million and is expected to be completed in May 2014. The CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The table above does not include the costs to build the hangar because the projected costs will be reimbursed by the State of Ohio during the construction period. We began to make lease payments for the hangar directly to the trustee for the State of Ohio in 2014. The initial term of the hangar lease expires in 2036.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding, due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $7.2 million expected to be funded in 2014. In January 2014, we drew $15.0 million from the revolving credit facility to help fund the Company's 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden.
We estimate that capital expenditures for 2014 will be $45 million for airframe and engine maintenance, hangar construction and other expenditures. Actual capital spending for any future period will be impacted by aircraft maintenance and modification processes and hangar construction. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsuborinated term loan of $131.3 million and a revolving credit facility from which the Company has drawn $190.5 million, net of repayments as of December 31, 2013. On July 20, 2012, the Company executed the first amendment to the Senior Credit Agreement ("Credit Amendment"). The Credit Amendment increased the amount available under the revolving credit facility by $50 million to $225 million, extended the maturity of the term loan and revolving credit facility to July 20, 2017, and provided for an accordion feature whereby the Company could draw up to an additional $50 million, subject to the lenders' consent. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement. In October 2013, the lenders agreed to make the accordion funds of $50.0 million available to the Company, increasing the capacity of the revolving credit facility to $275.0 million. While we do not anticipate a need to draw the additional funds in the near future, the added capacity provides management additional flexibility during the remaining term of the Senior Credit Agreement which ends on July 20, 2017. Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.55%.

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
At December 31, 2013, the Company had $31.7 million of cash balances. The Company had $74.3 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $10.2 million. As specified under the terms of ABX's CMI agreement with DHL, the $7.8 million balance at December 31, 2013 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
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
We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for ATI and CAM using multiples of EBITDAR, EBITDA, EBIT and revenues from comparable publicly traded companies. Based on our analysis, as of December 31, 2013, CAM's fair value exceeded its carrying value by more than 25%. However, the carrying amount of ATI was higher than its fair value at December 31, 2013. Further, based on the results of the second step of the goodwill test, we recorded a charge as of December 31, 2013, to write-off ATI's goodwill.
The Company's key assumptions used for goodwill testing include uncertainties. Those uncertainties include the level of demand for cargo aircraft by shippers, the U.S. Military and freight forwarders and CAM's ability to lease aircraft and the lease rates that will be realized. For 2014, we project that CAM's fleet will be under lease approximately 90 percent of the total months that such aircraft are available for lease. We project that ATI will operate four combi aircraft for the U.S. Military, four Boeing 757 aircraft for DHL and up to three Boeing 767 aircraft for other customers during 2014.
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
Long-lived assets
Aircraft and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Factors which may cause an impairment include termination of aircraft from a customer's network, extended operating cash flow losses from the assets and management's decisions regarding the future use of assets. To conduct impairment testing, we group assets and liabilities at the lowest level for which identifiable cash is largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with an asset group is less than the carrying value. If impairment exists, an adjustment is made to write the assets down to fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable. In conjunction with the impairment of ATI's goodwill (discussed above) as of December 31, 2013, we tested the related asset group for recoverability using undiscounted cash flows and concluded that the projected cash flows support the recoverability of the assets' carrying value.
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
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 6.25%. Our assumed rate of return is based on a targeted long term investment allocation of 50% equity securities, 45% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2013 was 50% equities, 47% fixed income, 3% real estate and 0% cash. The pension trust includes $48.9 million of investments (7% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio, and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return was 6.25% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2013 would be increased by approximately $7.4 million. We use a market value of assets as of the measurement date for determining pension expense.
In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note H to the accompanying consolidated financial statements), but also affects the succeeding year’s pension and post-retirement healthcare costs. The discount rates selected for December 31, 2013, based on the method described above, were 5.25% for crewmembers and 5.35% for non-crewmembers. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2013 would be increased by approximately $1.2 million.
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

The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2013
Change in assumption	2013 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$7,378	$—	$—
50 basis point decrease in discount rate	1,225	(51,721)	51,721
Aggregate effect of all the above changes	8,603	(51,721)	51,721
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
On May 9, 2011, the Company executed a syndicated credit agreement ("Senior Credit Agreement"). The Senior Credit Agreement includes a term loan of $150 million. On July 20, 2012, the Company executed the first amendment to the Senior Credit Agreement (“Credit Amendment”). The Credit Amendment increased the amount available under the revolving credit loan by $50 million, extended the maturity of the term loan and revolving credit loan to July 20, 2017, and provided for an accordion feature whereby the Company may draw up to an additional $50.0 million, subject to the lenders' consent. In October 2013, the lenders agreed to make the accordion funds of $50.0 million available to the Company, increasing the capacity of the revolving credit facility to $275.0 million. Under the terms of the Senior Credit Agreement, interest rates will be adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates (see Note F to the consolidated financial statements). The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the unsubordinated term loan. Accordingly, in July 2011, the Company entered into an interest rate swap instrument. Additionally, the Company entered into another interest rate swap in June 2013. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The notional values were $131.3 million as of December 31, 2013. See Note J in the accompanying consolidated financial statements for a discussion of our accounting treatment for these hedging transactions.
As of December 31, 2013, the Company has $62.8 million of fixed interest rate debt and $321.7 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $1.6 million for the year ended December 31, 2013.
The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long term debt through a hypothetical 20% increase in interest rates. As of December 31, 2013, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate debt by approximately $0.9 million.
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
At December 31, 2013, ABX's defined benefit pension plans had total investment assets of $751.2 million under investment management. See Note H in the accompanying consolidated financial statements for further discussion of these assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the accompanying consolidated balance sheets of Air Transport Service Group, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Table of Contents at Item 15a(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company’s two principal customers account for a substantial portion of the Company’s revenue. The Company’s financial security is dependent on its ongoing relationship with its principal customers existing as of December 31, 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dayton, Ohio
March 10, 2014

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,699	$15,442
Accounts receivable, net of allowance of $717 in 2013 and $749 in 2012	52,247	47,858
Inventory	9,050	9,430
Prepaid supplies and other	9,730	8,855
Deferred income taxes	13,957	19,154
Aircraft and engines held for sale	2,995	3,360
TOTAL CURRENT ASSETS	119,678	104,099
Property and equipment, net	838,172	818,924
Other assets	21,143	20,462
Pension assets, net of obligations	14,855	—
Intangibles	4,896	5,146
Goodwill	34,395	86,980
TOTAL ASSETS	$1,033,139	$1,035,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,818	$36,521
Accrued salaries, wages and benefits	23,163	22,917
Accrued expenses	9,695	8,502
Current portion of debt obligations	23,721	21,265
Unearned revenue	8,733	10,311
TOTAL CURRENT LIABILITIES	100,130	99,516
Long term debt	360,794	343,216
Post-retirement obligations	30,638	185,097
Other liabilities	62,740	62,104
Deferred income taxes	109,869	46,422
TOTAL LIABILITIES	664,171	736,355
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,618,305 and 64,130,056 shares issued and outstanding in 2013 and 2012, respectively	646	641
Additional paid-in capital	524,953	523,087
Accumulated deficit	(126,813)	(107,185)
Accumulated other comprehensive loss	(29,818)	(117,287)
TOTAL STOCKHOLDERS’ EQUITY	368,968	299,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,033,139	$1,035,611

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2013	2012	2011
REVENUES	$580,023	$607,438	$730,133
OPERATING EXPENSES
Salaries, wages and benefits	175,383	184,644	188,884
Fuel	49,376	53,928	150,003
Maintenance, materials and repairs	97,053	97,540	86,929
Depreciation and amortization	91,749	84,477	91,063
Travel	18,693	22,683	28,335
Rent	27,468	25,970	25,201
Landing and ramp	11,204	15,973	22,630
Insurance	6,216	7,716	9,309
Impairment of goodwill	52,585	—	2,797
Impairment of acquired intangibles	—	—	2,282
Impairment of aircraft	—	—	22,065
Other operating expenses	37,111	35,819	38,006
	566,838	528,750	667,504
OPERATING INCOME	13,185	78,688	62,629
OTHER INCOME (EXPENSE)
Interest income	74	136	179
Interest expense	(14,249)	(14,383)	(14,181)
Net gain (loss) on derivative instruments	631	1,879	(4,881)
Write-off of unamortized debt issuance costs	—	—	(2,886)
	(13,544)	(12,368)	(21,769)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(359)	66,320	40,860
INCOME TAX EXPENSE	(19,266)	(24,672)	(16,995)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(19,625)	41,648	23,865
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(3)	(774)	(673)
NET EARNINGS (LOSS)	$(19,628)	$40,874	$23,192

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.31)	$0.66	$0.38
Discontinued operations	—	(0.02)	(0.01)
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$(0.31)	$0.64	$0.37

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.31)	$0.65	$0.37
Discontinued operations	—	(0.02)	(0.01)
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$(0.31)	$0.63	$0.36

WEIGHTED AVERAGE SHARES
Basic	63,992	63,461	63,284
Diluted	63,992	64,420	64,085

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31
	2013	2012	2011
NET EARNINGS (LOSS)	$(19,628)	$40,874	$23,192
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	90,530	(10,976)	(56,301)
Defined Benefit Post-Retirement	(3,032)	(3,227)	(3,257)
Gains and Losses on Derivatives	(29)	(37)	2,745

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$67,841	$26,634	$(33,621)

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2013	2012	2011
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$(19,625)	$41,648	$23,865
Net loss from discontinued operations	(3)	(774)	(673)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of aircraft	—	—	22,065
Impairment of goodwill and acquired intangibles	52,585	—	5,079
Depreciation and amortization	91,749	84,477	91,063
Pension and post-retirement	7,061	5,562	(2,641)
Deferred income taxes	18,772	23,749	17,126
Amortization of stock-based compensation	2,732	3,231	2,877
Amortization of DHL promissory note	(6,200)	(6,200)	(6,200)
Net (gain) loss on derivative instruments	(631)	(1,879)	4,881
Write-off of unamortized debt issuance costs	—	—	2,886
Changes in assets and liabilities:
Accounts receivable	(4,994)	(4,328)	1,980
Inventory and prepaid supplies	(900)	(1,759)	(13)
Accounts payable	2,012	(5,688)	(1,715)
Unearned revenue	(6,205)	654	9,337
Accrued expenses, salaries, wages, benefits and other liabilities	(112)	4,898	(8,209)
Pension and post-retirement assets	(38,352)	(27,926)	(23,159)
Other	(3,478)	(5,032)	(2,443)
NET CASH PROVIDED BY OPERATING ACTIVITIES	94,411	110,633	133,220
INVESTING ACTIVITIES:
Capital expenditures	(112,712)	(155,243)	(213,083)
Proceeds from property and equipment	1,521	5,772	11,147
Proceeds from the redemption of interest-bearing investments	—	—	1,750
Reimbursement of hangar construction costs	6,803	—	—
NET CASH (USED IN) INVESTING ACTIVITIES	(104,388)	(149,471)	(200,186)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(53,766)	(26,223)	(214,424)
Proceeds from borrowings	80,000	50,000	265,000
Financing fees	—	—	(2,536)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,234	23,777	48,040

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,257	(15,061)	(16,040)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,442	30,503	46,543
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,699	$15,442	$30,503

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$13,752	$13,195	$12,985
Federal alternative minimum and state income taxes paid	$1,313	$377	$2,448
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$6,200	$6,200	$6,200
Accrued capital expenditures	$1,055	$4,770	$10,921
See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2011	63,652,228	$637	$518,925	$(171,251)	$(46,234)	$302,077
Stock-based compensation plans
Grant of restricted stock	313,300	3	(3)			—
Issuance of common shares, net of withholdings	161,161	1	(1,187)			(1,186)
Forfeited restricted stock	(110,900)	(1)	1			—
Amortization of stock awards and restricted stock			2,877			2,877
Total comprehensive income (loss)				23,192	(56,813)	(33,621)
BALANCE AT DECEMBER 31, 2011	64,015,789	$640	$520,613	$(148,059)	$(103,047)	$270,147
Stock-based compensation plans
Grant of restricted stock	254,200	3	(3)			—
Withholdings of common shares, net of issuances	(83,933)	(1)	(755)			(756)
Forfeited restricted stock	(56,000)	(1)	1			—
Amortization of stock awards and restricted stock			3,231			3,231
Total comprehensive income (loss)				40,874	(14,240)	26,634
BALANCE AT DECEMBER 31, 2012	64,130,056	$641	$523,087	$(107,185)	$(117,287)	$299,256
Stock-based compensation plans
Grant of restricted stock	258,800	3	(3)			—
Issuance of common shares, net of withholdings	238,049	2	(1,050)			(1,048)
Forfeited restricted stock	(8,600)	—	—			—
Tax benefit from common stock compensation			187			187
Amortization of stock awards and restricted stock			2,732			2,732
Total comprehensive income (loss)				(19,628)	87,469	67,841
BALANCE AT DECEMBER 31, 2013	64,618,305	$646	$524,953	$(126,813)	$(29,818)	$368,968

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include an aircraft leasing company and two independently certificated airlines. The Company provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, it offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers.
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
Subsequent Events
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden. West Atlantic AB, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 40 aircraft and is Europe’s largest regional cargo aircraft operator. West Atlantic AB operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 737 aircraft. In addition, Atlantic Airlines Ltd. is currently adding the Boeing 767 aircraft to its operating capability.
In January 2014, the Company drew $15.0 million from the revolving credit facility to help fund its 25 percent ownership of West Atlantic AB.
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $1.1 million, $2.8 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $28.3 million and $31.6 million at December 31, 2013 and December 31, 2012, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
Pension and Post-Retirement Benefits
The costs of benefits provided by defined benefits pension and post-retirement health care plans are recorded in the period the employees provide service. Costs adjustments for plan amendments are amortized over the expected working life or the life expectancy of plan participants. The funded status of the Company's plans is measured as the difference between the fair value of plan assets and the accumulated benefit obligations to plan participants. The overfunded or underfunded status of a plan is recorded as an asset or liability. The funded status is ordinarily measured annually at year end.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 54%, 53% and 36% of the Company's consolidated revenues from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s balance sheets include accounts receivable with DHL of $24.1 million and $18.3 million as of December 31, 2013 and December 31, 2012, respectively.
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
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 17%, 16% and 12% of the Company's total revenues from continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $4.8 million and $4.2 million as of December 31, 2013 and December 31, 2012, respectively.

BAX/Schenker
The Company had contracts to provide airlift to BAX Global, Inc.'s network in North America ("BAX/Schenker"). Revenues from the services performed for BAX/Schenker were approximately 26% of the Company’s total revenues from continuing operations for the year ended December 31, 2011. BAX/Schenker provided freight transportation and supply chain management services, specializing in the heavy freight market for business-to-business shipping.
On July 22, 2011, BAX/Schenker announced its plan to adopt a new operating model that phased-out the dedicated air cargo network in North America supported by the Company. To execute that plan, on September 2, 2011, BAX/Schenker ceased air cargo operations at its air hub in Toledo, Ohio and began to conduct air operations from the Cincinnati/Northern Kentucky airport, utilizing DHL's U.S. air hub. The Company provided limited airlift directly to BAX/Schenker through the peak delivery season, until late December 2011. Beginning in January 2012, DHL contracted with the Company's airlines to supplement DHL's U.S. air network to service BAX/Schenker freight volumes on its expanded air network without the use of the Company's DC-8 aircraft and with only limited use of the Company's Boeing 727 aircraft.
No services were performed for Bax/Schenker during 2013 and 2012. The Company’s balance sheets had no accounts receivable with BAX/Schenker as of December 31, 2013 and 2012.

NOTE C—GOODWILL AND OTHER INTANGIBLES
The Company has two reporting units that have goodwill, ATI (a component of the ACMI Services segment) and CAM. In conjunction with the phase-out of BAX/Schenker's dedicated airlift in North America (see Note B), which relied on operations provided by the Company, the Company tested the carrying values of goodwill and related intangible assets as of July 31, 2011. The Company recognized an impairment charge in 2011 to reduce the value of the recorded goodwill and customer relationship intangible associated with ATI to $52.6 million and $2.5 million, respectively. BAX/Schenker's decision to discontinue a dedicated U.S. air network using ATI's DC-8 aircraft was precipitated by prolonged recessionary conditions and trends toward higher fuel prices. ATI's goodwill and related intangible assets were not impaired further at the time because of expected future net cash flows from its growing fleet of Boeing 767 aircraft and combi aircraft services that it provides to the U.S. Military.
As of December 31, 2013, 2012 and 2011, the goodwill amounts were retested for impairment. The CAM goodwill was not impaired. The ATI goodwill was found to be impaired as of December 31, 2013. The Company recorded an impairment charge of $52.6 million in 2013 to write-off the ATI goodwill. As a result of recent events and market changes, the Company does not expect ATI to generate the forecasted net cash flows from ATI's Boeing 767 operations as previously expected. In December 2013 and in January 2014, the Company received notification from DHL that it would cease using ATI's Boeing 767 services in the Middle East by the end of February 2014. Further, as a result of persistent stagnant growth conditions and excess airlift capacity, including the recent projections published by the U.S. Military that reflect continued reductions in their demand for cargo (non combi) airlift, the Company plans to allocate fewer Boeing 767 aircraft to ATI than previously expected. The Company expects instead to deploy more Boeing 767 aircraft with other airlines, including Atlantic Airline Ltd., an airline owned by West Atlantic, AB for which the Company acquired a 25% equity interest in January 2014.
The Company determined the fair values of ATI and CAM separately using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs).
The carrying amounts of goodwill by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2011	$52,585	$34,395	$86,980
Impairment	—	—	—
Carrying value as of December 31, 2012	$52,585	$34,395	$86,980
Impairment	$(52,585)	$—	$(52,585)
Carrying value as of December 31, 2013	$—	$34,395	$34,395

Table of Contents

The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2011	$2,396	$4,000	$6,396
Amortization	(250)	(1,000)	(1,250)
Carrying value as of December 31, 2012	$2,146	$3,000	$5,146
Amortization	(250)	—	(250)
Carrying value as of December 31, 2013	$1,896	$3,000	$4,896
The customer relationship intangible amortizes over seven more years. The Company recorded amortization expense for the customer relationship intangible asset of $0.3 million, $0.3 million and $0.6 million for the years ending December 31, 2013, 2012 and 2011, respectively. The airline certificate related to Capital Cargo International Airlines, Inc.'s ("CCIA") Boeing 727 aircraft operations amortized through December 31, 2012. The remaining airline certificates have an indefinite life and therefore are not amortized.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2013	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$301	$—	$321
Total Assets	$20	$301	$—	$321
Liabilities
Interest rate swap	$—	$(2,515)	$—	$(2,515)
Total Liabilities	$—	$(2,515)	$—	$(2,515)

As of December 31, 2012	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$18	$339	$—	$357
Total Assets	$18	$339	$—	$357
Liabilities
Interest rate swap	$—	$(3,146)	$—	$(3,146)
Total Liabilities	$—	$(3,146)	$—	$(3,146)

As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $6.3 million more than the carrying value, which was $384.5 million at December 31, 2013. As of December 31.2012, the fair value of the Company’s debt obligations was approximately $3.8 million more than the carrying value, which was $364.5 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
Aircraft and flight equipment	$1,236,225	$1,148,781
Support equipment	51,179	52,209
Vehicles and other equipment	1,771	1,597
Leasehold improvements	1,154	814
	1,290,329	1,203,401
Accumulated depreciation	(452,157)	(384,477)
Property and equipment, net	$838,172	$818,924
CAM owned aircraft with a carrying value of $250.9 million and $273.4 million that were under leases to external customers as of December 31, 2013 and 2012, respectively. Minimum future lease payments for aircraft and equipment leased to external customers as of December 31, 2013 is scheduled to be $54.8 million, $54.8 million, $48.2 million, $23.1 million and $4.2 million for each of the next five years ending December 31, 2018.
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
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $3.0 million and $3.4 million as of December 31, 2013 and 2012, respectively. Cash flows generated from sales of aircraft and engines totaled $1.5 million, $5.8 million and $11.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the fourth quarter of 2011, the Company received $10.7 million from BAX/Schenker for the reimbursement of capitalized maintenance costs for aircraft removed from service.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012
Unsubordinated term loan	$131,250	$144,375
Revolving credit facility	190,500	143,000
Aircraft loans	55,015	63,156
Promissory note due to DHL, unsecured	7,750	13,950
Total long term obligations	384,515	364,481
Less: current portion	(23,721)	(21,265)
Total long term obligations, net	$360,794	$343,216
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
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.545% and 2.545%, respectively. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of December 31, 2013, the unused revolving credit facility totaled $74.3 million, net of draws of $190.5 million and outstanding letters of credit of $10.2 million.
The aircraft loans are collateralized by six aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. Interest rates range from 6.74% to 7.36% per annum payable monthly.
The scheduled annual principal payments on long term debt, as of December 31, 2013, for the next five years are as follows (in thousands):

Principal Payments
2014	$23,721
2015	24,344
2016	33,865
2017	291,195
2018	3,640
2019 and beyond	7,750
$384,515
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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases six Boeing 767 aircraft, airport facilities, office space, maintenance facilities and certain equipment under operating leases. In December 2012, the Company entered into agreements with the Clinton County Port Authority ("CCPA") to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company acts as construction agent for the CCPA and began construction of a 100,000 square foot aircraft hangar in 2013. While the current facility houses aircraft as large as the Boeing 767, the new hangar will provide the capability of servicing aircraft as large as a Boeing 747 and a Boeing 777. The hangar is anticipated to cost approximately $15.7 million and due to adverse weather conditions, is not expected to be completed until May 2014. The CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The costs incurred to build the hangar are included in "Property and equipment" and the amounts that are reimbursed through the State of Ohio and the CCPA are included in "Other liabilities" on the Company's balance sheet. The Company began to make lease payments for the hangar directly to the trustee for the State of Ohio beginning in 2014.
The future minimum lease payments of the Company as of December 31, 2013 are scheduled below (in thousands):

	Operating Leases	Hangar Lease
2014	$22,561	$592
2015	12,499	602
2016	8,807	832
2017	4,733	834
2018	3,113	833
2019 and beyond	1,533	14,610
Total minimum lease payments	$53,246	$18,303
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
On December 2, 2011, the plaintiffs agreed to settle this matter in exchange for the payment by ABX to plaintiffs and the putative class members of a monetary amount, which amount management believes to be less than it would have cost to defend the case at trial. The final settlement was approved by the Court on July 9, 2013 and following a 30-day appeal period during which no objections were received, the settlement funds were paid to the class administrator for distribution in accordance with the terms of the settlement agreement. This litigation is now concluded.
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.5 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX has exhausted its appeals with respect to three of the administrative penalties.
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
Employees Under Collective Bargaining Agreements
As of December 31, 2013, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	14.4%
ATI	Air Line Pilots Association	8.7%

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
Funded Status  (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2013	2012	2013	2012
Accumulated benefit obligation	$761,774	$860,463	$7,482	$8,781
Change in benefit obligation
Obligation as of January 1	$860,463	$772,612	$8,781	$9,275
Service cost	—	—	275	269
Interest cost	35,957	37,089	264	379
Curtailment gain	—	—	—	—
Special termination benefits	—	—	—	—
Plan amendment	—	—	—	(460)
Plan transfers	2,448	1,657	—	—
Benefits paid	(28,966)	(26,130)	(1,364)	(974)
Actuarial (gain) loss	(108,128)	75,235	(474)	292
Obligation as of December 31	$761,774	$860,463	$7,482	$8,781
Change in plan assets
Fair value as of January 1	$682,553	$594,697	$—	$—
Actual gain on plan assets	67,719	87,598	—	—
Plan transfers	2,448	1,657	—	—
Employer contributions	27,492	24,731	1,364	974
Benefits paid	(28,966)	(26,130)	(1,364)	(974)
Fair value as of December 31	$751,246	$682,553	$—	$—
Funded status
Overfunded plans, net asset	$14,855	$—	$—	$—
Underfunded plans
Current liabilities	$(1,339)	$(1,331)	$(888)	$(1,105)
Non-current liabilities	$(24,044)	$(176,579)	$(6,594)	$(7,676)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2013, 2012 and 2011, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$275	$269	247
Interest cost	35,957	37,089	37,163	264	379	389
Expected return on plan assets	(45,990)	(39,882)	(39,027)	—	—	—
Amortization of prior service cost	—	—	—	419	433	529
Amortization of net (gain) loss	12,296	10,681	2,700	(5,654)	(5,552)	(5,552)
Net periodic benefit cost	$2,263	$7,888	$836	$(4,696)	$(4,471)	$(4,387)
In 2010, the Company modified the post-retirement health plans for ABX employees. Benefits for covered individuals now terminates upon reaching age 65 under the modified post-retirement healthcare plans.
Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2013	2012	2013	2012
Unrecognized prior service cost	$—	$—	$(4,182)	$(9,836)
Unrecognized net actuarial loss	40,190	182,342	2,027	2,920
Accumulated other comprehensive (income) loss	$40,190	$182,342	$(2,155)	$(6,916)
The following table sets forth the amounts of unrecognized net actuarial loss and (gain) recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2014 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$(2)	$320
Prior Service Cost	—	(3,487)
Assumptions
Assumptions used in determining the funded status of ABX’s pension plans at December 31 were as follows:

	Pension Plans
	2013	2012	2011
Discount rate - crewmembers	5.25%	4.25%	5.10%
Discount rate - non-crewmembers	5.35%	4.25%	4.65%
Expected return on plan assets	6.25%	6.75%	6.75%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.

The discount rate used to determine post-retirement healthcare obligations was 4.15% for pilots and 3.85% for non-pilots at December 31, 2013. The discount rate used to determine post-retirement healthcare obligations was 3.35% for pilots and 2.95% for non-pilots at December 31, 2012. The discount rate used to determine post-retirement healthcare obligations was 4.60% for pilots and 4.05% for non-pilots at December 31, 2011. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not effect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2013	2012
Cash	—%	—%
Equity securities	50%	48%
Fixed income securities	47%	49%
Real estate	3%	3%
	100%	100%
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
Cash Flows
In 2013 and 2012, the Company made contributions to its defined benefit plans of $27.5 million and $24.7 million, respectively. The Company estimates that its contributions in 2014 will be approximately $6.3 million for its defined benefit pension plans and $0.9 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2014	$31,260	$888
2015	33,144	844
2016	37,769	764
2017	37,332	755
2018	39,860	749
Years 2019 to 2023	232,378	3,775

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
The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2013	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$—	$—	$—	$—
Common trust funds	—	10,503	—	10,503
Corporate stock	63,313	—	—	63,313
Mutual funds	107,635	164,230	—	271,865
Fixed income investments	6,761	349,904	—	356,665
Real estate	—	—	19,561	19,561
Hedge funds and private equity	—	—	29,339	29,339
Total plan assets	$177,709	$524,637	$48,900	$751,246

As of December 31, 2012	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$—	$—	$—	$—
Common trust funds	—	5,720	—	5,720
Corporate stock	63,396	2,123	—	65,519
Mutual funds	96,008	138,846	—	234,854
Fixed income investments	5,832	326,478	—	332,310
Real estate	—	—	17,181	17,181
Hedge funds and private equity	—	—	26,969	26,969
Total plan assets	$165,236	$473,167	$44,150	$682,553
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

	Hedge Funds & Private Equity	Real Estate Investments	Total
January 1, 2012	$25,759	$14,557	$40,316
Unrealized gains	3,612	2,624	6,236
Purchases & settlements	(2,402)	—	(2,402)
December 31, 2012	$26,969	$17,181	$44,150
Unrealized gains	3,884	2,380	6,264
Purchases & settlements	(1,514)	—	(1,514)
December 31, 2013	$29,339	$19,561	$48,900

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. Expenses for defined contribution retirement plans were as follows (in thousands):

	Years Ended December 31
	2013	2012	2011
Capital accumulation plans	$5,131	$5,300	$4,938
Total expense	$5,131	$5,300	$4,938

NOTE I—INCOME TAXES
At December 31, 2013, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $97.5 million, which begin to expire in 2024 if not utilized before then. The deferred tax asset balance includes $2.0 million net of a $0.2 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets.

The significant components of the deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31
	2013	2012
Deferred tax assets:
Net operating loss carryforward and federal credits	$36,624	$34,401
Capital and operating leases	2,841	1,742
Post-retirement employee benefits	6,470	62,823
Employee benefits other than post-retirement	16,667	18,010
Inventory reserve	3,050	3,181
Deferred revenue	8,903	10,770
Other	1,262	458
Deferred tax assets	75,817	131,385
Deferred tax liabilities:
Accelerated depreciation	(155,769)	(147,282)
Partnership items	(9,466)	(9,418)
State taxes	(6,265)	(1,724)
Valuation allowance against deferred tax assets	(229)	(229)
Deferred tax liabilities	(171,729)	(158,653)
Net deferred tax (liability)	$(95,912)	$(27,268)
The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2013	2012	2011
Current taxes:
Federal	$67	$—	$(950)
Foreign	—	337	—
State	425	145	426
Deferred taxes:
Federal	17,902	23,454	15,968
Foreign	—	—	—
State	872	736	1,551
Total deferred tax expense	18,774	24,190	17,519
Total income tax expense from continuing operations	$19,266	$24,672	$16,995
Income tax expense (benefit) from discontinued operations	$(2)	$(441)	$(393)

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign income taxes	—%	0.3%	—%
State income taxes, net of federal tax benefit	(234.7)%	0.9%	3.1%
Tax effect of non-deductible goodwill	(5,121.2)%	—%	2.4%
Tax effect of other non-deductible expenses	(26.4)%	1.1%	1.7%
Other	(19.3)%	(0.1)%	(0.6)%
Effective income tax rate	(5,366.6)%	37.2%	41.6%
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2013	2012	2011
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(1.3)%	(1.3)%	(1.8)%
Effective income tax rate	(36.3)%	(36.3)%	(36.8)%
The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2013, 2012 and 2011, the Company's unrecognized tax benefits were $0.0 million, $0.0 million and $0.0 million respectively. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2013, 2012 and 2011.
The Company began to file, effective in 2008, federal tax returns under a common parent of the consolidated group that includes ABX and all the wholly-owned subsidiaries. All returns related to the current consolidated group remain open to examination with the exception of the 2008. The consolidated federal tax returns prior to 2007 remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. State and local returns filed for 2005 through 2012 are generally also open to examination by their respective jurisdictions.

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
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded an unrealized gain on derivatives of $0.6 million and $1.9 million for the years ending December 31, 2013 and 2012, respectively, to reflect the interest rate swaps at market value. The Company recorded an unrealized loss on derivatives of $4.9 million for the year ending December 31, 2011, which includes a $3.9 million pre-tax charge in 2011 to recognize the losses previously recorded in accumulated other comprehensive income for certain interest rate swaps which had previously been designated as cash flow hedges. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2013		December 31, 2012
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	65,625	(1,988)	72,188	(3,146)
June 30, 2017	1.183%	65,625	(527)	—	—

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of January 1, 2011	(54,325)	10,761	(2,670)	(46,234)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(91,715)	192	—	(91,523)
Unrealized gain (loss) for derivative instruments	—	—	631	631
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	2,700	211	—	2,911
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(5,552)	—	(5,552)
Hedging gain (reclassified to interest expense)	—	—	(223)	(223)
Unrealized loss on derivative instruments (reclassified to net gain (loss) on derivative instruments)	—	—	3,932	3,932
Income Tax (Expense) or Benefit	32,714	1,892	(1,595)	33,011
Other comprehensive income (loss), net of tax	(56,301)	(3,257)	2,745	(56,813)
Balance as of December 31, 2011	(110,626)	7,504	75	(103,047)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(27,518)	168	—	(27,350)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	10,681	433	—	11,114
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(5,552)	—	(5,552)
Hedging gain (reclassified to interest expense)	—	—	(57)	(57)
Income Tax (Expense) or Benefit	5,861	1,724	20	7,605
Other comprehensive income (loss), net of tax	(10,976)	(3,227)	(37)	(14,240)
Balance as of December 31, 2012	(121,602)	4,277	38	(117,287)
Other comprehensive income (loss) before reclassifications:
Actuarial gain for retiree liabilities	129,856	474	—	130,330
Amounts reclassified from accumulated other comprehensive income
Actuarial costs (reclassified to salaries, wages and benefits)	12,296	419	—	12,715
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(5,654)	—	(5,654)
Hedging gain (reclassified to interest expense)	—	—	(50)	(50)
Income Tax (Expense) or Benefit	(51,622)	1,729	21	(49,872)
Other comprehensive income (loss), net of tax	90,530	(3,032)	(29)	87,469
Balance as of December 31, 2013	(31,072)	1,245	9	(29,818)

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

	Year Ended December 31
	2013		2012		2011
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,463,272	$5.97	1,458,037	$5.77	1,514,300	$3.55
Granted	627,488	5.73	601,647	5.93	555,237	8.72
Converted	(526,848)	5.72	(472,112)	5.25	(443,300)	2.45
Expired	(68,950)	8.25	—	—	—	—
Forfeited	(17,200)	7.07	(124,300)	6.24	(168,200)	4.22
Outstanding at end of period	1,477,762	$5.83	1,463,272	$5.97	1,458,037	$5.77
Vested	506,644	$4.47	736,541	$4.90	390,037	$4.45
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $5.46, $5.63 and $8.25 for 2013, 2012 and 2011, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $6.78, $7.05 and $11.17 for 2013, 2012 and 2011, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2013, 2012 and 2011 using daily stock prices and using the following variables:

	2013	2012	2011
Risk-free interest rate	0.4%	0.4%	1.3%
Volatility	61.0%	90.1%	1.3%
For the years ended December 31, 2013, 2012 and 2011, the Company recorded expense of $2.7 million, $3.2 million and $2.9 million, respectively, for stock incentive awards. At December 31, 2013, there was $2.8 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2013, none of the awards were convertible, 441,812 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,754,787 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2015.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	December 31
	2013	2012	2011
Earnings (loss) from continuing operations	$(19,625)	$41,648	$23,865
Weighted-average shares outstanding for basic earnings per share	63,992	63,461	63,284
Common equivalent shares:
Effect of stock-based compensation awards	—	959	801
Weighted-average shares outstanding assuming dilution	63,992	64,420	64,085
Basic earnings (loss) per share from continuing operations	$(0.31)	$0.66	$0.38
Diluted earnings (loss) per share from continuing operations	$(0.31)	$0.65	$0.37
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 481,900 shares, 370,400 shares and 584,700 shares of restricted stock for 2013, 2012 and 2011, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none, 229,000 and 176,000 at December 31, 2013, 2012 and 2011, respectively.

NOTE N—SEGMENT INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings includes an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including the CMI agreement with DHL as well as ACMI and charter service agreements that the Company has with other customers. Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Company's other activities, which include contracts with the USPS, the sale of aircraft parts and maintenance services, facility and ground equipment maintenance services and management services for workers' compensation do not constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets - All other below. The Company's segment information from continuing operations is presented below (in thousands):

	Year Ended December 31
	2013	2012	2011
Total revenues:
CAM	$160,342	$154,565	$140,469
ACMI Services	444,504	478,993	604,951
All other	117,292	112,343	105,284
Eliminate inter-segment revenues	(142,115)	(138,463)	(120,571)
Total	$580,023	$607,438	$730,133
Customer revenues:
CAM	$71,604	$74,599	$67,791
ACMI Services	444,504	477,722	604,951
All other	63,915	55,117	57,391
Total	$580,023	$607,438	$730,133
Depreciation and amortization expense:
CAM	$64,096	$59,351	$54,897
ACMI Services	27,546	24,599	36,136
All other	107	527	30
Total	$91,749	$84,477	$91,063
Impairment Charges
CAM - aircraft impairment	—	—	6,761
ACMI Services - aircraft impairment	—	—	15,304
ACMI Services - customer relationship impairment	—	—	2,282
ACMI Services - goodwill impairment	52,585	—	2,797
Total	$52,585	$—	$27,144
Segment earnings (loss):
CAM	$66,208	$68,499	$53,221
ACMI Services	(78,186)	(14,503)	(13,807)
All other	12,200	11,650	11,331
Net unallocated interest expense	(1,212)	(1,205)	(2,118)
Net gain (loss) on derivative instruments	631	1,879	(4,881)
Write-off of unamortized debt issuance costs	—	—	(2,886)
Pre-tax earnings from continuing operations	$(359)	$66,320	$40,860
The Company's assets are presented below by segment (in thousands):

	December 31,	December 31,	December 31,
	2013	2012	2011
Assets:
CAM	$808,987	$810,664	$760,588
ACMI Services	141,664	161,650	137,640
Discontinued operations	294	—	—
All other	82,194	63,297	95,491
Total	$1,033,139	$1,035,611	$993,719

Interest expense of $0.6 million, $0.9 million and $1.2 million for 2013, 2012 and 2011, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $12.4 million, $12.2 million and $10.7 million for the years ending December 31, 2013, 2012 and 2011, respectively.
During 2013, the Company had capital expenditures of $30.9 million and $74.1 million for the ACMI Services and CAM segments, respectively. The ACMI Services segment reflects a goodwill impairment charge of $52.6 million recorded in the fourth quarter of 2013. Additionally, the ACMI Services segment reflects impairment charges of $2.8 million on the goodwill, $2.3 million on its acquired intangibles and $15.3 million on its aircraft which were recorded in the third quarter of 2011. The CAM segment reflects an impairment charge of $6.8 million on its aircraft recorded in the third quarter of 2011.
Entity-Wide Disclosures
The Company's international revenues were approximately $235.1 million, $314.2 million and $291.3 million for 2013, 2012 and 2011, respectively, derived primarily from international flights departing from or arriving in foreign countries. All revenues from the CMI agreement with DHL are attributed to U.S. operations.
The Company's external customers revenues from other activities for the years ended December 31, 2013, 2012 and 2011 are presented below (in thousands):

	December 31,
	2013	2012	2011
Aircraft maintenance and part sales	$23,175	$21,669	$25,845
Mail handling services	30,117	23,671	21,613
Facility and ground equipment maintenance	10,030	8,304	8,465
Other	593	1,473	1,468
Total customer revenues	$63,915	$55,117	$57,391

NOTE O—DISCONTINUED OPERATIONS
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

	December 31
	2013	2012
Assets
Pension assets, net of obligations	294	—
Total Assets	294	—

Liabilities
Employee compensation and benefits	$34,007	$35,703
Post-retirement	—	36,887
Total Liabilities	$34,007	$72,590

The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	December 31
	2013	2012	2011
Pre-tax loss	$(5)	$(1,215)	$(1,066)

NOTE P—QUARTERLY RESULTS (Unaudited)
The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Revenues from continuing operations	$143,279	$138,904	$140,877	$156,963
Net earnings (loss) from continuing operations	8,501	6,915	7,799	(42,840)
Net loss from discontinued operations	(1)	(1)	—	(1)
Weighted average shares:
Basic	63,810	64,050	64,052	64,054
Diluted	64,524	64,859	65,036	64,054
Earnings (loss) per share from continuing operations
Basic	$0.13	$0.11	$0.12	$(0.67)
Diluted	$0.13	$0.11	$0.12	$(0.67)
2012
Revenues from continuing operations	$145,506	$153,554	$153,826	$154,552
Net earnings from continuing operations	6,662	11,219	11,556	12,211
Net loss from discontinued operations	(230)	(160)	(186)	(198)
Weighted average shares:
Basic	63,431	63,431	63,456	63,525
Diluted	64,374	64,393	64,667	64,244
Earnings per share from continuing operations
Basic	$0.11	$0.18	$0.18	$0.19
Diluted	$0.10	$0.17	$0.18	$0.19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).
Based on management’s assessment of those criteria, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the internal control over financial reporting of Air Transportation Service Group, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s two principal customers.
/s/ DELOITTE & TOUCHE LLP
Dayton, Ohio
March 10, 2014

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.”
Executive Officers
The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	59
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

Quint O. Turner	51
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

Richard F. Corrado	54	Chief Commercial Officer, Air Transport Services Group, Inc., and President of Cargo Aircraft Management, Inc. since April 2010. President of Airborne Global Solutions, Inc. since July 2010.

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

W. Joseph Payne	50
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

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are incorporated herein by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements
The following are filed in Part II, item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2013	$748,929	$193,046	$225,062	$716,913
December 31, 2012	433,671	347,686	32,428	748,929
December 31, 2011	1,090,042	316,873	973,244	433,671
All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation

3.1	Certificate of Incorporation of Air Transport Services Group, Inc. (formerly known as ABX Holdings, Inc.). (6)

3.2	Bylaws of Air Transport Services Group, Inc. (formerly known as ABX Holdings, Inc.). (6)

3.3
Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. reflecting corrections and amendments through May 17, 2013. [This document represents the Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. in compiled form, incorporating all corrections and amendments. This compiled document has not been filed with the Delaware Secretary of State.] (20)

3.4	Amended and Restated Bylaws of Air Transport Services Group, Inc., reflecting amendments through May 10, 2013. (20)

3.5
Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. reflecting corrections and amendments through August 16, 2013. [This document represents the Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. in compiled form, incorporating all corrections and amendments. This compiled document has not been filed with the Delaware Secretary of State.] (21)

Material Contracts

10.1	Director compensation fee summary. (10)
10.2	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (2)

10.3	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (3)

10.4	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (4)

10.5	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (5)

10.6	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (8)

10.7	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (8)

10.8	Amended and Restated First Non-Negotiable Promissory Note between ABX Air, Inc., as maker, and DHL Express (USA), Inc., as holder, dated May 8, 2009. (7)

10.9	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009. (7)

10.10	Lease Assumption and Option Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated May 29, 2009. (7)

10.11	Air Transportation Services Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc, dated March 29, 2010. (10)

10.12
Mutual Termination Agreement and Release, made among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc., and ABX Air, Inc., dated March 29, 2010. (10)

10.13	Second Amendment to Lease Assumption and Option Agreement and Exercise of Lease Option, between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010. (10)

10.14	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (11)

10.15	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (11)

10.16	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (11)

10.17	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (12)

10.18	Letter Agreement, dated October 15, 2010, between Precision Conversions, LLC and Cargo Aircraft Management, Inc. (13)

10.19
Credit Agreement, dated as of May 9, 2011, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent. (14)

10.20	Guarantee and Collateral Agreement, dated as of May 9, 2011, made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent. (14)

10.21	Amendment to Confidentiality and Standstill Agreement, dated as of June 11, 2012, between Air Transport Services Group, Inc. and Red Mountain Capital Partners LLC. (15)

10.22	Form of amended and restated change-in-control agreement in effect between Air Transport Services Group, Inc. and its executive officers. (17)

10.23
Amendment to the Credit Agreement, dated July 20, 2012, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent. (16)

10.24
Purchase and sale agreement, dated December 17, 2012, between Cargo Aircraft Management, Inc., and National Air Cargo Group, Inc. for the purchase of three Boeing 757-200 aircraft. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (18)

10.25	Amended and Restated Lease Agreement, dated December 27, 2012, between Clinton County Port Authority and Air Transport Services Group, Inc. (18)

10.26	Loan Agreement, Chapter 166, Ohio Revised Code, dated December 1, 2012, between the Director of Development Services Agency of Ohio and Clinton County Port Authority. (18)

10.27
Guaranty Agreement, dated December 1, 2012, among Air Transport Services Group, Inc., Airborne Maintenance and Engineering Services, Inc., Air Transport International, LLC, Clinton County Port Authority, the Directory of Development Services Agency of Ohio, and the Huntington National Bank. (18)

10.28	Lease Agreement for the Jump Hangar Facility, dated December 1, 2012, between Clinton County Port Authority and Air Transport International, LLC. (18)

10.29
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated December 1, 2012, among Air Transport International, LLC and the Director of Development Services Agency of Ohio. (18)

10.30
Bond Purchase Agreement, dated December 13, 2012, among the State of Ohio, acting by and through its Treasurer of State, the Development Services Agency of Ohio, acting by and through a duly authorized representative, Clinton County Port Authority, Air Transport International, LLC and Stifel, Niolaus & Company, Inc. (18)

10.31	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified March 18, 2013. (19)

10.32	Air Transport Services Group, Inc. Nonqualified Deferred Compensation Plan, dated October 31, 2013. (21)

10.33
Second Amendment to the Credit Agreement, dated October 22, 2013, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agents. (21)

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (1)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	The Company's Code of Ethics can be accessed from the Company's Internet website at www.atsginc.com.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.

(3)	Incorporated by reference to the Company’s Annual Report of Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.

(6)	Incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.

(8)	Incorporated by reference to the Company’s Annual Report of Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission.

(9)
Incorporated by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed March 28, 2013 with the Securities and Exchange Commission.

(10)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.

(12)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(13)
Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2011. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2011.

(15)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2012.

(16)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 24, 2012.

(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2012.

(18)
Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2013. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(19)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 18, 2013.

(20)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2013.

(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2014
Joseph C. Hete
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ JAMES H. CAREY	Director and Chairman of the Board	March 10, 2014
James H. Carey

/S/ RICHARD M. BAUDOUIN	Director	March 10, 2014
Richard M. Baudouin

/S/ JOHN D. GEARY	Director	March 10, 2014
John D. Geary

/S/ JOSEPH C. HETE	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2014
Joseph C. Hete

/S/ ARTHUR J. LICHTE	Director	March 10, 2014
Arthur J. Lichte

/S/ RANDY D. RADEMACHER	Director	March 10, 2014
Randy D. Rademacher

/S/ J. CHRISTOPHER TEETS	Director	March 10, 2014
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 10, 2014
Jeffrey J. Vorholt

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2014
Quint O. Turner