Form 10-Q
period 2014-03-31
Air Transport Services Group, Inc.
filed 2014-05-12
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of May 12, 2014, 64,947,495 shares of the registrant’s common stock, par value $0.01, were outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included on this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 10, 2014.
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

FORWARD LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2013 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended
	March 31
	2014	2013
REVENUES	$143,593	$143,279
OPERATING EXPENSES
Salaries, wages and benefits	43,065	43,309
Maintenance, materials and repairs	24,879	22,134
Depreciation and amortization	24,979	20,920
Fuel	12,260	14,361
Rent	7,310	6,779
Travel	4,573	4,727
Landing and ramp	2,738	4,065
Insurance	1,205	1,511
Other operating expenses	8,748	9,060
	129,757	126,866
OPERATING INCOME	13,836	16,413
OTHER INCOME (EXPENSE)
Interest income	19	21
Interest expense	(3,823)	(3,132)
Net gain on derivative instruments	299	290
	(3,505)	(2,821)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,331	13,592
INCOME TAX EXPENSE	(3,809)	(5,091)
EARNINGS FROM CONTINUING OPERATIONS	6,522	8,501
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	211	(1)
NET EARNINGS	$6,733	$8,500

BASIC EARNINGS PER SHARE
Continuing operations	$0.10	$0.13
Discontinued operations	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.10	$0.13

DILUTED EARNINGS PER SHARE
Continuing operations	$0.10	$0.13
Discontinued operations	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.10	$0.13

WEIGHTED AVERAGE SHARES
Basic	64,148	63,810
Diluted	65,141	64,524

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31
	2014	2013
NET EARNINGS	$6,733	$8,500
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	(1)	1,958
Defined Benefit Post-Retirement	(504)	(834)
Gains and Losses on Derivatives	(7)	(8)

TOTAL COMPREHENSIVE INCOME, net of tax	$6,221	$9,616

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,102	$31,699
Accounts receivable, net of allowance of $698 in 2014 and $717 in 2013	50,827	52,247
Inventory	10,608	9,050
Prepaid supplies and other	12,754	9,730
Deferred income taxes	13,957	13,957
Aircraft and engines held for sale	2,487	2,995
TOTAL CURRENT ASSETS	117,735	119,678
Property and equipment, net	817,441	838,172
Other assets	36,761	21,143
Pension assets, net of obligations	16,887	14,855
Intangibles	4,826	4,896
Goodwill	34,395	34,395
TOTAL ASSETS	$1,028,045	$1,033,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,361	$34,818
Accrued salaries, wages and benefits	23,400	23,163
Accrued expenses	9,497	9,695
Current portion of debt obligations	23,873	23,721
Unearned revenue	8,887	8,733
TOTAL CURRENT LIABILITIES	96,018	100,130
Long term debt	350,718	360,794
Post-retirement obligations	30,207	30,638
Other liabilities	62,243	62,740
Deferred income taxes	113,273	109,869
TOTAL LIABILITIES	652,459	664,171
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,850,537 and 64,618,305 shares issued and outstanding in 2014 and 2013, respectively	649	646
Additional paid-in capital	525,347	524,953
Accumulated deficit	(120,080)	(126,813)
Accumulated other comprehensive loss	(30,330)	(29,818)
TOTAL STOCKHOLDERS’ EQUITY	375,586	368,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,028,045	$1,033,139

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2014	2013
OPERATING ACTIVITIES:
Net earnings from continuing operations	$6,522	$8,501
Net loss from discontinued operations	211	(1)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,979	20,920
Pension and post-retirement	(793)	1,765
Deferred income taxes	3,696	5,005
Amortization of stock-based compensation	570	626
Amortization of DHL promissory note	(1,550)	(1,550)
Net gain on derivative instruments	(299)	(290)
Changes in assets and liabilities:
Accounts receivable	1,650	4,720
Inventory and prepaid supplies	(5,045)	1,263
Accounts payable	(3,627)	(1,866)
Unearned revenue	(1,371)	(1,261)
Accrued expenses, salaries, wages, benefits and other liabilities	209	(494)
Pension and post-retirement assets	(2,463)	(5,610)
Other	(887)	(1,078)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,802	30,650
INVESTING ACTIVITIES:
Capital expenditures	(4,362)	(59,369)
Proceeds from property and equipment	190	158
Investment in nonconsolidated affiliate	(15,000)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(19,172)	(59,211)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(23,374)	(12,858)
Proceeds from borrowings	15,000	60,000
Reimbursement of hanger construction costs	1,147	1,119
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,227)	48,261

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,597)	19,700
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,699	15,442
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,102	$35,142

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$3,616	$2,739
Federal alternative minimum and state income taxes paid	$55	$100
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$1,550	$1,550
Accrued capital expenditures	$225	$5,867
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
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Inter-company balances and transactions have been eliminated. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Investment in Nonconsolidated Affiliate
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 40 aircraft and is Europe’s largest regional cargo aircraft operator. West operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 737 aircraft. In addition, Atlantic Airlines Ltd. is currently adding the Boeing 767 aircraft to its operating capability.
The Company does not exercise control over West. Accordingly, the investment in West is accounted for using the equity method of accounting and is initially recognized at cost. The Company’s share of the West’s income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. The Company’s carrying value of West is reflected in “Other Assets” in the Company’s consolidated balance sheets.

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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.1 million and $0.7 million for the three month periods ending March 31, 2014 and 2013, respectively.
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $27.9 million and $28.3 million at March 31, 2014 and December 31, 2013, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The objective of the update is to change the requirements for reporting discontinued operations in Subtopic 205-20. It is effective in the first quarter of 2015, and the impact to the consolidated financial statements is not expected to be material.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 56% and 53% of the Company's consolidated revenues from continuing operations for the three month periods ended March 31, 2014 and 2013, respectively. The Company’s balance sheets include accounts receivable with DHL of $25.7 million and $24.1 million as of March 31, 2014 and December 31, 2013, respectively.
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
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 16% and 18% of the Company's total revenues from continuing operations for the three month periods ended March 31, 2014 and 2013, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $4.8 million and $4.8 million as of March 31, 2014 and December 31, 2013, respectively.

NOTE C—GOODWILL AND OTHER INTANGIBLES
The Company has one reporting unit that has goodwill, CAM. The carrying amounts of goodwill are as follows (in thousands):

	CAM	Total
Carrying value as of December 31, 2013	$34,395	$34,395
Carrying value as of March 31, 2014	$34,395	$34,395

Table of Contents

The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2013	$1,896	$3,000	$4,896
Amortization	(70)	—	(70)
Carrying value as of March 31, 2014	$1,826	$3,000	$4,826
The customer relationship intangible amortizes over seven more years. The airline certificates have an indefinite life and therefore are not amortized.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2014	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$2,304	$—	$2,324
Total Assets	$20	$2,304	$—	$2,324
Liabilities
Interest rate swap	$—	$(2,217)	$—	$(2,217)
Total Liabilities	$—	$(2,217)	$—	$(2,217)

As of December 31, 2013	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$301	$—	$321
Total Assets	$20	$301	$—	$321
Liabilities
Interest rate swap	$—	$(2,515)	$—	$(2,515)
Total Liabilities	$—	$(2,515)	$—	$(2,515)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $5.5 million more than the carrying value, which was $374.6 million at March 31, 2014. As of December 31, 2013, the fair value of the Company’s debt obligations was approximately $6.3 million more than the carrying value, which was $384.5 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Aircraft and flight equipment	$1,238,297	$1,236,225
Support equipment	51,319	51,179
Vehicles and other equipment	1,787	1,771
Leasehold improvements	1,134	1,154
	1,292,537	1,290,329
Accumulated depreciation	(475,096)	(452,157)
Property and equipment, net	$817,441	$838,172
CAM owned aircraft with a carrying value of $256.6 million and $250.9 million that were under leases to external customers as of March 31, 2014 and December 31, 2013, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $2.5 million and $3.0 million as of March 31, 2014 and December 31, 2013, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Unsubordinated term loan	$127,500	$131,250
Revolving credit facility	188,000	190,500
Aircraft loans	52,891	55,015
Promissory note due to DHL, unsecured	6,200	7,750
Total long term obligations	374,591	384,515
Less: current portion	(23,873)	(23,721)
Total long term obligations, net	$350,718	$360,794
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. On May 6, 2014, the Company executed an amendment to the Senior Credit Agreement (the "Third Credit Amendment"). The Third Credit Amendment extends the maturity of the term loan and revolving credit facility to May 6, 2019, provides for annual, one year extension options, provides for an accordion feature whereby the Company can draw up to an additional $50.0 million subject to the lenders' consent, reduces the EBITDA-based pricing, eases requirements for stock dividends and stock buybacks and reduces the collateral requirements. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under the aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $275.0 million. The Third Credit Amendment does not change the repayment terms of the Senior Credit Agreement. Beginning May 6, 2015, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.

Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.535% and 2.535%, respectively. The Third Credit Amendment reduced the EBITDA-based pricing but did not affect the covenants of the Senior Credit Agreement other than the collateral covenant. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of March 31, 2014, the unused revolving credit facility totaled $76.8 million, net of draws of $188.0 million and outstanding letters of credit of $10.2 million.
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
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. The Senior Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt to EBITDA ratio and a fixed charge coverage ratio. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement. The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $50.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under 2.5 times, after giving effect to the dividend or repurchase. Under the provisions of its promissory note due to DHL, the Company is required to prepay the DHL note in the amount of $0.20 for each dollar of dividend distributed to its stockholders. The same prepayment stipulation applies to stock repurchases.

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases six Boeing 767 aircraft, airport facilities, office space, maintenance facilities and certain equipment under operating leases. In December 2012, the Company entered into agreements with the Clinton County Port Authority ("CCPA") to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company acts as construction agent for the CCPA and began construction of a 100,000 square foot aircraft hangar in 2013. While the current facility houses aircraft as large as the Boeing 767, the new hangar will provide the capability of servicing aircraft as large as a Boeing 747 and a Boeing 777. The hangar is anticipated to cost approximately $15.7 million and is expected to be completed in the second quarter of 2014. The CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The costs incurred to build the hangar are included in "Property and equipment" and the amounts that are reimbursed through the State of Ohio and the CCPA are included in "Other liabilities" on the Company's balance sheet. The Company began to make lease payments for the hangar directly to the trustee for the State of Ohio beginning in 2014.
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
Other
In addition to the foregoing matter, we are also currently a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that the Company's ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.
Employees Under Collective Bargaining Agreements
As of March 31, 2014, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	14.6%
ATI	Air Line Pilots Association	6.9%

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

The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement costs. The assumptions considered most sensitive in actuarially valuing ABX’s pension obligations and determining related expense amounts are discount rates and expected long term investment returns on plan assets. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations. The Company’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2014	2013	2014	2013
Service cost	$—	$—	$60	$69
Interest cost	9,879	8,989	71	66
Expected return on plan assets	(11,528)	(11,498)	—	—
Amortization of prior service cost	—	—	(872)	(1,414)
Amortization of net (gain) loss	(1)	3,074	80	105
Net periodic benefit cost	$(1,650)	$565	$(661)	$(1,174)
During the three month period ended March 31, 2014, the Company contributed $0.7 million to the pension plans. The Company expects to contribute and additional $5.6 million during the remainder of 2014.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2014 have been estimated utilizing a 36.9% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2014 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes until 2016 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

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
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded an unrealized gain on derivatives of $0.3 million and $0.3 million for the three month periods ending March 31, 2014 and 2013, respectively, to reflect the interest rate swaps at market value. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		March 31, 2014		December 31, 2013
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	63,750	(1,765)	65,625	(1,988)
June 30, 2017	1.183%	63,750	(452)	65,625	(527)

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three month periods ended March 31, 2014 and 2013 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of December 31, 2012	(121,602)	4,277	38	(117,287)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,074	104	—	3,178
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,413)	—	(1,413)
Hedging gain (reclassified to interest expense)	—	—	(13)	(13)
Income Tax (Expense) or Benefit	(1,116)	475	5	(636)
Other comprehensive income (loss), net of tax	1,958	(834)	(8)	1,116
Balance as of March 31, 2013	(119,644)	3,443	30	(116,171)

Balance as of December 31, 2013	(31,072)	1,245	9	(29,818)
Amounts reclassified from accumulated other comprehensive income
Actuarial costs (reclassified to salaries, wages and benefits)	(1)	80	—	79
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(872)	—	(872)
Hedging gain (reclassified to interest expense)	—	—	(11)	(11)
Income Tax (Expense) or Benefit	—	288	4	292
Other comprehensive income (loss), net of tax	(1)	(504)	(7)	(512)
Balance as of March 31, 2014	(31,073)	741	2	(30,330)

NOTE L—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with vesting periods of approximately six or twelve months. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Three Month Ended
	March 31, 2014		March 31, 2013
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,477,762	$5.83	1,463,272	$5.97
Granted	467,567	7.52	627,488	5.73
Converted	(68,950)	11.17	(296,400)	4.80
Expired	—	—	—	—
Forfeited	(2,600)	5.79	(2,200)	5.99
Outstanding at end of period	1,873,779	$6.06	1,792,160	$6.08
Vested	517,379	$5.27	533,560	$4.91
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2014 was $7.44, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2014 was $7.83. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 0.8% and a volatility of 48.9% based on volatility over three years using daily stock prices.
For the years ended March 31, 2014 and 2013, the Company recorded expense of $0.6 million and $0.6 million, respectively, for stock incentive awards. At March 31, 2014, there was $5.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2014, none of the awards were convertible, 517,379 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 2,213,679 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2016.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending March 31,
	2014	2013
Earnings (loss) from continuing operations	$6,522	$8,501
Weighted-average shares outstanding for basic earnings per share	64,148	63,810
Common equivalent shares:
Effect of stock-based compensation awards	993	714
Weighted-average shares outstanding assuming dilution	65,141	64,524
Basic earnings (loss) per share from continuing operations	$0.10	$0.13
Diluted earnings (loss) per share from continuing operations	$0.10	$0.13
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none and none at March 31, 2014 and 2013, respectively.

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

	Three Months Ending March 31,
	2014	2013
Total revenues:
CAM	$40,635	$38,969
ACMI Services	108,596	113,051
All other	26,808	26,254
Eliminate inter-segment revenues	(32,446)	(34,995)
Total	$143,593	$143,279
Customer revenues:
CAM	$18,413	$18,336
ACMI Services	108,596	111,315
All other	16,584	13,628
Total	$143,593	$143,279
Depreciation and amortization expense:
CAM	$18,345	$14,516
ACMI Services	6,835	6,138
All other	(201)	266
Total	$24,979	$20,920
Segment earnings (loss):
CAM	$14,440	$16,873
ACMI Services	(7,046)	(5,404)
All other	3,017	2,181
Net unallocated interest expense	(379)	(348)
Net gain (loss) on derivative instruments	299	290
Pre-tax earnings from continuing operations	$10,331	$13,592

The Company's assets are presented below by segment (in thousands):

	March 31,	December 31,
	2014	2013
Assets:
CAM	$792,220	$808,987
ACMI Services	146,065	141,664
Discontinued operations	623	294
All other	89,137	82,194
Total	$1,028,045	$1,033,139
Interest expense of $0.1 million and $0.2 million for the three month periods ending March 31, 2014 and 2013, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $3.3 million and $2.6 million for the three month periods ending March 31, 2014 and 2013, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc. and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

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
At March 31, 2014, the Company owned 51 cargo aircraft in service condition and leased six more under operating leases. The combined fleets consisted of forty Boeing 767-200 aircraft, nine Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 56% of the Company's consolidated revenues for the first three months of 2014 compared with 53% of the Company's consolidated revenues in the corresponding period in 2013. The Company has had long term contracts with DHL since August 2003. On March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. ATI provides four Boeing 757 aircraft to DHL's U.S. network. Additionally ABX provides seven other Boeing 767 aircraft primarily to DHL's U.S network under contracts and arrangements having durations of one year or less. During 2013, ATI provided three Boeing 767 aircraft to DHL's Middle East operations, however, these agreements were terminated during the first quarter of 2014.
The U.S. Military comprised 16% and 18% of the Company's consolidated revenues during the three month periods ended March 31, 2014 and 2013, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. During 2013, ATI retired its four DC-8 combi aircraft and replaced them with three Boeing 757 combi aircraft operating for the U.S. Military. Our fourth and final Boeing 757 combi aircraft entered service in the first quarter of 2014 after completing the necessary regulatory certification.
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

RESULTS OF OPERATIONS
Summary
The consolidated net earnings from continuing operations were $6.5 million and $8.5 million for the first quarter of 2014 and 2013, respectively. The pre-tax earnings from continuing operations were $10.3 million and $13.6 million for the first quarter of 2014 and 2013, respectively. The decrease in earnings from continuing operations for the first quarter 2014 as compared to 2013 was due to lower airline services revenues and additional depreciation expense. Although customer revenues from continuing operations increased by $0.3 million to $143.6 million during the first quarter of 2014 compared to 2013, revenues (excluding directly reimbursed revenues) decreased 2%, or by $2.6 million during the first quarter of 2014 compared with 2013, reflecting fewer block hours flown for customers. Revenues were negatively impacted by the discontinuation of ACMI services to DHL's Middle East operation during the first quarter of 2014. Total operating expenses increased primarily due to higher depreciation expense, partially offset by lower fuel expenses and other variable airline operating expenses. Depreciation expense increased as a result of adding seven aircraft to the Company's fleet since March 31, 2013.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending March 31
	2014	2013
Revenues from Continuing Operations:
CAM	$40,635	$38,969
ACMI Services
Airline services	87,507	94,892
Reimbursable	21,089	18,159
Total ACMI Services	108,596	113,051
Other Activities	26,808	26,254
Total Revenues	176,039	178,274
Eliminate internal revenues	(32,446)	(34,995)
Customer Revenues	$143,593	$143,279

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$14,440	$16,873
ACMI Services	(7,046)	(5,404)
Other Activities	3,017	2,181
Net unallocated interest expense	(379)	(348)
Net gain (loss) on derivative instruments	299	290
Pre-Tax Earnings from Continuing Operations	10,331	13,592
Less Net (gain) loss on derivative instruments	(299)	(290)
Adjusted Pre-Tax Earnings	$10,032	$13,302
Reimbursable revenues include certain operating costs that are reimbursed to the airlines by their customers. Such costs include fuel expense, landing fees and certain aircraft maintenance expenses. The types of costs that are reimbursed varies by customer operating agreement.
Adjusted pre-tax earnings, a non-GAAP measure, is pre-tax earnings excluding interest rate derivative gains. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
CAM
Through the CAM subsidiary, we offer aircraft leasing to external customers and also lease aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.

As of March 31, 2014, CAM had 51 freighter aircraft in service condition, 30 of them leased internally to the Company's airlines. CAM's revenues grew $1.7 million during the first quarter of 2014 compared to 2013, as a result of additional internal aircraft leases. CAM's revenues from the Company's airlines totaled $22.2 million during the first quarter of 2014, compared to $20.6 million for 2013. Since March 31, 2013, CAM has placed two Boeing 767-300 freighter aircraft, one Boeing 757-200 freighter aircraft and four Boeing 757 combi aircraft under leases with internal airlines. CAM leased 20 freighter aircraft to external customers as of March 31, 2014 and 2013. Revenues from external customers were flat for the first quarter of 2014 compared to 2013.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $14.4 million and $16.9 million during the first quarter of 2014 and 2013, respectively. Reduced earnings reflect additional internal lease revenues offset by higher depreciation expense of $3.8 million for additional Boeing 767 and Boeing 757 aircraft and higher allocated interest expense compared to 2013.
During the first quarter of 2014, CAM's fourth and final Boeing 757 combi aircraft completed its airworthiness certification and began operations for ATI in service to the U.S Military. Also, CAM completed the modification of a Boeing 767-300, which was not under lease, in the first quarter of 2014. In May 2014, CAM executed agreements to lease two Boeing 767-200 aircraft, currently leased to ATSG airlines, to a Canadian airline for a term of up to three years. Additionally, in May 2014, CAM executed agreements to lease two Boeing 767-300 aircraft to a Florida based airline under six year terms. Both airlines are existing customers of CAM. The first of these four aircraft leases is expected to begin in June of 2014 with the remaining three by the end of the third quarter of 2014. One customer is expected to return a Boeing 767-200 currently leased from CAM when the Boeing 767-300 aircraft are deployed.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, such as landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of March 31, 2014, ACMI Services included 49 in-service aircraft, including 30 leased internally from CAM, six leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
Revenues from ACMI Services were $108.6 million and $113.1 million during first quarter of 2014 and 2013, respectively. ACMI Services incurred pre-tax losses of $7.0 million and $5.4 million for first quarter of 2014 and 2013, respectively. Larger pre-tax losses in 2014 compared to 2013 were primarily a result of lower revenues. Revenues from ACMI Services declined $4.5 million during 2014 compared with 2013. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined $7.4 million, while block hours declined 3%. Lower revenues were primarily due to the discontinuation of services for DHL's Middle East operations in February 2014. Excluding our services for DHL's Middle East operations, block hours increased 5% compared to the first quarter of 2013, driven by additional hours for DHL's U.S. and South American network. Block hours flown for the U.S. Military for the first quarter of 2014 were down 5% compared to the first quarter of 2013 due to less expansion flying for Boeing 767 freighters.
Airline revenues declined relatively more than block hours declined compared to the first quarter of 2013, reflecting the redeployment of aircraft recently returned from the Middle East into competitive markets with high levels of airlift capacity. Also, since March of 2013, we have deployed additional Boeing 767 aircraft into the DHL CMI agreement, which contains elements of fixed revenue charges.
Operating expense for ACMI Services declined $4.0 million during the first quarter of 2014 compared to the corresponding period of 2013. Lower expense for employee wages and benefits, travel, aircraft landing fees and fuel were partially, offset by higher expenses for aircraft depreciation and maintenance. Employee wages and benefits expense declined due to a 10% reduction in the number of airline personnel since March 31, 2013 and lower pension expense. Lower fuel expense reflects the replacement of DC-8 combi aircraft with Boeing 757 combi aircraft for service with the U.S. Military since May of 2013. Operating expenses for landings and travel declined primarily due to the discontinuation of service for DHL in the Middle East. Higher aircraft maintenance expenses reflect one additional airframe heavy check compared to the first quarter of 2013.

In March 2014, DHL notified us that it plans to terminate the services of one of the Company's Boeing 767 aircraft that ABX operates for DHL in the U.S. under a short term contract. We understand that DHL will replace the Boeing 767 aircraft operated by ABX in a lower volume cargo market with a smaller Boeing 737 aircraft operated by another airline beginning in the second quarter of 2014. Additionally, the ACMI Services segment has five aircraft that are underutilized. We expect to convert some of these aircraft into aircraft leases between CAM and its customers, as described above. We may further reallocate aircraft from ACMI Services to external lease customers after considering a number of factors including the duration of the customer commitment, the underlying credit quality of the customer and market pricing for each opportunity. Achieving profitability in the ACMI Services segment in the future will depend on new revenue opportunities for airline services, the corresponding costs of flight operations and number of aircraft we operate, as well as other factors. We expect continued improvement in the results of ACMI Services over the course of the year but do not expect this segment to return to quarterly profitability during 2014.
Other Activities
The Company sells aircraft parts and provides aircraft maintenance and modification services primarily through its aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"). The Company also provides services to the U.S. Postal Service (“USPS”), which mainly consists of sorting services at five USPS facilities. The Company also leases and maintains ground support equipment and provides facility maintenance services. Other activities also include the management of workers' compensation claims under an agreement with DHL, and gains from the reduction in employee post-retirement obligations.
External customer revenues from all other activities were $16.6 million and $13.6 million for the three month periods ending March 31, 2014 and 2013, respectively, increasing 22% during the first quarter compared to a year ago. Our revenue from AMES aircraft maintenance, USPS sort operations and facility maintenance each increased compared to the first quarter of 2013. Pre-tax earnings from other activities were impacted by additional headcount levels and higher employee benefit costs in 2014 compared to the first quarter of 2013. The pre-tax earnings from other activities were $3.0 million and $2.2 million for the three month periods ending March 31, 2014 and 2013, respectively.
In 2013, the Company, as construction agent for the Clinton County Port Authority ("CCPA") in Wilmington, Ohio, began construction of a 100,000 square foot aircraft hangar facility adjacent to the existing aircraft maintenance facility currently utilized by AMES. While the current facility houses aircraft as large as the Boeing 767, the new facility will provide AMES the capability of servicing aircraft as large as a Boeing 747-400 and the Boeing 777. The hangar is anticipated to cost approximately $15.7 million and is expected to be completed in the second quarter of 2014. The Company leases the facility from the CCPA and began to make related rent payments beginning in 2014. We could incur incremental costs associated with the new hangar, including the costs of aircraft maintenance personnel before the hangar is completed. Further, we will need to grow aircraft maintenance revenues utilizing the expanded hangar capabilities by expanding business with current customers and contracting with new customers. Our future operating results could be adversely impacted if anticipated revenues do not coincide with our costs of operating the new facility.
Discontinued Operations
Pre-tax gains related to the former sorting operations were $0.3 million for the first quarter of 2014 compared to pre-tax losses of less than $0.1 million for the corresponding period of 2013. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub services agreement with DHL.

Fleet Summary 2014
The Company’s cargo aircraft fleet is summarized below as of March 31, 2014 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	16	20	36
Boeing 767-300	6	—	6
Boeing 757-200	4	—	4
Boeing 757-200 Combi	4	—	4
Total	30	20	50
Carrying value			$725,090
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	2	—	2
Total	6	—	6
Carrying value			$1,035
Other aircraft
Boeing 767-300 available for lease	—	1	1
As of March 31, 2014, ACMI Services leased 30 of its in-service aircraft internally from CAM. As of March 31, 2014, 13 of CAM's 20 Boeing 767-200 aircraft shown above were leased to DHL and operated by ABX. CAM leased the other seven Boeing 767-200 aircraft to external airlines.
Aircraft fleet activity during 2014 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft and it is available for lease.
- CAM completed the modification of one Boeing 757 combi aircraft and leased the aircraft internally to ATI, which deployed the aircraft for the U.S. Military.
- CAM began to lease its only Boeing 767-200 passenger aircraft to an external airline.
As of March 31, 2014, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $2.5 million that were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.
Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $0.2 million during the quarter ended March 31, 2014, compared to the corresponding period of 2013. While the number of airline employees declined 10% from March 31, 2013, the total level of headcount was unchanged. We have added staff for our USPS sort operations, facility maintenance operations and AMES, driven by additional revenues in these businesses since March of 2013.
Fuel expense decreased by $2.1 million during the quarter ended March 31, 2014 compared to the corresponding period of 2013. Fuel expense reflects the costs of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL, fuel used to position aircraft for service and for maintenance purposes. The decrease during 2014 compared to 2013 reflects the use of the more fuel efficient Boeing 757 combi aircraft instead of DC-8 combi aircraft and an increased level of reimbursable fuel for customers. The average cost per gallon of fuel increased about 2.5% compared to the first quarter of 2013.
Maintenance, materials and repairs expense increased by $2.7 million during the quarter ended March 31, 2014 compared to the corresponding period of 2013. Maintenance expense increased primarily due to higher engine maintenance expenses, including engine expenses that are directly reimbursed through the CMI agreement with DHL.

Maintenance expense for 2014 also includes one more airframe heavy check compared to the first quarter of 2013. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.
Depreciation and amortization expense increased $4.1 million during the quarter ended March 31, 2014 compared to the corresponding period of 2013. The increase in depreciation expense reflects the removal of the DC-8 combi aircraft from service, offset by incremental depreciation expense for two Boeing 767 aircraft, one Boeing 757 freighter aircraft and four Boeing 757 combi aircraft added to the in-service fleet since March 2013.
Travel expense decreased by $0.2 million during the quarter ended March 31, 2014 compared to the corresponding period of 2013. The decrease reflects the lower level of employee headcount in the airlines and less international travel needed to support fewer international flight operations during 2014.
Rent expense increased by $0.5 million during the quarter ended March 31, 2014 compared to the corresponding period of 2013. Rent expense increased primarily for aircraft simulator facilities for pilot training.
Landing and ramp expense decreased by $1.3 million during the quarter ended March 31, 2014 compared to the corresponding period of 2013. Landing and ramp expense, and our reimbursable revenues, included fees for certain DHL locations prior to March 31, 2013. Since that time, these costs for certain U.S. locations have been managed directly by DHL.
Insurance expense decreased by $0.3 million during the quarter ended March 31, 2014 compared to the corresponding period of 2013, primarily due to the reduction in DC-8 combi aircraft.
Other operating expenses decreased by $0.3 million during the quarter ended March 31, 2014 compared to the corresponding period of 2013. Other operating expenses include professional fees, navigational services, employee training, utilities and the cost of parts sold to customers. Operating expenses also includes the net gains from the sales of spare aircraft engines.
Interest expense increased by $0.7 million during the quarter ended March 31, 2014 compared to the corresponding period of 2013. The higher interest expense was primarily due to lower capitalized interest during the first three months of 2014 compared to 2013 and higher interest rates under the Senior Credit Agreement. Capitalized interest was higher in 2013 while aircraft were undergoing the freighter modification process. Interest rates were 2.54% and 2.46% at March 31 2014 and 2013, respectively.
The Company recorded pre-tax net gains on derivatives of $0.3 million during the quarters ended March 31, 2014 and 2013, reflecting the impact of fluctuating market interest rates.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2014 have been estimated utilizing a 36.9% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2014 will depend on the actual amount of pre-tax book income generated by the Company for the full year. The effective tax rate from continuing operations for the three month period ended March 31, 2013 was 37.5%, based on projections of taxable income and tax deductions at that time.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $21.8 million and $30.7 million for the first three months of 2014 and 2013, respectively. Cash flows generated from operating activities decreased in the first three months of 2014 compared to 2013 primarily due to lower operating profitability, lower payments received from DHL and increased costs of inventory and billable work in process, partially offset by lower payments to vendors. Cash outlays for pension contributions were $0.7 million compared to $2.9 million for the corresponding period of 2013.
Investing cash flows for the first quarter of 2014, included $15.0 million to acquire a 25% interest in West Atlantic AB of Sweden. Cash payments for capital expenditures were $4.4 million and included $0.1 million for the costs of completing the Boeing 757 and Boeing 767 aircraft modifications, $0.6 million for required heavy maintenance, $1.4 million for construction of a new aircraft hangar, and $2.3 million for purchases of aircraft engines and rotables. Capital spending for the first quarter of 2013 was $59.4 million and included $54.3 million for the acquisition and modification of aircraft, $3.6 million for required heavy maintenance, $0.6 million for construction of the new aircraft hangar and $0.9 million for other equipment costs.
Net cash used by financing activities was $7.2 million for the first three months of 2014 compared to $48.3 million of cash provided by financing activities in the corresponding period of 2013. During the first three months of 2014, we drew $15.0 million from the revolving credit facility to fund the investment in West Atlantic AB and capital spending, and we made debt principal payments of $23.4 million. During the first three months of 2013, we drew $60.0 million from the revolving credit facility to fund capital expenditures as described above and we made debt principal payments of $12.9 million. Additionally, $1.6 million of the principal balance of the DHL promissory note was extinguished during the first three months of 2014 and 2013, respectively, pursuant to the CMI agreement with DHL.
Commitments
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
Liquidity
The Company's Senior Credit Agreement is through a consortium of banks and includes an unsubordinated term loan of $127.5 million and a revolving credit facility from which the Company has drawn $188.0 million, net of repayments as of March 31, 2014. On May 6, 2014, the Company executed the third amendment to the Senior Credit Agreement (the "Third Credit Amendment"). The Third Credit Amendment extends the maturity of the term loan and revolving credit facility to May 6, 2019, provides for annual, one year extension options, provides for an accordion feature whereby the Company can draw up to an additional $50 million subject to the lenders' consent, reduces the EBITDA based pricing, eases requirements for stock dividends and stock buybacks and reduces the collateral requirements. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $275 million. The Third Credit Amendment does not change the repayment terms of the Senior Credit Agreement. Beginning May 6, 2015, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.535%.
At March 31, 2014, the Company had $27.1 million of cash balances. The Company had $76.8 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $10.2 million. As specified under the terms of ABX's CMI agreement with DHL, the $6.2 million balance at March 31, 2014 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2014, we were not involved in any material unconsolidated SPE transactions.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2013 except as described below.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). The Company exercises significant influence but does not exercise control over West. Accordingly, the investment in West is accounted for using the equity method of accounting and is initially recognized at cost. The Company’s share of the West’s income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. The Company’s carrying value of West is reflected in “Other Assets” in the Company’s consolidated balance sheets.

For information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note A "SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES" in the accompanying notes to Condensed Consolidated Financial Statements included in Part II, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk for changes in interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with our customers.
No significant changes have occurred to the market risks the Company faces since information about those risks were disclosed in item 7A of the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2014.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Other
In addition to the foregoing matter, we are also currently a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that the Company's ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2014. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 5. OTHER
The Company maintains an omnibus long-term incentive plan entitled the Air Transport Services Group, Inc. Amended and Restated 2005 Long-Term Incentive Plan (the “LTI Plan”), which was adopted and approved by the Company’s stockholders in 2005. The Company's non-employee directors, executives, including the named executive officers, and senior management are eligible to participate in the LTI Plan. The purpose of the LTI Plan is to foster and promote the long-term financial success of the Company, to reward performance and to increase stockholder value by providing participants appropriate incentives and awards, to enable the Company to attract and retain the services of outstanding individuals, to encourage stock ownership in the Company, and to align the interests of management and directors with that of stockholders. The LTI Plan authorizes a wide range of equity awards, including stock options, restricted stock awards, restricted stock units, stock awards, stock appreciation rights and performance-based awards payable in shares or cash and other forms of equity compensation.
Since its adoption, the Board of Directors (the “Board”) of the Company has granted time-based restricted stock unit awards (“RSUs”) to the Company’s non-employee directors on an annual basis under the terms of the LTI Plan. On March 20, 2014, the Company issued to the non-employee directors a revised form of restricted stock unit award agreement under the LTI Plan in conjunction with the grant of RSUs to the non-employee directors for fiscal year 2014, the form of which had previously been approved by the Board upon the recommendation of the Compensation Committee of the Board. The revised form of restricted stock unit award agreement provides that the units will be settled on the first anniversary of the grant date, unless the non-employee director provides the Company with written notice of his or her election to defer the settlement to either a specified date beyond the first anniversary of the date of grant or the date that his or her board service ends. The written notice is required to be provided to the Company on or before December 31st of year immediately preceding the year in which the grant is made. The prior form of restricted stock unit award agreements issued to the non-employee directors provides that the RSUs will be settled when the non-employee director’s board service ends.
The description of the revised form restricted stock unit award agreement is a summary and is qualified by and subject to the full text of the revised form of agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

10.1	Form of Restricted Stock Unit Award Agreement under Air Transport Service Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	May 12, 2014

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 12, 2014	and Principal Accounting Officer)