Form 10-Q
period 2014-06-30
Air Transport Services Group, Inc.
filed 2014-08-05
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of August 5, 2014, 64,939,895 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES	$149,618	$138,904	$293,211	$282,183
OPERATING EXPENSES
Salaries, wages and benefits	40,895	41,964	83,960	85,273
Maintenance, materials and repairs	23,168	25,005	48,047	47,139
Depreciation and amortization	27,142	21,765	52,121	42,685
Fuel	14,014	12,440	26,274	26,801
Rent	6,924	6,791	14,234	13,570
Travel	4,419	4,772	8,992	9,499
Landing and ramp	2,576	1,972	5,314	6,037
Insurance	1,573	1,396	2,778	2,907
Other operating expenses	10,790	8,630	19,538	17,690
	131,501	124,735	261,258	251,601
OPERATING INCOME	18,117	14,169	31,953	30,582
OTHER INCOME (EXPENSE)
Interest income	24	18	43	39
Interest expense	(3,481)	(3,554)	(7,304)	(6,686)
Net gain on derivative instruments	31	452	330	742
	(3,426)	(3,084)	(6,931)	(5,905)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,691	11,085	25,022	24,677
INCOME TAX EXPENSE	(5,393)	(4,170)	(9,202)	(9,261)
EARNINGS FROM CONTINUING OPERATIONS	9,298	6,915	15,820	15,416
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	211	(1)	422	(2)
NET EARNINGS	$9,509	$6,914	$16,242	$15,414

BASIC EARNINGS PER SHARE
Continuing operations	$0.14	$0.11	$0.25	$0.24
Discontinued operations	0.01	—	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.15	$0.11	$0.25	$0.24

DILUTED EARNINGS PER SHARE
Continuing operations	$0.14	$0.11	$0.24	$0.24
Discontinued operations	0.01	—	0.01	—
TOTAL DILUTED EARNINGS PER SHARE	$0.15	$0.11	$0.25	$0.24

WEIGHTED AVERAGE SHARES
Basic	64,285	64,050	64,217	63,931
Diluted	65,207	64,859	65,174	64,692

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET EARNINGS	$9,509	$6,914	$16,242	$15,414
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	—	1,958	(1)	3,916
Defined Benefit Post-Retirement	(504)	(834)	(1,008)	(1,668)
Gains and Losses on Derivatives	(7)	(8)	(14)	(16)

TOTAL COMPREHENSIVE INCOME, net of tax	$8,998	$8,030	$15,219	$17,646

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,763	$31,699
Accounts receivable, net of allowance of $863 in 2014 and $717 in 2013	57,126	52,247
Inventory	9,777	9,050
Prepaid supplies and other	12,810	9,730
Deferred income taxes	13,957	13,957
Aircraft and engines held for sale	1,015	2,995
TOTAL CURRENT ASSETS	118,448	119,678
Property and equipment, net	809,810	838,172
Other assets	38,214	21,143
Pension assets, net of obligations	18,862	14,855
Intangibles	4,755	4,896
Goodwill	34,395	34,395
TOTAL ASSETS	$1,024,484	$1,033,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,971	$34,818
Accrued salaries, wages and benefits	21,061	23,163
Accrued expenses	10,121	9,695
Current portion of debt obligations	24,027	23,721
Unearned revenue	9,487	8,733
TOTAL CURRENT LIABILITIES	98,667	100,130
Long term debt	328,103	360,794
Post-retirement obligations	29,985	30,638
Other liabilities	64,134	62,740
Deferred income taxes	118,335	109,869
TOTAL LIABILITIES	639,224	664,171
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,939,895 and 64,618,305 shares issued and outstanding in 2014 and 2013, respectively	649	646
Additional paid-in capital	526,023	524,953
Accumulated deficit	(110,571)	(126,813)
Accumulated other comprehensive loss	(30,841)	(29,818)
TOTAL STOCKHOLDERS’ EQUITY	385,260	368,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,024,484	$1,033,139

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net earnings from continuing operations	$15,820	$15,416
Net earnings (loss) from discontinued operations	422	(2)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,121	42,685
Pension and post-retirement	(1,585)	3,530
Deferred income taxes	9,047	9,111
Amortization of stock-based compensation	1,286	1,275
Amortization of DHL promissory note	(3,100)	(3,100)
Net gain on derivative instruments	(330)	(742)
Changes in assets and liabilities:
Accounts receivable	(4,619)	4,023
Inventory and prepaid supplies	(3,713)	1,689
Accounts payable	(976)	(2,243)
Unearned revenue	(2,334)	(3,079)
Accrued expenses, salaries, wages, benefits and other liabilities	96	(2,964)
Pension and post-retirement assets	(4,660)	(15,239)
Other	(2,041)	(2,329)
NET CASH PROVIDED BY OPERATING ACTIVITIES	55,434	48,031
INVESTING ACTIVITIES:
Capital expenditures	(23,508)	(72,841)
Proceeds from property and equipment	1,404	1,310
Investment in nonconsolidated affiliate	(15,000)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(37,104)	(71,531)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(44,285)	(32,625)
Proceeds from borrowings	15,000	60,000
Reimbursement of hanger construction costs	3,019	1,615
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(26,266)	28,990

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,936)	5,490
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,699	15,442
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,763	$20,932

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$7,118	$6,417
Federal alternative minimum and state income taxes paid	$565	$666
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$3,100	$3,100
Accrued capital expenditures	$1,184	$9,947
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
The Company provides aircraft and airline operations to its customers, typically under contracts providing for aircraft or a combination of aircraft, crews, maintenance and insurance ("ACMI") services. The Company serves a base of concentrated customers who have a diverse line of international cargo traffic. DHL Network Operations (USA), Inc. and its affiliates, “DHL,” is the Company's largest customer. ATI provides passenger transportation, primarily to the U.S. Military, using "combi" aircraft, which are certified to carry passengers as well as cargo on the main deck.
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
Investment in Nonconsolidated Affiliate
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West") for $15 million. West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 40 aircraft and is Europe’s largest regional cargo aircraft operator. West operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 737 aircraft. In addition, Atlantic Airlines Ltd. is in the process of adding the Boeing 767 aircraft to its operating capability.
The Company has significant influence, but does not exercise control, over West. Accordingly, the investment in West is accounted for using the equity method of accounting and is initially recognized at cost. The Company’s share of West’s income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. The Company’s carrying value of West is reflected in “Other Assets” in the Company’s consolidated balance sheets.

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
Capitalized Interest
Interest costs incurred during construction of facilities and while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.1 million and $0.1 million for the three and six month periods ending June 30, 2014, respectively, compared to $0.3 million and $1.0 million for the corresponding periods of 2013.
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $28.0 million and $28.3 million at June 30, 2014 and December 31, 2013, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on our consolidated financial position, results of operations or cash flows and related disclosures.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 57% and 57% of the Company's consolidated revenues from continuing operations for the three and six month periods ended June 30, 2014, respectively, compared to 56% and 54% for the corresponding periods of 2013. The Company’s balance sheets include accounts receivable with DHL of $32.4 million and $24.1 million as of June 30, 2014 and December 31, 2013, respectively.
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
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 17% and 16% of the Company's total revenues from continuing operations for the three and six month periods ended June 30, 2014, respectively, compared to 16% and 17% for the corresponding periods of 2013. The Company's balance sheets included accounts receivable with the U.S. Military of $6.1 million and $4.8 million as of June 30, 2014 and December 31, 2013, respectively.

Table of Contents

NOTE C—GOODWILL AND OTHER INTANGIBLES
The Company has one reporting unit that has goodwill, CAM. The carrying amounts of goodwill are as follows (in thousands):

	CAM	Total
Carrying value as of December 31, 2013	$34,395	$34,395
Carrying value as of June 30, 2014	$34,395	$34,395
The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2013	$1,896	$3,000	$4,896
Amortization	(141)	—	(141)
Carrying value as of June 30, 2014	$1,755	$3,000	$4,755
The customer relationship intangible amortizes through 2020. The airline certificates have an indefinite life and therefore are not amortized.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2014	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$4,310	$—	$4,330
Total Assets	$20	$4,310	$—	$4,330
Liabilities
Interest rate swap	$—	$(2,185)	$—	$(2,185)
Total Liabilities	$—	$(2,185)	$—	$(2,185)

As of December 31, 2013	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$301	$—	$321
Total Assets	$20	$301	$—	$321
Liabilities
Interest rate swap	$—	$(2,515)	$—	$(2,515)
Total Liabilities	$—	$(2,515)	$—	$(2,515)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $1.0 million less than the carrying value, which was $352.1 million at June 30, 2014. As of December 31, 2013, the fair value of the Company’s debt obligations was approximately $6.3 million more than the carrying value, which was $384.5 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Aircraft and flight equipment	$1,247,913	$1,236,225
Support equipment	49,733	51,179
Vehicles and other equipment	1,759	1,771
Leasehold improvements	1,143	1,154
	1,300,548	1,290,329
Accumulated depreciation	(490,738)	(452,157)
Property and equipment, net	$809,810	$838,172
CAM owned aircraft with a carrying value of $254.0 million and $250.9 million that were under leases to external customers as of June 30, 2014 and December 31, 2013, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $1.0 million and $3.0 million as of June 30, 2014 and December 31, 2013, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Unsubordinated term loan	$123,750	$131,250
Revolving credit facility	173,000	190,500
Aircraft loans	50,730	55,015
Promissory note due to DHL, unsecured	4,650	7,750
Total long term obligations	352,130	384,515
Less: current portion	(24,027)	(23,721)
Total long term obligations, net	$328,103	$360,794
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. On May 6, 2014, the Company executed an amendment to the Senior Credit Agreement (the "Third Credit Amendment"). The Third Credit Amendment extends the maturity of the term loan and revolving credit facility to May 6, 2019, provides for annual, one year extension options, provides for an accordion feature whereby the Company can draw up to an additional $50.0 million subject to the lenders' consent, reduces the EBITDA-based pricing, eases requirements for stock dividends and stock buybacks and reduces the collateral requirements. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under the aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $275.0 million. The Third

Credit Amendment does not change the repayment terms of the Senior Credit Agreement. Beginning May 6, 2015, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.15% and 2.15%, respectively. The Third Credit Amendment reduced the EBITDA-based pricing but did not affect the covenants of the Senior Credit Agreement other than the collateral covenant. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of June 30, 2014, the unused revolving credit facility totaled $91.8 million, net of draws of $173.0 million and outstanding letters of credit of $10.2 million.
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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases six Boeing 767 aircraft, airport facilities, office space, maintenance facilities and certain equipment under operating leases. In December 2012, the Company entered into agreements with the Clinton County Port Authority ("CCPA") to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company acts as construction agent for the CCPA and began construction of the 100,000 square foot aircraft hangar in 2013. Construction was primarily completed by the end of June 2014. While the current facility houses aircraft as large as the Boeing 767, the new hangar provides the capability of servicing aircraft as large as a Boeing 747 and a Boeing 777. The hangar is anticipated to cost approximately $15.7 million and The CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The costs incurred to build the hangar are included in "Property and equipment" and the construction amounts that are reimbursed through the State of Ohio and the CCPA are included in "Other liabilities" on the Company's balance sheet. The Company began to make lease payments for the hangar directly to the trustee for the State of Ohio beginning in 2014.
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
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.5 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX has exhausted its appeals with respect to all four of the administrative penalties.

The ordinance in question is controversial for the reason that it was adopted by the Brussels-Capital Region and is more restrictive than the noise limitations in effect in the Flemish Region, which is where the Brussels Airport is located. Numerous airlines have been levied fines under the ordinance, which is currently the subject of several court cases pending before the Belgian courts, including with respect to demands for payment. The Brussels government has suspended issuing demands for payment of the penalties pending the outcome of the litigation. ABX has yet to receive a demand for payment of the penalties.
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
Employees Under Collective Bargaining Agreements
As of June 30, 2014, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	14.5%
ATI	Air Line Pilots Association	5.9%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$60	$69	$—	$—	$120	$138
Interest cost	9,879	8,989	71	66	19,758	17,978	142	132
Expected return on plan assets	(11,528)	(11,498)	—	—	(23,056)	(22,996)	—	—
Amortization of prior service cost	—	—	(872)	(1,413)	—	—	(1,744)	(2,826)
Amortization of net (gain) loss	—	3,074	80	104	(1)	6,148	160	208
Net periodic benefit cost	$(1,649)	$565	$(661)	$(1,174)	$(3,299)	$1,130	$(1,322)	$(2,348)
During the three and six month periods ended June 30, 2014, the Company contributed $0.3 million and $1.0 million to the pension plans. The Company expects to contribute and additional $5.3 million during the remainder of 2014.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2014 have been estimated utilizing a 36.7% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2014 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
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
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company did not record any unrealized gain on derivatives for the second quarter of 2014 and recorded unrealized gains of $0.3 million for the six month periods ending June 30, 2014 to reflect the interest rate swaps at market value. Comparably, the Company recorded unrealized gains on derivatives of $0.5 million and $0.7 million for the three and six month periods ending June 30, 2013, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30, 2014		December 31, 2013
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	61,875	(1,590)	65,625	(1,988)
June 30, 2017	1.183%	61,875	(595)	65,625	(527)

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of March 31, 2013	(119,644)	3,443	30	(116,171)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,074	104	—	3,178
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,413)	—	(1,413)
Hedging gain (reclassified to interest expense)	—	—	(13)	(13)
Income Tax (Expense) or Benefit	(1,116)	475	5	(636)
Other comprehensive income (loss), net of tax	1,958	(834)	(8)	1,116
Balance as of June 30, 2013	(117,686)	2,609	22	(115,055)

Balance as of December 31, 2012	(121,602)	4,277	38	(117,287)
Amounts reclassified from accumulated other comprehensive income
Actuarial costs (reclassified to salaries, wages and benefits)	6,148	208	—	6,356
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(2,826)	—	(2,826)
Hedging gain (reclassified to interest expense)	—	—	(26)	(26)
Income Tax (Expense) or Benefit	(2,232)	950	10	(1,272)
Other comprehensive income (loss), net of tax	3,916	(1,668)	(16)	2,232
Balance as of June 30, 2013	(117,686)	2,609	22	(115,055)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of March 31, 2014	(31,073)	741	2	(30,330)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	—	80	—	80
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(872)	—	(872)
Hedging gain (reclassified to interest expense)	—	—	(11)	(11)
Income Tax (Expense) or Benefit	—	288	4	292
Other comprehensive income (loss), net of tax	—	(504)	(7)	(511)
Balance as of June 30, 2014	(31,073)	237	(5)	(30,841)

Balance as of December 31, 2013	(31,072)	1,245	9	(29,818)
Amounts reclassified from accumulated other comprehensive income
Actuarial costs (reclassified to salaries, wages and benefits)	(1)	160	—	159
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,744)	—	(1,744)
Hedging gain (reclassified to interest expense)	—	—	(22)	(22)
Income Tax (Expense) or Benefit	—	576	8	584
Other comprehensive income (loss), net of tax	(1)	(1,008)	(14)	(1,023)
Balance as of June 30, 2014	(31,073)	237	(5)	(30,841)

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

	Six Months Ended
	June 30, 2014		June 30, 2013
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,477,762	$5.83	1,463,272	$5.97
Granted	467,567	7.52	627,488	5.73
Converted	(186,179)	7.50	(392,748)	4.87
Expired	(4,300)	7.64	—	—
Forfeited	(17,800)	6.26	(7,200)	6.82
Outstanding at end of period	1,737,050	$6.10	1,690,812	$6.13
Vested	415,550	$5.28	441,812	$4.90
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
For the six month periods ended June 30, 2014 and 2013, the Company recorded expense of $1.3 million and $1.3 million, respectively, for stock incentive awards. At June 30, 2014, there was $4.2 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2014, none of the awards were convertible, 415,550 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 2,071,000 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2016.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2014	2013	2014	2013
Earnings from continuing operations	$9,298	$6,915	$15,820	$15,416
Weighted-average shares outstanding for basic earnings per share	64,285	64,050	64,217	63,931
Common equivalent shares:
Effect of stock-based compensation awards	922	809	957	761
Weighted-average shares outstanding assuming dilution	65,207	64,859	65,174	64,692
Basic earnings per share from continuing operations	$0.14	$0.11	$0.25	$0.24
Diluted earnings per share from continuing operations	$0.14	$0.11	$0.24	$0.24
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 13,000 and 13,000 at June 30, 2014 and 2013, respectively.

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

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2014	2013	2014	2013
Total revenues:
CAM	$40,590	$39,362	$81,225	$78,331
ACMI Services	111,304	106,604	219,900	217,920
All other	36,493	26,951	63,301	53,205
Eliminate inter-segment revenues	(38,769)	(34,013)	(71,215)	(67,273)
Total	$149,618	$138,904	$293,211	$282,183
Customer revenues:
CAM	$17,839	$17,845	$36,253	$36,181
ACMI Services	111,304	106,604	219,900	217,920
All other	20,475	14,455	37,058	28,082
Total	$149,618	$138,904	$293,211	$282,183
Depreciation and amortization expense:
CAM	$20,328	$14,803	$38,673	$29,319
ACMI Services	7,191	6,692	14,026	12,830
All other	(377)	270	(578)	536
Total	$27,142	$21,765	$52,121	$42,685
Segment earnings (loss):
CAM	$10,667	$17,214	$25,107	$34,087
ACMI Services	309	(9,093)	(6,737)	(14,497)
All other	4,108	2,607	7,125	4,788
Net unallocated interest expense	(424)	(95)	(803)	(443)
Net gain on derivative instruments	31	452	330	742
Pre-tax earnings from continuing operations	$14,691	$11,085	$25,022	$24,677

The Company's assets are presented below by segment (in thousands):

	June 30,	December 31,
	2014	2013
Assets:
CAM	$776,655	$808,987
ACMI Services	156,466	141,664
Discontinued operations	952	294
All other	90,411	82,194
Total	$1,024,484	$1,033,139
Interest expense of $0.1 million and $0.2 million for the three and six month periods ending June 30, 2014, respectively, compared to $0.1 million and $0.3 million for the corresponding periods in 2013, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $3.0 million and $6.3 million for the three and six month periods ending June 30, 2014, respectively, compared to $3.3 million and $5.9 million for the corresponding periods of 2013, respectively.

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
At June 30, 2014, the Company owned 51 cargo aircraft in service condition and leased six more under operating leases. The combined fleets consisted of forty Boeing 767-200 aircraft, nine Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 57% of the Company's consolidated revenues for the first six months of 2014 compared with 54% of the Company's consolidated revenues in the corresponding period in 2013. The Company has had long term contracts with DHL since August 2003. On March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. ATI provides four Boeing 757 aircraft to DHL's U.S. network. Additionally, ABX provides six other Boeing 767 aircraft primarily to DHL's U.S network under contracts and arrangements having durations of one year or less. During 2013, ATI provided three Boeing 767 aircraft to DHL's Middle East operations, however, these agreements were terminated during the first quarter of 2014.
The U.S. Military comprised 16% and 17% of the Company's consolidated revenues during the six month periods ended June 30, 2014 and 2013, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. During 2013, ATI retired its four DC-8 combi aircraft and replaced them with three Boeing 757 combi aircraft operating for the U.S. Military. Our fourth and final Boeing 757 combi aircraft entered service in the first quarter of 2014 after completing the necessary regulatory certification.
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

RESULTS OF OPERATIONS
Summary
Customer revenues from continuing operations increased by $10.7 million to $149.6 million and by $11.0 million to $293.2 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. Customer revenues, excluding revenues from directly reimbursed expenses, increased by $4.8 million and $2.1 million during the three and six month periods ended June 30, 2014, respectively, compared with 2013. Increased revenues were led by our aircraft maintenance service operations which completed more heavy maintenance checks for customers' aircraft during 2014 compared to 2013. Revenues for ACMI Services were negatively impacted by the discontinuation of flying services to DHL's Middle East operation during the first quarter of 2014.
The consolidated net earnings from continuing operations were $9.3 million and $15.8 million for the three and six month periods ended June 30, 2014, respectively, compared to $6.9 million and $15.4 million for the corresponding periods of 2013. The pre-tax earnings from continuing operations were $14.7 million and $25.0 million for the three and six month periods ended June 30, 2014, respectively, compared to $11.1 million and $24.7 million for the corresponding periods of 2013. Improved earnings were driven by aircraft maintenance services and ACMI Services which reflects reduced employee expenses, deployment of the more fuel efficient Boeing 757 combi aircraft for the U.S. Military, and fewer heavy maintenance checks compared to 2013. Total operating expenses increased primarily due to the cost of parts sold and CAM's depreciation expense, which increased as a result of adding five aircraft to the fleet since June 30, 2013.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2014	2013	2014	2013
Revenues from Continuing Operations:
CAM	$40,590	$39,362	$81,225	$78,331
ACMI Services
Airline services	88,657	89,920	176,164	183,077
Reimbursable	22,647	16,684	43,736	34,843
Total ACMI Services	111,304	106,604	219,900	217,920
Other Activities	36,493	26,951	63,301	53,205
Total Revenues	188,387	172,917	364,426	349,456
Eliminate internal revenues	(38,769)	(34,013)	(71,215)	(67,273)
Customer Revenues	$149,618	$138,904	$293,211	$282,183

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$10,667	$17,214	$25,107	$34,087
ACMI Services	309	(9,093)	(6,737)	(14,497)
Other Activities	4,108	2,607	7,125	4,788
Net unallocated interest expense	(424)	(95)	(803)	(443)
Net gain on derivative instruments	31	452	330	742
Pre-Tax Earnings from Continuing Operations	14,691	11,085	25,022	24,677
Less Net gain on derivative instruments	(31)	(452)	(330)	(742)
Adjusted Pre-Tax Earnings	$14,660	$10,633	$24,692	$23,935
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
CAM's revenues grew $1.2 million and $2.9 million during the three and six month periods ended June 30, 2014 compared to the corresponding periods of 2013, as a result of additional aircraft leases. CAM's revenues from the Company's airlines totaled $22.8 million and $45.0 million during the three and six month periods ended June 30, 2014, compared to $21.5 million and $42.2 million for the corresponding periods of 2013. Since June 30, 2013, CAM has placed two Boeing 767-300 freighter aircraft and three Boeing 757 combi aircraft under leases with internal airlines. Revenue growth from external customers was flat for the three and six month periods ended June 30, 2014 compared to 2013.
During the second quarter of 2014, CAM received redelivery of a Boeing 767 aircraft from an internal airline and, beginning in June 2014, began an additional long term lease of the aircraft to an external customer. During the first quarter of 2014, CAM's fourth and final Boeing 757 combi aircraft completed its airworthiness certification and began operations for ATI in service to the U.S Military. Also during the first quarter of 2014, CAM completed the modification of a Boeing 767-300, which was not under lease as of June 30, 2014.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $10.7 million and $25.1 million for the three and six month periods ending June 30, 2014, respectively, compared to $17.2 million and $34.1 million for the corresponding periods of 2013. Reduced earnings reflect increased depreciation expense of $5.5 million for the quarter and $9.4 million in the first six months for the five newly modified Boeing 767 and Boeing 757 aircraft that were added to the fleet since June 30, 2013, as described above.
As of June 30, 2014, CAM had 51 freighter aircraft consisting of 26 leased internally to the Company's airlines, 21 leased to external customers, three that were being prepped for additional customer leases expected to begin later in 2014 and another aircraft that is available for lease. In May 2014, CAM executed agreements to lease two Boeing 767-200 aircraft, currently leased to ATSG airlines, to a Canadian airline for a term of up to three years. Additionally, in May 2014, CAM executed agreements to lease two Boeing 767-300 aircraft to a Florida based airline under six year terms. Both airlines are existing customers of CAM. The first of these four aircraft leases began in June of 2014 and the second began in July 2014 with the remaining two scheduled to start by the end of September 2014. One customer may elect to return a Boeing 767-200 currently leased from CAM when the Boeing 767-300 aircraft are deployed. Additionally, CAM is working with a European carrier to add one Boeing 767 aircraft lease later this year.
In July 2014, CAM entered into agreement to purchase two Boeing 767-300 freighters. These aircraft are currently operated by ABX, under operating leases ending in 2015 and 2017, respectively. We expect CAM to complete the purchase in the third quarter of 2014. As part of the transaction, CAM also received an option to purchase another Boeing 767-300 freighter in 2015 and may lease the aircraft until then.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, such as landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of June 30, 2014, ACMI Services included 45 in-service aircraft, including 26 leased internally from CAM, six leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement. During the second quarter of 2014, the Company's airlines returned four Boeing 767 aircraft that were underutilized to CAM and CAM prepared the aircraft for external customer leases.

Revenues from ACMI Services were $111.3 million and $219.9 million for the three and six month periods ending June 30, 2014, respectively, compared to $106.6 million and $217.9 million for the corresponding periods of 2013. ACMI Services generated pre-tax earnings of $0.3 million and pre-tax losses of $6.7 million for the three and six month periods ending June 30, 2014, respectively, compared to pre-tax losses of $9.1 million and $14.5 million for the corresponding periods of 2013. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined $1.3 million and $6.9 million for the three and six month periods ending June 30, 2014, respectively, compared to the corresponding periods of 2013. Block hours declined 6% and 4% for the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. The decline in revenues and block hours were primarily due to the discontinuation of services for DHL's Middle East operations in February 2014. Excluding our services for DHL's Middle East operations, block hours increased 4% for the three and six month periods ending June 30, 2014, compared to the corresponding periods of 2013, driven by additional hours for DHL's U.S. and South American network. Block hours flown for the U.S. Military for the three and six month periods ending June 30, 2014 were up 10% and 2%, respectively, compared to the corresponding periods of 2013. Fewer trips were operated for the military during the second quarter of 2013 as ATI transitioned its fleet to the Boeing 757 combi aircraft from the legacy DC-8 combi aircraft.
Operating expense, excluding reimbursable expenses, for ACMI Services declined $10.7 million and $14.7 million during the three and six month periods ending June 30, 2014, respectively, compared to the corresponding periods of 2013. Lower expense for employee wages and benefits, travel, aircraft landing fees, C-checks and fuel were partially offset by higher expenses for aircraft depreciation and maintenance. Employee wages and benefits expense declined due to a 13% reduction in the number of airline personnel since June 30, 2013 and lower pension expense. Lower fuel expense reflects the replacement of DC-8 combi aircraft with Boeing 757 combi aircraft for service with the U.S. Military since May of 2013. Operating expenses for landings and travel declined primarily due to the discontinuation of service for DHL in the Middle East. Lower aircraft maintenance expenses for 2014 reflect three and two fewer airframe heavy checks compared to the three and six month periods ending June 30, 2013, respectively.
DHL recently terminated the services of two of the Company's Boeing 767 aircraft (one in May and one in July of 2014) which ABX operated under short term contracts in lower volume U.S. markets and replaced them with smaller Boeing 737 aircraft operated by another airline. We understand that DHL may replace one more Boeing 767 aircraft operated by ABX in a lower volume cargo market with a smaller Boeing 737 aircraft in the fourth quarter of 2014. Additionally, the ACMI Services segment currently has two aircraft that are underutilized at this time. We expect to continue the recent operational improvements in ACMI Services and we expect this segment to generate a pre-tax profit for the second half of 2014. Maintaining profitability in the ACMI Services segment will depend on new revenue opportunities for airline services, the corresponding costs of flight operations and number of aircraft we operate, as well as other factors. Our airlines may return lower utilized aircraft to CAM for lease to external customers after considering a number of factors including the duration of the customer commitment, the underlying credit quality of the customer and market pricing for each opportunity.
Management and DHL have begun to discuss modifications to the operating agreement for DHL's U.S domestic network and the extension of services for DHL beyond March 30, 2015 when the CMI agreement becomes renewable. The CMI agreement could be renewed in a similar form or a new arrangement may be reached. We have no assurances that ABX will retain the same level of operations that it currently provides to DHL or that we will be able to achieve the current level of financial results.
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

External customer revenues from all other activities were $20.5 million and $37.1 million for the three and six month periods ending June 30, 2014, respectively, compared to $14.5 million and $28.1 million for the corresponding periods of 2013. Our revenue from AMES aircraft maintenance, USPS sort operations and facility maintenance each increased compared to the corresponding periods of 2013. The pre-tax earnings from other activities were $4.1 million and $7.1 million for the three and six month periods ending June 30, 2014, respectively, compared to $2.6 million and $4.8 million for the corresponding periods of 2013. Pre-tax earnings from other activities increased due to stronger revenues, particularly driven by AMES, offset by additional expenses for higher headcount levels, cost of parts sold and higher employee benefit costs for these businesses in 2014 compared to 2013. AMES's revenues and earnings often vary among quarters due the maintenance schedule of customers and the maintenance tasks completed during a period.
In 2013, the Company, as construction agent for the Clinton County Port Authority ("CCPA") in Wilmington, Ohio, began construction of a 100,000 square foot aircraft hangar facility adjacent to the existing aircraft maintenance facility currently utilized by AMES. Construction was primarily completed by the end of June 2014. While the current facility houses aircraft as large as the Boeing 767, the new facility provides AMES the capability of servicing aircraft as large as a Boeing 747-400 and the Boeing 777. The Company leases the facility from the CCPA and began to make related rent payments in 2014. We could incur incremental costs associated with the new hangar, including the costs of aircraft maintenance personnel, before the hangar is fully operational. Further, we will need to grow aircraft maintenance revenues utilizing the expanded hangar capabilities by expanding business with current customers and contracting with new customers. Our future operating results could be adversely impacted if anticipated revenues do not coincide with our costs of operating the new facility.
The Company has been providing mail sorting services to the USPS since September 2004. The contracts for three of the facilities we service were last renewed in 2012 and currently expire at the end of September, 2014. We understand that the USPS may be considering other alternatives for the mail volumes currently serviced at these locations. The contracts for some or all of these facilities may not be renewed.
Discontinued Operations
Pre-tax gains related to the former sorting operations were $0.7 million for the first six months of 2014 compared to pre-tax losses of less than $0.1 million for the corresponding period of 2013. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub services agreement with DHL.

Fleet Summary 2014
The Company’s cargo aircraft fleet is summarized below as of June 30, 2014 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	13	21	34
Boeing 767-300	5	—	5
Boeing 757-200	4	—	4
Boeing 757-200 Combi	4	—	4
Total	26	21	47
Carrying value			$665,772
Operating lease
Boeing 767-200	4	—	4
Boeing 767-300	2	—	2
Total	6	—	6
Carrying value			$782
Other aircraft
Boeing 767 available or staging for lease	—	4	4
As of June 30, 2014, ACMI Services leased 26 of its in-service aircraft internally from CAM. As of June 30, 2014, 13 of CAM's 21 Boeing 767-200 aircraft shown above were leased to DHL and operated by ABX. CAM leased the other eight Boeing 767-200 aircraft to external airlines.
Aircraft fleet activity during 2014, through June 30 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft and it is available for lease.
- CAM completed the modification of one Boeing 757 combi aircraft and leased the aircraft internally to ATI, which deployed the aircraft for the U.S. Military.
- CAM began to lease its only Boeing 767-200 passenger aircraft to an external airline.
- ABX returned two Boeing 767-200 freighter aircraft and ATI returned one Boeing 767-200 freighter aircraft and one Boeing 767-300 freighter aircraft to CAM. CAM leased one aircraft to an external customer and was preparing the other three for external customer leases.
As of June 30, 2014, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $1.0 million that were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.
Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $1.1 million and $1.3 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. While the number of airline employees declined 13% from June 30, 2013, the total level of headcount was unchanged. We have added staff for our USPS sort operations, facility maintenance operations and AMES, driven by additional revenues in these businesses since June of 2013.
Maintenance, materials and repairs expense decreased by $1.8 million and increased by $0.9 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. Maintenance expense decreased primarily due to three and two fewer airframe heavy checks performed during the three and six month periods ended June 30, 2014 compared to the corresponding periods of of 2013. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.
Depreciation and amortization expense increased $5.4 million and $9.4 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. The increase in depreciation expense reflects the removal of the DC-8 combi aircraft from service, offset by incremental depreciation expense for two Boeing 767 aircraft and three Boeing 757 combi aircraft added to the in-service fleet since June 2013.
Fuel expense increased by $1.6 million and decreased by $0.5 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. Fuel expense reflects the costs of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL and fuel used to position aircraft for service and for maintenance purposes. The decrease during 2014 compared to 2013 reflects our use of the more fuel efficient Boeing 757 combi aircraft instead of DC-8 combi aircraft and an increased level of reimbursable fuel for customers. The average cost per gallon of fuel decreased about 1.5% and 2.2% for the three and six month periods ending June 30, 2014, respectively, compared to the corresponding periods of 2013.
Rent expense increased by $0.1 million and $0.7 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. Rent expense increased primarily for building rents and aircraft simulator facilities for pilot training.
Travel expense decreased by $0.4 million and $0.5 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. The decrease reflects the lower level of employee headcount in the airlines and less international travel needed to support fewer international flight operations during 2014.
Landing and ramp expense increased by $0.6 million and decreased by $0.7 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Insurance expense increased by $0.2 million and decreased by $0.1 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. While aircraft fleet insurance has declined as the DC-8 aircraft were retired, the cost of employee insurance has risen compared to 2013.
Other operating expenses increased by $2.2 million and $1.8 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. Other operating expenses include professional fees, navigational services, employee training, utilities and the cost of parts sold to customers. Other operating expenses increased compared to the corresponding periods of the previous year primarily due to additional parts sold to aircraft maintenance customers.
Interest expense decreased by $0.1 million and increased by $0.6 million during the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods of 2013. Interest expense decreased during the second quarter of 2014 compared to the second quarter of 2013 due to interest rates decreasing in the second quarter of 2014. Interest rates were 2.15% and 2.58% at June 30, 2014 and 2013, respectively. The higher interest expense for the six month period ended June 30, 2014 was primarily due to lower capitalized interest during the first six months of 2014 compared to 2013 and higher interest rates under the Senior Credit Agreement during the first three months of 2014. Capitalized interest was higher in 2013 while aircraft were undergoing the freighter modification process.
The Company recorded pre-tax net gains on derivatives of less than $0.1 million and $0.3 million during the three and six month periods ended June 30, 2014, respectively, compared to $0.5 million and $0.7 million during the corresponding periods of 2013, reflecting the impact of fluctuating market interest rates.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2014 have been estimated utilizing a 36.7% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2014 will depend on the actual amount of pre-tax book income generated by the Company for the full year. The effective tax rate from continuing operations for the three and six month periods ended June 30, 2013 was 37.6% and 37.5%, respectively, based on projections of taxable income and tax deductions at that time.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $55.4 million and $48.0 million for the first six months of 2014 and 2013, respectively. Cash flows generated from operating activities increased in the first six months of 2014 compared to 2013 primarily due to lower contributions to pension plans and better operating profitability, offset by lower payments received from DHL and increased costs of inventory and billable work in process. Cash outlays for pension contributions were $1.0 million in 2014 compared to $9.7 million for the corresponding period of 2013.
Investing cash flows for the first half of 2014, included $15.0 million to acquire a 25% interest in West Atlantic AB of Sweden. Cash payments for capital expenditures were $23.5 million and included $6.7 million for required heavy maintenance, $5.3 million for construction of a new aircraft hangar, $6.6 million for next generation navigation and communication modifications and $4.9 million for other equipment, including purchases of aircraft engines and rotables. Capital spending for the first six months of 2013 was $72.8 million and included $61.5 million for the acquisition and modification of aircraft, $6.6 million for required heavy maintenance, $1.5 million for construction of the new aircraft hangar and $3.2 million for other equipment costs.
Net cash used by financing activities was $26.3 million for the first six months of 2014 compared to $29.0 million of cash provided by financing activities in the corresponding period of 2013. During the first six months of 2014, we drew $15.0 million from the revolving credit facility to fund the investment in West Atlantic AB and capital spending, and we made debt principal payments of $44.3 million. During the first six months of 2013, we drew $60.0 million from the revolving credit facility to fund capital expenditures as described above and we made debt principal payments of $32.6 million. Additionally, $3.1 million of the principal balance of the DHL promissory note was extinguished during the first six months of 2014 and 2013, respectively, pursuant to the CMI agreement with DHL.
Commitments
In July 2014, CAM entered into agreement to purchase two Boeing 767-300 freighters which are currently operated by ABX, under operating leases ending in 2015 and 2017, respectively. We expect CAM to complete the purchase in the third quarter of 2014. As part of the transaction, CAM also acquired an option to purchase another Boeing 767-300 freighter aircraft in 2015 and may lease it until then.
We estimate that capital expenditures for 2014 will be $95 million for airframe and engine maintenance, hangar construction and other expenditures. Actual capital spending for any future period will be impacted by aircraft maintenance and modification processes and hangar construction. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement.
Liquidity
The Company's Senior Credit Agreement is through a consortium of banks and includes an unsubordinated term loan of $123.8 million and a revolving credit facility from which the Company has drawn $173.0 million, net of repayments as of June 30, 2014. On May 6, 2014, the Company executed the third amendment to the Senior Credit Agreement (the "Third Credit Amendment"). The Third Credit Amendment extends the maturity of the term loan and revolving credit facility to May 6, 2019, provides for annual, one year extension options, provides for an accordion feature whereby the Company can draw up to an additional $50 million subject to the lenders' consent, reduces the EBITDA based pricing, eases requirements for stock dividends and stock buybacks and reduces the collateral requirements. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $275 million. The Third Credit Amendment does not change the repayment terms of the Senior Credit Agreement. Beginning May 6, 2015, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.15%.
At June 30, 2014, the Company had $23.8 million of cash balances. The Company had $91.8 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $10.2 million. As specified under the terms of ABX's CMI agreement with DHL, the $4.7 million balance at June 30, 2014 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2014, we were not involved in any material unconsolidated SPE transactions.
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
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). The Company exercises significant influence but does not exercise control over West. Accordingly, the investment in West is accounted for using the equity method of accounting and is initially recognized at cost. The Company’s share of West’s income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. The Company’s carrying value of West is reflected in “Other Assets” in the Company’s consolidated balance sheets.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Brussels Noise Ordinance

The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.5 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX has exhausted its appeals with respect to all four of the administrative penalties.

The ordinance in question is controversial for the reason that it was adopted by the Brussels-Capital Region and is more restrictive than the noise limitations in effect in the Flemish Region, which is where the Brussels Airport is located. Numerous airlines have been levied fines under the ordinance, which is currently the subject of several court cases pending before the Belgian courts, including with respect to demands for payment. The Brussels government has suspended issuing demands for payment of the penalties pending the outcome of the litigation. ABX has yet to receive a demand for payment of the penalties.

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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2014, and as discussed under the ACMI Services Segment of Results of Operations in Item 2 of Part 1 of this Report. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

10.1	Form of Restricted Stock Unit Award Agreement under Air Transport Service Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (1)

10.2
Third Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated May 6, 2014, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders", and SunTrust Bank, as Administrative Agent, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	August 5, 2014

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 5, 2014	and Principal Accounting Officer)