Form 10-Q
period 2014-09-30
Air Transport Services Group, Inc.
filed 2014-11-05
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of November 5, 2014, 64,939,895 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES	$138,443	$140,877	$431,654	$423,060
OPERATING EXPENSES
Salaries, wages and benefits	39,096	41,498	123,056	126,771
Maintenance, materials and repairs	17,082	24,644	65,129	71,783
Depreciation and amortization	26,307	23,392	78,428	66,077
Fuel	14,059	11,356	40,333	38,157
Rent	6,689	6,958	20,923	20,528
Travel	4,189	4,409	13,181	13,908
Landing and ramp	2,450	2,227	7,764	8,264
Insurance	1,109	1,559	3,887	4,466
Other operating expenses	9,175	8,224	28,713	25,914
	120,156	124,267	381,414	375,868
OPERATING INCOME	18,287	16,610	50,240	47,192
OTHER INCOME (EXPENSE)
Interest income	23	17	66	56
Interest expense	(3,309)	(3,814)	(10,613)	(10,500)
Net gain (loss) on derivative instruments	639	(317)	969	425
	(2,647)	(4,114)	(9,578)	(10,019)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,640	12,496	40,662	37,173
INCOME TAX EXPENSE	(6,045)	(4,697)	(15,247)	(13,958)
EARNINGS FROM CONTINUING OPERATIONS	9,595	7,799	25,415	23,215
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	312	—	734	(2)
NET EARNINGS	$9,907	$7,799	$26,149	$23,213

BASIC EARNINGS PER SHARE
Continuing operations	$0.15	$0.12	$0.40	$0.36
Discontinued operations	—	—	0.01	—
TOTAL BASIC EARNINGS PER SHARE	$0.15	$0.12	$0.41	$0.36

DILUTED EARNINGS PER SHARE
Continuing operations	$0.15	$0.12	$0.39	$0.36
Discontinued operations	—	—	0.01	—
TOTAL DILUTED EARNINGS PER SHARE	$0.15	$0.12	$0.40	$0.36

WEIGHTED AVERAGE SHARES
Basic	64,286	64,052	64,240	63,972
Diluted	65,271	65,036	65,207	64,807

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET EARNINGS	$9,907	$7,799	$26,149	$23,213
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	(1)	1,958	(2)	5,874
Defined Benefit Post-Retirement	(504)	(834)	(1,512)	(2,502)
Gains and Losses on Derivatives	(6)	(7)	(20)	(23)
Foreign Currency Translation	(938)	$—	$(938)	$—

TOTAL COMPREHENSIVE INCOME, net of tax	$8,458	$8,916	$23,677	$26,562

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,442	$31,699
Accounts receivable, net of allowance of $843 in 2014 and $717 in 2013	36,392	52,247
Inventory	11,936	9,050
Prepaid supplies and other	12,023	9,730
Deferred income taxes	13,957	13,957
Aircraft and engines held for sale	923	2,995
TOTAL CURRENT ASSETS	108,673	119,678
Property and equipment, net	850,715	838,172
Other assets	29,288	21,143
Pension assets, net of obligations	20,895	14,855
Intangibles	4,685	4,896
Goodwill	34,395	34,395
TOTAL ASSETS	$1,048,651	$1,033,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,803	$34,818
Accrued salaries, wages and benefits	26,219	23,163
Accrued expenses	9,390	9,695
Current portion of debt obligations	24,184	23,721
Unearned revenue	11,692	8,733
TOTAL CURRENT LIABILITIES	101,288	100,130
Long term debt	347,447	360,794
Post-retirement obligations	24,833	30,638
Other liabilities	56,653	62,740
Deferred income taxes	123,890	109,869
TOTAL LIABILITIES	654,111	664,171
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,939,895 and 64,618,305 shares issued and outstanding in 2014 and 2013, respectively	649	646
Additional paid-in capital	526,845	524,953
Accumulated deficit	(100,664)	(126,813)
Accumulated other comprehensive loss	(32,290)	(29,818)
TOTAL STOCKHOLDERS’ EQUITY	394,540	368,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,048,651	$1,033,139

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net earnings from continuing operations	$25,415	$23,215
Net earnings (loss) from discontinued operations	734	(2)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	78,428	66,077
Pension and post-retirement	(2,376)	5,295
Deferred income taxes	14,998	13,736
Amortization of stock-based compensation	2,108	2,123
Amortization of DHL promissory note	(4,650)	(4,650)
Net gain on derivative instruments	(969)	(425)
Changes in assets and liabilities:
Accounts receivable	15,951	2,183
Inventory and prepaid supplies	(5,150)	(2,516)
Accounts payable	(5,144)	(157)
Unearned revenue	(1,683)	(5,676)
Accrued expenses, salaries, wages, benefits and other liabilities	3,294	1,520
Pension and post-retirement assets	(11,845)	(35,771)
Other	(1,630)	(3,439)
NET CASH PROVIDED BY OPERATING ACTIVITIES	107,481	61,513
INVESTING ACTIVITIES:
Capital expenditures	(90,866)	(96,766)
Proceeds from property and equipment	1,910	1,337
Investment in nonconsolidated affiliate	(15,000)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(103,956)	(95,429)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(53,234)	(47,928)
Proceeds from borrowings	45,000	80,000
Reimbursement of hanger construction costs	6,452	3,266
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,782)	35,338

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,743	1,422
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,699	15,442
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,442	$16,864

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$10,266	$9,976
Federal alternative minimum and state income taxes paid	$565	$1,014
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$4,650	$4,650
Accrued capital expenditures	$461	$1,394
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
The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. The costs for ABX's Boeing 767-200 airframe maintenance, which is the majority of the Company's aircraft fleet, are expensed as they are incurred. The costs of major airframe maintenance for the Company's other aircraft are capitalized and amortized over the useful life of the overhaul. Most of the Company's General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” agreements with an engine maintenance provider. Under the power by the hour agreements, the engines are maintained by the service provider for a fixed fee per flight hour; accordingly, the cost of engine maintenance is generally expensed as flight hours occur. Maintenance for the airlines’ other aircraft engines, including those on the Boeing 767-300 and Boeing 757 aircraft, are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the useful life of the overhaul.
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
Capitalized Interest
Interest costs incurred during construction of facilities and while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was none and $0.1 million for the three and nine month periods ending September 30, 2014, respectively, compared to none and $1.0 million for the corresponding periods of 2013.
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $27.6 million and $28.3 million at September 30, 2014 and December 31, 2013, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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
The Company recognizes the benefit of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax benefit is not recognized if it has a less than a 50% likelihood of being sustained. The Company recognizes accrued interest and penalties related to uncertain tax positions in operating expense.
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

Revenue Recognition
Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through customer agreements, including consumption of aircraft fuel, are generally recognized as the costs are incurred. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Revenues from the sale of aircraft parts and engines are recognized when the parts are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from sorting parcels are recognized in the reporting period in which the services are performed. Revenue is not recognized until collectibility is reasonably assured.

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
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on the Company's consolidated financial position, results of operations or cash flows and related disclosures.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 54% and 56% of the Company's consolidated revenues from continuing operations for the three and nine month periods ended September 30, 2014, respectively, compared to 55% and 55% for the corresponding periods of 2013. The Company’s balance sheets include accounts receivable with DHL of $10.2 million and $24.1 million as of September 30, 2014 and December 31, 2013, respectively.
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
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 17% and 17% of the Company's total revenues from continuing operations for the three and nine month periods ended September 30, 2014, respectively, compared to 17% and 17% for the corresponding periods of 2013. The Company's balance sheets included accounts receivable with the U.S. Military of $4.0 million and $4.8 million as of September 30, 2014 and December 31, 2013, respectively.

NOTE C—GOODWILL AND OTHER INTANGIBLES
The Company has one reporting unit that has goodwill, CAM. The carrying amounts of goodwill are as follows (in thousands):

	CAM	Total
Carrying value as of December 31, 2013	$34,395	$34,395
Carrying value as of September 30, 2014	$34,395	$34,395
The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2013	$1,896	$3,000	$4,896
Amortization	(211)	—	(211)
Carrying value as of September 30, 2014	$1,685	$3,000	$4,685
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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2014	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$13,718	$—	$13,738
Total Assets	$20	$13,718	$—	$13,738
Liabilities
Interest rate swap	$—	$(1,546)	$—	$(1,546)
Total Liabilities	$—	$(1,546)	$—	$(1,546)

As of December 31, 2013	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$301	$—	$321
Total Assets	$20	$301	$—	$321
Liabilities
Interest rate swap	$—	$(2,515)	$—	$(2,515)
Total Liabilities	$—	$(2,515)	$—	$(2,515)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $1.6 million less than the carrying value, which was $371.6 million at September 30, 2014. As of December 31, 2013, the fair value of the Company’s debt obligations was approximately $6.3 million more than the carrying value, which was $384.5 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Aircraft and flight equipment	$1,310,507	$1,236,225
Support equipment	49,480	51,179
Vehicles and other equipment	1,813	1,771
Leasehold improvements	1,143	1,154
	1,362,943	1,290,329
Accumulated depreciation	(512,228)	(452,157)
Property and equipment, net	$850,715	$838,172
CAM owned aircraft with a carrying value of $299.3 million and $250.9 million that were under leases to external customers as of September 30, 2014 and December 31, 2013, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $0.9 million and $3.0 million as of September 30, 2014 and December 31, 2013, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Unsubordinated term loan	$120,000	$131,250
Revolving credit facility	200,000	190,500
Aircraft loans	48,531	55,015
Promissory note due to DHL, unsecured	3,100	7,750
Total long term obligations	371,631	384,515
Less: current portion	(24,184)	(23,721)
Total long term obligations, net	$347,447	$360,794
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
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.16% and 2.16%, respectively. The Third Credit Amendment reduced the EBITDA-based pricing but did not affect the covenants of the Senior Credit Agreement other than the collateral covenant. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of September 30, 2014, the unused revolving credit facility totaled $65.4 million, net of draws of $200.0 million and outstanding letters of credit of $9.6 million.
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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases five Boeing 767 aircraft, airport facilities, office space, maintenance facilities and certain equipment under operating leases. In December 2012, the Company entered into agreements with the Clinton County Port Authority ("CCPA") to construct and lease an aircraft hangar in Wilmington, Ohio, adjacent to the existing aircraft maintenance facility currently leased by the Company. The Company acts as construction agent for the CCPA and began construction of the 100,000 square foot aircraft hangar in 2013. Construction was primarily completed by the end of June 2014. The hangar is anticipated to cost approximately $15.7 million and the CCPA is financing the construction of the hangar primarily through a State of Ohio bond program and a State of Ohio loan on incremental taxes. The costs incurred to build the hangar are included in "Property and equipment" and the construction amounts that are reimbursed through the State of Ohio and the CCPA are included in "Other liabilities" on the Company's balance sheet. The Company began to make lease payments for the hangar directly to the trustee for the State of Ohio beginning in 2014.
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
Employees Under Collective Bargaining Agreements
As of September 30, 2014, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	13.7%
ATI	Air Line Pilots Association	5/28/2014	5.6%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$60	$69	$—	$—	$180	$207
Interest cost	9,879	8,989	71	66	29,637	26,967	213	198
Expected return on plan assets	(11,528)	(11,498)	—	—	(34,584)	(34,494)	—	—
Amortization of prior service cost	—	—	(872)	(1,413)	—	—	(2,616)	(4,239)
Amortization of net (gain) loss	(1)	3,074	80	104	(2)	9,222	240	312
Net periodic benefit cost	$(1,650)	$565	$(661)	$(1,174)	$(4,949)	$1,695	$(1,983)	$(3,522)
During the three and nine month periods ended September 30, 2014, the Company contributed $5.2 million and $6.2 million to the pension plans. The Company does not expect to make additional contributions to the pension plans during the remainder of 2014.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2014 have been estimated utilizing a 37.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2014 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
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
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded unrealized gain on derivatives of $0.6 million and $1.0 million for the three and nine month periods ending September 30, 2014 to reflect the interest rate swaps at market value. Comparably, the Company recorded an unrealized loss on derivatives of $0.3 million and an unrealized gain on derivatives of $0.4 million for the three and nine month periods ending September 30, 2013, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30, 2014		December 31, 2013
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	60,000	(1,260)	65,625	(1,988)
June 30, 2017	1.183%	60,000	(286)	65,625	(527)

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and nine month periods ended September 30, 2014 and 2013 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Total
Balance as of June 30, 2013	(117,686)	2,609	22	(115,055)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,074	104	—	3,178
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,413)	—	(1,413)
Hedging gain (reclassified to interest expense)	—	—	(12)	(12)
Income Tax (Expense) or Benefit	(1,116)	475	5	(636)
Other comprehensive income (loss), net of tax	1,958	(834)	(7)	1,117
Balance as of September 30, 2013	(115,728)	1,775	15	(113,938)

Balance as of December 31, 2012	(121,602)	4,277	38	(117,287)
Amounts reclassified from accumulated other comprehensive income
Actuarial costs (reclassified to salaries, wages and benefits)	9,222	312	—	9,534
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(4,239)	—	(4,239)
Hedging gain (reclassified to interest expense)	—	—	(38)	(38)
Income Tax (Expense) or Benefit	(3,348)	1,425	15	(1,908)
Other comprehensive income (loss), net of tax	5,874	(2,502)	(23)	3,349
Balance as of September 30, 2013	(115,728)	1,775	15	(113,938)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of June 30, 2014	(31,073)	237	(5)	—	(30,841)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(1,042)	(1,042)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	(1)	80	—	—	79
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(872)	—	—	(872)
Hedging gain (reclassified to interest expense)	—	—	(10)	—	(10)
Income Tax (Expense) or Benefit	—	288	4	104	396
Other comprehensive income (loss), net of tax	(1)	(504)	(6)	(938)	(1,449)
Balance as of September 30, 2014	(31,074)	(267)	(11)	(938)	(32,290)

Balance as of December 31, 2013	(31,072)	1,245	9	—	(29,818)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(1,042)	(1,042)
Amounts reclassified from accumulated other comprehensive income
Actuarial costs (reclassified to salaries, wages and benefits)	(2)	240	—	—	238
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(2,616)	—	—	(2,616)
Hedging gain (reclassified to interest expense)	—	—	(32)	—	(32)
Income Tax (Expense) or Benefit	—	864	12	104	980
Other comprehensive income (loss), net of tax	(2)	(1,512)	(20)	(938)	(2,472)
Balance as of September 30, 2014	(31,074)	(267)	(11)	(938)	(32,290)

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

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,477,762	$5.83	1,463,272	$5.97
Granted	467,567	7.52	627,488	5.73
Converted	(186,179)	7.50	(392,748)	4.87
Expired	(4,300)	7.64	—	—
Forfeited	(17,800)	6.26	(7,200)	6.82
Outstanding at end of period	1,737,050	$6.10	1,690,812	$6.13
Vested	415,550	$5.28	441,812	$4.90
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
For the nine month periods ended September 30, 2014 and 2013, the Company recorded expense of $2.1 million and $2.1 million, respectively, for stock incentive awards. At September 30, 2014, there was $3.4 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2014, none of the awards were convertible, 415,550 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 2,071,000 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2016.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2014	2013	2014	2013
Earnings from continuing operations	$9,595	$7,799	$25,415	$23,215
Weighted-average shares outstanding for basic earnings per share	64,286	64,052	64,240	63,972
Common equivalent shares:
Effect of stock-based compensation awards	985	984	967	835
Weighted-average shares outstanding assuming dilution	65,271	65,036	65,207	64,807
Basic earnings per share from continuing operations	$0.15	$0.12	$0.40	$0.36
Diluted earnings per share from continuing operations	$0.15	$0.12	$0.39	$0.36
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none and none at September 30, 2014 and 2013, respectively.

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

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2014	2013	2014	2013
Total revenues:
CAM	$40,226	$40,089	$121,451	$118,420
ACMI Services	102,853	109,429	322,753	327,349
All other	42,055	30,037	105,356	83,242
Eliminate inter-segment revenues	(46,691)	(38,678)	(117,906)	(105,951)
Total	$138,443	$140,877	$431,654	$423,060
Customer revenues:
CAM	$20,227	$17,373	$56,480	$53,553
ACMI Services	102,853	109,429	322,753	327,349
All other	15,363	14,075	52,421	42,158
Total	$138,443	$140,877	$431,654	$423,060
Depreciation and amortization expense:
CAM	$19,740	$16,697	$58,413	$46,016
ACMI Services	6,543	6,821	20,569	19,651
All other	24	(126)	(554)	410
Total	$26,307	$23,392	$78,428	$66,077
Segment earnings (loss):
CAM	$13,574	$15,893	$38,681	$49,980
ACMI Services	(126)	(7,113)	(6,863)	(21,610)
All other	2,010	4,400	9,135	9,188
Net unallocated interest expense	(457)	(367)	(1,260)	(810)
Net gain (loss) on derivative instruments	639	(317)	969	425
Pre-tax earnings from continuing operations	$15,640	$12,496	$40,662	$37,173

The Company's assets are presented below by segment (in thousands):

	September 30,	December 31,
	2014	2013
Assets:
CAM	$809,953	$808,987
ACMI Services	131,694	141,664
Discontinued operations	1,281	294
All other	105,723	82,194
Total	$1,048,651	$1,033,139
Interest expense of $0.1 million and $0.2 million for the three and nine month periods ending September 30, 2014, respectively, compared to $0.1 million and $0.4 million for the corresponding periods in 2013, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $2.8 million and $9.1 million for the three and nine month periods ending September 30, 2014, respectively, compared to $3.3 million and $9.2 million for the corresponding periods of 2013, respectively.

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
At September 30, 2014, the Company owned 53 cargo aircraft in service condition and leased four more under operating leases. The combined freighter fleets consisted of forty Boeing 767-200 aircraft, nine Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 56% of the Company's consolidated revenues for the first nine months of 2014 compared with 55% of the Company's consolidated revenues in the corresponding period in 2013. The Company has had long term contracts with DHL since August 2003. On March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767 freighter aircraft from CAM and contracted with ABX to operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates four DHL-owned Boeing 767 aircraft under the CMI agreement. ABX also provides four other CAM-owned Boeing 767 aircraft to DHL's U.S network under contracts and arrangements having durations of one year or less. In addition, ATI provides four CAM-owned Boeing 757 aircraft to DHL's U.S. network.
The U.S. Military comprised 17% and 17% of the Company's consolidated revenues during the nine month periods ended September 30, 2014 and 2013, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. During 2013, ATI retired its four DC-8 combi aircraft and replaced them with three Boeing 757 combi aircraft operating for the U.S. Military. Our fourth and final Boeing 757 combi aircraft entered service in the first quarter of 2014 after completing the necessary regulatory certification.
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
Update
We recently reached an agreement in principle with DHL, setting a framework for multi-year commercial agreements pursuant to which the Company will continue to lease and operate Boeing 767 freighter aircraft in support of DHL’s U.S. network. Based on the proposed framework, DHL will extend the leases for 13 Boeing 767 freighters and execute new leases for at least two more Boeing 767 freighters that currently support DHL under different short-term arrangements. This framework will slightly reduce monthly lease rates per aircraft while expanding the number of Boeing 767 aircraft that DHL leases from CAM and extending all Boeing 767 aircraft lease terms through March

2019. We will continue to operate and maintain those aircraft through March 2019 under an amendment to the current CMI agreement that would otherwise expire in March 2015. We estimate that the proposed changes to the DHL leases and operating agreement beginning in April 2015 would negatively impact pre-tax earnings by $5 million to $10 million on an annualized basis. The agreement in principle is non-binding and is subject to the negotiation and execution of definitive agreements.

RESULTS OF OPERATIONS
Summary
Customer revenues from continuing operations decreased by $2.4 million to $138.4 million and increased by $8.6 million to $431.7 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. Customer revenues, excluding revenues from directly reimbursed expenses, decreased by $4.8 million and $2.7 million during the three and nine month periods ended September 30, 2014, respectively, compared with 2013. Revenues for ACMI Services were negatively impacted by the discontinuation of flying services to DHL's Middle East operation during the first quarter of 2014 and the reduction of three Boeing 767 aircraft from DHL's U.S. network in mid 2014. Revenue from aircraft maintenance service operations increased due to the completion of more heavy maintenance checks for customers' aircraft during 2014 compared to 2013. Aircraft lease revenue from CAM increased during 2014 compared to 2013 due to additional external aircraft leases since 2013.
The consolidated net earnings from continuing operations were $9.6 million and $25.4 million for the three and nine month periods ended September 30, 2014, respectively, compared to $7.8 million and $23.2 million for the corresponding periods of 2013. The pre-tax earnings from continuing operations were $15.6 million and $40.7 million for the three and nine month periods ended September 30, 2014, respectively, compared to $12.5 million and $37.2 million for the corresponding periods of 2013. Improved earnings were driven by ACMI Services which reflects reduced employee expenses, deployment of the more fuel efficient Boeing 757 combi aircraft for the U.S. Military, lower engine maintenance expenses and fewer heavy maintenance checks compared to 2013.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2014	2013	2014	2013
Revenues from Continuing Operations:
CAM	$40,226	$40,089	$121,451	$118,420
ACMI Services
Airline services	84,172	93,116	260,336	276,193
Reimbursable	18,681	16,313	62,417	51,156
Total ACMI Services	102,853	109,429	322,753	327,349
Other Activities	42,055	30,037	105,356	83,242
Total Revenues	185,134	179,555	549,560	529,011
Eliminate internal revenues	(46,691)	(38,678)	(117,906)	(105,951)
Customer Revenues	$138,443	$140,877	$431,654	$423,060

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$13,574	$15,893	$38,681	$49,980
ACMI Services	(126)	(7,113)	(6,863)	(21,610)
Other Activities	2,010	4,400	9,135	9,188
Net unallocated interest expense	(457)	(367)	(1,260)	(810)
Net gain (loss) on derivative instruments	639	(317)	969	425
Pre-Tax Earnings from Continuing Operations	15,640	12,496	40,662	37,173
Less Net (gain) loss on derivative instruments	(639)	317	(969)	(425)
Adjusted Pre-Tax Earnings	$15,001	$12,813	$39,693	$36,748

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
CAM
Through the CAM subsidiary, we offer aircraft leasing to external customers and also lease aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis. As of September 30, 2014, CAM had 53 freighter aircraft consisting of 28 leased internally to the Company's airlines, 24 leased to external customers and another aircraft that is available for lease.
CAM's revenues were flat during the three month period ended September 30, 2014 and grew $3.0 million for the nine month period ended September 30, 2014 compared to the corresponding periods of 2013, as a result of additional aircraft leases. Revenues from external customers grew by $2.9 million for both the three and nine month periods ended September 30, 2014 compared to 2013 due to four additional external aircraft leases in 2014.
During the third quarter of 2014, CAM received redelivery of three Boeing 767 aircraft from internal airlines and began long term leases of these aircraft with external customers. During the second quarter of 2014, CAM received redelivery of a Boeing 767 aircraft from an internal airline and, beginning in June 2014, began an additional long term lease of the aircraft to an external customer. Since September 30, 2013, CAM has placed one Boeing 767-300 freighter aircraft and one Boeing 757 combi aircraft under leases with internal airlines. CAM's revenues from the Company's airlines totaled $20.0 million and $65.0 million during the three and nine month periods ended September 30, 2014, compared to $22.7 million and $64.9 million for the corresponding periods of 2013.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $13.6 million and $38.7 million for the three and nine month periods ending September 30, 2014, respectively, compared to $15.9 million and $50.0 million for the corresponding periods of 2013. Reduced earnings reflect increased depreciation expense of $3.0 million for the quarter and $12.4 million in the first nine months for the three newly modified Boeing 767 and Boeing 757 aircraft that were added to the fleet since September 30, 2013.
During the first quarter of 2014, CAM's fourth and final Boeing 757 combi aircraft completed its airworthiness certification and began operations for ATI in service to the U.S Military. During the first quarter of 2014, CAM also, completed the modification of a Boeing 767-300, which was not under lease as of September 30, 2014. CAM is working with a European carrier to convert a Boeing 767 aircraft currently operated in Europe by ABX to a dry lease in 2015. In July 2014, CAM entered into an agreement to purchase two Boeing 767-300 freighters. These aircraft were operated by ABX, under operating leases ending in 2015 and 2017, respectively. CAM completed the purchase of the two aircraft in September 2014 and leased the aircraft to ABX. As part of the transaction, CAM also received an option to purchase another Boeing 767-300 freighter in 2015 that is currently being leased by a Company airline.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses, such as landing fees, ramp expenses and certain aircraft maintenance expenses. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of September 30, 2014, ACMI Services included 45 in-service aircraft, including 28 leased internally from CAM, four leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement. Additionally, in October 2014, ACMI Services added one Boeing 767-300 freighter aircraft under a short term lease. During the second and third quarter of 2014, the Company's airlines returned four Boeing 767 aircraft that were underutilized to CAM and CAM prepared the aircraft for external customer leases.

Revenues from ACMI Services were $102.9 million and $322.8 million for the three and nine month periods ending September 30, 2014, respectively, compared to $109.4 million and $327.3 million for the corresponding periods of 2013. ACMI Services generated pre-tax losses of $0.1 million and $6.9 million for the three and nine month periods ending September 30, 2014, respectively, compared to pre-tax losses of $7.1 million and $21.6 million for the corresponding periods of 2013. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined $8.9 million and $15.9 million for the three and nine month periods ending September 30, 2014, respectively, compared to the corresponding periods of 2013. Block hours declined 9% and 6% for the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. The decline in revenues and block hours were primarily due to the discontinuation of services for DHL's Middle East operations in February 2014. Excluding our services for DHL's Middle East operations, block hours remained flat and increased 3% for the three and nine month periods ending September 30, 2014, compared to the corresponding periods of 2013, driven by additional hours for DHL's U.S. and South American network. Block hours flown for the U.S. Military for the three and nine month periods ending September 30, 2014 were up 1% and 2%, respectively, compared to the corresponding periods of 2013. Fewer trips were operated for the military during the first nine months of 2013 as ATI transitioned its fleet to the Boeing 757 combi aircraft from the legacy DC-8 combi aircraft.
Operating expense, excluding reimbursable expenses, for ACMI Services declined $15.9 million and $30.6 million during the three and nine month periods ending September 30, 2014, respectively, compared to the corresponding periods of 2013. Lower expense for employee wages and benefits, travel, aircraft landing fees, aircraft maintenance and fuel were partially offset by higher expenses for aircraft depreciation. Employee wages and benefits expense declined due to a 16% reduction in the number of airline personnel since September 30, 2013 and lower pension expense. Lower fuel expense reflects the replacement of DC-8 combi aircraft with Boeing 757 combi aircraft for service with the U.S. Military since May of 2013. Operating expenses for landings and travel declined primarily due to the discontinuation of service for DHL in the Middle East. Lower aircraft maintenance expenses for 2014 reflect two fewer airframe heavy checks compared to the nine month period ending September 30, 2013.
Beginning in May of 2014, DHL terminated the services of three of the Company's Boeing 767 aircraft which ABX operated under short term contracts in lower volume U.S. markets and replaced them with smaller Boeing 737 aircraft operated by another airline. ABX submitted bids to DHL to retain the operation of four Boeing 767 -200 aircraft that are owned by DHL and currently operated by ABX under the CMI agreement. However, in August 2014, ABX received termination notices for these four aircraft beginning after the 2014 peak season flying operations are complete. We do not expect DHL to replace more Boeing 767 aircraft operated by ABX with additional Boeing 737 aircraft. The ACMI Services segment currently has two aircraft that are underutilized at this time. We expect to continue the recent operational improvements in ACMI Services and we expect this segment to generate a pre-tax profit for the fourth quarter of 2014. Maintaining profitability in the ACMI Services segment will depend on new revenue opportunities for airline services, the corresponding costs of flight operations and the number of aircraft we operate, as well as other factors. Our airlines may return lower utilized aircraft to CAM for lease to external customers after considering a number of factors including the duration of the customer commitment, the underlying credit quality of the customer and market pricing for each opportunity.
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
External customer revenues from all other activities were $15.4 million and $52.4 million for the three and nine month periods ending September 30, 2014, respectively, compared to $14.1 million and $42.2 million for the corresponding periods of 2013. Our revenue from AMES aircraft maintenance, USPS sort operations and facility maintenance each increased compared to the corresponding periods of 2013. The pre-tax earnings from other activities were $2.0 million and $9.1 million for the three and nine month periods ending September 30, 2014, respectively, compared to $4.4 million and $9.2 million for the corresponding periods of 2013. Pre-tax earnings from other activities decreased as stronger revenues, particularly driven by AMES, were offset by additional expenses for higher headcount levels, cost of parts sold and higher employee expenses in 2014 compared to 2013. AMES's revenues and earnings often vary among quarters due the maintenance schedule of customers and the maintenance tasks completed during a period.
In 2014 AMES began to expand into a new 100,000 square foot aircraft hangar facility adjacent to its existing aircraft maintenance facility in Wilmington, Ohio. We are the construction agent for the hangar and lease the facility from the local port authority. We have been incurring incremental costs associated with the new hangar, including the costs of aircraft maintenance personnel, as we seek to grow aircraft maintenance revenues utilizing the expanded hangar capabilities. Our future operating results could be adversely impacted if anticipated revenues do not coincide with our costs of operating the new facility.
The Company has been providing mail sorting services to the USPS since September 2004. The contracts for five facilities we service were last renewed in 2012 and currently expire at the end of March 2015. We understand that the USPS may be considering other alternatives for the mail volumes currently serviced at these locations. The contracts for some or all of these facilities may not be renewed.
Discontinued Operations
Pre-tax gains related to the former sorting operations were $1.2 million for the first nine months of 2014 compared to pre-tax losses of less than $0.1 million for the corresponding period of 2013. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub services agreement with DHL.
Fleet Summary 2014
The Company’s cargo aircraft fleet is summarized below as of September 30, 2014 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	14	22	36
Boeing 767-300	6	2	8
Boeing 757-200	4	—	4
Boeing 757-200 Combi	4	—	4
Total	28	24	52
Carrying value			$745,144
Operating lease
Boeing 767-200	4	—	4
Total	4	—	4
Other aircraft
Owned Boeing 767 available or staging for lease	—	1	1
As of September 30, 2014, ACMI Services leased 28 of its in-service aircraft internally from CAM. As of September 30, 2014, 13 of CAM's 22 Boeing 767-200 aircraft shown above were leased to DHL and operated by ABX. CAM leased the other nine Boeing 767-200 aircraft and two Boeing 767-300 aircraft to external airlines.
Aircraft fleet activity during 2014, through September 30 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft and it is available for lease.
- CAM completed the modification of one Boeing 757 combi aircraft and leased the aircraft internally to ATI, which deployed the aircraft for the U.S. Military.
- CAM began to lease its only Boeing 767-200 passenger aircraft to an external airline.

- ABX returned two Boeing 767-200 freighter aircraft and ATI returned one Boeing 767-200 freighter aircraft and two Boeing 767-300 freighter aircraft to CAM. CAM leased two Boeing 767-200 aircraft and two Boeing 767-300 aircraft to external customers and leased a Boeing 767-200 to ABX for peak season flying.
- Near the end of September 2014, CAM purchased the two Boeing 767-300 freighter aircraft that ABX was leasing from external lessor and began to lease them to ABX.
As of September 30, 2014, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $0.9 million that were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.
Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $2.4 million and $3.7 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. While the number of airline employees declined 16% from September 30, 2013, the total level of headcount declined 2%. We have added staff for facility and aircraft maintenance operations, driven by additional revenues and expanded hangar capabilities in these businesses since September of 2013.
Maintenance, materials and repairs expense decreased by $7.6 million and $6.7 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. Maintenance expense decreased due to fewer block hours flown and fewer airframe heavy checks performed during the three and nine month periods ended September 30, 2014 compared to the corresponding periods of 2013. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks, the scope of the checks that are performed and the number and severity of engine repair events occurring in a reporting period.
Depreciation and amortization expense increased $2.9 million and $12.4 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. The increase in depreciation expense reflects incremental depreciation expense for two Boeing 767 aircraft and one Boeing 757 combi aircraft added to the in-service fleet since September 2013, offset by the removal of the DC-8 combi aircraft from service.
Fuel expense increased by $2.7 million and $2.2 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. Fuel expense reflects the costs of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL and fuel used to position aircraft for service and for maintenance purposes. The increase reflects a higher level of customer reimbursed fuel which increased $4.8 million and $12.1 million, during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. The cost of fuel that is not reimbursed declined primarily due to the operation of more fuel efficient Boeing 757 aircraft which replaced the DC-8 aircraft operated during 2013. Additionally, the average cost per gallon of fuel decreased about 3.7% and 2.7% for the three and nine month periods ending September 30, 2014, respectively, compared to the corresponding periods of 2013.
Rent expense decreased by $0.3 million and increased by $0.4 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. Rent expense for the third quarter of 2013 reflected exit charges for facilities that the Company vacated. Rent expense increased for the year primarily for aircraft simulator facilities for pilot training.
Travel expense decreased by $0.2 million and $0.7 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. The decrease reflects the lower level of employee headcount in the airlines and less international travel needed to support fewer international flight operations during 2014.
Landing and ramp expense increased by $0.2 million and decreased by $0.5 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Insurance expense decreased by $0.5 million and $0.6 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. While aircraft fleet insurance has declined as the DC-8 aircraft were retired, the cost of employee insurance has risen compared to 2013.

Other operating expenses increased by $1.0 million and $2.8 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. Other operating expenses include professional fees, navigational services, employee training, utilities and the cost of parts sold to customers. Other operating expenses increased compared to the corresponding periods of the previous year primarily due to additional parts sold to aircraft maintenance customers.
Interest expense decreased by $0.5 million and increased by $0.1 million during the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods of 2013. Interest expense decreased during the third quarter of 2014 compared to the third quarter of 2013 due to interest rates decreasing in the third quarter of 2014. Interest rates were 2.16% and 2.56% at September 30, 2014 and 2013, respectively. The higher interest expense for the nine month period ended September 30, 2014 was primarily due to lower capitalized interest during the first nine months of 2014 compared to 2013 and higher interest rates under the Senior Credit Agreement during the first three months of 2014. Capitalized interest was higher in 2013 while aircraft were undergoing the freighter modification process.
The Company recorded pre-tax net gains on derivatives of $0.6 million and $1.0 million during the three and nine month periods ended September 30, 2014, respectively, compared to losses of $0.3 million and gains of $0.4 million during the corresponding periods of 2013, reflecting the impact of fluctuating market interest rates.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2014 have been estimated utilizing a 37.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2014 will depend on the actual amount of pre-tax book income generated by the Company for the full year. The effective tax rate from continuing operations for the three and nine month periods ended September 30, 2013 was 37.6% and 37.5%, respectively, based on projections of taxable income and tax deductions at that time.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $107.5 million and $61.5 million for the first nine months of 2014 and 2013, respectively. Cash flows generated from operating activities increased in the first nine months of 2014 compared to 2013 primarily due to lower contributions to pension plans, better operating profitability and increased collections of customer accounts, offset by increased levels of inventory and billable work in process. Cash outlays for pension contributions were $6.2 million in 2014 compared to $27.6 million for the corresponding period of 2013.
Investing cash flows for the first nine months of 2014 included $15.0 million to acquire a 25% interest in West Atlantic AB of Sweden. Cash payments for capital expenditures were $90.9 million and included $57.8 million for the purchase of two Boeing 767-300 aircraft and next generation navigation and communication modifications; $14.8 million for required heavy maintenance; $7.1 million for construction of a new aircraft hangar and $11.2 million for other equipment, including purchases of aircraft engines and rotables. Capital spending for the first nine months of 2013 was $96.8 million and included $73.6 million for the acquisition and modification of aircraft, $12.1 million for required heavy maintenance, $5.1 million for construction of the new aircraft hangar and $6.0 million for other equipment costs.
Net cash used by financing activities was $1.8 million for the first nine months of 2014 compared to $35.3 million of cash provided by financing activities in the corresponding period of 2013. During the first nine months of 2014, we drew $45.0 million from the revolving credit facility to fund the investment in West Atlantic AB and capital spending, and we made debt principal payments of $53.2 million. During the first nine months of 2013, we drew $80.0 million from the revolving credit facility to fund capital expenditures as described above and we made debt principal payments of $47.9 million. Additionally, $4.7 million of the principal balance of the DHL promissory note was extinguished during the first nine months of 2014 and 2013, respectively, pursuant to the CMI agreement with DHL.
We estimate that capital expenditures for 2014 will be approximately $95 million for airframe and engine maintenance, hangar construction and other expenditures. Actual capital spending for any future period will be impacted by aircraft maintenance and modification processes and hangar construction. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement.
Liquidity
The Company's Senior Credit Agreement is through a consortium of banks and includes an unsubordinated term loan of $120.0 million and a revolving credit facility from which the Company has drawn $200.0 million, net of repayments, as of September 30, 2014. On May 6, 2014, the Company executed the third amendment to the Senior Credit Agreement (the "Third Credit Amendment"). The Third Credit Amendment extends the maturity of the term loan and revolving credit facility to May 6, 2019, provides for annual, one year extension options, provides for an accordion feature whereby the Company can draw up to an additional $50 million subject to the lenders' consent, reduces the EBITDA based pricing, eases requirements for stock dividends and stock buybacks and reduces the collateral requirements. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $275 million. The Third Credit Amendment does not change the repayment terms of the Senior Credit Agreement. Beginning May 6, 2015, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.16%.
At September 30, 2014, the Company had $33.4 million of cash balances. The Company had $65.4 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $9.6 million. As specified under the terms of ABX's CMI agreement with DHL, the $3.1 million balance at September 30, 2014 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating and lease agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2014, we were not involved in any material unconsolidated SPE transactions.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2013, except as described below.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2014, and under Item 2 of Part 1 of this Report. Other risks that are currently unknown to us or are currently considered immaterial or unlikely, could also adversely affect the Company.
While, as described under Item 2 of Part 1 of this Report, we anticipate entering into definitive agreements with DHL prior to the end of 2014 that substantially incorporate the terms of a non binding agreement in principle between the parties, there is no assurance that that parties will enter into such definitive agreements or that, if executed, the definitive agreements will substantially reflect the terms outlined in such agreement in principle. The Company's future operating results will be impacted by the definitive agreements with DHL and their impact on the financial results for the Company could differ significantly from current projections.
ABX sponsors defined benefit pension plans for certain eligible employees. ABX recently offered a one-time opportunity to vested, former, non-pilot employees to receive a lump sum payment at the end of 2014 to settle their portion of ABX’s pension benefit obligation. For those participants electing the settlement, cash payments from the pension trust will be made in December of 2014. ABX is targeting a 50% acceptance rate by the eligible former employees, which, if achieved, could result in payouts from the pension trust of approximately $72 million and a pre-tax charge to earnings of $6 million to $10 million during the fourth quarter of 2014 to reclassify actuarial losses from accumulated other comprehensive loss to operating results. During 2014, ABX may also offer lump sum payment options to other employee groups, including certain pilot groups who are in a separate pension plan.

ABX measures pension plan assets and benefit obligations at the end of each year using market interest rates to discount the estimated future benefits payments that have been earned by participants at that point in time. The Company's pension liability at year end, the pension expense for 2015 and funding requirements will be impacted by the aggregate amount of the lump sum payments, discount rates, mortality rates and other assumptions. Based on recent interest rates, targeted settlement payments and other assumptions, the recalculated pension liability, net of plan assets, is expected to increase at year end 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

10.1	Form of Restricted Stock Unit Award Agreement under Air Transport Service Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (1)

10.2
Third Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated May 6, 2014, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders", and SunTrust Bank, as Administrative Agent. (2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	November 5, 2014

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 5, 2014	and Principal Accounting Officer)