Form 10-K
period 2014-12-31
Air Transport Services Group, Inc.
filed 2015-03-09
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $438,608,807. As of March 9, 2015, 64,928,664 shares of the registrant’s common stock, par value $0.01, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 7, 2015 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS
Statements contained in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors” starting on page 10 and in “Results of Operations” starting on page 23.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2014 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
General Development of Business
Air Transport Services Group, Inc. ("ATSG"), is a holding company that, through its subsidiaries, provides aircraft leasing, airline operations, aircraft maintenance and other support services to the air cargo transportation and package delivery industries. We offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers (When the context requires, we may use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.). Our services are summarized below.
Aircraft leasing: ATSG's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”) leases cargo aircraft to ATSG's airlines and to external customers. CAM services global demand for medium range and medium capacity airlift by offering Boeing 767 and 757 aircraft leases. CAM is able to provide competitive lease rates by monitoring the related passenger aircraft sale markets, acquiring passenger aircraft based on projected into-service costs and rate of return targets, then managing the modification of passenger aircraft into freighters. As a result, the converted freighters can be deployed into regional markets more economically than larger capacity aircraft or competing alternatives. CAM's aircraft leases are typically under multi-year agreements.
ACMI services: ATSG wholly owns two airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), each independently certificated by the U.S. Department of Transportation. The Company's airlines contract directly with customers to supply a combination of aircraft, crews, maintenance and insurance services, commonly referred to as ACMI services. ABX operates Boeing 767 freighter aircraft, while ATI operates Boeing 767 and Boeing 757 freighter and 757 "combi" aircraft. Combi aircraft are capable of carrying passengers and cargo containers on the main flight deck. The airlines can conduct cargo operations worldwide.
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

•	ABX provides flight crew training, flight simulator rental and aircraft line maintenance services;

•	Airborne Maintenance and Engineering Services, Inc. (“AMES”) is an aircraft maintenance, repair and overhaul business;

•	AMES Material Services, Inc. ("AMS") resells and brokers aircraft parts;

•	LGSTX Services, Inc. (“LGSTX”) provides material handling and ground equipment maintenance and ground equipment rentals for aircraft support;

•	LGSTX Distribution Services, Inc. ("LDS") operates mail sorting centers for the U.S Postal Service ("USPS");

•	Global Flight Source, Inc. ("GFS") provides aircraft dispatch and flight tracking services.
Airborne Global Solutions, Inc. ("AGS") is our subsidiary that assists our businesses in achieving their sales and marketing plans. AGS leverages the entire portfolio of the Company's subsidiaries' capabilities to develop bundled, turn-key cargo airline solutions that are flexible, customized and built on our experience in global cargo airline operations. AGS provides sales leads to our subsidiaries by identifying customers' business and operational requirements.
ATSG is incorporated in Delaware and its headquarters is in Wilmington, Ohio. ATSG's common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG. ATSG was formed on December 31, 2007, from the reorganization of ABX for the purpose of creating a holding company structure. ABX was incorporated in 1980. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne and became an independent publicly traded company, in conjunction with the acquisition of Airborne by an indirect wholly-owned subsidiary of DHL Worldwide Express, B.V. In 2004, we established LDS to provide mail sorting services to the USPS. The Company acquired CAM, ATI and Capital Cargo International Airlines, Inc. ("CCIA") on December 31, 2007. ATI began operations in 1979 and was an affiliate of BAX Global, Inc. (“BAX/Schenker”) prior to 2006. In 2009, the aircraft maintenance operations of ABX, including a hangar facility in Wilmington, were spun-out into AMES, a wholly-owned subsidiary of the Company. Similarly, in 2010, the material handling and aviation ground support operations of ABX were spun-out into a wholly-owned subsidiary of the Company, now known as LGSTX. During 2013, we merged CCIA into ATI, with ATI as the surviving entity.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden. West Atlantic AB, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 40 aircraft and is Europe’s largest regional cargo aircraft operator. West Atlantic AB operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 737 aircraft. In addition, West Air Sweden AB is adding the Boeing 767 aircraft to its operating capability.
Description of Business
The Company has two reportable segments, “ACMI Services" and "CAM." Due to the similarities among the Company's airline operations, they are aggregated into a single reportable segment - ACMI Services. The Company’s other business operations, including aircraft maintenance and modification services, aircraft part sales, equipment leasing and maintenance and mail handling for the USPS do not constitute reportable segments due to their size. Customer revenues for 2014 are summarized below. Additional financial information about our segments and geographical revenues is presented in Note N to the accompanying consolidated financial statements.

	ACMI Services	Aircraft leasing	Support services

External revenues (in thousands)	$439,919	$77,668	$72,005
Subsidiaries and businesses	ABX, ATI	CAM	ABX, AMES, AMS, GFS, LDS, LGSTX

DHL Network Operations (USA), Inc. and its affiliates (individually and collectively, "DHL"), is the Company's largest customer. Business with DHL totaled 55% of the Company's consolidated revenues in 2014, while the U.S. Military comprised 16% of the Company's consolidated revenues in 2014.
The Company, through ABX, has had long term contracts with DHL since August 15, 2003. Under the current commercial agreements, which began in March of 2010, DHL leases 13 Boeing 767 freighter aircraft from CAM, each for a term of seven years and ABX separately operates those aircraft for DHL in its U.S. network under a five year crew, maintenance and insurance agreement ("CMI agreement") which was set to expire in March 2015. As of December 31, 2014, ABX was also operating seven other Boeing 767 aircraft under short -term arrangements, as well as two DHL owned Boeing 767 aircraft, for DHL's U.S network. Additionally, ATI operates four Boeing 757 aircraft under ACMI agreements in DHL's U.S network.
In January 2015, the Company and DHL entered into an amended and restated CMI agreement ("restated CMI agreement") pursuant to which ABX will continue to operate Boeing 767 aircraft for DHL, and that adds at least two Boeing 767 aircraft leases and extends the existing 13 long term aircraft leases through March of 2019. As a result, effective April 1, 2015, CAM will lease to DHL two more Boeing 767 aircraft that presently support DHL under short-term arrangements, the existing monthly aircraft lease rates will decline approximately 5% and all Boeing 767 aircraft lease terms with DHL will extend through March 2019. Further, the Company will continue to operate and maintain the aircraft through March 2019 under the restated CMI agreement.
CAM
As of December 31, 2014, CAM’s fleet consisted of 53 serviceable Boeing 767 and 757 cargo aircraft. A complete list of the Company's aircraft is included in Item 2, Properties.
CAM leases aircraft to ATSG's airlines and to external customers, including DHL, usually under multi-year contracts with a schedule of fixed monthly payments. Under a typical lease arrangement, the customer maintains the aircraft in serviceable condition at its own cost. At the end of the lease term, the customer is typically required to return the aircraft in approximately the same maintenance condition that existed at the inception of the lease, as measured by airframe and engine time since the last scheduled maintenance event. CAM examines the credit worthiness of potential customers, their short and long term growth prospects, their financial condition and backing, the experience of their management, and the impact of governmental regulation when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease.
Through CAM, we have expanded in recent years the Company's combined fleet of Boeing 767 and 757 aircraft and retired less efficient Boeing 727 and McDonnell Douglas DC-8 freighter aircraft. CAM has managed the modification of aircraft into cargo aircraft as well as purchased previously modified cargo aircraft. Since the beginning of 2012, CAM has deployed six Boeing 767-300 and five Boeing 757 aircraft into its fleet.
ACMI Services
Through the Company's two airline subsidiaries, we provide airline operations to DHL, other airlines, freight forwarders and the U.S. Military. A typical operating agreement requires our airline to supply, at a specific rate per block hour and/or per month, the aircraft, crew, maintenance and insurance ("ACMI") for specified cargo operations. The customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. The airlines also operate charter agreements, including with the U.S. Military, which require the airline to provide full service, including fuel and other operating expenses, in addition to aircraft, crew, maintenance and insurance, for a fixed, all-inclusive price.
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
Our airlines provide airlift to the Air Mobility Command ("AMC") through contracts awarded by the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. ATI contracts with the AMC for the operation of its unique fleet of four Boeing 757 "combi" aircraft, which are capable of simultaneously carrying passengers and cargo containers on the main flight deck. ATI has been operating combi aircraft for the U.S. Military since 1993. During 2013, ATI retired its four DC-8 combi aircraft and replaced the aircraft with the more modern Boeing 757 combi aircraft. The USTC awards flights to U.S. certificated airlines through annual contracts and awarded ATI three international routes for combi aircraft through September of 2015. These routes are not based on or related to conflicts in the Middle East. Additionally, our airlines may operate temporary "expansion" routes for the U.S Military using its Boeing 757 combi and Boeing 767 freighter aircraft.
CCIA and ATI each provided airlift to BAX/Schenker's North American network through ACMI agreements using Boeing 727 and DC-8 aircraft, respectively. However, in 2011, BAX/Schenker announced its decision to phase out its dedicated air cargo network in North America, which was supported by the Company. Instead of a dedicated aircraft network, BAX/Schenker began to utilize DHL and other delivery services for its air transportation delivery requirements. Beginning in January 2012, the Company contracted with DHL to supplement DHL's U.S. air network to service BAX/Schenker's freight volumes on DHL's expanded air network. By the end of 2012, we retired the remaining Boeing 727 and DC-8 freighter aircraft, replacing their capacity with Boeing 767 aircraft. To further streamline our operations, we completed the merger of ATI and CCIA's airline operations in the first quarter of 2013. The combined operation benefits from a standardized fleet, two person flight crew, common pilot type rating and the improved reliability of the Boeing 767 and Boeing 757 aircraft as compared to the Boeing 727 and DC-8 freighter aircraft formerly operated.
Approximately 13% of the Company's consolidated revenues for 2014 were derived from providing airline operations for customers other than DHL and the U.S. Military. These ACMI and charter operations are typically provided to freight forwarders or other airlines and have non-U.S. destinations.

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
AMES operates a Federal Aviation Administration (“FAA”) certificated 145 repair station in Wilmington, Ohio, including hangars, a component shop and engineering capabilities. AMES is AS9100 quality certified for the aerospace industry. AMES markets its capabilities by identifying aviation-related maintenance and modification opportunities and matching them to its capabilities. AMES’ marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and 767 aircraft. The flat panel display modernizes aircraft avionics equipment and reduces maintenance costs by combining multiple display units into a single instrumentation panel. In 2014, the Company completed the construction of a new hangar facility bringing the total hangar square footage to 310,000. While the original facility houses aircraft as large as the Boeing 767, the new hangar provides the capability of servicing airframes as large as the Boeing 747 and the Boeing 777 aircraft. AMES has the capability to perform line maintenance and airframe maintenance on McDonnell Douglas DC-9, MD-80, Boeing 767, 757, 737, 777, 727 and Airbus A320 aircraft. AMES also has the capability to refurbish airframe components, including approximately 60% of the components utilized by Boeing 767 aircraft.
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
Equipment and Facility Maintenance
LGSTX provides contract maintenance services for material handling equipment and aviation ground support equipment throughout the U.S. LGSTX has a large inventory of ground support equipment, such as power units, airstarts, deicers and pushback vehicles that it rents to airports, airlines and other customers. LGSTX is also licensed to resell aircraft fuel.
U.S. Postal Service
Since September 2004, we have provided mail sorting services under contracts with the USPS. Our subsidiary, LDS, manages USPS mail sort centers in Indianapolis, Dallas and Memphis. Under each of these three contracts, we are compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. LDS also provides labor for load transfer services to the USPS at two facilities. The contacts for the five facilities have been extended from their original expiration dates in 2014 and are currently scheduled to expire during 2015. We understand that the USPS is evaluating contract renewals and internal alternatives for these five facilities. The contract for some or all of these facilities may not be renewed. LDS also provides international mail forwarding services through the Miami International Airport and the Los Angeles International Airport.

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
Competitive Conditions
Our airline subsidiaries compete with other cargo airlines to place aircraft under ACMI arrangements and charter contracts. Other cargo airlines include Amerijet International, Inc., Atlas Air Worldwide Holdings, Inc., Kalitta Air LLC, National Air Cargo Group, Inc. and Southern Air, Inc. The primary competitive factors in the air cargo industry are operating costs, fuel efficiency, geographic coverage, aircraft range, aircraft reliability and capacity. The cost of airline operations is significantly impacted by the cost of flight crewmembers, which can vary among airlines depending on their collective bargaining agreements. Cargo airlines also compete for cargo volumes with passenger airlines that have substantial belly cargo capacity. The air cargo industry is capital intensive and highly competitive, especially during periods of excess capacity of aircraft compared to cargo volumes.
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
Airline Operations
Flight Operations and Control
Each of the Company's airline operations are conducted pursuant to authority granted to them by the FAA. Airline flight operations, including aircraft dispatching, flight tracking and crew scheduling are planned and controlled by personnel within each airline. The Company staffs aircraft dispatching and flight tracking 24 hours per day, 7 days per week.
Aircraft Maintenance
Our airlines’ operations are regulated by the FAA for aircraft safety and maintenance. Each airline performs routine inspections and airframe maintenance, including Airworthiness Directive and Service Bulletin compliance on all of their aircraft. The airlines’ maintenance and engineering personnel coordinate routine and non-routine maintenance requirements. Each airline’s maintenance program includes tracking the maintenance status of each aircraft, consulting with manufacturers and suppliers about procedures to correct irregularities and training maintenance personnel on the requirements of its FAA-approved maintenance program. The airlines contract with MROs, including AMES, to perform heavy maintenance on airframes and engines. Each airline owns and maintains an inventory of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The quantity of spare items maintained is based on the fleet size, engine type operated and the reliability history of the item types.
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
Employees
As of December 31, 2014, the Company had approximately 1,810 full-time and part-time employees. The Company employed approximately 320 flight crewmembers, 880 aircraft maintenance technicians and flight support personnel, 320 warehousing, sorting and logistics personnel, 115 employees for airport maintenance and logistics, 20 employees for sales and marketing and 155 employees for administrative functions. On December 31, 2013, the Company had approximately 1,800 full-time and part-time employees. In addition to full time and part time employees, the Company typically has approximately 800 temporary employees mainly serving the USPS operations and aircraft line maintenance operations.
Labor Agreements
The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2014.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	12.0%
ATI	Air Line Pilots Association	5/28/2014	5.9%
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
The FAA mandates initial and recurrent training for most flight, maintenance and engineering personnel. Mechanics and quality control inspectors must also be licensed and qualified to perform maintenance on Company operated and maintained aircraft. Our airline subsidiaries pay for all of the recurrent training required for their flight crewmembers and provide training for their ground service and maintenance personnel. Their training programs have received all required FAA approvals. Similarly, our flight dispatchers and flight followers receive FAA approved training on the airlines' requirements and specific aircraft.
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

Regulation
Our subsidiaries’ airline operations are generally regulated by the DOT, the FAA and the Transportation Security Administration (“TSA”). Those operations must comply with numerous economic, safety, security and environmental laws, ordinances and regulations. In addition, they must also comply with various other federal, state, local and foreign laws and regulations.
Environment
Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or clean-up of hazardous or toxic substances on, under, or in such property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly clean up contaminated property, may adversely affect the ability of the owner of the property to use the property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which a business located thereon may be operated and may impose remediation or compliance costs. Under its former air park sublease with DHL, ABX and DHL are required to defend, indemnify and hold each other harmless from and against certain environmental claims associated with the Air Park in Wilmington, Ohio.
The U.S. Environmental Protection Agency is authorized to regulate aircraft emissions and has historically implemented emissions control standards adopted by the International Civil Aviation Organization ("ICAO"). Our subsidiaries’ aircraft currently meet all known requirements for engine emission levels as applicable by engine design date. Under the Clean Air Act, individual states or the U.S. Environmental Protection Agency may adopt regulations requiring reductions in emissions for one or more localities based on the measured air quality at such localities. These regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. Further, the U.S. Congress has, in the past, considered legislation that would regulate greenhouse gas emissions, and some form of federal climate change legislation is possible in the future.
In addition, the European Commission has approved the extension of the European Union Emissions Trading Scheme ("ETS") for greenhouse gas emissions to the airline industry. Currently, under the European Union’s ETS, all ABX and ATI flights that are wholly within the European Union are covered by the ETS requirements, and each year our airlines are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. If the airlines flight activity during the year produced carbon emissions exceeding the number of carbon emissions allowances that it had been awarded, the airline must acquire allowances from other airlines in the open market. ABX and ATI currently operate intra-EU flights and management believes that such flights are operated in compliance with ETS requirements.
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
By maintaining these certificates, the Company, through its airline subsidiaries, can conduct all-cargo charter operations worldwide subject to the receipt of any necessary foreign government approvals. Prior to issuing such certificates, and periodically thereafter, the DOT examines a company’s managerial competence, financial resources and plans, compliance, disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to undertake.
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
The FAA has the authority to issue regulations, airworthiness directives and other mandatory orders relating to, among other things, the inspection, maintenance and modification of aircraft and the replacement of aircraft structures, components and parts, based on industry safety findings, the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component shown to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Company’s airline subsidiaries to inspect and replace aircraft components based on their age or condition. As a routine matter, the FAA issues airworthiness directives applicable to the aircraft operated by our airline subsidiaries, and our airlines comply, sometimes at considerable cost, as part of their aircraft maintenance program.

In addition to the FAA practice of issuing regulations and airworthiness directives as conditions warrant, the FAA has adopted new regulations to address issues involving aging, but still economically viable, aircraft on a more systematic basis. FAA regulations mandate that aircraft manufacturers establish aircraft limits of validity and service action requirements based on aircraft flight cycles and flight hours before which widespread fatigue damage might occur. Service action requirements include inspections and modifications to preclude development of widespread fatigue damage in specific aircraft structural areas. The Boeing Company has provided its recommendations of the limits of validity to the FAA, and the FAA has now approved the limits for the Boeing 757 and 767 model aircraft. Consequently, after the limit of validity is reached for a particular model aircraft, air carriers will be unable to continue to operate the aircraft without the FAA first granting an extension of time to the operator. There can be no assurance that the FAA would extend the deadline, if one were to be requested. For the oldest aircraft in our fleets, we estimate the limit of validity would not be reached for at least 20 years.
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
International Regulations
When operating in other countries, our airlines are subject to aviation agreements between the U.S. and the respective countries or, in the absence of such an agreement, by principles of reciprocity. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of the agreements affecting our international operations. Commercial arrangements such as ACMI agreements between our airlines and our customers in other countries, may require the approval of foreign governmental authorities. Foreign authorities may limit or restrict the use of our aircraft in certain countries. Also, foreign government authorities often require licensing and business registration before beginning operations.
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
Executive Officers of the Registrant
Information about executive officers of the Company is provided in Item 10. Directors, Executive Officers and Corporate Governance, of this report, and is incorporated in this item by reference.
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
Air cargo transportation volumes are strongly correlated to general economic conditions, including the price of aviation fuel. An economic downturn could reduce the demand for delivery services offered by DHL and other delivery businesses, in particular expedited services shipped via aircraft. Further, during an economic slowdown, customers generally prefer to use ground-based or marine delivery services instead of more expensive air delivery services. Accordingly, an economic downturn could reduce the demand for airlift and cargo aircraft leases. Additionally, if the price of aviation fuel rises significantly, the demand for cargo aircraft and air delivery services may decline. During periods of downward economic trends and rising fuel costs, freight forwarders and integrated delivery businesses are more likely to defer market expansion plans. As a result, we may experience delays in the deployment of available aircraft with customers under lease, ACMI or charter arrangements.

The recent agreement executed with DHL may impact the Company’s operating results and financial condition differently than historical results.
In January 2015, the Company and DHL amended and restated the CMI agreement that would otherwise expire in March 2015. The restated CMI agreement, which will be effective April 1, 2015, contains provisions that will effect future operating results differently than the previous CMI agreement. Under the restated CMI agreement, the cost of Boeing 767 airframe maintenance is included in the pre-defined price for services that ABX charges to DHL. Currently, DHL is directly responsible for the costs of airframe maintenance of leased aircraft. Similarly, ABX may be required, under the restated CMI agreement, to pay certain costs associated with engine maintenance events, currently paid or reimbursed by DHL. Further, under the new agreement, the aircraft rental rates for 13 Boeing 767 aircraft were reduced, effective April 1, 2015, while the term of the respective leases was extended through March of 2019.
Our costs incurred in providing airline services could be more than the contractual revenues generated.
Each airline develops business proposals for ACMI, charter, DHL and other operating contracts by projecting operating costs, crew productivity and maintenance expenses. Projections contain key assumptions, including maintenance costs, flight hours, aircraft reliability, crewmember productivity and crewmember compensation and benefits. We may overestimate revenues, the level of crewmember productivity, and/or underestimate the actual costs of providing services when preparing business proposals. If actual costs are higher than projected or aircraft reliability is less than expected, future operating results may be negatively impacted.
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
Certain of our airline operating agreements contain monthly incentive payments for reaching specific on-time reliability thresholds. Additionally, such airline operating agreements contain monetary penalties for aircraft reliability below certain thresholds. As a result, our operating revenues may vary from period to period depending on the achievement of monthly incentives or the imposition of penalties. Further, an airline could be found in default of an agreement if it does not maintain minimum thresholds over an extended period of time.
If ABX fails to maintain aircraft reliability above a minimum threshold under the restated CMI agreement for two consecutive calendar months or three months in a rolling twelve month period, ABX would be in default of the restated CMI agreement with DHL. In that event, DHL may elect to terminate the restated CMI agreement, unless ABX maintains the minimum reliability threshold during a 60-day cure period. If DHL terminates the CMI agreement due to an ABX event of default, ABX would be subject to a monetary penalty payable to DHL. The monetary penalty starts at $12 million through the first contract year, and amortizes to $3 million during the next two contract years of the restated CMI agreement.
Under provisions of the restated CMI and lease agreements with DHL, DHL can terminate the restated CMI or lease agreements subject to early termination provisions.
DHL may terminate one or more of the aircraft from the restated CMI agreement for convenience at any time during the four year term (through March 31, 2019), subject to providing a 60 day notice period and paying to ABX a termination fee for certain aircraft. DHL may terminate the restated CMI agreement in its entirety after providing 180 days of advance notice after the first six months of the term and paying a significant termination fee which amortizes down during the term.
The lease agreements with DHL contain terms for terminating an aircraft lease for convenience, including a notice period and paying a lump sum amount to CAM. DHL may terminate one or more of the respective 13 aircraft leases for convenience through the original expiration date, upon providing six months' notice and paying to CAM a lump sum amount and, further, may thereafter terminate one or more of such aircraft leases for convenience upon providing four months’ notice and paying to CAM a lump sum amount. Additional Boeing 767 aircraft that DHL is committed to lease from CAM may be terminated upon providing four months' notice and paying to CAM a lump sum amount.
The U.S. Military may not renew our contracts or may reduce the number of routes that we operate.
Our contracts with the U.S. Military are typically for one year and are not required to be renewed. The U.S. Military may terminate the contracts for convenience or in the event we were to fail to satisfy reliability requirements or for other reasons. The number and frequency of routes is sensitive to changes in military priorities and U.S. defense budgets.
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
Our USPS operations may be negatively impacted by U.S. Government regulations and contract expirations.
The contracts for the five facilities we operate for the USPS have been extended from their original expiration dates in 2014 and are currently scheduled to expire during 2015. We understand that the USPS is evaluating contract renewals and internal alternatives for these five facilities. The contracts for some or all of these facilities may not be renewed.
As a result of the Affordable Care Act, some of the Company's employees that perform services in support of the USPS operations may qualify for additional employee benefits which could increase our costs. In such event, the Company may seek contractual amendments with the USPS for additional compensation. However such compensation may not occur, could be delayed or may not be sufficient to cover our incremental costs.
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
If applied to cargo carriers, the new rules would require a pilot to have the opportunity to rest for nine hours before reporting to flight duty and place other restrictions on the number of duty hours in particular time periods. In May 2012, the FAA indicated that it would reconsider its initial decision to exclude cargo pilots from these new requirements. While not currently required for the Company's cargo operations, if such rest requirements and restrictions were imposed on our cargo operations, these rules could have a significant impact on the costs incurred by our airlines. The airlines would attempt to pass such additional costs through to their customers in the form of price increases. Customers, as a result, may seek to reduce their utilization of aircraft in favor of less expensive transportation alternatives.
The concentration of aircraft types and engines in the Company's airlines could adversely affect our operating and financial results.
The combined aircraft fleet is concentrated in two aircraft types. If any of these aircraft types encounter technical difficulties that resulted in significant FAA airworthiness directives or grounding, our ability to lease the aircraft would be adversely impacted, as would our airlines' operations. The market growth in demand for the Boeing 767 and 757 aircraft types and configurations may be less than we anticipate. Customers may develop preferences for the Airbus A300-600 and A330 aircraft or other mid-size aircraft types, instead of the Boeing 767 and 757 aircraft.

The cost of aircraft repairs and unexpected delays in the time required to complete aircraft maintenance could negatively affect our operating results.
Our aircraft provide ACMI services throughout the world, sometimes operating in remote regions. Our aircraft may experience maintenance events in locations that do not have the necessary repair capabilities or are difficult to reach. As a result, we may incur additional expenses and lose billable revenues that we would have otherwise earned. Under the restated CMI agreement with DHL, we are required to provide a spare aircraft while the scheduled maintenance is completed. We are likewise required to provide a spare aircraft under the restated CMI agreement while the Boeing 767 aircraft that DHL leases from CAM are undergoing scheduled maintenance. If delays occur in the completion of aircraft maintenance, we may incur additional expense to provide airlift capacity and forego revenues.
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
Delta TechOps, a division of Delta Airlines, Inc., is the primary engine maintenance provider for the Company's General Electric CF6 engines that power our fleet of Boeing 767-200 aircraft. If Delta TechOps does not complete the refurbishment of our engines within the contractual turn-times or if we must replace Delta TechOps as the maintenance provider for some or all of the Company's CF6 engines, our operations and financial results may be adversely impacted.
The Company's operating results could be negatively impacted by disruptions of its information technology and communication systems.
Our businesses depend heavily on information technology and computerized systems to communicate and operate effectively. The Company's systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, cyberattacks, natural disasters, power failures, telecommunication outages, or other causes. Certain disruptions could prevent our airlines from flying as scheduled, possibly for an extended period of time, which could have a negative impact on our operating results and reliability. We continually monitor the risks of disruption, take preventative measures, develop backup plans and maintain redundancy capabilities. The measures we use may not prevent the causes of disruptions we could experience or help us recover failed systems quickly.
The costs of maintaining preventive maintenance measures may continue to rise. Further, the costs of recovering or replacing a failed system could be very expensive.
The costs of our aircraft maintenance facilities could negatively impact our financial results.
We lease and operate a 310,000 square foot aircraft maintenance facility and a 100,000 square foot component repair shop in Wilmington, Ohio. Accordingly, a large portion of our MRO's operating costs are fixed. As a result, we need to retain existing aircraft maintenance business levels while securing additional customers to maintain a profitable operation. The actual level of revenues may not be sufficient to cover our operating costs.
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

The Company's share buy-back plan may reduce liquidity.
During 2014, the Company's Board of Directors approved a share repurchase plan to buy up to $50 million of ATSG 's common stock. While no shares were purchased during 2014, future purchases, if any, would be funded from the Company's cash balances and could reduce the Company's liquidity.
The Company's existing sources of liquidity may not be sufficient if opportunities to expand the aircraft fleet or make strategic investment in other companies arise.
While we have planned for minimal aircraft acquisitions for 2015, opportunities to grow revenues could arise that require more aircraft, an aircraft type that we do not currently have, or other strategic investments. As of December 31, 2014, the Company's liquidity included $30.6 million of cash balances and $86.0 million available under the revolving credit facility through the Senior Credit Agreement and with the creditors consent, $50 million through an accordion feature of the Senior Credit Agreement. The existing sources of liquidity may not be sufficient to support further fleet expansion or other strategic investments. Raising additional sources of credit could result in an increase in our borrowing costs and additional covenant requirements.
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
Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.17%. Additional debt or lower EBITDA may result in higher interest rates on the variable rate portion of the Company's debt.
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense and funding requirements are sensitive to changes in interest rates used to discount the estimated future benefit payments that have been earned by participants in the plans. The annual pension expense is recalculated at the beginning of each calendar year using market interest rates at that point in time. Future fluctuations in interest rates could result in the recording of additional expense for pension and other post-retirement healthcare plans.
The costs of insurance coverage or changes to our reserves for self-insured claims could affect our operating results and cash flows.
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
All aircraft in the Company’s fleet were manufactured prior to 1995. Manufacturer Service Bulletins and FAA regulations and FAA airworthiness directives issued under its “Aging Aircraft” program cause operators of such aged aircraft to be subject to additional inspections and modifications to address problems of corrosion and structural fatigue at specified times. The FAA may issue airworthiness directives that could require significant inspections and major modifications to such aircraft. The FAA may issue airworthiness directives that could limit the usability of certain aircraft types. In 2012, the FAA issued an airworthiness directive that requires the replacement of the aft pressure bulkhead on Boeing 767-200 aircraft based on a certain number of landing cycles. As a result, we expect that 24 of the Company's Boeing 767-200 aircraft will be affected. The cost of compliance is estimated to be $1.0 million per aircraft over the next ten years.
In addition, FAA regulations require that aircraft manufacturers establish limits on aircraft flight cycles to address issues involving aging, but still economically viable, aircraft, as described in Item 1 of this report, under "Federal Aviation Administration." These regulations may increase our maintenance costs and eventually limit the use of our aircraft.
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
Concern over climate change, including the impact of global warming, has led to significant federal, state and international legislative and regulatory efforts to limit greenhouse gas emissions. The European Commission has mandated the extension of the European Union Emissions Trading Scheme ("ETS") for greenhouse gas emissions to the airline industry. Under the European Union ETS, all ABX and ATI flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. Exceedance of the airlines' emission allowances would require the airlines to purchase additional emission allowances on the open market. The International Civil Aviation Organization (ICAO) is also expected to consider mechanisms for reducing greenhouse gas emissions related to aviation.
The U.S. Congress and certain states have also considered legislation regulating greenhouse gas emissions. In addition, even in the absence of such legislation, the U.S. Environmental Protection Agency could regulate greenhouse gas emissions, especially aircraft engine emissions. The cost to comply with potential new laws and regulations could be substantial for the Company. These costs could include an increase in the cost of the fuel and capital costs associated with updating aircraft. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on the Company’s cost structure or operating results. Further, even without such legislation or regulation, increased awareness and adverse publicity in the global marketplace about greenhouse gas emitted by companies in the airline and transportation industries could harm our reputation and reduce demand for our services.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases portions of the air park in Wilmington, Ohio, under leases agreement with a regional port authority, the terms of which expire in May of 2019 and June 2036 with options to extend. The leases include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space.
As of December 31, 2014, the Company and its subsidiaries' in-service aircraft fleet consisted of 53 owned aircraft and three leased aircraft on an operating basis, for a total of 56 aircraft. The aircraft were all formerly passenger aircraft that have been modified for cargo operations. The aircraft are generally described as being mid-size or having medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 58,000 to 129,000 pounds. These aircraft are well suited for intra-continental flights and medium range inter-continental flights. Because an airline's flight operations can be hindered by inclement weather, sophisticated landing systems and other equipment are utilized to minimize the effect that weather may have on flight operations. For example, ABX’s Boeing 767-200 and 767-300 aircraft are operated for Category III landings. This allows their crews to land under weather conditions with forward runway visibility of only 600 feet at airports with Category III Instrument Landing Systems.

The table below shows the combined fleet of aircraft in service condition.

	In-service Aircraft as of December 31, 2014
Aircraft Type	Total	Owned	Operating Lease	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	38	36	2	1982 - 1987	85,000 - 100,000	1,700 - 5,300
767-300 SF (1)	10	9	1	1988 - 1991	121,000 - 129,000	3,200 - 7,100
757-200 PCF (1)	4	4	—	1984 - 1991	68,000	2,100 - 4,800
757-200 Combi (2)	4	4	—	1989 - 1992	58,000	2,600 - 4,300
Total in-service	56	53	3
____________________

(1)	These aircraft are configured for standard cargo containers, including large standard main deck cargo doors.

(2)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.
In addition, as of December 31, 2014, CAM has one Boeing 767-200 passenger aircraft, not reflected in the table above, under lease to an external airline during 2014.
We believe that our existing facilities and aircraft fleet are appropriate for our current operations and growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.

ITEM 3. LEGAL PROCEEDINGS
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.4 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX has exhausted its appeals with respect to all four of the administrative penalties.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
ATSG's common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. The following table shows the range of high and low prices per share of ATSG common stock for the periods indicated:

2014 Quarter Ended:	Low	High
December 31, 2014	$6.93	$8.90
September 30, 2014	$7.27	$9.21
June 30, 2014	$7.38	$9.57
March 31, 2014	$5.81	$8.12

2013 Quarter Ended:	Low	High
December 31, 2013	$6.64	$8.20
September 30, 2013	$5.95	$7.70
June 30, 2013	$5.23	$6.85
March 31, 2013	$4.08	$6.09
On March 6, 2015, there were 1,629 stockholders of record of the ATSG’s common stock. The closing price of the ATSG’s common stock was $9.33 on March 6, 2015.

Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in the ATSG’s common stock with the cumulative total return of a $100 investment in the NASDAQ Composite Index and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2009 and ending on December 31, 2014.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Air Transport Services Group, Inc.	100.00	299.24	178.79	151.89	306.44	324.24
NASDAQ Composite Index	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Transportation Index	100.00	128.91	111.44	122.10	161.38	229.56

Dividends
We are restricted from paying dividends on ATSG's common stock in excess of $50.0 million during any calendar year under the provisions of the Senior Credit Agreement. Under the provisions of ABX's promissory note due to DHL, the Company is required to prepay the DHL note in the amount of $0.20 for each dollar of dividend distributed to the stockholders of ATSG. The same prepayment stipulation applies to stock repurchases. No cash dividends have been paid or declared. The promissory note due to DHL is expected to fully amortize by March 31, 2015, and as such, the prepayment requirement will not apply thereafter.
Stock Repurchases
On August 5, 2014, we announced that the Board of Directors authorized us to repurchase up to $50 million dollars of ATSG's common shares. No stock repurchases have occurred to date. The Board authorization does not require the repurchase of a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time-to-time on the open market, or in privately negotiated transactions. The timing, price and volume of any such repurchases will be based on market conditions, relevant securities laws and other factors.
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

	As of and for the Years Ended December 31
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
OPERATING RESULTS:
Continuing revenues	$589,592	$580,023	$607,438	$730,133	$667,382
Operating expenses (1) (3)	525,067	566,838	528,750	667,504	585,706
Net interest expense and other non operating charges (2)	12,749	13,544	12,368	21,769	18,359
Earnings from continuing operations before income taxes	51,776	(359)	66,320	40,860	63,317
Income tax expense	(19,702)	(19,266)	(24,672)	(16,995)	(23,413)
Earnings (loss) from continuing operations	32,074	(19,625)	41,648	23,865	39,904
Earnings (loss) from discontinued operations, net of taxes (3)	(2,214)	(3)	(774)	(673)	(70)
Net earnings (loss)	$29,860	$(19,628)	$40,874	$23,192	$39,834
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.50	$(0.31)	$0.66	$0.38	$0.64
Diluted	$0.49	$(0.31)	$0.65	$0.37	$0.62
WEIGHTED AVERAGE SHARES:
Basic	64,253	63,992	63,461	63,284	62,807
Diluted	65,211	63,992	64,420	64,085	64,009
SELECTED CONSOLIDATED
FINANCIAL DATA:
Cash and cash equivalents	$30,560	$31,699	$15,442	$30,503	$46,543
Deferred income tax asset	19,770	13,957	19,154	31,548	12,879
Property and equipment, net (1)	847,268	838,172	818,924	748,913	658,756
Goodwill and intangible assets (1)	39,010	39,291	92,126	93,376	99,036
Total assets	1,031,629	1,033,139	1,035,611	993,719	900,654
Post-retirement liabilities (3)	94,368	32,865	187,533	188,110	119,746
Capital lease obligations	—	—	—	—	6,103
Long term debt and current maturities, other than leases	344,094	384,515	364,481	346,904	296,425
Deferred income tax liability	102,993	109,869	46,422	42,530	39,746
Stockholders’ equity	347,489	368,968	299,256	270,147	302,077
____________________

(1)
In 2011, the Company recorded an impairment charge of $22.1 million on aircraft, $2.8 million on goodwill and $2.3 million on acquired intangibles. In 2013, the Company recorded an impairment charge of $52.6 million on goodwill.

(2)
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

(3)
During 2014, ABX offered vested, former employee participants of the qualified pension plan and vested employee participants of the crewmembers qualified pension plan a one-time option to settle their pension benefit with the Company through a single payment or a nonparticipating annuity contract. As a result, ABX settled $98.7 million of pension obligation in December of 2014 from the pension plans assets. The settlement resulted in pre-tax charges of $6.7 million to continued operations and $5.0 million to discontinued operations for 2014. As a result of fluctuating interest rates and investment returns, the funded status of the Company's defined benefit pension and retiree medical plans vary from year to year. (See notes H and K to the accompanying consolidated financial statements.)

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

INTRODUCTION
The Company leases aircraft, provides air cargo lift and performs aircraft maintenance and other support services primarily to the air cargo transportation and package delivery industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers. The Company's principal subsidiaries include two independently certificated airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”).
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
At December 31, 2014, the Company owned 53 cargo aircraft and leased three more under operating leases that were either in or available for revenue service. The combined fleets consisted of 38 Boeing 767-200 aircraft, 10 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. In recent years, we have modernized the Company's aircraft fleet, retiring less efficient Boeing 727 and DC-8 aircraft and adding Boeing 767-200, Boeing 767-300 and Boeing 757 freighter and combi aircraft to the fleet. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 55%, 54% and 53% of the Company's consolidated revenues during the years ended December 31, 2014, 2013 and 2012, respectively. The Company has had long term contracts with DHL since August 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767-200 freighter aircraft from CAM and ABX operates those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement is five years, ending March 31, 2015 and the terms of the aircraft leases are seven years, with early termination provisions. In addition to the 13 CAM-owned Boeing 767 aircraft, ABX also operates two DHL-owned Boeing 767 aircraft under the CMI agreement. ATI provides four Boeing 757 freighter aircraft to DHL's U.S. network. Additionally ABX provides seven other Boeing 767 aircraft primarily to DHL's U.S network under contracts and arrangements having durations of one year or less. During 2013, ATI provided three Boeing 767 aircraft to DHL's Middle East operations, however, these agreements were terminated during the first quarter of 2014.
In January 2015, the Company and DHL entered into an amended and restated CMI agreement ("restated CMI agreement") pursuant to which ABX will continue to operate Boeing 767 aircraft for DHL, and that adds at least two Boeing 767 aircraft leases and extends the existing 13 long term aircraft leases through March of 2019. As a result, effective April 1, 2015, CAM will lease to DHL two Boeing 767 aircraft that presently support DHL under short-term arrangements, the existing monthly aircraft lease rates for the Boeing 767-200 freighter aircraft will decline approximately 5% and all Boeing 767 aircraft lease terms with DHL will extend through March 2019. Further, ABX will continue to operate and maintain the aircraft through March 2019 under the restated CMI agreement. Under the new pricing structure of the restated CMI agreement, ABX will assume responsibility for the costs of complying with FAA airworthiness directives, the costs of Boeing 767 airframe maintenance and certain engine maintenance events for the DHL leased aircraft that it operates. While the Company's operating results will be negatively impacted by provisions of the restated CMI agreement, we project that the reduced earnings from the CMI operations for DHL will be offset through additional aircraft lease revenues, international ACMI opportunities, cost controls and aircraft maintenance growth.
The U.S. Military comprised 16%, 17% and 16% of the Company's consolidated revenues during the years ended December 31, 2014, 2013 and 2012, respectively. The Company's airlines contract their services to the Air Mobility

Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. During 2013, ATI retired its four DC-8 combi aircraft and replaced them with three Boeing 757 combi aircraft operating for the U.S. Military. Our fourth and final Boeing 757 combi aircraft entered service in the first quarter of 2014 after completing the necessary regulatory certification and serves as a maintenance spare.
At the end of 2012, we ceased Boeing 727 operations at the Company's former airline, Capital Cargo International Airlines, Inc. ("CCIA"), and DC-8 freighter operations at ATI. During the first quarter of 2013, we merged CCIA with and into ATI, with ATI as the surviving entity. The combined operation benefits from a standardized fleet, two person flight crew, improved reliability of the Boeing 767 and 757 aircraft and from a common pilot type rating. Additionally, we have reduced administrative and overhead costs as a result of combining positions, information technology and facilities.
In January 2014, we acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West") for $15 million. West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 40 aircraft and is Europe’s largest regional cargo aircraft operator. West operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 737 aircraft. In addition, West Air Sweden AB is adding the Boeing 767 aircraft to its operating capability.

RESULTS OF OPERATIONS
2014 and 2013
Summary
The consolidated net earnings from continuing operations were $32.1 million for 2014 compared with a net loss of $19.6 million for 2013. The pre-tax earnings from continuing operations were $51.8 million for 2014, including a one-time charge of $6.7 million for pension obligation settlements. The pre-tax loss from continuing operations for 2013 was $0.4 million which included a goodwill impairment charge of $52.6 million that is not deductible for U.S. federal income tax purposes. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings follows), after removing the pension settlement charge and the impairment charge, were $57.4 million for 2014 compared to $51.6 million for 2013. Adjusted pre-tax earnings from continuing operations for 2014 increased compared to 2013 due to operating improvements primarily in the ACMI Services segment. Improved earnings were driven by improved fleet utilization, including deployment of the more fuel efficient Boeing 757 combi aircraft for the U.S. Military, reduced employee expenses and lower aircraft maintenance expenses compared to 2013.
External customer revenues from continuing operations increased by $9.6 million to $589.6 million during 2014 compared to 2013. Excluding directly reimbursed revenues, customer revenues decreased 1%, or by $6.8 million during 2014 compared with 2013. Increased external customer revenues from CAM, aircraft maintenance and support services were offset by lower revenues from airline services. Airline service revenues declined primarily due to the discontinuation of ACMI service for DHL's Middle East operations in the first quarter of 2014.
The notification from DHL that it would cease using three ATI Boeing 767 aircraft for services in the Middle East by the end of February 2014 and stagnant growth conditions, including projections published by the U.S. Military that reflected continued reductions in their demand for cargo (non combi) airlift caused us to allocate fewer Boeing 767 aircraft to ATI. As a result, we recorded an impairment charge of $52.6 million at the end of 2013 to write-off ATI's goodwill. Subsequently, during 2014, we deployed more Boeing 767 aircraft with external airlines.
During 2014, we offered vested, former employee participants of the qualified pension plan and vested employee participants of the crewmembers qualified pension plan a one-time option to settle their pension benefit with the Company through a single payment or a nonparticipating annuity contract. As a result, ABX settled $98.7 million of pension obligations in December of 2014 funded by pension plan assets. The settlement resulted in a pre-tax charge of $6.7 million to continued operations.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2014	2013	2012
Revenues from Continuing Operations:
CAM	$166,303	$160,342	$154,565
ACMI Services
Airline services	355,678	376,592	404,053
Reimbursable	84,241	67,912	74,940
Total ACMI Services	439,919	444,504	478,993
Other Activities	142,294	117,292	112,343
Total Revenues	748,516	722,138	745,901
Eliminate internal revenues	(158,924)	(142,115)	(138,463)
Customer Revenues	$589,592	$580,023	$607,438

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$53,159	$66,208	$68,499
ACMI Services
Airline services	(5,381)	(25,601)	(14,503)
Pension settlement charge	(6,700)	—	—
Asset impairment charges	—	(52,585)	—
Total ACMI Services	(12,081)	(78,186)	(14,503)
Other Activities	11,363	12,200	11,650
Net unallocated interest expense	(1,761)	(1,212)	(1,205)
Net gain on derivative instruments	1,096	631	1,879
Pre-Tax Earnings (Loss) from Continuing Operations	51,776	(359)	66,320
Add Pension settlement charge	6,700	—	—
Add Asset impairment charges	—	52,585	—
Less Net gain on derivative instruments	(1,096)	(631)	(1,879)
Adjusted Pre-Tax Earnings	$57,380	$51,595	$64,441
Reimbursable revenues include certain operating costs that are reimbursed to the airlines by their customers. Such costs include fuel expense, landing fees and certain aircraft maintenance expenses. The types of costs that are reimbursed varies by customer operating agreement. Reimbursed revenues increased during 2014 due to additional aircraft fuel expenses for DHL's U.S. domestic network.
Adjusted pre-tax earnings, a non-GAAP measure, is pre-tax earnings excluding asset impairment charges, interest rate derivative gains and losses and the pension settlement costs. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
CAM
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of December 31, 2014, CAM had 53 freighter aircraft either under or available for lease, 28 of them leased internally to the Company's airlines. CAM's revenues grew $6.0 million during 2014 compared to 2013, primarily as a result of additional aircraft leases to external customers. As of December 31, 2014 and 2013, CAM had 24 and 20 aircraft under lease to external customers, respectively. Revenues from external customers totaled $77.7 million and $71.6 million for 2014 and 2013, respectively. CAM's revenues from the Company's airlines totaled $88.6 million during 2014, compared to $88.7 million for 2013. CAM's 2014 revenues were temporarily reduced during the time necessary to prepare and transfer four aircraft to external customers.

CAM's pre-tax earnings, inclusive of an interest expense allocation, were $53.2 million and $66.2 million during 2014 and 2013, respectively. Reduced earnings reflect additional external lease revenues offset by higher depreciation expense for Boeing 767 and Boeing 757 aircraft and increased expenses to place and support the larger fleet of Boeing 767 and 757 aircraft. Since mid -2013, we have added nine Boeing aircraft to CAM's fleet through December 31, 2014.
During 2014, CAM's fourth and final Boeing 757 combi aircraft completed its airworthiness certification and began operations for ATI. CAM completed the modification of a Boeing 767-300 in the first quarter of 2014. CAM purchased two Boeing 767-300 freighter aircraft in September of 2014 and leased the aircraft to ABX. As of December 31, 2014, CAM had one Boeing 767-300 aircraft available for lease. The aircraft was subsequently placed with an external customer in February 2015 under a multi-year lease.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of December 31, 2014, ACMI Services included 44 in-service aircraft, including 28 leased internally from CAM, three leased from external providers and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
Revenues from ACMI Services declined $4.6 million during 2014 compared with 2013 to $439.9 million. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined $20.9 million. Lower revenues resulted primarily from operating fewer international cargo lanes for our customers, including the DHL routes in the Middle East and the for the U.S. Military. Billable block hours declined 7% for 2014 compared to 2013. Excluding billable block hours for DHL's Middle East operations which ATI stopped servicing in February 2014, block hours grew 2% for 2014 compared to 2013. Block hours flown for the U.S. Military were down 1% compared to 2013, due to fewer ad hoc and expansion flying opportunities.
ACMI Services incurred pre-tax losses of $12.1 million during 2014, compared to pre-tax losses of $78.2 million for 2013. Excluding pension settlement charges of $6.7 million and asset impairment charges of $52.6 million recorded during 2014 and 2013, respectively, ACMI Services incurred pre-tax losses of $5.4 million and $25.6 million in 2014 and 2013, respectively. Smaller pre-tax losses in 2014 compared to 2013 were primarily a result of improved fleet utilization, lower aircraft maintenance expense and reduced airline personnel expenses. During 2014, ACMI Services returned under-utilized aircraft to CAM, which subsequently leased those aircraft to external customers. Additionally the number of scheduled airframe heavy checks that were expensed, declined by three during 2014 compared to 2013.
Beginning in May of 2014, DHL terminated the services of three of the Company's Boeing 767 aircraft which ABX operated under short term contracts in lower volume U.S. markets and replaced them with smaller Boeing 737 aircraft operated by another airline. We do not expect DHL to replace more Boeing 767 aircraft operated by ABX with additional Boeing 737 aircraft. ABX submitted bids to DHL to retain the operation of four Boeing 767-200 aircraft that are owned by DHL and operated by ABX under the CMI agreement. However, in August 2014, ABX received termination notices for these four aircraft and at the end of 2014, two of the DHL owned Boeing 767-200 aircraft were returned to DHL. We expect the last two DHL-owned Boeing 767-200 aircraft to be returned to DHL by the end of the first quarter of 2015.
We expect the recent operational improvements in ACMI Services to continue during 2015. However, due to higher pension expense as actuarially determined, aircraft maintenance schedules and the new pricing structure under the restated CMI, we expect this segment to generate a larger pre-tax loss for the full year in 2015. Under the new pricing structure of the restated CMI agreement, ABX will assume responsibility, effective April 1, 2015, for the cost of complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to DHL that it operates. Achieving profitability in the ACMI Services segment will depend on new revenue opportunities for airline services, the number of aircraft we operate, crewmember productivity, the cost of employee benefits and other factors. Our airlines may return lower utilized aircraft to CAM for lease to external customers after considering a number of factors including the duration of the customer commitment, the underlying credit quality of the customer and market pricing for each opportunity. The ACMI Services segment currently has one aircraft that is underutilized at this time.
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
External customer revenues from all other activities were $72.0 million and $63.9 million for 2014 and 2013, respectively. Revenues from services provided to the USPS increased $3.9 million during 2014 primarily due to increased volumes handled by the facilities that we operate for the USPS. In addition to the increased revenues from the USPS, aircraft maintenance revenues from external customers increased by $3.2 million.
The pre-tax earnings from other activities were $11.4 million and $12.2 million for 2014 and 2013, respectively. The decrease of $0.8 million of pre-tax earnings for 2014 compared to 2013 primarily reflects additional personnel costs to support increased business volumes processed for the USPS and the start up of expanded aircraft maintenance operations which began in mid-2014.
In 2014, AMES expanded into a new 100,000 square foot aircraft hangar facility adjacent to the existing aircraft maintenance facility in Wilmington, Ohio. During construction of the hangar, we were the construction agent for the Clinton County Port Authority and were reimbursed for construction costs during 2014. We began to make lease payments for the new hangar during 2014. Additionally, we have been incurring other incremental costs associated with the new hangar, including the costs of aircraft maintenance personnel, as we seek to grow aircraft maintenance revenues utilizing the expanded hangar capabilities. Our future operating results could be adversely impacted if anticipated revenues do not coincide with our costs of operating the new facility.
The Company has been providing mail sorting services to the USPS since September 2004. The contracts for five facilities we service have been extended from their original expiration dates in 2014 and are currently scheduled to expire during 2015. We understand that the USPS is evaluating contract renewals and internal alternatives for these five facilities. The contract for some or all of these facilities may not be renewed.
Discontinued Operations
Discontinued operations relate to hub operations, package sorting and aircraft fuel services that ABX provided to DHL under previous agreements through 2009. The financial results of discontinued operations primarily reflect pension expense, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations, package sorting and aircraft fueling services provided to DHL. Pre-tax losses related to the former sorting operations were $3.5 million for 2014 compared to pre-tax losses of less than $0.1 million for 2013. During 2014, pension expense for discontinued operations increased approximately $3.6 million due primarily to the effects of the pension settlement charge for former sorting operation employees.

Fleet Summary 2014
The Company’s cargo aircraft fleet is summarized below as of December 31, 2014 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	14	22	36
Boeing 767-300	6	2	8
Boeing 757-200	4	—	4
Boeing 757-200 Combi	4	—	4
Total	28	24	52
Carrying value			$734,465
Operating lease
Boeing 767-200	2	—	2
Boeing 767-300	1	—	1
Total	3	—	3
Other aircraft
Owned Boeing 767 available or staging for lease	—	1	1
As of December 31, 2014, ACMI Services leased 28 of its in-service aircraft internally from CAM. As of December 31, 2014, 13 of CAM's 22 Boeing 767-200 aircraft were leased to DHL and operated by ABX. CAM leased the other nine Boeing 767-200 and two Boeing 767-300 aircraft to external airlines.
Aircraft fleet activity during 2014 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft and it was available for lease until it was placed with an external customer in February, 2015 under a multi-year lease.
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
- Near the end of September 2014, CAM purchased the two Boeing 767-300 freighter aircraft that ABX was leasing from an external lessor and began to lease them to ABX.
- During the fourth quarter of 2014, ABX began leasing one Boeing 767-300 freighter aircraft from an external lessor. (CAM purchased this aircraft in February 2015 and released it to ABX.)
- Two DHL owned Boeing 767-200 aircraft, previously leased by ABX for operation in DHL's network, were returned to DHL.
- The table above does not reflect CAM's only Boeing 767-200 passenger aircraft. This aircraft was under lease to an external airline at December 31, 2014.
As of December 31, 2014, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $0.7 million that were available for sale. This carrying value is based on fair market values less the estimated costs to sell the airframes, engines and parts.

Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $8.9 million during 2014 compared to 2013 due to lower pension expense and a reduced number of airline employees. Pension expense for continuing operations decreased $7.5 million during 2014 due to strong investment returns on pension plan assets and the impact of a higher interest rate on pension plan obligations at the beginning of 2014. The number of airline employees declined 18% during 2014 compared to 2013. Total headcount increased slightly during 2014 compared to 2013 as we added employees for facility and aircraft maintenance operations, driven by additional revenue and expanded hangar capabilities.
Fuel expense increased by $4.1 million during 2014 compared to 2013. Fuel expense reflects the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL and fuel used to position aircraft for service and for maintenance purposes. The increase reflects a higher level of customer reimbursed fuel which increased $16.2 million in 2014 compared 2013. The cost of fuel that is not reimbursed declined due to lower prices for aviation fuel and the operation of more fuel efficient Boeing 757 combi aircraft which replaced the DC-8 aircraft previously operated for the U.S Military. The average price per gallon of fuel decreased about 3.4% for 2014 compared to 2013.
Maintenance, materials and repairs expense decreased by $5.5 million during 2014 compared to 2013. Maintenance expense decreased due to fewer block hours flown and fewer airframe heavy checks performed during 2014 compared to 2013. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.
Depreciation and amortization expense increased $16.5 million during 2014 compared to 2013. The increase in depreciation expense reflects incremental depreciation expense for four Boeing 767 aircraft, one Boeing 757 freighter aircraft and four Boeing 757 combi aircraft added to the in-service fleet since mid-2013, offset by the removal of the DC-8 combi aircraft from service.
Travel expense decreased by $1.0 million during 2014 compared to 2013. The decrease reflects the lower level of employee headcount in airline operations and less international travel needed to support fewer international flight operations during 2014 compared to 2013.
Rent expense decreased by $0.8 million during 2014 compared to 2013. Rent expense decreased primarily due to the purchase of two Boeing 767-300 aircraft in 2014 which were previously leased from an external provider.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $0.9 million during 2014 compared to 2013. The decrease was due to the reduction in block hours and flights operated in 2014 compared to 2013.
Insurance expense decreased by $0.9 million during 2014 compared to 2013. While aircraft fleet insurance has declined as the DC-8 aircraft were retired, the cost of employee insurance has risen compared to 2013.
Other operating expenses increased by $1.5 million during 2014 compared to 2013. Other operating expenses include professional fees, navigational services, employee training, utilities, and the cost of parts sold to customers. Operating expenses also includes net gains associated with the sale of spare aircraft engines. Other operating expenses increased due to additional parts sold to aircraft maintenance customers and lower gains from the sale of spare equipment during 2014.
Interest expense decreased by $0.3 million during 2014 compared to 2013. Interest expense decreased due to a lower average debt level and interest rates on the Company's outstanding loans during 2014 compared to 2013. Lower interest expenses were partially offset by less capitalized interest during 2014. Capitalized interest was $0.9 million higher in 2013 while aircraft were undergoing the freighter modification process.
The Company recorded pre-tax net gains on derivatives of $1.1 million during the year ended December 31, 2014 compared to $0.6 million during 2013, reflecting the impact of fluctuating market interest rates.
Income tax expense from continuing operations increased $0.4 million for 2014 compared to 2013, due to higher pre-tax earnings. The Company's effective income tax rate from continuing operations was 38.1% for the year ended December 31, 2014. The effective tax rate from continuing operations was approximately 36.9% for the year ended December 31, 2013 after adjusting for $52.6 million of non-deductible impairment charges. The increase in the effective tax rate primarily reflects increased state income taxes as proportionally more earnings occurred in the U.S. during 2014 compared to 2013.

We estimate that the Company's effective tax rate for 2015 will be approximately 38.6%. As of December 31, 2014, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $94.7 million, which will begin to expire in 2024 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2017 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights are primarily sourced to the United States under international aviation agreements and treaties. If we begin to operate in countries without such agreements, the Company could incur additional foreign income taxes.

2013 compared to 2012
Summary
The consolidated net loss from continuing operations was $19.6 million for 2013 compared with net earnings of $41.6 million for 2012. The pre-tax loss from continuing operations was $0.4 million for 2013 compared with pre-tax earnings from continuing operations of $66.3 million for 2012. The decrease in earnings from continuing operations in 2013 as compared to 2012 was primarily due to the recognition of a goodwill impairment charge of $52.6 million that is not deductible for U.S. federal income tax purposes. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings follows), after removing the impairment charges were $51.6 million for 2013 compared to $64.4 million for 2012. Adjusted pre-tax earnings from continuing operations for 2013 declined compared to 2012 due to lower revenues, primarily in the ACMI Services segment, as well as higher depreciation expenses, due to additional aircraft in service condition.
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
CAM
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
ACMI Services Segment
Revenues from ACMI Services were $444.5 million and $479.0 million during 2013 and 2012, respectively. ACMI Services incurred pre-tax losses of $78.2 million during 2013, compared to pre-tax losses of $14.5 million for 2012. Excluding asset impairment charges of $52.6 million recorded during 2013, ACMI Services incurred pre-tax losses of $25.6 million in 2013. Larger pre-tax losses in 2013 compared to 2012 were primarily a result of lower revenues. Revenues from ACMI Services declined $34.5 million during 2013 compared with 2012. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined $26.2 million. Lower revenues resulted from operating fewer international cargo lanes for our customers, including the U.S. Military, as well as fewer ad hoc charters. Since mid-2012, some of our aircraft were replaced by our customer's own airlift capacity on certain international cargo lanes. Block hours flown for the U.S. Military were down 4% compared to 2012, primarily due to the phase-in of the Boeing 757 combi aircraft, which replaced the DC-8 combi aircraft operated by ATI. Revenues for the U.S. Military were negatively impacted by delays in FAA approvals for the Boeing 757 combi aircraft and the pilot training program. Before the Boeing 757 combi aircraft could begin operations, the aircraft had to be certified by the FAA and our pilots trained to conduct Boeing 757 passenger operations. Additionally, during the phase-in of the Boeing 757 aircraft, we experienced reduced availability of combi aircraft as the DC-8 combi airframe maintenance requirements became due. In addition, expenses for non-reimbursed airframe maintenance checks increased $3.6 million compared to 2012. The increase is primarily due to a larger required work scope for the checks scheduled in 2013 compared to 2012.
Billable block hours declined 13% for 2013 compared to 2012. Revenues declined relatively less than block hours because a larger portion of our 2013 revenues were derived from shorter express routes instead of longer international routes flown during 2012. The effective average revenue rates per block hour paid by non-military customers are higher for express routes in which aircraft utilization is lower, compared to lower rates per block hour for longer, international routes.
Operating expense for ACMI Services declined $15.1 million during 2013 compared to 2012, excluding impairment charges, in part as a result of combining the ATI and CCIA operations, which resulted in a 28% reduction in airline related headcount compared to the beginning of 2012. Operating expenses for landings, ramp and travel declined due to the lower level of international block hours flown. These expense reductions, which were related to personnel and the level of flights, were partially offset by higher aircraft depreciation expense and aircraft rent expense, which increased due to the addition of Boeing 767-300 aircraft.
Fleet Summary 2013
The Company’s cargo aircraft fleet is summarized below as of December 31, 2013 ($'s in thousands):

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
As of December 31, 2013, CAM also had a Boeing 767-200 passenger aircraft which was placed in temporary storage when its airframe maintenance cycle expired. As of December 31, 2013, the Company had Boeing 727 and DC-8 airframes and engines with a carrying value of $3.0 million that were available for sale. This carrying value was based on fair market values less the estimated costs to sell the airframes, engines and parts.
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
Other operating expenses increased by $1.3 million during 2013 compared to 2012. Other operating expenses include professional fees, navigational services, employee training, utilities, the cost of parts sold to customers and the net gains from the sales of spare aircraft engines. The increase was primarily due to lower gains from the sales of spare equipment in 2013 compared to 2012.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $148.8 million, $94.4 million and $110.6 million in 2014, 2013 and 2012, respectively. Cash flows generated from operating activities increased in 2014 compared to 2013 primarily due to additional payments received from DHL, decreased pension contributions and better operating profitability. Cash flows generated from operating activities decreased in 2013 compared to 2012 primarily due to lower receipts from DHL and lower operating profits in the ACMI Services segment. Cash outlays for pension contributions were $6.1 million, $27.5 million and $24.7 million in 2014, 2013 and 2012, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $112.2 million, $112.7 million and $155.2 million in 2014, 2013 and 2012, respectively. Capital expenditures in 2014 included $61.9 million for the acquisition of two Boeing 767-300 aircraft and next generation navigation and communication modifications, $26.0 million for required heavy maintenance, $7.3 million for construction of the new aircraft hangar and $17.0 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in 2013 included $79.0 million for the acquisition of two Boeing 757 combi aircraft and the costs of Boeing 757 and Boeing 767 aircraft modifications, $23.9 million for required heavy maintenance, $6.7 million for construction of the new aircraft hangar and $3.1 million for other equipment costs. Our capital expenditures in 2012 included $134.9 million for the acquisition and modification of aircraft, $11.3 million for required heavy maintenance and $9.0 million for other equipment costs. During 2014, we made an investment in West Atlantic AB for $15 million.
Cash proceeds of $3.6 million, $1.5 million and $5.8 million were received in 2014, 2013 and 2012, respectively, for the sale of aircraft engines, airframes and parts.
During 2014, net cash used for financing activities was $26.3 million, as we paid down debt obligations. Net cash provided by financing activities was $26.2 million and $23.8 million in 2013 and 2012, respectively. Our borrowing activities were necessary to acquire and modify aircraft for deployment into air cargo markets and modernize the combi fleet we operate for the U.S. Military. During 2014, we drew $45.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $79.2 million. Additionally, $6.2 million of the principal balance of the DHL promissory note was extinguished during 2014, pursuant to the CMI agreement with DHL.

Commitments
The table below summarizes the Company's contractual obligations and commercial commitments (in thousands) as of December 31, 2014.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long term debt, including interest payments	$376,696	$34,322	$78,275	$262,549	$1,550
Facility leases	33,445	4,723	8,627	6,315	13,780
Other leases	1,411	894	434	83	—
Total contractual cash obligations	$411,552	$39,939	$87,336	$268,947	$15,330
The long term debt bears interest at 2.55% to 7.36% per annum.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding, due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $7.3 million expected to be funded in 2015.
We estimate that capital expenditures for 2015 will total $80 million for an aircraft purchase, airframe and engine maintenance and other expenditures. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $116.3 million and a revolving credit facility from which the Company has drawn $180.0 million, net of repayments as of December 31, 2014. On May 6, 2014, the Company executed the third amendment to the Senior Credit Agreement (the "Third Credit Amendment"). The Third Credit Amendment extends the maturity of the term loan and revolving credit facility to May 6, 2019, provides for annual, one year extension options, provides for an accordion feature whereby the Company can draw up to an additional $50 million subject to the lenders' consent, reduces the EBITDA based pricing, eases requirements for stock dividends and stock buybacks and reduces the collateral requirements. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $275 million. Beginning May 6, 2015, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.17%
At December 31, 2014, the Company had $30.6 million of cash balances. The Company had $86.0 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $9.0 million. As specified under the terms of ABX's CMI agreement with DHL, the $1.6 million balance at December 31, 2014 of the unsecured note payable to DHL will be extinguished ratably without payment through March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2014 and 2013, we were not involved in any material unconsolidated SPE transactions.
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
Goodwill and Intangible Assets
We assess in the fourth quarter of each year whether the Company’s goodwill acquired in acquisitions is impaired in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic

350-20 Intangibles—Goodwill and Other. Additional assessments may be performed on an interim basis whenever events or changes in circumstances indicate an impairment may have occurred. Indefinite-lived intangible assets are not amortized but are assessed for impairment annually, or more frequently if impairment indicators occur. Finite-lived intangible assets are amortized over their estimated useful economic lives and are periodically reviewed for impairment.
The application of the goodwill impairment test requires significant judgment, including the determination of the fair value of each reporting unit that has goodwill. We estimate the fair value using a market approach and an income approach utilizing discounted cash flows applied to a market-derived rate of return. The market approach utilizes market multiples from comparable publicly traded companies. The market multiples include revenues and EBITDA (earnings before interest, taxes, depreciation and amortization). We derive cash flow assumptions from many factors including recent market trends, expected revenues, cost structure, aircraft maintenance schedules and long term strategic plans for the deployment of aircraft. Key assumptions under the discounted cash flow models include projections for the number of aircraft in service, capital expenditures, long term growth rates, operating cash flows and market-derived discount rates.
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
We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for CAM using multiples of EBITDA and revenues from comparable publicly traded companies. Based on our analysis, as of December 31, 2014, CAM's fair value exceeded its carrying value by more than 25%. The Company's key assumptions used for goodwill testing include uncertainties, including the level of demand for cargo aircraft by shippers, the U.S. Military and freight forwarders and CAM's ability to lease aircraft and the lease rates that will be realized. The demand for customer airlift is projected based on input from customers, management's interface with customer planning personnel and aircraft utilization trends. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences for cargo aircraft may be impacted by changes in aviation fuel prices. Key customers, including DHL and the U.S. Military, may decide that they do not need as many aircraft as projected, or they may find alternatives.
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
The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates on our post-retirement costs. In actuarially valuing our pension obligations and determining related expense amounts, key assumptions include discount rates, expected long term investment returns, retirement ages and mortality. Actual results and future changes in these assumptions could result in future costs that are materially different than those recorded in our annual results of operations.
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 6.25%. Our assumed rate of return is based on a targeted long term investment allocation of 30% equity securities, 65% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2014 was 28% equities, 68% fixed income, 4% real estate and 0% cash. The pension trust includes $55.5 million of investments (8% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio, and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return was 6.25% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2014 would be increased by approximately $7.1 million. We use a market value of assets as of the measurement date for determining pension expense.
In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note H to the accompanying consolidated financial statements), but also affects the succeeding year’s pension and post-retirement healthcare costs. The discount rates selected for December 31, 2014, based on the method described above, were 4.35% for crewmembers and 4.40% for non-crewmembers. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2014 would be increased by approximately $6.1 million.
Our mortality assumptions at December 31,2014, reflect the most recent projections released by the Actuaries Retirement Plans Experience Committee, a committee within the Society of Actuaries, a professional association in North America. The assumed future increase in salaries and wages is not a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.
The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2014
Change in assumption	2014 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$7,053	$—	$—
50 basis point decrease in discount rate	6,116	(55,762)	55,762
Aggregate effect of all the above changes	13,169	(55,762)	55,762
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
New Accounting Pronouncements
For information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note A "SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES" in the accompanying notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk for changes in interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with our customers.
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the unsubordinated term loan. Accordingly, in July 2011, the Company entered into an interest rate swap instrument. Additionally, the Company entered into another interest rate swap in June 2013. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The notional values were $58.1 million as of December 31, 2014. See Note J in the accompanying consolidated financial statements for a discussion of our accounting treatment for these hedging transactions.
As of December 31, 2014, the Company has $47.8 million of fixed interest rate debt and $296.3 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $1.3 million for the year ended December 31, 2014.
The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long term debt through a hypothetical 20% increase in interest rates. As of December 31, 2014, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate debt by approximately $0.5 million.
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
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense and funding requirements are sensitive to changes in interest rates used to discount the estimated future benefits payments that have been earned by participants in the plans. The annual pension expense is recalculated at the beginning of each calendar year using market interest rates at that point in time. At December 31, 2014, ABX's defined benefit pension plans had total investment assets of $719.8 million under investment management. See Note H in the accompanying consolidated financial statements for further discussion of these assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also include the financial statement schedule listed in the Table of Contents at Item 15a(2). These financial statements and and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United State of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company’s two principal customers account for a substantial portion of the Company’s revenue. The Company’s financial security is dependent on its ongoing relationship with its principal customers existing as of December 31, 2014.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dayton, Ohio
March 9, 2015

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,560	$31,699
Accounts receivable, net of allowance of $812 in 2014 and $717 in 2013	43,513	52,247
Inventory	10,665	9,050
Prepaid supplies and other	11,898	9,730
Deferred income taxes	19,770	13,957
Aircraft and engines held for sale	715	2,995
TOTAL CURRENT ASSETS	117,121	119,678
Property and equipment, net	847,268	838,172
Other assets	28,230	21,143
Goodwill and acquired intangibles	39,010	39,291
Pension assets, net of obligations	—	14,855
TOTAL ASSETS	$1,031,629	$1,033,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,608	$34,818
Accrued salaries, wages and benefits	25,633	23,163
Accrued expenses	8,201	9,695
Current portion of debt obligations	24,344	23,721
Unearned revenue	12,914	8,733
TOTAL CURRENT LIABILITIES	111,700	100,130
Long term debt	319,750	360,794
Post-retirement obligations	92,050	30,638
Other liabilities	57,647	62,740
Deferred income taxes	102,993	109,869
TOTAL LIABILITIES	684,140	664,171
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,854,950 and 64,618,305 shares issued and outstanding in 2014 and 2013, respectively	649	646
Additional paid-in capital	526,669	524,953
Accumulated deficit	(96,953)	(126,813)
Accumulated other comprehensive loss	(82,876)	(29,818)
TOTAL STOCKHOLDERS’ EQUITY	347,489	368,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,031,629	$1,033,139

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2014	2013	2012
REVENUES	$589,592	$580,023	$607,438
OPERATING EXPENSES
Salaries, wages and benefits	166,526	175,383	184,644
Fuel	53,521	49,376	53,928
Maintenance, materials and repairs	91,528	97,053	97,540
Depreciation and amortization	108,254	91,749	84,477
Travel	17,662	18,693	22,683
Rent	26,650	27,468	25,970
Landing and ramp	10,305	11,204	15,973
Insurance	5,304	6,216	7,716
Pension settlement	6,700	—	—
Impairment of goodwill	—	52,585	—
Other operating expenses	38,617	37,111	35,819
	525,067	566,838	528,750
OPERATING INCOME	64,525	13,185	78,688
OTHER INCOME (EXPENSE)
Interest income	92	74	136
Net gain on derivative instruments	1,096	631	1,879
Interest expense	(13,937)	(14,249)	(14,383)
	(12,749)	(13,544)	(12,368)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	51,776	(359)	66,320
INCOME TAX EXPENSE	(19,702)	(19,266)	(24,672)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	32,074	(19,625)	41,648
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(2,214)	(3)	(774)
NET EARNINGS (LOSS)	$29,860	$(19,628)	$40,874

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.50	$(0.31)	$0.66
Discontinued operations	(0.04)	—	(0.02)
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$0.46	$(0.31)	$0.64

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.49	$(0.31)	$0.65
Discontinued operations	(0.03)	—	(0.02)
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$0.46	$(0.31)	$0.63

WEIGHTED AVERAGE SHARES
Basic	64,253	63,992	63,461
Diluted	65,211	63,992	64,420

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31
	2014	2013	2012
NET EARNINGS (LOSS)	$29,860	$(19,628)	$40,874
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	(50,119)	90,530	(10,976)
Defined Benefit Post-Retirement	(1,875)	(3,032)	(3,227)
Gains and Losses on Derivatives	(5)	(29)	(37)
Foreign Currency Translation	(1,059)	—	—

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$(23,198)	$67,841	$26,634

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2014	2013	2012
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$32,074	$(19,625)	$41,648
Net loss from discontinued operations	(2,214)	(3)	(774)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and acquired intangibles	—	52,585	—
Depreciation and amortization	108,254	91,749	84,477
Pension and post-retirement	8,492	7,061	5,562
Deferred income taxes	17,757	18,772	23,749
Amortization of stock-based compensation	2,924	2,732	3,231
Amortization of DHL promissory note	(6,200)	(6,200)	(6,200)
Net gain on derivative instruments	(1,096)	(631)	(1,879)
Changes in assets and liabilities:
Accounts receivable	9,582	(4,994)	(4,328)
Inventory and prepaid supplies	(4,164)	(900)	(1,759)
Accounts payable	(803)	2,012	(5,688)
Unearned revenue	1,148	(6,205)	654
Accrued expenses, salaries, wages, benefits and other liabilities	344	(112)	4,898
Pension and post-retirement assets	(14,662)	(38,352)	(27,926)
Other	(2,651)	(3,478)	(5,032)
NET CASH PROVIDED BY OPERATING ACTIVITIES	148,785	94,411	110,633
INVESTING ACTIVITIES:
Capital expenditures	(112,184)	(112,712)	(155,243)
Proceeds from property and equipment	3,602	1,521	5,772
Investment in nonconsolidated affiliate	(15,000)	—	—
Other proceeds	—	6,803	—
NET CASH (USED IN) INVESTING ACTIVITIES	(123,582)	(104,388)	(149,471)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(79,221)	(53,766)	(26,223)
Proceeds from borrowings	45,000	80,000	50,000
Funding for hangar construction	7,879	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,342)	26,234	23,777

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,139)	16,257	(15,061)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,699	15,442	30,503
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,560	$31,699	$15,442

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$13,576	$13,752	$13,195
Federal alternative minimum and state income taxes paid	$604	$1,313	$377
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$6,200	$6,200	$6,200
Accrued capital expenditures	$7,648	$1,055	$4,770

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2012	64,015,789	$640	$520,613	$(148,059)	$(103,047)	$270,147
Stock-based compensation plans
Grant of restricted stock	254,200	3	(3)			—
Withholdings of common shares, net of issuances	(83,933)	(1)	(755)			(756)
Forfeited restricted stock	(56,000)	(1)	1			—
Amortization of stock awards and restricted stock			3,231			3,231
Total comprehensive income (loss)				40,874	(14,240)	26,634
BALANCE AT DECEMBER 31, 2012	64,130,056	$641	$523,087	$(107,185)	$(117,287)	$299,256
Stock-based compensation plans
Grant of restricted stock	258,800	3	(3)			—
Withholdings of common shares, net of issuances	238,049	2	(1,050)			(1,048)
Forfeited restricted stock	(8,600)	—	—			—
Tax benefit from common stock compensation			187			187
Amortization of stock awards and restricted stock			2,732			2,732
Total comprehensive income (loss)				(19,628)	87,469	67,841
BALANCE AT DECEMBER 31, 2013	64,618,305	$646	$524,953	$(126,813)	$(29,818)	$368,968
Stock-based compensation plans
Grant of restricted stock	196,000	2	(2)			—
Issuance of common shares, net of withholdings	49,545	1	(939)			(938)
Forfeited restricted stock	(8,900)	—	—			—
Tax benefit from common stock compensation			(267)			(267)
Amortization of stock awards and restricted stock			2,924			2,924
Total comprehensive income (loss)				29,860	(53,058)	(23,198)
BALANCE AT DECEMBER 31, 2014	64,854,950	$649	$526,669	$(96,953)	$(82,876)	$347,489

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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Investments in an affiliate in which the Company has significant influence but does not exercise control are accounted for using the equity method of accounting. Using the equity method, the Company’s share of the nonconsolidated affiliate's income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. Inter-company balances and transactions are eliminated. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are summarized as follows:

Boeing 767 and 757 aircraft and flight equipment	10 to 18 years
Ground equipment	3 to 10 years
Leasehold improvements, facilities and office equipment	3 to 25 years
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.1 million, $1.1 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $25.8 million and $28.3 million at December 31, 2014 and December 31, 2013, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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
Comprehensive Income
Comprehensive income includes net earnings and other comprehensive income or loss. Other comprehensive income or loss results from certain changes in the Company’s liabilities for pension and other post retirement benefits, gains and losses associated with interest rate hedging instruments and fluctuations in currency exchange rates related to the foreign affiliate.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 55%, 54% and 53% of the Company's consolidated revenues from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s balance sheets include accounts receivable with DHL of $12.2 million and $24.1 million as of December 31, 2014 and December 31, 2013, respectively.
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
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 16%, 17% and 16% of the Company's total revenues from continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $6.0 million and $4.8 million as of December 31, 2014 and December 31, 2013, respectively.

NOTE C—GOODWILL, ACQUIRED INTANGIBLES AND EQUITY INVESTMENTS
As of December 31, 2014, 2013 and 2012, the goodwill amounts were retested for impairment. The goodwill included in the CAM segment was not impaired. The ATI goodwill, included in ACMI Services segment, was found to be impaired as of December 31, 2013. The Company recorded an impairment charge of $52.6 million in 2013 to write-off the ATI goodwill. As a result of past events and market changes, the Company did not expect ATI to generate the forecasted net cash flows from ATI's Boeing 767 operations as previously expected. In December 2013 and in January 2014, the Company received notification from DHL that it would cease using ATI's Boeing 767 services in the Middle East by the end of February 2014. Further, as a result of persistent stagnant growth conditions at the end of 2013 and excess airlift capacity, including the projections published by the U.S. Military that reflected continued reductions in their demand for cargo (non combi) airlift, the Company allocated fewer Boeing 767 aircraft to ATI than previously expected. The Company instead deployed more Boeing 767 aircraft with other airlines during 2014.
The Company determined the fair values of ATI and CAM separately using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs).
The carrying amounts of goodwill by reportable segment, are as follows (in thousands):

	ACMI Services	CAM	Total
Carrying value as of December 31, 2012	$52,585	$34,395	$86,980
Impairment	(52,585)	—	(52,585)
Carrying value as of December 31, 2013	$—	$34,395	$34,395
Impairment	$—	$—	$—
Carrying value as of December 31, 2014	$—	$34,395	$34,395
The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2012	$2,146	$3,000	$5,146
Amortization	(250)	—	(250)
Carrying value as of December 31, 2013	$1,896	$3,000	$4,896
Amortization	(281)	—	(281)
Carrying value as of December 31, 2014	$1,615	$3,000	$4,615
The customer relationship intangible amortizes through 2020. The Company recorded amortization expense for the customer relationship intangible asset of $0.3 million, $0.3 million and $0.3 million for the years ending December 31, 2014, 2013 and 2012, respectively. The airline certificates have an indefinite life and therefore are not amortized.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 40 aircraft and is Europe’s largest regional cargo aircraft operator. West operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 737 aircraft. In addition, West Air Sweden AB is adding the Boeing 767 aircraft to its operating capability.
The Company has significant influence, but does not exercise control, over West. Accordingly, the investment in West is accounted for using the equity method of accounting and was initially recognized at cost. At December 31, 2014, the Company’s carrying value of West was $13.8 million, including $5.5 million of excess purchase price over the Company's proportional fair value of West's net assets in January of 2014, is reflected in “Other Assets” in the Company’s consolidated balance sheets.

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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2014	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$2,306	$—	$2,326
Total Assets	$20	$2,306	$—	$2,326
Liabilities
Interest rate swap	$—	$(1,419)	$—	$(1,419)
Total Liabilities	$—	$(1,419)	$—	$(1,419)

As of December 31, 2013	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$301	$—	$321
Total Assets	$20	$301	$—	$321
Liabilities
Interest rate swap	$—	$(2,515)	$—	$(2,515)
Total Liabilities	$—	$(2,515)	$—	$(2,515)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $2.5 million more than the carrying value, which was $344.1 million at December 31, 2014. As of December 31, 2013, the fair value of the Company’s debt obligations was approximately $6.3 million more than the carrying value, which was $384.5 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
Flight equipment	$1,285,966	$1,167,737
Ground equipment	33,677	42,368
Leasehold improvements, facilities and office equipment	25,180	11,737
Aircraft modifications and projects in progress	18,612	68,487
	1,363,435	1,290,329
Accumulated depreciation	(516,167)	(452,157)
Property and equipment, net	$847,268	$838,172

CAM owned aircraft with a carrying value of $289.5 million and $250.9 million that were under leases to external customers as of December 31, 2014 and 2013, respectively. Minimum future lease payments for aircraft and equipment leased to external customers as of December 31, 2014 is scheduled to be $62.8 million, $53.5 million, $34.0 million, $17.6 million and $8.7 million for each of the next five years ending December 31, 2019. These minimum lease payments do not reflect an agreement executed with DHL in January 2015, to amend the lease agreement for 13 aircraft and extend their terms through March 31, 2019. Under the new agreement with DHL executed in January 2015, the Company expects the future minimum lease payments for aircraft and equipment leased to external customers as of December 31, 2014 to be $61.6 million, $52.0 million, $49.7 million, $44.9 million and $15.9 million for each of the next five years ending December 31, 2019.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $0.7 million and $3.0 million as of December 31, 2014 and 2013, respectively. Cash flows generated from sales of aircraft and engines totaled $3.6 million, $1.5 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Unsubordinated term loan	$116,250	$131,250
Revolving credit facility	180,000	190,500
Aircraft loans	46,294	55,015
Promissory note due to DHL, unsecured	1,550	7,750
Total long term obligations	344,094	384,515
Less: current portion	(24,344)	(23,721)
Total long term obligations, net	$319,750	$360,794
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. On May 6, 2014, the Company executed an amendment to the Senior Credit Agreement (the "Third Credit Amendment"). The Third Credit Amendment extends the maturity of the term loan and revolving credit facility to May 6, 2019, provides for annual, one year extension options, provides for an accordion feature whereby the Company can draw up to an additional $50.0 million subject to the lenders' consent, reduces the EBITDA-based pricing, eases requirements for stock dividends and stock buybacks and reduces the collateral requirements. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which is $275.0 million. Beginning May 6, 2015, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.17% and 2.17%, respectively. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of December 31, 2014, the unused revolving credit facility totaled $86.0 million, net of draws of $180.0 million and outstanding letters of credit of $9.0 million.

The aircraft loans are collateralized by six aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. Interest rates range from 6.74% to 7.36% per annum payable monthly.
The scheduled annual principal payments on long term debt, as of December 31, 2014, for the next five years are as follows (in thousands):

Principal Payments
2015	$24,344
2016	33,865
2017	29,445
2018	18,640
2019	236,250
2020 and beyond	1,550
$344,094
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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June of 2036 with options to extend the leases at the Company's discretion. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. Additionally, the Company leases three Boeing 767 aircraft, certain equipment and airport facilities, office space, maintenance facilities at locations outside of the airpark in Wilmington. The future minimum lease payments of the Company as of December 31, 2014 are scheduled below (in thousands):

	Facility Leases	Other Leases
2015	$4,723	$894
2016	4,502	341
2017	4,125	93
2018	3,952	53
2019	2,363	30
2020 and beyond	13,780	—
Total minimum lease payments	$33,445	$1,411
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
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.4 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX has exhausted its appeals with respect to all four of the administrative penalties.
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

Employees Under Collective Bargaining Agreements
As of December 31, 2014, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12.0%
ATI	Air Line Pilots Association	5.9%

NOTE H—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Defined Benefit and Post-retirement Healthcare Plans
ABX sponsors a qualified defined benefit pension plan for ABX crewmembers and a qualified defined benefit pension plan for a major portion of its other ABX employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. Employees are no longer accruing benefits under any of the defined benefit pension plans. ABX also sponsors a post-retirement healthcare plan for its ABX employees, which is unfunded. Benefits for covered individuals terminate upon reaching age 65 under the post-retirement healthcare plans.
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
During 2014, ABX offered vested, former employee participants of the qualified pension plan and vested employee participants of the crewmembers qualified pension plan a one-time option to settle their pension benefit with the Company through a single payment or a nonparticipating annuity contract. As a result, ABX settled $98.7 million of pension obligations in December of 2014 from the pension plans assets. The settlement resulted in pre tax charges of $6.7 million to continued operations and $5.0 million to discontinued operations for 2014 due to the reclassification of $11.7 million of pre-tax losses from accumulated other comprehensive loss.

Funded Status  (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2014	2013	2014	2013
Accumulated benefit obligation	$807,992	$761,774	$6,163	$7,482
Change in benefit obligation
Obligation as of January 1	$761,774	$860,463	$7,482	$8,781
Service cost	—	—	239	275
Interest cost	39,517	35,957	286	264
Curtailment gain	—	—	—	—
Special termination benefits	—	—	—	—
Plan amendment	—	—	—	—
Plan transfers	2,659	2,448	—	—
Benefits paid	(29,961)	(28,966)	(1,623)	(1,364)
Settlement payments	(98,738)	—	—	—
Actuarial (gain) loss	132,741	(108,128)	(221)	(474)
Obligation as of December 31	$807,992	$761,774	$6,163	$7,482
Change in plan assets
Fair value as of January 1	$751,246	$682,553	$—	$—
Actual gain on plan assets	88,453	67,719	—	—
Plan transfers	2,659	2,448	—	—
Employer contributions	6,128	27,492	1,623	1,364
Benefits paid	(29,961)	(28,966)	(1,623)	(1,364)
Settlement payments	$(98,738)	$—	$—	$—
Fair value as of December 31	$719,787	$751,246	$—	$—
Funded status
Overfunded plans, net asset	$—	$14,855	$—	$—
Underfunded plans
Current liabilities	$(1,506)	$(1,339)	$(812)	$(888)
Non-current liabilities	$(86,699)	$(24,044)	$(5,351)	$(6,594)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2014, 2013 and 2012, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$239	$275	269
Interest cost	39,517	35,957	37,089	286	264	379
Expected return on plan assets	(46,111)	(45,990)	(39,882)	—	—	—
Settlements	11,660	—	—	—	—	—
Amortization of prior service cost	—	—	—	(3,487)	(5,654)	(5,552)
Amortization of net (gain) loss	(2)	12,296	10,681	321	419	433
Net periodic benefit cost	$5,064	$2,263	$7,888	$(2,641)	$(4,696)	$(4,471)

Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2014	2013	2014	2013
Unrecognized prior service cost	$—	$—	$(696)	$(4,182)
Unrecognized net actuarial loss	118,932	40,190	1,486	2,027
Accumulated other comprehensive (income) loss	$118,932	$40,190	$790	$(2,155)
The following table sets forth the amounts of unrecognized net actuarial loss and (gain) recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2015 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$7,170	$292
Prior Service Cost	—	(543)
Assumptions
Assumptions used in determining the funded status of ABX’s pension plans at December 31 were as follows:

	Pension Plans
	2014	2013	2012
Discount rate - crewmembers	4.35%	5.25%	4.25%
Discount rate - non-crewmembers	4.40%	5.35%	4.25%
Expected return on plan assets	6.25%	6.25%	6.75%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 3.35% for pilots and 3.30% for non-pilots at December 31, 2014. The discount rate used to determine post-retirement healthcare obligations was 4.15% for pilots and 3.85% for non-pilots at December 31, 2013. The discount rate used to determine post-retirement healthcare obligations was 3.35% for pilots and 2.95% for non-pilots at December 31, 2012. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not effect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2014	2013
Cash	—%	—%
Equity securities	28%	50%
Fixed income securities	68%	47%
Real estate	4%	3%
	100%	100%
ABX uses an investment management firm to advise it in developing and executing an investment policy. The portfolio is managed with consideration for diversification, quality and marketability. The investment policy permits the following ranges of asset allocation: equities – 15% to 35%; fixed income securities – 60.0% to 80.0%; real estate – 0% to 5%; cash – 0% to 5%. Except for U.S. Treasuries, no more than 10% of the fixed income portfolio and no more than 5% of the equity portfolio can be invested in securities of any single issuer.
The overall expected long term rate of return was developed using various market assumptions in conjunction with the plans’ targeted asset allocation. The assumptions were based on historical market returns.
Cash Flows
In 2014 and 2013, the Company made contributions to its defined benefit plans of $6.1 million and $27.5 million, respectively and $98.7 million for settlement payments in 2014. The Company estimates that its contributions in 2015 will be approximately $6.5 million for its defined benefit pension plans and $0.8 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2015	$33,380	$812
2016	38,172	709
2017	37,706	685
2018	39,998	619
2019	41,967	596
Years 2020 to 2024	235,515	2,574
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
The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2014	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$—	$—	$—	$—
Common trust funds	—	4,238	—	4,238
Corporate stock	17,878	—	—	17,878
Mutual funds	51,568	100,252	—	151,820
Fixed income investments	1,978	488,399	—	490,377
Real estate	—	—	26,057	26,057
Hedge funds and private equity	—	—	29,417	29,417
Total plan assets	$71,424	$592,889	$55,474	$719,787

As of December 31, 2013	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Temporary cash investments	$—	$—	$—	$—
Common trust funds	—	10,503	—	10,503
Corporate stock	63,313	—	—	63,313
Mutual funds	107,635	164,230	—	271,865
Fixed income investments	6,761	349,904	—	356,665
Real estate	—	—	19,561	19,561
Hedge funds and private equity	—	—	29,339	29,339
Total plan assets	$177,709	$524,637	$48,900	$751,246
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

	Hedge Funds & Private Equity	Real Estate Investments	Total
January 1, 2013	$26,969	$17,181	$44,150
Unrealized gains	3,884	2,380	6,264
Purchases & settlements	(1,514)	—	(1,514)
December 31, 2013	$29,339	$19,561	$48,900
Unrealized gains	2,376	6,496	8,872
Purchases & settlements	(2,298)	—	(2,298)
December 31, 2014	$29,417	$26,057	$55,474

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. Expenses for defined contribution retirement plans were $5.4 million, $5.1 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE I—INCOME TAXES
At December 31, 2014, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $94.7 million, which begin to expire in 2024 if not utilized before then. The deferred tax asset balance includes $2.0 million net of a $0.2 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets.

The significant components of the deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31
	2014	2013
Deferred tax assets:
Net operating loss carryforward and federal credits	$35,902	$36,624
Capital and operating leases	—	2,841
Post-retirement employee benefits	31,067	6,470
Employee benefits other than post-retirement	16,489	16,667
Inventory reserve	2,930	3,050
Deferred revenue	9,154	8,903
Other	1,810	1,262
Deferred tax assets	97,352	75,817
Deferred tax liabilities:
Accelerated depreciation	(164,858)	(155,769)
Partnership items	(9,493)	(9,466)
State taxes	(5,995)	(6,265)
Valuation allowance against deferred tax assets	(229)	(229)
Deferred tax liabilities	(180,575)	(171,729)
Net deferred tax (liability)	$(83,223)	$(95,912)
The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2014	2013	2012
Current taxes:
Federal	$338	$67	$—
Foreign	—	—	337
State	345	425	145
Deferred taxes:
Federal	17,411	17,902	23,454
Foreign	—	—	—
State	1,608	872	736
Total deferred tax expense	19,019	18,774	24,190
Total income tax expense from continuing operations	$19,702	$19,266	$24,672
Income tax expense (benefit) from discontinued operations	$(1,262)	$(2)	$(441)

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign income taxes	—%	—%	0.3%
State income taxes, net of federal tax benefit	2.5%	(234.7)%	0.9%
Tax effect of non-deductible goodwill	—%	(5,121.2)%	—%
Tax effect of other non-deductible expenses	0.8%	(26.4)%	1.1%
Other	(0.2)%	(19.3)%	(0.1)%
Effective income tax rate	38.1%	(5,366.6)%	37.2%
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2014	2013	2012
Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(1.3)%	(1.3)%	(1.3)%
Effective income tax rate	(36.3)%	(36.3)%	(36.3)%
The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2014, 2013 and 2012, the Company's unrecognized tax benefits were $0.0 million, $0.0 million and $0.0 million respectively. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2014, 2013 and 2012.
The Company began to file, effective in 2008, federal tax returns under a common parent of the consolidated group that includes ABX and all the wholly-owned subsidiaries. All returns related to the current consolidated group remain open to examination with the exception of the 2008. The consolidated federal tax returns prior to 2007 remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. State and local returns filed for 2005 through 2013 are generally also open to examination by their respective jurisdictions.

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
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded nets gains on derivatives of $1.1 million, $0.6 million and $1.9 million for the years ending December 31, 2014, 2013 and 2012, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2014		December 31, 2013
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	58,125	(1,071)	65,625	(1,988)
June 30, 2017	1.183%	58,125	(348)	65,625	(527)

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of January 1, 2012	(110,626)	7,504	75	—	(103,047)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(27,518)	168	—	—	(27,350)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	10,681	433	—	—	11,114
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(5,552)	—	—	(5,552)
Hedging gain (reclassified to interest expense)	—	—	(57)	—	(57)
Income Tax (Expense) or Benefit	5,861	1,724	20	—	7,605
Other comprehensive income (loss), net of tax	(10,976)	(3,227)	(37)	—	(14,240)
Balance as of December 31, 2012	(121,602)	4,277	38	—	(117,287)
Other comprehensive income (loss) before reclassifications:
Actuarial gain for retiree liabilities	129,856	474	—	—	130,330
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	12,296	419	—	—	12,715
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(5,654)	—	—	(5,654)
Hedging gain (reclassified to interest expense)	—	—	(50)	—	(50)
Income Tax (Expense) or Benefit	(51,622)	1,729	21	—	(49,872)
Other comprehensive income (loss), net of tax	90,530	(3,032)	(29)	—	87,469
Balance as of December 31, 2013	(31,072)	1,245	9	—	(29,818)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(90,400)	220	—	—	(90,180)
Foreign currency translation adjustment	—	—	—	(1,629)	(1,629)
Amounts reclassified from accumulated other comprehensive income
Pension settlement	11,660	—	—	—	11,660
Actuarial costs (reclassified to salaries, wages and benefits)	(2)	321	—	—	319
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(3,487)	—	—	(3,487)
Hedging gain (reclassified to interest expense)	—	—	(42)	—	(42)
Income Tax (Expense) or Benefit	28,623	1,071	37	570	30,301
Other comprehensive income (loss), net of tax	(50,119)	(1,875)	(5)	(1,059)	(53,058)
Balance as of December 31, 2014	(81,191)	(630)	4	(1,059)	(82,876)

NOTE L—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with vesting periods of approximately a six or twelve months. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Year Ended December 31
	2014		2013		2012
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,477,762	$5.83	1,463,272	$5.97	1,458,037	$5.77
Granted	467,567	7.52	627,488	5.73	601,647	5.93
Converted	(404,179)	6.49	(526,848)	5.72	(472,112)	5.25
Expired	(116,800)	5.70	(68,950)	8.25	—	—
Forfeited	(17,800)	6.26	(17,200)	7.07	(124,300)	6.24
Outstanding at end of period	1,406,550	$6.21	1,477,762	$5.83	1,463,272	$5.97
Vested	555,927	$5.73	506,644	$4.47	736,541	$4.90
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $7.44, $5.46 and $5.63 for 2014, 2013 and 2012, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $7.83, $6.78 and $7.05 for 2014, 2013 and 2012, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2014, 2013 and 2012 using daily stock prices and using the following variables:

	2014	2013	2012
Risk-free interest rate	0.8%	0.4%	0.4%
Volatility	48.9%	61.0%	90.1%
For the years ended December 31, 2014, 2013 and 2012, the Company recorded expense of $2.9 million, $2.7 million and $3.2 million, respectively, for stock incentive awards. At December 31, 2014, there was $2.6 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2014, none of the awards were convertible, 415,550 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,684,250 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2016.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	December 31
	2014	2013	2012
Earnings (loss) from continuing operations	$32,074	$(19,625)	$41,648
Weighted-average shares outstanding for basic earnings per share	64,253	63,992	63,461
Common equivalent shares:
Effect of stock-based compensation awards	958	—	959
Weighted-average shares outstanding assuming dilution	65,211	63,992	64,420
Basic earnings (loss) per share from continuing operations	$0.50	$(0.31)	$0.66
Diluted earnings (loss) per share from continuing operations	$0.49	$(0.31)	$0.65
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 435,600 shares, 481,900 shares and 370,400 shares of restricted stock for 2014, 2013 and 2012, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none, none and 229,000 at December 31, 2014, 2013 and 2012, respectively.

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

	Year Ended December 31
	2014	2013	2012
Total revenues:
CAM	$166,303	$160,342	$154,565
ACMI Services	439,919	444,504	478,993
All other	142,294	117,292	112,343
Eliminate inter-segment revenues	(158,924)	(142,115)	(138,463)
Total	$589,592	$580,023	$607,438
Customer revenues:
CAM	$77,668	$71,604	$74,599
ACMI Services	439,919	444,504	477,722
All other	72,005	63,915	55,117
Total	$589,592	$580,023	$607,438
Depreciation and amortization expense:
CAM	$78,866	$64,096	$59,351
ACMI Services	29,929	27,546	24,599
All other	(541)	107	527
Total	$108,254	$91,749	$84,477
Other Charges
ACMI Services - pension settlement	6,700	—	—
ACMI Services - goodwill impairment	—	52,585	—
Total	$6,700	$52,585	$—
Segment earnings (loss):
CAM	$53,159	$66,208	$68,499
ACMI Services	(12,081)	(78,186)	(14,503)
All other	11,363	12,200	11,650
Net unallocated interest expense	(1,761)	(1,212)	(1,205)
Net gain on derivative instruments	1,096	631	1,879
Pre-tax earnings from continuing operations	$51,776	$(359)	$66,320
The Company's assets are presented below by segment (in thousands):

	December 31,	December 31,	December 31,
	2014	2013	2012
Assets:
CAM	$801,195	$808,987	$810,664
ACMI Services	135,109	141,664	161,650
Discontinued operations	—	294	—
All other	95,325	82,194	63,297
Total	$1,031,629	$1,033,139	$1,035,611
Interest expense of $0.2 million, $0.6 million and $0.9 million for 2014, 2013 and 2012, respectively, was reimbursed through the commercial agreements with DHL and included in the ACMI Services segment earnings above. Interest expense allocated to CAM was $11.8 million, $12.4 million and $12.2 million for the years ending December 31, 2014, 2013 and 2012, respectively.

During 2014, the Company had capital expenditures of $44.6 million and $66.3 million for the ACMI Services and CAM segments, respectively. The ACMI Services segment reflects a goodwill impairment charge of $52.6 million recorded in the fourth quarter of 2013.
Entity-Wide Disclosures
The Company's international revenues were approximately $205.0 million, $235.1 million and $314.2 million for 2014, 2013 and 2012, respectively, derived primarily from international flights departing from or arriving in foreign countries. All revenues from the CMI agreement with DHL are attributed to U.S. operations.
The Company's external customers revenues from other activities for the years ended December 31, 2014, 2013 and 2012 are presented below (in thousands):

	December 31,
	2014	2013	2012
Mail handling services	$34,025	$30,117	$23,671
Aircraft maintenance and part sales	$26,393	$23,175	$21,669
Facility and ground equipment maintenance	11,119	10,030	8,304
Other	468	593	1,473
Total customer revenues	$72,005	$63,915	$55,117

NOTE O—DISCONTINUED OPERATIONS
The Company's results of discontinued operations consist primarily of pension expenses, adjustments to workers compensation liabilities and other benefits for former employees previously associated with ABX's former freight sorting and aircraft fueling services provided to DHL through 2009. ABX sponsors defined benefit plans for retirees that include the former employees of the hub operations. Additionally, ABX is self-insured for medical coverage and workers' compensation. The Company may incur expenses and cash outlays in the future related to pension obligations, reserves for medical expenses and wage loss for former employees. Carrying amounts of significant assets and liabilities of the discontinued operations are below (in thousands):

	December 31
	2014	2013
Assets
Pension assets, net of obligations	—	294
Total Assets	—	294

Liabilities
Employee compensation and benefits	$25,997	$34,007
Post-retirement	10,086	—
Total Liabilities	$36,083	$34,007
The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	December 31
	2014	2013	2012
Pre-tax loss	$(3,477)	$(5)	$(1,215)

NOTE P—QUARTERLY RESULTS (Unaudited)
The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Revenues from continuing operations	$143,593	$149,618	$138,443	$157,938
Net earnings from continuing operations	6,522	9,298	9,595	6,659
Net earnings (loss) from discontinued operations	211	211	312	(2,948)
Weighted average shares:
Basic	64,148	64,285	64,286	64,289
Diluted	65,141	65,207	65,271	65,222
Earnings per share from continuing operations
Basic	$0.10	$0.14	$0.15	$0.10
Diluted	$0.10	$0.14	$0.15	$0.10
2013
Revenues from continuing operations	$143,279	$138,904	$140,877	$156,963
Net earnings (loss) from continuing operations	8,501	6,915	7,799	(42,840)
Net loss from discontinued operations	(1)	(1)	—	(1)
Weighted average shares:
Basic	63,810	64,050	64,052	64,054
Diluted	64,524	64,859	65,036	64,054
Earnings (loss) per share from continuing operations
Basic	$0.13	$0.11	$0.12	$(0.67)
Diluted	$0.13	$0.11	$0.12	$(0.67)

1.	In the fourth quarter of 2013, the Company recorded an impairment charge of $52.6 million on goodwill (see Note C).

2.	In the fourth quarter of 2014, the Company recorded pre-tax pension settlement charges of $6.7 million to continued operations and $5.0 million to discontinued operations (see Note H).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on management’s assessment of those criteria, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

March 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principle financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitation of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatement due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 9, 2015 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph regarding the Company’s two principal customers.
/s/ DELOITTE & TOUCHE LLP
Dayton, Ohio
March 9, 2015

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.”
Executive Officers
The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	60
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

Quint O. Turner	52
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

Richard F. Corrado	55	Chief Commercial Officer, Air Transport Services Group, Inc., and President of Cargo Aircraft Management, Inc. since April 2010. President of Airborne Global Solutions, Inc. since July 2010.

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

W. Joseph Payne	51
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

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are incorporated herein by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements
The following are filed in Part II, item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2014	$716,913	$137,555	$42,593	$811,875
December 31, 2013	748,929	193,046	225,062	716,913
December 31, 2012	433,671	347,686	32,428	748,929
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

Material Contracts

10.1	Director compensation fee summary. (9)
10.2	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (2)

10.3	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (3)

10.4	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (4)

10.5	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (5)

10.6	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (8)

10.7	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (8)

10.8	Amended and Restated First Non-Negotiable Promissory Note between ABX Air, Inc., as maker, and DHL Express (USA), Inc., as holder, dated May 8, 2009. (7)

10.9	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009. (7)

10.10	Lease Assumption and Option Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated May 29, 2009. (7)

10.11	Air Transportation Services Agreement between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010. (10)

10.12
Mutual Termination Agreement and Release, made among DPWN Holdings (USA), Inc., DHL Network Operations (USA), Inc., DHL Express (USA), Inc., Air Transport Services Group, Inc., and ABX Air, Inc., dated March 29, 2010. (10)

10.13	Second Amendment to Lease Assumption and Option Agreement and Exercise of Lease Option, between DHL Network Operations (USA), Inc. and ABX Air, Inc., dated March 29, 2010. (10)

10.14	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (11)

10.15	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (11)

10.16	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (22)

10.17	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (12)

10.18	Letter Agreement, dated October 15, 2010, between Precision Conversions, LLC and Cargo Aircraft Management, Inc. (13)

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

10.33
Second Amendment to the Credit Agreement, dated October 22, 2013, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agents. (21)

10.34
Third Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated May 6, 2014, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders", and SunTrust Bank as Administrative Agent. (23)

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (1)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	The Company's Code of Ethics can be accessed from the Company's Internet website at www.atsginc.com.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.

(6)	Incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission.

(9)
Incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed March 28, 2014 with the Securities and Exchange Commission.

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

(19)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 18, 2013.

(20)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2013.

(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2013.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2015
Joseph C. Hete
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ JAMES H. CAREY	Director and Chairman of the Board	March 9, 2015
James H. Carey

/S/ RICHARD M. BAUDOUIN	Director	March 9, 2015
Richard M. Baudouin

/S/ JOSEPH C. HETE	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2015
Joseph C. Hete

/S/ ARTHUR J. LICHTE	Director	March 9, 2015
Arthur J. Lichte

/S/ RANDY D. RADEMACHER	Director	March 9, 2015
Randy D. Rademacher

/S/ J. CHRISTOPHER TEETS	Director	March 9, 2015
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 9, 2015
Jeffrey J. Vorholt

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2015
Quint O. Turner