Form 10-Q
period 2015-03-31
Air Transport Services Group, Inc.
filed 2015-05-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of May 8, 2015, 65,234,555 shares of the registrant’s common stock, par value $0.01, were outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included on the Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 9, 2015.
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
FORWARD LOOKING STATEMENTS
Statements contained in this Quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2014 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31
	2015	2014
REVENUES	$147,025	$143,593
OPERATING EXPENSES
Salaries, wages and benefits	43,679	43,065
Fuel	10,778	12,260
Maintenance, materials and repairs	22,693	24,879
Depreciation and amortization	28,993	24,979
Travel	4,423	4,573
Rent	4,207	7,310
Landing and ramp	2,708	2,738
Insurance	1,258	1,205
Other operating expenses	10,757	8,748
	129,496	129,757
OPERATING INCOME	17,529	13,836
OTHER INCOME (EXPENSE)
Interest income	22	19
Net gain (loss) on derivative instruments	(13)	299
Interest expense	(3,065)	(3,823)
	(3,056)	(3,505)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,473	10,331
INCOME TAX EXPENSE	(5,578)	(3,809)
EARNINGS FROM CONTINUING OPERATIONS	8,895	6,522
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	214	211
NET EARNINGS	$9,109	$6,733

BASIC EARNINGS PER SHARE
Continuing operations	$0.14	$0.10
Discontinued operations	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.14	$0.10

DILUTED EARNINGS PER SHARE
Continuing operations	$0.14	$0.10
Discontinued operations	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.14	$0.10

WEIGHTED AVERAGE SHARES
Basic	64,454	64,148
Diluted	65,337	65,141

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
NET EARNINGS	$9,109	$6,733
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	1,142	(1)
Defined Benefit Post-Retirement	(40)	(504)
Losses on Derivatives	(6)	(7)
Foreign Currency Translation	(440)	—

TOTAL COMPREHENSIVE INCOME, net of tax	$9,765	$6,221

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,612	$30,560
Accounts receivable, net of allowance of $693 in 2015 and $812 in 2014	44,591	43,513
Inventory	10,313	10,665
Prepaid supplies and other	9,274	11,898
Deferred income taxes	19,770	19,770
Aircraft and engines held for sale	665	715
TOTAL CURRENT ASSETS	105,225	117,121
Property and equipment, net	857,450	847,268
Other assets	26,776	28,230
Goodwill and acquired intangibles	38,940	39,010
TOTAL ASSETS	$1,028,391	$1,031,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,339	$40,608
Accrued salaries, wages and benefits	22,383	25,633
Accrued expenses	8,412	8,201
Current portion of debt obligations	24,507	24,344
Unearned revenue	9,850	12,914
TOTAL CURRENT LIABILITIES	101,491	111,700
Long term debt	312,011	319,750
Post-retirement obligations	88,915	92,050
Other liabilities	59,735	57,647
Deferred income taxes	108,820	102,993
TOTAL LIABILITIES	670,972	684,140
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 65,119,626 and 64,854,950 shares issued and outstanding in 2015 and 2014, respectively	651	649
Additional paid-in capital	526,832	526,669
Accumulated deficit	(87,844)	(96,953)
Accumulated other comprehensive loss	(82,220)	(82,876)
TOTAL STOCKHOLDERS’ EQUITY	357,419	347,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,028,391	$1,031,629

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2015	2014
OPERATING ACTIVITIES:
Net earnings from continuing operations	$8,895	$6,522
Net loss from discontinued operations	214	211
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,993	24,979
Reclassification of pension and post-retirement balance	1,730	(793)
Deferred income taxes	5,440	3,696
Amortization of stock-based compensation	755	570
Amortization of DHL promissory note	(1,550)	(1,550)
Net gain on derivative instruments	13	(299)
Changes in assets and liabilities:
Accounts receivable	(901)	1,650
Inventory and prepaid supplies	2,578	(5,045)
Accounts payable	799	(3,627)
Unearned revenue	(1,234)	(1,371)
Accrued expenses, salaries, wages, benefits and other liabilities	(2,798)	209
Pension and post-retirement	(3,140)	(2,463)
Other	(456)	(887)
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,338	21,802
INVESTING ACTIVITIES:
Capital expenditures	(43,440)	(4,362)
Proceeds from property and equipment	180	190
Investment in nonconsolidated affiliate	—	(15,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(43,260)	(19,172)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(26,026)	(23,374)
Proceeds from borrowings	20,000	15,000
Funding for hangar construction	—	1,147
NET CASH (USED IN) FINANCING ACTIVITIES	(6,026)	(7,227)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,948)	(4,597)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,560	31,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,612	$27,102

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$2,952	$3,616
Federal alternative minimum and state income taxes paid	$272	$55
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$1,550	$1,550
Accrued capital expenditures	$2,987	$225

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
Basis of Presentation
The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of management, but actual results could differ materially.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 unless FASB elects to delay the effective date. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on the Company's consolidated financial position, results of operations or cash flows and related disclosures.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting ASU 2015-03 to be material to the Company’s financial statements and related disclosures.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL. The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 52% and 56% of the Company's consolidated revenues from continuing operations for the three month periods ending March 31, 2015 and 2014, respectively. The Company’s balance sheets include accounts receivable with DHL of $12.4 million and $12.2 million as of March 31, 2015 and December 31, 2014, respectively.
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
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 16% and 16% of the Company's total revenues from continuing operations for the three month periods ending March 31, 2015 and 2014, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $8.6 million and $6.0 million as of March 31, 2015 and December 31, 2014, respectively.

NOTE C—GOODWILL, ACQUIRED INTANGIBLES AND EQUITY INVESTMENTS
The Company has one reporting unit that has goodwill, CAM. The carrying amounts of goodwill are as follows (in thousands):

	CAM	Total
Carrying value as of December 31, 2014	$34,395	$34,395
Carrying value as of March 31, 2015	$34,395	$34,395

The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2014	$1,615	$3,000	$4,615
Amortization	(70)	—	(70)
Carrying value as of March 31, 2015	$1,545	$3,000	$4,545
The customer relationship intangible amortizes through 2020. The airline certificates have an indefinite life and therefore are not amortized.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 40 aircraft primarily in Europe. West operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, Boeing 737 and Boeing 767 aircraft.
The Company has significant influence, but does not exercise control, over West. Accordingly, the investment in West is accounted for using the equity method of accounting and was initially recognized at cost. The Company’s carrying value of West was $13.0 million and $13.8 million at March 31, 2015 and December 31, 2014, respectively, including $5.5 million of excess purchase price over the Company's proportional fair value of West's net assets in January of 2014. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2015	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$24	$4,884	$—	$4,908
Total Assets	$24	$4,884	$—	$4,908
Liabilities
Interest rate swap	$—	$(1,432)	$—	$(1,432)
Total Liabilities	$—	$(1,432)	$—	$(1,432)

As of December 31, 2014	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$2,306	$—	$2,326
Total Assets	$20	$2,306	$—	$2,326
Liabilities
Interest rate swap	$—	$(1,419)	$—	$(1,419)
Total Liabilities	$—	$(1,419)	$—	$(1,419)

As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $0.2 million less than the carrying value, which was $336.5 million at March 31, 2015. As of December 31, 2014, the fair value of the Company’s debt obligations was approximately $2.5 million more than the carrying value, which was $344.1 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Flight equipment	$1,325,289	$1,285,966
Ground equipment	33,660	33,677
Leasehold improvements, facilities and office equipment	25,148	25,180
Aircraft modifications and projects in progress	14,083	18,612
	1,398,180	1,363,435
Accumulated depreciation	(540,730)	(516,167)
Property and equipment, net	$857,450	$847,268
CAM owned aircraft with a carrying value of $298.7 million and $289.5 million that were under leases to external customers as of March 31, 2015 and December 31, 2014, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $0.7 million and $0.7 million as of March 31, 2015 and December 31, 2014, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Unsubordinated term loan	$112,500	$116,250
Revolving credit facility	180,000	180,000
Aircraft loans	44,018	46,294
Promissory note due to DHL, unsecured	—	1,550
Total long term obligations	336,518	344,094
Less: current portion	(24,507)	(24,344)
Total long term obligations, net	$312,011	$319,750
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. On May 8, 2015, the Company executed an amendment to the Senior Credit Agreement (the "Fifth Credit Amendment"). The Fifth Credit Amendment extended the maturity of the term loan and revolving credit facility to May 5, 2020, increased the capacity of the Revolving credit facility by $50.0 million to $325.0 million, increased the permitted additional indebtedness by $50.0 million to $150.0 million, and retained the accordion feature whereby the Company can draw up to an additional $50.0 million subject to the lenders' consent. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $325.0 million as of May 8, 2015. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 1.93% and 1.93%, respectively. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of March 31, 2015, the unused revolving credit facility totaled $85.9 million, net of draws of $180.0 million and outstanding letters of credit of $9.1 million.
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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under long-term lease agreements with a regional port authority. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. Additionally, the Company leases certain equipment and airport facilities, office space and maintenance facilities at locations outside of the airpark in Wilmington.
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
Employees Under Collective Bargaining Agreements
As of March 31, 2015, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

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
The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement costs. The assumptions considered most sensitive in actuarially valuing ABX’s pension obligations and determining related expense amounts are discount rates and expected long term investment returns on plan assets. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations. The Company's net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2015	2014	2015	2014
Service cost	$—	$—	$44	$60
Interest cost	8,646	9,879	48	71
Expected return on plan assets	(11,020)	(11,528)	—	—
Amortization of prior service cost	—	—	(136)	(872)
Amortization of net (gain) loss	1,793	(1)	73	80
Net periodic benefit cost (gain)	$(581)	$(1,650)	$29	$(661)

During the three month period ending March 31, 2015, the Company contributed $0.6 million to the pension plans. The Company expects to contribute an additional $5.9 million during the remainder of 2015.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2015 have been estimated utilizing a 38.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2015 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes until 2017 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

NOTE J—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of term loan. Accordingly, the Company entered into interest rate swaps, which are described in the table below (in thousands):

		March 31, 2015		December 31, 2014
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	56,250	(913)	58,125	(1,071)
June 30, 2017	1.183%	56,250	(519)	58,125	(348)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net effects on derivatives of a $0.0 million loss and a $0.3 million gain for the three month periods ending March 31, 2015 and 2014, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three month periods ending March 31, 2015 and 2014 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of December 31, 2013	(31,072)	1,245	9	—	(29,818)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	(1)	80	—	—	79
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(872)	—	—	(872)
Hedging gain (reclassified to interest expense)	—	—	(11)	—	(11)
Income Tax (Expense) or Benefit	—	288	4	—	292
Other comprehensive income (loss), net of tax	(1)	(504)	(7)	—	(512)
Balance as of March 31, 2014	(31,073)	741	2	—	(30,330)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of December 31, 2014	(81,191)	(630)	4	(1,059)	(82,876)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(677)	(677)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,793	73	—	—	1,866
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(136)	—	—	(136)
Hedging gain (reclassified to interest expense)	—	—	(9)	—	(9)
Income Tax (Expense) or Benefit	(651)	23	3	237	(388)
Other comprehensive income (loss), net of tax	1,142	(40)	(6)	(440)	656
Balance as of March 31, 2015	(80,049)	(670)	(2)	(1,499)	(82,220)

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

	Three Months Ended
	March 31, 2015		March 31, 2014
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,406,550	$6.21	1,477,762	$5.83
Granted	390,200	9.61	467,567	7.52
Converted	(142,562)	7.05	(68,950)	11.17
Expired	—	—	—	—
Forfeited	—	—	(2,600)	5.79
Outstanding at end of period	1,654,188	$6.94	1,873,779	$6.06
Vested	443,988	$5.61	517,379	$5.27
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2015 was $9.22, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2015 was $10.99. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 0.9% and a volatility of 41.5% based on volatility over three years using daily stock prices.
For the three month periods ended March 31, 2015 and 2014, the Company recorded expense of $0.8 million and $0.6 million, respectively, for stock incentive awards. At March 31, 2015, there was $5.4 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.7 years. As of March 31, 2015, none of the awards were convertible, 443,988 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,961,038 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2017.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending March 31,
	2015	2014
Earnings from continuing operations	$8,895	$6,522
Weighted-average shares outstanding for basic earnings per share	64,454	64,148
Common equivalent shares:
Effect of stock-based compensation awards	883	993
Weighted-average shares outstanding assuming dilution	65,337	65,141
Basic earnings per share from continuing operations	$0.14	$0.10
Diluted earnings per share from continuing operations	$0.14	$0.10
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none and none at March 31, 2015 and 2014, respectively.

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

	Three Months Ending March 31,
	2015	2014
Total revenues:
CAM	$42,854	$40,635
ACMI Services	105,468	108,596
All other	35,606	26,808
Eliminate inter-segment revenues	(36,903)	(32,446)
Total	$147,025	$143,593
Customer revenues:
CAM	$19,881	$18,413
ACMI Services	105,468	108,596
All other	21,676	16,584
Total	$147,025	$143,593
Depreciation and amortization expense:
CAM	$20,910	$18,345
ACMI Services	8,091	6,835
All other	(8)	(201)
Total	$28,993	$24,979
Segment earnings (loss):
CAM	$14,438	$14,440
ACMI Services	(2,571)	(7,046)
All other	3,076	3,017
Net unallocated interest expense	(457)	(379)
Net gain on derivative instruments	(13)	299
Pre-tax earnings from continuing operations	$14,473	$10,331
The Company's assets are presented below by segment (in thousands):

	March 31,	December 31,
	2015	2014
Assets:
CAM	$796,980	$801,195
ACMI Services	141,878	135,109
All other	$89,533	$95,325
Total	$1,028,391	$1,031,629
Interest expense allocated to CAM was $2.6 million and $3.3 million for the three month periods ending March 31, 2015 and 2014, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2014.

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
At March 31, 2015, the Company's combined freighter aircraft fleets consisted of 36 Boeing 767-200 aircraft, 10 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"), which accounted for 52% of the Company's consolidated revenues for the first three months of 2015 compared with 56% of the Company's consolidated revenues in the corresponding period in 2014. The Company has had long term contracts with DHL since August 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases 13 Boeing 767-200 freighter aircraft from CAM and ABX operates those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The CMI agreement pricing is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The initial term of the CMI agreement was five years, ending March 31, 2015 while the terms of the aircraft leases were seven years. In January 2015, the Company and DHL entered into an amended and restated CMI agreement ("restated CMI agreement") under which ABX continues to operate Boeing 767 aircraft for DHL, adds at least two Boeing 767 aircraft leases and extends the existing 13 long term aircraft leases through March of 2019. As a result, effective April 1, 2015, CAM leases to DHL two Boeing 767 aircraft that previously supported DHL under short-term arrangements, the existing monthly aircraft lease rates for the Boeing 767-200 freighter aircraft declined approximately 5% and all Boeing 767 aircraft lease terms with DHL were extended through March 2019. ABX continues to operate and maintain the aircraft through March 2019 under the restated CMI agreement. Under the new pricing structure of the restated CMI agreement, ABX assumes responsibility for the costs of complying with FAA airworthiness directives, the costs of Boeing 767 airframe maintenance and certain engine maintenance events for the DHL leased aircraft that it operates. While the Company's operating results will be negatively impacted by provisions of the restated CMI agreement, we project that the reduced earnings from the CMI operations for DHL will be offset through additional aircraft lease revenues, international ACMI opportunities, cost controls and aircraft maintenance growth.
During the first quarter ended March 31, 2015, ABX operated the 13 CAM-owned Boeing 767 aircraft leased to DHL under long-term leases and ABX operated seven other Boeing 767 aircraft primarily in DHL's U.S network under contracts and arrangements having durations of one year or less. Additionally, ATI provided four Boeing 757 freighter aircraft to DHL's U.S. network.
The U.S. Military comprised 16% and 16% of the Company's consolidated revenues during the three month periods ending March 31, 2015 and 2014, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S.

Military. During 2013, ATI retired its four DC-8 combi aircraft and replaced them with three Boeing 757 combi aircraft operating for the U.S. Military. Our fourth and final Boeing 757 combi aircraft entered service in the first quarter of 2014 after completing the necessary regulatory certification and serves as a maintenance spare.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $3.4 million to $147.0 million during the first quarter of 2015 compared to 2014. Excluding directly reimbursed revenues, customer revenues increased 4%, or by $5.5 million during the first quarter of 2015 compared with 2014. Increased external customer revenues from CAM, aircraft maintenance and support services were offset by lower revenues from the ACMI services segment. ACMI services revenues declined due to a reduction in the number of aircraft operated by our airlines. Since mid-2014, four of our aircraft have been removed from ACMI services and leased by CAM to external customers.
The consolidated net earnings from continuing operations were $8.9 million and $6.5 million for the first quarter of 2015 and 2014, respectively. The pre-tax earnings from continuing operations were $14.5 million and $10.3 million for the first quarter of 2015 and 2014, respectively. Pre-tax earnings from continuing operations for the first quarter of 2015 increased compared to 2014, driven primarily by the ACMI services segment. Improved earnings reflect better fleet utilization and lower aircraft maintenance expenses in the ACMI services segment compared to 2014.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending March 31
	2015	2014
Revenues from Continuing Operations:
CAM	$42,854	$40,635
ACMI Services
Airline services	86,419	87,507
Reimbursable	19,049	21,089
Total ACMI Services	105,468	108,596
Other Activities	35,606	26,808
Total Revenues	183,928	176,039
Eliminate internal revenues	(36,903)	(32,446)
Customer Revenues	$147,025	$143,593

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$14,438	$14,440
ACMI Services	(2,571)	(7,046)
Other Activities	3,076	3,017
Net unallocated interest expense	(457)	(379)
Net gain (loss) on derivative instruments	(13)	299
Pre-Tax Earnings from Continuing Operations	14,473	10,331
Less Net gain (loss) on derivative instruments	13	(299)
Adjusted Pre-Tax Earnings	$14,486	$10,032
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

CAM
Through CAM, we offer aircraft leasing and related services to external customers and also lease aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of March 31, 2015, CAM had a fleet of 54 freighter aircraft, 28 of them leased internally to the Company's airlines, 24 leased to external customers and two that were available for lease. CAM's revenues grew $2.2 million during the first quarter of 2015 compared to 2014, primarily as a result of additional aircraft leases to external customers. As of March 31, 2015 and 2014, CAM had 24 and 20 aircraft under lease to external customers, respectively. Revenues from external customers totaled $19.9 million and $18.4 million for the first quarter of 2015 and 2014, respectively. CAM's revenues from the Company's airlines totaled $23.0 million during the first quarter of 2015, compared to $22.2 million for the corresponding period in 2014.
CAM's revenues during the first quarter of 2015 reflect only partial period revenues on three freighter aircraft that were transferred among its customers. During the first quarter of 2015, CAM placed one Boeing 767-300 freighter aircraft it had available for lease with an external airline. CAM purchased one Boeing 767-300 freighter aircraft in February of 2015 and leased the aircraft internally to ABX. In April 2015, CAM began to earn external customer revenues on long-term leases for two Boeing 767-300 and one Boeing 767-200 aircraft previously leased internally; and one Boeing 767-200 aircraft that was not under lease during March 2015.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $14.4 million and $14.4 million during the first quarters of 2015 and 2014, respectively. The flat earnings from the first quarter of 2014 to 2015 reflect additional external lease revenues offset by higher depreciation expense for five additional Boeing 767 and Boeing 757 aircraft that were added since the beginning of 2014. Also, CAM has incurred additional administrative expenses to place and support the larger fleet of Boeing 767 and 757 aircraft. Administrative expenses included international legal counsel, aircraft records review and other professional services.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of March 31, 2015, ACMI Services included 41 in-service aircraft, including 28 leased internally from CAM and 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
Revenues from ACMI Services were $105.5 million and $108.6 million during the first quarter of 2015 and 2014, respectively. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined $1.1 million. Revenue declined due to a fewer number of aircraft operated by our airlines. Since the beginning of 2014 the combined freighter fleet operated by our airlines decreased by seven aircraft through March 31, 2015. Between mid-2014 and March 31, 2015, the airlines returned four aircraft to CAM, which subsequently leased the aircraft to external customers, returned four DHL-owned Boeing 767-200's, returned another Boeing 767 aircraft to CAM which is being prepped for an external customer, and added a Boeing 767-300 and a Boeing 757 combi to their operations. Billable block hours declined 6% for the first quarter of 2015 compared with 2014, reflecting the fewer number of aircraft in service.
ACMI Services incurred pre-tax losses of $2.6 million during the first quarter of 2015, compared to pre-tax losses of $7.0 million for the first quarter of 2014. Smaller pre-tax losses in 2015 compared to 2014 were primarily a result of improved fleet utilization, lower aircraft maintenance expense and reduced airline personnel expenses. Since mid-2014, ACMI Services returned underutilized aircraft to CAM, which subsequently leased those aircraft to external customers. Additionally, engine maintenance and airframe maintenance expenses declined due to the operation of fewer aircraft and the timing of aircraft maintenance events. The number of aircraft maintenance events such as airframe checks and unscheduled engine repairs can vary and the work scope of such events can vary among periods.

We expect the recent operational improvements in ACMI Services to continue during 2015. However, due to higher pension expense as actuarially determined, aircraft maintenance schedules and the new pricing structure under the restated CMI, we expect this segment to generate a pre-tax loss for the full year in 2015. Under the new pricing structure of the restated CMI agreement, ABX assumed responsibility, effective April 1, 2015, for the cost of complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to DHL that it operates. Achieving profitability in the ACMI Services segment will depend on new revenue opportunities for airline services, the number of aircraft we operate, crewmember productivity, the cost of employee benefits and other factors. Our airlines may return underutilized aircraft to CAM for lease to external customers after considering a number of factors, including the duration of the customer commitment, the underlying credit quality of the customer and market pricing for each opportunity. In April 2015, four aircraft previously leased internally to ABX and operated for customers, were converted to long-term external customer leases. Two of the aircraft are being operated by ABX for DHL under the restated CMI agreement. The aircraft lease revenues and related asset expenses will be borne by CAM beginning in April 2015. The ACMI Services segment currently has two aircraft that are underutilized at this time.
Other Activities
We sell aircraft parts and provide aircraft maintenance and modification services primarily through the Company's aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"). We also provide services to the U.S. Postal Service (“USPS”), which mainly consists of sorting services at five USPS facilities. Additionally, we lease and maintain ground support equipment and provide facility maintenance services. Other activities also include the management of workers' compensation claims under an agreement with DHL and gains from the reduction in employee post-retirement obligations.
External customer revenues from all other activities were $21.7 million and $16.6 million for the three month periods ending March 31, 2015 and 2014, respectively. Revenues from aircraft maintenance services for external customers increased by $3.6 million during the first three months of 2015 compared to the corresponding period of 2014 reflecting an additional maintenance hangar which began operations in mid-2014. Additionally, revenues from our services for the USPS increased $1.0 million during the first three months of 2015 compared to the corresponding period of 2014 due to higher volumes at the facilities we operate.
The pre-tax earnings from other activities were $3.1 million and $3.0 million for the three month periods ending March 31, 2015 and 2014, respectively. Improved earnings from our maintenance operations and USPS services were partially offset by the lower gains from the reduction of employee benefit obligations and additional administrative expenses during the three month period ending March 31, 2015 compared to the corresponding period in 2014.
The Company has been providing mail sorting services to the USPS since September 2004. The contracts for the five facilities we service have been extended from their original expiration dates in 2014 and are currently scheduled to expire in September 2015. During the interim, we understand the USPS may request bid proposals. The contract for some or all of these facilities may not be renewed.
Discontinued Operations
Pre-tax gains related to the former sorting operations were $0.3 million for both the three month periods ending March 31, 2015 and 2014. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub services agreement with DHL.

Fleet Summary 2015
The Company’s cargo aircraft fleet is summarized below as of March 31, 2015 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	13	21	34
Boeing 767-300	7	3	10
Boeing 757-200	4	—	4
Boeing 757-200 Combi	4	—	4
Total	28	24	52
Carrying value			$740,525
Other aircraft
Owned Boeing 767 available or staging for lease	—	2	2
As of March 31, 2015, ACMI Services leased all 28 of its in-service aircraft internally from CAM. As of March 31, 2015, 13 of CAM's 21 Boeing 767-200 aircraft were leased to DHL and operated by ABX. CAM leased the other eight Boeing 767-200 and three Boeing 767-300 aircraft to external airlines.
Aircraft fleet activity during the first three months of 2015 is summarized below:
- Two DHL owned Boeing 767-200 aircraft, previously leased by ABX for operation in DHL's network, were returned to DHL.
- CAM placed one Boeing 767-300 freighter aircraft that had been available for lease with an external customer in February 2015 under a multi-year lease.
- In February 2015, CAM purchased the Boeing 767-300 freighter aircraft that ABX was leasing from an external lessor and began to lease it to ABX.
- ABX returned one Boeing 767-200 to CAM, which began prepping the aircraft for a lease with an external lessor beginning in April 2015.
- An external lessor returned a Boeing 767-200 to CAM and that aircraft is now available for lease.
The table above does not reflect CAM's only Boeing 767-200 passenger aircraft. This aircraft was under lease to an external airline.

Expenses from Continuing Operations
Salaries, wages and benefits expense increased $0.6 million during the quarter ended March 31, 2015, compared to the corresponding period of 2014 primarily due to higher pension expense offset by a reduction in the number of airline employees. Pension expense for continuing operations increased $1.1 million for the first three months of 2015 compared to 2014, due to a lower interest rate on pension plan obligations at the beginning of 2015. While the number of airline employees declined, the number of employees for maintenance and other support services increased compared to the previous year.
Fuel expense decreased by $1.5 million during the quarter ended March 31, 2015, compared to the corresponding period of 2014. Fuel expense reflects the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL and fuel used to position aircraft for service and for maintenance purposes. The cost of fuel declined due to lower prices for aviation fuel. The average price per gallon of fuel decreased about 17% for the first quarter of 2015 compared to 2014.
Maintenance, materials and repairs expense decreased by $2.2 million during the quarter ended March 31, 2015, compared to the corresponding period of 2014. Maintenance expense decreased due to lower engine maintenance expense, fewer block hours flown and fewer heavy airframe checks performed during 2015 compared to 2014. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks, unscheduled maintenance events and the scope of the maintenance tasks required during a period.
Depreciation and amortization expense increased $4.0 million during the quarter ended March 31, 2015, compared to the corresponding period of 2014. The increase in depreciation expense reflects incremental depreciation expense for four Boeing 767 aircraft and one Boeing 757 combi aircraft added to the in-service fleet since the beginning of 2014, offset by the removal of the DC-8 combi aircraft from service.
Travel expense decreased by $0.2 million during the quarter ended March 31, 2015, compared to the corresponding period of 2014. The decrease primarily reflects the lower level of airline headcount during the first quarter of 2015 compared to 2014.
Rent expense decreased by $3.1 million during the quarter ended March 31, 2015, compared to the corresponding period of 2014. Rent expense decreased primarily due to the purchase of two Boeing 767-300 aircraft in October of 2014 which were previously leased from an external provider during the first quarter of 2014.
Landing and ramp expense, which includes the cost of deicing chemicals, remained flat during the quarter ended March 31, 2015, compared to the corresponding period of 2014.
Insurance expense increased by $0.1 million during the quarter ended March 31, 2015, compared to the corresponding period of 2014.
Other operating expenses increased by $2.0 million during the quarter ended March 31, 2015, compared to the corresponding period of 2014. Other operating expenses include professional fees, navigational services, employee training, utilities, and the cost of parts sold to customers. Operating expenses also include net gains associated with the sale of spare aircraft engines. Other operating expenses increased due to additional parts sold to aircraft maintenance customers and lower gains from the sale of spare equipment during 2014.
Interest expense decreased by $0.8 million during the quarter ended March 31, 2015, compared to the corresponding period of 2014. Interest expense decreased due to a lower average debt level and lower interest rates on the Company's outstanding loans during the first quarter of 2015 compared to 2014.
The Company recorded pre-tax net losses on derivatives of less than $0.1 million during the quarter ended March 31, 2015 compared to pre-tax net gains of $0.3 million during the corresponding quarter of 2014, reflecting the impact of fluctuating market interest rates.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2015 have been estimated utilizing a 38.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2015 will depend on the actual amount of pre-tax book income generated by the Company for the full year. The effective tax rate from continuing operations for the three month period ended March 31, 2014 was 36.9% based on projections of taxable income and tax deductions at that time. The effective tax rate increased during the first three months of 2015 compared to the corresponding period of 2014, because we expect proportionally more earnings to occur in the U.S. during 2015
As of December 31, 2014, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $94.7 million, which will begin to expire in 2024 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2017 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights are primarily sourced to the United States under international aviation agreements and treaties. If we begin to operate in countries without such agreements, the Company could incur additional foreign income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $39.3 million and $21.8 million for the first three months of 2015 and 2014, respectively. Improved cash flows generated from operating activities was driven by faster customer payments since the first quarter of 2014, and reflects more aircraft leases and the timing of customer aircraft maintenance projects, both of which are typically paid faster than revenues related to ACMI services. Cash outlays for pension contributions for the first three months of 2015 were $0.6 million compared to $0.7 million for the corresponding period of 2014.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $43.4 million and $4.4 million for the first three months of 2015 and 2014, respectively. Capital expenditures in 2015 included the acquisition of one Boeing 767-300 aircraft and next generation navigation and communication modifications. Capital expenditures during 2015 for required heavy maintenance were $14.1 million, and $7.8 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in the first quarter of 2014 included $0.1 million for the costs of completing the Boeing 757 and Boeing 767 aircraft modifications, $0.6 million for required heavy maintenance, $1.4 million for construction of the new aircraft hangar and $2.3 million for other equipment costs, including the purchases of aircraft engines and rotables. During the first quarter of 2014, we made an investment in West Atlantic AB for $15 million.
Net cash used for financing activities was $6.0 million for the first three months of 2015 compared to $7.2 million of cash used in the corresponding period of 2014. During the first three months of 2015, we drew $20.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $26.0 million. During the first three months of 2014, we drew $15.0 million from the revolving credit facility to fund the investment in West Atlantic AB and capital spending, and we made debt principal payments of $23.4 million. Additionally, $1.6 million of the principal balance of the DHL promissory note was extinguished during the first three months of 2015 and 2014, respectively, pursuant to the CMI agreement with DHL.
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
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $112.5 million and a revolving credit facility from which the Company has drawn $180.0 million, net of repayments as of March 31, 2015. On May 8, 2015, the Company executed the fifth amendment to the Senior Credit Agreement (the "Fifth Credit Amendment"). The Fifth Credit Amendment increased the capacity of the Revolving credit facility by $50.0 million to $325.0 million, increased the permitted additional indebtedness by $50.0 million to $150.0 million, and retained the accordion feature whereby the Company can draw up to an additional $50.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $325 million. Beginning May 5, 2016, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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

Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 1.93%.
At March 31, 2015, the Company had $20.6 million of cash balances. The Company had $85.9 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $9.1 million. As specified under the terms of ABX's CMI agreement with DHL, the unsecured note payable to DHL extinguished without payment at March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2015, we were not involved in any material unconsolidated SPE transactions.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
No significant changes have occurred to the market risks the Company faces since information about those risks were disclosed in item 7A of the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2015.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2014 Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 9, 2015. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 5. OTHER
None.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

10.1
Amended and Restated Air Transportation Services Agreement between DHL Network Operations (USA), Inc., ABX Air, Inc. and Cargo Aircraft Management, Inc., dated January 14, 2015, filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

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

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	May 8, 2015

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 8, 2015	and Principal Accounting Officer)