Form 10-Q/A
period 2015-03-31
Air Transport Services Group, Inc.
filed 2015-08-07
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
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

EXPLANATORY NOTE
Air Transport Services Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended March 31, 2015 in response to comments received by the Company from the Securities and Exchange Commission regarding the Company’s request for confidential treatment of certain portions of the Amended and Restated Air Transportation Services Agreement between DHL Network Operations (USA), Inc., ABX Air, Inc. and Cargo Aircraft Management, Inc., dated January 14, 2015 (the Amended and Restated ATSA”), filed as Exhibit 10.1 to the original Form 10-Q. The Company is filing this Amendment for the sole purpose of disclosing language in the Amended and Restated ATSA, Exhibit D to the Amended and Restated ATSA and Exhibit F to the Amended and Restated ATSA that the Company previously redacted from the version of Exhibit 10.1 it filed with the original Form 10-Q pursuant to the Company’s request for confidential treatment.
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

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	August 7, 2015

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 7, 2015	and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

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

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (which was filed on May 8, 2015) (File No. 1-11593)).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (which was filed on May 8, 2015) (File No. 1-11593)).

101.INS
XBRL Instance Document (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (which was filed on May 8, 2015) (File No. 1-11593) [Exhibit 101.INS]).

101.SCH
XBRL Taxonomy Extension Schema Document (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (which was filed on May 8, 2015) (File No. 1-11593) [Exhibit 101.SCH]).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (which was filed on May 8, 2015) (File No. 1-11593) [Exhibit 101.CAL]).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (which was filed on May 8, 2015) (File No. 1-11593) [Exhibit 101.DEF]).

101.LAB
XBRL Taxonomy Extension Labels Linkbase Document (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (which was filed on May 8, 2015) (File No. 1-11593) [Exhibit 101.LAB]).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (which was filed on May 8, 2015) (File No. 1-11593) [Exhibit 101.PRE]).

5