Form 10-Q
period 2015-06-30
Air Transport Services Group, Inc.
filed 2015-08-07
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of August 7, 2015, 64,860,351 shares of the registrant’s common stock, par value $0.01, were outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in the Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 9, 2015.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES	$148,353	$149,618	$295,378	$293,211
OPERATING EXPENSES
Salaries, wages and benefits	42,036	40,895	85,715	83,960
Fuel	12,275	14,014	23,053	26,274
Maintenance, materials and repairs	23,993	23,168	46,686	48,047
Depreciation and amortization	31,400	27,142	60,393	52,121
Travel	4,342	4,419	8,765	8,992
Rent	2,447	6,924	6,654	14,234
Landing and ramp	2,166	2,576	4,874	5,314
Insurance	546	1,573	1,804	2,778
Other operating expenses	9,354	10,790	20,111	19,538
	128,559	131,501	258,055	261,258
OPERATING INCOME	19,794	18,117	37,323	31,953
OTHER INCOME (EXPENSE)
Interest income	24	24	46	43
Net gain (loss) on derivative instruments	264	31	251	330
Interest expense	(2,839)	(3,481)	(5,904)	(7,304)
	(2,551)	(3,426)	(5,607)	(6,931)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,243	14,691	31,716	25,022
INCOME TAX EXPENSE	(6,673)	(5,393)	(12,251)	(9,202)
EARNINGS FROM CONTINUING OPERATIONS	10,570	9,298	19,465	15,820
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	214	211	428	422
NET EARNINGS	$10,784	$9,509	$19,893	$16,242

BASIC EARNINGS PER SHARE
Continuing operations	$0.16	$0.14	$0.30	$0.25
Discontinued operations	0.01	0.01	0.01	—
TOTAL BASIC EARNINGS PER SHARE	$0.17	$0.15	$0.31	$0.25

DILUTED EARNINGS PER SHARE
Continuing operations	$0.16	$0.14	$0.30	$0.24
Discontinued operations	—	0.01	—	0.01
TOTAL DILUTED EARNINGS PER SHARE	$0.16	$0.15	$0.30	$0.25

WEIGHTED AVERAGE SHARES
Basic	64,541	64,285	64,498	64,217
Diluted	65,471	65,207	65,404	65,174

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET EARNINGS	$10,784	$9,509	$19,893	$16,242
OTHER COMPREHENSIVE INCOME (LOSS):
Defined benefit pension	1,142	—	2,284	(1)
Defined benefit post-retirement	(40)	(504)	(80)	(1,008)
Interest rate derivatives	2	(7)	(4)	(14)
Foreign currency translation	144	—	(296)	—

TOTAL COMPREHENSIVE INCOME, net of tax	$12,032	$8,998	$21,797	$15,219

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,182	$30,560
Accounts receivable, net of allowance of $315 in 2015 and $812 in 2014	36,663	43,513
Inventory	10,709	10,665
Prepaid supplies and other	10,583	12,613
Deferred income taxes	19,770	19,770
TOTAL CURRENT ASSETS	99,907	117,121
Property and equipment, net	859,482	847,268
Other assets	26,904	28,230
Goodwill and acquired intangibles	38,870	39,010
TOTAL ASSETS	$1,025,163	$1,031,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,316	$40,608
Accrued salaries, wages and benefits	20,485	25,633
Accrued expenses	8,022	8,201
Current portion of debt obligations	24,672	24,344
Unearned revenue	12,812	12,914
TOTAL CURRENT LIABILITIES	105,307	111,700
Long term debt	290,781	319,750
Post-retirement obligations	86,102	92,050
Other liabilities	59,266	57,647
Deferred income taxes	115,985	102,993
TOTAL LIABILITIES	657,441	684,140
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,987,351 and 64,854,950 shares issued and outstanding in 2015 and 2014, respectively	650	649
Additional paid-in capital	525,104	526,669
Accumulated deficit	(77,060)	(96,953)
Accumulated other comprehensive loss	(80,972)	(82,876)
TOTAL STOCKHOLDERS’ EQUITY	367,722	347,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,025,163	$1,031,629

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net earnings from continuing operations	$19,465	$15,820
Net loss from discontinued operations	428	422
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,393	52,121
Reclassification of pension and post-retirement balance	3,460	(1,585)
Deferred income taxes	11,940	9,047
Amortization of stock-based compensation	1,645	1,286
Amortization of DHL promissory note	(1,550)	(3,100)
Net gain on derivative instruments	(251)	(330)
Changes in assets and liabilities:
Accounts receivable	6,977	(4,619)
Inventory and prepaid supplies	1,082	(3,713)
Accounts payable	2,738	(976)
Unearned revenue	2,354	(2,334)
Accrued expenses, salaries, wages, benefits and other liabilities	(5,963)	96
Pension and post-retirement	(5,948)	(4,660)
Other	(184)	(2,041)
NET CASH PROVIDED BY OPERATING ACTIVITIES	96,586	55,434
INVESTING ACTIVITIES:
Capital expenditures	(76,308)	(23,508)
Proceeds from property and equipment	1,030	1,404
Investment in nonconsolidated affiliate	—	(15,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(75,278)	(37,104)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(47,091)	(44,285)
Proceeds from borrowings	20,000	15,000
Purchase of common stock	(2,595)	—
Funding for hangar construction	—	3,019
NET CASH (USED IN) FINANCING ACTIVITIES	(29,686)	(26,266)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,378)	(7,936)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,560	31,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,182	$23,763

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$5,646	$7,118
Federal alternative minimum and state income taxes paid	$501	$565
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$1,550	$3,100
Accrued capital expenditures	$3,618	$1,184

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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with earlier adoption permitted for reporting periods beginning after December 15, 2016. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on the Company's consolidated financial position, results of operations or cash flows and related disclosures.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting ASU 2015-03 to be material to the Company’s financial statements and related disclosures.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL. The Company has had long-term contracts with DHL since August 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases Boeing 767 freighter aircraft from CAM and ABX operates those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The initial term of the CMI agreement was five years, ending March 31, 2015 while the terms of the aircraft leases were seven years. Effective April 1, 2015, the Company and DHL amended and restated the CMI agreement ("restated CMI agreement") under which ABX continues to operate Boeing 767 aircraft for DHL through March of 2019 and the Boeing 767 aircraft lease terms were extended through March of 2019. Pricing for services provided through the restated CMI agreement is based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its U.S. network. During the second quarter of 2015, CAM leased 16 Boeing 767 aircraft to DHL and ABX operated them under the restated CMI agreement for DHL's network.
The Company has other agreements to provide additional air cargo transportation services to DHL. During the second quarter of 2015, ATI operated four CAM-owned Boeing 757 aircraft for DHL's network through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Additionally, ATI operated a Boeing 757 aircraft, supplied by DHL, for DHL's network. Revenues generated from the ACMI agreements are typically based on hours flown during the period. The Company also provides maintenance services to DHL for ground equipment, such as power units and air starts under separate agreements.
Revenues from continuing operations performed for DHL were approximately 48% and 50% of the Company's consolidated revenues from continuing operations for the three and six month periods ended June 30, 2015, respectively, compared to 57% and 57% for the corresponding periods of 2014. The Company’s balance sheets include accounts receivable with DHL of $9.0 million and $12.2 million as of June 30, 2015 and December 31, 2014, respectively.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 18% and 17% of the Company's total revenues from continuing operations for the three and six month periods ended June 30, 2015, respectively, compared to 17% and 16% for the corresponding periods of 2014. The Company's balance sheets included accounts receivable with the U.S. Military of $5.3 million and $6.0 million as of June 30, 2015 and December 31, 2014, respectively.

NOTE C—GOODWILL, ACQUIRED INTANGIBLES AND EQUITY INVESTMENTS
The Company has one reporting unit that has goodwill, CAM. The carrying amounts of goodwill are as follows (in thousands):

	CAM	Total
Carrying value as of December 31, 2014	$34,395	$34,395
Carrying value as of June 30, 2015	$34,395	$34,395
The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2014	$1,615	$3,000	$4,615
Amortization	(140)	—	(140)
Carrying value as of June 30, 2015	$1,475	$3,000	$4,475
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
The Company has significant influence, but does not exercise control, over West. Accordingly, the investment in West is accounted for using the equity method of accounting and was initially recognized at cost. The Company’s carrying value of West was $12.9 million and $13.8 million at June 30, 2015 and December 31, 2014, respectively, including $5.5 million of excess purchase price over the Company's proportional fair value of West's net assets in January of 2014. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2015	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$5,505	$—	$5,525
Total Assets	$20	$5,505	$—	$5,525
Liabilities
Interest rate swap	$—	$(1,169)	$—	$(1,169)
Total Liabilities	$—	$(1,169)	$—	$(1,169)

As of December 31, 2014	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$2,306	$—	$2,326
Total Assets	$20	$2,306	$—	$2,326
Liabilities
Interest rate swap	$—	$(1,419)	$—	$(1,419)
Total Liabilities	$—	$(1,419)	$—	$(1,419)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $0.3 million less than the carrying value, which was $315.5 million at June 30, 2015. As of December 31, 2014, the fair value of the Company’s debt obligations was approximately $2.5 million more than the carrying value, which was $344.1 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Flight equipment	$1,335,943	$1,285,966
Ground equipment	33,735	33,677
Leasehold improvements, facilities and office equipment	25,152	25,180
Aircraft modifications and projects in progress	21,043	18,612
	1,415,873	1,363,435
Accumulated depreciation	(556,391)	(516,167)
Property and equipment, net	$859,482	$847,268
CAM owned aircraft with a carrying value of $370.2 million and $289.5 million that were under leases to external customers as of June 30, 2015 and December 31, 2014, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $0.4 million and $0.7 million as of June 30, 2015 and December 31, 2014, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Unsubordinated term loan	$108,750	$116,250
Revolving credit facility	165,000	180,000
Aircraft loans	41,703	46,294
Promissory note due to DHL, unsecured	—	1,550
Total long term obligations	315,453	344,094
Less: current portion	(24,672)	(24,344)
Total long term obligations, net	$290,781	$319,750
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
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 1.94% and 1.94%, respectively. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of June 30, 2015, the unused revolving credit facility totaled $150.9 million, net of draws of $165.0 million and outstanding letters of credit of $9.1 million.
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
Employees Under Collective Bargaining Agreements
As of June 30, 2015, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	11.4%
ATI	Air Line Pilots Association	5.8%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$44	$60	$—	$—	$88	$120
Interest cost	8,646	9,879	48	71	17,292	19,758	96	142
Expected return on plan assets	(11,020)	(11,528)	—	—	(22,040)	(23,056)	—	—
Amortization of prior service cost	—	—	(136)	(872)	—	—	(272)	(1,744)
Amortization of net (gain) loss	1,793	—	73	80	3,586	(1)	146	160
Net periodic benefit cost (gain)	$(581)	$(1,649)	$29	$(661)	$(1,162)	$(3,299)	$58	$(1,322)
During the three and six month periods ended June 30, 2015, the Company contributed $0.3 million and $0.9 million to the pension plans. The Company expects to contribute an additional $5.6 million during the remainder of 2015.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2015 have been estimated utilizing a 38.6% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2015 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
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

NOTE J—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of term loan. Accordingly, the Company entered into interest rate swaps, which are described in the table below (in thousands):

		June 30, 2015		December 31, 2014
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	54,375	(713)	58,125	(1,071)
June 30, 2017	1.183%	54,375	(456)	58,125	(348)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded unrealized gain on derivatives of $0.3 million and $0.3 million for the six month periods ending June 30, 2015 and 2014, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and six month periods ending June 30, 2015 and 2014 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of March 31, 2014	(31,073)	741	2	—	(30,330)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	—	80	—	—	80
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(872)	—	—	(872)
Hedging gain (reclassified to interest expense)	—	—	(11)	—	(11)
Income Tax (Expense) or Benefit	—	288	4	—	292
Other comprehensive income (loss), net of tax	—	(504)	(7)	—	(511)
Balance as of June 30, 2014	(31,073)	237	(5)	—	(30,841)

Balance as of December 31, 2013	(31,072)	1,245	9	—	(29,818)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	(1)	160	—	—	159
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(1,744)	—	—	(1,744)
Hedging gain (reclassified to interest expense)	—	—	(22)	—	(22)
Income Tax (Expense) or Benefit	—	576	8	—	584
Other comprehensive income (loss), net of tax	(1)	(1,008)	(14)	—	(1,023)
Balance as of June 30, 2014	(31,073)	237	(5)	—	(30,841)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of March 31, 2015	(80,049)	(670)	(2)	(1,499)	(82,220)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	224	224
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,793	73	—	—	1,866
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(136)	—	—	(136)
Hedging gain (reclassified to interest expense)	—	—	(41)	—	(41)
Income Tax (Expense) or Benefit	(651)	23	43	(80)	(665)
Other comprehensive income (loss), net of tax	1,142	(40)	2	144	1,248
Balance as of June 30, 2015	(78,907)	(710)	—	(1,355)	(80,972)

Balance as of December 31, 2014	(81,191)	(630)	4	(1,059)	(82,876)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(453)	(453)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,586	146	—	—	3,732
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(272)	—	—	(272)
Hedging gain (reclassified to interest expense)	—	—	(50)	—	(50)
Income Tax (Expense) or Benefit	(1,302)	46	46	157	(1,053)
Other comprehensive income (loss), net of tax	2,284	(80)	(4)	(296)	1,904
Balance as of June 30, 2015	(78,907)	(710)	—	(1,355)	(80,972)

NOTE L—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with vesting periods of approximately a six or twelve months. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Six Months Ended
	June 30, 2015		June 30, 2014
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,406,550	$6.21	1,477,762	$5.83
Granted	390,200	9.61	467,567	7.52
Converted	(263,791)	6.42	(186,179)	7.50
Expired	(1,600)	10.11	(4,300)	7.64
Forfeited	—	—	(17,800)	6.26
Outstanding at end of period	1,531,359	$7.04	1,737,050	$6.10
Vested	329,059	$5.61	415,550	$5.28
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
For the six month periods ended June 30, 2015 and 2014, the Company recorded expense of $1.6 million and $1.3 million, respectively, for stock incentive awards. At June 30, 2015, there was $4.4 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2015, none of the awards were convertible, 329,059 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,837,409 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2017.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2015	2014	2015	2014
Earnings from continuing operations	$10,570	$9,298	$19,465	$15,820
Weighted-average shares outstanding for basic earnings per share	64,541	64,285	64,498	64,217
Common equivalent shares:
Effect of stock-based compensation awards	930	922	906	957
Weighted-average shares outstanding assuming dilution	65,471	65,207	65,404	65,174
Basic earnings per share from continuing operations	$0.16	$0.14	$0.30	$0.25
Diluted earnings per share from continuing operations	$0.16	$0.14	$0.30	$0.24
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none and 13,000 at June 30, 2015 and 2014, respectively.

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

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues:
CAM	$45,632	$40,590	$88,486	$81,225
ACMI Services	103,892	111,304	209,360	219,900
All other	32,179	36,493	67,785	63,301
Eliminate inter-segment revenues	(33,350)	(38,769)	(70,253)	(71,215)
Total	$148,353	$149,618	$295,378	$293,211
Customer revenues:
CAM	$24,660	$17,839	$44,541	$36,253
ACMI Services	103,892	111,304	209,360	219,900
All other	19,801	20,475	41,477	37,058
Total	$148,353	$149,618	$295,378	$293,211
Depreciation and amortization expense:
CAM	$22,356	$20,328	$43,266	$38,673
ACMI Services	9,027	7,191	17,118	14,026
All other	17	(377)	9	(578)
Total	$31,400	$27,142	$60,393	$52,121
Segment earnings (loss):
CAM	$14,441	$10,667	$28,879	$25,107
ACMI Services	1,126	309	(1,445)	(6,737)
All other	1,840	4,108	4,916	7,125
Net unallocated interest expense	(428)	(424)	(885)	(803)
Net gain on derivative instruments	264	31	251	330
Pre-tax earnings from continuing operations	$17,243	$14,691	$31,716	$25,022
The Company's assets are presented below by segment (in thousands):

	June 30,	December 31,
	2015	2014
Assets:
CAM	$785,686	$801,195
ACMI Services	140,372	135,109
All other	$99,105	$95,325
Total	$1,025,163	$1,031,629
Interest expense allocated to CAM was $2.4 million and $5.0 million for the three and six month periods ending June 30, 2015, respectively, compared to $3.0 million and $6.3 million for the corresponding periods of 2014, respectively.

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
The Company has two reportable segments: CAM, which leases Boeing 767 and Boeing 757 aircraft and aircraft engines, and ACMI Services, which primarily includes the cargo transportation operations of the Company's two airlines. The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). The Company's other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance, aircraft parts sales, ground equipment leasing and mail handling services. These operations do not constitute reportable segments due to their size.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long-term contracts with DHL since August 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leased thirteen Boeing 767 freighter aircraft from CAM and ABX operate those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The initial term of the CMI agreement was five years while the terms of the aircraft leases were seven years.
UPDATE
DHL agreements
In 2015, the Company and DHL amended and restated the CMI agreement ("restated CMI agreement"). As a result, effective April 1, 2015, the existing monthly aircraft lease rates for the thirteen Boeing 767-200 freighter aircraft declined approximately 5%, DHL agreed to lease an additional two Boeing 767 aircraft were previously supporting DHL under short-term operating arrangements, and all Boeing 767 aircraft lease terms with DHL were extended through March 2019. Under the restated CMI agreement, ABX continues to operate and maintain the aircraft through March 2019. Additionally, during June 2015, DHL began a long-term lease for a sixteenth Boeing 767 aircraft from CAM which ABX operates for DHL under the restated CMI agreement.
Similar to the previous agreement, pricing for services provided under the restated CMI agreement is based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the new pricing structure of the restated CMI agreement, ABX assumes responsibility for the cost of complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the DHL-leased aircraft that it operates. While the Company's operating results will be negatively impacted by provisions of the restated CMI agreement, we project that the reduced earnings from the CMI operations for DHL will be offset through additional aircraft lease revenues, international ACMI opportunities, cost controls and aircraft maintenance growth.
DHL accounted for 50% of the Company's consolidated revenues for the first six months of 2015 compared with 57% of the Company's consolidated revenues in the corresponding period in 2014. During the second quarter ended June 30, 2015, ABX operated 16 CAM-owned Boeing 767 aircraft leased to DHL under long-term leases primarily in

DHL's U.S network under the restated CMI agreement. Additionally, ATI operated four CAM-owned and one DHL-supplied Boeing 757 freighter aircraft in DHL's U.S. network.
Fleet Summary 2015
At June 30, 2015, the Company's combined operating fleet of owned freighter aircraft consisted of 36 Boeing 767-200 aircraft, 10 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
Aircraft fleet activity during the first six months of 2015 is summarized below:
- Two DHL-owned Boeing 767-200 aircraft, previously leased by ABX for operation in DHL's network, were returned to DHL.
- CAM placed one Boeing 767-300 freighter aircraft with an external customer in February 2015 under a multi-year lease.
- In February 2015, CAM purchased the Boeing 767-300 freighter aircraft that ABX was leasing from an external lessor and began to lease it to ABX.
- ABX returned three Boeing 767-200 freighters to CAM, two of which were leased to external lessors in April 2015 with the third being staged for another external lease.
- During the second quarter, CAM began to lease three Boeing 767-300 aircraft, which are operated by ABX, directly to DHL under multi-year leases.
- ATI began to operate a Boeing 757 freighter that DHL leases from a third party.
- An external lessee returned a Boeing 767-200 to CAM and that aircraft is now being prepped for releasing.
- CAM purchased one Boeing 767-300 passenger aircraft in June, which is currently being modified to standard freighter configuration.
The Company’s cargo aircraft fleet is summarized below as of June 30, 2015 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	11	23	34
Boeing 767-300	4	6	10
Boeing 757-200	4	—	4
Boeing 757-200 Combi	4	—	4
Total	23	29	52
Carrying value			$740,347
Operating lease
Boeing 757-200	1	—	1
Total	1	—	1
Other aircraft
Owned Boeing 767-200s available or staging for lease	—	2	2
Owned Boeing 767-300 under modification	—	1	1
As of June 30, 2015, ACMI Services leased 23 of its in-service aircraft internally from CAM. As of June 30, 2015, 13 of CAM's 23 leased Boeing 767-200 aircraft shown above and three of the six Boeing 767-300 aircraft, were leased to DHL and operated by ABX. CAM leased the other ten Boeing 767-200 and three Boeing 767-300 aircraft to external airlines.

The table above does not reflect CAM's only Boeing 767-200 passenger aircraft. This aircraft was under lease to an external airline. In July 2015, CAM purchased another Boeing 767-300 passenger aircraft with the intent of modifying it to a freighter aircraft. Also in July, upon the expiration of external customer leases, CAM received two Boeing 767-200 freighters. The aircraft are being prepped for operation by other airlines.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations decreased by $1.3 million to $148.4 million and increased by $2.2 million to $295.4 million for the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014. Increased external customer revenues from CAM were offset by lower revenues from ACMI services during the three and six month periods ended June 30, 2015, and by lower aircraft maintenance revenues during the three months ended June 30, 2015, compared to the corresponding periods of 2014. Since March 31, 2014, and June 30, 2014, six and two of our aircraft, respectively, have been removed from ACMI services through June 30, 2015 and leased by CAM to external customers.
The consolidated net earnings from continuing operations were $10.6 million and $19.5 million for the three and six month periods ended June 30, 2015, respectively, compared to $9.3 million and $15.8 million for the corresponding periods of 2014. The pre-tax earnings from continuing operations were $17.2 million and $31.7 million for the three and six month periods ended June 30, 2015, respectively, compared to $14.7 million and $25.0 million for the corresponding periods of 2014. Pre-tax earnings from continuing operations for 2015 improved compared to 2014, due primarily to better aircraft fleet utilization.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2015	2014	2015	2014
Revenues from Continuing Operations:
CAM	$45,632	$40,590	$88,486	$81,225
ACMI Services
Airline services	97,897	100,288	195,592	199,805
Reimbursable	5,995	11,016	13,768	20,095
Total ACMI Services	103,892	111,304	209,360	219,900
Other Activities	32,179	36,493	67,785	63,301
Total Revenues	181,703	188,387	365,631	364,426
Eliminate internal revenues	(33,350)	(38,769)	(70,253)	(71,215)
Customer Revenues	$148,353	$149,618	$295,378	$293,211

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$14,441	$10,667	$28,879	$25,107
ACMI Services	1,126	309	(1,445)	(6,737)
Other Activities	1,840	4,108	4,916	7,125
Net unallocated interest expense	(428)	(424)	(885)	(803)
Net gain on derivative instruments	264	31	251	330
Pre-Tax Earnings from Continuing Operations	17,243	14,691	31,716	25,022
Less: Net (gain) on derivative instruments	(264)	(31)	(251)	(330)
Adjusted Pre-Tax Earnings	$16,979	$14,660	$31,465	$24,692
Reimbursable revenues shown above include revenues related to fuel, landing fees, navigation fees, aircraft rent and certain other operating costs that are directly reimbursed to the airlines by their customers. Effective April 1, 2015, the cost of engine and airframe maintenance for all CAM-owned aircraft operated for DHL are the responsibility of the airlines, including Boeing 767-200 maintenance costs previously reimbursed directly by DHL. For all periods presented above, airline service revenues include compensation for maintenance provided by the airlines on aircraft operated for DHL. Reimbursable revenues declined for the three and six month periods ending June 30, 2015 compared to the corresponding periods of 2014 due to lower fuel prices and the return of four DHL-owned Boeing 767-200 aircraft.
Adjusted pre-tax earnings, a non-GAAP measure, is pre-tax earnings excluding interest rate derivative gains and losses. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
CAM Segment
Through CAM, we offer aircraft leasing and related services to external customers and also lease aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to seven years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of June 30, 2015, CAM had a fleet of 54 freighter aircraft in service condition, 23 of them leased internally to the Company's airlines, 29 leased to external customers, one that was being staged for lease and one that was available for lease.
CAM's revenues grew $5.0 million and $7.3 million during the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014, primarily as a result of additional aircraft leases to external customers. As of June 30, 2015 and 2014, CAM had 29 and 21 aircraft under lease to external customers, respectively. Revenues from external customers totaled $24.7 million and $44.5 million for the three and six month periods ended June 30, 2015, respectively, compared to $17.8 million and $36.3 million for the corresponding periods of 2014. CAM's revenues from the Company's airlines totaled $21.0 million and $43.9 million during the three and six month periods ended June 30, 2015, respectively, compared to $22.8 million and $45.0 million for the corresponding periods in 2014.
In the first quarter of 2015, CAM placed a recently converted Boeing 767-300 aircraft under a long-term lease with an external customer. During the second quarter of 2015, CAM placed five Boeing 767 aircraft that had previously been operated by ATSG airlines with external customers under long-term leases. These included three Boeing 767-300 aircraft leased to DHL, two in April and one in June 2015, and two Boeing 767-200 aircraft placed with external airlines in April 2015.
CAM's pre-tax earnings, inclusive of an interest expense allocation, grew by $3.8 million in each of the three and six month periods ended June 30, 2015 to $14.4 million and $28.9 million, respectively, compared to the corresponding 2014 periods. The improved earnings reflect the additional external lease revenues offset by depreciation expense for three additional cargo aircraft that have been added to CAM's operating fleet since June of 2014. Also, CAM incurred additional expenses to place and support the larger fleet of aircraft. Administrative expenses included international legal counsel, aircraft records review and other professional services.
ACMI Services Segment
The ACMI Services segment performs airline operations for its customers under contracts providing for a combination of aircraft, crews, maintenance and insurance. Under ACMI agreements, customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of June 30, 2015, ACMI Services included 40 in-service aircraft, including 23 leased internally from CAM, one DHL-supplied aircraft operated by ATI and 16 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
Revenues from ACMI Services were $103.9 million and $209.4 million for the three and six month periods ending June 30, 2015, respectively, compared to $111.3 million and $219.9 million for the corresponding periods of 2014. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, decreased $2.4 million and $4.2 million for the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014. Revenue decreased due to a fewer number of aircraft operated by our airlines. Since June 30, 2014 the combined freighter fleet operated by our airlines decreased by five aircraft through June 30, 2015, reflecting fewer aircraft operated for DHL. While we operated fewer routes for DHL, billable block hours for customers other than DHL increased 13% and 10% during the three and six month periods ended June 30, 2015, respectively, compared with the corresponding periods in 2014. Total billable block hours declined 6% for both the three and six month periods ended June 30, 2015, respectively, compared with the corresponding periods in 2014, reflecting the fewer number of aircraft in service.
ACMI Services incurred pre-tax earnings of $1.1 million and pre-tax losses of $1.4 million during the three and six month periods ended June 30, 2015, respectively, compared to pre-tax earnings of $0.3 million and pre-tax losses of $6.7 million for the corresponding periods of 2014. Earnings improved in 2015 compared to 2014 due to better fleet utilization and reduced airline personnel expenses. Since mid-2014, our airlines returned underutilized aircraft to CAM and reduced operating expenses. CAM subsequently leased those aircraft to external customers. Expenses for aircraft engine maintenance decreased during 2015 compared to 2014 due to fewer block hours flown. The decline in engine maintenance expense was partially offset by additional costs for airframe checks. Both the number of aircraft maintenance events, such as airframe checks and unscheduled engine repairs, and the work scope of such events can vary among periods.
We expect the recent operational improvements in ACMI Services to continue during 2015. However, due to higher pension expense as actuarially determined, aircraft maintenance schedules and the new pricing structure under the restated CMI, we expect this segment to generate a pre-tax loss for the full year in 2015. We expect the expense for scheduled airframe maintenance checks to increase by $3 million during the second half of 2015 compared to the first half of 2015 due to the timing of scheduled maintenance. Under the new pricing structure of the restated CMI agreement, ABX assumed responsibility, effective April 1, 2015, for the cost of complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to DHL that it operates. Achieving profitability in the ACMI Services segment will depend on new revenue opportunities for airline services, the number of aircraft we operate, crewmember productivity, the cost of employee benefits and other factors. Our airlines may return underutilized aircraft to CAM for lease to external customers after considering a number of factors, including the duration of the customer commitment, the underlying credit quality of the customer and market pricing for each opportunity. The ACMI Services segment has two aircraft that are underutilized at this time.
Other Activities
We sell aircraft parts and provide aircraft maintenance and modification services primarily through the Company's aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"). We also provide services to the U.S. Postal Service (“USPS”) which mainly consists of sorting services at five USPS facilities. Additionally, we lease and maintain ground support equipment and provide facility maintenance services. Other activities also include the management of workers' compensation claims under an agreement with DHL and gains from the reduction in employee post-retirement obligations.
External customer revenues from all other activities were $19.8 million and $41.5 million for the three and six month periods ended June 30, 2015, respectively, compared to $20.5 million and $37.1 million for the corresponding periods in 2014. Revenues from aircraft maintenance for external customers decreased by $2.1 million during the second quarter of 2015 compared to 2014, but increased by $1.5 million for the first six months of 2015 compared to 2014. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period. Revenues from our services for the USPS increased $1.2 million and $2.1 million during the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014 reflecting higher contractual costs and mail volumes at the facilities we operate.
The pre-tax earnings from other activities were $1.8 million and $4.9 million for the three and six month periods ended June 30, 2015, respectively, compared to $4.1 million and $7.1 million for the corresponding periods in 2014. Lower earnings from our maintenance operations and lower gains from the reduction of employee benefit obligations were partially offset by improved USPS operations during the three and six month periods ended June 30, 2015 and 2014, respectively.
The Company has been providing mail sorting services to the USPS since September 2004. The contracts for the five facilities we service have been extended from their original expiration dates in 2014 and are currently scheduled to expire in September 2015. We currently expect these five contracts to be extended 18 months through March 2017, although it is possible that some or all of these facilities may not be renewed.
Discontinued Operations
Pre-tax gains related to the former sorting operations were $0.7 million for both of the first six months of 2015 and 2014. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub services agreement with DHL.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $1.1 million and $1.8 million during the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014 primarily due to higher pension expense offset by a reduction in the number of airline employees. Pension expense for continuing operations increased $1.1 million and $2.1 million for the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014, due to a lower interest rate on pension plan obligations at the beginning of 2015. While the number of airline employees declined, the number of employees for maintenance and other support services increased compared to the previous year.
Fuel expense decreased by $1.7 million and $3.2 million during the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014. Fuel expense reflects the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL and fuel used to position aircraft for service and for maintenance purposes. The cost of fuel declined due to lower prices for aviation fuel. The average price per gallon of fuel decreased about 18% and 17% for the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014.
Maintenance, materials and repairs expense increased by $0.8 million and decreased by $1.4 million during the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014. Expenses for aircraft engine maintenance decreased during the first six months of 2015 compared to 2014 due to fewer block hours flown. The decline in expenses for engines maintenance were offset by additional costs for airframe checks and costs incurred by CAM to prepare aircraft for external lease. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks, unscheduled maintenance events and the scope of the maintenance tasks required during a period.
Depreciation and amortization expense increased $4.3 million and $8.3 million during the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014. The increase in depreciation expense reflects incremental depreciation expense for additional aircraft engines and three Boeing 767 aircraft added to the in-service fleet since mid 2014.
Travel expense decreased by $0.1 million and $0.2 million during the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014, reflecting lower block hours flown and the lower level of airline headcount during 2015 compared to 2014.
Rent expense decreased by $4.5 million and $7.6 million during the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014. Rent expense decreased primarily due to the purchase of two Boeing 767-300 aircraft in September of 2014 and the return of four Boeing 767-200 aircraft which were previously leased from external providers during the first half of 2014.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $0.4 million during the three and six month periods ended June 30, 2015 compared to the corresponding periods of 2014. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Insurance expense decreased by $1.0 million during both the three and six month periods ended June 30, 2015 compared to the corresponding periods of 2014. Insurance expense decreased due to fewer aircraft in ACMI operations during 2015 compared to 2014.
Other operating expenses decreased by $1.4 million and increased by $0.6 million during the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014. Other operating expenses include professional fees, navigational services, employee training, utilities, the cost of parts sold to customers and gains on the disposition of equipment. Other operating expenses increased during the first six months of 2015 due to additional costs of handling the mail we process for the USPS compared to 2014. Additionally, other operating expenses decreased during the second quarter of 2015 due to fewer parts sold to aircraft maintenance customers and larger gains from the disposition of equipment.
Interest expense decreased by $0.6 million and $1.4 million during the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods of 2014. Interest expense decreased due to a lower average debt level and lower interest rates on the Company's outstanding loans during the first quarter of 2015 compared to 2014.
The Company recorded pre-tax gains on derivatives of $0.3 million during both the three and six month periods ended June 30, 2015 compared to less than $0.1 million and $0.3 million during the corresponding periods of 2014, reflecting the impact of fluctuating market interest rates.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2015 have been estimated utilizing a 38.6% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2015 will depend on the actual amount of pre-tax book income generated by the Company for the full year. The effective tax rate from continuing operations for the three and six month periods ended June 30, 2014 was 36.7% and 36.8%, respectively, based on projections of taxable income and tax deductions at that time. The effective tax rate increased during the first three months of 2015 compared to the corresponding period of 2014, because we expect proportionally more earnings to occur in the U.S. during 2015.
As of December 31, 2014, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $94.7 million, which will begin to expire in 2024 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2017 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights is primarily sourced to the United States under international aviation agreements and treaties. If we begin to operate in countries without such agreements, the Company could incur additional foreign income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $96.6 million and $55.4 million for the first six months of 2015 and 2014, respectively. Improved cash flows generated from operating activities was driven by faster customer payments since the first quarter of 2014, and reflects additional aircraft leases and the timing of customer aircraft maintenance projects, both of which are typically paid faster than revenues related to ACMI services. Cash outlays for pension contributions for the first six months of 2015 were $0.9 million compared to $1.0 million for the corresponding period of 2014.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of passenger aircraft for freighter modification. Cash payments for capital expenditures were $76.3 million and $23.5 million for the first six months of 2015 and 2014, respectively. Capital expenditures in 2015 included the acquisition of two Boeing 767-300 aircraft and next generation navigation and communication modifications. Capital expenditures during 2015 for required heavy maintenance were $31.0 million, and $14.5 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in the first six months of 2014 included $6.7 million for required heavy maintenance, $5.3 million for construction of the new aircraft hangar, $6.6 million for next generation navigation and communication modifications and $4.9 million for other equipment, including the purchases of aircraft engines and rotables. During the first quarter of 2014, we made an investment in West Atlantic AB for $15 million.
Net cash used for financing activities was $29.7 million for the first six months of 2015 compared to $26.3 million of cash used in the corresponding period of 2014. During the first six months of 2015, we drew $20.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $47.1 million. During the first six months of 2014, we drew $15.0 million from the revolving credit facility to fund the investment in West Atlantic AB and capital spending, and we made debt principal payments of $44.3 million. During May and June of 2015, we used $2.6 million to buy 244,869 shares of the Company's common stock in the open market as part of a share repurchase plan authorized in 2014 by the Board of Directors to repurchase up to $50 million of the Company's common stock. Additionally, $1.6 million and $3.1 million of the principal balance of the DHL promissory note was extinguished during the first six months of 2015 and 2014, respectively, pursuant to the CMI agreement with DHL.
Commitments
We recently purchased (one each in June and July 2015) two Boeing 767-300 passenger aircraft to convert to standard cargo freighters and expect to purchase another Boeing 767-300 passenger aircraft in early 2016 for freighter conversion. The freighter modification process for two of the aircraft is expected to be completed in 2015, while the third is scheduled to be completed in the second quarter of 2016. We estimate that capital expenditures for 2015 will total $150 million for aircraft purchases, engine purchases, aircraft modification costs, airframe and engine maintenance and other expenditures. Capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the remaining 2015 capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $108.8 million and a revolving credit facility from which the Company has drawn $165.0 million, net of repayments as of June 30, 2015. On May 8, 2015, the Company executed the fifth amendment to the Senior Credit Agreement (the "Fifth Credit Amendment"). The Fifth Credit Amendment increased the capacity of the revolving credit facility by $50.0 million to $325.0 million, increased the permitted additional indebtedness by $50.0 million to $150.0 million, and retained the accordion feature whereby the Company can draw up to an additional $50.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $325 million. Beginning on May 5, 2016, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 1.94%.
At June 30, 2015, the Company had $22.2 million of cash balances. The Company had $150.9 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $9.1 million. As specified under the terms of ABX's CMI agreement with DHL, the unsecured note payable to DHL extinguished without payment at March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015, we were not involved in any material unconsolidated SPE transactions.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates" included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from from time to time on the open market or in privately negotiated transactions. All of the repurchases done by the Company during the second quarter of 2015 were on the open market. There is no expiration date for the repurchase program. The following table summarizes the Company's repurchases of its common stock during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 1, 2015 through May 31, 2015	40,000	$10.71	40,000	$49,571,564
June 1, 2015 through June 30, 2015	204,869	$10.58	204,869	$47,404,575
Total for the quarter	244,869	$10.60	244,869	$47,404,575

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

10.1
Amended and Restated Air Transportation Services Agreement between DHL Network Operations (USA), Inc., ABX Air, Inc. and Cargo Aircraft Management, Inc., dated January 14, 2015. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (1)

10.2
Fifth Amendment to Credit Agreement, dated May 8, 2015, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders" and SunTrust Bank, in its capacity as Administrative Agent, filed herewith.

10.3	Description of Compensation Arrangements for Non-Employee Directors, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015, as amended by the Company's Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 7, 2015.

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