Form 10-Q
period 2015-09-30
Air Transport Services Group, Inc.
filed 2015-11-06
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of November 6, 2015, 64,359,057 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES	$142,305	$138,443	$437,683	$431,654
OPERATING EXPENSES
Salaries, wages and benefits	41,624	39,096	127,339	123,056
Depreciation and amortization	30,754	26,307	91,147	78,428
Maintenance, materials and repairs	24,655	17,082	71,341	65,129
Fuel	12,029	14,059	35,082	40,333
Travel	3,989	4,189	12,754	13,181
Rent	2,246	6,689	8,900	20,923
Landing and ramp	2,108	2,450	6,982	7,764
Insurance	832	1,109	2,636	3,887
Other operating expenses	11,151	9,175	31,262	28,713
	129,388	120,156	387,443	381,414
OPERATING INCOME	12,917	18,287	50,240	50,240
OTHER INCOME (EXPENSE)
Interest income	18	23	64	66
Net gain on derivative instruments	96	639	347	969
Interest expense	(2,684)	(3,309)	(8,588)	(10,613)
	(2,570)	(2,647)	(8,177)	(9,578)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,347	15,640	42,063	40,662
INCOME TAX EXPENSE	(4,000)	(6,045)	(16,251)	(15,247)
EARNINGS FROM CONTINUING OPERATIONS	6,347	9,595	25,812	25,415
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	214	312	642	734
NET EARNINGS	$6,561	$9,907	$26,454	$26,149

BASIC EARNINGS PER SHARE
Continuing operations	$0.10	$0.15	$0.40	$0.40
Discontinued operations	—	—	0.01	0.01
TOTAL BASIC EARNINGS PER SHARE	$0.10	$0.15	$0.41	$0.41

DILUTED EARNINGS PER SHARE
Continuing operations	$0.10	$0.15	$0.40	$0.39
Discontinued operations	—	—	—	0.01
TOTAL DILUTED EARNINGS PER SHARE	$0.10	$0.15	$0.40	$0.40

WEIGHTED AVERAGE SHARES
Basic	64,239	64,286	64,411	64,240
Diluted	65,171	65,271	65,341	65,207

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET EARNINGS	$6,561	$9,907	$26,454	$26,149
OTHER COMPREHENSIVE INCOME (LOSS):
Defined benefit pension	1,142	(1)	3,426	(2)
Defined benefit post-retirement	(40)	(504)	(120)	(1,512)
Interest rate derivatives	—	(6)	(4)	(20)
Foreign currency translation	(55)	(938)	(351)	(938)

TOTAL COMPREHENSIVE INCOME, net of tax	$7,608	$8,458	$29,405	$23,677

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,861	$30,560
Accounts receivable, net of allowance of $360 in 2015 and $812 in 2014	39,160	43,513
Inventory	11,901	10,665
Prepaid supplies and other	13,552	12,613
Deferred income taxes	19,770	19,770
TOTAL CURRENT ASSETS	99,244	117,121
Property and equipment, net	868,897	847,268
Other assets	26,810	28,230
Goodwill and acquired intangibles	38,799	39,010
TOTAL ASSETS	$1,033,750	$1,031,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,018	$40,608
Accrued salaries, wages and benefits	25,229	25,633
Accrued expenses	7,872	8,201
Current portion of debt obligations	29,565	24,344
Unearned revenue	14,051	12,914
TOTAL CURRENT LIABILITIES	126,735	111,700
Long term debt	279,782	319,750
Post-retirement obligations	78,323	92,050
Other liabilities	56,950	57,647
Deferred income taxes	120,632	102,993
TOTAL LIABILITIES	662,422	684,140
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,519,363 and 64,854,950 shares issued and outstanding in 2015 and 2014, respectively	645	649
Additional paid-in capital	521,107	526,669
Accumulated deficit	(70,499)	(96,953)
Accumulated other comprehensive loss	(79,925)	(82,876)
TOTAL STOCKHOLDERS’ EQUITY	371,328	347,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,033,750	$1,031,629

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net earnings from continuing operations	$25,812	$25,415
Net earnings from discontinued operations	642	734
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91,147	78,428
Reclassification of pension and post-retirement balance	5,190	(2,376)
Deferred income taxes	15,988	14,998
Amortization of stock-based compensation	1,968	2,108
Amortization of DHL promissory note	(1,550)	(4,650)
Net gain on derivative instruments	(347)	(969)
Changes in assets and liabilities:
Accounts receivable	4,200	15,951
Inventory and prepaid supplies	1,089	(5,150)
Accounts payable	3,817	(5,144)
Unearned revenue	1,531	(1,683)
Accrued expenses, salaries, wages, benefits and other liabilities	(1,527)	3,294
Pension and post-retirement	(13,727)	(11,845)
Other	(213)	(1,630)
NET CASH PROVIDED BY OPERATING ACTIVITIES	134,020	107,481
INVESTING ACTIVITIES:
Capital expenditures	(110,973)	(90,866)
Proceeds from property and equipment	1,370	1,910
Investment in nonconsolidated affiliate	—	(15,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(109,603)	(103,956)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(53,197)	(53,234)
Proceeds from borrowings	20,000	45,000
Purchase of common stock	(6,919)	—
Funding for hangar construction	—	6,452
NET CASH (USED IN) FINANCING ACTIVITIES	(40,116)	(1,782)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,699)	1,743
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,560	31,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,861	$33,442

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$8,219	$10,266
Federal alternative minimum and state income taxes paid	$871	$565
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$1,550	$4,650
Accrued capital expenditures	$13,241	$461

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include an aircraft leasing company and two independently certificated airlines. The Company provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, it offers a range of complementary services to delivery companies, e-commerce operators, freight forwarders, airlines and government customers.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL. The Company has had long-term contracts with DHL since August 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leases Boeing 767 freighter aircraft from CAM and ABX operates those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The initial term of the CMI agreement was five years, ending March 31, 2015 while the terms of the aircraft leases were seven years. Effective April 1, 2015, the Company and DHL amended and restated the CMI agreement ("restated CMI agreement") under which ABX continues to operate Boeing 767 aircraft for DHL through March of 2019 and the Boeing 767 aircraft lease terms were extended through March of 2019. Pricing for services provided through the restated CMI agreement is based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its U.S. network. During the third quarter of 2015, CAM leased 16 Boeing 767 aircraft to DHL and ABX operated them under the restated CMI agreement for DHL's network.
The Company has other agreements to provide additional air cargo transportation services to DHL. During the third quarter of 2015, ATI operated four CAM-owned Boeing 757 aircraft for DHL's network through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Additionally, ATI operated a Boeing 757 aircraft, supplied by DHL, for DHL's network. Revenues generated from the ACMI agreements are typically based on hours flown during the period. The Company also provides maintenance services to DHL for ground equipment, such as power units and air starts under separate agreements.
Revenues from continuing operations performed for DHL were approximately 47% and 49% of the Company's consolidated revenues from continuing operations for the three and nine month periods ended September 30, 2015, respectively, compared to 54% and 56% for the corresponding periods of 2014. The Company’s balance sheets include accounts receivable with DHL of $5.6 million and $12.2 million as of September 30, 2015 and December 31, 2014, respectively.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 17% and 17% of the Company's total revenues from continuing operations for the three and nine month periods ended September 30, 2015, respectively, compared to 17% and 17% for the corresponding periods of 2014. The Company's balance sheets included accounts receivable with the U.S. Military of $7.4 million and $6.0 million as of September 30, 2015 and December 31, 2014, respectively.

NOTE C—GOODWILL, ACQUIRED INTANGIBLES AND EQUITY INVESTMENTS
The Company has one reporting unit that has goodwill, CAM. The carrying amounts of goodwill are as follows (in thousands):

	CAM	Total
Carrying value as of December 31, 2014	$34,395	$34,395
Carrying value as of September 30, 2015	$34,395	$34,395
The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2014	$1,615	$3,000	$4,615
Amortization	(211)	—	(211)
Carrying value as of September 30, 2015	$1,404	$3,000	$4,404
The customer relationship intangible amortizes through 2020. The airline certificates have an indefinite life and therefore are not amortized.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 45 aircraft primarily in Europe. West operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, Boeing 737 and Boeing 767 aircraft.
The Company has significant influence, but does not exercise control, over West. Accordingly, the investment in West is accounted for using the equity method of accounting and was initially recognized at cost. The Company’s carrying value of West was $12.9 million and $13.8 million at September 30, 2015 and December 31, 2014, respectively, including $5.5 million of excess purchase price over the Company's proportional fair value of West's net assets in January of 2014. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2015	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$3,079	$—	$3,099
Total Assets	$20	$3,079	$—	$3,099
Liabilities
Interest rate swaps	$—	$(1,072)	$—	$(1,072)
Total Liabilities	$—	$(1,072)	$—	$(1,072)

As of December 31, 2014	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$2,306	$—	$2,326
Total Assets	$20	$2,306	$—	$2,326
Liabilities
Interest rate swaps	$—	$(1,419)	$—	$(1,419)
Total Liabilities	$—	$(1,419)	$—	$(1,419)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $0.3 million less than the carrying value, which was $309.3 million at September 30, 2015. As of December 31, 2014, the fair value of the Company’s debt obligations was approximately $2.5 million more than the carrying value, which was $344.1 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Flight equipment	$1,337,091	$1,285,966
Ground equipment	34,675	33,677
Leasehold improvements, facilities and office equipment	25,171	25,180
Aircraft modifications and projects in progress	53,112	18,612
	1,450,049	1,363,435
Accumulated depreciation	(581,152)	(516,167)
Property and equipment, net	$868,897	$847,268
CAM owned aircraft with a carrying value of $338.0 million and $289.5 million that were under leases to external customers as of September 30, 2015 and December 31, 2014, respectively.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $0.4 million and $0.7 million as of September 30, 2015 and December 31, 2014, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Unsubordinated term loan	$105,000	$116,250
Revolving credit facility	165,000	180,000
Aircraft loans	39,347	46,294
Promissory note due to DHL, unsecured	—	1,550
Total long term obligations	309,347	344,094
Less: current portion	(29,565)	(24,344)
Total long term obligations, net	$279,782	$319,750
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
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 1.95% and 1.95%, respectively. The Credit Amendment did not affect the EBITDA based pricing or covenants of the Senior Credit Agreement. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of September 30, 2015, the unused revolving credit facility totaled $151.7 million, net of draws of $165.0 million and outstanding letters of credit of $8.3 million.
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
The ordinance in question is controversial for the reason that it was adopted by the Brussels-Capital Region and is more restrictive than the noise limitations in effect in the Flemish Region, which is where the Brussels Airport is located. Numerous airlines have been levied fines under the ordinance, which has been the subject of several court cases in the Belgian courts, including with respect to demands for payment. In October 2015, ABX paid approximately $0.4 million in satisfaction of the fines.
Other
In September 2015, we entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the Peoples Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be named United Star Express Airlines Co. Ltd., and will be based in in Tianjin, China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations in mid-2016. We expect to contribute $16 million to the joint venture over the next nine months.
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

Employees Under Collective Bargaining Agreements
As of September 30, 2015, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	10.2%
ATI	Air Line Pilots Association	6.0%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$44	$60	$—	$—	$132	$180
Interest cost	8,646	9,879	48	71	25,938	29,637	144	213
Expected return on plan assets	(11,020)	(11,528)	—	—	(33,060)	(34,584)	—	—
Amortization of prior service cost	—	—	(136)	(872)	—	—	(408)	(2,616)
Amortization of net (gain) loss	1,793	(1)	73	80	5,379	(2)	219	240
Net periodic benefit cost (gain)	$(581)	$(1,650)	$29	$(661)	$(1,743)	$(4,949)	$87	$(1,983)
During the three and nine month periods ended September 30, 2015, the Company contributed $5.3 million and $6.2 million to the pension plans. The Company expects to contribute an additional $0.3 million during the remainder of 2015.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2015 have been estimated utilizing a 38.6% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2015 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
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

NOTE J—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of term loan. Accordingly, the Company entered into interest rate swaps, which are described in the table below (in thousands):

		September 30, 2015		December 31, 2014
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	52,500	(507)	58,125	(1,071)
June 30, 2017	1.183%	52,500	(565)	58,125	(348)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded unrealized gain on derivatives of $0.3 million and $1.0 million for the nine month periods ending September 30, 2015 and 2014, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and nine month periods ending September 30, 2015 and 2014 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of June 30, 2014	(31,073)	237	(5)	—	(30,841)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(1,042)	(1,042)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	(1)	80	—	—	79
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(872)	—	—	(872)
Hedging gain (reclassified to interest expense)	—	—	(10)	—	(10)
Income Tax (Expense) or Benefit	—	288	4	104	396
Other comprehensive income (loss), net of tax	(1)	(504)	(6)	(938)	(1,449)
Balance as of September 30, 2014	(31,074)	(267)	(11)	(938)	(32,290)

Balance as of December 31, 2013	(31,072)	1,245	9	—	(29,818)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(1,042)	(1,042)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	(2)	240	—	—	238
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(2,616)	—	—	(2,616)
Hedging gain (reclassified to interest expense)	—	—	(32)	—	(32)
Income Tax (Expense) or Benefit	—	864	12	104	980
Other comprehensive income (loss), net of tax	(2)	(1,512)	(20)	(938)	(2,472)
Balance as of September 30, 2014	(31,074)	(267)	(11)	(938)	(32,290)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of June 30, 2015	(78,907)	(710)	—	(1,355)	(80,972)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(84)	(84)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,793	73	—	—	1,866
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(136)	—	—	(136)
Hedging gain (reclassified to interest expense)	—	—	—	—	—
Income Tax (Expense) or Benefit	(651)	23	—	29	(599)
Other comprehensive income (loss), net of tax	1,142	(40)	—	(55)	1,047
Balance as of September 30, 2015	(77,765)	(750)	—	(1,410)	(79,925)

Balance as of December 31, 2014	(81,191)	(630)	4	(1,059)	(82,876)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(537)	(537)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	5,379	219	—	—	5,598
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(408)	—	—	(408)
Hedging gain (reclassified to interest expense)	—	—	(50)	—	(50)
Income Tax (Expense) or Benefit	(1,953)	69	46	186	(1,652)
Other comprehensive income (loss), net of tax	3,426	(120)	(4)	(351)	2,951
Balance as of September 30, 2015	(77,765)	(750)	—	(1,410)	(79,925)

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

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,406,550	$6.21	1,477,762	$5.83
Granted	390,200	9.61	467,567	7.52
Converted	(263,791)	6.42	(186,179)	7.50
Expired	(1,600)	10.11	(4,300)	7.64
Forfeited	(13,800)	7.36	(17,800)	6.26
Outstanding at end of period	1,517,559	$7.03	1,737,050	$6.10
Vested	329,059	$5.61	415,550	$5.28
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
For the nine month periods ended September 30, 2015 and 2014, the Company recorded expense of $2.0 million and $2.1 million, respectively, for stock incentive awards. At September 30, 2015, there was $3.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2015, none of the awards were convertible, 329,059 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,820,159 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2017.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2015	2014	2015	2014
Earnings from continuing operations	$6,347	$9,595	$25,812	$25,415
Weighted-average shares outstanding for basic earnings per share	64,239	64,286	64,411	64,240
Common equivalent shares:
Effect of stock-based compensation awards	932	985	930	967
Weighted-average shares outstanding assuming dilution	65,171	65,271	65,341	65,207
Basic earnings per share from continuing operations	$0.10	$0.15	$0.40	$0.40
Diluted earnings per share from continuing operations	$0.10	$0.15	$0.40	$0.39
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none and none at September 30, 2015 and 2014, respectively.

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

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues:
CAM	$42,574	$40,226	$131,060	$121,451
ACMI Services	99,918	102,853	309,278	322,753
All other	38,398	42,055	106,183	105,356
Eliminate inter-segment revenues	(38,585)	(46,691)	(108,838)	(117,906)
Total	$142,305	$138,443	$437,683	$431,654
Customer revenues:
CAM	$23,671	$20,227	$68,212	$56,480
ACMI Services	98,820	102,853	308,180	322,753
All other	19,814	15,363	61,291	52,421
Total	$142,305	$138,443	$437,683	$431,654
Depreciation and amortization expense:
CAM	$21,305	$19,740	$64,571	$58,413
ACMI Services	9,461	6,543	26,579	20,569
All other	(12)	24	(3)	(554)
Total	$30,754	$26,307	$91,147	$78,428
Segment earnings (loss):
CAM	$13,482	$13,574	$42,361	$38,681
ACMI Services	(4,914)	(126)	(6,359)	(6,863)
All other	2,077	2,010	6,993	9,135
Net unallocated interest expense	(394)	(457)	(1,279)	(1,260)
Net gain on derivative instruments	96	639	347	969
Pre-tax earnings from continuing operations	$10,347	$15,640	$42,063	$40,662
The Company's assets are presented below by segment (in thousands):

	September 30,	December 31,
	2015	2014
Assets:
CAM	$796,333	$801,195
ACMI Services	139,940	135,109
All other	$97,477	$95,325
Total	$1,033,750	$1,031,629
Interest expense allocated to CAM was $2.3 million and $7.2 million for the three and nine month periods ending September 30, 2015, respectively, compared to $2.8 million and $9.1 million for the corresponding periods of 2014, respectively.

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

INTRODUCTION
The Company leases aircraft, provides air cargo lift and performs aircraft maintenance and other support services primarily to the air cargo transportation and package delivery industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, e-commerce operators, airlines and government customers. The Company's principal subsidiaries include two independently certificated airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”).
The Company has two reportable segments: CAM, which leases Boeing 767 and Boeing 757 aircraft and aircraft engines, and ACMI Services, which primarily includes the cargo transportation operations of the Company's two airlines. The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). The Company's other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance, aircraft parts sales, ground and material handling equipment maintenance and mail handling services. These operations do not constitute reportable segments due to their size.
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long-term contracts with DHL since August 2003. Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leased thirteen Boeing 767 freighter aircraft from CAM and ABX operates those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The initial term of the CMI agreement was five years while the terms of the aircraft leases were seven years.
UPDATE
DHL agreements
In 2015, the Company and DHL amended and restated the CMI agreement ("restated CMI agreement"). As a result, effective April 1, 2015, the existing monthly aircraft lease rates for the thirteen Boeing 767-200 freighter aircraft declined approximately 5%, DHL agreed to lease an additional two Boeing 767 aircraft which were previously supporting DHL under short-term operating arrangements, and all Boeing 767 aircraft lease terms with DHL were extended through March 2019. Under the restated CMI agreement, ABX continues to operate and maintain the aircraft through March 2019. Additionally, during June 2015, DHL began a long-term lease for a sixteenth Boeing 767 aircraft from CAM which ABX operates for DHL under the restated CMI agreement.
Similar to the previous agreement, pricing for services provided under the restated CMI agreement is based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the new pricing structure of the restated CMI agreement, ABX assumes responsibility for the cost of complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the DHL-leased aircraft that it operates. Although provisions of the restated CMI agreement negatively impact the Company's operating results, we project that the reduced earnings from the CMI operations for DHL will be offset through additional aircraft lease revenues, international ACMI opportunities, cost controls and aircraft maintenance growth.
DHL accounted for 49% of the Company's consolidated revenues for the first nine months of 2015 compared with 56% of the Company's consolidated revenues in the corresponding period in 2014. During the third quarter ended September 30, 2015, ABX operated 16 CAM-owned Boeing 767 aircraft leased to DHL under long-term leases primarily in DHL's U.S network under the restated CMI agreement. Additionally, ATI operated four CAM-owned and one DHL-supplied Boeing 757 freighter aircraft in DHL's U.S. network.
Fleet Summary 2015
At September 30, 2015, the Company's combined operating fleet of owned freighter aircraft consisted of 36 Boeing 767-200 aircraft, 10 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
Aircraft fleet activity during the first nine months of 2015 is summarized below:
- Two DHL-owned Boeing 767-200 aircraft, previously leased by ABX for operation in DHL's network, were returned to DHL.
- CAM placed one Boeing 767-300 freighter aircraft with an external customer in February 2015 under a multi-year lease.
- In February 2015, CAM purchased the Boeing 767-300 freighter aircraft that ABX was leasing from an external lessor and began to lease it to ABX.
- ABX returned three Boeing 767-200 freighters to CAM, two of which were leased to external lessees in April 2015 with the third being staged for another external lease.
- During the second quarter, CAM began to lease three Boeing 767-300 aircraft, which are operated by ABX, directly to DHL under multi-year leases.
- ATI began to operate a Boeing 757 freighter that DHL leases from a third party.
- External lessees returned three Boeing 767-200 freighter aircraft to CAM and those aircraft are now being prepped for other leasing.
- CAM purchased one Boeing 767-300 passenger aircraft in June and another one in July, which are both currently being modified to standard freighter configuration.
The Company’s cargo aircraft fleet is summarized below as of September 30, 2015 ($'s in thousands):

	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	11	21	32
Boeing 767-300	4	6	10
Boeing 757-200	4	—	4
Boeing 757-200 Combi	4	—	4
Total	23	27	50
Carrying value			$697,661
Operating lease
Boeing 757-200	1	—	1
Total	1	—	1
Other aircraft
Owned Boeing 767-200s staging for lease	—	4	4
Owned Boeing 767-300 under modification	—	2	2

As of September 30, 2015, ACMI Services leased 23 of its in-service aircraft internally from CAM. As of September 30, 2015, 13 of CAM's 21 leased Boeing 767-200 aircraft shown above and three of the six Boeing 767-300 aircraft, were leased to DHL and operated by ABX. CAM leased the other eight Boeing 767-200 and three Boeing 767-300 aircraft to external airlines. The table above does not reflect CAM's only Boeing 767-200 passenger aircraft, which is currently not in revenue service.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $3.9 million to $142.3 million and by $6.0 million to $437.7 million for the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014. Increased external customer revenues from CAM aircraft leasing, aircraft maintenance services and parcel handling operations were offset by lower revenues from ACMI Services during the three and nine month periods ended September 30, 2015.
The consolidated net earnings from continuing operations were $6.3 million and $25.8 million for the three and nine month periods ended September 30, 2015, respectively, compared to $9.6 million and $25.4 million for the corresponding periods of 2014. The pre-tax earnings from continuing operations were $10.3 million and $42.1 million for the three and nine month periods ended September 30, 2015, respectively, compared to $15.6 million and $40.7 million for the corresponding periods of 2014. Lower pre-tax earnings from continuing operations for the third quarter of 2015 compared to 2014, reflect increased scheduled maintenance expenses for ACMI aircraft, higher aircraft depreciation expenses and forgone revenues while CAM prepped aircraft for new leases. Pre-tax earnings from continuing operations for the first nine months of 2015 compared to 2014, improved due to additional aircraft lease revenues and better ACMI Services aircraft utilization, offset by higher aircraft depreciation and maintenance expenses and the costs of employee retirement obligations.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2015	2014	2015	2014
Revenues from Continuing Operations:
CAM	$42,574	$40,226	$131,060	$121,451
ACMI Services
Airline services	93,632	92,237	289,224	292,042
Reimbursable	6,286	10,616	20,054	30,711
Total ACMI Services	99,918	102,853	309,278	322,753
Other Activities	38,398	42,055	106,183	105,356
Total Revenues	180,890	185,134	546,521	549,560
Eliminate internal revenues	(38,585)	(46,691)	(108,838)	(117,906)
Customer Revenues	$142,305	$138,443	$437,683	$431,654

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$13,482	$13,574	$42,361	$38,681
ACMI Services	(4,914)	(126)	(6,359)	(6,863)
Other Activities	2,077	2,010	6,993	9,135
Net unallocated interest expense	(394)	(457)	(1,279)	(1,260)
Net gain on derivative instruments	96	639	347	969
Pre-Tax Earnings from Continuing Operations	10,347	15,640	42,063	40,662
Less: Net (gain) on derivative instruments	(96)	(639)	(347)	(969)
Adjusted Pre-Tax Earnings	$10,251	$15,001	$41,716	$39,693

Reimbursable revenues shown above include revenues related to fuel, landing fees, navigation fees, aircraft rent and certain other operating costs that are directly reimbursed to the airlines by their customers. Effective April 1, 2015, the cost of engine and airframe maintenance for all CAM-owned aircraft operated for DHL are the responsibility of the airlines, including Boeing 767-200 maintenance costs previously reimbursed directly by DHL. For all periods presented above, airline service revenues include compensation for maintenance provided by the airlines on aircraft operated for DHL. Reimbursable revenues declined for the three and nine month periods ending September 30, 2015 compared to the corresponding periods of 2014 due to lower fuel prices and the return of four DHL-owned Boeing 767-200 aircraft.
Adjusted pre-tax earnings, a non-GAAP measure, is pre-tax earnings excluding interest rate derivative gains and losses. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
CAM Segment
Through CAM, we offer aircraft leasing and related services to external customers and also lease aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to eight years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of September 30, 2015, CAM had a fleet of 54 cargo aircraft in service condition, 23 of them leased internally to the Company's airlines, 27 leased to external customers and four that were being staged for lease. CAM has added three aircraft to its operating fleet since mid-2014.
CAM's revenues grew $2.3 million and $9.6 million during the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014, primarily as a result of additional aircraft leases to external customers. As of September 30, 2015 and 2014, CAM had 27 and 24 aircraft under lease to external customers, respectively. Revenues from external customers totaled $23.7 million and $68.2 million for the three and nine month periods ended September 30, 2015, respectively, compared to $20.2 million and $56.5 million for the corresponding periods of 2014. CAM's revenues from the Company's airlines totaled $18.9 million and $62.8 million during the three and nine month periods ended September 30, 2015, respectively, compared to $20.0 million and $65.0 million for the corresponding periods in 2014.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were flat for the third quarter at $13.5 million and grew by $3.7 million in the nine month period ended September 30, 2015 to $42.4 million, compared to the corresponding 2014 periods. Flat earnings for the third quarter of 2015 compared to 2014 reflect the impact of depreciation expense and forgone revenue for four Boeing 767 aircraft that CAM was staging for long-term external leases. Improved earnings for the first nine months of 2015 compared to 2014 were a result of the additional external aircraft leases, partially offset by increased depreciation and operating expenses to support the larger fleet of aircraft. Administrative expenses included international legal counsel, aircraft records review and other professional services.
As of September 30, 2015, CAM had four Boeing 767-200 freighter aircraft that were being prepped for external customer leases. One of these leases began in October and two more leases are expected to begin by the end of 2015 with the fourth lease commencing in early 2016. Additionally, CAM purchased two Boeing 767-300 passenger aircraft in mid-2015 that are undergoing modification into standard freighter configuration. These freighter modifications are expected to be completed during the fourth quarter of 2015, upon which the aircraft will be leased to DHL for operation in its U.S. network. Management continues to monitor aircraft markets for more acquisition and modification candidates while evaluating opportunities for additional customer deployments.
ACMI Services Segment
The ACMI Services segment performs airline operations for its customers under contracts providing for a combination of aircraft, crews, maintenance and insurance. Under ACMI agreements, customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of September 30, 2015, ACMI Services included 40 in-service aircraft, including 23 leased internally from CAM, one DHL-supplied aircraft operated by ATI and 16 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the CMI agreement.
Revenues from ACMI Services were $99.9 million and $309.3 million for the three and nine month periods ending September 30, 2015, respectively, compared to $102.9 million and $322.8 million for the corresponding periods of 2014. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $1.4 million and decreased $2.8 million for the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014. Total billable block hours declined 5% and 6% for the three and nine month periods ended September 30, 2015, respectively, compared with the corresponding periods in 2014, reflecting the fewer number of aircraft in ACMI service. While we operated fewer routes for DHL, billable block hours for customers other than DHL increased 10% during the three and nine month periods ended September 30, 2015, respectively, compared with the corresponding periods in 2014. In September, 2015 we began to fly new domestic routes which we expect to operate though the peak shipping season of 2015.
ACMI Services incurred pre-tax losses of $4.9 million and $6.4 million during the three and nine month periods ended September 30, 2015, respectively, compared to pre-tax losses of $0.1 million and $6.9 million for the corresponding periods of 2014. Pre-tax losses for the third quarter of 2015 increased compared to 2014 due primarily due to higher aircraft maintenance expenses. Results for the third quarter of 2015 included four more airframe checks than the third quarter of 2014. Both the number of aircraft maintenance events, such as airframe checks and unscheduled engine repairs, and the work scope of such events can vary among periods. Pre-tax losses during the first nine months of 2015 declined compared to 2014 due to better fleet utilization and reduced airline personnel expenses, partially offset by higher scheduled maintenance expenses. Since mid-2014, our airlines returned underutilized aircraft to CAM and reduced operating expenses.
We expect the fleet utilization improvement in ACMI Services to continue, however, due to higher pension expense as actuarially determined, aircraft maintenance schedules and the new pricing structure under the restated CMI, we expect this segment to generate a pre-tax loss for the full year in 2015. Under the new pricing structure of the restated CMI agreement, ABX assumed responsibility, effective April 1, 2015, for the cost of complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to DHL that it operates. Achieving profitability in the ACMI Services segment will depend on new revenue opportunities for airline services, the number of aircraft we operate, crewmember productivity, the cost of employee benefits, the costs of aircraft maintenance and other factors.
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
External customer revenues from all other activities were $19.8 million and $61.3 million for the three and nine month periods ended September 30, 2015, respectively, compared to $15.4 million and $52.4 million for the corresponding periods in 2014. Revenues from aircraft maintenance for external customers increased by $1.7 million and $3.3 million during the three and nine month periods ending September 30, 2015, respectively, compared to the corresponding periods of 2014. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period. Revenues from our parcel handling services for the USPS increased $1.7 million and $3.8 million during the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014 reflecting higher contractual costs and increased mail volumes at the facilities we operate.
The pre-tax earnings from other activities were $2.1 million and $7.0 million for the three and nine month periods ended September 30, 2015, respectively, compared to $2.0 million and $9.1 million for the corresponding periods in 2014. Improved earnings from increased revenues during 2015, were offset by lower gains from the reduction of employee benefit obligations during the three and nine month periods ended September 30, 2015 and 2014, respectively.

The Company has been providing mail sorting services to the USPS since September 2004. The contracts for the five facilities we service have been extended from their original expiration dates in 2014, and while they are currently scheduled to expire in November of 2015, we expect these five contracts to be extended 16 months through March 2017 with renewal options, in the discretion of the USPS, for periods into 2019.
Discontinued Operations
Pre-tax gains related to the former sorting operations were $1.0 million and $1.2 million for the first nine months of 2015 and 2014, respectively. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub services agreement with DHL.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $2.5 million and $4.3 million during the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014 primarily due to higher pension expense offset by a reduction in the number of airline employees. Pension expense for continuing operations increased $1.1 million and $3.2 million for the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014, due to a lower interest rate on pension plan obligations at the beginning of 2015. While the number of airline employees declined, the number of employees for maintenance and other support services increased compared to the previous year.
Fuel expense decreased by $2.0 million and $5.3 million during the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014. Fuel expense reflects the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL and fuel used to position aircraft for service and for maintenance purposes. The cost of fuel declined due to lower prices for aviation fuel. The average price per gallon of fuel decreased about 19% and 18% for the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014.
Maintenance, materials and repairs expense increased by $7.6 million and $6.2 million during the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014. Aircraft maintenance expenses increased during 2015 compared to 2014 due primarily to additional airframe checks and related component repairs, partially offset by lower engine maintenance expense driven by fewer block hours flown. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks, unscheduled maintenance events and the scope of the maintenance tasks required during a period.
Depreciation and amortization expense increased $4.4 million and $12.7 million during the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014. The increase in depreciation expense reflects incremental depreciation expense for additional aircraft engines and three Boeing 767 aircraft added to the in-service fleet since mid-2014.
Travel expense decreased by $0.2 million and $0.4 million during the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014, reflecting lower block hours flown and the lower level of airline headcount during 2015 compared to 2014.
Rent expense decreased by $4.4 million and $12.0 million during the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014. Rent expense decreased primarily due to the purchase of two Boeing 767-300 aircraft in September of 2014 and the return of four Boeing 767-200 aircraft which were previously leased from external providers during the first nine months of 2014.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $0.3 million and $0.8 million during the three and nine month periods ended September 30, 2015 compared to the corresponding periods of 2014. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Insurance expense decreased by $0.3 million and $1.3 million during the three and nine month periods ended September 30, 2015 compared to the corresponding periods of 2014. Insurance expense decreased due to fewer aircraft in ACMI operations during 2015 compared to 2014.
Other operating expenses increased by $2.0 million and $2.5 million during the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014. Other operating expenses include professional fees, navigational services, employee training, utilities, the cost of parts sold to customers and gains on the disposition of equipment. Other operating expenses increased during 2015 due to additional costs of handling mail and parcels we process for the USPS and other customers compared to 2014. Additionally, other operating expenses decreased during the second quarter 2015 compared to 2014 due to fewer parts sold to aircraft maintenance customers and larger gains from the disposition of equipment.
Interest expense decreased by $0.6 million and $2.0 million during the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014. Interest expense decreased due to a lower average debt level and lower interest rates on the Company's outstanding loans during the third quarter of 2015 compared to 2014.
The Company recorded pre-tax gains on derivatives of $0.1 million and $0.3 million during both the three and nine month periods ended September 30, 2015 compared to $0.6 million and $1.0 million during the corresponding periods of 2014, reflecting the impact of fluctuating market interest rates.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2015 have been estimated utilizing a 38.6% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2015 will depend on the actual amount of pre-tax book income generated by the Company for the full year. The effective tax rate from continuing operations for the three and nine month periods ended September 30, 2014 was 38.7% and 37.5%, respectively, based on projections of taxable income and tax deductions at that time. The effective tax rate increased during the first nine months of 2015 compared to the corresponding period of 2014, because we expect proportionally more earnings to occur in the U.S. during 2015 compared to 2014.
As of December 31, 2014, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $99.3 million, which will begin to expire in 2024 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2017 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights is primarily sourced to the United States under international aviation agreements and treaties. If we begin to operate in countries without such agreements, the Company could incur additional foreign income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $134.0 million and $107.5 million for the first nine months of 2015 and 2014, respectively. Improved cash flows generated from operating activities was driven by faster customer payments compared to 2014, reflecting additional aircraft leases which are typically paid faster than revenues related to ACMI services and the timing of vendor payments at the end of September 2015. Cash outlays for pension contributions for the first nine months of 2015 were $6.2 million compared to $6.2 million for the corresponding period of 2014.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of passenger aircraft for freighter modification. Cash payments for capital expenditures were $111.0 million and $90.9 million for the first nine months of 2015 and 2014, respectively. Capital expenditures in 2015 included the acquisition of three Boeing 767-300 aircraft and next generation navigation and communication modifications. Additionally, capital expenditures during 2015 included $38.0 million for required heavy maintenance and $24.1 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in the first nine months of 2014 included $57.8 million for the purchase of two Boeing 767-300 aircraft and next generation navigation and communication modifications; $14.8 million for required heavy maintenance, $7.1 million for construction of the new aircraft hangar and $11.2 million for other equipment, including the purchases of aircraft engines and rotables. During the first quarter of 2014, we made an investment in West Atlantic AB for $15 million.
Net cash used for financing activities was $40.1 million for the first nine months of 2015 compared to $1.8 million of cash used in the corresponding period of 2014. During the first nine months of 2015, we drew $20.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $53.2 million. During the first nine months of 2014, we drew $45.0 million from the revolving credit facility to fund the investment in West Atlantic AB and capital spending, and we made debt principal payments of $53.2 million. Since May 2015, we have spent $6.9 million to buy 705,957 shares of the Company's common stock in the open market through September 30, 2015, pursuant to a share repurchase plan authorized in 2014 by the Board of Directors to repurchase up to $50 million of the Company's common stock. Additionally, $1.6 million and $4.7 million of the principal balance of the DHL promissory note was extinguished during the first nine months of 2015 and 2014, respectively, pursuant to the CMI agreement with DHL.
Commitments
We purchased, during June and July of 2015, two Boeing 767-300 passenger aircraft to convert to standard cargo freighters, and we expect to purchased a third Boeing 767-300 passenger aircraft for cargo conversion in November 2015. The freighter modification process for two of the aircraft is expected to be completed in 2015, while the third aircraft conversion is scheduled to be completed in the second quarter of 2016. We estimate that capital expenditures for 2015 will total $165 million for aircraft purchases, engine purchases, aircraft modification costs, airframe and engine maintenance and other expenditures. Capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the planned capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement.
In September 2015, we entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the Peoples Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be named United Star Express Airlines Co. Ltd., and will be based in in Tianjin, China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations in mid-2016. We expect to contribute $16 million to the joint venture over the next nine months. We plan to offer the new airline aircraft leases to build its fleet.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $105.0 million and a revolving credit facility from which the Company has drawn $165.0 million, net of repayments as of September 30, 2015. On May 8, 2015, the Company executed the fifth amendment to the Senior Credit Agreement (the "Fifth Credit Amendment"). The Fifth Credit Amendment increased the capacity of the revolving credit facility by $50.0 million to $325.0 million, increased the permitted additional indebtedness by $50.0 million to $150.0 million, and retained the accordion feature whereby the Company can draw up to an additional $50.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $325 million. Beginning on May 5, 2016, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 1.95%.
At September 30, 2015, the Company had $14.9 million of cash balances. The Company had $151.7 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $8.3 million. As specified under the terms of ABX's CMI agreement with DHL, the unsecured note payable to DHL extinguished without payment at March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2015, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The ordinance in question is controversial for the reason that it was adopted by the Brussels-Capital Region and is more restrictive than the noise limitations in effect in the Flemish Region, which is where the Brussels Airport is located. Numerous airlines have been levied fines under the ordinance, which has been the subject of several court cases in the Belgian courts, including with respect to demands for payment. In October 2015, ABX paid approximately $0.4 million in satisfaction of the fines.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from from time to time on the open market or in privately negotiated transactions. All of the repurchases done by the Company during the third quarter of 2015 were in the open market. There is no expiration date for the repurchase program. The following table summarizes the Company's repurchases of its common stock during the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2015 through July 31, 2015	112,000	$10.22	112,000	$46,259,893
August 1, 2015 through August 31, 2015	118,779	$9.63	118,779	$45,115,923
September 1, 2015 through September 30, 2015	230,309	$8.84	230,309	$43,080,681
Total for the quarter	461,088	$9.38	461,088	$43,080,681

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
Fifth Amendment to Credit Agreement, dated May 8, 2015, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders" and SunTrust Bank, in its capacity as Administrative Agent. (2)

10.3	Description of Compensation Arrangements for Non-Employee Directors (2).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015, as amended by the Company's Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 7, 2015.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	November 6, 2015

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 6, 2015	and Principal Accounting Officer)