Form 10-K
period 2015-12-31
Air Transport Services Group, Inc.
filed 2016-03-14
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $551,045,344. As of March 14, 2016, 63,888,980 shares of the registrant’s common stock, par value $0.01, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 12, 2016 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS
Statements contained in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors” starting on page 11 and in “Results of Operations” starting on page 24.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2015 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
General Development of Business
Air Transport Services Group, Inc. provides aircraft leasing, airline operations, aircraft maintenance and other support services to the air cargo transportation and package delivery industries. We offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers. We provide standalone services as well as customized, bundled solutions. (When the context requires, we may use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.) Our services are summarized below.
Aircraft leasing: We lease cargo aircraft through ATSG's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”). CAM services global demand for medium range and medium capacity airlift by offering Boeing 767, 757 and 737 aircraft leases. CAM is able to provide competitive lease rates by converting passenger aircraft into cargo freighters. CAM monitors the medium passenger aircraft sale markets and acquires passenger aircraft based on projected into-service costs and rate of return targets, then manages the modification of passenger aircraft into freighters. As a result, the converted freighters can be deployed into regional markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. CAM's aircraft leases are typically under multi-year agreements.
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
Support services: Customers who lease our aircraft typically need related services, such as scheduled aircraft maintenance, aircraft line maintenance, crew training and other transportation related solutions which our subsidiaries can provide. The support services we provide to delivery companies, freight forwarders and other airlines provide us with a competitive advantage for diversification and incremental revenues. Our businesses and subsidiaries providing support services are summarized below.

•	ABX provides flight crew training, flight simulator rental and aircraft line maintenance services;

•	Airborne Maintenance and Engineering Services, Inc. (“AMES”) is an aircraft maintenance, repair and overhaul business. AMES also provides aircraft line maintenance;

•	AMES Material Services, Inc. ("AMS") resells and brokers aircraft parts;

•	LGSTX Services, Inc. (“LGSTX”) provides material handling and ground equipment maintenance and ground equipment rentals for aircraft support;

•	LGSTX Distribution Services, Inc. ("LDS") operates mail and package sorting centers.
Our business development and marketing activities are led by the Company's Airborne Global Solutions, Inc. ("AGS") subsidiary. AGS assists our businesses in achieving their sales and marketing plans by identifying customers' business and operational requirements and by providing sales leads to our subsidiaries. AGS develops bundled, turn-key cargo airline solutions that leverage the entire portfolio of the Company's subsidiaries' capabilities to provide flexible, customized services based on our experience in global cargo operations.
The Company is incorporated in Delaware and its headquarters is in Wilmington, Ohio. ATSG's common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG. ATSG was formed on December 31, 2007, for the purpose of creating a holding company structure from the reorganization of ABX which was incorporated in 1980. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a former publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne and became an independent publicly traded company, in conjunction with the acquisition of Airborne by an indirect wholly-owned subsidiary of DHL Worldwide Express, B.V. In 2004, we established LDS to provide mail sorting services to the United States Postal Service, ("USPS"). The Company acquired CAM, ATI and Capital Cargo International Airlines, Inc. ("CCIA") on December 31, 2007. ATI began operations in 1979 and was an affiliate of BAX Global, Inc. (“BAX/Schenker”) prior to 2006. In 2009, the aircraft maintenance operations of ABX, including a hangar facility in Wilmington, were spun-

out into AMES, a wholly-owned subsidiary of the Company. Similarly, in 2010, the material handling and aviation ground support operations of ABX were spun-out into a wholly-owned subsidiary of the Company, now known as LGSTX. During 2013, we merged CCIA into ATI, with ATI as the surviving entity.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden. West Atlantic AB, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 45 aircraft. West Atlantic AB operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft.
In September 2015, the Company entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the Peoples Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in in Tianjin, China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations in the second half of 2016. We expect to contribute approximately $16 million to the joint venture over the next six months. We plan to offer the new airline aircraft leases to build its fleet.
In September, 2015, we began to operate a trial air network for Amazon Fulfillment Services, Inc. (“AFS”), a subsidiary of Amazon.com, Inc. (“Amazon”). The network grew to five dedicated Boeing 767 freighter aircraft during 2015 and includes services for cargo handling and logistical support. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by LGSTX. CAM owns all of the Boeing 767-200 freighter aircraft and either owns or has entered into commitments to purchase all of the Boeing 767-300 freighter aircraft that will be leased and operated under the ATSA. The ATSA becomes effective April 1, 2016.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement. The Investment Agreement calls for the Company to issue warrants in three tranches, which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares measured as further described below. The exercise price of the warrants will be $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. The first tranche of warrants, issued upon execution of the Investment Agreement, grants Amazon a right to purchase approximately 12.81 million ATSG common shares, with the right to purchase 7.69 million common shares vesting upon issuance and the right to purchase the remaining 5.12 million common shares vesting as ATSG delivers additional aircraft leased under the ATSA or as the Company achieves specified revenue targets in connection with the ATSA. The first tranche of warrants cannot be exercised prior to the earlier of the date of the 2016 Annual Meeting of Stockholders of ATSG and July 8, 2016. The second tranche of warrants, which will grant Amazon a right to purchase approximately 1.59 million ATSG common shares, will be issued on the second anniversary of the date of the Investment Agreement and will vest immediately upon issuance. The third tranche of warrants will be issued upon the date that is four years and six months after the date of the Investment Agreement, and will also vest immediately upon issuance. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement, after giving effect to the issuance of the warrants. Each of the three tranches of warrants will be exercisable in accordance with its terms through the fifth anniversary of the date of the Investment Agreement. We anticipate making the common shares underlying the warrants available through a combination of share repurchases and the issuance of additional shares. The Company’s stockholders will be asked to approve an amendment to the Certificate of Incorporation of the Company at the next annual meeting of stockholders to increase the number of authorized common shares and to approve the exercise in full of the warrants as required under the rules of the Nasdaq Global Select Market.
Financial Information
The Company has two reportable segments, “ACMI Services" and "CAM." Due to the similarities among the Company's airline operations, they are aggregated into the ACMI Services segment. Our other business operations, including aircraft maintenance, engineering and modification services; aircraft part sales; equipment leasing and maintenance; and mail and package handling do not constitute reportable segments due to their size. Customer revenues for 2015 are summarized below. Additional financial information about our segments and geographical revenues is presented in Note N to the accompanying consolidated financial statements.

	CAM	ACMI Services	Support services

External revenues (in thousands)	$93,395	$431,989	$93,880
Subsidiaries and businesses	CAM	ABX, ATI	ABX, AMES, AMS, GFS, LDS, LGSTX

DHL Network Operations (USA), Inc. and its affiliates (individually and collectively, "DHL"), is the Company's largest customer. The Company has had long-term contracts with DHL since August 2003. Business with DHL totaled 46% of the Company's consolidated revenues in 2015. As of December 31, 2015, the Company, through CAM leased 17 Boeing 767 aircraft to DHL; 15 of those were being operated by the Company's airlines for DHL. Additionally, the airlines operated seven CAM-owned Boeing aircraft and one DHL leased aircraft under other operating arrangements with DHL. The U.S. Military comprised 16% of the Company's consolidated revenues in 2015, stemming primarily from revenue generated by operating four Boeing 757 combi aircraft.
Description of Business
CAM
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
As of December 31, 2015, CAM’s fleet consisted of 55 serviceable Boeing 767 and 757 cargo aircraft. A complete list of the Company's aircraft is included in Item 2, Properties. Through CAM, we have expanded in recent years the Company's combined fleet of Boeing 767 and 757 aircraft and retired less efficient Boeing 727 and McDonnell Douglas DC-8 freighter aircraft. CAM has managed the modification of passenger aircraft into cargo aircraft as well as purchased previously modified cargo aircraft. Since the beginning of 2013, CAM has deployed six Boeing 767-300 and five Boeing 757 aircraft into its fleet.
ACMI Services
Through the Company's two airline subsidiaries, we provide airline operations to DHL, delivery companies, other airlines, freight forwarders and the U.S. Military. A typical operating agreement requires our airline to supply, at a specific rate per block hour and/or per month, a combination of aircraft, crew, maintenance and insurance ("ACMI") for specified cargo operations. The customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. The airlines also operate charter agreements, including with the U.S. Military, which require the airline to provide full service, including fuel and other operating expenses, in addition to aircraft, crew, maintenance and insurance, for a fixed, all-inclusive price.
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

Commencing March 31, 2010, the Company and DHL executed commercial agreements under which DHL leased thirteen Boeing 767-200 freighter aircraft from CAM while ABX operates those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The initial term of the CMI agreement was five years while the terms of the aircraft leases were seven years. In 2015, the Company and DHL amended and restated the CMI agreement ("restated CMI agreement"). As a result, effective April 1, 2015, the existing monthly aircraft lease rates for the Boeing 767-200 freighter aircraft declined approximately 5%, DHL agreed to lease an additional two Boeing 767 aircraft which were previously supporting DHL under short-term operating arrangements, and all Boeing 767 aircraft lease terms with DHL were extended through March 2019. Under the restated CMI agreement, ABX continues to operate and maintain the aircraft through March 2019.
Similar to the previous agreement, pricing for services provided under the restated CMI agreement is based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the new pricing structure of the restated CMI agreement, ABX assumes responsibility for the cost of complying with the Federal Aviation Administration, ("FAA"), airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the DHL-leased aircraft that it operates. Although provisions of the restated CMI agreement negatively impact the Company's operating results, we project that the reduced earnings from the CMI operations for DHL will be offset through additional aircraft lease revenues, international ACMI opportunities, cost controls and aircraft maintenance growth.
Our airlines provide airlift to the Air Mobility Command ("AMC") through contracts awarded by the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. ATI contracts with the AMC for the operation of its unique fleet of four Boeing 757 "combi" aircraft, which are capable of simultaneously carrying passengers and cargo containers on the main flight deck. ATI has been operating combi aircraft for the U.S. Military since 1993. During 2013, ATI retired its four DC-8 combi aircraft and replaced the aircraft with the more modern Boeing 757 combi aircraft. The USTC awards flights to U.S. certificated airlines through annual contracts and awarded ATI three international routes for combi aircraft through September of 2016. These routes are not based on or related to conflicts in the Middle East.
Our airlines participate in the Department of Defense ("DOD") Civil Reserve Air Fleet ("CRAF") program which entitles our airlines to bid for military cargo charter operations. Our airlines may operate temporary "expansion" routes for the U.S Military using the Boeing 757 combi and Boeing 767 freighter aircraft. Our participation in the CRAF program allows the DOD to requisition specified aircraft for military use during a national defense emergency.
Approximately 17% of the Company's consolidated revenues for 2015 were derived from providing airline operations for customers other than DHL and the U.S. Military. These ACMI and charter operations are typically provided to delivery companies, freight forwarders or other airlines.
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

AMES operates a Federal Aviation Administration (“FAA”) certificated 145 repair station in Wilmington, Ohio, including hangars, a component shop and engineering capabilities. AMES is AS9100 quality certified for the aerospace industry. AMES markets its capabilities by identifying aviation-related maintenance and modification opportunities and matching them to its capabilities. AMES’ marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and 767 aircraft. The flat panel display modernizes aircraft avionics equipment and reduces maintenance costs by combining multiple display units into a single instrumentation panel. In 2014, the Company completed the construction of a new hangar facility bringing the total hangar square footage to 310,000. The hangar provides the capability of servicing airframes as large as the Boeing 747-400 and the Boeing 777 aircraft. AMES has the capability to perform line maintenance and airframe maintenance on McDonnell Douglas DC-9, MD-80, Boeing 767, 757, 737, 777, 727 and Airbus A320 aircraft. AMES also has the capability to refurbish airframe components, including approximately 60% of the components utilized by Boeing 767 aircraft.
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
Mail and Package Sorting
Since September 2004, we have provided mail sorting services under contracts with the USPS. Our subsidiary, LDS, manages USPS mail sort centers in Indianapolis, Dallas and Memphis. Under each of these three contracts, we are compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. LDS also provides labor for load transfer services to the USPS at two facilities. The contracts for the five facilities we service have been extended from their original expiration dates in 2014, through March 2017 with renewal options, at the discretion of the USPS, for periods into 2018. LDS also provides international mail forwarding services through the Miami International Airport, John F. Kennedy International Airport and the Los Angeles International Airport.
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
The Company's subsidiary, Global Flight Source, Inc., ("GFS") provides aircraft dispatch and flight monitoring to ABX and ATI. GFS can provide these services to U.S certificated supplemental air carriers and foreign air carriers.
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
Competition for aircraft lease placements is generally affected by aircraft type, aircraft availability and lease rates. We target our leases to cargo airlines and delivery companies seeking medium widebody airlift. The Airbus A300-600 and A330 aircraft can provide capabilities similar to the Boeing 767 for medium widebody airlift. Competitors in the aircraft leasing markets include GE Capital Aviation Services and Guggenheim Aviation Partners among others.
The aircraft maintenance industry is labor intensive and typically competes based on cost, capabilities and reputation for quality. U.S. airlines may contract for aircraft maintenance with maintenance and repair organizations ("MROs") in other countries or geographies with a lower labor wage base, making the industry highly cost competitive. Other aircraft MROs include AAR Corp and Hong Kong Aircraft Engineering Co.
Airline Operations
Flight Operations and Control
Each of the Company's airline operations are conducted pursuant to authority granted to them by the FAA and the Department of Transportation ("DOT"). Airline flight operations, including aircraft dispatching, flight tracking, crew training and crew scheduling are planned and controlled by personnel within each airline. The Company staffs aircraft dispatching and flight tracking 24 hours per day, 7 days per week.
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
Safety and Security
Management is committed to the safe operation of its aircraft. The Company’s airlines have instituted various security procedures and protocols to comply with FAA and Transportation Security Administration (“TSA”) regulations. Extensive safety checks are conducted on a regular basis. In addition, the Company and its subsidiaries conduct background checks on our respective employees, restrict access to aircraft, inspect aircraft for suspicious persons or cargo, and inspect all dangerous goods. Comprehensive internal audit and evaluation programs are actively maintained.
Customers are required to inform the airlines in writing of the nature and composition of any freight which is classified as “Dangerous Goods” by the DOT. Notwithstanding these procedures, our airline subsidiaries could unknowingly transport contraband or undeclared hazardous materials for customers, which could result in fines and penalties and possible damage to the aircraft.
Insurance
Our airline subsidiaries are required by the DOT to carry a minimum amount of aircraft liability insurance. Their aircraft leases, loan agreements and ACMI agreements also require them to carry such insurance. The Company currently maintains public liability and property damage insurance, and our airline subsidiaries currently maintain aircraft hull and liability insurance and war risk insurance for their respective aircraft fleets in amounts consistent with industry standards. CAM’s customers are also required to maintain similar insurance coverage.

Employees
As of December 31, 2015, the Company had approximately 2,170 full-time and part-time employees. The Company employed approximately 330 flight crewmembers, 990 aircraft maintenance technicians and flight support personnel, 445 warehousing, sorting and logistics personnel, 210 employees for airport maintenance and logistics, 20 employees for sales and marketing and 175 employees for administrative functions. In addition to full time and part time employees, the Company typically has approximately 450 temporary employees mainly serving the USPS operations and aircraft line maintenance operations. On December 31, 2014, the Company had approximately 1,810 full-time and part-time employees.
Labor Agreements
The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2015.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	9.6%
ATI	Air Line Pilots Association	5/28/2014	5.6%
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
Information Systems
We are increasingly dependent on technology to maintain regulatory compliance, improve information communications and reduce costs in order to compete effectively. The Company has invested significant management and financial resources in the development of information systems to facilitate flight and maintenance operations. We utilize systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using the systems, we track and control inventories and costs associated with each maintenance task, including the personnel performing those tasks. In addition, the Company’s flight operations systems coordinate flight schedules and crew schedules. We have developed and procured systems to track crewmember flight and duty times, and crewmember training status.
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
The U.S. Environmental Protection Agency ("EPA") is authorized to regulate aircraft emissions and has historically implemented emissions control standards adopted by the International Civil Aviation Organization ("ICAO"). In 2015, however, the EPA issued a proposed finding on GHG emissions from aircraft and its relationship to air pollution. The final finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. Our subsidiaries’ aircraft currently meet all known requirements for engine emission levels as applicable by engine design date. Under the Clean Air Act, individual states or the EPA may adopt regulations requiring reductions in emissions for one or more localities based on the measured air quality at such localities. These regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. Further, the U.S. Congress has, in the past, considered legislation that would regulate greenhouse gas emissions, and some form of federal climate change legislation is possible in the future.
In addition, the European Commission has approved the extension of the European Union Emissions Trading Scheme ("ETS") for greenhouse gas emissions to the airline industry. Currently, under the European Union’s ETS, all ABX and ATI flights that are wholly within the European Union are covered by the ETS requirements, and each year our airlines are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. If the airline's flight activity during the year produced carbon emissions exceeding the number of carbon emissions allowances that it had been awarded, the airline must acquire allowances from other airlines in the open market. ABX and ATI currently operate intra-EU flights and management believes that such flights are operated in compliance with ETS requirements.
To allow time for negotiations on a global market-based measure applying to aviation emissions, the EU's ETS requirements were suspended for flights in 2012 to and from non-European countries. For the period 2013-2016, the legislation has also been amended so that only emissions from flights within the European Economic Area fall under the EU ETS. Exemptions for operators with low emissions have also been introduced. The EU made this change following agreement by the ICAO Assembly in October 2013 to develop a global market-based mechanism addressing international aviation emissions by 2016 and to apply it by 2020. The amended law provides for the European Commission to report to the European Parliament and Council on the outcome of the 2016 ICAO Assembly and propose measures as appropriate to take international developments into account with effect from 2017.
Recently, ICAO proposed for adoption greenhouse gas emissions rules applicable to aviation. If the rules are adopted by the ICAO governing body, they would set emissions standards beginning in 2020. The mechanism to reduce emissions is based on a reduction in the amount of fuel burned during the cruise portion of flight. The engines used to power the aircraft currently operated by the Company's airlines comply with the newly proposed standard and would not require modification to be able to continue to operate after the rule, if adopted as proposed, takes effect. Although these rules, if adopted, will not apply to any of our airline subsidiaries’ existing aircraft, additional rules could be adopted in the future that would either apply these more stringent noise and emissions standards to aircraft already in operation or require that some portion of the fleet be converted over time to comply with these new standards.
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
The DOT has the authority to impose civil penalties, or to modify, suspend or revoke our certificates and exemption authorities for cause, including failure to comply with federal laws or DOT regulations. A corporation holding the above-referenced certificates and exemption authorities must qualify as a citizen of the United States, which, pursuant to federal law, requires that (1) it be organized under the laws of the U.S. or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be U.S. citizens, (3) that less than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. We believe our airline subsidiaries possess all necessary DOT-issued certificates and authorities to conduct our current operations and continue to qualify as a citizen of the United States.
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
The FAA requires each of the airline subsidiaries to implement a drug and alcohol testing program with respect to all employees and, unless already subject to testing, contractor employees that engage in safety sensitive functions. Each of the airlines comply with these regulations.
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
Air cargo transportation volumes are strongly correlated to general economic conditions, including the price of aviation fuel. An economic downturn could reduce the demand for delivery services offered by DHL and other delivery businesses, in particular expedited shipping services utilizing aircraft. Further, during an economic slowdown, customers generally prefer to use ground-based or marine delivery services instead of more expensive air delivery services. Accordingly, an economic downturn could reduce the demand for airlift and cargo aircraft leases. Additionally, if the price of aviation fuel rises significantly, the demand for cargo aircraft and air delivery services may decline. During periods of downward economic trends and rising fuel costs, freight forwarders and integrated delivery businesses are more likely to defer market expansion plans. As a result, we may experience delays in the deployment of available aircraft with customers under lease, ACMI or charter arrangements.
The restated CMI agreement with DHL may impact the Company’s operating results and financial condition differently than historical results.
The restated CMI agreement, which was effective April 1, 2015, contains provisions that effect our operating results differently than the previous CMI agreement. Under the restated CMI agreement, the cost of Boeing 767 airframe maintenance is included in the pre-defined price for services that ABX charges to DHL. Previously, DHL was directly responsible for the costs of airframe maintenance of leased aircraft. Similarly, ABX may be required, under the restated CMI agreement, to pay certain costs associated with engine maintenance events, previously paid or reimbursed by DHL.
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
We may fail to meet the scheduled delivery date for aircraft required by the ATSA.
If CAM cannot meet the agreed delivery schedule for an aircraft lease, AFS may, at its discretion, cancel the aircraft lease and all related lease payments.
Our airline operating agreements include on-time reliability requirements which can impact the Company's operating results and financial condition.
Certain of our airline operating agreements contain monthly incentive payments for reaching specific on-time reliability thresholds. Additionally, such airline operating agreements contain monetary penalties for aircraft reliability below certain thresholds. As a result, our operating revenues may vary from period to period depending on the achievement of monthly incentives or the imposition of penalties. Further, an airline could be found in default of an agreement if it does not maintain minimum thresholds over an extended period of time. If our airlines are placed in default due to failure to maintain reliability thresholds, the customer may elect to terminate all or part of the services we provide under certain customer agreements after a cure period.
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
The Investment Agreement may be terminated by Amazon in the event that clearance under applicable antitrust laws or DOT approval required for Amazon's exercise of the warrants is not obtained, or if stockholders do not approve an increase in the number of authorized shares of ATSG common stock required for the warrants issuable to Amazon and the exercise by Amazon to be exeercisable in full.
Under the recently executed agreements with Amazon, we have issued warrants which, upon their exercise in full, would exceed the number of ATSG common shares currently authorized by stockholders. The Company’s stockholders will be asked to approve an amendment to the Certificate of Incorporation of the Company at the next annual meeting of stockholders to increase the number of authorized common shares and to approve the exercise in full of the related warrants. In the event that antitrust clearance or DOT approval is not obtained for Amazon's exercise of the warrants within six months of the applicable regulatory filing, or if stockholders do not approve at the next annual meeting the increase in the number of authorized common shares required for Amazon's exercise in full of the warrants, Amazon may elect to terminate the Investment Agreement. In the event of the termination of the Investment Agreement, the unvested portion of the warrants would be canceled and terminated. In addition, if Amazon terminated the Investment Agreement because the Company's stockholders did not approve the increase in the number of common shares required for Amazon's exercise in full of the warrants, under the terms of the ATSA, Amazon would have no obligation to (i) pay certain increased monthly charges associated with the operation of each the first five aircraft prior to the third anniversary of the ATSA and make a one-time payment in an amount constituting the difference between such increased monthly charges and the monthly charge then in effect between the execution of the ATSA and the third anniversary date; (ii) enter into any aircraft lease with respect to any additional aircraft for which the scheduled delivery date comes after May 31, 2016; (iii) take delivery of any additional aircraft that are subject to a signed aircraft lease for which the scheduled delivery date comes after May 31, 2016 (Amazon will be entitled to terminate any such aircraft lease without penalty); or (iv) enter into any further work orders as provided under the ATSA.

The anticipated strategic and financial benefits of our relationship with Amazon may not be realized.
We entered into the agreements with Amazon with the expectation that the transactions would result in various benefits including, among others, growth in revenues, improved cash flows and operating efficiencies. Achieving the anticipated benefits from the agreements is subject to a number of challenges and uncertainties, such as the timing of aircraft deliveries and unforeseen costs. If we are unable to achieve our objectives or if we experience delays in our fleet expansion, the expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations.

The Company's future earnings and earnings per share, as reported under generally accepted accounting principles, will be impacted by the stock warrants issuable to Amazon.
We expect that the warrants issuable to Amazon will increase the number of diluted shares reported. Further, we expect that the warrants will be subject to fair value measurements during the periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants may adversely impact the Company's reported earnings measures.
Under the provisions of airline operating and aircraft lease agreements with customers, customers may be able to terminate the operating agreements or aircraft lease agreements, subject to early termination provisions.
Customers can typically terminate one or more of the aircraft from their related airline operating agreement for convenience at any time during the term, subject to a 60 day notice period and paying the Company a fee. Additionally, the lease agreements may contain provisions for terminating an aircraft lease for convenience, including a notice period and paying a lump sum amount to the Company.
Amazon may terminate the ATSA in its entirety after providing 180 days of advance notice after the first six months of the term and paying to the Company a significant termination fee which reduces after the second anniversary of the ATSA.
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
Our participation in the CRAF Program could adversely restrict our commercial business in times of national emergency.
Both of our airlines participate in the U.S. Civil Reserve Air Fleet (“CRAF”) Program, which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft.

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
If applied to cargo carriers, the new rules would require a pilot to have the opportunity to rest for nine hours before reporting to flight duty and place other restrictions on the number of duty hours in particular time periods. In May 2012, the FAA indicated that it would reconsider its initial decision to exclude cargo pilots from these new requirements. On reconsideration, the FAA’s original finding was confirmed by the agency. However, the FAA’s determination has been appealed to the U.S. Court of Appeals, the outcome of which is currently pending. Also, efforts have been made to mandate the FMDRR be applied to cargo carriers by amendment to the federal transportation statute. While not currently required for the Company's cargo operations, if such rest requirements and restrictions were imposed on our cargo operations, these rules could have a significant impact on the costs incurred by our airlines. The airlines would attempt to pass such additional costs through to their customers in the form of price increases. Customers, as a result, may seek to reduce their utilization of aircraft in favor of less expensive transportation alternatives.
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
Our aircraft provide ACMI services throughout the world, sometimes operating in remote regions. Our aircraft may experience maintenance events in locations that do not have the necessary repair capabilities or are difficult to reach. As a result, we may incur additional expenses and lose billable revenues that we would have otherwise earned. Under the restated CMI agreement with DHL, we are required to provide a spare aircraft while scheduled maintenance is completed. If delays occur in the completion of aircraft maintenance, we may incur additional expense to provide airlift capacity and forgo revenues.
Lessees of our aircraft may fail to make contractual payments or fail to maintain the aircraft as required.
Our financial results depend on our lease customers' ability to make rent payments and maintain the related aircraft. Our customers' ability to make payments could be adversely impacted by changes to their financial liquidity, competitiveness, economic conditions and other factors. A default of an aircraft lease by a customer could negatively impact our operating results and cash flows and result in the repossession of aircraft.

While we often require leasing customers to pay monthly maintenance deposits, customers are normally responsible for maintaining our aircraft during the lease term. Failure of a customer to perform required maintenance and maintain the appropriate records during the lease term could result in higher maintenance costs, a decrease in the value of the aircraft, a lengthy delay in or even our inability to place the aircraft in a subsequent lease, any of which could have an adverse effect on our results of operations and financial condition.
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
We lease and operate a 310,000 square foot aircraft maintenance facility and a 100,000 square foot component repair shop in Wilmington, Ohio. Accordingly, a large portion of our MRO's operating costs are fixed. As a result, we need to retain existing aircraft maintenance business levels to maintain a profitable operation. The actual level of revenues may not be sufficient to cover our operating costs. Additionally, revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
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
During 2014, the Company's Board of Directors approved a share repurchase plan to buy up to $50 million of ATSG 's common stock. Future purchases, if any, would be funded from the Company's cash balances and could reduce the Company's financial liquidity and indirectly add to the Company's indebtedness.
The Company's existing sources of liquidity may not be sufficient if opportunities to expand the aircraft fleet or make strategic investment in other companies arise.
Opportunities to grow revenues could arise that require more aircraft, an aircraft type that we do not currently have, or other strategic investments. As of December 31, 2015, the Company's liquidity included $17.7 million of cash balances and $136.6 million available under the revolving credit facility through the Senior Credit Agreement and, subject to the creditors consent, $50 million through an accordion feature of the Senior Credit Agreement. The existing sources of liquidity may not be sufficient to support initiatives for fleet expansion or other strategic investments. Raising additional sources of credit could result in an increase in our borrowing costs and additional covenant requirements.

Operating results may be affected by fluctuations in interest rates.
The Company enters into interest rate derivative instruments from time to time in conjunction with its debt levels. The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates for at least 50% of the outstanding balance of the new unsubordinated term loan. We typically do not designate the derivative instruments as hedges for accounting purposes. Future fluctuations in LIBOR interest rates will result in the recording of gains and losses on interest rate derivatives that the Company holds.
Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.18%. Additional debt or lower EBITDA may result in higher interest rates on the variable rate portion of the Company's debt.
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, plans' funded status and funding requirements are sensitive to changes in interest rates. The plans' funded status and annual pension expense are recalculated at the beginning of each calendar year using the fair value of plan assets and market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Future fluctuations in interest rates including the impact on asset returns, could result in the recording of additional expense for pension and other post-retirement healthcare plans.
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

Recently, ICAO proposed for adoption greenhouse gas emissions rules applicable to aviation. If the rules are adopted by the ICAO governing body, they would set emissions standards beginning in 2020. The mechanism to reduce emissions is based on a reduction in the amount of fuel burned during the cruise portion of flight. The engines used to power the aircraft currently operated by the Company's airlines comply with the newly proposed standard and would not require modification to be able to continue to operate after the rule, if adopted as proposed, takes effect.
The U.S. Congress and certain states have also considered legislation regulating greenhouse gas emissions. In addition, even in the absence of such legislation, the U.S. Environmental Protection Agency could regulate greenhouse gas emissions, especially aircraft engine emissions. The cost to comply with potential new laws and regulations could be substantial for the Company. These costs could include an increase in the cost of fuel and capital costs associated with updating aircraft. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on the Company’s cost structure or operating results. Further, even without such legislation or regulation, increased awareness and adverse publicity in the global marketplace about greenhouse gas emitted by companies in the airline and transportation industries could harm our reputation and reduce demand for our services.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June 2036 with options to extend. The leases include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxiways and ramp space.
As of December 31, 2015, the Company and its subsidiaries' in-service aircraft fleet consisted of 55 owned aircraft. The aircraft were all formerly passenger aircraft that have been modified for cargo operations. The aircraft are generally described as being mid-size or having medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 58,000 to 129,000 pounds. These aircraft are well suited for intra-continental flights and medium range inter-continental flights. Because an airline's flight operations can be hindered by inclement weather, sophisticated landing systems and other equipment are utilized to minimize the effect that weather may have on flight operations. For example, ABX’s Boeing 767-200 and 767-300 aircraft are operated for Category III landings. This allows their crews to land under weather conditions with forward runway visibility of only 600 feet at airports with Category III Instrument Landing Systems.
The table below shows the combined fleet of aircraft in service condition.

	In-service Aircraft as of December 31, 2015
Aircraft Type	Total	Owned	Operating Lease	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	36	36	—	1982 - 1987	85,000 - 100,000	1,700 - 5,300
767-300 SF (1)	11	11	—	1988 - 1994	121,000 - 129,000	3,200 - 7,100
757-200 PCF (1)	5	4	1	1984 - 1991	68,000	2,100 - 4,800
757-200 Combi (2)	4	4	—	1989 - 1992	58,000	2,600 - 4,300
Total in-service	56	55	1
____________________

(1)	These aircraft are configured for standard cargo containers loaded through large standard main deck cargo doors.

(2)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.

In addition, as of December 31, 2015, CAM had one Boeing 767-200 and two Boeing 767-300 passenger aircraft that are not reflected in the table above. The Boeing 767-200 aircraft discontinued passenger service in 2015 when a customer's operation ended. The two Boeing 767-300 aircraft were undergoing modification to a standard freighter configuration and are expected to be completed in 2016.
We believe that our existing facilities and aircraft fleet are appropriate for our current operations. As described in Note G to the accompany financial statements, we plan to invest in additional aircraft to meet our growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.

ITEM 3. LEGAL PROCEEDINGS
Brussels Noise Ordinance
The Brussels Instituut voor Milieubeheer ("BIM"), a governmental authority in the Brussels-Capital Region of Belgium that oversees the enforcement of environmental matters, imposed four separate administrative penalties on ABX in the approximate aggregate amount of €0.4 million ($0.4 million) for numerous alleged violations of an ordinance limiting the noise caused by aircraft overflying the Brussels-Capital Region (which is located near the Brussels Airport) during the period from May 2009 through December 2010. ABX exhausted its appeals with respect to all four of the administrative penalties. In October 2015, ABX made a monetary payment in satisfaction of the fines.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
ATSG's common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. The following table shows the range of high and low prices per share of ATSG common stock for the periods indicated:

2015 Quarter Ended:	Low	High
December 31, 2015	$8.42	$10.39
September 30, 2015	$7.60	$10.96
June 30, 2015	$9.04	$10.96
March 31, 2015	$7.80	$9.72

2014 Quarter Ended:	Low	High
December 31, 2014	$6.93	$8.90
September 30, 2014	$7.27	$9.21
June 30, 2014	$7.38	$9.57
March 31, 2014	$5.81	$8.12
On March 14, 2016, there were 1,545 stockholders of record of the ATSG’s common stock. The closing price of the ATSG’s common stock was $14.20 on March 14, 2016.
Dividends
We are restricted from paying dividends on ATSG's common stock in excess of $50.0 million during any calendar year under the provisions of the Senior Credit Agreement. No cash dividends have been paid or declared.
Stock Repurchases
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time on the open market or in privately negotiated transactions. All of the repurchases done by the Company during the fourth quarter of 2015 were in the open market. There is no expiration date for the repurchase program. The following table summarizes the Company's repurchases of its common stock during the fourth quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2015 through October 31, 2015	149,655	$9.21	149,655	$41,702,865
November 1, 2015 through November 30, 2015	109,065	$9.10	109,065	$40,710,088
December 1, 2015 through December 31, 2015	114,490	$9.22	114,490	$39,655,063
Total for the quarter	373,210	$9.18	373,210	$39,655,063
Securities authorized for issuance under equity compensation plans
For the response to this Item, see Item 12.

Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in the ATSG’s common stock with the cumulative total return of a $100 investment in the NASDAQ Composite Index and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2010 and ending on December 31, 2015.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Air Transport Services Group, Inc.	100.00	59.75	50.76	102.41	108.35	127.59
NASDAQ Composite Index	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Transportation Index	100.00	90.09	95.46	130.08	181.38	153.54

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

	As of and for the Years Ended December 31
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
OPERATING RESULTS:
Continuing revenues	$619,264	$589,592	$580,023	$607,438	$730,133
Operating expenses (1) (3)	546,474	525,067	566,838	528,750	667,504
Net interest expense and other non operating charges (2)	10,227	12,749	13,544	12,368	21,769
Earnings (loss) from continuing operations before income taxes	62,563	51,776	(359)	66,320	40,860
Income tax expense	(23,408)	(19,702)	(19,266)	(24,672)	(16,995)
Earnings (loss) from continuing operations	39,155	32,074	(19,625)	41,648	23,865
Earnings (loss) from discontinued operations, net of taxes (3)	2,067	(2,214)	(3)	(774)	(673)
Net earnings (loss)	$41,222	$29,860	$(19,628)	$40,874	$23,192
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.61	$0.50	$(0.31)	$0.66	$0.38
Diluted	$0.60	$0.49	$(0.31)	$0.65	$0.37
WEIGHTED AVERAGE SHARES:
Basic	64,242	64,253	63,992	63,461	63,284
Diluted	65,127	65,211	63,992	64,420	64,085
SELECTED CONSOLIDATED
FINANCIAL DATA:
Cash and cash equivalents	$17,697	$30,560	$31,699	$15,442	$30,503
Property and equipment, net (1)	875,401	847,268	838,172	818,924	748,913
Goodwill and intangible assets (1)	38,729	39,010	39,291	92,126	93,376
Total assets (4)	1,042,263	1,011,859	1,019,182	1,016,457	962,171
Post-retirement liabilities (3)	110,166	94,368	32,865	187,533	188,110
Long term debt and current maturities, other than leases	318,200	344,094	384,515	364,481	346,904
Deferred income tax liability (4)	96,858	83,223	95,912	27,268	10,982
Stockholders’ equity	364,157	347,489	368,968	299,256	270,147
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

(4)
In 2015, the Company adopted the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (see Note A to the accompanying consolidated financial statements), and reclassified the Company's deferred tax assets from a current asset to a noncurrent liability for all years presented.

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
The Company has two reportable segments: ACMI Services, which primarily includes the cargo transportation operations of its airlines, and the CAM segment, which owns and leases cargo aircraft. The Company's other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance, aircraft parts sales, ground equipment leasing and mail handling services. These operations do not constitute reportable segments due to their size.
At December 31, 2015, the Company owned 55 cargo aircraft that were in revenue service. The combined fleets consisted of 36 Boeing 767-200 aircraft, 11 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft.
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL"), since August 2003. DHL is the Company's largest customer and accounted for 46%, 55% and 54% of the Company's consolidated revenues during the years ended December 31, 2015, 2014 and 2013, respectively. In 2010 the Company and DHL executed commercial agreements under which DHL leased thirteen Boeing 767 freighter aircraft from CAM and ABX operates those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The initial term of the CMI agreement was five years while the terms of the aircraft leases were seven years. In 2015, the Company and DHL amended and restated the CMI agreement ("restated CMI agreement"). As a result, effective April 1, 2015, the existing monthly aircraft lease rates for the thirteen Boeing 767-200 freighter aircraft declined approximately 5%, DHL agreed to lease an additional two Boeing 767 aircraft which were previously supporting DHL under short-term operating arrangements, and the Boeing 767 aircraft lease terms with DHL were extended through March 2019.
Under the restated CMI agreement, ABX continues to operate and maintain the aircraft through March 2019. Similar to the previous agreement, pricing for services provided under the restated CMI agreement is based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the restated CMI agreement, ABX assumed responsibility for the cost of complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the DHL-leased aircraft that it operates. Although provisions of the restated CMI agreement negatively impact the Company's operating results, we project that the reduced earnings from the CMI operations for DHL will be offset through additional aircraft lease revenues, international ACMI opportunities, cost controls and aircraft maintenance growth.
During June and November of 2015, DHL began a long-term lease for two more Boeing 767 aircraft from CAM which ABX operates under the restated CMI agreement. As of December 31, 2015, the Company, through CAM, leased 17 Boeing 767 aircraft to DHL; 15 of those were being operated by the Company's airlines for DHL. Additionally, the airlines operated seven CAM owned Boeing aircraft and one DHL leased aircraft under other operating arrangements with DHL.

The U.S. Military comprised 16%, 16% and 17% of the Company's consolidated revenues during the years ended December 31, 2015, 2014 and 2013, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. During 2013, ATI retired its four DC-8 combi aircraft and replaced them with three Boeing 757 combi aircraft operating for the U.S. Military. Our fourth and final Boeing 757 combi aircraft entered service in the first quarter of 2014, after completing the necessary regulatory certification, and serves as a maintenance spare.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $29.7 million to $619.3 million during 2015 compared to 2014. Excluding directly reimbursed revenues, customer revenues increased 6%, or by $32.6 million during 2015 compared with 2014. Increased external customer revenues from CAM's leasing operations, aircraft maintenance services and parcel handling operations were offset by lower revenues from ACMI Services during 2015, which reflect six fewer Boeing 767 aircraft under ACMI operations compared to 2014.
The consolidated net earnings from continuing operations were $39.2 million for 2015 compared to $32.1 million for 2014. The pre-tax earnings from continuing operations were $62.6 million for 2015 compared to $51.8 million, which included a one-time charge of $6.7 million for pension obligation settlements, for 2014. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings follows), after removing the pension settlement charge, were $61.6 million for 2015 compared to $57.4 million for 2014. Adjusted pre-tax earnings from continuing operations for 2015 improved compared to 2014 due to additional aircraft lease revenues and better ACMI Services aircraft utilization, offset by higher aircraft depreciation and more employee expenses, particularly in our support services businesses.
During 2014, we offered vested, former employee participants of the qualified pension plan and vested employee participants of the crewmembers qualified pension plan a one-time option to settle their pension benefit with the Company through a single payment or a nonparticipating annuity contract. As a result, ABX settled $98.7 million of pension obligations in December of 2014 funded by pension plan assets. The settlement resulted in a pre-tax charge of $6.7 million to continuing operations.

Fleet Summary
The Company’s cargo aircraft fleet is summarized below as of December 31, 2015, 2014 and 2013:

	2015			2014			2013
	ACMI Services	CAM	Total	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	13	23	36	14	22	36	16	20	36
Boeing 767-300	4	7	11	6	2	8	6	—	6
Boeing 757-200	4	—	4	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4	3	—	3
Total	25	30	55	28	24	52	29	20	49
Operating lease
Boeing 767-200	—	—	—	2	—	2	4	—	4
Boeing 767-300	—	—	—	1	—	1	2	—	2
Boeing 757-200	1	—	1	—	—	—	—	—	—
Total	1	—	1	3	—	3	6	—	6
Other aircraft
Owned Boeing 767-300 under modification	—	2	2	—	—	—	—	1	1
Owned Boeing 757-200 Combi under modification	—	—	—	—	—	—	—	2	2
Owned Boeing 767 available or staging for lease	—	—	—	—	1	1	—	—	—
As of December 31, 2015, ACMI Services leased 25 of its in-service aircraft internally from CAM. As of December 31, 2015, 11 of CAM's 23 Boeing 767-200 aircraft shown above and four of the seven Boeing 767-300 aircraft, were leased to DHL and operated by ABX. CAM leased the other twelve Boeing 767-200 aircraft and three Boeing 767-300 aircraft to external customers, including two Boeing 767-200 aircraft to DHL for another airline. The carrying values of the total in-service fleet as of December 31, 2015, 2014 and 2013 were $742.6 million, $734.5 million and $714.8 million, respectively. The table above does not reflect CAM's only Boeing 767-200 passenger aircraft.
Aircraft fleet activity during 2015 is summarized below:
- During the first quarter, two DHL-owned Boeing 767-200 aircraft, previously leased by ABX for operations in DHL's network, were returned to DHL.
- CAM placed one recently modified Boeing 767-300 freighter aircraft with an external customer in February 2015 under a multi-year lease.
- In February 2015, CAM purchased a Boeing 767-300 freighter aircraft that ABX was leasing from an external lessor and began to lease it to ABX.
- ABX returned three Boeing 767-200 freighters to CAM, two of which were leased to external lessees in April and the third was leased to another external lessee in October.
- During the second quarter, DHL began to lease directly from CAM, three Boeing 767-300 aircraft that ABX had been providing under shorter term arrangements. ABX continued to operate the aircraft.
- During the second quarter, ATI began to operate a Boeing 757 freighter that DHL leases from a third party.
- During the fourth quarter, DHL transitioned two CAM Boeing 767-200 aircraft leases to another airline in the Middle East.

- External lessees returned two other Boeing 767-200 freighter aircraft to CAM, which leased one to another external customer and the other aircraft to ABX during the fourth quarter of 2015.
- CAM purchased one Boeing 767-300 passenger aircraft in June and completed its modification to standard freighter configuration in November. CAM began to lease that aircraft, which is operated by ABX, to DHL under a multi-year lease.
- CAM purchased one Boeing 767-300 passenger aircraft in July and another one in November, which were both being modified to standard freighter configuration as of December 31, 2015.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2015	2014	2013
Revenues from Continuing Operations:
CAM	$177,789	$166,303	$160,342
ACMI Services
Airline services	395,486	399,376	418,125
Reimbursable	37,623	40,543	26,379
Total ACMI Services	433,109	439,919	444,504
Other Activities	161,995	142,294	117,292
Total Revenues	772,893	748,516	722,138
Eliminate internal revenues	(153,629)	(158,924)	(142,115)
Customer Revenues	$619,264	$589,592	$580,023

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$57,457	$53,159	$66,208
ACMI Services
Airline services	(2,654)	(5,381)	(25,601)
Pension settlement charge	—	(6,700)	—
Asset impairment charges	—	—	(52,585)
Total ACMI Services	(2,654)	(12,081)	(78,186)
Other Activities	8,561	11,363	12,200
Net unallocated interest expense	(1,721)	(1,761)	(1,212)
Net gain on derivative instruments	920	1,096	631
Pre-Tax Earnings (Loss) from Continuing Operations	62,563	51,776	(359)
Add Pension settlement charge	—	6,700	—
Add Asset impairment charges	—	—	52,585
Less Net gain on derivative instruments	(920)	(1,096)	(631)
Adjusted Pre-Tax Earnings	$61,643	$57,380	$51,595
Reimbursable revenues shown above include revenues related to fuel, landing fees, navigation fees, aircraft rent and certain other operating costs that are directly reimbursed to the airlines by their customers. Effective April 1, 2015, the cost of engine and airframe maintenance for all CAM-owned aircraft operated for DHL are the responsibility of the airlines, including Boeing 767-200 maintenance costs previously reimbursed directly by DHL. For all periods presented above, airline services revenues include compensation for maintenance provided by the airlines on aircraft operated for DHL. Reimbursable revenues declined during 2015 due to lower fuel prices and the return of four DHL-owned Boeing 767-200 aircraft.
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

2015 and 2014
CAM
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to eight years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
CAM's revenues grew $11.5 million during 2015 compared to 2014, primarily as a result of additional aircraft leases. As of December 31, 2015 and 2014, CAM had 30 and 24 aircraft under lease to external customers, respectively. Revenues from external customers totaled $93.4 million and $77.7 million for 2015 and 2014, respectively. CAM's revenues from the Company's airlines totaled $84.4 million during 2015, compared to $88.6 million for 2014. Since mid-2014, we have added four Boeing 767 freighter aircraft to CAM's lease portfolio through December 31, 2015.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $57.5 million and $53.2 million during 2015 and 2014, respectively. Increased earnings reflect additional external lease revenues and lower interest expense, offset by higher depreciation expense for additional Boeing 767-300 and Boeing 757 aircraft and increased expenses to place and support the larger fleet of Boeing aircraft.
During 2015, CAM purchased four 767-300 aircraft, one in each quarter. Two of the aircraft were in service by the end of 2015, and two were being modified from passenger to freighter configuration. One of the aircraft was completed and leased in February 2016, and we expect the second aircraft to compete conversion during the second quarter of 2016. As described on page 2, under Item 1 of this report, CAM has entered an agreement to lease 20 Boeing 767 freighter aircraft to Amazon Fulfillment Services, Inc. ("AFS') a subsidiary of Amazon.com, Inc. (“Amazon”), including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Leases for six of these aircraft will commence April 1, 2016 and nine more aircraft leases are expected to be executed by the end of 2016. To meet the 20 aircraft requirement for AFS, CAM plans to add eight more Boeing 767-300 freighter aircraft to its fleet by mid-2017. The remaining aircraft commitment for AFS will be filled by five aircraft currently operated for AFS by the Company's airlines, expiring aircraft leases presently with external CAM lessees, as well as aircraft currently being utilized by the Company's airlines for charter operations and other customer services.
ACMI Services
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of December 31, 2015, ACMI Services included 41 in-service aircraft, including 25 leased internally from CAM, one DHL-supplied aircraft operated by ATI and 15 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the restated CMI agreement.
Revenues from ACMI Services declined $6.8 million during 2015 compared with 2014 to $433.1 million. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined $3.9 million. Lower revenues reflect fewer aircraft being operated for our customers and contract rate changes under the restated CMI agreement with DHL compared to 2014. Billable block hours declined 2% for 2015 compared to 2014. Excluding billable block hours for DHL, block hours grew 22% for 2015 compared to 2014. Block hours flown for the U.S. Military were up 3% compared to 2014.
ACMI Services incurred pre-tax losses of $2.7 million during 2015, compared to pre-tax losses of $12.1 million for 2014. Excluding pension settlement charges of $6.7 million recorded during 2014, ACMI Services incurred pre-tax losses of $2.7 million and $5.4 million in 2015 and 2014, respectively. Smaller pre-tax losses in 2015 compared to 2014 were primarily a result of improved fleet utilization and more routes for our customers, other than DHL. Since mid 2014, ACMI Services returned under-utilized aircraft to CAM, which subsequently leased those aircraft to external customers.

The ACMI Services segment contributed positively to the Company's pre-tax earnings for the fourth quarter of 2015, reflecting a fully deployed fleet and a trial air network in the U.S. for AFS. The network, which began in mid-September 2015 and grew to utilize five aircraft, will expand during 2016 and 2017 to 20 CAM aircraft under an Air Transportation Services Agreement executed with AFS (the “ATSA”) in March 2016. During 2016, we expect higher expenses for start-up costs related to the AFS network, pension as actuarially determined, and aircraft maintenance expenses due to the schedule of heavy maintenance checks. Achieving profitability in ACMI Services will depend on a number of factors, including revenue levels for airline services, crewmember training costs, crewmember productivity, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.
Other Activities
The Company sells aircraft parts and provides aircraft maintenance and modification services primarily through its aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"). The Company also provides services to the U.S. Postal Service (“USPS”), which mainly consists of mail and package sorting services at five USPS facilities. The Company also leases and maintains ground support equipment and provides facility maintenance services. Other activities also include the management of workers' compensation claims under an agreement with DHL and gains from the reduction in employee post-retirement obligations.
External customer revenues from all other activities were $93.9 million and $72.0 million for 2015 and 2014, respectively. Revenues from our mail and package handling services increased $13.3 million during 2015 compared to 2014, reflecting higher contractual costs and increased mail volumes at the USPS facilities we operate, as well as parcel handling services, during the fourth quarter of 2015, for the AFS trial U.S. network. Additionally, aircraft maintenance revenues from external customers increased by $7.3 million. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The pre-tax earnings from other activities decreased by $2.8 million to $8.6 million in 2015. Improved earnings from increased revenues during 2015, were offset by lower gains from the reduction of employee benefit obligations compared to 2014, and additional unallocated corporate expenses to support growth initiates.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $15.3 million during 2015 compared to 2014 driven by higher headcount for maintenance and other support services. Pension expense for continuing operations, excluding the 2014 pension settlement expense of $6.7 million, increased $4.3 million due to a lower interest rate on pension plan obligations at the beginning of 2015 and other retiree benefit expenses increased $2.8 million during 2015 compared to 2014. While the number of airline employees increased 4% during 2015 compared to 2014, total headcount increased 20% during 2015 compared to 2014 as we added employees for facility maintenance, package sorting and aircraft maintenance operations, driven by additional revenue opportunities and expanded hangar capabilities. For 2016, we expect pension expense for continuing operations to increase $9.5 million compared to 2015.
Fuel expense decreased by $0.9 million during 2015 compared to 2014. The average price per gallon of aviation fuel decreased about 19% for 2015 compared to 2014. Fuel expense includes the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL and other ACMI customers, as well as fuel used to position aircraft for service and for maintenance purposes. The decrease in the average price per gallon of fuel was offset by a higher level of customer reimbursed fuel which increased $3.7 million in 2015 compared to 2014.
Maintenance, materials and repairs expense increased by $4.5 million during 2015 compared to 2014. The increase stemmed primarily from additional airframe checks and related component repairs, partially offset by lower engine maintenance expense driven by fewer block hours flown. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.
Depreciation and amortization expense increased $17.2 million during 2015 compared to 2014. The increase in depreciation expense reflects incremental depreciation expense for four Boeing 767-300 aircraft added to the in-service fleet since mid-2014 and additional aircraft engines, capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.

Travel expense increased by $0.3 million during 2015 compared to 2014. The increase reflects the higher level of employee headcount in airline operations during 2015 compared to 2014.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services and other airport services. Contracted ground and aviation services increased $5.7 million due to additional volumes of mail and packages processed for customers compared to 2014.
Rent expense decreased by $15.0 million during 2015 compared to 2014. Rent expense decreased primarily due to the purchase of two Boeing 767-300 aircraft in September 2014 and the return of four Boeing 767-200 aircraft which were previously leased from an external provider during 2014.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $0.6 million during 2015 compared to 2014. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Insurance expense decreased by $1.7 million during 2015 compared to 2014. Aircraft fleet insurance has decreased due to fewer aircraft in ACMI operations during 2015 compared to 2014.
Other operating expenses increased by $3.2 million during 2015 compared to 2014. Other operating expenses include professional fees, employee training, utilities, the cost of parts sold to customers and gains on the disposition of equipment. Other operating expenses increased due to higher professional expenses to support growth initiatives, higher taxes at certain locations, offset by larger gains from the disposition of equipment during 2015 compared to 2014. During 2016, we expect additional professional fees and other expenses in support of the ATSA.
Interest expense decreased by $2.7 million during 2015 compared to 2014. Interest expense decreased due to a lower average debt level and interest rates on the Company's outstanding loans during 2015 compared to 2014.
The Company recorded pre-tax net gains on derivatives of $0.9 million during the year ended December 31, 2015 compared to $1.1 million during 2014, reflecting the impact of fluctuating market interest rates.
Income tax expense from continuing operations increased $3.7 million for 2015 compared to 2014, due to higher pre-tax earnings. The Company's effective income tax rate from continuing operations was 37.4% for the year ended December 31, 2015 as compared to 38.1% for the year ended December 31, 2014. The decrease in the effective tax rate primarily reflects a lower ratio of non-deductible expenses to pre-tax income in 2015 compared to 2014.
We estimate that the Company's effective tax rate for 2016 will be approximately 38.6% before giving effect to the provisions of the recent agreements reached with Amazon in March 2016. We project this increase in the effective tax rate due to the apportionment of more pre-tax earnings to states with higher income tax rates in 2016. As of December 31, 2015, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $78.9 million, which will begin to expire in 2025 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2019 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights are primarily sourced to the United States under international aviation agreements and treaties. If we begin to operate in countries without such agreements, the Company could incur additional foreign income taxes.
Discontinued Operations
Discontinued operations relate to hub operations and aircraft fuel services that ABX provided to DHL under previous agreements through 2009. The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations, package sorting and aircraft fueling services provided to DHL. Pre-tax earnings related to the former sorting operations were $3.2 million for 2015 compared to pre-tax losses of $3.5 million for 2014. During 2014, pension expense for discontinued operations included approximately $5.0 million due primarily to the effects of the pension settlement charge for former sorting operation employees. Pre-tax earnings during 2015 were primarily a result of pension credits due to the strong funded status of the pension plans at the beginning of 2015.

2014 compared to 2013
Summary
External customer revenues from continuing operations increased by $9.6 million to $589.6 million during 2014 compared to 2013. Excluding directly reimbursed revenues, customer revenues decreased 1%, or by $4.6 million during 2014 compared with 2013. Increased external customer revenues from CAM, aircraft maintenance and support services were offset by lower revenues from airline services. Airline service revenues declined primarily due to the discontinuation of ACMI service for DHL's Middle East operations in the first quarter of 2014.
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
The notification from DHL that it would cease using three ATI Boeing 767 aircraft for services in the Middle East by the end of February 2014 and stagnant growth conditions, including projections published by the U.S. Military that reflected continued reductions in their demand for cargo (non combi) airlift caused us to allocate fewer Boeing 767 aircraft to ATI. As a result, we recorded an impairment charge of $52.6 million at the end of 2013 to write-off ATI's goodwill. Subsequently, beginning in 2014, we have deployed more Boeing 767 aircraft with external airlines.
Fleet Summary 2014 & 2013
As of December 31, 2014, ACMI Services leased 28 aircraft internally from CAM. As of December 31, 2014, 13 of CAM's 22 Boeing 767-200 aircraft were leased to DHL and operated by ABX. CAM leased the other nine Boeing 767-200 and two Boeing 767-300 aircraft to external airlines. Aircraft fleet activity during 2014 is summarized below:
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
- During the fourth quarter of 2014, ABX began leasing one Boeing 767-300 freighter aircraft from an external lessor. (CAM purchased this aircraft in February 2015 and subsequently leased it to ABX.)
- Two DHL-owned Boeing 767-200 aircraft, previously leased by ABX for operation in DHL's network, were returned to DHL.
- CAM's only Boeing 767-200 passenger aircraft was under lease to an external airline at December 31, 2014.
As of December 31, 2013, ACMI Services leased 29 aircraft internally from CAM. As of December 31, 2013, 13 of CAM's 20 Boeing 767-200 aircraft were leased to DHL and operated by ABX. CAM leased the other seven Boeing 767-200 aircraft to external airlines. Aircraft fleet activity during 2013 is summarized below:
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
CAM
As of December 31, 2014, CAM had 53 freighter aircraft either under or available for lease, 28 of them were leased internally to the Company's airlines. CAM's revenues grew $6.0 million during 2014 compared to 2013, primarily as a result of additional aircraft leases to external customers. As of December 31, 2014 and 2013, CAM had 24 and 20 aircraft under lease to external customers, respectively. Revenues from external customers totaled $77.7 million and $71.6 million for 2014 and 2013, respectively. CAM's revenues from the Company's airlines totaled $88.6 million during 2014, compared to $88.7 million for 2013. CAM's 2014 revenues were temporarily reduced during the time necessary to prepare and transfer four aircraft to external customers.
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
ACMI Services
Revenues from ACMI Services declined $4.6 million during 2014 compared with 2013 to $439.9 million. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, declined $18.7 million. Lower revenues resulted primarily from operating fewer international cargo lanes for our customers, including the DHL routes in the Middle East and for the U.S. Military. Billable block hours declined 7% for 2014 compared to 2013. Excluding billable block hours for DHL's Middle East operations which ATI stopped servicing in February 2014, block hours grew 2% for 2014 compared to 2013. Block hours flown for the U.S. Military were down 1% compared to 2013, due to fewer ad hoc and expansion flying opportunities.
ACMI Services incurred pre-tax losses of $12.1 million during 2014, compared to pre-tax losses of $78.2 million for 2013. Excluding pension settlement charges of $6.7 million and asset impairment charges of $52.6 million recorded during 2014 and 2013, respectively, ACMI Services incurred pre-tax losses of $5.4 million and $25.6 million in 2014 and 2013, respectively. Smaller pre-tax losses in 2014 compared to 2013 were primarily a result of improved fleet utilization, lower aircraft maintenance expense and reduced airline personnel expenses. During 2014, ACMI Services returned under-utilized aircraft to CAM, which subsequently leased those aircraft to external customers. Additionally, the number of scheduled airframe heavy checks that were expensed declined by three during 2014 compared to 2013.
Beginning in May of 2014, DHL terminated the services of three of the Company's Boeing 767 aircraft which ABX operated under short term contracts in lower volume U.S. markets and replaced them with smaller Boeing 737 aircraft operated by another airline. ABX submitted bids to DHL to retain the operation of four Boeing 767-200 aircraft owned by DHL and which were operated by ABX under the CMI agreement. However, in August 2014, ABX received termination notices for these four aircraft and at the end of 2014, two of the DHL-owned Boeing 767-200 aircraft were returned to DHL. The last two DHL-owned Boeing 767-200 aircraft were returned to DHL by the end of the first quarter of 2015.

Other Activities
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
The pre-tax earnings from other activities were $11.4 million and $12.2 million for 2014 and 2013, respectively. The decrease of $0.8 million of pre-tax earnings for 2014 compared to 2013 primarily reflected additional personnel costs to support increased business volumes processed for the USPS and the start up of expanded aircraft maintenance operations which began in mid-2014.
In 2014, AMES expanded into a new 100,000 square foot aircraft hangar facility adjacent to the existing aircraft maintenance facility in Wilmington, Ohio. We began to make lease payments for the new hangar during 2014. Additionally, we incurred other incremental costs associated with the new hangar, including the costs of aircraft maintenance personnel, as we sought to grow aircraft maintenance revenues utilizing the expanded hangar capabilities.

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
Fuel expense increased by $4.1 million during 2014 compared to 2013. Fuel expense reflects the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL and fuel used to position aircraft for service and for maintenance purposes. The increase reflects a higher level of customer reimbursed fuel which increased $16.2 million in 2014 compared to 2013. The cost of fuel that is not reimbursed declined due to lower prices for aviation fuel and the operation of more fuel efficient Boeing 757 combi aircraft, which replaced the DC-8 aircraft previously operated for the U.S Military. The average price per gallon of fuel decreased about 3.4% for 2014 compared to 2013.
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
Landing and ramp expense decreased by $0.9 million during 2014 compared to 2013. The decrease was due to the reduction in block hours and flights operated in 2014 compared to 2013.
Insurance expense decreased by $0.9 million during 2014 compared to 2013. While aircraft fleet insurance has declined as the DC-8 aircraft were retired, the cost of employee insurance rose during 2014 compared to 2013.
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
Discontinued Operations
Pre-tax losses related to the former hub and sorting operations were $3.5 million for 2014 compared to pre-tax losses of less than $0.1 million for 2013. During 2014, pension expense for discontinued operations increased approximately $3.6 million due primarily to the effects of the pension settlement charge for former sorting operation employees.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $173.7 million, $148.8 million and $94.4 million in 2015, 2014 and 2013, respectively. Improved cash flows generated from operating activities during 2015 compared to 2014, reflecting additional aircraft leases which are typically paid faster than revenues related to ACMI services, additional collections from DHL and the timing of vendor payments at the end of the year. Cash flows generated from operating activities increased in 2014 compared to 2013 primarily due to additional payments received from DHL, decreased pension contributions and better operating profitability. Cash outlays for pension contributions were $6.2 million, $6.1 million and $27.5 million in 2015, 2014 and 2013, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $158.7 million, $112.2 million and $112.7 million in 2015, 2014 and 2013, respectively. Capital expenditures in 2015 included $78.3 million for the acquisition of four Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $45.3 million for required heavy maintenance; and $35.1 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in 2014 included $61.9 million for the acquisition of two Boeing 767-300 aircraft and next generation navigation modifications; $26.0 million for required heavy maintenance; $7.3 million for construction of the new aircraft hangar; and $17.0 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in 2013 included $79.0 million for the acquisition of two Boeing 757 combi aircraft and the costs of Boeing 757 and Boeing 767 aircraft modifications; $23.9 million for required heavy maintenance; $6.7 million for construction of the new aircraft hangar; and $3.1 million for other equipment costs. During 2014, we made an investment in West Atlantic AB for $15 million.
Cash proceeds of $6.8 million, $3.6 million and $1.5 million were received in 2015, 2014 and 2013, respectively, for the sale of aircraft engines, airframes and parts.
Net cash used for financing activities was $34.7 million and $26.3 million in 2015 and 2014, respectively. Net cash provided by financing activities was $26.2 million in 2013. Our borrowing activities were necessary to acquire and modify aircraft for deployment into air cargo markets and modernize the combi fleet we operate for the U.S. Military. During 2015, we drew $45.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $69.3 million. Since May 2015, we have spent $10.3 million to buy 1,079,167 shares of the Company's common stock in the open market through December 31, 2015, pursuant to a share repurchase plan authorized in 2014 by the Board of Directors to repurchase up to $50 million of the Company's common stock.

Commitments
The table below summarizes the Company's contractual obligations and commercial commitments (in thousands) as of December 31, 2015.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long term debt, including interest payments	$345,189	$42,468	$59,676	$243,045	$—
Facility leases	35,611	7,612	11,465	3,586	12,948
Aircraft and modification obligations	174,562	131,662	42,900	—	—
Other leases	675	394	247	34	—
Total contractual cash obligations	$556,037	$182,136	$114,288	$246,665	$12,948
The long term debt bears interest at 2.55% to 7.36% per annum. For additional information about the Company's debt obligations, see Note F of the accompanying financial statements.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding, due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $7.0 million expected to be funded in 2016. For additional information about the Company's pension obligations,see Note H of the accompanying financial statements.
We estimate that capital expenditures for 2016 will total $290 million of which $75 million will be for aircraft maintenance and other equipment and $215 million will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note G of the accompanying financial statements.
In September 2015, we entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the Peoples Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in Tianjin, China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations in mid-2016. We expect to contribute $16 million to the joint venture over the next six months. We plan to offer the new airline aircraft leases to build its fleet.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $101.3 million and a revolving credit facility from which the Company has drawn $180.0 million, net of repayments, as of December 31, 2015. On May 8, 2015, the Company executed the fifth amendment to the Senior Credit Agreement (the "Fifth Credit Amendment"). The Fifth Credit Amendment increased the capacity of the revolving credit facility by $50.0 million to $325.0 million, increased the permitted additional indebtedness by $50.0 million to $150.0 million, and retained the accordion feature whereby the Company can draw up to an additional $50.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $325 million. From May 5, 2016, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.

Under the Senior Credit Agreement, the Company is subject to covenants and warranties that are usual and customary including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt to EBITDA ratio and a fixed charge coverage ratio. The Senior Credit Agreement stipulates events of default including unspecified events that may have a material adverse effect on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.18%.
At December 31, 2015, the Company had $17.7 million of cash balances. The Company had $136.6 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $8.4 million. As specified under the terms of ABX's CMI agreement with DHL, the unsecured note payable to DHL extinguished without payment at March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015 and 2014, we were not involved in any material unconsolidated SPE transactions.
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
We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for CAM using multiples of EBITDA and revenues from comparable publicly traded companies. Based on our analysis, as of December 31, 2015, CAM's fair value exceeded its carrying value by more than 25%. The Company's key assumptions used for goodwill testing include uncertainties, including the level of demand for cargo aircraft by shippers, the U.S. Military and freight forwarders and CAM's ability to lease aircraft and the lease rates that will be realized. The demand for customer airlift is projected based on input from customers, management's interface with customer planning personnel and aircraft utilization trends. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences for cargo aircraft may be impacted by changes in aviation fuel prices. Key customers, including DHL and the U.S. Military, may decide that they do not need as many aircraft as projected, or they may find alternatives.
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
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 6.25%. Our assumed rate of return is based on a targeted long term investment allocation of 30% equity securities, 65% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2015 was 28% equities, 67% fixed income, 4% real estate and 1% cash. The pension trust includes $58.4 million of investments (9% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio, and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return was 6.25% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. Fluctuations in long-term interest rates can have an impact on the actual rate of return. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2015 would be increased by approximately $6.6 million. We use a market value of assets as of the measurement date for determining pension expense.
In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note H to the accompanying consolidated financial statements), but also affects the succeeding year’s pension and post-retirement healthcare expense. The discount rates selected for December 31, 2015, based on the method described above, were 4.70% for crewmembers and 4.75% for non-crewmembers. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2015 would be increased by approximately $6.1 million.
Our mortality assumptions at December 31, 2015, reflect the most recent projections released by the Actuaries Retirement Plans Experience Committee, a committee within the Society of Actuaries, a professional association in North America. The assumed future increase in salaries and wages is not a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.
The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2015
Change in assumption	2015 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$6,569	$—	$—
50 basis point decrease in discount rate	6,137	(50,212)	50,212
Aggregate effect of all the above changes	12,706	(50,212)	50,212
Discontinued Operations
In accordance with the guidance of FASB ASC Topic 205-20 Presentation of Financial Statements, a business component whose operations are discontinued is reported as discontinued operations if the cash flows of the component have been eliminated from the ongoing operations of the Company and represents a strategic shift that had a major impact on the Company. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations. FASB ASC Topic 205-20 requires the reclassification of amounts presented for prior years to reflect their classification as discontinued operations.

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
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the unsubordinated term loan. Accordingly, in July 2011, the Company entered into an interest rate swap instrument. Additionally, the Company entered into another interest rate swap in June 2013. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The notional values were $50.6 million as of December 31, 2015. See Note J in the accompanying consolidated financial statements for a discussion of our accounting treatment for these hedging transactions.
As of December 31, 2015, the Company has $36.9 million of fixed interest rate debt and $281.3 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $1.3 million for the year ended December 31, 2015.
The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long term debt through a hypothetical 20% increase in interest rates. As of December 31, 2015, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate debt by approximately $0.2 million.
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
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, plans' funded status, and funding requirements are sensitive to changes in interest rates. The funded status of the plans and the annual pension expense is recalculated at the beginning of each calendar year using the fair value of plan assets. market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Higher interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. At December 31, 2015, ABX's defined benefit pension plans had total investment assets of $672.2 million under investment management. See Note H in the accompanying consolidated financial statements for further discussion of these assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Table of Contents at Item 15a (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United State of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company’s two principal customers account for a substantial portion of the Company’s revenue. The Company’s financial security is dependent on its ongoing relationship with its principal customers existing as of December 31, 2015.
We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Controls - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 14, 2016

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,697	$30,560
Accounts receivable, net of allowance of $415 in 2015 and $812 in 2014	57,986	43,513
Inventory	12,963	10,665
Prepaid supplies and other	12,660	12,613
TOTAL CURRENT ASSETS	101,306	97,351
Property and equipment, net	875,401	847,268
Other assets	26,827	28,230
Goodwill and acquired intangibles	38,729	39,010
TOTAL ASSETS	$1,042,263	$1,011,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,417	$40,608
Accrued salaries, wages and benefits	27,454	25,633
Accrued expenses	8,107	8,201
Current portion of debt obligations	33,865	24,344
Unearned revenue	12,963	12,914
TOTAL CURRENT LIABILITIES	126,806	111,700
Long term debt	284,335	319,750
Post-retirement obligations	108,194	92,050
Other liabilities	61,913	57,647
Deferred income taxes	96,858	83,223
TOTAL LIABILITIES	678,106	664,370
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,077,140 and 64,854,950 shares issued and outstanding in 2015 and 2014, respectively	641	649
Additional paid-in capital	518,259	526,669
Accumulated deficit	(55,731)	(96,953)
Accumulated other comprehensive loss	(99,012)	(82,876)
TOTAL STOCKHOLDERS’ EQUITY	364,157	347,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,042,263	$1,011,859

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2015	2014	2013
REVENUES	$619,264	$589,592	$580,023
OPERATING EXPENSES
Salaries, wages and benefits	181,785	166,526	175,383
Depreciation and amortization	125,443	108,254	91,749
Maintenance, materials and repairs	96,044	91,528	97,053
Fuel	52,615	53,521	49,376
Travel	18,007	17,662	18,693
Contracted ground and aviation services	18,983	13,245	12,953
Rent	11,677	26,650	27,468
Landing and ramp	9,727	10,305	11,204
Insurance	3,645	5,304	6,216
Pension settlement	—	6,700	—
Impairment of goodwill	—	—	52,585
Other operating expenses	28,548	25,372	24,158
	546,474	525,067	566,838
OPERATING INCOME	72,790	64,525	13,185
OTHER INCOME (EXPENSE)
Interest income	85	92	74
Net gain on derivative instruments	920	1,096	631
Interest expense	(11,232)	(13,937)	(14,249)
	(10,227)	(12,749)	(13,544)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	62,563	51,776	(359)
INCOME TAX EXPENSE	(23,408)	(19,702)	(19,266)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	39,155	32,074	(19,625)
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	2,067	(2,214)	(3)
NET EARNINGS (LOSS)	$41,222	$29,860	$(19,628)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.61	$0.50	$(0.31)
Discontinued operations	0.03	(0.04)	—
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$0.64	$0.46	$(0.31)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.60	$0.49	$(0.31)
Discontinued operations	0.03	(0.03)	—
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$0.63	$0.46	$(0.31)

WEIGHTED AVERAGE SHARES
Basic	64,242	64,253	63,992
Diluted	65,127	65,211	63,992

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31
	2015	2014	2013
NET EARNINGS (LOSS)	$41,222	$29,860	$(19,628)
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	(16,111)	(50,119)	90,530
Defined Benefit Post-Retirement	315	(1,875)	(3,032)
Gains and Losses on Derivatives	(4)	(5)	(29)
Foreign Currency Translation	(336)	(1,059)	—

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$25,086	$(23,198)	$67,841

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2015	2014	2013
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$39,155	$32,074	$(19,625)
Net earnings (loss) from discontinued operations	2,067	(2,214)	(3)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and acquired intangibles	—	—	52,585
Depreciation and amortization	125,443	108,254	91,749
Pension and post-retirement	6,920	8,492	7,061
Deferred income taxes	23,691	17,757	18,772
Amortization of stock-based compensation	2,454	2,924	2,732
Amortization of DHL promissory note	(1,550)	(6,200)	(6,200)
Net gain on derivative instruments	(920)	(1,096)	(631)
Changes in assets and liabilities:
Accounts receivable	(14,410)	9,582	(4,994)
Inventory and prepaid supplies	(3,896)	(4,164)	(900)
Accounts payable	4,424	(803)	2,012
Unearned revenue	(1,116)	1,148	(6,205)
Accrued expenses, salaries, wages, benefits and other liabilities	8,375	344	(112)
Pension and post-retirement assets	(16,098)	(14,662)	(38,352)
Other	(840)	(2,651)	(3,478)
NET CASH PROVIDED BY OPERATING ACTIVITIES	173,699	148,785	94,411
INVESTING ACTIVITIES:
Capital expenditures	(158,714)	(112,184)	(112,712)
Proceeds from property and equipment	6,841	3,602	1,521
Investment in nonconsolidated affiliate	—	(15,000)	—
Other proceeds	—	—	6,803
NET CASH (USED IN) INVESTING ACTIVITIES	(151,873)	(123,582)	(104,388)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(69,344)	(79,221)	(53,766)
Proceeds from borrowings	45,000	45,000	80,000
Purchase of common stock	(10,345)	—	—
Funding for hangar construction	—	7,879	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(34,689)	(26,342)	26,234

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,863)	(1,139)	16,257
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,560	31,699	15,442
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,697	$30,560	$31,699

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$10,748	$13,576	$13,752
Federal alternative minimum and state income taxes paid	$870	$604	$1,313
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$1,550	$6,200	$6,200
Accrued capital expenditures	$7,033	$7,648	$1,055

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2013	64,130,056	$641	$523,087	$(107,185)	$(117,287)	$299,256
Stock-based compensation plans
Grant of restricted stock	258,800	3	(3)			—
Issuance of common shares, net of withholdings	238,049	2	(1,050)			(1,048)
Forfeited restricted stock	(8,600)	—	—			—
Tax benefit from common stock compensation			187			187
Amortization of stock awards and restricted stock			2,732			2,732
Total comprehensive income (loss)				(19,628)	87,469	67,841
BALANCE AT DECEMBER 31, 2013	64,618,305	$646	$524,953	$(126,813)	$(29,818)	$368,968
Stock-based compensation plans
Grant of restricted stock	196,000	2	(2)			—
Issuance of common shares, net of withholdings	49,545	1	(939)			(938)
Forfeited restricted stock	(8,900)	—	—			—
Tax benefit from common stock compensation			(267)			(267)
Amortization of stock awards and restricted stock			2,924			2,924
Total comprehensive income (loss)				29,860	(53,058)	(23,198)
BALANCE AT DECEMBER 31, 2014	64,854,950	$649	$526,669	$(96,953)	$(82,876)	$347,489
Stock-based compensation plans
Grant of restricted stock	170,800	2	(2)			—
Issuance of common shares, net of withholdings	137,457	1	(1,311)			(1,310)
Forfeited restricted stock	(6,900)	—	—			—
Purchase of common stock	(1,079,167)	(11)	(10,334)			(10,345)
Tax benefit from common stock compensation			783			783
Amortization of stock awards and restricted stock			2,454			2,454
Total comprehensive income (loss)				41,222	(16,136)	25,086
BALANCE AT DECEMBER 31, 2015	64,077,140	$641	$518,259	$(55,731)	$(99,012)	$364,157

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
The Company serves a base of concentrated customers who typically have a diverse line of international cargo traffic. The Company provides aircraft and airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI") services. In addition to its airline operations and aircraft leasing services, the Company sells aircraft parts, provides aircraft and equipment maintenance services, and operates mail and package sorting facilities for the U.S. Postal Service (“USPS”).
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Investments in an affiliate in which the Company has significant influence but does not exercise control are accounted for using the equity method of accounting. Using the equity method, the Company’s share of a nonconsolidated affiliate's income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. Inter-company balances and transactions are eliminated. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Accounts Receivable and Allowance for Uncollectible Accounts
The Company's accounts receivable is primarily due from its significant customers (see Note B), other airlines, the USPS, delivery companies and freight forwarders. The Company performs a quarterly evaluation of the accounts receivable and the allowance for uncollectible accounts by reviewing specific customers' recent payment history, growth prospects, financial condition and other factors that may impact a customer's ability to pay. The Company establishes an allowance for uncollectible accounts for probable losses due to a customer's potential inability or unwillingness to make contractual payments. Account balances are written off against the allowance when the Company ceases collection efforts.
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
Goodwill and Intangible Assets
The Company assesses, during the fourth quarter of each year, the carrying value of goodwill. The first step of the assessment is the estimation of fair value of each reporting unit, which is compared to the carrying value. If step one indicates that impairment potentially exists, a second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The Company also conducts impairment assessments of goodwill, indefinite-lived intangible assets and finite-lived intangible assets whenever events or changes in circumstance indicate an impairment may have occurred. Finite-lived intangible assets are amortized over their estimated useful economic lives.
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
In the event the Company leases aircraft from external lessors, the Company may be required to make periodic payments to the lessor under certain aircraft leases for future maintenance events such as engine overhauls and major airframe maintenance. Such payments are recorded as deposits until drawn for qualifying maintenance costs. The maintenance costs are expensed or capitalized in accordance with the airline's accounting policy for major airframe and engine maintenance. The Company evaluates at the balance sheet date, whether it is probable that an amount on deposit will be returned by the lessor to reimburse the costs of the maintenance activities. When an amount on deposit is less than probable of being returned, it is recognized as additional maintenance expense.
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $0.2 million, $0.1 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Discontinued Operations
A business component whose operations are discontinued is reported as discontinued operations if the cash flows of the component have been eliminated from the ongoing operations of the Company and represents a strategic shift that had a major impact on the Company. The results of discontinued operations are aggregated and presented separately in the consolidated statements of operations.
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $23.3 million and $25.8 million at December 31, 2015 and December 31, 2014, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
Pension and Post-Retirement Benefits
The funded status of the Company's defined benefits pension or post-retirement health care plan is the difference between the fair value of plan assets and the accumulated benefit obligations to plan participants. The over funded or underfunded status of a plan is reflected in the consolidated balance sheet as an asset for over funded plans, or as a liability for underfunded plans.
The funded status is ordinarily remeasured annually at year end using the fair value of plans assets, market based discount rates and actuarial assumptions. Changes in the funded status of the plans as a result of remeasuring plan assets and benefit obligations, are recorded to accumulated comprehensive loss and amortized into operating expense using a corridor approach. The Company's corridor approach amortizes variances in plan assets and benefit obligations that are a result of the previous measurement assumptions into earnings when the net deferred variances exceed 10% of the greater of the market value of plan assets or the benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants. Costs adjustments for plan amendments are also deferred and amortized over the expected working life or the life expectancy of plan participants.
Security and Maintenance Deposits
The Company's customer leases typically obligate the lessee to maintain the Company's aircraft in compliance with regulatory standards for flight and aircraft maintenance. The Company may require an aircraft lessee to pay a security deposit or provide a letter of credit until the expiration of the lease. Additionally, the Company's leases may require a lessee to make monthly payments toward future expenditures for scheduled heavy maintenance events. The Company records security and maintenance deposits in other liabilities. If a lease requires monthly maintenance payments, the Company is typically required to reimburse the lessee for costs they incur for scheduled heavy maintenance events after completion of the work and receipt of qualifying documentation. Reimbursements to the lessee are recorded against the previously paid maintenance deposits.
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
The Company recognizes the benefit of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax position is not recognized if it has a less than a 50% likelihood of being sustained. The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense.
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by classifying all deferred tax assets and liabilities as noncurrent in a classified statement of financial position. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company elected to early adopt ASU 2015-17 as of December 31, 2015, as permitted by the FASB, and has retrospectively applied the standard to all periods presented in the consolidated balance sheets. The adoption of ASU 2015-17 resulted in a $19.8 million and $14.0 million reclassification of the Company's deferred tax assets from a current asset to a noncurrent liability in the consolidated balance sheet as of December 31, 2014 and 2013 respectively.
Purchase of Common Stock
The Company's Board of Directors has authorized management to repurchase outstanding common stock of the Company from time to time on the open market or in privately negotiated transactions. The authorization does not require the Company to repurchase a specific number of shares and the Company may terminate the repurchase program at any time. Upon the retirement of common stock repurchased, the excess purchase price over the par value for retired shares of common stock is recorded to additional paid-in-capital.
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

Revenue Recognition
Aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through airline service agreements, including consumption of aircraft fuel, are generally recognized as the costs are incurred. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Revenues from the sale of aircraft parts and engines are recognized when the parts are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or technical services are recognized in the period in which the services are completed and delivered to the customer. Revenues derived from sorting parcels are recognized in the reporting period in which the services are performed. Revenue is not recognized until collectibility is reasonably assured.
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
In July 2015, FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share, which removes the requirement for companies to disclose the fair value hierarchy for assets calculated at net asset value per share in common commingled trusts, for example. This standard is effective January 1, 2016 for the Company. This amendment must be applied retrospectively to all periods presented.
In July 2015, FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards ("IFRS"). The amendment in ASU 2015-11 is for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the impact of adopting ASU 2015-11 to be material to the Company's financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which will require the recognition of right to-use-assets and lease liabilities for leases previously classified as operating leases by lessees. The standard will take effect for annual reporting periods beginning after December 15, 2018, including interim reporting periods. Early application will be permitted for all entities upon issuance of the final standard. In addition, the FASB has decided to require a lessee to apply a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements (the date of initial application). The modified retrospective approach would not require any transition accounting for leases that expired before the date of initial application. The FASB decided to not permit a full retrospective transition approach. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 46%, 55% and 54% of the Company's consolidated revenues from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s balance sheets include accounts receivable with DHL of $9.8 million and $12.2 million as of December 31, 2015 and December 31, 2014, respectively.
The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company and aircraft that DHL owns. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases or owns. The Company also provides Boeing 767 and Boeing 757 air cargo transportation services for DHL through additional ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown. The Company also provides ground equipment, such as power units, air starts and related maintenance services to DHL under separate agreements.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 16%, 16% and 17% of the Company's total revenues from continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $9.7 million and $6.0 million as of December 31, 2015 and December 31, 2014, respectively.

NOTE C—GOODWILL, ACQUIRED INTANGIBLES AND EQUITY INVESTMENTS
As of December 31, 2015, 2014 and 2013, the goodwill amounts were retested for impairment. To perform the first step of the goodwill impairment test, the Company determined the fair values of ATI and CAM separately using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). The goodwill included in the CAM segment was not impaired. The ATI goodwill, included in ACMI Services segment, was found to be impaired as of December 31, 2013. The Company recorded an impairment charge of $52.6 million in 2013 to write-off the ATI goodwill. As a result of past events and market changes, the Company did not expect ATI to generate the forecasted net cash flows from ATI's Boeing 767 operations as previously expected. In December 2013 and in January 2014, the Company received notification from DHL that it would cease using ATI's Boeing 767 services in the Middle East by the end of February 2014. Further, as a result of persistent stagnant growth conditions at the end of 2013 and excess airlift capacity, including the projections published by the U.S. Military that reflected continued reductions in their demand for cargo (non combi) airlift, the Company allocated fewer Boeing 767 aircraft to ATI than previously expected. The Company instead deployed more Boeing 767 aircraft with other airlines since 2014.
The carrying amounts of goodwill are as follows (in thousands):

CAM
Carrying value as of December 31, 2013	$34,395
Impairment	—
Carrying value as of December 31, 2014	$34,395
Impairment	—
Carrying value as of December 31, 2015	$34,395
The Company's intangible assets relate to the ACMI Services segment and are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
Carrying value as of December 31, 2013	$1,896	$3,000	$4,896
Amortization	(281)	—	(281)
Carrying value as of December 31, 2014	$1,615	$3,000	$4,615
Amortization	(281)	—	(281)
Carrying value as of December 31, 2015	$1,334	$3,000	$4,334
The customer relationship intangible amortizes through 2020. The Company recorded amortization expense for the customer relationship intangible asset of $0.3 million, $0.3 million and $0.3 million for the years ending December 31, 2015, 2014 and 2013, respectively. The airline certificates have an indefinite life and therefore are not amortized.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of approximately 45 aircraft. West operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft from the Company.
The Company has significant influence, but does not exercise control, over West. Accordingly, the investment in West is accounted for using the equity method of accounting and was initially recognized at cost. The Company’s carrying value of West was $13.1 million and $13.8 million at December 31, 2015 and 2014, respectively, including $5.5 million of excess purchase price over the Company's proportional fair value of West's net assets in January of 2014. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets.

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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2015	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$8,711	$—	$8,711
Total Assets	$—	$8,711	$—	$8,711
Liabilities
Interest rate swap	$—	$(499)	$—	$(499)
Total Liabilities	$—	$(499)	$—	$(499)

As of December 31, 2014	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$20	$2,306	$—	$2,326
Total Assets	$20	$2,306	$—	$2,326
Liabilities
Interest rate swap	$—	$(1,419)	$—	$(1,419)
Total Liabilities	$—	$(1,419)	$—	$(1,419)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $1.3 million more than the carrying value, which was $318.2 million at December 31, 2015. As of December 31, 2014, the fair value of the Company’s debt obligations was approximately $2.5 million more than the carrying value, which was $344.1 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31, 2015	December 31, 2014
Flight equipment	$1,372,099	$1,285,966
Ground equipment	36,593	33,677
Leasehold improvements, facilities and office equipment	25,327	25,180
Aircraft modifications and projects in progress	52,717	18,612
	1,486,736	1,363,435
Accumulated depreciation	(611,335)	(516,167)
Property and equipment, net	$875,401	$847,268
CAM owned aircraft with a carrying value of $369.2 million and $289.5 million that were under leases to external customers as of December 31, 2015 and 2014, respectively. Minimum future lease payments for aircraft and equipment leased to external customers as of December 31, 2015 is scheduled to be $76.6 million, $70.5 million, $65.8 million, $33.5 million and $15.3 million for each of the next five years ending December 31, 2020.
The carrying value of Boeing 727 and DC-8 freighter aircraft and engines available for sale totaled $0.3 million and $0.7 million as of December 31, 2015 and 2014, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Unsubordinated term loan	$101,250	$116,250
Revolving credit facility	180,000	180,000
Aircraft loans	36,950	46,294
Promissory note due to DHL, unsecured	—	1,550
Total long term obligations	318,200	344,094
Less: current portion	(33,865)	(24,344)
Total long term obligations, net	$284,335	$319,750
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
Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.18% and 2.18%, respectively. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of December 31, 2015, the unused revolving credit facility totaled $136.6 million, net of draws of $180.0 million and outstanding letters of credit of $8.4 million.
The aircraft loans are collateralized by six aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. Interest rates range from 6.74% to 7.36% per annum payable monthly.
The scheduled annual principal payments on long term debt, as of December 31, 2015, for the next five years are as follows (in thousands):

Principal Payments
2016	$33,865
2017	29,445
2018	18,640
2019	15,000
2020	221,250
2021 and beyond	—
$318,200

The promissory note payable to DHL was amortized ratably without cash payment in exchange for services provided under the term of the CMI agreement and, thus, was completely amortized on March 31, 2015. The promissory note beared interest at a rate of 5% per annum, and DHL reimbursed ABX the interest expense from the note.
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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June of 2036 with options to extend the leases. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. Additionally, the Company leases certain equipment and airport facilities, office space, maintenance facilities at locations outside of the airpark in Wilmington. The future minimum lease payments of the Company as of December 31, 2015 are scheduled below (in thousands):

	Facility Leases	Other Leases
2016	$7,612	$394
2017	6,115	148
2018	5,350	99
2019	2,639	34
2020	947	—
2021 and beyond	12,948	—
Total minimum lease payments	$35,611	$675
Customer Commitment
On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with Amazon Fulfillment Services, Inc. ("AFS"), a subsidiary of Amazon.com, Inc. (“Amazon”), pursuant to which the Company will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries. The Company owns all of the Boeing 767-200 freighter aircraft and either owns or has entered into purchase agreements for the eight Boeing 767-300 aircraft that are committed to be leased and operated under the ATSA. The ATSA becomes effective April 1, 2016. In conjunction with the execution of the ATSA, the Company and Amazon entered into agreements under which the Company issues warrants that grant Amazon the right to purchase such number of common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s outstanding common shares after giving effect to the issuance of the warrants, subject to stockholder approval.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard freighter configuration. The conversions primarily consists of the installation of a standard cargo door and loading system. At December 31, 2015, the Company owned two Boeing 767-300 aircraft that were in the freighter modification process. Also, the Company had committed to the purchase of additional aircraft and to induct nine more aircraft into the freighter modification process during 2016, four of which are expected to be completed by the end of 2016. As of December 31, 2015 the Company's commitments to acquire and complete these aircraft conversions totaled $174.6 million.
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
Other
In September 2015, the Company entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the People's Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in Tianjin, China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations in mid-2016. The Company may offer the new airline aircraft leases to build its fleet. The Company expects to contribute $16 million to the joint venture over the next six months.
In addition to the foregoing matters, the Company is also currently a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.
Employees Under Collective Bargaining Agreements
As of December 31, 2015, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	9.6%
ATI	Air Line Pilots Association	5.6%

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
Funded Status  (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2015	2014	2015	2014
Accumulated benefit obligation	$777,320	$807,992	$4,999	$6,163
Change in benefit obligation
Obligation as of January 1	$807,992	$761,774	$6,163	$7,482
Service cost	—	—	177	239
Interest cost	34,584	39,517	192	286
Plan transfers	2,558	2,659	—	—
Benefits paid	(32,696)	(29,961)	(788)	(1,623)
Settlement payments	—	(98,738)	—	—
Actuarial (gain) loss	(35,118)	132,741	(745)	(221)
Obligation as of December 31	$777,320	$807,992	$4,999	$6,163
Change in plan assets
Fair value as of January 1	$719,787	$751,246	$—	$—
Actual gain on plan assets	(23,677)	88,453	—	—
Plan transfers	2,558	2,659	—	—
Employer contributions	6,181	6,128	788	1,623
Benefits paid	(32,696)	(29,961)	(788)	(1,623)
Settlement payments	$—	$(98,738)	$—	$—
Fair value as of December 31	$672,153	$719,787	$—	$—
Funded status
Underfunded plans
Current liabilities	$(1,346)	$(1,506)	$(626)	$(812)
Non-current liabilities	$(103,821)	$(86,699)	$(4,373)	$(5,351)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2015, 2014 and 2013, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$177	$239	275
Interest cost	34,584	39,517	35,957	192	286	264
Expected return on plan assets	(44,082)	(46,111)	(45,990)	—	—	—
Settlements	—	11,660	—	—	—	—
Amortization of prior service cost	—	—	—	(542)	(3,487)	(5,654)
Amortization of net (gain) loss	7,170	(2)	12,296	292	321	419
Net periodic benefit cost	$(2,328)	$5,064	$2,263	$119	$(2,641)	$(4,696)
Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2015	2014	2015	2014
Unrecognized prior service cost	$—	$—	$(153)	$(696)
Unrecognized net actuarial loss	144,402	118,932	449	1,486
Accumulated other comprehensive (income) loss	$144,402	$118,932	$296	$790
The following table sets forth the amounts of unrecognized net actuarial loss and (gain) recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2016 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$13,472	$160
Prior Service Cost	—	(102)
Assumptions
Assumptions used in determining the funded status of ABX’s pension plans at December 31 were as follows:

	Pension Plans
	2015	2014	2013
Discount rate - crewmembers	4.70%	4.35%	5.25%
Discount rate - non-crewmembers	4.75%	4.40%	5.35%
Expected return on plan assets	6.25%	6.25%	6.25%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 3.65% for pilots and 3.35% for non-pilots at December 31, 2015. The discount rate used to determine post-retirement healthcare obligations was 3.35%

for pilots and 3.30% for non-pilots at December 31, 2014. The discount rate used to determine post-retirement healthcare obligations was 4.15% for pilots and 3.85% for non-pilots at December 31, 2013. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not effect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2015	2014
Cash	1%	—%
Equity securities	28%	28%
Fixed income securities	67%	68%
Real estate	4%	4%
	100%	100%
ABX uses an investment management firm to advise it in developing and executing an investment policy. The portfolio is managed with consideration for diversification, quality and marketability. The investment policy permits the following ranges of asset allocation: equities – 15% to 35%; fixed income securities – 60% to 80%; real estate – 0% to 5%; cash – 0% to 5%. Except for U.S. Treasuries, no more than 10% of the fixed income portfolio and no more than 5% of the equity portfolio can be invested in securities of any single issuer.
The overall expected long term rate of return was developed using various market assumptions in conjunction with the plans’ targeted asset allocation. The assumptions were based on historical market returns.
Cash Flows
In 2015 and 2014, the Company made contributions to its defined benefit plans of $6.2 million and $6.1 million, respectively and $98.7 million for settlement payments in 2014. The Company estimates that its contributions in 2016 will be approximately $6.3 million for its defined benefit pension plans and $0.6 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2016	$34,766	$626
2017	40,373	629
2018	40,064	592
2019	42,234	584
2020	44,237	573
Years 2021 to 2025	245,721	2,477
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
The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2015	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Common trust funds	$—	$4,354	$—	$4,354
Corporate stock	14,832	—	—	14,832
Mutual funds	46,991	99,056	—	146,047
Fixed income investments	4,954	443,600	—	448,554
Real estate	—	—	29,717	29,717
Hedge funds and private equity	—	—	28,649	28,649
Total plan assets	$66,777	$547,010	$58,366	$672,153

As of December 31, 2014	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Plan assets
Common trust funds	$—	$4,238	$—	$4,238
Corporate stock	17,878	—	—	17,878
Mutual funds	51,568	100,252	—	151,820
Fixed income investments	1,978	488,399	—	490,377
Real estate	—	—	26,057	26,057
Hedge funds and private equity	—	—	29,417	29,417
Total plan assets	$71,424	$592,889	$55,474	$719,787

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

	Hedge Funds & Private Equity	Real Estate Investments	Total
January 1, 2014	$29,339	$19,561	$48,900
Unrealized gains	2,376	6,496	8,872
Purchases & settlements	(2,298)	—	(2,298)
December 31, 2014	$29,417	$26,057	$55,474
Unrealized gains	1,418	3,660	5,078
Purchases & settlements	(2,186)	—	(2,186)
December 31, 2015	$28,649	$29,717	$58,366

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. Expenses for defined contribution retirement plans were $5.7 million, $5.4 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE I—INCOME TAXES
At December 31, 2015, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $78.9 million, which begin to expire in 2025 if not utilized before then. The deferred tax asset balance includes $2.0 million net of a $0.2 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets. At December 31, 2015 and 2014, the Company determined that, based upon projections of taxable income, it was more likely than not that the NOL CF’s will be realized prior to their expiration, accordingly, no allowance against these deferred tax assets was recorded.

The significant components of the deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31
	2015	2014
Deferred tax assets:
Net operating loss carryforward and federal credits	$30,981	$35,902
Post-retirement employee benefits	36,589	31,067
Employee benefits other than post-retirement	13,773	16,489
Inventory reserve	2,924	2,930
Deferred revenue	8,650	9,154
Other	2,344	1,810
Deferred tax assets	95,261	97,352
Deferred tax liabilities:
Accelerated depreciation	(175,572)	(164,858)
Partnership items	(9,489)	(9,493)
State taxes	(6,830)	(5,995)
Valuation allowance against deferred tax assets	(229)	(229)
Deferred tax liabilities	(192,120)	(180,575)
Net deferred tax (liability)	$(96,859)	$(83,223)
The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2015	2014	2013
Current taxes:
Federal	$524	$338	$67
Foreign	—	—	—
State	371	345	425
Deferred taxes:
Federal	21,073	17,411	17,902
Foreign	—	—	—
State	1,440	1,608	872
Total deferred tax expense	22,513	19,019	18,774
Total income tax expense from continuing operations	$23,408	$19,702	$19,266
Income tax expense (benefit) from discontinued operations	$1,178	$(1,262)	$(2)

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.9%	2.5%	(234.7)%
Tax effect of non-deductible goodwill	—%	—%	(5,121.2)%
Tax effect of other non-deductible expenses	0.9%	0.8%	(26.4)%
Other	(0.4)%	(0.2)%	(19.3)%
Effective income tax rate	37.4%	38.1%	(5,366.6)%
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2015	2014	2013
Statutory federal tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	1.3%	(1.3)%	(1.3)%
Effective income tax rate	36.3%	(36.3)%	(36.3)%
The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist primarily of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2015, 2014 and 2013, the Company's unrecognized tax benefits were $0.0 million, $0.0 million and $0.0 million respectively. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2015, 2014 and 2013.
The Company began to file, effective in 2008, federal tax returns under a common parent of the consolidated group that includes ABX and all the wholly-owned subsidiaries. The returns for 2014, 2013 and 2012 related to the current consolidated group remain open to examination. The consolidated federal tax returns prior to 2012 remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. State and local returns filed for 2005 through 2014 are generally also open to examination by their respective jurisdictions, either in full or limited to net operating losses.

NOTE J—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of term loan. As a result, the Company entered into an interest rate swaps described in the table below. Under the swap expiring in 2016, the Company pays a fixed rate of 2.02% and receives a floating rate that resets quarterly based on LIBOR. Under the swap expiring in 2017, the Company pays a fixed rate of 1.1825% and receives a floating rate that resets monthly based on LIBOR.
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded nets gains on derivatives of $0.9 million, $1.1 million and $0.6 million for the years ending December 31, 2015, 2014 and 2013, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2015		December 31, 2014
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	50,625	(247)	58,125	(1,071)
June 30, 2017	1.183%	50,625	(252)	58,125	(348)

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of January 1, 2013	(121,602)	4,277	38	—	(117,287)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	129,856	474	—	—	130,330
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	12,296	419	—	—	12,715
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(5,654)	—	—	(5,654)
Hedging gain (reclassified to interest expense)	—	—	(50)	—	(50)
Income Tax (Expense) or Benefit	(51,622)	1,729	21	—	(49,872)
Other comprehensive income (loss), net of tax	90,530	(3,032)	(29)	—	87,469
Balance as of December 31, 2013	(31,072)	1,245	9	—	(29,818)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(90,400)	220	—	—	(90,180)
Foreign currency translation adjustment	—	—	—	(1,629)	(1,629)
Amounts reclassified from accumulated other comprehensive income:
Pension settlement	11,660	—	—	—	11,660
Actuarial costs (reclassified to salaries, wages and benefits)	(2)	321	—	—	319
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(3,487)	—	—	(3,487)
Hedging gain (reclassified to interest expense)	—	—	(42)	—	(42)
Income Tax (Expense) or Benefit	28,623	1,071	37	570	30,301
Other comprehensive income (loss), net of tax	(50,119)	(1,875)	(5)	(1,059)	(53,058)
Balance as of December 31, 2014	(81,191)	(630)	4	(1,059)	(82,876)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(32,640)	745	—	—	(31,895)
Foreign currency translation adjustment	—	—	—	(517)	(517)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	7,170	292	—	—	7,462
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(542)	—	—	(542)
Hedging gain (reclassified to interest expense)	—	—	(50)	—	(50)
Income Tax (Expense) or Benefit	9,359	(180)	46	181	9,406
Other comprehensive income (loss), net of tax	(16,111)	315	(4)	(336)	(16,136)
Balance as of December 31, 2015	(97,302)	(315)	—	(1,395)	(99,012)

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

	Year Ended December 31
	2015		2014		2013
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,406,550	$6.21	1,477,762	$5.83	1,463,272	$5.97
Granted	390,200	9.61	467,567	7.52	627,488	5.73
Converted	(498,491)	5.97	(404,179)	6.49	(526,848)	5.72
Expired	(126,800)	5.52	(116,800)	5.70	(68,950)	8.25
Forfeited	(13,800)	7.36	(17,800)	6.26	(17,200)	7.07
Outstanding at end of period	1,157,659	$7.52	1,406,550	$6.21	1,477,762	$5.83
Vested	511,109	$6.03	555,927	$5.73	506,644	$4.47
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $9.22, $7.44 and $5.46 for 2015, 2014 and 2013, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $10.99, $7.83 and $6.78 for 2015, 2014 and 2013, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2015, 2014 and 2013 using daily stock prices and using the following variables:

	2015	2014	2013
Risk-free interest rate	0.9%	0.8%	0.4%
Volatility	41.5%	48.9%	61.0%
For the years ended December 31, 2015, 2014 and 2013, the Company recorded expense of $2.5 million, $2.9 million and $2.7 million, respectively, for stock incentive awards. At December 31, 2015, there was $2.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2015, none of the awards were convertible, 329,059 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,397,659 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2017.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	December 31
	2015	2014	2013
Earnings (loss) from continuing operations	$39,155	$32,074	$(19,625)
Weighted-average shares outstanding for basic earnings per share	64,242	64,253	63,992
Common equivalent shares:
Effect of stock-based compensation awards	885	958	—
Weighted-average shares outstanding assuming dilution	65,127	65,211	63,992
Basic earnings (loss) per share from continuing operations	$0.61	$0.50	$(0.31)
Diluted earnings (loss) per share from continuing operations	$0.60	$0.49	$(0.31)
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 348,600 shares, 435,600 shares and 481,900 shares of restricted stock for 2015, 2014 and 2013, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 11,000, none and none at December 31, 2015, 2014 and 2013, respectively.

NOTE N—SEGMENT INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings includes an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including the CMI agreement with DHL as well as ACMI and charter service agreements that the Company has with other customers. Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Company's other activities, which include contracts with the USPS, the sale of aircraft parts and maintenance services, facility and ground equipment maintenance services and management services for workers' compensation while managed separately, are not large enough to constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets - All other below.

The Company's segment information from continuing operations is presented below (in thousands):

	Year Ended December 31
	2015	2014	2013
Total revenues:
CAM	$177,789	$166,303	$160,342
ACMI Services	433,109	439,919	444,504
All other	161,995	142,294	117,292
Eliminate inter-segment revenues	(153,629)	(158,924)	(142,115)
Total	$619,264	$589,592	$580,023
Customer revenues:
CAM	$93,395	$77,668	$71,604
ACMI Services	431,989	439,919	444,504
All other	93,880	72,005	63,915
Total	$619,264	$589,592	$580,023
Depreciation and amortization expense:
CAM	$87,765	$78,866	$64,096
ACMI Services	37,526	29,929	27,546
All other	152	(541)	107
Total	$125,443	$108,254	$91,749
Other Charges
ACMI Services - pension settlement	—	6,700	—
ACMI Services - goodwill impairment	—	—	52,585
Total	$—	$6,700	$52,585
Segment earnings (loss):
CAM	$57,457	$53,159	$66,208
ACMI Services	(2,654)	(12,081)	(78,186)
All other	8,561	11,363	12,200
Net unallocated interest expense	(1,721)	(1,761)	(1,212)
Net gain on derivative instruments	920	1,096	631
Pre-tax earnings from continuing operations	$62,563	$51,776	$(359)
The Company's assets are presented below by segment (in thousands):

	December 31,	December 31,	December 31,
	2015	2014	2013
Assets:
CAM	$805,318	$799,164	$806,943
ACMI Services	154,852	133,861	140,354
Discontinued operations	—	—	294
All other	82,093	78,834	71,591
Total	$1,042,263	$1,011,859	$1,019,182
Interest expense allocated to CAM was $9.4 million, $11.8 million and $12.4 million for the years ending December 31, 2015, 2014 and 2013, respectively.

During 2015, the Company had capital expenditures of $40.0 million and $114.8 million for the ACMI Services and CAM segments, respectively. The ACMI Services segment reflects a goodwill impairment charge of $52.6 million recorded in 2013.
Entity-Wide Disclosures
The Company had revenues of approximately $206.5 million, $205.0 million and $235.1 million for 2015, 2014 and 2013, respectively, derived from aircraft leases in foreign countries or routes with flights departing from or arriving in foreign countries. All revenues from the CMI agreement with DHL are attributed to U.S. operations. As of December 31, 2015 and 2014, the Company had 17 and 11 aircraft, respectively, outside of the United States.
CAM's revenues include $12.6 million, $11.5 million and $9.9 million for 2015, 2014 and 2013, respectively, for engine and other maintenance related payments from customers. The Company's external customers revenues from other activities for the years ended December 31, 2015, 2014 and 2013 are presented below (in thousands):

	December 31,
	2015	2014	2013
Mail and package handling services	$47,307	$34,025	$30,117
Aircraft maintenance and part sales	33,687	26,393	23,175
Facility and ground equipment maintenance	11,490	11,119	10,030
Other	1,396	468	593
Total customer revenues	$93,880	$72,005	$63,915

NOTE O—DISCONTINUED OPERATIONS
The Company's results of discontinued operations consist primarily of pension benefits, adjustments to workers compensation liabilities and other benefits for former employees previously associated with ABX's former freight sorting and aircraft fueling services provided to DHL through 2009. ABX sponsors defined benefit plans for retirees that include the former employees of the hub operations. Additionally, ABX is self-insured for medical coverage and workers' compensation. The Company may incur expenses and cash outlays in the future related to pension obligations, reserves for medical expenses and wage loss for former employees. Carrying amounts of significant assets and liabilities of the discontinued operations are below (in thousands):

	December 31
	2015	2014
Liabilities
Employee compensation and benefits	$23,400	$25,997
Post-retirement	10,929	10,086
Total Liabilities	$34,329	$36,083
The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	December 31
	2015	2014	2013
Pre-tax earnings (loss)	$3,245	$(3,477)	$(5)

NOTE P—QUARTERLY RESULTS (Unaudited)
The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Revenues from continuing operations	$147,025	$148,353	$142,305	$181,581
Operating income from continuing operations	17,529	19,794	12,917	22,550
Net earnings from continuing operations	8,895	10,570	6,347	13,343
Net earnings (loss) from discontinued operations	214	214	214	1,425
Weighted average shares:
Basic	64,454	64,541	64,239	63,742
Diluted	65,337	65,471	65,171	64,536
Earnings per share from continuing operations
Basic	$0.14	$0.16	$0.10	$0.21
Diluted	$0.14	$0.16	$0.10	$0.21
2014 (1)
Revenues from continuing operations	$143,593	$149,618	$138,443	$157,938
Operating income from continuing operations	13,836	18,117	18,287	14,285
Net earnings (loss) from continuing operations	6,522	9,298	9,595	6,659
Net loss from discontinued operations	211	211	312	(2,948)
Weighted average shares:
Basic	64,148	64,285	64,286	64,289
Diluted	65,141	65,207	65,271	65,222
Earnings (loss) per share from continuing operations
Basic	$0.10	$0.14	$0.15	$0.10
Diluted	$0.10	$0.14	$0.15	$0.10

1.	In the fourth quarter of 2014, the Company recorded pre-tax pension settlement charges of $6.7 million to continued operations and $5.0 million to discontinued operations (see Note H).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on management’s assessment of those criteria, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 14, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s two principal customers.
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 14, 2016

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

Name	Age	Information
Joseph C. Hete	61
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

Quint O. Turner	53
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

Richard F. Corrado	56	Chief Commercial Officer, Air Transport Services Group, Inc., and President of Cargo Aircraft Management, Inc. since April 2010. President of Airborne Global Solutions, Inc. since July 2010.

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

W. Joseph Payne	52
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

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are incorporated herein by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements
The following are filed in Part II, item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2015	$811,875	$138,310	$534,849	$415,336
December 31, 2014	716,913	137,555	42,593	811,875
December 31, 2013	748,929	193,046	225,062	716,913
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

10.33
Second Amendment to the Credit Agreement, dated October 22, 2013, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agents. (21)

10.34
Third Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated May 6, 2014, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders", and SunTrust Bank as Administrative Agent. (23)

10.35
Amended and Restated Air Transportation Services Agreement between DHL Network Operations (USA), Inc., ABX Air, Inc. and Cargo Aircraft Management, Inc., dated January 14, 2015. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (24)

10.36
Fifth Amendment to Credit Agreement, dated May 8, 2015, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders" and SunTrust Bank, in its capacity as Administrative Agent. (25)

10.37	Description of Compensation Arrangements for Non-Employee Directors. (25)

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (1)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	The Company's Code of Ethics can be accessed from the Company's Internet website at www.atsginc.com.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.

(6)	Incorporated by reference to the Form 8-A/A of ABX Holdings, Inc. filed with the Securities and Exchange on January 2, 2008.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission.

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

(24)
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
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2016
Joseph C. Hete
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ RANDY D. RADEMACHER	Director and Chairman of the Board	March 14, 2016
Randy D. Rademacher

/S/ RICHARD M. BAUDOUIN	Director	March 14, 2016
Richard M. Baudouin

/S/ JOSEPH C. HETE	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2016
Joseph C. Hete

/S/ ARTHUR J. LICHTE	Director	March 14, 2016
Arthur J. Lichte

/S/ J. CHRISTOPHER TEETS	Director	March 14, 2016
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 14, 2016
Jeffrey J. Vorholt

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2016
Quint O. Turner