Form 10-Q
period 2016-03-31
Air Transport Services Group, Inc.
filed 2016-05-10
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of May 10, 2016, 63,757,553 shares of the registrant’s common stock, par value $0.01, were outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included on the Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 14, 2016.
The Securities and Exchange Commission maintains and Internet site that contains reports, proxy and information statements and other information regarding Air Transport Services Group, Inc. at www.sec.gov. Additionally, our filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, are available free of charge from our website at www.atsginc.com as soon as reasonably practicable after filing with the SEC.

FORWARD LOOKING STATEMENTS
Statements contained in this Quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2015 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31
	2016	2015
REVENUES	$177,385	$147,025
OPERATING EXPENSES
Salaries, wages and benefits	52,419	43,679
Depreciation and amortization	32,534	28,993
Maintenance, materials and repairs	27,343	22,693
Fuel	16,631	10,778
Contracted ground and aviation services	10,868	2,938
Travel	4,808	4,423
Rent	2,627	4,207
Landing and ramp	3,651	2,708
Insurance	1,149	1,258
Other operating expenses	10,004	7,819
	162,034	129,496
OPERATING INCOME	15,351	17,529
OTHER INCOME (EXPENSE)
Interest income	24	22
Net loss on financial instruments	(528)	(13)
Interest expense	(2,699)	(3,065)
	(3,203)	(3,056)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,148	14,473
INCOME TAX EXPENSE	(3,977)	(5,578)
EARNINGS FROM CONTINUING OPERATIONS	8,171	8,895
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	47	214
NET EARNINGS	$8,218	$9,109

BASIC EARNINGS PER SHARE
Continuing operations	$0.13	$0.14
Discontinued operations	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.13	$0.14

DILUTED EARNINGS PER SHARE
Continuing operations	$0.13	$0.14
Discontinued operations	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.13	$0.14

WEIGHTED AVERAGE SHARES
Basic	63,636	64,454
Diluted	65,057	65,337

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31
	2016	2015
NET EARNINGS	$8,218	$9,109
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	2,146	1,142
Defined Benefit Post-Retirement	9	(40)
Losses on Derivatives	—	(6)
Foreign Currency Translation	257	(440)

TOTAL COMPREHENSIVE INCOME, net of tax	$10,630	$9,765

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,834	$17,697
Accounts receivable, net of allowance of $414 in 2016 and $415 in 2015	57,865	57,986
Inventory	13,513	12,963
Prepaid supplies and other	10,477	12,660
TOTAL CURRENT ASSETS	121,689	101,306
Property and equipment, net	914,838	875,401
Other assets	25,294	26,285
Goodwill and intangibles	76,245	38,729
TOTAL ASSETS	$1,138,066	$1,041,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,473	$44,417
Accrued salaries, wages and benefits	24,461	27,454
Accrued expenses	8,298	8,107
Current portion of debt obligations	37,734	33,740
Unearned revenue	11,991	12,963
TOTAL CURRENT LIABILITIES	124,957	126,681
Long term debt	333,766	283,918
Post-retirement obligations	106,001	108,194
Other liabilities	63,935	61,913
Deferred income taxes	100,965	96,858
TOTAL LIABILITIES	729,624	677,564
Commitments and contingencies (Notes B and G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 75,000,000 shares authorized; 64,068,782 and 64,077,140 shares issued and outstanding in 2016 and 2015, respectively	641	641
Additional paid-in capital	551,914	518,259
Accumulated deficit	(47,513)	(55,731)
Accumulated other comprehensive loss	(96,600)	(99,012)
TOTAL STOCKHOLDERS’ EQUITY	408,442	364,157
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,138,066	$1,041,721

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2016	2015
OPERATING ACTIVITIES:
Net earnings from continuing operations	$8,171	$8,895
Net earnings from discontinued operations	47	214
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,534	28,993
Pension and post-retirement	3,382	1,730
Deferred income taxes	3,831	5,440
Amortization of stock-based compensation	654	755
Amortization of DHL promissory note	—	(1,550)
Net loss on financial instruments	528	13
Changes in assets and liabilities:
Accounts receivable	219	(901)
Inventory and prepaid supplies	1,341	2,578
Accounts payable	(1,995)	799
Unearned revenue	(2,719)	(1,234)
Accrued expenses, salaries, wages, benefits and other liabilities	(920)	(2,798)
Pension and post-retirement assets	(2,196)	(3,140)
Other	1,432	134
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,309	39,928
INVESTING ACTIVITIES:
Capital expenditures	(71,673)	(43,440)
Proceeds from property and equipment	—	180
NET CASH (USED IN) INVESTING ACTIVITIES	(71,673)	(43,260)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(6,189)	(26,026)
Proceeds from borrowings	60,000	20,000
Withholding taxes paid for conversion of employee stock awards	(1,231)	(590)
Purchase of common stock	(3,079)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	49,501	(6,616)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,137	(9,948)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,697	30,560
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,834	$20,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$2,587	$2,952
Federal alternative minimum and state income taxes paid	$—	$272
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$—	$1,550
Accrued capital expenditures	$7,084	$2,987

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
The Company serves a base of concentrated customers who typically have a diverse line of international cargo traffic. The Company provides aircraft and airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI") services. In addition to its airline operations and aircraft leasing services, the Company sells aircraft parts, provides aircraft and equipment maintenance services, and operates mail and package sorting facilities.
Basis of Presentation
The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with information reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of management, but actual results could differ materially.
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
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, "Improvements to Employee Share-Based Payment Accounting," (“ASU 2016-09”) which addresses several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-9 is effective for annual reporting periods beginning after December 15, 2016 and earlier adoption is permitted.

The new standard requires that an entity recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Under the previous standard, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, or in the income statement.
The Company elected to early adopt this standard in the quarter ended March 31, 2016. The impact of the early adoption resulted in the Company recording a tax benefit of $0.7 million within income tax expense for the three months ended March 31, 2016 related to the excess tax benefit on stock incentive awards that settled during the quarter ended March 31, 2016. Prior to adoption of ASU 2016-09, this amount would have been recorded as an increase of additional paid-in capital. The tax benefit for the three months ended March 31, 2015 would have been $0.2 million.
The Company accounts for forfeitures as they occur. Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flow. The Company applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, prospectively. Under ASU 2016-09, cash paid when withholding shares for tax withholding purposes are classified as a financing activity in the statement of cash flows. The Company has applied the effect of this change on prior period statements of cash flows retrospectively. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended March 31, 2016. This increased the diluted weighted average common shares outstanding by 115,363 shares.
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
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. As a result of the adoption of ASU 2015-03, the amounts of debt issuance costs were reclassified on the Company's balance sheets from other assets to long term debt.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which will require the recognition of right to-use-assets and lease liabilities for leases previously classified as operating leases by lessees. The standard will take effect for annual reporting periods beginning after December 15, 2018, including interim reporting periods. Early application will be permitted for all entities. In addition, the FASB has decided to require a lessee to apply a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements (the date of initial application). The modified retrospective approach would not require any transition accounting for leases that expired before the date of initial application. The FASB decided to not permit a full retrospective transition approach. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.

In January 2016, the FASB issued an Exposure Draft of a proposed ASU, "Compensation - Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The proposed ASU would require an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost would be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If adopted, the proposed standard would impact the Operating Income subtotal as reported in the Company's Consolidated Statement of Operations by excluding interest expense and investment returns components of retiree benefit expenses.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 36% and 52% of the Company's consolidated revenues from continuing operations for the three month periods ending March 31, 2016 and 2015, respectively. The Company’s balance sheets include accounts receivable with DHL of $4.6 million and $9.8 million as of March 31, 2016 and December 31, 2015, respectively.
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
Amazon
In September, 2015, the Company began to operate a trial air network for Amazon Fulfillment Services, Inc. (“AFS”), a subsidiary of Amazon.com, Inc. (“Amazon”). The network grew to five freighter aircraft through first quarter of 2016 and includes services for cargo handling and logistical support. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary LGSTX, Services Inc. ("LGSTX"). CAM owns all of the Boeing 767-200 freighter aircraft and either owns or has entered into commitments to purchase all of the Boeing 767-300 freighter aircraft that will be leased and operated under the ATSA. The ATSA became effective on April 1, 2016.
Revenues from continuing operations performed for AFS comprised approximately 19% of the Company's consolidated revenues from continuing operations for the three month period ending March 31, 2016. The Company’s balance sheets include accounts receivable with AFS of $17.5 million and $10.5 million as of March 31, 2016 and December 31, 2015, respectively.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches, which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares measured as further described below. The exercise price of the warrants will be $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. The first tranche of warrants, issued upon execution of the Investment Agreement, grants Amazon the right to purchase approximately 12.81 million ATSG common shares, with the right to purchase 7.69 million common shares vesting upon issuance and the right to purchase the remaining 5.12 million common shares related to aircraft leases leased under the ATSA, or as the Company achieves specified revenue targets in connection with the ATSA. The first tranche of warrants cannot be exercised prior to the earlier of the date of the 2016 Annual Meeting of Stockholders of ATSG and July 8, 2016. The second tranche of warrants, which will grant Amazon a right to purchase approximately 1.59 million ATSG common shares, will be issued on the second anniversary of the date of the Investment Agreement and will vest immediately upon issuance. The third tranche of warrants will be issued upon the date that is four years and six months after the date of the Investment Agreement, and will also vest immediately upon issuance. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement, after giving effect to the issuance of the warrants. Each of the three tranches of warrants will be exercisable in accordance with its terms through the fifth anniversary of the date of the Investment Agreement.
We anticipate making the common shares underlying the warrants available through a combination of share repurchases and the issuance of additional shares. The Company’s stockholders will be asked to approve an amendment to the Certificate of Incorporation of the Company at the annual meeting of stockholders in May 2016 to increase the number of authorized common shares and to approve the exercise in full of the warrants as required under the rules of the Nasdaq Global Select Market.
Warrants for 7.69 million common shares are fully vested and nonforfeitable as of March 8, 2016. The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees. The fair value of the warrants issued to Amazon as of March 8, 2016, was determined to be $4.89 per share using a Black-Scholes pricing model and considering the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected dividend yield, and the risk-free interest rate. The fair value of the 7.69 million vested warrants issued to Amazon, $37.6 million, was recorded to intangible lease incentive asset, and will be amortized against revenues over the duration of the aircraft leases. The corresponding value of these warrants was recorded in additional paid in capital, except for the fair value of 0.28 million warrants, valued at 1.8 million, which were recorded in Other Liabilities as of March 31, 2016 because the Company did not have enough authorized shares to settle these warrants.
The Company will record additional warrants in conjunction with aircraft leases to AFS and, dependent upon the outcome of the Company’s stockholders vote to amend the Certificate of Incorporation of the Company to increase the number of authorized common shares and to approve the exercise in full of the warrants. The Company's operating results in future periods may be impacted by the number of warrants granted, the re-measurements of warrants, intangible amortizations and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will likely differ from the guidance described above for financial reporting.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 15% and 16% of the Company's total revenues from continuing operations for the three month periods ending March 31, 2016 and 2015, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $7.5 million and $9.7 million as of March 31, 2016 and December 31, 2015, respectively.

Table of Contents

NOTE C—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The Company has one reporting unit that has goodwill, CAM. The carrying amounts of goodwill are as follows (in thousands):

CAM
Carrying value as of December 31, 2015	$34,395
Carrying value as of March 31, 2016	$34,395
The Company's intangible assets by reportable segment are as follows (in thousands):

	Customer	Airline	Lease
	Relationships	Certificates	Incentive	Total
	ACMI Services		CAM
Carrying value as of December 31, 2015	$1,334	$3,000	$—	$4,334
Warrants issued (see Note B)	—	—	37,586	37,586
Amortization	(70)	—	—	(70)
Carrying value as of March 31, 2016	$1,264	$3,000	$37,586	$41,850
The customer relationship intangible amortizes through 2020. The airline certificates have an indefinite life and therefore are not amortized. The lease incentive intangible will begin to amortize in April 2016, with the commencement of certain aircraft leases, over the duration of the related leases.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft from the Company. The Company’s carrying value of West was $12.1 million and $13.1 million at March 31, 2016 and December 31, 2015, respectively. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2016	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$14,681	$—	$14,681
Total Assets	$—	$14,681	$—	$14,681
Liabilities
Interest rate swap	$—	$(620)	$—	$(620)
Warrant	$—	$(1,769)	$—	$(1,769)
Total Liabilities	$—	$(2,389)	$—	$(2,389)

As of December 31, 2015	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$8,711	$—	$8,711
Total Assets	$—	$8,711	$—	$8,711
Liabilities
Interest rate swap	$—	$(499)	$—	$(499)
Total Liabilities	$—	$(499)	$—	$(499)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $1.1 million more than the carrying value, which was $371.5 million at March 31, 2016. As of December 31, 2015, the fair value of the Company’s debt obligations was approximately $1.3 million more than the carrying value, which was $317.7 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Flight equipment	$1,400,787	$1,372,099
Ground equipment	37,180	36,593
Leasehold improvements, facilities and office equipment	25,545	25,327
Aircraft modifications and projects in progress	87,069	52,717
	1,550,581	1,486,736
Accumulated depreciation	(635,743)	(611,335)
Property and equipment, net	$914,838	$875,401
CAM owned aircraft with a carrying value of $363.7 million and $369.2 million that were under leases to external customers as of March 31, 2016 and December 31, 2015, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Unsubordinated term loan	$96,989	$100,708
Revolving credit facility	240,000	180,000
Aircraft loans	34,511	36,950
Total long term obligations	371,500	317,658
Less: current portion	(37,734)	(33,865)
Total long term obligations, net	$333,766	$283,793
The Company executed a syndicated credit agreement ("Senior Credit Agreement"), which includes an unsubordinated term loan and a revolving credit facility. The Senior Credit Agreement expires May 5, 2020. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. The revolving credit facility has a capacity of $325.0 million and permitted additional indebtedness of $150.0 million, and an accordion feature whereby the Company can draw up to an additional $50.0 million, subject to the lenders' consent. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment, which was $325.0 million.
The balances of the unsubordinated term loan are net of debt issuance costs of $0.5 million and $0.5 million for the periods ending March 31, 2016 and December 31, 2015, respectively. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of March 31, 2016, the unused revolving credit facility totaled $76.6 million, net of draws of $240.0 million and outstanding letters of credit of $8.4 million. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.19% and 2.19%, respectively. The aircraft loans are collateralized by six aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. The interest rates for the aircraft loans range from 6.74% to 7.36% per annum payable monthly.
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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June of 2036 with options to extend the leases. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. Additionally, the Company leases certain equipment and airport facilities, office space, and maintenance facilities at locations outside of the airpark in Wilmington.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. At March 31, 2016, the Company owned five Boeing 767-300 aircraft that were in the freighter modification process. Also, the Company had committed to the purchase of additional aircraft and to induct a total of nine and twelve aircraft into the freighter modification process during 2016 and 2017, respectively. The Company expects to complete the modification of five more Boeing 767-300 by the end of 2016. As of March 31, 2016, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $142.1 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI.

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
Other
In September 2015, the Company entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the People's Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in Tianjin, China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations in early 2017. The Company may offer the new airline aircraft leases to build its fleet. The Company expects to contribute $16 million to the joint venture over the next six months.
The Company is currently a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.
Employees Under Collective Bargaining Agreements
As of March 31, 2016, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	8.3%
ATI	Air Line Pilots Association	4.9%

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

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2016	2015	2016	2015
Service cost	$—	$—	$31	$44
Interest cost	8,968	8,646	42	48
Expected return on plan assets	(10,264)	(11,020)	—	—
Amortization of prior service cost	—	—	(26)	(136)
Amortization of net (gain) loss	3,368	1,793	40	73
Net periodic benefit cost (gain)	$2,072	$(581)	$87	$29
During the three month period ending March 31, 2016, the Company contributed $0.7 million to the pension plans. The Company expects to contribute an additional $5.6 million during the remainder of 2016.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income tax expense recorded through March 31, 2016 have been estimated utilizing a 38.5% rate based upon year-to-date income and projected results for the full year. Additionally, the Company recorded a discrete tax benefit of $0.7 million related to the conversion of employee stock awards during the first quarter of 2016. The final effective tax rate applied to 2016 will depend on the actual amount of pre-tax book earnings generated by the Company for the full year.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes until 2019 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then.

NOTE J—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. Accordingly, the Company entered into interest rate swaps. The Company entered into a new interest rate swap in February of 2016 having an initial notional value of $48.8 million and a forward start date of May 9, 2016. Under this swap, the Company will pay a fixed rate of 1.09% and receive a floating rate that resets monthly based on LIBOR. The interest rate swaps are described in the table below (in thousands):

		March 31, 2016		December 31, 2015
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	48,750	(73)	50,625	(247)
June 30, 2017	1.183%	48,750	(323)	50,625	(252)
May 5, 2021	1.090%	48,750	(224)	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net effects on derivatives of a $0.1 million loss and a $0.0 million loss for the three month periods ending March 31, 2016 and 2015, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following components for the three month periods ending March 31, 2016 and 2015 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of December 31, 2014	(81,191)	(630)	4	(1,059)	(82,876)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(677)	(677)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,793	73	—	—	1,866
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(136)	—	—	(136)
Hedging gain (reclassified to interest expense)	—	—	(9)	—	(9)
Income Tax (Expense) or Benefit	(651)	23	3	237	(388)
Other comprehensive income (loss), net of tax	1,142	(40)	(6)	(440)	656
Balance as of March 31, 2015	(80,049)	(670)	(2)	(1,499)	(82,220)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of December 31, 2015	(97,302)	(315)	—	(1,395)	(99,012)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	392	392
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,368	40	—	—	3,408
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(26)	—	—	(26)
Income Tax (Expense) or Benefit	(1,222)	(5)	—	(135)	(1,362)
Other comprehensive income (loss), net of tax	2,146	9	—	257	2,412
Balance as of March 31, 2016	(95,156)	(306)	—	(1,138)	(96,600)

NOTE L—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005 and in May 2015. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically approximately three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with vesting periods of approximately six or twelve months. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Three Months Ended
	March 31, 2016		March 31, 2015
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,157,659	$7.52	1,406,550	$6.21
Granted	294,060	15.43	390,200	9.61
Converted	(160,500)	7.20	(142,562)	7.05
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	1,291,219	$9.37	1,654,188	$6.94
Vested	338,919	$6.12	443,988	$5.61
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2016 was $14.39, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2016 was $19.65. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.1% and a volatility of 36.9% based on volatility over three years using daily stock prices.

For the three month periods ending March 31, 2016 and 2015, the Company recorded expense of $0.7 million and $0.8 million, respectively, for stock incentive awards. At March 31, 2016, there was $6.3 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2016, none of the awards were convertible, 338,919 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,555,994 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2018.

NOTE M—EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ending March 31,
	2016	2015
Earnings from continuing operations	$8,171	$8,895
Weighted-average shares outstanding for basic earnings per share	63,636	64,454
Common equivalent shares:
Effect of stock-based compensation awards	809	883
Effect of warrants	612	—
Weighted-average shares outstanding assuming dilution	65,057	65,337
Basic earnings per share from continuing operations	$0.13	$0.14
Diluted earnings per share from continuing operations	$0.13	$0.14
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none and none at March 31, 2016 and 2015, respectively.

NOTE N—SEGMENT INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings include an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI and charter service agreements that the Company has with other customers. Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Company's other activities, which include contracts with the U.S. Postal Service ("USPS"), the sale of aircraft parts and maintenance services, hub management services, facility and ground equipment maintenance services and management services for workers' compensation while managed separately, are not large enough to constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length, market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets - All other below.
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending March 31,
	2016	2015
Total revenues:
CAM	$51,726	$42,854
ACMI Services	114,956	105,468
All other	55,011	35,606
Eliminate inter-segment revenues	(44,308)	(36,903)
Total	$177,385	$147,025
Customer revenues:
CAM	$28,761	$19,881
ACMI Services	114,956	105,468
All other	33,668	21,676
Total	$177,385	$147,025
Depreciation and amortization expense:
CAM	$22,730	$20,910
ACMI Services	9,544	8,091
All other	260	(8)
Total	$32,534	$28,993
Segment earnings (loss):
CAM	$19,510	$14,438
ACMI Services	(10,356)	(2,571)
All other	3,868	3,076
Net unallocated interest expense	(346)	(457)
Net loss on financial instruments	(528)	(13)
Pre-tax earnings from continuing operations	$12,148	$14,473

The Company's assets are presented below by segment (in thousands):

	March 31,	December 31,
	2016	2015
Assets:
CAM	$875,726	$804,776
ACMI Services	159,698	154,852
All other	102,642	82,093
Total	$1,138,066	$1,041,721
Interest expense allocated to CAM was $2.3 million and $2.6 million for the three month periods ending March 31, 2016 and 2015, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2015.

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
UPDATE
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long-term contracts with DHL since August 2003. DHL accounted for 36% of the Company's consolidated revenues for the first three months of 2016 compared with 52% of the Company's consolidated revenues in the corresponding period in 2015. As of March 31, 2016, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL; 14 of those were being operated by the Company's airlines for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. Additionally, the airlines operated five CAM owned Boeing aircraft and one DHL leased aircraft under other operating arrangements with DHL.
Amazon Agreements
In September, 2015, the Company began to operate a trial air network for Amazon Fulfillment Services, Inc. (“AFS”), a subsidiary of Amazon.com, Inc. (“Amazon”). The network grew to five Boeing 767 freighter aircraft through the first quarter of 2016 and includes services for cargo handling and logistical support. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary, LGSTX Services, Inc. ("LGSTX"). CAM owns all of the Boeing 767-200 freighter aircraft and either owns or has entered into commitments to purchase all of the Boeing 767-300 freighter aircraft that will be leased and operated under the ATSA. The ATSA became effective on April 1, 2016.
Revenues from continuing operations performed for AFS comprised approximately 19% of the Company's consolidated revenues from continuing operations for the three month period ended March 31, 2016.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches, which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares measured as further described below. The exercise price of the warrants will be $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. The first tranche of warrants, issued upon execution of the Investment Agreement, grants Amazon the right to purchase approximately 12.81 million ATSG common shares, with the right to purchase 7.69 million common shares vesting upon issuance and the right to purchase the remaining 5.12 million common shares vesting as ATSG delivers additional aircraft leased under the ATSA, or as the Company achieves specified revenue targets in connection with the ATSA. The first tranche of warrants cannot be exercised prior to the earlier of the date of the 2016 Annual Meeting of Stockholders of ATSG (May 12, 2016) and July 8, 2016. The second tranche of warrants, which will grant Amazon a right to purchase approximately 1.59 million ATSG common shares, will be issued on the second anniversary of the date of the Investment Agreement and will vest immediately upon issuance. The third tranche of warrants will be issued upon the date that is four years and six months after the date of the Investment Agreement, and will also vest immediately upon issuance. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement, after giving effect to the issuance of the warrants. Each of the three tranches of warrants will be exercisable in accordance with its terms through the fifth anniversary of the date of the Investment Agreement.
We anticipate making the common shares underlying the warrants available through a combination of share repurchases and the issuance of additional shares. The Company’s stockholders will be asked to approve an amendment to the Certificate of Incorporation of the Company at the 2016 Annual Meeting of Stockholders of ATSG to increase the number of authorized common shares and to approve the exercise in full of the warrants as required under the rules of the Nasdaq Global Select Market.
Warrants for 7.69 million common shares are fully vested and nonforfeitable as of March 8, 2016, in conjunction with AFS's long-term commitment to lease aircraft from CAM. The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees. The fair value of the 7.69 million vested warrants issued to Amazon, $37.6 million, was recorded to intangible lease incentive asset, and will be amortized against revenues over the duration of the aircraft leases. The Company will value additional warrants in conjunction with aircraft leases to AFS and, dependent upon the outcome of the Company’s stockholders vote to amend the Certificate of Incorporation of the Company to increase the number of authorized common shares and to approve the exercise in full of the warrants. The Company's operating results in future periods may be impacted by the number of warrants granted, the re-measurements of warrants, intangible amortizations and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will likely differ from the guidance described above for financial reporting.
U.S. Military
Revenues from services performed for the U.S. Military were approximately 15% and 16% of the Company's total revenues from continuing operations for the three month periods ending March 31, 2016 and 2015, respectively.
Fleet Summary 2016
At March 31, 2016, the Company's combined operating fleet of owned freighter aircraft consisted of 36 Boeing 767-200 aircraft, 12 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
Aircraft fleet activity during the first three months of 2016 is summarized below:
- ABX returned one Boeing 767-200 freighter to CAM, which was leased to an external lessee.
- An external lessee returned two Beoing 767-200 freighter aircraft to CAM, which were leased to ABX.
- CAM completed the modification of one Boeing 767-300 freighter aircraft and began to lease that aircraft, which is being operated by ABX, under a multi-year lease to an external customer.
- Another external lessee returned one Boeing 767-200 freighter aircraft to CAM and that aircraft is now being prepped for other leasing.

- CAM purchased four Boeing 767-300 passenger aircraft during the first quarter, which will be modified to standard freighter configuration.
The Company’s cargo aircraft fleet is summarized below as of March 31, 2016 ($'s in thousands):

	March 31, 2016			December 31, 2015
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	14	21	35	13	23	36
Boeing 767-300	4	8	12	4	7	11
Boeing 757-200	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Total	26	29	55	25	30	55
Operating lease
Boeing 757-200	1	—	1	1	—	1
Total	1	—	1	1	—	1
Other aircraft
Owned Boeing 767-200s staging for lease	—	1	1	—	—	—
Owned Boeing 767-300 for freighter modification	—	5	5	—	2	2
As of March 31, 2016, ACMI Services leased 26 of its in-service aircraft internally from CAM. As of March 31, 2016, nine of CAM's 21 Boeing 767-200 aircraft and five of CAM's eight Boeing 767-300 aircraft were leased to DHL and operated by ABX. CAM leased the other 12 Boeing 767-200 aircraft and three Boeing 767-300 aircraft to external customers, including two Boeing 767-200 aircraft to DHL that are being operated by another airline. The carrying values of the total in-service fleet as of March 31, 2016 was $734.8 million compared to $742.6 million as of December 31, 2015. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $30.4 million to $177.4 million for the first quarter of 2016 compared to 2015. Excluding directly reimbursed revenues, customer revenues increased 18%, or by $24.8 million during the first quarter of 2016 compared with 2015. Customer revenues increased broadly across most business lines, driven by increased external aircraft leases and operations for AFS during 2016 compared to 2015.
The consolidated net earnings from continuing operations were $8.2 million and $8.9 million for the first quarter of 2016 and 2015, respectively. The pre-tax earnings from continuing operations were $12.1 million for the first quarter of 2016 compared to $14.5 million for 2015. Pre-tax earnings during the first quarter of 2016 included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were charged off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. Pre-tax earnings also included $2.2 million for the non-service components of retiree benefit costs during the first quarter of 2016. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings follows) were $16.1 million for the first quarter of 2016 compared to $14.2 million for 2015. Adjusted pre-tax earnings from continuing operations for 2016 improved compared to 2015 due to additional aircraft lease revenues and better ACMI Services aircraft utilization, offset by higher aircraft maintenance, depreciation and employee expenses, particularly in our support services businesses.

A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending March 31,
	2016	2015
Revenues from Continuing Operations:
CAM	$51,726	$42,854
ACMI Services
Airline services	101,653	97,695
Reimbursable	13,303	7,773
Total ACMI Services	114,956	105,468
Other Activities	55,011	35,606
Total Revenues	221,693	183,928
Eliminate internal revenues	(44,308)	(36,903)
Customer Revenues	$177,385	$147,025

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$19,510	$14,438
ACMI Services	(10,356)	(2,571)
Other Activities	3,868	3,076
Net unallocated interest expense	(346)	(457)
Net loss on financial instruments	(528)	(13)
Pre-Tax Earnings from Continuing Operations	12,148	14,473
Add non-service components of retiree benefit costs, net	2,203	(260)
Add debt issuance costs from non-consolidating affiliate	1,229	—
Add net loss on financial instruments	528	13
Adjusted Pre-Tax Earnings from Continuing Operations	$16,108	$14,226
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding non-service components of retiree benefit costs, losses on financial instruments and the charge off of debt issuance costs from the non-consolidated affiliate during the first quarter of 2016. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictive value and not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
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
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to eight years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of March 31, 2016, CAM had a fleet of 56 cargo aircraft in service condition, 26 of them leased internally to the Company's airlines, 29 leased to external customers and one that was being staged for lease. A Boeing 767-300 passenger aircraft CAM had purchased in 2015 completed its modification to a freighter configuration and was leased to an external customer in February 2016 under a long-term contract. CAM has added two aircraft to its operating fleet since April 1, 2015.

CAM's revenues grew $8.9 million during the first quarter of 2016 compared to 2015, primarily as a result of additional aircraft leases to external customers. As of March 31, 2016 and 2015, CAM had 29 and 24 aircraft under lease to external customers, respectively. Revenues from external customers totaled $28.8 million and $19.9 million for first quarters of 2016 and 2015, respectively. CAM's revenues from the Company's airlines totaled $22.9 million during the first quarter of 2016, compared to $23.0 million for 2015.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $19.5 million and $14.4 million during the first quarters of 2016 and 2015, respectively. Increased earnings reflect additional external lease revenues and lower interest expense, offset by higher depreciation expense for additional Boeing 767-300 and increased expenses to place and support the larger fleet of Boeing aircraft.
As of March 31, 2016, one Boeing 767-300 passenger aircraft that CAM had purchased in 2015 was being modified from passenger to freighter configuration. During the first quarter of 2016, CAM purchased four more Boeing 767-300 passenger aircraft which are scheduled to begin freighter configuration.
CAM's agreement to lease 20 Boeing 767 freighter aircraft to AFS includes 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Leases for six of these aircraft began in April 2016, and nine more aircraft leases are expected to be executed by the end of 2016. To meet the 20 aircraft requirement for AFS, CAM plans to add four more Boeing 767-300 freighter aircraft to its fleet by mid-2017. The remaining aircraft commitment for AFS will be filled by five aircraft that were already being operated for AFS by the Company's airlines, expiring aircraft leases presently with external CAM lessees, as well as aircraft currently being utilized by the Company's airlines for charter operations and other customer services. CAM's operating results will be negatively impacted by the amortization of the value of warrants issued to Amazon as a lease incentive. CAM operating results will depend upon our ability to provide freighter aircraft to AFS on an agreed schedule.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of March 31, 2016, ACMI Services included 41 in-service aircraft, including 26 leased internally from CAM, one DHL-supplied aircraft operated by ATI and 14 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the restated CMI agreement.
Revenues from ACMI Services increased $9.5 million during the first quarter of 2016 compared with 2015 to $115.0 million. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $4.0 million. Improved revenues were driven by better fleet utilization and reflect an 11% increase in billable block hours for the first quarter of 2016 compared to 2015.
ACMI Services incurred pre-tax losses of $10.4 million during the first quarter of 2016, compared to pre-tax losses of $2.6 million for 2015. Larger pre-tax losses in 2016 compared to 2015 were primarily a result of scheduled airframe maintenance events during the first quarter of 2016, increased pension expenses and higher personnel costs. Scheduled airframe maintenance expense increased $4.5 million during the first quarter of 2016 compared to 2015. Airframe maintenance expense varies by quarter depending upon on the number of C-checks and the scope of the checks required for those airframes which are scheduled for maintenance. Pension expense for ACMI Services, including the non-service component, increased by $2.4 million as actuarially determined. Operating results for ACMI Services were also impacted by increased depreciation expense for two additional Boeing 767-300 aircraft in operation, start up costs for additional aircraft for AFS and reductions in CMI revenues for DHL compared to the first quarter of 2015.
During 2016, we expect ACMI Services to be negatively impacted by higher expenses for start-up costs related to the AFS network, pension as actuarially determined, and aircraft maintenance expenses due to the schedule of heavy maintenance checks. Achieving profitability in ACMI Services will depend on a number of factors, including revenue levels for airline services, crewmember training costs, crewmember productivity, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.

Other Activities
The Company sells aircraft parts and provides aircraft maintenance and modification services primarily through its aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"). The Company provides package sorting and support services to the U.S. Postal Service (“USPS”) at five USPS facilities and similar services to AFS. The Company also leases and maintains ground support equipment and provides facility maintenance services. Other activities also include the management of workers' compensation claims under an agreement with DHL.
External customer revenues from all other activities were $33.7 million and $21.7 million for the first quarters of 2016 and 2015, respectively. Revenues from our mail and package handling services increased $12.3 million during the first quarter of 2016 compared to 2015, reflecting higher contractual costs and increased mail volumes at the USPS facilities we operate, as well as cargo handling and logistical support for the AFS U.S. network during the first quarter of 2016. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The pre-tax earnings from other activities increased by $0.8 million to $3.9 million in the first quarter of 2016, reflecting increased mail and package handling services during the first three months of 2016, compared to 2015.
Discontinued Operations
Pre-tax earnings related to the former sorting operations were $0.1 million and $0.3 million for the three month periods ending March 31, 2016 and 2015, respectively. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub service agreement with DHL.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $8.7 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015, driven by higher headcount for flight operations, maintenance services and support services. Through March 31, 2016, the number of employees increased by approximately 15% compared to March 31, 2015. Since March 31, 2015, we added employees to support the AFS network, additional aircraft maintenance contracts and increased volumes for the USPS. Pension expense, including the non-service components of retiree benefit costs increased $2.4 million due to higher interest rates resulting in lower returns on plan assets.
Fuel expense increased by $5.9 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015. The average price per gallon of aviation fuel decreased about 20% for the first quarter 2016 compared to 2015. Fuel expense includes the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL and other ACMI customers, as well as fuel used to position aircraft for service and for maintenance purposes. The decrease in the average price per gallon of fuel was offset by a higher level of customer-reimbursed fuel which increased $6.5 million in the first quarter of 2016 compared to 2015.
Maintenance, materials and repairs expense increased by $4.7 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015. The increase stemmed primarily from additional airframe checks during the first quarter of 2016 compared to 2015 and to related component repairs, driven by increased block hours flown. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.
Depreciation and amortization expense increased $3.5 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015. The increase in depreciation expense reflects incremental depreciation expense for three Boeing 767-300 aircraft and additional aircraft engines added to the in-service fleet since February 2015, as well as additional capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services and other airport services. Contracted ground and aviation services increased $7.9 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015 due to additional volumes of mail and packages processed for customers.

Travel expense increased by $0.4 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015. The increase reflects the higher level of employee headcount in airline operations during the first quarter of 2016 compared to 2015.
Rent expense decreased by $1.6 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015. Rent expense decreased primarily due to the purchase of one Boeing 767-300 aircraft in February 2015 and the return of two Boeing 767-200 aircraft which were previously leased from an external provider through January 2015.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.9 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Insurance expense decreased by $0.1 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015. Aircraft fleet insurance has decreased due to fewer aircraft in ACMI operations during the first quarter of 2016 compared to 2015.
Other operating expenses increased by $2.2 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015. Other operating expenses include professional fees, employee training, utilities, the cost of parts sold to customers and gains on the disposition of equipment. Other operating expenses during the first quarter of 2016 included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were written off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. Other operating expenses also increased due to additional sales of aircraft parts during the first quarter of 2016 compared to 2015.
Interest expense decreased by $0.4 million during the quarter ended March 31, 2016, compared to the corresponding period of 2015. Interest expense decreased due to a lower average debt level and more capitalized interest during the first quarter of 2016 compared to 2015.
The Company recorded pre-tax net losses on financial instruments of $0.5 million during the quarter ended December 31, 2016 compared to $0.0 million during the comparable 2015 period, reflecting the re-measurement of interest rate derivatives and certain warrants issued to Amazon.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2016 have been estimated utilizing a 38.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2016 will depend on the actual amount of pre-tax book income generated by the Company for the full year.
The effective tax rate from continuing operations for the three month periods ended March 31, 2016 and 2015 were 32.7% and 38.5%, respectively. The effective tax rate decreased during the first three months of 2016 compared to the corresponding period of 2015, due to the recognition of a discrete tax benefit of $0.7 million related to the conversion of employee stock awards during the first quarter of 2016.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $44.3 million and $39.9 million for the first three months of 2016 and 2015, respectively. The improved cash flows generated from operating activities during the first quarter of 2016 compared to 2015, reflect additional aircraft leases and improved fleet utilization. Cash outlays for pension contributions for the first three months of 2016 were $0.7 million compared to $0.6 million for the corresponding period of 2015.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $71.7 million and $43.4 million for the first three months of 2016 and 2015, respectively. Capital expenditures in 2016 included $52.8 million for the acquisition of four Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $4.5 million for required heavy maintenance; and $14.4 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in the first quarter of 2015 included the acquisition of one Boeing 767-300 aircraft and next generation navigation and communication modifications; $14.1 million for required heavy maintenance; and $7.8 million for other equipment, including purchases of aircraft engines and rotables.
Net cash provided by financing activities was $49.5 million for the first three months of 2016 compared to $6.0 million net cash used in financing activities during the corresponding period of 2015. During the first three months of 2016, we drew $60.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $6.2 million. Our borrowing activities were necessary to acquire and modify aircraft for deployment into air cargo markets. During the first quarter of 2016, we spent $3.1 million to buy 269,662 shares of the Company's common stock in the open market, pursuant to a share repurchase plan authorized in 2014 by the Board of Directors to repurchase up to $50 million of the Company's common stock.
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
In September 2015, we entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the People's Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in Tianjin, China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations in early 2017. We expect to contribute $16 million to the joint venture over the next six months. We plan to offer the new airline aircraft leases to build its fleet.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $97.0 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $240.0 million, net of repayments, as of March 31, 2016. The revolving credit facility has a capacity of $325.0 million, permitted additional indebtedness of $150.0 million, and an accordion feature whereby the Company can draw up to an additional $50.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $325 million. From May 5, 2016, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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

Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.19%.
At March 31, 2016, the Company had $39.8 million of cash balances. The Company had $76.6 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $8.4 million. As specified under the terms of ABX's CMI agreement with DHL, the unsecured note payable to DHL extinguished without payment at March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments, required pension funding and planned capital expenditures for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2016, we were not involved in any material unconsolidated SPE transactions.
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
For information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note A "SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES" in the accompanying notes to the Condensed Consolidated Financial Statements included in Part II, Item 1 of this Form 10-Q.
Notes B and C in the accompanying notes to the Condensed Consolidated Financial Statements describe our accounting policies for stock warrants and lease incentives. The fair value of the warrants issued to Amazon as of March 8, 2016, was determined using a Black-Scholes pricing model and considering the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected dividend yield, and the risk-free interest rate. The Company will record additional warrants in conjunction with aircraft leases to AFS and, dependent upon the outcome of the Company’s stockholders vote to amend the Certificate of Incorporation of the Company to increase the number of authorized common shares and to approve the exercise in full of the warrants. The Company's operating results in future periods may be impacted by the number of warrants granted, the re-measurements of warrants, intangible amortizations and the related income tax effects. There have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk for changes in interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with our customers.
No significant changes have occurred to the market risks the Company faces since information about those risks were disclosed in item 7A of the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are currently a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that the Company's ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2015 Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 14, 2016. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time on the open market or in privately negotiated transactions. All of the repurchases done by the Company during the first quarter of 2016 were in the open market. There is no expiration date for the repurchase program. The following table summarizes the Company's repurchases of its common stock during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2016 through January 31, 2016	98,391	$9.45	98,391	$38,725,048
February 1, 2016 through February 29, 2016	81,271	$10.42	81,271	$37,878,364
March 1, 2016 through March 31, 2016	90,000	$14.47	90,000	$36,576,282
Total for the quarter	269,662	$11.42	269,662	$36,576,282

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

10.1
Air Transportation Services Agreement, dated as of March 8, 2016, by and between Airborne Global Solutions, Inc. and Amazon Fulfillment Services Inc., filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

10.2
Investment Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc., filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

10.3
Warrant to Purchase Common Stock, issued March 8, 2016, by and between Air Transport Services Group, Inc. and Amazon.com, filed herewith. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

10.4
Stockholders Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc., filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

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

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2016

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 10, 2016	and Principal Accounting Officer)