Form 10-Q
period 2016-06-30
Air Transport Services Group, Inc.
filed 2016-08-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of August 8, 2016, 59,658,299 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES	$176,549	$148,353	$353,934	$295,378
OPERATING EXPENSES
Salaries, wages and benefits	53,647	42,036	106,066	85,715
Depreciation and amortization	33,132	31,400	65,666	60,393
Maintenance, materials and repairs	26,390	23,993	53,733	46,686
Fuel	17,168	12,275	33,799	23,053
Contracted ground and aviation services	8,931	3,599	19,799	6,537
Travel	4,678	4,342	9,486	8,765
Rent	2,579	2,447	5,206	6,654
Landing and ramp	2,652	2,166	6,303	4,874
Insurance	1,087	546	2,236	1,804
Other operating expenses	10,484	5,755	20,488	13,574
	160,748	128,559	322,782	258,055
OPERATING INCOME	15,801	19,794	31,152	37,323
OTHER INCOME (EXPENSE)
Interest income	37	24	61	46
Net gain on financial instruments	5,558	264	5,030	251
Interest expense	(2,633)	(2,839)	(5,332)	(5,904)
	2,962	(2,551)	(241)	(5,607)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,763	17,243	30,911	31,716
INCOME TAX EXPENSE	(7,235)	(6,673)	(11,212)	(12,251)
EARNINGS FROM CONTINUING OPERATIONS	11,528	10,570	19,699	19,465
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	47	214	94	428
NET EARNINGS	$11,575	$10,784	$19,793	$19,893

BASIC EARNINGS PER SHARE
Continuing operations	$0.18	$0.16	$0.31	$0.30
Discontinued operations	—	0.01	—	0.01
TOTAL BASIC EARNINGS PER SHARE	$0.18	$0.17	$0.31	$0.31

DILUTED EARNINGS PER SHARE
Continuing operations	$0.12	$0.16	$0.25	$0.30
Discontinued operations	—	—	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.12	$0.16	$0.25	$0.30

WEIGHTED AVERAGE SHARES
Basic	63,267	64,541	63,452	64,498
Diluted	66,763	65,471	65,910	65,404

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET EARNINGS	$11,575	$10,784	$19,793	$19,893
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	2,146	1,142	4,292	2,284
Defined Benefit Post-Retirement	9	(40)	18	(80)
Gains and Losses on Derivatives	—	2	—	(4)
Foreign Currency Translation	53	144	310	(296)

TOTAL COMPREHENSIVE INCOME, net of tax	$13,783	$12,032	$24,413	$21,797

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,242	$17,697
Accounts receivable, net of allowance of $293 in 2016 and $415 in 2015	51,510	57,986
Inventory	14,713	12,963
Prepaid supplies and other	12,167	12,660
TOTAL CURRENT ASSETS	103,632	101,306
Property and equipment, net	934,219	875,401
Other assets	75,240	26,285
Goodwill and intangibles	38,589	38,729
TOTAL ASSETS	$1,151,680	$1,041,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,755	$44,417
Accrued salaries, wages and benefits	24,254	27,454
Accrued expenses	8,858	8,107
Current portion of debt obligations	41,637	33,740
Unearned revenue	12,081	12,963
TOTAL CURRENT LIABILITIES	127,585	126,681
Long term debt	323,461	283,918
Post-retirement obligations	104,316	108,194
Other liabilities	61,777	61,913
Stock warrants	57,128	—
Deferred income taxes	109,358	96,858
TOTAL LIABILITIES	783,625	677,564
Commitments and contingencies (Notes B and G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 85,000,000 shares authorized; 63,513,853 and 64,077,140 shares issued and outstanding in 2016 and 2015, respectively	635	641
Additional paid-in capital	497,750	518,259
Accumulated deficit	(35,938)	(55,731)
Accumulated other comprehensive loss	(94,392)	(99,012)
TOTAL STOCKHOLDERS’ EQUITY	368,055	364,157
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,151,680	$1,041,721

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net earnings from continuing operations	$19,699	$19,465
Net earnings from discontinued operations	94	428
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	66,600	60,393
Pension and post-retirement	6,764	3,460
Deferred income taxes	10,969	11,940
Amortization of stock-based compensation	1,575	1,645
Amortization of DHL promissory note	—	(1,550)
Net loss on financial instruments	(5,030)	(251)
Changes in assets and liabilities:
Accounts receivable	6,376	6,977
Inventory and prepaid supplies	(1,560)	1,082
Accounts payable	(2,552)	2,738
Unearned revenue	(3,141)	2,354
Accrued expenses, salaries, wages, benefits and other liabilities	(638)	(5,963)
Pension and post-retirement assets	(3,881)	(5,948)
Other	2,018	430
NET CASH PROVIDED BY OPERATING ACTIVITIES	97,293	97,200
INVESTING ACTIVITIES:
Capital expenditures	(125,076)	(76,308)
Proceeds from property and equipment	—	1,030
NET CASH (USED IN) INVESTING ACTIVITIES	(125,076)	(75,278)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(12,623)	(47,091)
Proceeds from borrowings	60,000	20,000
Withholding taxes paid for conversion of employee stock awards	(1,231)	(614)
Purchase of common stock	(10,818)	(2,595)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	35,328	(30,300)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,545	(8,378)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,697	30,560
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,242	$22,182

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$5,104	$5,646
Federal alternative minimum and state income taxes paid	$464	$501
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$—	$1,550
Accrued capital expenditures	$5,923	$3,618

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
Basis of Presentation
The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the financial statements reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of management, but actual results could differ materially from those estimates.
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
The Company elected to early adopt this standard in the quarter ended March 31, 2016. The impact of the early adoption resulted in the Company recording a tax benefit of $0.7 million within income tax expense for the three months ended March 31, 2016 related to the excess tax benefit on stock incentive awards that settled during the quarter ended March 31, 2016. The tax benefit for the six months ended June 30, 2016 was $0.7 million. Prior to adoption of ASU 2016-09, this amount would have been recorded as an increase of additional paid-in capital. The tax benefit for the six months ended June 30, 2015 would have been $0.4 million.
The Company accounts for forfeitures as they occur. Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flows. The Company applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, prospectively. Under ASU 2016-09, cash paid when withholding shares for tax withholding purposes are classified as a financing activity in the statement of cash flows. The Company has applied the effect of this change on prior period statements of cash flows retrospectively. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended March 31, 2016. This increased the diluted weighted average common shares outstanding by 152,512 shares.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long-term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 37% and 36% of the Company's consolidated revenues from continuing operations for the three and six month periods ended June 30, 2016, respectively, compared to 48% and 50% for the corresponding periods of 2015. The Company’s balance sheets include accounts receivable with DHL of $5.9 million and $9.8 million as of June 30, 2016 and December 31, 2015, respectively.
The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases or owns. The Company also provides Boeing 767 and Boeing 757 air cargo transportation services for DHL through additional ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown. The Company also provides ground equipment, such as power units, air starts and related maintenance services to DHL under separate agreements.
Amazon
During September 2015, the Company began to operate a trial air network for Amazon Fulfillment Services, Inc. (“AFS”), a subsidiary of Amazon.com, Inc. (“Amazon”). The network grew to five freighter aircraft through first quarter of 2016 and included services for cargo handling and logistical support. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary LGSTX, Services Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that will be leased and operated under the ATSA. The Boeing 767-300 aircraft are being converted to freighter aircraft. The ATSA became effective on April 1, 2016.
Revenues from continuing operations performed for AFS comprised approximately 22% and 20% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2016, respectively. The Company’s balance sheets include accounts receivable with AFS of $9.3 million and $10.5 million as of June 30, 2016 and December 31, 2015, respectively.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches, which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon execution of the Investment Agreement, grants Amazon the right to purchase approximately 12.81 million ATSG common shares, with the right to purchase 7.69 million common shares vesting upon issuance on March 8, 2016 and the right to purchase the remaining 5.12 million common shares vesting as the Company delivers additional aircraft leased under the ATSA, or as the Company achieves specified revenue targets in connection with the ATSA. The second tranche of warrants grants Amazon a right to purchase approximately 1.59 million ATSG common shares, and will be issued on March 8, 2018. The third tranche of warrants will be issued on September 8, 2020. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants will be $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants will be exercisable in accordance with its terms through March 8, 2021. The Company anticipates making available the common shares required for the underlying warrants through a combination of share repurchases and the issuance of additional shares.
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The fair value of the warrants issued to Amazon as of March 8, 2016 was determined to be $4.89 per share using a Black-Scholes pricing model which considers the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected dividend yield, and the risk-free interest rate. The fair value of the 7.69 million vested warrants issued to Amazon was recorded as a lease incentive asset and is amortized against revenues over the duration of the aircraft leases. In March 2016, the value of these warrants was recorded in additional paid in capital, except for the fair value of 0.28 million warrants, which was recorded in liabilities because the Company did not have enough authorized shares to settle these warrants. On May 12, 2016, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company at the annual meeting of stockholders to increase the number of authorized common shares and to approve the warrants in full as required under the rules of the Nasdaq Global Select Market. The stockholders' approval enabled features of the warrants that require the vested warrants of the first tranche and the warrants of the second and third tranches to be classified as financial derivatives as of May 12, 2016. Accordingly, the fair value of those warrants was measured and classified in liabilities on that date. As of June 30, 2016, the warrants classified as liabilities were remeasured to fair value, resulting in a non-operating gain of $5.9 million before the effect of taxes. As of June 30, 2016, the Company's liabilities reflected 9.83 million warrants having a fair value of $5.81 per share using a Black-Scholes pricing model.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will likely differ from the guidance described above for financial reporting.
U.S. Military
A substantial portion of the Company's revenues is also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 13% and 14% of the Company's total revenues from continuing operations for the three and six month periods ended June 30, 2016, respectively, compared to 18% and17% for the corresponding periods of 2015. The Company's balance sheets included accounts receivable with the U.S. Military of $12.0 million and $9.7 million as of June 30, 2016 and December 31, 2015, respectively.

NOTE C—GOODWILL, INTANGIBLES AND OTHER ASSETS
The Company has one reporting unit that has goodwill, CAM. The carrying amounts of goodwill are as follows (in thousands):

CAM
Carrying value as of December 31, 2015	$34,395
Carrying value as of June 30, 2016	$34,395
The Company's intangible assets by reportable segment are as follows (in thousands):

Table of Contents

	Customer	Airline
	Relationships	Certificates	Total
	ACMI Services
Carrying value as of December 31, 2015	$1,334	$3,000	$4,334
Amortization	(140)	—	(140)
Carrying value as of June 30, 2016	$1,194	$3,000	$4,194
The customer relationship intangible amortizes through 2020. The airline certificates have an indefinite life and therefore are not amortized.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Atlantic Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft from the Company. The Company’s carrying value of West was $11.1 million and $13.1 million at June 30, 2016 and December 31, 2015, respectively. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets.
The Company's lease incentive is as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2015	$—
Warrants granted March 2016 (see Note B)	37,586
Amortization	—
Carrying value as of March 31, 2016	37,586
Warrants granted May 2016 (see Note B)	13,758
Amortization	(934)
Carrying value as of June 30, 2016	$50,410
The lease incentive began to amortize in April 2016, with the commencement of certain aircraft leases, over the duration of the related leases.

NOTE D—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swaps are reported on the Company’s consolidated balance sheets at fair values based on market values from identical or comparable transactions. The fair value of the Company’s money market funds and interest rate swaps is based on observable inputs (Level 2) from comparable market transactions. The use of significant unobservable inputs (Level 3) was not necessary in determining the fair value of the Company’s financial assets and liabilities.

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2016	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$12,932	$—	$12,932
Total Assets	$—	$12,932	$—	$12,932
Liabilities
Interest rate swap	$—	$(815)	$—	$(815)
Stock warrants (see note B)	$—	$(57,128)	$—	$(57,128)
Total Liabilities	$—	$(57,943)	$—	$(57,943)

As of December 31, 2015	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$8,711	$—	$8,711
Total Assets	$—	$8,711	$—	$8,711
Liabilities
Interest rate swap	$—	$(499)	$—	$(499)
Total Liabilities	$—	$(499)	$—	$(499)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $0.8 million more than the carrying value, which was $365.1 million at June 30, 2016. As of December 31, 2015, the fair value of the Company’s debt obligations was approximately $1.3 million more than the carrying value, which was $317.7 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Flight equipment	$1,415,283	$1,372,099
Ground equipment	37,923	36,593
Leasehold improvements, facilities and office equipment	26,347	25,327
Aircraft modifications and projects in progress	122,615	52,717
	1,602,168	1,486,736
Accumulated depreciation	(667,949)	(611,335)
Property and equipment, net	$934,219	$875,401
CAM owned aircraft with a carrying value of $411.2 million and $369.2 million that were under leases to external customers as of June 30, 2016 and December 31, 2015, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Unsubordinated term loan	$93,067	$100,708
Revolving credit facility	240,000	180,000
Aircraft loans	32,031	36,950
Total long term obligations	365,098	317,658
Less: current portion	(41,637)	(33,865)
Total long term obligations, net	$323,461	$283,793
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. On May 31, 2016, the Company executed an amendment to the Senior Credit Agreement (the "Sixth Credit Amendment"). The Sixth Credit Amendment extended the maturity of the term loan and revolving credit facility to May 30, 2021, increased the capacity of the Revolving credit facility by $100.0 million to $425.0 million and increased the accordion feature such that the Company can now draw up to an additional $100.0 million, subject to the lenders' consent. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balance of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment, which was $425.0 million. The revolving credit facility has permitted additional indebtedness of $150.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
The balances of the unsubordinated term loan are net of debt issuance costs of $0.7 million and $0.5 million for the periods ending June 30, 2016 and December 31, 2015, respectively. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of June 30, 2016, the unused revolving credit facility totaled $176.5 million, net of draws of $240.0 million and outstanding letters of credit of $8.5 million. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR-based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.22% and 2.22%, respectively. The aircraft loans are collateralized by six aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. The interest rates for the aircraft loans range from 6.74% to 7.36% per annum payable monthly.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. The Senior Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt-to-EBITDA ratio and a fixed charge coverage ratio. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement. The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $75.0 million during any calendar year, provided the Company's total debt-to-EBITDA ratio is under 2.75 times, after giving effect to the dividend or repurchase.

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
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. At June 30, 2016, the Company owned eight Boeing 767-300 aircraft that were in or awaiting induction into the freighter modification process. The Company is committed to the purchase of additional aircraft and to induct six more aircraft into the freighter modification process during the remainder of 2016 and twelve aircraft during 2017. As of June 30, 2016, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $290.5 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI. The Company expects to complete the modification of five Boeing 767-300 aircraft during the remainder of 2016.
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
Other
In September 2015, the Company entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the People's Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in Tianjin, China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations by mid 2017. The Company may offer the new airline aircraft leases to build its fleet. The Company expects to contribute $16 million to the joint venture through 2017.
The Company is currently a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the Company's financial condition or results of operations.
Employees Under Collective Bargaining Agreements
As of June 30, 2016, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	8.9%
ATI	Air Line Pilots Association	6.6%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$31	$44	$—	$—	62	88
Interest cost	8,968	8,646	42	48	17,936	17,292	84	96
Expected return on plan assets	(10,264)	(11,020)	—	—	(20,528)	(22,040)	—	—
Amortization of prior service cost	—	—	(26)	(136)	—	—	(52)	(272)
Amortization of net (gain) loss	3,368	1,793	40	73	6,736	3,586	80	146
Net periodic benefit cost (gain)	$2,072	$(581)	$87	$29	$4,144	$(1,162)	$174	$58
During the three and six month periods ended June 30, 2016, the Company contributed $0.3 million and $1.0 million to the pension plans, respectively. The Company expects to contribute an additional $5.3 million during the remainder of 2016.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income tax expense recorded through June 30, 2016 has been estimated utilizing a 38.5% rate based upon year-to-date income and projected results for the full year. Additionally, the Company recorded a discrete tax benefit of $0.7 million related to the conversion of employee stock awards during the first quarter of 2016. The final effective tax rate applied to 2016 will depend on the actual amount of non-deductible items, pre-tax book income generated by the Company for the full year and taxes related to the stock warrants granted to Amazon.
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

		June 30, 2016		December 31, 2015
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	—	—	50,625	(247)
June 30, 2017	1.183%	46,875	(298)	50,625	(252)
May 5, 2021	1.090%	46,875	(517)	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net effects on derivatives of a $0.3 million loss and a $0.3 million gain for the six month periods ended June 30, 2016 and 2015, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following components for the three and six month periods ending June 30, 2016 and 2015 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of March 31, 2015	(80,049)	(670)	(2)	(1,499)	(82,220)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	224	224
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,793	73	—	—	1,866
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(136)	—	—	(136)
Hedging gain (reclassified to interest expense)	—	—	(41)	—	(41)
Income Tax (Expense) or Benefit	(651)	23	43	(80)	(665)
Other comprehensive income (loss), net of tax	1,142	(40)	2	144	1,248
Balance as of June 30, 2015	(78,907)	(710)	—	(1,355)	(80,972)

Balance as of December 31, 2014	(81,191)	(630)	4	(1,059)	(82,876)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(453)	(453)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,586	146	—	—	3,732
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(272)	—	—	(272)
Hedging gain (reclassified to interest expense)	—	—	(50)	—	(50)
Income Tax (Expense) or Benefit	(1,302)	46	46	157	(1,053)
Other comprehensive income (loss), net of tax	2,284	(80)	(4)	(296)	1,904
Balance as of June 30, 2015	(78,907)	(710)	—	(1,355)	(80,972)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of March 31, 2016	(95,156)	(306)	—	(1,138)	(96,600)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	80	80
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,368	40	—	—	3,408
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(26)	—	—	(26)
Income Tax (Expense) or Benefit	(1,222)	(5)	—	(27)	(1,254)
Other comprehensive income (loss), net of tax	2,146	9	—	53	2,208
Balance as of June 30, 2016	(93,010)	(297)	—	(1,085)	(94,392)

Balance as of December 31, 2015	(97,302)	(315)	—	(1,395)	(99,012)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	472	472
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	6,736	80	—	—	6,816
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(52)	—	—	(52)
Income Tax (Expense) or Benefit	(2,444)	(10)	—	(162)	(2,616)
Other comprehensive income (loss), net of tax	4,292	18	—	310	4,620
Balance as of June 30, 2016	(93,010)	(297)	—	(1,085)	(94,392)

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

	Six Months Ended
	June 30, 2016		June 30, 2015
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,157,659	$7.52	1,406,550	$6.21
Granted	294,060	15.43	390,200	9.61
Converted	(160,500)	7.20	(263,791)	6.42
Expired	—	—	(1,600)	10.11
Forfeited	(9,200)	10.23	—	—
Outstanding at end of period	1,282,019	$9.36	1,531,359	$7.04
Vested	338,919	$6.12	329,059	$5.61
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
For the six month periods ended June 30, 2016 and 2015, the Company recorded expense of $1.6 million and $1.6 million, respectively, for stock incentive awards. At June 30, 2016, there was $5.1 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2016, none of the awards were convertible, 338,919 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,544,219 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2018.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Earnings from continuing operations - basic	$11,528	$10,570	$19,699	$19,465
Gain from stock warrants, net of tax	(3,664)	—	(3,405)	—
Earnings from continuing operations - diluted	$7,864	$10,570	$16,294	$19,465

Denominator:
Weighted-average shares outstanding - basic	63,267	64,541	63,452	64,498
Common equivalent shares:
Effect of stock-based compensation awards	861	930	835	906
Effect of stock warrants	2,635	—	1,623	—
Weighted-average shares outstanding - diluted	66,763	65,471	65,910	65,404

Basic earnings per share from continuing operations	$0.18	$0.16	$0.31	$0.30
Diluted earnings per share from continuing operations	$0.12	$0.16	$0.25	$0.30
The determination of diluted earnings per share in accordance with GAAP requires the inclusion, in the numerator, of the fair value re-measurement of the stock warrants recorded as a liability. The dilutive effect of the stock warrants on the weighted-average shares outstanding was calculated using the treasury stock method. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants by the average stock price during the period and comparing that amount with the number of warrants outstanding. The assumed proceeds are determined by multiplying the number of shares underlying the warrants by the strike price. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none and none at June 30, 2016 and 2015, respectively. The underlying warrants as of June 30, 2016, could result in 9.8 million additional outstanding shares of the Company’s common stock if the warrants are settled by tendering cash.
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
On July 5, 2016 the Company purchased 3,825,554 shares of the Company's common stock from its largest shareholder, Red Mountain Partners, L.P., a fund that is affiliated with Red Mountain Capital Partners, LLC (“Red Mountain”), a related party, for an aggregate purchase price of $50.0 million. The purchase price was previously negotiated based on the closing price of the shares on June 20, 2016. The purchase price of $13.07 per share represents a large block discount of 2.5% and 6.2%, respectively, from the volume-weighted average prices of $13.41 for the 10 trading days and $13.93 for the 60 trading days prior to June 20, 2016.

NOTE N—SEGMENT INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings include an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI and charter service agreements that the Company has with other customers. Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Company's other activities, which include contracts with the U.S. Postal Service ("USPS"), the sale of aircraft parts and maintenance services, hub management services, facility and ground equipment maintenance services and management services for workers' compensation, while managed separately, are not large enough to constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets - All other below.
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues:
CAM	$47,439	$45,632	$99,165	$88,486
ACMI Services	114,145	103,892	229,101	209,360
All other	57,253	32,179	112,264	67,785
Eliminate inter-segment revenues	(42,288)	(33,350)	(86,596)	(70,253)
Total	$176,549	$148,353	$353,934	$295,378
Customer revenues:
CAM	$29,387	$24,660	$58,148	$44,541
ACMI Services	114,145	103,892	229,101	209,360
All other	33,017	19,801	66,685	41,477
Total	$176,549	$148,353	$353,934	$295,378
Depreciation and amortization expense:
CAM	$22,607	$22,356	$45,337	$43,266
ACMI Services	10,228	9,027	19,772	17,118
All other	297	17	557	9
Total	$33,132	$31,400	$65,666	$60,393
Segment earnings (loss):
CAM	$16,229	$14,441	$35,739	$28,879
ACMI Services	(7,130)	1,126	(17,486)	(1,445)
All other	4,130	1,840	7,998	4,916
Net unallocated interest expense	(24)	(428)	(370)	(885)
Net gain (loss) on financial instruments	5,558	264	5,030	251
Pre-tax earnings from continuing operations	$18,763	$17,243	$30,911	$31,716

The Company's assets are presented below by segment (in thousands):

	June 30,	December 31,
	2016	2015
Assets:
CAM	$906,849	$804,776
ACMI Services	158,183	154,852
All other	86,648	82,093
Total	$1,151,680	$1,041,721
Interest expense allocated to CAM was $2.6 million and $4.9 million for the three and six month periods ending June 30, 2016, respectively, compared to $2.4 million and $5.0 million for the corresponding periods of 2015, respectively.

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
UPDATE
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long-term contracts with DHL since August 2003. DHL accounted for 36% of the Company's consolidated revenues for the first six months of 2016 compared with 50% of the Company's consolidated revenues in the corresponding period in 2015. As of June 30, 2016, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL; 14 of those were being operated by the Company's airlines for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. Additionally, the airlines operated five CAM-owned Boeing aircraft and one DHL-leased aircraft under other operating arrangements with DHL.
Amazon
During September 2015, the Company began to operate a trial air network for Amazon Fulfillment Services, Inc. (“AFS”), a subsidiary of Amazon.com, Inc. (“Amazon”). The network grew to five Boeing 767 freighter aircraft through the first quarter of 2016 and included services for cargo handling and logistical support. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. As of June 30, 2016, the Company, through CAM, leased eight Boeing 767-200 freighter aircraft to AFS. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary, LGSTX Services, Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that will be leased and operated under the ATSA. The Boeing 767-300 aircraft are being converted to freighter aircraft. The ATSA became effective on April 1, 2016.
Revenues from continuing operations performed for AFS comprised approximately 20% of the Company's consolidated revenues from continuing operations for the six month period ended June 30, 2016.

In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches, which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon execution of the Investment Agreement, grants Amazon the right to purchase approximately 12.81 million ATSG common shares, with the right to purchase 7.69 million common shares vesting upon issuance on March 8, 2016 and the right to purchase the remaining 5.12 million common shares vesting as the Company delivers additional aircraft leased under the ATSA, or as the Company achieves specified revenue targets in connection with the ATSA. The second tranche of warrants, which will grant Amazon a right to purchase approximately 1.59 million ATSG common shares, will be issued on March 8, 2018. The third tranche of warrants will be issued on September 8, 2020. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement, and after giving effect to the warrants granted. The exercise price of the warrants will be $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants will be exercisable in accordance with its terms through March 8, 2021.
Our accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The fair value of the warrants granted to Amazon is recorded as a lease incentive asset and is amortized against revenues over the duration of the aircraft leases. The corresponding value of those warrants is classified as liabilities and remeasured to fair value at the end of each reporting period with the resultant gain or loss recorded to non-operating results. The Company's earnings in future periods will be impacted by the number of warrants granted, the fair value re-measurement of warrants at the end of each period, lease incentive amortizations and the related income tax effects. Subsequent to June 30, 2016, recent appreciation in the market price for ATSG common shares indicates that a re-measurement of the warrants' fair value would result in a loss. For income tax calculations, the value and timing of related tax deductions will likely differ from the guidance described above for financial reporting. For additional information about the accounting for the warrants, see Note B to the accompanying unaudited condensed consolidated financial statements.
U.S. Military
Revenues from services performed for the U.S. Military were approximately 14% and 17% of the Company's total revenues from continuing operations for the six month periods ending June 30, 2016 and 2015, respectively.
Fleet Summary 2016
At June 30, 2016, the Company's combined operating fleet of owned freighter aircraft consisted of 36 Boeing 767-200 aircraft, 12 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. At June 30, 2016, the Company owned eight Boeing 767-300 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first six months of 2016 is summarized below:
- ABX returned one Boeing 767-200 freighter to CAM, which was leased to an external lessee.
- CAM completed the modification of one Boeing 767-300 freighter aircraft and began to lease that aircraft, which is being operated by ABX, under a multi-year lease to an external customer.
- External lessees returned three Boeing 767-200 freighter aircraft to CAM, which were subsequently leased to ABX and ATI.
- ABX and ATI returned seven Boeing 767-200 freighter aircraft to CAM, which were all leased to an external lessee under multi-year leases. ABX and ATI were separately contracted to continue operating the aircraft for the lessee.
- Another external lessee returned one Boeing 767-200 freighter aircraft to CAM, and that aircraft is being operated by ABX, under a multi-year lease to an external customer.
- Another external lessee returned one Boeing 767-200 freighter aircraft to CAM and that aircraft is now being prepped for other leasing.

- CAM purchased four Boeing 767-300 passenger aircraft during the first quarter and three Boeing 767-300 passenger aircraft during the second quarter, all of which will be modified to standard freighter configuration.
The Company’s cargo aircraft fleet is summarized below as of June 30, 2016 ($'s in thousands):

	June 30, 2016			December 31, 2015
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	8	27	35	13	23	36
Boeing 767-300	4	8	12	4	7	11
Boeing 757-200	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Total	20	35	55	25	30	55
Operating lease
Boeing 757-200	1	—	1	1	—	1
Total	1	—	1	1	—	1
Other aircraft
Owned Boeing 767-200s staging for lease	—	1	1	—	—	—
Owned Boeing 767-300 for freighter modification	—	8	8	—	2	2
As of June 30, 2016, ACMI Services leased 20 of its in-service aircraft internally from CAM. As of June 30, 2016, nine of CAM's 27 Boeing 767-200 aircraft and five of CAM's eight Boeing 767-300 aircraft were leased to DHL and operated by ABX. Additionally, eight of CAM's 27 Boeing 767-200 aircraft were leased to AFS and operated by ABX or ATI. CAM leased the other ten Boeing 767-200 aircraft and three Boeing 767-300 aircraft to external customers, including two Boeing 767-200 aircraft to DHL that are being operated by another airline. The carrying value of the total in-service fleet as of June 30, 2016 was $707.9 million compared to $742.6 million as of December 31, 2015. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $28.2 million to $176.5 million and increased by $58.6 million to $353.9 million for the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. Excluding directly reimbursed ACMI revenues, customer revenues increased by $18.2 million and $43.1 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. Increased customer revenues were driven by increased external aircraft leases and operations for AFS during 2016 compared to 2015 and partially offset lower Airline services revenues for DHL.
The consolidated net earnings from continuing operations were $11.5 million and $19.7 million for the three and six month periods ended June 30, 2016, respectively, compared to $10.6 million and $19.5 million for the corresponding periods of 2015. The consolidated net earnings from continuing operations includes gains of $3.7 million and $3.4 million after taxes, for the three and six month periods ended June 30, 2016, respectively, for the fair value re-measurement of warrants granted to Amazon earlier this year. The pre-tax earnings from continuing operations were $18.8 million and $30.9 million for the three and six month periods ended June 30, 2016, respectively, compared to $17.2 million and $31.7 million for the corresponding periods of 2015. Pre-tax earnings during the first six months of 2016 included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were charged off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. Pre-tax earnings also included $2.2 million and $4.4 million for the three and six months ended June 30, 2016, respectively, for the non-service components of retiree benefit costs. Pre-tax earnings also included net gains of $5.6 and $5.0 million for the three and six months ended June 30, 2016, respectively due to the re-measurement of financial instrument fair values, primarily the warrants granted to Amazon. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation to the comparable GAAP metric follows) were $16.3 million and $32.5 million for the three and six month periods ended June 30, 2016, respectively, compared to $16.7 million and $30.9 million for the corresponding periods in 2015. Adjusted pre-tax earnings from continuing operations for the first half of 2016 improved compared to 2015 due to additional aircraft lease revenues, increased aircraft maintenance revenues, new cargo handling revenues and better ACMI Services aircraft utilization, partially offset by higher aircraft maintenance, personnel expenses, depreciation and ramp-up costs to support the expanding customer networks.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2016	2015	2016	2015
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$48,373	$45,632	$100,099	$88,486
Lease amortization against revenue	(934)	—	(934)	—
Total CAM	47,439	45,632	99,165	88,486
ACMI Services
Airline services	98,187	97,897	199,840	195,592
Reimbursable	15,958	5,995	29,261	13,768
Total ACMI Services	114,145	103,892	229,101	209,360
Other Activities	57,253	32,179	112,264	67,785
Total Revenues	218,837	181,703	440,530	365,631
Eliminate internal revenues	(42,288)	(33,350)	(86,596)	(70,253)
Customer Revenues	$176,549	$148,353	$353,934	$295,378

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$16,229	$14,441	$35,739	$28,879
ACMI Services	(7,130)	1,126	(17,486)	(1,445)
Other Activities	4,130	1,840	7,998	4,916
Net unallocated interest expense	(24)	(428)	(370)	(885)
Net gain on financial instrument re-measurements	5,558	264	5,030	251
Pre-Tax Earnings from Continuing Operations	18,763	17,243	30,911	31,716
Add non-service components of retiree benefit costs, net	2,203	(260)	4,406	(520)
Add debt issuance costs from non-consolidating affiliate	—	—	1,229	—
Add lease incentive amortization	934	—	934	—
Less net gain on financial instruments	(5,558)	(264)	(5,030)	(251)
Adjusted Pre-Tax Earnings from Continuing Operations	$16,342	$16,719	$32,450	$30,945
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding non-service components of retiree benefit costs, gains and losses for the fair value re-measurement of financial instruments, lease incentive amortizations and the charge off of debt issuance costs from the non-consolidated affiliate during the first quarter of 2016. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
ACMI Reimbursable revenues shown above include revenues related to fuel, landing fees, navigation fees, aircraft rent and certain other operating costs that are directly reimbursed to the airlines by their customers. Effective April 1, 2015, the cost of engine and airframe maintenance for all CAM-owned Boeing 767-200 aircraft operated for DHL is the responsibility of the airlines. For all periods presented above, airline services revenues include compensation for maintenance provided by the airlines on aircraft operated for DHL.

CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to eight years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of June 30, 2016, CAM had a fleet of 56 cargo aircraft in service condition, 20 of them leased internally to the Company's airlines, 35 leased to external customers and one that was being staged for lease. A Boeing 767-300 passenger aircraft CAM had purchased in 2015 completed its modification to a freighter configuration and was leased to an external customer in February 2016 under a long-term contract. CAM has added two aircraft to its operating fleet since April 1, 2015.
CAM's revenues grew $1.8 million and $10.7 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015, primarily as a result of additional aircraft leases to external customers. As of June 30, 2016 and 2015, CAM had 35 and 29 aircraft under lease to external customers, respectively. Revenues from external customers totaled $29.4 million and $58.1 million for the three and six month periods ended June 30, 2016, respectively, compared to $24.7 million and $44.5 million for the corresponding periods of 2015. CAM's revenues from the Company's airlines totaled $18.1 million and $41.0 for the three and six month periods ended June 30, 2016, respectively, compared to $21.0 and $43.9 for the corresponding periods in 2015.
CAM's pre-tax earnings, inclusive of an interest expense allocation, grew by $1.8 million and $6.9 million during the three and six month periods ended June 30, 2016 to $16.2 million and $35.7 million, respectively, compared to the corresponding periods of 2015. Increased earnings reflect additional external lease revenues and lower interest expense, offset by higher depreciation expense for additional Boeing 767-300 aircraft, and increased expenses to place and support the larger fleet of Boeing aircraft.
As of June 30, 2016, one Boeing 767-300 passenger aircraft that CAM had purchased in 2015 was being modified from passenger to freighter configuration. Additionally, during the first six months of 2016, CAM purchased seven more Boeing 767-300 passenger aircraft, three during the second quarter, which are scheduled to begin freighter configuration.
CAM's agreement to lease 20 Boeing 767 freighter aircraft to AFS includes 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Leases for six of these aircraft began in April 2016, two more were executed during the remainder of the second quarter, and seven more aircraft leases are expected to be executed by the end of 2016. To fulfill the 20 aircraft requirement for AFS, CAM plans to add five more Boeing 767-300 freighter aircraft to its fleet by mid-2017. The remaining aircraft commitment for AFS will be filled through expiring aircraft leases presently with external CAM lessees, as well as aircraft currently being utilized by the Company's airlines for charter operations and other customer services. CAM's operating results will be negatively impacted by the amortization of the value of warrants issued to Amazon as a lease incentive. CAM's operating results will depend on our ability to provide freighter aircraft to AFS on an agreed schedule and within planned costs, as well as the value of warrant amortization.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of June 30, 2016, ACMI Services included 43 in-service aircraft, including 20 leased internally from CAM, one DHL-supplied aircraft operated by ATI, 14 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the restated CMI agreement, and eight CAM-owned freighter aircraft which are under lease to AFS and operated by ATI and ABX under the ATSA.
Revenues from ACMI Services increased $10.3 million and $19.7 million during the three and six month periods ended June 30, 2016 to $114.1 million and $229.1 million, respectively, compared to the corresponding periods of 2015. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, decreased $0.3 million and increased $4.2 million for the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. Flat revenues for the second quarter of 2016 compared to 2015 reflect the change in the airlines' portion of our revenues for Amazon beginning April 1, 2016. Beginning April 1, 2016 in conjunction with the long-term leases executed between Amazon and CAM, the related lease revenues are reflected under CAM. Improved revenues for the first half of 2016 compared to 2015 were driven by better fleet utilization and reflect a 12% increase in billable block hours.
ACMI Services incurred pre-tax losses of $7.1 million and $17.5 million during the three and six month periods ended June 30, 2016, respectively, compared to pre-tax earnings of $1.1 million and pre-tax losses of $1.4 million for the corresponding periods of 2015. Larger pre-tax losses in 2016 compared to 2015 were primarily a result of more scheduled airframe maintenance events during the first and second quarter of 2016, increased personnel costs including non-cash pension expenses and flight crew training to ramp up for the expanding CMI operations for customers.
Scheduled airframe maintenance expense increased $3.0 million and $7.5 million during the three and six month periods ended June 30, 2016, respectively compared to 2015. Airframe maintenance expense varies by quarter depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Pension expense for ACMI Services, including the non-service component, increased $2.4 million and $4.8 million as actuarially determined for the three and six month periods ended June 30, 2016. The airlines incurred $2.6 million of costs during the second quarter of 2016 related to flight crew training for expanding customer networks. Operating results for ACMI Services were also impacted by increased depreciation expense for two additional Boeing 767-300 aircraft in operation, start up costs for additional aircraft for AFS, and reductions in CMI revenues for DHL compared to 2015.
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
External customer revenues from all other activities were $33.0 million and $66.7 million for the three and six month periods ended June 30, 2016, respectively, compared to $19.8 million and $41.5 million for the corresponding periods in 2015. Revenues from our mail and package handling services increased $9.8 million and $21.9 million during the three and six month periods ended June 30, 2016, respectively, compared to 2015, reflecting higher contractual costs and increased mail volumes at the USPS facilities we operate, as well as cargo handling and logistical support for the AFS U.S. network during 2016. Revenues from AMES increased $3.6 million during the three and six month periods ended June 30, 2016. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The pre-tax earnings from other activities increased by $2.3 million and $3.1 million during the three and six month periods ended June 30, 2016 to $4.1 million and $8.0 million, respectively, compared to the corresponding periods in 2015, reflecting increased aircraft maintenance services and mail and cargo handling services during 2016.

Discontinued Operations
Pre-tax earnings related to the former sorting operations were $0.1 million and $0.7 million for the first six months of 2016 and 2015, respectively. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub service agreement with DHL.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $11.6 million and $20.4 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015, driven by higher headcount for flight operations, maintenance services and package handling services. Through June 30, 2016, the number of employees increased over 17% compared to June 30, 2015. We have added employees to support the AFS network, additional aircraft maintenance contracts and increased volumes for the USPS. Pension expense, including the non-service components of retiree benefit costs increased due to lower interest rates resulting in lower returns on plan assets.
Depreciation and amortization expense increased $1.7 million and $5.3 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. The increase reflects incremental depreciation expense for three Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since February 2015, as well as additional capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $2.4 million and $7.0 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. The increase stemmed primarily from additional airframe checks during the first and second quarters of 2016 compared to 2015 and related component repairs, driven by increased block hours flown. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.
Fuel expense increased by $4.9 million and $10.7 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. The average price per gallon of aviation fuel decreased about 33% and 27% for the first and second quarters of 2016, respectively, compared to 2015. Fuel expense includes the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL, AFS and other ACMI customers, as well as fuel used to position aircraft for service and for maintenance purposes. The decrease in the average price per gallon of fuel was offset by a higher level of customer-reimbursed fuel which increased $8.7 million and $15.2 million for the three and six month periods ended June 30, 2016, respectively, compared to 2015.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling and other airport services. Contracted ground and aviation services increased $5.3 million and $13.3 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015 due to additional volumes of mail and packages processed for the USPS and Amazon customers.
Travel expense increased by $0.3 million and $0.7 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. The increase reflects the higher level of employee headcount in airline operations during the first and second quarters of 2016 compared to 2015.
Rent expense increased by $0.1 million and decreased by $1.4 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. Rent expense decreased during the first half of 2016 primarily due to the purchase of one Boeing 767-300 aircraft in February 2015 and the return of two Boeing 767-200 aircraft which were previously leased from an external provider through January 2015.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.5 million and $1.4 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Insurance expense increased by $0.5 million and $0.4 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. Aircraft fleet insurance has increased due to additional aircraft operations during the second quarter of 2016 compared to 2015.
Other operating expenses increased by $4.7 million and $6.9 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. Other operating expenses include professional fees, employee training, utilities, the cost of parts sold to customers and gains on the disposition of equipment. Other operating expenses during the first quarter of 2016 included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were written off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. Other operating expenses also increased due to additional sales of aircraft parts during the first half of 2016 compared to 2015.
Interest expense decreased by $0.2 million and $0.6 million during the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods of 2015. Interest expense decreased due to more capitalized interest during 2016 compared to 2015.
The Company recorded net pre-tax gains of $5.6 million and $5.0 million on financial instruments during the three and six month periods ended June 30, 2016, respectively, compared to $0.3 million and $0.3 million during the comparable 2015 periods. The 2016 gains are primarily a result of remeasuring, as of June 30, 2016, the fair value of the stock warrants granted to Amazon in March of 2016. A decline in the fair value of the warrants between May 12, 2016, which was the previous re-measurement date, and June 30, 2016, corresponded to a decline in the traded price of the Company's shares and resulted in the non-cash gain. Management believes that non-cash gains and losses, as a result of quarterly re-measurements of the warrants as prescribed by accounting guidance, may vary widely among quarters.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2016 have been estimated utilizing a 38.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2016 will depend on the actual amount of non-deductible items, pre-tax book income generated by the Company for the full year and taxes related to the stock warrants granted to Amazon.
The effective tax rate from continuing operations for the three and six month periods ended June 30, 2016 was 38.6% and 36.3%, respectively. The effective tax rate from continuing operations for the three and six month periods ended June 30, 2015 were 38.7% and 38.6%, respectively. The effective tax rate decreased during the first six months of 2016 compared to the corresponding period of 2015, due to the recognition of a discrete tax benefit of $0.7 million related to the conversion of employee stock awards during the first quarter of 2016.
As of December 31, 2015, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $78.9 million, which will begin to expire in 2025 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2019 or later. However, the Company may be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights is primarily sourced to the United States under international aviation agreements and treaties. If we begin to operate in countries without such agreements, the Company could incur additional foreign income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $97.3 million and $97.2 million for the first six months of 2016 and 2015, respectively. Operating cash flows during the second quarter of 2015 included additional customer payments related to aircraft maintenance provided in previous periods. The cash flows generated from operating activities during the first half of 2016 reflect additional aircraft leases and improved fleet utilization. Cash outlays for pension contributions for the first six months of 2016 were $1.0 million compared to $0.9 million for the corresponding period of 2015.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $125.1 million and $76.3 million for the first six months of 2016 and 2015, respectively. Capital expenditures in 2016 included $95.6 million for the acquisition of seven Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $11.2 million for required heavy maintenance; and $18.3 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures during 2015 included the acquisition of two Boeing 767-300 aircraft and next generation navigation and communication modifications; $31.0 million for required heavy maintenance; and $14.5 million for other equipment, including purchases of aircraft engines and rotables.
Net cash provided by financing activities was $35.3 million for the first six months of 2016 compared to $30.3 million net cash used in financing activities during the corresponding period of 2015. During the first six months of 2016, we drew $60.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $12.6 million. Our borrowing activities were necessary to acquire and modify aircraft for deployment into air cargo markets. During the first six months of 2016, we spent $10.8 million to buy 819,991 shares of the Company's common stock in the open market, pursuant to a share repurchase plan authorized in 2014 and amended in May 2016 by the Board of Directors to repurchase up to $100 million of the Company's common stock.
Commitments
We estimate that capital expenditures for 2016 will total $315 million, of which $80 million will be for aircraft maintenance and other equipment and $235 million will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note G of the accompanying financial statements.
In September 2015, we entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the People's Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in Tianjin, China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations by mid 2017. We expect to contribute $16 million to the joint venture over the coming months. We plan to offer the new airline aircraft leases to build its fleet.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $93.1 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $240.0 million, net of repayments, as of June 30, 2016. The revolving credit facility has a capacity of $425.0 million, permitted additional indebtedness of $150.0 million, and an accordion feature whereby the Company can draw up to an additional $100.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $425 million. From May 5, 2016, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
Under the Senior Credit Agreement, the Company is subject to covenants and warranties that are usual and customary including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt-to-EBITDA ratio and a fixed charge coverage ratio. The Senior Credit Agreement stipulates events of default including unspecified events that may have a material adverse effect on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.22%.
At June 30, 2016, the Company had $25.2 million of cash balances. The Company had $176.5 million available under the revolving credit facility, net of outstanding letters of credit which totaled $8.5 million. As specified under the terms of ABX's CMI agreement with DHL, the unsecured note payable to DHL extinguished without payment at March 31, 2015. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to meet our cash requirements for at least the next 12 months. We periodically review our liquidity position and may decide to raise additional funds on an opportunistic basis from a variety of additional sources, including through issuances of equity or debt in public or private offerings.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2016, we were not involved in any material unconsolidated SPE transactions.
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
Notes B and C in the accompanying notes to the Condensed Consolidated Financial Statements describe our accounting policies for stock warrants and lease incentives. The fair value of the warrants granted to Amazon is determined using a Black-Scholes pricing model and considering the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected dividend yield, and the risk-free interest rate. The Company's operating results in future periods will be impacted by the number of warrants granted, the re-measurements of warrants, intangible amortizations and the related income tax effects. There have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk for changes in interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with our customers.
No significant changes have occurred to the market risks the Company faces since information about those risks was disclosed in item 7A of the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time on the open market or in privately negotiated transactions. All of the repurchases done by the Company during the second quarter of 2016 were in the open market. There is no expiration date for the repurchase program. The following table summarizes the Company's repurchases of its common stock during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2016 through April 30, 2016	257,429	$14.82	257,429	$32,762,012
May 1, 2016 through May 31, 2016	168,500	$13.49	168,500	$80,488,295
June 1, 2016 through June 30, 2016	124,400	$13.26	124,400	$78,838,271
Total for the quarter	550,329	$14.06	550,329	$78,838,271

ITEM 5. OTHER

On August 5, 2016, the Company's Board of Directors, upon the recommendation of the Board's Compensation Committee, amended the Company's Executive Incentive Compensation Plan ("EIC Plan") for the purpose of delegating to the Compensation Committee the responsibility for determining the threshold, target and maximum bonus potentials for the participants thereunder as soon as reasonably practicable after the beginning of each year.
The Company's executives, including the named executive officers, have the potential to earn incentive compensation under the EIC Plan. The purpose of the EIC Plan is to incentivize executive management to achieve short-term corporate goals. Under the EIC Plan, participants are eligible to receive a cash bonus utilizing a formula that establishes a bonus amount, expressed as a percentage of base salary, based upon the extent of achievement of performance measures that are prescribed under the EIC Plan. The performance measures selected, and the relevant weight given to each such performance measure, may vary by participant, provided that, unless otherwise determined by the Compensation Committee, bonuses will be based on at least two performance measures. The EIC Plan provides that one of the performance measures will be net income from continuing operations, while the other performance measures will consist of one or more of the following: revenue growth, return on capital, earnings per share, shipment growth, increase in stock price, return on assets, service or the achievement of strategic objectives.
On August 5, 2016, the Compensation Committee, in consultation with Willis Towers Watson, a national compensation consulting firm, determined that the cash-incentive bonus opportunity for each participant under the EIC Plan for fiscal year 2016 (i) shall be based upon the position held and range from 4.8% to 160% of the participant's base salary earned during the year; and (ii) the threshold, target and maximum bonus potentials for the participants shall consist of the following:

Position	Threshold	Target	Maximum
Chief Executive Officer	11.5%	115%	160%
Chief Financial Officer; Chief Legal Officer; Chief Commercial Officer; Subsidiary President	6%	60%	100%
Vice President; Subsidiary Vice President	4.8%	48%	80%

The Compensation Committee determines the performance measures, and the extent of the achievement thereof, for the Chief Executive Officer and the other executives, although the latter are determined in consultation with the Chief Executive Officer.

Joseph C. Hete, the Company's President and Chief Executive Officer; Quint O. Turner, the Company's Chief Financial Officer; W. Joseph Payne, the Company's Chief Legal Officer and Secretary; and Richard F. Corrado, the Company's Chief Commercial Officer, each of whom is a named executive officer, are participants in the EIC Plan at the levels reflected in the table above. For fiscal year 2016, 80% of their bonus opportunity will be based upon the level of achievement of net income targets established by the Compensation Committee, and 20% of their bonus opportunity will be based upon the level of achievement of strategic objectives, as determined in accordance with the preceding paragraph.
The foregoing description of the amendment to the EIC Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the EIC Plan, a copy of which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

10.1
Air Transportation Services Agreement, dated as of March 8, 2016, by and between Airborne Global Solutions, Inc. and Amazon Fulfillment Services Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (1)

10.2
Investment Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (1)

10.3
Warrant to Purchase Common Stock, issued March 8, 2016, by and between Air Transport Services Group, Inc. and Amazon.com. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (1)

10.4
Stockholders Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (1)

10.5
Amended and Restated Credit Agreement, dated as of May 31, 2016, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents and Bank of America, N.A., as Documentation Agent, filed herewith.

10.6	Guarantee and Collateral Agreement made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent, dated as of May 31, 2016, filed herewith.

10.7	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	August 8, 2016

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 8, 2016	and Principal Accounting Officer)