Form 10-Q
period 2016-09-30
Air Transport Services Group, Inc.
filed 2016-11-07
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Commission file number 000-50368
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of November 7, 2016, 59,568,299 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES	$193,261	$142,305	$547,195	$437,683
OPERATING EXPENSES
Salaries, wages and benefits	59,405	41,624	165,471	127,339
Depreciation and amortization	33,939	30,754	99,605	91,147
Maintenance, materials and repairs	27,356	24,655	81,089	71,341
Fuel	24,372	12,029	58,171	35,082
Contracted ground and aviation services	12,865	3,640	32,664	10,177
Travel	5,440	3,989	14,926	12,754
Rent	3,309	2,246	8,515	8,900
Landing and ramp	3,220	2,108	9,523	6,982
Insurance	1,099	832	3,335	2,636
Other operating expenses	7,800	7,511	28,288	21,085
	178,805	129,388	501,587	387,443
OPERATING INCOME	14,456	12,917	45,608	50,240
OTHER INCOME (EXPENSE)
Interest income	37	18	98	64
Net gain (loss) on financial instruments	(8,473)	96	(3,443)	347
Interest expense	(2,897)	(2,684)	(8,229)	(8,588)
	(11,333)	(2,570)	(11,574)	(8,177)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,123	10,347	34,034	42,063
INCOME TAX EXPENSE	(1,007)	(4,000)	(12,219)	(16,251)
EARNINGS FROM CONTINUING OPERATIONS	2,116	6,347	21,815	25,812
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	47	214	141	642
NET EARNINGS	$2,163	$6,561	$21,956	$26,454

BASIC EARNINGS PER SHARE
Continuing operations	$0.04	$0.10	$0.35	$0.40
Discontinued operations	—	—	—	0.01
TOTAL BASIC EARNINGS PER SHARE	$0.04	$0.10	$0.35	$0.41

DILUTED EARNINGS PER SHARE
Continuing operations	$0.04	$0.10	$0.34	$0.40
Discontinued operations	—	—	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.04	$0.10	$0.34	$0.40

WEIGHTED AVERAGE SHARES
Basic	59,379	64,239	62,084	64,411
Diluted	60,283	65,171	64,024	65,341

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET EARNINGS	$2,163	$6,561	$21,956	$26,454
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	2,146	1,142	6,438	3,426
Defined Benefit Post-Retirement	9	(40)	27	(120)
Gains and Losses on Derivatives	—	—	—	(4)
Foreign Currency Translation	(256)	(55)	54	(351)

TOTAL COMPREHENSIVE INCOME, net of tax	$4,062	$7,608	$28,475	$29,405

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,186	$17,697
Accounts receivable, net of allowance of $289 in 2016 and $415 in 2015	66,285	57,986
Inventory	14,054	12,963
Prepaid supplies and other	15,571	12,660
TOTAL CURRENT ASSETS	143,096	101,306
Property and equipment, net	960,998	875,401
Other assets	72,720	26,285
Goodwill and intangibles	38,518	38,729
TOTAL ASSETS	$1,215,332	$1,041,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,831	$44,417
Accrued salaries, wages and benefits	27,338	27,454
Accrued expenses	8,959	8,107
Current portion of debt obligations	35,268	33,740
Unearned revenue	13,151	12,963
TOTAL CURRENT LIABILITIES	142,547	126,681
Long term debt	413,865	283,918
Post-retirement obligations	97,646	108,194
Other liabilities	62,309	61,913
Stock warrants	65,977	—
Deferred income taxes	109,827	96,858
TOTAL LIABILITIES	892,171	677,564
Commitments and contingencies (Notes B and G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 85,000,000 shares authorized; 59,598,299 and 64,077,140 shares issued and outstanding in 2016 and 2015, respectively	596	641
Additional paid-in capital	448,833	518,259
Accumulated deficit	(33,775)	(55,731)
Accumulated other comprehensive loss	(92,493)	(99,012)
TOTAL STOCKHOLDERS’ EQUITY	323,161	364,157
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,215,332	$1,041,721

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net earnings from continuing operations	$21,815	$25,812
Net earnings from discontinued operations	141	642
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortizations	101,971	91,147
Pension and post-retirement	10,146	5,190
Deferred income taxes	12,057	15,988
Amortization of stock-based compensation	2,248	1,968
Amortization of DHL promissory note	—	(1,550)
Net loss on financial instruments	3,443	(347)
Changes in assets and liabilities:
Accounts receivable	2,750	4,200
Inventory and prepaid supplies	(4,203)	1,089
Accounts payable	726	3,817
Unearned revenue	(2,883)	1,531
Accrued expenses, salaries, wages, benefits and other liabilities	4,267	(1,527)
Pension and post-retirement assets	(10,551)	(13,727)
Other	1,670	401
NET CASH PROVIDED BY OPERATING ACTIVITIES	143,597	134,634
INVESTING ACTIVITIES:
Capital expenditures	(182,106)	(110,973)
Proceeds from property and equipment	7	1,370
NET CASH (USED IN) INVESTING ACTIVITIES	(182,099)	(109,603)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(23,623)	(53,197)
Proceeds from borrowings	155,000	20,000
Withholding taxes paid for conversion of employee stock awards	(1,231)	(614)
Purchase of common stock	(62,155)	(6,919)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	67,991	(40,730)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,489	(15,699)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,697	30,560
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,186	$14,861

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$7,793	$8,219
Federal alternative minimum and state income taxes paid	$761	$871
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$—	$1,550
Accrued capital expenditures	$19,721	$13,241

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
The Company elected to early adopt this standard in the quarter ended March 31, 2016. The impact of the early adoption resulted in the Company recording a tax benefit of $0.7 million within income tax expense for the three months ended March 31, 2016 related to the excess tax benefit on stock incentive awards that settled during the quarter ended March 31, 2016. The tax benefit for the nine months ended September 30, 2016 was $0.7 million. Prior to adoption of ASU 2016-09, this amount would have been recorded as an increase of additional paid-in capital. The tax benefit for the nine months ended September 30, 2015 would have been $0.4 million.
The Company accounts for forfeitures as they occur. Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flows. The Company applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, prospectively. Under ASU 2016-09, cash paid when withholding shares for tax withholding purposes are classified as a financing activity in the statement of cash flows. The Company has applied the effect of this change on prior period statements of cash flows retrospectively. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended September 30, 2016. This increased the diluted weighted average common shares outstanding by 151,421 shares.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long-term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 34% and 35% of the Company's consolidated revenues from continuing operations for the three and nine month periods ended September 30, 2016, respectively, compared to 47% and 49% for the corresponding periods of 2015. The Company’s balance sheets include accounts receivable with DHL of $5.0 million and $9.8 million as of September 30, 2016 and December 31, 2015, respectively.
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
Revenues from continuing operations performed for AFS comprised approximately 31% and 24% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2016, respectively. The Company’s balance sheets include accounts receivable with AFS of $18.2 million and $10.5 million as of September 30, 2016 and December 31, 2015, respectively.
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
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The fair value of the warrants issued to Amazon as of March 8, 2016 was determined to be $4.89 per share using a Black-Scholes pricing model which considers the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected dividend yield, and the risk-free interest rate. The fair value of the 7.69 million vested warrants issued to Amazon was recorded as a lease incentive asset and is amortized against revenues over the duration of the aircraft leases. In March 2016, the value of these warrants was recorded in additional paid in capital, except for the fair value of 0.28 million warrants, which was recorded in liabilities because the Company did not have enough authorized shares to settle these warrants. On May 12, 2016, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company at the annual meeting of stockholders to increase the number of authorized common shares and to approve the warrants in full as required under the rules of the Nasdaq Global Select Market. The stockholders' approval enabled features of the warrants that require the vested warrants of the first tranche and the warrants of the second and third tranches to be classified as financial derivatives as of May 12, 2016. Accordingly, the fair value of those warrants was measured and classified in liabilities on that date. As of September 30, 2016, the warrants were remeasured to fair value, resulting in a non-operating loss of $8.8 million and $3.5 million before the effect of income taxes, for the three and nine month periods ended September 30, 2016, respectively. As of June 30, 2016 and September 30, 2016, the Company's liabilities reflected 9.83 million warrants having a fair value of $5.81 and $6.71 per share, respectively, using a Black-Scholes pricing model.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will likely differ from the guidance described above for financial reporting.
U.S. Military
A substantial portion of the Company's revenues is also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 12% and 13% of the Company's total revenues from continuing operations for the three and nine month periods ended September 30, 2016, respectively, compared to 17% and 17% for the corresponding periods of 2015. The Company's balance sheets included accounts receivable with the U.S. Military of $8.3 million and $9.7 million as of September 30, 2016 and December 31, 2015, respectively.

NOTE C—GOODWILL, INTANGIBLES AND OTHER ASSETS
The Company has one reporting unit that has goodwill, CAM. The carrying amounts of goodwill are as follows (in thousands):

CAM
Carrying value as of December 31, 2015	$34,395
Carrying value as of September 30, 2016	$34,395

Table of Contents

The Company's intangible assets by reportable segment are as follows (in thousands):

	Customer	Airline
	Relationships	Certificates	Total
	ACMI Services
Carrying value as of December 31, 2015	$1,334	$3,000	$4,334
Amortization	(211)	—	(211)
Carrying value as of September 30, 2016	$1,123	$3,000	$4,123
The customer relationship intangible amortizes through 2020. The airline certificates have an indefinite life and therefore are not amortized.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Atlantic Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft from the Company. The Company’s carrying value of West was $10.3 million and $13.1 million at September 30, 2016 and December 31, 2015, respectively. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets.
The Company's lease incentive is as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2015	$—
Warrants granted March 2016 (see Note B)	37,586
Amortization	—
Carrying value as of March 31, 2016	37,586
Warrants granted May 2016 (see Note B)	13,758
Amortization	(934)
Carrying value as of June 30, 2016	50,410
Amortization	(1,432)
Carrying value as of September 30, 2016	$48,978
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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2016	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$21,556	$—	$21,556
Total Assets	$—	$21,556	$—	$21,556
Liabilities
Interest rate swap	$—	$(438)	$—	$(438)
Stock warrants (see note B)	$—	$(65,977)	$—	$(65,977)
Total Liabilities	$—	$(66,415)	$—	$(66,415)

As of December 31, 2015	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$8,711	$—	$8,711
Total Assets	$—	$8,711	$—	$8,711
Liabilities
Interest rate swap	$—	$(499)	$—	$(499)
Total Liabilities	$—	$(499)	$—	$(499)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $2.1 million more than the carrying value, which was $449.1 million at September 30, 2016. As of December 31, 2015, the fair value of the Company’s debt obligations was approximately $1.3 million more than the carrying value, which was $317.7 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Flight equipment	$1,473,826	$1,372,099
Ground equipment	42,042	36,593
Leasehold improvements, facilities and office equipment	26,459	25,327
Aircraft modifications and projects in progress	117,368	52,717
	1,659,695	1,486,736
Accumulated depreciation	(698,697)	(611,335)
Property and equipment, net	$960,998	$875,401
CAM owned aircraft with a carrying value of $446.8 million and $369.2 million that were under leases to external customers as of September 30, 2016 and December 31, 2015, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Unsubordinated term loan	$89,352	$100,708
Revolving credit facility	335,000	180,000
Aircraft loans	24,781	36,950
Total long term obligations	449,133	317,658
Less: current portion	(35,268)	(33,740)
Total long term obligations, net	$413,865	$283,918
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
The balances of the unsubordinated term loan are net of debt issuance costs of $0.6 million and $0.5 million for the periods ending September 30, 2016 and December 31, 2015, respectively. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of September 30, 2016, the unused revolving credit facility totaled $81.5 million, net of draws of $335.0 million and outstanding letters of credit of $8.5 million. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR-based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.28% and 2.28%, respectively. The aircraft loans are collateralized by five aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2016 and early 2018. The interest rates for the aircraft loans range from 6.74% to 7.06% per annum payable monthly.
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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire between May of 2019 and June of 2036 with options to extend the leases. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. Additionally, the Company leases certain equipment and airport facilities, office space, and maintenance facilities at locations outside of the airpark in Wilmington.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard freighter configuration. The conversion primarily consists of the installation of a standard cargo door and loading system. At September 30, 2016, the Company owned seven Boeing 767-300 aircraft that were in or awaiting induction into the freighter modification process. The Company expects to complete the modification of two Boeing 767-300 aircraft during the remainder of 2016. The Company is committed to the purchase of additional aircraft and to induct twelve aircraft into the freighter modification process during 2017. As of September 30, 2016, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $291.8 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI.
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
Employees Under Collective Bargaining Agreements
As of September 30, 2016, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	9.3%
ATI	Air Line Pilots Association	6.2%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$31	$44	$—	$—	93	132
Interest cost	8,968	8,646	42	48	26,904	25,938	126	144
Expected return on plan assets	(10,264)	(11,020)	—	—	(30,792)	(33,060)	—	—
Amortization of prior service cost	—	—	(26)	(136)	—	—	(78)	(408)
Amortization of net (gain) loss	3,368	1,793	40	73	10,104	5,379	120	219
Net periodic benefit cost (gain)	$2,072	$(581)	$87	$29	$6,216	$(1,743)	$261	$87
During the three and nine month periods ended September 30, 2016, the Company contributed $5.3 million and $6.3 million to the pension plans, respectively.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income tax expense recorded through September 30, 2016 has been estimated utilizing a 38.5% rate based upon year-to-date income and projected results for the full year. Additionally, the Company recorded a discrete tax benefit of $0.7 million related to the conversion of employee stock awards during the first quarter of 2016. The final effective tax rate applied to 2016 will depend on the actual amount of non-deductible items, pre-tax book income generated by the Company for the full year and taxes related to the stock warrants granted to Amazon.
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

		September 30, 2016		December 31, 2015
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	—	—	50,625	(247)
June 30, 2017	1.183%	45,000	(173)	50,625	(252)
May 5, 2021	1.090%	45,000	(265)	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net effects on derivatives of a $0.1 million gain and a $0.3 million gain for the nine month periods ended September 30, 2016 and 2015, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following components for the three and nine month periods ending September 30, 2016 and 2015 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of June 30, 2015	(78,907)	(710)	—	(1,355)	(80,972)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(84)	(84)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,793	73	—	—	1,866
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(136)	—	—	(136)
Income Tax (Expense) or Benefit	(651)	23	—	29	(599)
Other comprehensive income (loss), net of tax	1,142	(40)	—	(55)	1,047
Balance as of September 30, 2015	(77,765)	(750)	—	(1,410)	(79,925)

Balance as of December 31, 2014	(81,191)	(630)	4	(1,059)	(82,876)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(537)	(537)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	5,379	219	—	—	5,598
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(408)	—	—	(408)
Hedging gain (reclassified to interest expense)	—	—	(50)	—	(50)
Income Tax (Expense) or Benefit	(1,953)	69	46	186	(1,652)
Other comprehensive income (loss), net of tax	3,426	(120)	(4)	(351)	2,951
Balance as of September 30, 2015	(77,765)	(750)	—	(1,410)	(79,925)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of June 30, 2016	(93,010)	(297)	—	(1,085)	(94,392)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	(397)	(397)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,368	40	—	—	3,408
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(26)	—	—	(26)
Income Tax (Expense) or Benefit	(1,222)	(5)	—	141	(1,086)
Other comprehensive income (loss), net of tax	2,146	9	—	(256)	1,899
Balance as of September 30, 2016	(90,864)	(288)	—	(1,341)	(92,493)

Balance as of December 31, 2015	(97,302)	(315)	—	(1,395)	(99,012)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	75	75
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	10,104	120	—	—	10,224
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(78)	—	—	(78)
Income Tax (Expense) or Benefit	(3,666)	(15)	—	(21)	(3,702)
Other comprehensive income (loss), net of tax	6,438	27	—	54	6,519
Balance as of September 30, 2016	(90,864)	(288)	—	(1,341)	(92,493)

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

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,157,659	$7.52	1,406,550	$6.21
Granted	294,060	15.43	390,200	9.61
Converted	(160,500)	7.20	(263,791)	6.42
Expired	—	—	(1,600)	10.11
Forfeited	(9,200)	10.23	(13,800)	7.36
Outstanding at end of period	1,282,019	$9.36	1,517,559	$7.03
Vested	338,919	$6.12	329,059	$5.61
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
For the nine month periods ended September 30, 2016 and 2015, the Company recorded expense of $2.2 million and $2.0 million, respectively, for stock incentive awards. At September 30, 2016, there was $3.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2016, none of the awards were convertible, 338,919 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,544,219 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2018.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Earnings from continuing operations	$2,116	$6,347	$21,815	$25,812
Weighted-average shares outstanding - basic	59,379	64,239	62,084	64,411
Common equivalent shares:
Effect of stock-based compensation awards	904	932	1,940	930
Weighted-average shares outstanding - diluted	60,283	65,171	64,024	65,341

Basic earnings per share from continuing operations	$0.04	$0.10	$0.35	$0.40
Diluted earnings per share from continuing operations	$0.04	$0.10	$0.34	$0.40
The determination of diluted earnings per share in accordance with GAAP requires the adjustment to the numerator, of the fair value re-measurement of the stock warrants recorded as a liability (see Note B) when the inclusion of the warrants has a dilutive effect on earnings per share. The dilutive effect of the stock warrants on the weighted-average shares outstanding is calculated using the treasury stock method. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants by the average stock price during the period and comparing that amount with the number of warrants outstanding. The assumed proceeds are determined by multiplying the number of shares underlying the warrants by the strike price. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 3.3 million and 1.1 million for the three and nine month periods ended September 30, 2016, respectively. The underlying warrants as of September 30, 2016, could result in 9.8 million additional outstanding shares of the Company’s common stock if the warrants are settled by tendering cash.
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

NOTE N—SEGMENT INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings include an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI and charter service agreements that the Company has with other customers. Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Company's other activities, which include contracts with the U.S. Postal Service ("USPS"), the sale of aircraft parts and maintenance services, hub management services, facility and ground equipment maintenance services, the sales of aviation fuel and management services for workers' compensation, while managed separately, are not large enough to constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length market rates. Cash, cash equivalents and deferred tax assets are reflected in Assets - All other below.
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues:
CAM	$46,346	$42,574	$145,511	$131,060
ACMI Services	128,702	99,918	357,803	309,278
All other	65,328	38,398	177,592	106,183
Eliminate inter-segment revenues	(47,115)	(38,585)	(133,711)	(108,838)
Total	$193,261	$142,305	$547,195	$437,683
Customer revenues:
CAM	$27,920	$23,671	$86,068	$68,212
ACMI Services	128,702	98,820	357,803	308,180
All other	36,639	19,814	103,324	61,291
Total	$193,261	$142,305	$547,195	$437,683
Depreciation and amortization expense:
CAM	$22,958	$21,305	$68,295	$64,571
ACMI Services	10,528	9,461	30,300	26,579
All other	453	(12)	1,010	(3)
Total	$33,939	$30,754	$99,605	$91,147
Segment earnings (loss):
CAM	$16,110	$13,482	$51,849	$42,361
ACMI Services	(9,686)	(4,914)	(27,172)	(6,359)
All other	5,089	2,077	13,087	6,993
Net unallocated interest expense	83	(394)	(287)	(1,279)
Net gain (loss) on financial instruments	(8,473)	96	(3,443)	347
Pre-tax earnings from continuing operations	$3,123	$10,347	$34,034	$42,063

The Company's assets are presented below by segment (in thousands):

	September 30,	December 31,
	2016	2015
Assets:
CAM	$941,050	$804,776
ACMI Services	164,755	154,852
All other	109,527	82,093
Total	$1,215,332	$1,041,721
Interest expense allocated to CAM was $2.9 million and $7.8 million for the three and nine month periods ending September 30, 2016, respectively, compared to $2.3 million and $7.2 million for the corresponding periods of 2015, respectively.

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
UPDATE
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long-term contracts with DHL since August 2003. DHL accounted for 35% of the Company's consolidated revenues for the first nine months of 2016 compared with 49% of the Company's consolidated revenues in the corresponding period in 2015. As of September 30, 2016, the Company, through CAM, leased 15 Boeing 767 aircraft to DHL; 13 of those were being operated by the Company's airlines for DHL under a separate crew, maintenance and insurance (“CMI”) agreement. Additionally, the airlines operated six CAM-owned Boeing aircraft under other operating arrangements with DHL.
Amazon
During September 2015, the Company began to operate a trial air network for Amazon Fulfillment Services, Inc. (“AFS”), a subsidiary of Amazon.com, Inc. (“Amazon”). The network grew to five Boeing 767 freighter aircraft through the first quarter of 2016 and included services for cargo handling and logistical support. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. As of September 30, 2016, the Company, through CAM, leased 12 Boeing 767-200 freighter aircraft to AFS. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary, LGSTX Services, Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that will be leased and operated under the ATSA. The Boeing 767-300 aircraft are being converted to freighter aircraft. The ATSA became effective on April 1, 2016.
Revenues from continuing operations performed for AFS comprised approximately 24% of the Company's consolidated revenues from continuing operations for the nine month period ended September 30, 2016.

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
U.S. Military
Revenues from services performed for the U.S. Military were approximately 13% and 17% of the Company's total revenues from continuing operations for the nine month periods ending September 30, 2016 and 2015, respectively.
Fleet Summary 2016
At September 30, 2016, the Company's combined operating fleet of owned freighter aircraft consisted of 36 Boeing 767-200 aircraft, 14 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. At September 30, 2016, the Company owned seven Boeing 767-300 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first nine months of 2016 is summarized below:
- CAM completed the modification of two Boeing 767-300 freighter aircraft purchased in the previous year and began to lease both aircraft under a multi-year lease to external customers. One of these aircraft is being operated by ABX.
- CAM purchased four Boeing 767-300 passenger aircraft during the first quarter and three Boeing 767-300 passenger aircraft during the second quarter, and two Boeing 767-300 passenger aircraft during the third quarter for the purpose of converting the aircraft into standard freighter configuration.
- One Boeing 767-300 passenger aircraft purchased during the first quarter completed freighter modification and entered into service with ATI during the third quarter. This aircraft entered into a long-term contract with an external customer in October 2016, and is being operated by ATI under a multi-year lease.
- ABX returned one Boeing 767-200 freighter to CAM, which was leased to an external lessee.
- External lessees returned six Boeing 767-200 freighter aircraft to CAM, four of which were subsequently leased to ABX or ATI, while two were leased to an external customer under multi-year leases. These two aircraft are each being operated by one of our airlines.

- ABX and ATI returned a total of ten Boeing 767-200 freighter aircraft to CAM, which were all subsequently leased to an external lessee under multi-year leases. ABX and ATI were separately contracted to continue operating the aircraft for the lessee.
- Another external lessee returned one Boeing 767-200 freighter aircraft to CAM and that aircraft is now being prepped for other leasing.
- CAM sold a Boeing 767-300 passenger aircraft to an external customer during the third quarter.
- ATI ceased operating one DHL-owned Boeing 757-200 freighter aircraft during the third quarter.
The Company’s cargo aircraft fleet is summarized below as of September 30, 2016:

	September 30, 2016			December 31, 2015
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	6	29	35	13	23	36
Boeing 767-300	5	9	14	4	7	11
Boeing 757-200	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Total	19	38	57	25	30	55
Operating lease
Boeing 757-200	—	—	—	1	—	1
Total	—	—	—	1	—	1
Other aircraft
Owned Boeing 767-200 staging for lease	—	1	1	—	—	—
Owned Boeing 767-300 for freighter modification	—	7	7	—	2	2
As of September 30, 2016, the airlines of ACMI Services leased the 19 in-service aircraft internally from CAM. As of September 30, 2016, eight of CAM's 29 Boeing 767-200 aircraft and five of CAM's nine Boeing 767-300 aircraft were leased to DHL and operated by ABX. Additionally, 12 of CAM's 29 Boeing 767-200 aircraft were leased to AFS and operated by ABX or ATI. CAM leased the other nine Boeing 767-200 aircraft and four Boeing 767-300 aircraft to external customers, including two Boeing 767-200 aircraft to DHL that are being operated by another airline. The carrying value of the total in-service fleet as of September 30, 2016 was $742.2 million compared to $742.6 million as of December 31, 2015. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $51.0 million to $193.3 million and increased by $109.5 million to $547.2 million for the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. Excluding directly reimbursed ACMI revenues, customer revenues increased by $34.3 million and $77.4 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. Increased customer revenues were driven by increased external aircraft leases, aircraft maintenance services and logistic services for AFS during 2016 compared to 2015, and partially offset lower Airline services revenues for DHL.
The consolidated net earnings from continuing operations were $2.1 million and $21.8 million for the three and nine month periods ended September 30, 2016, respectively, compared to $6.3 million and $25.8 million for the corresponding periods of 2015. The consolidated net earnings from continuing operations include losses of $5.6 million and $2.2 million after taxes, for the three and nine month periods ended September 30, 2016, respectively, for the fair value re-measurement of warrants granted to Amazon earlier this year. The pre-tax earnings from continuing operations were $3.1 million and $34.0 million for the three and nine month periods ended September 30, 2016, respectively, compared to $10.3 million and $42.1 million for the corresponding periods of 2015. Pre-tax earnings included net losses of $8.5 million and $3.4 million for the three and nine months ended September 30, 2016, respectively due to the re-measurement of financial instrument fair values, primarily the warrants granted to Amazon. Pre-tax earnings during the first nine months of 2016 included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were charged off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. Pre-tax earnings also included $2.2 million and $6.6 million for the three and nine months ended September 30, 2016, respectively, for the non-service components of retiree benefit costs. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation to the comparable GAAP metric follows) were $15.2 million and $47.7 million for the three and nine month periods ended September 30, 2016, respectively, compared to $10.0 million and $40.9 million for the corresponding periods in 2015. Adjusted pre-tax earnings from continuing operations for 2016 improved compared to 2015 due to additional aircraft lease revenues, increased aircraft maintenance revenues and new cargo handling revenues, partially offset by higher aircraft maintenance, personnel expenses, depreciation and ramp-up costs to support the expanding customer networks.
A summary of our revenues and pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2016	2015	2016	2015
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$47,778	$42,574	$147,877	$131,060
Lease amortization against revenue	(1,432)	—	(2,366)	—
Total CAM	46,346	42,574	145,511	131,060
ACMI Services
Airline services	105,747	93,632	305,587	289,224
Reimbursable	22,955	6,286	52,216	20,054
Total ACMI Services	128,702	99,918	357,803	309,278
Other Activities	65,328	38,398	177,592	106,183
Total Revenues	240,376	180,890	680,906	546,521
Eliminate internal revenues	(47,115)	(38,585)	(133,711)	(108,838)
Customer Revenues	$193,261	$142,305	$547,195	$437,683

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$16,110	$13,482	$51,849	$42,361
ACMI Services	(9,686)	(4,914)	(27,172)	(6,359)
Other Activities	5,089	2,077	13,087	6,993
Net unallocated interest expense	83	(394)	(287)	(1,279)
Net financial instrument re-measurement (loss) gain	(8,473)	96	(3,443)	347
Pre-Tax Earnings from Continuing Operations	3,123	10,347	34,034	42,063
Add non-service components of retiree benefit costs, net	2,203	(260)	6,609	(780)
Add debt issuance costs from non-consolidating affiliate	—	—	1,229	—
Add lease incentive amortization	1,432	—	2,366	—
Add net loss (gain) on financial instruments	8,473	(96)	3,443	(347)
Adjusted Pre-Tax Earnings from Continuing Operations	$15,231	$9,991	$47,681	$40,936
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
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to eight years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
As of September 30, 2016, CAM had a fleet of 58 cargo aircraft in service condition, 19 of them leased internally to the Company's airlines, 38 leased to external customers and one that was being prepared for operations. CAM has added four aircraft to its operating fleet since April 1, 2015. Primarily as a result of additional aircraft leases to external customer, CAM's revenues grew $3.8 million and $14.5 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. As of September 30, 2016 and 2015, CAM had 38 and 27 aircraft under lease to external customers, respectively. Revenues from external customers totaled $27.9 million and $86.1 million for the three and nine month periods ended September 30, 2016, respectively, compared to $23.7 million and $68.2 million for the corresponding periods of 2015. CAM's revenues from the Company's airlines totaled $18.4 million and $59.4 million for the three and nine month periods ended September 30, 2016, respectively, compared to $18.9 million and $62.8 million for the corresponding periods in 2015.
CAM's pre-tax earnings, inclusive of an interest expense allocation, grew by $2.6 million and $9.5 million during the three and nine month periods ended September 30, 2016 to $16.1 million and $51.8 million, respectively, compared to the corresponding periods of 2015. Increased earnings reflect additional external lease revenues, offset by higher depreciation expense for additional Boeing 767-300 aircraft, and increased expenses to place and support the larger fleet of Boeing aircraft.
During the first nine months of 2016, CAM purchased nine Boeing 767-300 passenger aircraft for freighter conversions. As of September 30, 2016, seven of these Boeing 767-300 passenger aircraft were being modified from passenger to freighter configuration. One aircraft had been sold, while another had completed freighter modification. CAM purchased two more Boeing 767-300 passenger aircraft for freighter conversion during the fourth quarter of 2016.
CAM's agreement to lease 20 Boeing 767 freighter aircraft to AFS includes 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Leases for six of these aircraft began in April 2016, six more were executed as of September 30, 2016, and three more aircraft leases are expected to be executed by the end of 2016. To fulfill the 20 aircraft requirement for AFS, CAM plans to add more Boeing 767-300 freighter aircraft to its fleet by mid-2017.
CAM's operating results will depend on our ability to provide freighter aircraft to AFS on an agreed schedule and within planned costs, as well as the value of warrant amortization. CAM's operating results will be negatively impacted by the amortization of the value of warrants issued to Amazon as a lease incentive.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of September 30, 2016, ACMI Services included 44 in-service aircraft, including 19 leased internally from CAM, 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the restated CMI agreement, and 12 CAM-owned freighter aircraft which are under lease to AFS and operated by ATI and ABX under the ATSA.
Revenues from ACMI Services increased $28.8 million and $48.5 million during the three and nine month periods ended September 30, 2016 to $128.7 million and $357.8 million, respectively, compared to the corresponding periods of 2015. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $12.1 million and $16.4 million for the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. Improved revenues for the three and nine month periods ended September 30, 2016 compared to the corresponding 2015 periods were driven by additional aircraft in service and reflect a 36% and 20% increase in billable block hours. As of September 30, 2016, the airlines of ACMI Services were operating five more CAM-owned aircraft, compared to September 30, 2015. Beginning April 1, 2016 in conjunction with the long-term leases executed between Amazon and CAM, the related lease revenues are reflected under CAM.
ACMI Services incurred pre-tax losses of $9.7 million and $27.2 million during the three and nine month periods ended September 30, 2016, respectively, compared to pre-tax losses of $4.9 million and $6.4 million for the corresponding periods of 2015. Larger pre-tax losses in 2016 compared to 2015 were primarily a result of more scheduled airframe maintenance events during the first and second quarter of 2016, increased personnel costs including non-cash pension expenses and flight crew training related to the expanding CMI operations for customers.
Scheduled airframe maintenance expense decreased $0.4 million and increased $7.1 million during the three and nine month periods ended September 30, 2016, respectively compared to 2015. Airframe maintenance expense varies by quarter depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Pension expense for ACMI Services, including the non-service component, increased $2.4 million and $7.2 million as actuarially determined for the three and nine month periods ended September 30, 2016. The airlines incurred $6.5 million and $9.1 million of additional costs during the three and nine months ended September 30, 2016 to train additional flight crews and for pilot premium pay to support the expansion of customer networks. Pilot compensation increased to pay crews a premium for extra hours while new crews were being trained. Further, when ABX's crews stopped volunteering for additional flight time, ABX paid a premium to assign trips to crewmembers. Operating results for ACMI Services were also impacted by increased depreciation expense for two additional Boeing 767-300 aircraft in operation and reductions in CMI revenues for DHL compared to 2015.
During the remainder of 2016, we expect ACMI Services to be negatively impacted by higher expenses for start-up costs related to the AFS network, including pilot premium pay. Achieving profitability in ACMI Services will depend on a number of factors, including revenue levels for airline services, crewmember training costs, crewmember productivity, the level of pilot premium pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.
Other Activities
Through the Company's aircraft maintenance and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"), we sell aircraft parts and provide aircraft maintenance and modification services. We also provide package sorting and support services to the U.S. Postal Service (“USPS”) at five USPS facilities and similar services to AFS. The Company leases and maintains ground support equipment, provides facility maintenance services and sells aviation fuel. Other activities also include the management of workers' compensation claims under an agreement with DHL.
External customer revenues from all other activities were $36.6 million and $103.3 million for the three and nine month periods ended September 30, 2016, respectively, compared to $19.8 million and $61.3 million for the corresponding periods in 2015. Revenues from our parcel and cargo handling services increased $14.8 million and $36.7 million during the three and nine month periods ended September 30, 2016, respectively, compared to 2015, reflecting higher contractual rates and increased mail volumes for the USPS and AFS. Revenues from AMES increased $2.3 million and $5.8 million during the three and nine month periods ended September 30, 2016, respectively. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The pre-tax earnings from other activities increased by $3.0 million and $6.1 million during the three and nine month periods ended September 30, 2016 to $5.1 million and $13.1 million, respectively, compared to the corresponding periods in 2015, reflecting increased aircraft maintenance services, mail and cargo handling services and aviation fuel sales during 2016.
Discontinued Operations
Pre-tax earnings related to the former sorting operations were $0.2 million and $1.0 million for the first nine months of 2016 and 2015, respectively. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub service agreement with DHL.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $17.8 million and $38.1 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015, driven by higher headcount for flight operations, maintenance services, package handling services and additional pilot premium pay while new crewmembers were being trained for our customers' expanding networks. Through September 30, 2016, the number of employees increased over 23% compared to September 30, 2015. We have added employees to support the AFS network, additional aircraft maintenance contracts and increased volumes for the USPS. Pension expense, including the non-service components of retiree benefit costs increased $2.4 million and $7.2 million during the three and nine month periods ended September 30, 2016, respectively, due to lower interest rates resulting in lower returns on plan assets.
Depreciation and amortization expense increased $3.2 million and $8.5 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. The increase reflects incremental depreciation expense for five Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since February 2015, as well as additional capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $2.7 million and $9.7 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. The increase stemmed primarily from additional airframe checks during the first nine months of 2016 compared to 2015 and related component repairs, driven by increased block hours flown. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.
Fuel expense increased by $12.3 million and $23.1 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. Fuel expense includes the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL, AFS and other ACMI customers, as well as fuel used to position aircraft for service and for maintenance purposes.The average price per gallon of aviation fuel decreased about 29% and 27% for the three and nine month periods ended September 30, 2016, respectively, compared to 2015. The decrease in the average price per gallon of fuel was offset by a higher level of customer-reimbursed fuel which increased $15.3 million and $30.5 million for the three and nine month periods ended September 30, 2016, respectively, compared to 2015.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling and other airport services. Contracted ground and aviation services increased $9.2 million and $22.5 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015 due to additional volumes of mail and packages processed for the USPS and Amazon customers.
Travel expense increased by $1.5 million and $2.2 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. The increase reflects the higher level of employee headcount in airline operations during 2016 compared to 2015.
Rent expense increased by $1.1 million and decreased by $0.4 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. Rent expense decreased during the first half of 2016 primarily due to the purchase of one Boeing 767-300 aircraft and the return of two Boeing 767-200 aircraft which were previously leased from external providers during the first quarter of 2015. The rent increased in the third quarter of 2016 due to aircraft simulator rent for training recently hired flight crews.

Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.1 million and $2.5 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Insurance expense increased by $0.3 million and $0.7 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. Aircraft fleet insurance has increased due to additional aircraft operations during 2016 compared to 2015.
Other operating expenses increased by $0.3 million and $7.2 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. Other operating expenses include professional fees, employee training, utilities, the cost of parts sold to customers and gains on the disposition of equipment. Other operating expenses during the first quarter of 2016 included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were written off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. Other operating expenses also increased due to additional sales of aircraft parts during 2016 compared to 2015.
Interest expense decreased by $0.2 million and $0.4 million during the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods of 2015. Interest expense decreased due to more capitalized interest during 2016 related to our fleet expansion, compared to 2015.
The Company recorded net pre-tax losses of $8.5 million and $3.4 million on financial instruments during the three and nine month periods ended September 30, 2016, respectively, compared to $0.1 million and $0.3 million during the comparable 2015 periods. The 2016 losses are primarily a result of remeasuring, as of September 30, 2016, the fair value of the stock warrants granted to Amazon in March of 2016. An increase in the fair value of the warrants since previous re-measurement dates of May 12, 2016 and June 30, 2016, corresponded to an increase in the traded price of the Company's shares and resulted in the non-cash loss. Management believes that non-cash gains and losses, as a result of quarterly re-measurements of the warrants as prescribed by accounting guidance, may vary widely among quarters.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2016 have been estimated utilizing a 38.5% rate based upon year-to-date income and projected results for the full year. The final effective tax rate applied to 2016 will depend on the actual amount of non-deductible items, pre-tax book income generated by the Company for the full year and taxes related to the stock warrants granted to Amazon.
The effective tax rate from continuing operations for the three and nine month periods ended September 30, 2016 was 32.2% and 35.9%, respectively. The effective tax rate from continuing operations for the three and nine month periods ended September 30, 2015 were 38.7% and 38.6%, respectively. The effective tax rate decreased during the three months ended September 30, 2016 compared to the corresponding period of 2015 due to favorable outcomes for amended state tax returns. The effective tax rate during the first nine months of 2016 compared to the corresponding period of 2015, also reflects the recognition of a discrete tax benefit related to the conversion of employee stock awards during the first quarter of 2016.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $143.6 million and $134.6 million for the first nine months of 2016 and 2015, respectively. The cash flows generated from operating activities during the first nine months of 2016 reflect additional aircraft leases, strong customer collections and improved fleet utilization. Cash outlays for pension contributions for the first nine months of 2016 were $6.3 million compared to $6.2 million for the corresponding period of 2015.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $182.1 million and $111.0 million for the first nine months of 2016 and 2015, respectively. Capital expenditures in 2016 included $133.1 million for the acquisition of nine Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $20.5 million for required heavy maintenance; and $28.5 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures during 2015 included the acquisition of three Boeing 767-300 aircraft and next generation navigation and communication modifications; $38.0 million for required heavy maintenance; and $24.1 million for other equipment, including purchases of aircraft engines and rotables.
Net cash provided by financing activities was $68.0 million for the first nine months of 2016 compared to $40.7 million net cash used in financing activities during the corresponding period of 2015. During the first nine months of 2016, we drew $155.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $23.6 million. Our borrowing activities were necessary to acquire and modify aircraft for deployment into air cargo markets. During the first nine months of 2016, we spent $62.2 million to buy 4,735,545 shares of the Company's common stock pursuant to a share repurchase plan authorized in 2014 and amended in May 2016 by the Board of Directors to repurchase up to $100 million of the Company's common stock.
Commitments
We estimate that capital expenditures for 2016 will total $285 million, of which $70 million will be for aircraft maintenance and other equipment and $215 million will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note G of the accompanying financial statements.
In September 2015, we entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the People's Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in Tianjin, China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations by mid 2017. We expect to contribute $16 million to the joint venture in 2017. We plan to offer the new airline aircraft leases to build its fleet.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $89.4 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $335.0 million, net of repayments, as of September 30, 2016. The revolving credit facility has a capacity of $425.0 million, permitted additional indebtedness of $150.0 million, and an accordion feature whereby the Company can draw up to an additional $100.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $425 million. From May 5, 2016, and each year thereafter through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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

Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.28%.
At September 30, 2016, the Company had $47.2 million of cash balances. The Company had $81.5 million available under the revolving credit facility, net of outstanding letters of credit which totaled $8.5 million. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to meet our cash requirements for at least the next 12 months. We periodically review our liquidity position and may decide to raise additional funds on an opportunistic basis from a variety of additional sources, including through issuances of equity or debt in public or private offerings.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2016, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2015 Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 14, 2016. Recent events are described below. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.
Our operating results could be adversely impacted by negotiations regarding collective bargaining agreements with flight crewmember representatives.
The flight crewmembers for each of the Company's airlines are unionized. ABX's crewmembers are represented by the International Brotherhood of Teamsters ("IBT") while ATI's crewmembers are represented by the Air Line Pilots Association ("ALPA"). The collective bargaining agreement ("CBA") between ABX and IBT and between ATI and ALPA are both currently amendable and the respective parties are each in the process of renegotiating the terms of their CBA. The airline and the union are each required to maintain the status quo during the renegotiation of the CBA; neither the airline nor the union may engage in a lock-out, strike or other self-help until such time as they are released from further negotiations by the mediator for the National Mediation Board ("NMB"), and after the conclusion of a mandatory 30-day “cooling off” period. It is rare for mediators to declare an impasse and release the parties. Instead, the NMB prefers to require the parties to remain in negotiations until such time as they come to an agreement. Despite this process, it's possible for disruptions in customer service to occur from time to time, resulting in increased costs for the airline and monetary penalties under certain customer agreements if monthly reliability thresholds are not achieved. Further, if we do not maintain minimum reliability thresholds over an extended period of time, we could be found in default of a customer agreement.
In October, 2016, the IBT, representing ABX’s crewmember employees, filed a request with the NMB to investigate whether ABX and ATI constitute a single transportation system for the purposes of collective bargaining. If the NMB finds that ABX and ATI are a single transportation system, then the NMB will require that the ABX and ATI crewmembers be represented by the same union. A single transportation system determination by the NMB could give rise to complex contractual issues, including integrating the airlines' seniority lists, and materially impact the dynamics with respect to future CBA negotiations. Contract negotiations with the union could result in reduced flexibility for scheduling crewmembers and higher operating costs for the airlines, making the Company's airlines less competitive than other airlines. We believe it unlikely that the NMB will find that ABX and ATI constitute a single transportation system, but the case-by-case analysis used by the NMB makes such predictions uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time on the open market or in privately negotiated transactions. All of the repurchases done by the Company during the third quarter of 2016 were in the open market, except 3,825,554 shares noted below. There is no expiration date for the repurchase program.
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

The following table summarizes the Company's repurchases of its common stock during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2016 through July 31, 2016	3,825,554	$13.10	3,825,554	$28,345,665
August 1, 2016 through August 31, 2016	30,000	$14.55	30,000	$27,909,219
September 1, 2016 through September 30, 2016	30,000	$13.62	30,000	$27,500,487
Total for the quarter	3,885,554	$13.21	3,885,554	$27,500,487

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

10.1
Air Transportation Services Agreement, dated as of March 8, 2016, by and between Airborne Global Solutions, Inc. and Amazon Fulfillment Services Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (1)

10.2
Investment Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (1)

10.3
Warrant to Purchase Common Stock, issued March 8, 2016, by and between Air Transport Services Group, Inc. and Amazon.com. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (1)

10.4
Stockholders Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (1)

10.5
Amended and Restated Credit Agreement, dated as of May 31, 2016, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents and Bank of America, N.A., as Documentation Agent. (2)

10.6	Guarantee and Collateral Agreement made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent, dated as of May 31, 2016. (2)

10.7	Air Transport Services Group, Inc. Executive Incentive Compensation Plan. (2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	November 7, 2016

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 7, 2016	and Principal Accounting Officer)