Form 10-K
period 2016-12-31
Air Transport Services Group, Inc.
filed 2017-03-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $660,069,868. As of March 7, 2017, 59,485,903 shares of the registrant’s common stock, par value $0.01, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 5, 2017 are incorporated by reference into Parts II and III.

FORWARD LOOKING STATEMENTS
Statements contained in this annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in “Risk Factors” starting on page 11 and in “Results of Operations” starting on page 25.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2016 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
General Development of Business
Air Transport Services Group, Inc. is a holding company that provides aircraft leasing, airline operations, aircraft maintenance and other support services to the air transportation and package delivery industries through its subsidiaries. We offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers. We offer standalone services as well as bundled, customized solutions, scalable to our customers' needs. (When the context requires, we may use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.) Our services are summarized below.
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
ACMI services: ATSG wholly owns two airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), each independently certificated by the U.S. Department of Transportation. The Company's airlines separately offer a combination of aircraft, crews, maintenance and insurance services. These services and commonly referred to as ACMI services or CMI services depending on the selection of services contracted. ABX operates Boeing 767 freighter aircraft, while ATI operates Boeing 767 and Boeing 757 freighter and 757 "combi" aircraft. Combi aircraft are capable of carrying passengers and cargo containers on the main flight deck. The airlines can conduct cargo operations worldwide.
Support services: Customers who lease our aircraft typically need related services, such as scheduled aircraft maintenance, aircraft line maintenance, crew training and other transportation related solutions which our subsidiaries can provide. The support services we provide to delivery companies, freight forwarders and other airlines provide us with a competitive advantage for diversification and incremental revenues. Our businesses and subsidiaries providing support services are summarized below:

•	ABX provides flight crew training, flight simulator rental and aircraft line maintenance services.

•
Airborne Maintenance and Engineering Services, Inc. (“AMES”) is an aircraft maintenance, repair and overhaul business. AMES provides airframe maintenance, component repairs, engineering services and aircraft line maintenance.

•	Pemco World Air Services, Inc. ("Pemco") provides aircraft maintenance, modifications, and engineering services.

•	AMES Material Services, Inc. ("AMS") resells and brokers aircraft parts.

•	LGSTX Services, Inc. (“LGSTX”) provides material handling and ground equipment maintenance and ground equipment rentals for aircraft support; LGSTX also sells aviation fuel.

•	LGSTX Distribution Services, Inc. ("LDS") operates mail and parcel sorting centers.
The business development and marketing activities of our operating subsidiaries are supported by the Company's Airborne Global Solutions, Inc. ("AGS") subsidiary. AGS markets the various services and products offered by our subsidiaries by bundling solutions that leverage the entire portfolio of our subsidiaries' capabilities and experience in global cargo operations. Our bundled services are flexible and scalable to complement the customers own resources to support operational growth. Further, AGS assists our subsidiaries in achieving their sales and marketing plans by identifying customers' business and operational requirements while providing sales leads.
The Company is incorporated in Delaware and its headquarters is in Wilmington, Ohio. ATSG's common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG. ATSG was formed in 2007 for the purpose of creating a holding company structure from the reorganization of ABX, which was incorporated in 1980. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a former publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne and became an independent publicly traded company, in conjunction with the acquisition of Airborne by an indirect wholly-owned subsidiary of DHL Worldwide Express, B.V. In 2004, we established LDS to provide mail sorting services to the United States Postal Service, ("USPS"). The Company acquired CAM, ATI and Capital Cargo International Airlines, Inc. ("CCIA") on December 31, 2007. ATI began operations in 1979 and was an affiliate of BAX Global, Inc. (“BAX/Schenker”) prior to 2006. In 2009, a significant portion of the aircraft maintenance operations of ABX, including a hangar facility in Wilmington, were spun-out into AMES, a wholly-owned subsidiary of the Company. Similarly, in 2010, the material handling and aviation ground support operations of ABX were spun-out into a wholly-owned subsidiary of the Company, now known as LGSTX. During 2013, we merged CCIA into ATI, with ATI as the surviving entity.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden. West Atlantic AB, through its two airlines, Atlantic Airlines Ltd. and West Atlantic Sweden AB, operates a fleet of approximately 45 aircraft. West Atlantic AB operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft.
In 2015, the Company and DHL Network Operations (USA), Inc. and its affiliates ("DHL") amended and extended the operating agreements under which we lease and operate aircraft for DHL. The Company has had long term contracts with DHL since August 2003. In 2010, we entered into commercial agreements with DHL under which DHL leased thirteen Boeing 767 freighter aircraft from CAM and ABX operates those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The initial term of the CMI agreement was five years, while the terms of the aircraft leases were seven years. Effective April 1, 2015, the Company and DHL amended and restated the CMI agreement ("restated CMI agreement") extending the Boeing 767 aircraft lease terms through March 2019, reducing monthly aircraft lease rates for the thirteen Boeing 767-200 freighter aircraft approximately 5%, and leasing two additional Boeing 767 aircraft which were previously supporting DHL under short-term operating arrangements.
In September 2015, the Company entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the Peoples Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in mainland China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations in 2017. We expect to contribute approximately $15 million to the joint venture in the next twelve months. We plan to offer the new airline aircraft leases to build its fleet.
In September 2015, we began to operate a trial air network for Amazon Fulfillment Services, Inc. (“AFS”), a subsidiary of Amazon.com, Inc. (“Amazon”). We provided cargo handling and logistical support as the network grew to five dedicated Boeing 767 freighter aircraft during 2015. On March 8, 2016, the Company and AFS entered into an Air Transportation Services Agreement (the “ATSA”). The ATSA became effective April 1, 2016. Pursuant to the ATSA, CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Under the ATSA, our airline subsidiaries operate those aircraft for an initial term of five years while our LGSTX subsidiary provides hub and gateway services for AFS at certain airports. As of December, 31, 2016, CAM leased 12 Boeing 767-200 freighter aircraft and two Boeing 767-300 freighter aircraft to AFS that were operated by our airlines. The remaining six aircraft are scheduled to enter service for AFS during 2017. CAM owns all 20 aircraft that will be leased and operated under the ATSA.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement. The Investment Agreement calls for the Company to issue warrants in three tranches, which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares measured as further described below. The exercise price of the warrants will be $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. The first tranche of warrants, issued upon execution of the Investment Agreement, grants Amazon a right to purchase approximately 12.81 million ATSG common shares, with the right to purchase 7.69 million common shares vesting upon issuance and the right to purchase the remaining 5.12 million common shares vesting as ATSG delivers additional aircraft leased under the ATSA, or as the Company achieves specified revenue targets in connection with the ATSA. Through the second tranche of warrants, Amazon has a right to purchase approximately 1.59 million ATSG common shares, issuable on the second anniversary of the date of the Investment Agreement and will vest immediately upon issuance. The third tranche of warrants will be issued upon the date that is four years and six months after the date of the Investment Agreement, and will also vest immediately upon issuance. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement, after giving effect to the issuance of the warrants. Each of the three tranches of warrants will be exercisable in accordance with its terms through the fifth anniversary of the date of the Investment Agreement. We anticipate making the common shares underlying the warrants available through a combination of share repurchases and the issuance of additional shares. The Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company in May of 2016 to increase the number of authorized common shares and to approve the exercise in full of the warrants as required under the rules of the Nasdaq Global Select Market.
In December 2016, the Company acquired Pemco. Pemco  provides aircraft maintenance, modification, and engineering services. Pemco is based at the Tampa International Airport where it operates a two-hangar aircraft facility of 311,500 square feet and employs approximately 370 people. Pemco is a leading provider of passenger-to-freighter conversions for Boeing 737-300 and 737-400 aircraft, having redelivered over 50 Boeing 737 converted aircraft to Chinese operators over ten years. We intend to operate Pemco as a division of AMES and market Pemco's aircraft conversion capabilities and aircraft hangar operations with our other air transportation support services.
Financial Information
The Company has two reportable segments, “ACMI Services" and "CAM." Due to the similarities among the Company's airline operations, they are aggregated into the ACMI Services segment. Our other business operations, including aircraft maintenance, engineering and modification services; aircraft part sales; equipment leasing and maintenance; and mail and package handling do not constitute reportable segments due to their size. Customer revenues for 2016 are summarized below. Additional financial information about our segments and geographical revenues is presented in Note N to the accompanying consolidated financial statements.

	CAM	ACMI Services	Support services

External revenues (in thousands)	$117,642	$492,859	$158,369
Subsidiaries and businesses	CAM	ABX, ATI	ABX, AMES, AMS, GFS, LDS, LGSTX

DHL is our largest customer. Business with DHL totaled 34% of the Company's consolidated revenues in 2016. As of December 31, 2016, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL; 14 of which were being operated by the Company's airlines for DHL. Additionally, the airlines operated five CAM-owned Boeing aircraft under other operating arrangements with DHL. The U.S. Military comprised 12% of the Company's consolidated revenues in 2016, stemming primarily from revenue generated by operating four Boeing 757 combi aircraft. Amazon comprised 29% of the Company's consolidated revenues in 2016. As of December 31, 2016, the Company, through CAM, leased 12 Boeing 767-200 aircraft and two Boeing 767-300 aircraft to Amazon; all of which were being operated by the Company's airlines for Amazon. Additionally, ATI operated one CAM-owned Boeing 767-300 for Amazon.
Description of Business
CAM
CAM leases aircraft to ATSG's airlines and to external customers, including DHL and Amazon, usually under multi-year contracts with a schedule of fixed monthly payments. Under a typical lease arrangement, the customer maintains the aircraft in serviceable condition at its own cost. At the end of the lease term, the customer is typically required to return the aircraft in approximately the same maintenance condition that existed at the inception of the lease, as measured by airframe and engine time since the last scheduled maintenance event. CAM examines the credit worthiness of potential customers, their short and long-term growth prospects, their financial condition and backing, the experience of their management, and the impact of governmental regulation when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease.

As of December 31, 2016, CAM’s fleet consisted of 60 serviceable Boeing 767 and 757 cargo aircraft. A complete list of the Company's aircraft is included in Item 2, Properties. Through CAM, we have expanded in recent years the Company's combined fleet of Boeing 767 and 757 aircraft. CAM has managed the modification of passenger aircraft into cargo aircraft as well as purchased previously modified cargo aircraft. Since the beginning of 2014, CAM has deployed eight Boeing 767-300 and one Boeing 757 aircraft into its fleet.
ACMI Services
Through the Company's two airline subsidiaries, we provide airline operations to DHL, Amazon, delivery companies, other airlines, freight forwarders and the U.S. Military. A typical operating agreement requires our airline to supply, at a specific rate per block hour and/or per month, a combination of aircraft, crew, maintenance and insurance ("ACMI") for specified cargo operations. The customer is responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses. The airlines also operate charter agreements, including with the U.S. Military, which require the airline to provide full service, including fuel and other operating expenses, in addition to aircraft, crew, maintenance and insurance, for a fixed, all-inclusive price.
Our airlines operate medium payload and medium wide-body aircraft freighters usually on intra-continental flights and medium range inter-continental flights. The airlines typically operate our aircraft in the customers' regional networks that connect to and from global cargo networks. We do not operate larger capacity, long haul inter-continental freighters such as the Boeing 747, 777 or Airbus A380 aircraft. The freighter types we operate have lower investment and ongoing maintenance costs and can operate cost efficiently with smaller loads on shorter routes than the larger capacity freighters.
Our airlines provide airlift to the Air Mobility Command ("AMC") through contracts awarded by the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. ATI contracts with the AMC for the operation of its unique fleet of four Boeing 757 "combi" aircraft, which are capable of simultaneously carrying passengers and cargo containers on the main flight deck. ATI has been operating combi aircraft for the U.S. Military since 1993. The USTC awards flights to U.S. certificated airlines through annual contracts and awarded ATI three international routes for combi aircraft, with the current annual contract extending through September of 2017. These routes are not based on or related to conflicts in the Middle East.
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
Approximately 8% of the Company's consolidated revenues for 2016 were derived from providing airline operations for customers other than DHL, Amazon and the U.S. Military. These ACMI and charter operations are typically provided to delivery companies, freight forwarders or other airlines.
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
Aircraft Maintenance and Modification Services
We provide aircraft maintenance and modification services to other air carriers through our ABX, AMES and Pemco subsidiaries. These subsidiaries have technical expertise related to aircraft modifications through a long history in aviation. They own many Supplemental Type Certificates (“STCs”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component. We market their capabilities by identifying aviation-related maintenance and modification opportunities and matching them to our capabilities.
AMES operates a Federal Aviation Administration (“FAA”) certificated 145 repair station in Wilmington, Ohio, including hangars, a component shop and engineering capabilities. AMES is AS9100 quality certified for the aerospace industry. AMES’ marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and 767 aircraft. In 2014, the Company completed the construction of a new hangar facility bringing the total hangar square footage to 310,000. The hangar provides the capability of servicing airframes as large as the Boeing 747-400 and the Boeing 777 aircraft. AMES has the capability to perform line maintenance and airframe maintenance on McDonnell Douglas MD-80, Boeing 767, 757, 737, 777, 727 and Airbus A320 aircraft. AMES also has the capability to refurbish airframe components, including approximately 60% of the components utilized by Boeing 767 aircraft.
Pemco operates a Federal Aviation Administration (“FAA”) certificated 145 repair station from a two hangar facility in Tampa, Florida. Pemco has the capability to perform airframe maintenance on Boeing 767, 757, 737, McDonnell Douglas MD-80, Airbus A320 and various regional jet model aircraft. Pemco also has the capability to perform aircraft modification and engineering services, including passenger-to-freighter and passenger-to-combi conversions for Boeing 737-200, Boeing 737-300 and Boeing 737-400 series aircraft.
Aircraft Parts Sales and Brokerage
AMS is an Aviation Suppliers Association, ASA 100 Accredited reseller and broker of aircraft parts. AMS carries an inventory of Boeing 767, 757, 737 and DC-9 spare parts and also maintains inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. AMS customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.
Equipment and Facility Maintenance
LGSTX provides contract maintenance services for material handling equipment and aviation ground support equipment throughout the U.S. LGSTX has a large inventory of ground support equipment, such as power units, airstarts, deicers and pushback vehicles that it rents to airports, airlines and other customers. LGSTX is also licensed to resell aircraft fuel.
Mail and Package Sorting
We have provided mail sorting services under contracts with the USPS since September 2004. Our subsidiary, LDS, manages USPS mail sort centers in Indianapolis, Dallas and Memphis. Under each of these three contracts, we are compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. LDS also provides labor for load transfer services to the USPS at two facilities. The contracts for the five facilities we service have been extended from their original expiration dates in 2014, through the end of March 2017 with renewal options, at the discretion of the USPS, for periods into 2018. LDS also provides international mail forwarding services through the John F. Kennedy International Airport and the O'Hare International Airport. LGSTX also provides similar services to AFS at certain locations in the U.S. served by our airlines under the ATSA. AFS can terminate these services at one or any location after giving a brief notice period.
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

Competitive Conditions
Our airline subsidiaries compete with other cargo airlines to place aircraft under ACMI arrangements and charter contracts. Other cargo airlines include Amerijet International, Inc., Atlas Air Worldwide Holdings, Inc., Kalitta Air LLC, and National Air Cargo Group, Inc. The primary competitive factors in the air cargo industry are operating costs, fuel efficiency, geographic coverage, aircraft range, aircraft reliability and capacity. The cost of airline operations is significantly impacted by the cost of flight crewmembers, which can vary among airlines depending on their collective bargaining agreements. Cargo airlines also compete for cargo volumes with passenger airlines that have substantial belly cargo capacity. The air cargo industry is capital intensive and highly competitive, especially during periods of excess capacity of aircraft compared to cargo volumes.
The scheduled delivery industry is dominated by integrated door-to-door delivery companies including DHL, TNT Holdings B.V., the USPS, FedEx Corporation, United Parcel Service, Inc. and AFS. Although the volume of our business is impacted by competition among these integrated carriers, we do not usually compete directly with them.
Competition for aircraft lease placements is generally affected by aircraft type, aircraft availability and lease rates. We target our leases to cargo airlines and delivery companies seeking medium widebody airlift. The Airbus A300-600 and A330 aircraft can provide capabilities similar to the Boeing 767 for medium widebody airlift. Competitors in the aircraft leasing markets include GE Capital Aviation Services and Guggenheim Aviation Partners, among others.
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
Airline Operations
Flight Operations and Control
Each of the Company's airline operations are conducted pursuant to authority granted to them by the FAA and the Department of Transportation ("DOT"). Airline flight operations, including aircraft dispatching, flight tracking, crew training and crew scheduling are planned and controlled by personnel within each airline. The Company staffs aircraft dispatching and flight tracking 24 hours per day, 7 days per week. The FAA prescribes the requirements, methods and means by which air carrier flight operations are conducted, including but not limited to the qualifications and training of flight crew members, the release of aircraft for flight, the tracking of flights, the time crew members can be on duty, aircraft operating procedures, proper navigation of aircraft, compliance with air traffic control instructions and other operational functions.
Aircraft Maintenance
Our airlines’ operations are regulated by the FAA for aircraft safety and maintenance. Each airline performs routine inspections and airframe maintenance in accordance with applicable FAA-approved aircraft maintenance programs. In addition, the airlines build into their maintenance programs FAA-mandated Airworthiness Directive and manufacturer Service Bulletin compliance on all of their aircraft. The airlines’ maintenance and engineering personnel coordinate routine and non-routine maintenance requirements. Each airline’s maintenance program includes tracking the maintenance status of each aircraft, consulting with manufacturers and suppliers about procedures to correct irregularities and training maintenance personnel on the requirements of its FAA-approved maintenance program. The airlines contract with MROs, including AMES, to perform heavy maintenance on airframes and engines. Each airline owns and maintains an inventory of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The quantity of spare items maintained is based on the fleet size, engine type operated and the reliability history of the item types.
Security
The Transportation Security Administration (“TSA”) requires our air carriers to comply with security protocols as set out in each carrier’s standard all-cargo aircraft operator security plan containing extensive security practices and procedures that must be followed. The security plan provides for the conducting of background checks on those with access to cargo and/or aircraft, the securing of the aircraft while on the ground, the acceptance and screening of cargo to be moved by air, the handling of suspicious cargo and the securing of cargo ground facilities, among other requirements. Comprehensive internal audit and evaluation programs are actively mandated and maintained.
Customers are required to inform the airlines in writing of the nature and composition of any freight which is classified as "Hazardous Materials" and “Dangerous Goods” by the DOT. Notwithstanding these procedures, our airline subsidiaries could unknowingly transport contraband or undeclared hazardous materials for customers, which could result in fines and penalties and possible damage to the aircraft.
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
Employees
As of December 31, 2016, the Company had approximately 3,230 full-time and part-time employees. The Company employed approximately 450 flight crewmembers, 1,405 aircraft maintenance technicians and flight support personnel, 670 warehousing, sorting and logistics personnel, 440 employees for airport maintenance and logistics, 50 employees for sales and marketing and 215 employees for administrative functions. In addition to full time and part time employees, the Company typically has approximately 350 temporary employees mainly serving the USPS operations and aircraft line maintenance operations. On December 31, 2015, the Company had approximately 2,170 full-time and part-time employees.
Labor Agreements
The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2016.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	8.8%
ATI	Air Line Pilots Association	5/28/2014	5.1%
In addition, the Company has approximately 30 flight attendants that are represented by a recognized labor unit and are beginning to negotiate a collective bargaining agreement. Under the Railway Labor Act (“RLA”), as amended, the crewmember labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling-off” period before either party can resort to self-help, including, but not limited to, a work stoppage.

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

Intellectual Property
The Company owns many STCs issued by the FAA. The Company uses these STCs mainly in support of its own fleets; however, AMES and Pemco have marketed certain STCs to other airlines.
Information Systems
We are increasingly dependent on technology to maintain regulatory compliance, improve information communications and reduce costs in order to compete effectively. The Company has invested significant management and financial resources in the development of information systems to facilitate flight and maintenance operations. We utilize systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using the systems, we track maintenance schedules and also control inventories and maintenance tasks, including the work directives of personnel performing those tasks. In addition, the Company’s flight operations systems coordinate flight schedules and crew schedules. We have developed and procured systems to track crewmember flight and duty times, and crewmember training status.
Regulation
Our subsidiaries’ airline operations are primarily regulated by the DOT, the FAA and the TSA. Those operations must comply with numerous economic, safety, security and environmental laws, ordinances and regulations. In addition, they must also comply with various other federal, state, local and foreign laws and regulations.
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
In addition, the European Commission has approved the extension of the European Union Emissions Trading Scheme ("ETS") for greenhouse gas emissions to the airline industry. Currently, under the European Union’s ETS, all ABX and ATI flights that are wholly within the European Union are covered by the ETS requirements, and each year our airlines are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. If the airline's flight activity during the year produced carbon emissions exceeding the number of carbon emissions allowances that it had been awarded, the airline must acquire allowances from other airlines in the open market. ABX and ATI operate intra-EU flights from time to time and management believes that such flights are operated in compliance with ETS requirements.
To allow time for negotiations on a global market-based measure applying to aviation emissions, the EU's ETS requirements were suspended for flights in 2012 to and from non-European countries. For the period 2013-2016, the legislation has also been amended so that only emissions from flights within the European Economic Area fall under the EU ETS.

Recently, ICAO adopted a new regulatory requirement mandating operators in countries that are party to the regulation (most developed countries have signed onto the program) to offset their excess emissions above the 2020 baseline levels by purchasing qualifying carbon offset credits from greenhouse gas reduction and limitation projects in other industries. The first two phases of the regulatory arrangement, from 2021 to 2026, will be voluntary and countries may join or opt out of the scheme at any time. From 2027 to 2035, it will be mandatory, except for those countries, flights and operators specifically exempt from the rule. The engines used to power the aircraft currently operated by the Company's airlines comply with the newly proposed standard and would not require modification to be able to continue to operate after the rule, if adopted as proposed, takes effect. Adoption of the ICAO international standard will prevent individual countries or unions from imposing unilateral measures on international aviation, such as the European Union’s Emissions Trading Scheme (EU ETS).
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
Department of Transportation
The DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has issued ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The DOT has issued ATI certificate authority to engage in scheduled interstate air transportation, which is currently limited to all-cargo operations. ATI's DOT certificate authority also authorizes it to engage in interstate and foreign charter air transportation of persons, property and mail.  Additionally, the DOT has issued ABX and ATI Certificates of Public Convenience and Necessity authorizing each of them to engage in scheduled foreign air transportation of cargo and mail between the U.S. and all current and future U.S. open-skies partner countries, which currently consists of 120 foreign countries.  ABX also holds exemption authorities issued by the DOT to conduct scheduled all-cargo operations between the U.S. and certain foreign countries with which the U.S. does not have an open-skies air transportation agreement.
By maintaining these certificates, the Company, through its airline subsidiaries, can conduct all-cargo charter operations worldwide subject to the receipt of any necessary foreign government approvals. Prior to issuing such certificates, and periodically thereafter, the DOT examines a company’s managerial competence, financial resources and plans, compliance, disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to and does undertake.

The DOT has the authority to impose civil penalties, or to modify, suspend or revoke our certificates and exemption authorities for cause, including failure to comply with federal laws or DOT regulations. A corporation holding the above-referenced certificates and exemption authorities must qualify as a citizen of the United States, which, pursuant to federal law, requires that (1) it be organized under the laws of the U.S. or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be U.S. citizens, (3) that less than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. We believe our airline subsidiaries possess all necessary DOT-issued certificates and authorities to conduct our current operations and each continue to qualify as a citizen of the United States.
Federal Aviation Administration
The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. The FAA issues operating certificates and detailed "operations specifications" to carriers that possess the technical competence to conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. ABX and ATI believe they hold all airworthiness and other FAA certificates and authorities required for the conduct of their business and the operation of their aircraft, although the FAA has the power to suspend, modify or revoke such certificates for cause, or to impose civil penalties for any failure to comply with federal laws and FAA regulations.
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
The FAA requires each of the airline subsidiaries to implement a drug and alcohol testing program with respect to all employees and, unless already subject to testing, contractor employees that engage in safety sensitive functions. Each of the airlines complies with these regulations.
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

•
The Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy, which may limit our business activities in and for certain areas.

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
Air cargo transportation volumes are strongly correlated to general economic conditions, including the price of aviation fuel. An economic downturn could reduce the demand for delivery services offered by DHL, Amazon and other delivery businesses, in particular expedited shipping services utilizing aircraft. Further, during an economic slowdown, customers generally prefer to use ground-based or marine delivery services instead of more expensive air delivery services. Accordingly, an economic downturn could reduce the demand for airlift and cargo aircraft leases. Additionally, if the price of aviation fuel rises significantly, the demand for cargo aircraft and air delivery services may decline. During periods of downward economic trends and rising fuel costs, freight forwarders and integrated delivery businesses are more likely to defer market expansion plans. As a result, we may experience delays in the deployment of available aircraft with customers under lease, ACMI or charter arrangements.
Our costs incurred in providing airline services could be more than the contractual revenues generated.
Each airline develops business proposals for ACMI, charter, DHL, AFS and other operating contracts by projecting operating costs, crew productivity and maintenance expenses. Projections contain key assumptions, including maintenance costs, flight hours, aircraft reliability, crewmember productivity and crewmember compensation and benefits. We may overestimate revenues, the level of crewmember productivity, and/or underestimate the actual costs of providing services when preparing business proposals. If actual costs are higher than projected or aircraft reliability is less than expected, future operating results may be negatively impacted.
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
The Company's future operating results and financial condition will depend in part on our subsidiaries’ ability to successfully deploy aircraft in customers' operations while generating a positive return on investment. Our success will depend, in part, on our customers' ability to secure additional cargo volumes, in both U.S. and international markets. Deploying aircraft in international markets can pose additional risks, costs and regulatory requirements which could result in periods of delayed deployments.
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
If ABX fails to maintain aircraft reliability above a minimum threshold under the restated CMI agreement for two consecutive calendar months or three months in a rolling twelve month period, we would be in default of the restated CMI agreement with DHL. In that event, DHL may elect to terminate the restated CMI agreement, unless we maintain the minimum reliability threshold during a 60-day cure period. If DHL terminates the CMI agreement due to an ABX event of default, we would be subject to a monetary penalty payable to DHL.

If our airlines fail to maintain aircraft reliability above a minimum threshold under the ATSA for either a specified number of consecutive calendar months or a specified number of calendar months (whether or not consecutive) in a specified trailing period, we could be held in default. In that event, AFS may elect to terminate the ATSA and pursue those rights and remedies available to it at law or in equity.

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
We expect that the warrants issuable to Amazon will increase the number of diluted shares reported. Further, the warrants are subject to fair value measurements during the periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants may adversely impact the Company's reported earnings measures.
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
Both of our air carriers participate in the U.S. Civil Reserve Air Fleet (“CRAF”) Program, which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft.
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
If applied to cargo carriers, the new rules would require a pilot to have the opportunity to rest for nine hours before reporting to flight duty and place other restrictions on the number of duty hours in particular time periods. In May 2012, the FAA indicated that it would reconsider its initial decision to exclude cargo pilots from these new requirements. On reconsideration, the FAA’s original finding was confirmed by the agency. The FAA’s determination was appealed to the U.S. Court of Appeals. The Court denied the appeal. Also, efforts have been made to mandate the FMDRR be applied to cargo carriers by amendment to the federal transportation statute. While not currently required for the Company's cargo operations, if such rest requirements and restrictions were imposed on our cargo operations, these rules could have a significant impact on the costs incurred by our airlines. The airlines would attempt to pass such additional costs through to their customers in the form of price increases. Customers, as a result, may seek to reduce their utilization of aircraft in favor of less expensive transportation alternatives.
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
Our aircraft provide ACMI services throughout the world, sometimes operating in remote regions. Our aircraft may experience maintenance events in locations that do not have the necessary repair capabilities or are difficult to reach. As a result, we may incur additional expenses and lose billable revenues that we would have otherwise earned. Under certain customer agreements, we are required to provide a spare aircraft while scheduled maintenance is completed. If delays occur in the completion of aircraft maintenance, we may incur additional expense to provide airlift capacity and forgo revenues.
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
We lease and operate a 310,000 square foot aircraft maintenance facility and a 100,000 square foot component repair shop in Wilmington, Ohio. Additionally, we lease and operate a 311,500 square foot, two-hangar aircraft maintenance complex in Tampa, Florida. Accordingly, a large portion of our MRO's operating costs are fixed. As a result, we need to retain existing aircraft maintenance business levels to maintain a profitable operation. The actual level of revenues may not be sufficient to cover our operating costs. Additionally, revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
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
Beginning in 2014, the Company's Board of Directors approved a share repurchase plan to buy ATSG 's common shares. As described in Item 5 to this report, as of December 31, 2016, we could purchase $26 million more shares under the existing repurchase plan. Future purchases, if any, would be funded from the Company's cash balances and could reduce the Company's financial liquidity and indirectly add to the Company's indebtedness.
The Company's existing sources of liquidity may not be sufficient if opportunities to expand the aircraft fleet or make strategic investment in other companies arise.
As of December 31, 2016, the Company's liquidity included $16.4 million of cash balances and $61.5 million available under the revolving credit facility through the Senior Credit Agreement and, subject to the creditors consent, $100 million through an accordion feature of the Senior Credit Agreement. As discussed under the caption "Liquidity" in the "Management's Discussion and Analysis" of this Report, we expect to obtain additional borrowings through our current group of lenders to fund planned expenditures for expansion of our fleet. If such additional borrowing is not available, we may seek other sources of funding or slow the pace of our fleet expansion during 2017. Raising additional sources of credit could result in an increase in our borrowing costs and additional covenant requirements.
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
Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.77%. Additional debt or lower EBITDA may result in higher interest rates on the variable rate portion of the Company's debt.
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, the plans' funded status and funding requirements are sensitive to changes in interest rates. The plans' funded status and annual pension expense are recalculated at the beginning of each calendar year using the fair value of plan assets and market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Future fluctuations in interest rates including the impact on asset returns, could result in the recording of additional expense for pension and other post-retirement healthcare plans.
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
We may be impacted by government requirements associated with transacting business in foreign jurisdictions.
The U.S and other governments have imposed trade and economic sanctions in certain geopolitical areas. The U.S. Departments of Justice, Commerce and Treasury, as well as other government agencies have a broad range of civil and criminal penalties they may seek to impose for violations of the Foreign Corrupt Practices Act (“FCPA”), sanctions administered by the Office of Foreign Assets Control (“OFAC”) and other regulations. In addition, the DOT, FAA and TSA may at times limit the ability of our airline subsidiaries to conduct flight operations in certain areas of the world. Under such laws and regulations, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, the U.S. government has increased their oversight and enforcement activities with respect to these laws and the relevant agencies may continue to increase these activities.
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
All aircraft in the Company’s fleet were manufactured prior to 1995. Manufacturer Service Bulletins and FAA regulations and FAA airworthiness directives issued under its “Aging Aircraft” program cause operators of such aged aircraft to be subject to additional inspections and modifications to address problems of corrosion and structural fatigue at specified times. The FAA may issue airworthiness directives that could require significant costly inspections and major modifications to such aircraft. The FAA may issue airworthiness directives that could limit the usability of certain aircraft types. In 2012, the FAA issued an airworthiness directive that requires the replacement of the aft pressure bulkhead on Boeing 767-200 aircraft based on a certain number of landing cycles. As a result, we expect that 24 of the Company's Boeing 767-200 aircraft will be affected. The cost of compliance is estimated to be $1.0 million per aircraft over the next ten years.

In addition, FAA regulations require that aircraft manufacturers establish limits on aircraft flight cycles to address issues involving aging, but still economically viable, aircraft, as described in Item 1 of this report, under "Federal Aviation Administration." These regulations may increase our maintenance costs and eventually limit the use of our aircraft.
The FAA and ICAO are in the process of developing programs to modernize air traffic control and management systems. The FAA's program, Next Generation Air Transportation Systems, is an integrated system that requires updating aircraft navigation and communication equipment. The FAA has mandated the replacement of current ground based radar systems with more accurate satellite based systems on our aircraft by 2020. The ICAO began phasing in similar requirements for aircraft operating in Europe during 2015. These programs may increase our costs and limit the use of our aircraft. Aircraft not equipped with advanced communication systems may be restricted to certain airspace.
Failure to maintain the operating certificates and authorities of our airlines would adversely affect our business.
The airline subsidiaries have the necessary authority to conduct flight operations pursuant to the economic authority issued by the DOT and the safety based authority issued by the FAA. The continued effectiveness of such authority is subject to their compliance with applicable statutes and DOT, FAA and TSA rules and regulations, including any new rules and regulations that may be adopted in the future. The loss of such authority by an airline subsidiary could cause a default of covenants within the Senior Credit Agreement and would materially and adversely affect its airline operations, effectively eliminating the airline's ability to continue to provide air transportation services.
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
Recently, ICAO adopted a new regulatory requirement mandating operators in countries that are party to the regulation (most developed countries have signed onto the program) to offset their excess emissions above the 2020 baseline levels by purchasing qualifying carbon offset credits from greenhouse gas reduction and limitation projects in other industries. The first two phases of the regulatory arrangement, from 2021 to 2026, will be voluntary and countries may join or opt out of the scheme at any time. From 2027 to 2035, it will be mandatory, except for those countries, flights and operators specifically exempt from the rule. The engines used to power the aircraft currently operated by the Company's airlines comply with the newly proposed standard and would not require modification to be able to continue to operate after the rule, if adopted as proposed, takes effect. Adoption of the ICAO international standard should prevent individual countries or unions from imposing unilateral measures on international aviation, such as the European Union’s Emissions Trading Scheme (EU ETS).
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June 2036 with options to extend. The leases include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxiways and ramp space. Additionally, the Company leases and operates a 311,500 square foot, two hangar aircraft maintenance complex in Tampa, Florida.
As of December 31, 2016, the Company and its subsidiaries' in-service aircraft fleet consisted of 60 owned aircraft. The aircraft were all formerly passenger aircraft that have been modified for cargo operations. The aircraft are generally described as being mid-size or having medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 58,000 to 129,000 pounds. These aircraft are well suited for intra-continental flights and medium range inter-continental flights. Because an airline's flight operations can be hindered by inclement weather, sophisticated landing systems and other equipment are utilized to minimize the effect that weather may have on flight operations. For example, ABX’s Boeing 767-200 and 767-300 aircraft are operated for Category III landings. This allows their crews to land under weather conditions with forward runway visibility of only 600 feet at airports with Category III Instrument Landing Systems.
The table below shows the combined fleet of aircraft in service condition.

	In-service Aircraft as of December 31, 2016
Aircraft Type	Total	Owned	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	36	36	1982 - 1987	85,000 - 100,000	1,700 - 5,300
767-300 SF (1)	16	16	1988 - 1997	121,000 - 129,000	3,200 - 7,100
757-200 PCF (1)	4	4	1984 - 1991	68,000	2,100 - 4,800
757-200 Combi (2)	4	4	1989 - 1992	58,000	2,600 - 4,300
Total in-service	60	60
____________________

(1)	These aircraft are configured for standard cargo containers loaded through large standard main deck cargo doors.

(2)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.
In addition, as of December 31, 2016, CAM had one Boeing 767-200 and seven Boeing 767-300 passenger aircraft that are not reflected in the table above. The Boeing 767-200 aircraft discontinued passenger service in 2015 when a customer's operation ended. The seven Boeing 767-300 aircraft were undergoing or preparing to undergo modification to a standard freighter configuration and are expected to be completed in 2017.
We believe that our existing facilities and aircraft fleet are appropriate for our current operations. As described in Note G to the accompanying financial statements, we plan to invest in additional aircraft to meet our growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
ATSG's common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. The following table shows the range of high and low prices per share of ATSG common stock for the periods indicated:

2016 Quarter Ended:	Low	High
December 31, 2016	$12.94	$17.29
September 30, 2016	$12.73	$14.91
June 30, 2016	$12.36	$15.43
March 31, 2016	$9.05	$15.53

2015 Quarter Ended:	Low	High
December 31, 2015	$8.42	$10.39
September 30, 2015	$7.60	$10.96
June 30, 2015	$9.04	$10.96
March 31, 2015	$7.80	$9.72
On March 7, 2017, there were 1,511 stockholders of record of ATSG’s common stock. The closing price of the ATSG’s common stock was $17.13 on March 7, 2017.
Dividends
We are restricted from paying dividends on ATSG's common stock in excess of $50.0 million during any calendar year under the provisions of the Senior Credit Agreement. No cash dividends have been paid or declared.
Stock Repurchases
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. All of the repurchases done by the Company during the fourth quarter of 2016 were in the open market. There is no expiration date for the repurchase program. The following table summarizes the Company's repurchases of its common stock during the fourth quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2016 through October 31, 2016	30,000	$14.15	30,000	$27,076,017
November 1, 2016 through November 30, 2016	30,000	$16.33	30,000	$26,586,207
December 1, 2016 through December 31, 2016	30,000	$16.71	30,000	$26,084,868
Total for the quarter	90,000	$15.73	90,000	$26,084,868

Securities authorized for issuance under equity compensation plans
For the response to this Item, see Item 12.
Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in ATSG’s common stock with the cumulative total return of a $100 investment in the NASDAQ Composite Index and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2011 and ending on December 31, 2016.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Air Transport Services Group, Inc.	100.00	84.96	171.40	181.36	213.56	338.14
NASDAQ Composite Index	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Transportation Index	100.00	106.01	143.98	202.99	173.16	207.87

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

	As of and for the Years Ended December 31
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
OPERATING RESULTS:
Continuing revenues	$768,870	$619,264	$589,592	$580,023	$607,438
Operating expenses (1) (3)	705,122	546,474	525,067	566,838	528,750
Net interest expense and other non operating charges	11,187	11,147	13,845	14,175	14,247
Financial instrument (gain) loss (2)	18,107	(920)	(1,096)	(631)	(1,879)
Earnings (loss) from continuing operations before income taxes	34,454	62,563	51,776	(359)	66,320
Income tax expense	(13,394)	(23,408)	(19,702)	(19,266)	(24,672)
Earnings (loss) from continuing operations	21,060	39,155	32,074	(19,625)	41,648
Earnings (loss) from discontinued operations, net of taxes (3)	2,428	2,067	(2,214)	(3)	(774)
Net earnings (loss) (1) (2)	$23,488	$41,222	$29,860	$(19,628)	$40,874
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.34	$0.61	$0.50	$(0.31)	$0.66
Diluted	$0.33	$0.60	$0.49	$(0.31)	$0.65
WEIGHTED AVERAGE SHARES:
Basic	61,330	64,242	64,253	63,992	63,461
Diluted	62,994	65,127	65,211	63,992	64,420
SELECTED CONSOLIDATED
FINANCIAL DATA:
Cash and cash equivalents	$16,358	$17,697	$30,560	$31,699	$15,442
Property and equipment, net	1,000,992	875,401	847,268	838,172	818,924
Goodwill and intangible assets (1)	45,586	38,729	39,010	39,291	92,126
Total assets	1,259,330	1,041,721	1,011,203	1,018,613	1,015,808
Post-retirement liabilities (3)	79,528	110,166	94,368	32,865	187,533
Long term debt and current maturities, other than leases	458,721	318,200	344,094	384,515	364,481
Deferred income tax liability	122,532	96,858	83,223	95,912	27,268
Stockholders’ equity	331,902	364,157	347,489	368,968	299,256
____________________

(1)	In 2013, the Company recorded an impairment charge of $52.6 million on goodwill.

(2)
During 2016, the re-measurement of financial instrument fair values, primarily for warrants granted to a customer resulted in a loss of $18.1 million before income taxes. (See note B to the accompanying consolidated financial statements.)

(3)
During 2014, ABX offered vested, former employee participants of the qualified pension plan and vested employee participants of the crewmembers qualified pension plan a one-time option to settle their pension benefit with the Company through a single payment or a nonparticipating annuity contract. As a result, ABX settled $98.7 million of pension obligation in December of 2014 from the pension plans assets. The settlement resulted in pre-tax charges of $6.7 million to continued operations and $5.0 million to discontinued operations for 2014. As a result of fluctuating interest rates and investment returns, the funded status of the Company's defined benefit pension and retiree medical plans vary from year to year. (See notes H and K to the accompanying consolidated financial statements.) Effective December 31, 2016, ABX modified its unfunded, non-pilot retiree medical plan to terminate benefits to all participants. As a result, ABX settled $0.6 million of retiree medical obligations and recorded a pre-tax gain of $2.0 million to continued operations.

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

INTRODUCTION
The Company leases aircraft, provides air cargo lift and performs aircraft maintenance and other support services primarily to the air cargo transportation and package delivery industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, e-commerce operators, airlines and government customers. The Company's principal subsidiaries include two independently certificated airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”). CAM provides competitive aircraft lease rates by converting passenger aircraft into cargo freighters and offering them to customers under long-term leases.
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
At December 31, 2016, the Company owned 59 cargo aircraft that were in revenue service. The combined fleets consisted of 35 Boeing 767-200 aircraft, 16 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. CAM also owned one Boeing 767-200 aircraft that was being prepped for a lease beginning in 2017 and seven Boeing 767-300 aircraft either already undergoing or awaiting induction in the freighter conversion process.
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL"), since August 2003. DHL is the Company's largest customer and accounted for 34%, 46% and 55% of the Company's consolidated revenues during the years ended December 31, 2016, 2015 and 2014, respectively. In 2010, the Company and DHL executed commercial agreements under which DHL leased thirteen Boeing 767 freighter aircraft from CAM and ABX operates those aircraft under a separate crew, maintenance and insurance (“CMI”) agreement. The initial term of the CMI agreement was five years while the terms of the aircraft leases were seven years. In 2015, the Company and DHL amended and restated the CMI agreement ("restated CMI agreement"). As a result, effective April 1, 2015, the existing monthly aircraft lease rates for the thirteen Boeing 767-200 freighter aircraft declined approximately 5%, DHL agreed to lease an additional two Boeing 767 aircraft which were previously supporting DHL under short-term operating arrangements, and the Boeing 767 aircraft lease terms with DHL were extended through March 2019.
Under the restated CMI agreement, ABX continues to operate and maintain the aircraft through March 2019. Similar to the previous agreement, pricing for services provided under the restated CMI agreement is based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the restated CMI agreement, ABX is responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the DHL-leased aircraft that it operates. Generally, provisions of the restated CMI agreement negatively impact the Company's ACMI services operating results, but were partially offset by extending the agreements and by adding two additional aircraft leases during 2015. As of December 31, 2016, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL, 14 of which were being operated by the Company's airlines for DHL. Additionally, the airlines operated five CAM-owned Boeing aircraft under other operating arrangements with DHL.
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

As of December 31, 2016, the Company, through CAM, leased 12 Boeing 767-200 freighter aircraft and two Boeing 767-300 freighter aircraft to AFS. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary, LGSTX Services, Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that will be leased and operated under the ATSA. The remaining six Boeing 767-300 aircraft are being converted to freighter aircraft and are scheduled to enter service during 2017. The ATSA became effective on April 1, 2016. Revenues performed for AFS comprised approximately 29% and 5% of the Company's consolidated revenues from continuing operations during the years ended December 31, 2016. and 2015, respectively.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which grant Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants is $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Warrants vest as AFS leases aircraft from us, up to 20 aircraft. Each of the three tranches of warrants will be exercisable in accordance with its terms through March 8, 2021.
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The fair value of the warrants issuable to Amazon is recorded as a lease incentive asset and is amortized against revenues over the duration of the aircraft leases. The warrants are accounted for as financial instruments, and accordingly, the fair value of the outstanding warrants are measured and classified in liabilities at the end of each reporting period. As of December 31, 2016, the Company's liabilities reflected 11.06 million warrants having a fair value of $8.09 per share. During 2016, the re-measurements of the warrants to fair value resulted in a non-operating loss of $19.1 million before the effect of income taxes. As of December 31, 2016, 3.8 million additional warrants are expected to vest as AFS leases additional aircraft from the Company.
The U.S. Military comprised 12%, 16% and 16% of the Company's consolidated revenues during the years ended December 31, 2016, 2015 and 2014, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. Our fourth and final Boeing 757 combi aircraft entered service in the first quarter of 2014, after completing the necessary regulatory certification, and serves as a maintenance spare.

RESULTS OF OPERATIONS
Fleet Summary
Our CAM-owned operating aircraft fleet has increased by seven aircraft since the end of 2014. As of December 31, 2016, the combined operating fleet of owned freighter aircraft consisted of 36 Boeing 767-200 aircraft, 16 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. At December 31, 2016, the Company owned seven Boeing 767-300 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during 2016 is summarized below:
- CAM completed the modification of two Boeing 767-300 freighter aircraft purchased in the previous year and began to lease both aircraft under a multi-year lease to external customers. One of these aircraft is being operated by ABX for the customer.
- CAM purchased eleven Boeing 767-300 passenger aircraft during 2016 for the purpose of converting the aircraft into standard freighter configuration. Two aircraft completed the freighter modification and entered into long-term leases with AFS in 2016, and are both being operated by ATI under multi-year leases. CAM sold one of the eleven aircraft to an external customer during 2016. One aircraft completed the freighter modification and entered into service with ATI during the fourth quarter. This aircraft was subsequently entered into a long-term lease with AFS in January 2017, and is being operated by ATI under a multi-year agreement. The remaining seven Boeing 767-300 passenger aircraft were undergoing or preparing to undergo modification to a standard freighter configuration as of December 31, 2016 and are expected to be completed in 2017.
- In conjunction with the ATSA, ABX and ATI returned a total of ten Boeing 767-200 freighter aircraft to CAM and external lessees returned two Boeing 767-200 freighter aircraft. All twelve were subsequently leased to AFS under multi-year leases. ABX and ATI were separately contracted to operate the aircraft for AFS.
- Five other Boeing 767-200 were returned from external lessees. Four were subsequently leased to ABX or ATI while one is now being prepped for other leasing.
- ABX returned one Boeing 767-200 freighter and one Boeing 767-300 freighter to CAM which were subsequently leased to different external lessees. ABX is operating the Boeing 767-300 freighter for the customer.
- ATI ceased operating one DHL-owned Boeing 757-200 freighter aircraft during the third quarter.
The Company’s cargo aircraft fleet is summarized below as of December 31, 2016, 2015 and 2014:

	2016			2015			2014
	ACMI Services	CAM	Total	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	6	29	35	13	23	36	14	22	36
Boeing 767-300	4	12	16	4	7	11	6	2	8
Boeing 757-200	4	—	4	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4	4	—	4
Total	18	41	59	25	30	55	28	24	52
Operating lease
Boeing 767-200	—	—	—	—	—	—	2	—	2
Boeing 767-300	—	—	—	—	—	—	1	—	1
Boeing 757-200	—	—	—	1	—	1	—	—	—
Total	—	—	—	1	—	1	3	—	3
Other aircraft
Owned Boeing 767-300 under modification	—	7	7	—	2	2	—	—	—
Owned Boeing 767 available or staging for lease	—	1	1	—	—	—	—	1	1
As of December 31, 2016, ABX and ATI were leasing 18 in-service aircraft internally from CAM for use in ACMI Services. As of December 31, 2016, eight of CAM's 29 Boeing 767-200 aircraft shown in the aircraft fleet table above and six of the twelve Boeing 767-300 aircraft were leased to DHL and operated by ABX. Additionally, twelve of CAM's 29 Boeing 767-200 aircraft and two of CAM's twelve Boeing 767-300 aircraft were leased to AFS and operated by ABX or ATI. CAM leased the other nine Boeing 767-200 aircraft and four Boeing 767-300 aircraft to external customers, including two Boeing 767-200 aircraft to DHL that are being operated by a DHL-owned airline. The carrying values of the total in-service fleet as of December 31, 2016, 2015 and 2014 were $793.9 million, $742.6 million and $734.5 million, respectively. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.
Summary
External customer revenues from continuing operations increased by $149.6 million to $768.9 million during 2016 compared to 2015. Excluding directly reimbursed revenues, customer revenues increased $105.0 million, or 18% during 2016 compared with 2015. Increased external customer revenues from CAM's leasing operations, expanded ACMI services for AFS, increased aircraft maintenance services and additional logistics services, also for AFS, were partially offset by lower ACMI service revenues for DHL during 2016, compared to 2015.

The consolidated net earnings from continuing operations were $21.1 million for 2016 compared to $39.2 million for 2015. The pre-tax earnings from continuing operations were $34.5 million for 2016 compared to $62.6 million, for 2015. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. On a pre-tax basis, earnings included net losses of $18.1 million for the year ended December 31, 2016, for the re-measurement of financial instruments, primarily warrant obligations granted to Amazon during 2016, to fair value. The larger re-measurement loss for 2016 compared to 2015 primarily reflects the increase in the value of the traded ATSG share price after the warrants were granted in 2016. Pre-tax earnings for 2016 were also reduced by $4.5 million for the amortization of lease incentives given to AFS in the form of warrants during 2016. Additionally, pre-tax earnings from continuing operations for 2016 were unfavorably impacted by a $9.9 million increase in actuarial losses for the non-service component of retiree benefit plan costs compared to 2015. Separately, pre-tax earnings for the year ended December 31, 2016, included an actuarial gain of $2.0 million for the settlement of a retiree medical plan during 2016. Pre-tax earnings for the year ended December 31, 2016, also included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were charged off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. After removing the effects of these items, Adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) were $65.1 million for 2016 compared to $60.6 million for 2015.
Adjusted pre-tax earnings from continuing operations for 2016 improved compared to 2015, driven by additional aircraft lease revenues, increased aircraft maintenance revenues and additional logistics support services for AFS. This growth in revenue was partially offset by the cost necessary to support expanded operations, including training costs for new flight crews, additional premium pay for ABX flight crews, higher aircraft depreciation expense and more employee expenses, particularly in our support services businesses. Operating results for 2016 were negatively impacted when ABX flight crew members went on strike for two days, which disrupted our customers' operations and reduced our revenues.
During 2014, we offered vested, former employee participants of the qualified pension plan and vested employee participants of the crewmembers qualified pension plan a one-time option to settle their pension benefit with the Company through a single payment or a nonparticipating annuity contract. As a result, pre-tax earnings from continuing operations reflects an actuarial charge of $6.7 million in 2014. Effective December 31, 2016, ABX modified its unfunded, non-pilot retiree medical plan to settle benefits to all participants. As a result, pre-tax earnings from continuing operations reflects an actuarial gain of $2.0 million for 2016.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2016	2015	2014
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$199,598	$177,789	$166,303
Lease amortization against revenue	(4,506)	—	—
Total CAM	195,092	177,789	166,303
ACMI Services
Airline services	410,598	395,486	399,376
Reimbursable	82,261	37,623	40,543
Total ACMI Services	492,859	433,109	439,919
Other Activities	262,539	161,995	142,294
Total Revenues	950,490	772,893	748,516
Eliminate internal revenues	(181,620)	(153,629)	(158,924)
Customer Revenues	$768,870	$619,264	$589,592

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$68,608	$57,457	$53,159
ACMI Services
Airline services	(33,719)	(2,654)	(5,381)
Retiree benefit curtailments and settlements	1,594	—	(6,700)
Total ACMI Services	(32,125)	(2,654)	(12,081)
Other Activities	16,623	8,561	11,363
Net unallocated interest expense	(545)	(1,721)	(1,761)
Net financial instrument re-measurement (loss) gain	(18,107)	920	1,096
Pre-Tax Earnings from Continuing Operations	34,454	62,563	51,776
Add other non-service components of retiree benefit costs, net	8,812	(1,040)	(8,152)
Add retiree benefit curtailments and settlements	(1,997)	—	6,700
Add debt issuance costs from non-consolidating affiliate	1,229	—	—
Add lease incentive amortization	4,506	—	—
Add net loss (gain) on financial instruments	18,107	(920)	(1,096)
Adjusted Pre-Tax Earnings from Continuing Operations	$65,111	$60,603	$49,228
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding non-service components of retiree benefit costs, gains and losses for the fair value re-measurement of financial instruments, lease incentive amortizations, the pension settlement costs and the charge off of debt issuance costs from a non-consolidated affiliate during the first quarter of 2016. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
ACMI Reimbursable revenues shown above include revenues related to fuel, landing fees, navigation fees, aircraft rent and certain other operating costs that are directly reimbursed to the airlines by their customers. Prior to April 1, 2015, the cost of airframe maintenance for CAM-owned, Boeing 767-200 aircraft operated for DHL and provided by the airlines were directly reimbursed. For all periods presented above, airline services revenues include the compensation for maintenance provided by the airlines on aircraft operated for DHL.

2016 and 2015
CAM
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. Aircraft leases normally cover a term of five to eight years. In a typical leasing agreement, customers pay rent and maintenance deposits on a monthly basis.
CAM's revenues grew $17.3 million during 2016 compared to 2015, primarily as a result of additional aircraft leases. As of December 31, 2016 and 2015, CAM had 41 and 30 aircraft under lease to external customers, respectively. Revenues from external customers totaled $117.6 million and $93.4 million for 2016 and 2015, respectively. CAM's revenues from the Company's airlines totaled $77.5 million during 2016, compared to $84.4 million for 2015. Since mid-2015, we have added six Boeing 767-300 freighter aircraft to CAM's lease portfolio through December 31, 2016.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $68.6 million and $57.5 million during 2016 and 2015, respectively. Increased earnings reflect additional external lease revenues and lower interest expense, offset by higher depreciation expense for additional Boeing 767-300 aircraft and increased expenses to place and support the larger fleet of Boeing aircraft.
During 2016, CAM purchased eleven 767-300 passenger aircraft for freighter conversion. As of December 31, 2016, seven of these Boeing 767-300 passenger aircraft were being modified from passenger to freighter configuration. One aircraft had been sold, while another three had completed freighter modification.
CAM's agreement to lease 20 Boeing 767 freighter aircraft to AFS includes 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Leases for six of these aircraft began in April 2016, eight more were executed as of December 31, 2016. To fulfill the 20 aircraft requirement for AFS, CAM plans to lease six more Boeing 767-300 freighter aircraft, each for a seven year term, to AFS by mid-2017.
CAM's operating results will depend on its ability to provide freighter aircraft to AFS on an agreed schedule and within planned costs, as well as the value of warrant amortization. CAM's operating results will be negatively impacted by the amortization of the value of warrants issued to Amazon as a lease incentive.
ACMI Services
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of December 31, 2016, ACMI Services included 46 in-service aircraft, including 18 leased internally from CAM, 14 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the restated CMI agreement, and 14 CAM-owned freighter aircraft which are under lease to AFS and operated by ATI and ABX under the ATSA.
Revenues from ACMI Services increased $59.8 million during 2016 compared with 2015 to $492.9 million. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $15.1 million. Improved revenues were driven by additional aircraft operations for AFS and reflect an 18% increase in billable block hours. As of December 31, 2016, ACMI Services were operating six more CAM-owned aircraft compared to December 31, 2015. Beginning in April 2016, in conjunction with the long-term leases executed between AFS and CAM, the related aircraft rent revenues for five aircraft operated for AFS during 2015 are reflected under CAM instead of ACMI Services. Compared to 2015, billable block hours for DHL declined during 2016, reflecting three fewer aircraft in service for DHL.
Operating results for ACMI Services were impacted in 2016 by additional costs for flight crews to keep pace with AFS's expanding air network. Flight crew compensation increased by $13.0 million to pay additional crews while being trained for expanded aircraft operations and when ABX's flight crews stopped volunteering for additional flight time, ABX paid a premium to assign trips to crewmembers and awarded additional compensatory days off. Operating results for ACMI Services were also negatively impacted by $7.0 million in lost revenue due to a work stoppage by ABX crewmembers represented by the Airline Professionals Association of the International Brotherhood of Teamsters in

November 2016. Although the flight crews were ordered back to work within two days through a temporary restraining order issued by a U.S. district court, the full revenue schedule of flying operations did not resume for nearly three weeks.
Primarily due to these flight crew related factors, ACMI Services incurred pre-tax losses of $32.1 million during 2016, compared to pre-tax losses of $2.7 million for 2015. Larger pre-tax losses in 2016 compared to 2015 were also affected by more scheduled airframe maintenance events during 2016, and increased pension expenses. Scheduled airframe maintenance expense increased $6.5 million during 2016 compared to 2015. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Pension expense for ACMI Services, including the non-service components of retiree benefit costs, increased $9.6 million as actuarially determined for 2016, compared to 2015. Operating results for ACMI Services were also impacted by increased depreciation expense for two additional Boeing 767-300 aircraft in operation and reductions in CMI operations for DHL compared to 2015.
We expect ACMI Services to add six CAM-owned Boeing 767-300 aircraft into service for AFS during the first seven months of 2017, as the aircraft freighter modifications are completed. Additionally, we expect the level of new crew training costs and ABX Flight crew premium pay to decline in the second quarter of 2017. Achieving profitability in ACMI Services will depend on a number of factors, including revenue levels for airline services, crewmember training costs, crewmember productivity, the level of pilot premium pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.
Other Activities
We provide related support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. The Company's aircraft maintenance, engineering and repair business, Airborne Maintenance and Engineering Services, Inc. ("AMES"), sells aircraft parts and provides aircraft maintenance and modification services. We also provide mail sorting, parcel handling and logistical support to the U.S. Postal Service (“USPS”) at five USPS facilities and similar services to certain AFS hub and gateway locations in the U.S. We provide other ground services for our own airlines and external customers, including the sale of aviation fuel, the lease of ground equipment such as ground power units and cargo loaders, as well as facility and equipment maintenance services.
External customer revenues from all other activities were $158.4 million and $93.9 million for 2016 and 2015, respectively. Revenues from our mail sorting, parcel handling and logistical support services increased $56.7 million during 2016 compared to 2015, reflecting higher contractual costs and increased volumes at the USPS and AFS locations. Additionally, airframe maintenance revenues from external customers increased by $7.0 million. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The pre-tax earnings from other activities increased by $8.1 million to $16.6 million in 2016, reflecting increased airframe maintenance services, mail and parcel handling services and aviation fuel sales during 2016. We expect earnings from parcel handling, logistical services, aviation fuel and other ground service to decline in 2017 as AFS transfers its hub operation from the airport in Wilmington, Ohio, which we operate, to the Cincinnati/Northern Kentucky International Airport. We expect operations of Pemco World Air Services, Inc., an aircraft maintenance and modification business we acquired at the end of 2016, to contribute to our operating earnings during 2017.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $49.9 million during 2016 compared to 2015 driven by higher headcount for flight operations, maintenance services, package handling services and additional pilot premium pay while new crewmembers were being trained for our customers' expanding networks. Our employee headcount increased 32% during 2016 compared to 2015. We have added employees to support the AFS network, additional aircraft maintenance contracts and increased volume for the USPS. The non-service components of retiree benefit costs increased $9.9 million during 2016 due to lower investment returns during the previous year.
Depreciation and amortization expense increased $10.1 million during 2016 compared to 2015. The increase in depreciation expense reflects incremental depreciation for six Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since mid-2015, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $9.7 million during 2016 compared to 2015. The increase stemmed primarily from additional airframe checks and related component repairs, driven by increased block hours flown. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.
Fuel expense increased by $34.5 million during 2016 compared to 2015. Fuel expense includes the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL, AFS and other ACMI customers, as well as fuel used to position aircraft for service and for maintenance purposes. The average price per gallon of aviation fuel decreased about 24% for 2016 compared to 2015. The decrease in the average price per gallon of fuel was offset by a higher level of customer-reimbursed fuel which increased $45.1 million for 2016 compared to 2015.
Travel expense increased by $2.0 million during 2016 compared to 2015. The increase reflects the higher level of employee headcount in airline operations during 2016 compared to 2015.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services and other airport services. Contracted ground and aviation services increased $38.5 million due to additional volumes of mail and parcels processed for the USPS and AFS.
Rent expense was flat in 2016 compared to 2015. Rent expense decreased during the first half of 2016 primarily due to the purchase of one Boeing 767-300 aircraft and the return of two Boeing 767-200 aircraft which were previously leased from external providers during the first quarter of 2015. This was offset by increased rent in the second half of 2016 associated with an aircraft simulator rented to train new flight crews.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $3.7 million during 2016 compared to 2015, driven by additional flight operations. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Insurance expense increased by $0.8 million during 2016 compared to 2015. Aircraft fleet insurance has increased due to additional aircraft operations during 2016 compared to 2015.
Other operating expenses increased by $9.5 million during 2016 compared to 2015. Other operating expenses include professional fees, employee training, utilities, the cost of parts sold to customers and gains on the disposition of equipment. Other operating expenses during the first quarter of 2016 included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were written off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. Other operating expenses also increased due to additional sales of aircraft parts during 2016 compared to 2015.
Interest expense increased by $0.1 million during 2016 compared to 2015. Interest expense increased due to a higher average debt level and interest rates on the Company's outstanding loans, offset by more capitalized interest related to our fleet expansion during 2016. Capitalized interest increased $1.1 million during 2016 to $1.3 million.
The Company recorded pre-tax net losses on financial instruments of $18.1 million during the year ended December 31, 2016, compared to gains of $0.9 million during 2015. The 2016 losses are primarily a result of remeasuring, as of December 31, 2016, the fair value of the stock warrants granted to Amazon in March of 2016. An increase in the fair value of the warrant obligation since the initial measurement on May 12, 2016, corresponded to an increase in the traded price of the Company's shares and resulted in the non-cash, pre-tax loss of $19.1 million for 2016. The non-cash gains and losses resulting from quarterly re-measurements of the warrants may vary widely among quarters.
Income tax expense for earnings from continuing operations decreased $10.0 million for 2016 compared to 2015 and includes a deferred income tax deduction for the warrant loss and the amortization of the customer lease incentive. The income tax deductibility of the warrant loss and the amortization of the customer lease incentive is less than the GAAP expenses for these items because for tax purposes, the warrants are valued at a different time and under a different valuation method than required by GAAP. The effective tax rate, before including the warrant loss and incentive amortization was 35.3% for 2016 compared to 37.4% for the year ended December 31, 2015. The lower effective tax rate for 2016 compared to 2015 reflects the recognition of a discrete tax benefit related to the conversion of employee stock awards during the first and fourth quarters of 2016.

The Company's effective tax rate for 2017 will be impacted by a number of factors, including the re-measurement of the stock warrants at the end of each reporting period. As a result of the warrant re-measurements and related income tax treatment, the overall effective tax can vary significantly from period to period. We estimate that the Company's effective tax rate for 2017, before applying the deductibility of the stock warrant re-measurement and related incentive amortization and the benefit of the stock compensation, will be approximately 38.5%. We project this increase in the effective tax rate due to the apportionment of more pre-tax earnings during 2017 to states with higher income tax rates and a lower tax benefit related to the conversion of employee stock awards.
As of December 31, 2016, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $40.2 million, which will begin to expire in 2031 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2019 or later. The Company may, however, be required to pay alternative minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights are primarily sourced to the United States under international aviation agreements and treaties. When we operate in countries without such agreements, the Company could incur additional foreign income taxes.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations, package sorting and aircraft fueling services provided to DHL through 2009. Pre-tax earnings related to the former sorting operations were $3.8 million for 2016 compared to $3.2 million for 2015. Pre-tax earnings during 2016 and 2015 were a result of reductions in self insurance reserves for former employee claims and pension credits.

2015 compared to 2014
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
The consolidated net earnings from continuing operations were $39.2 million for 2015 compared to $32.1 million for 2014. The pre-tax earnings from continuing operations were $62.6 million for 2015 compared to $51.8 million for 2014, the latter of which included a one-time charge of $6.7 million for pension obligation settlements. Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, were $60.6 million for 2015 compared to $49.2 million for 2014. Adjusted pre-tax earnings from continuing operations for 2015 improved compared to 2014 due to additional aircraft lease revenues and better ACMI Services aircraft utilization, offset by higher aircraft depreciation and more employee expenses, particularly in our support services businesses.
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
Fleet Summary 2015 & 2014
As of December 31, 2015, ACMI Services leased 25 of its in-service aircraft internally from CAM. As of December 31, 2015, 11 of CAM's 23 Boeing 767-200 aircraft shown in the aircraft fleet table above and four of the seven Boeing 767-300 aircraft, were leased to DHL and operated by ABX. CAM leased the other twelve Boeing 767-200 aircraft and three Boeing 767-300 aircraft to external customers, including two Boeing 767-200 aircraft to DHL for operation by a DHL affiliate. Aircraft fleet activity during 2015 is summarized below:
- During the first quarter, two DHL-owned Boeing 767-200 aircraft, previously leased to ABX for operation in DHL's network, were returned to DHL.

- CAM placed one recently modified Boeing 767-300 freighter aircraft with an external customer in February 2015 under a multi-year lease.
- In February 2015, CAM purchased a Boeing 767-300 freighter aircraft that ABX was leasing from an external lessor and began to lease it to ABX.
- ABX returned three Boeing 767-200 freighters to CAM, two of which were leased to external lessees in April and the third of which was leased to another external lessee in October.
- During the second quarter, DHL began to lease directly from CAM three Boeing 767-300 aircraft that ABX had been providing under shorter term arrangements. ABX continued to operate the aircraft.
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
- CAM purchased one Boeing 767-300 passenger aircraft in July and another one in November, which were both being modified to standard freighter configuration as of December 31, 2015. One was subsequently leased to an external customer in February 2016 and the other was leased to an external customer in July 2016.
As of December 31, 2014, ACMI Services leased 28 aircraft internally from CAM. As of December 31, 2014, 13 of CAM's 22 Boeing 767-200 aircraft were leased to DHL and operated by ABX. CAM leased the other nine Boeing 767-200 and two Boeing 767-300 aircraft to external airlines. Aircraft fleet activity during 2014 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft and it was available for lease until it was placed with an external customer in February 2015 under a multi-year lease.
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
- Near the end of September 2014, CAM purchased two Boeing 767-300 freighter aircraft that ABX was leasing from an external lessor and began to lease them to ABX.
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
CAM
As of December 31, 2015, CAM had 55 freighter aircraft under lease, 25 of them were leased internally to the Company's airlines. CAM's revenues grew $11.5 million during 2015 compared to 2014, primarily as a result of additional aircraft leases. As of December 31, 2015 and 2014, CAM had 30 and 24 aircraft under lease to external customers, respectively. Revenues from external customers totaled $93.4 million and $77.7 million for 2015 and 2014, respectively. CAM's revenues from the Company's airlines totaled $84.4 million during 2015, compared to $88.6 million for 2014. Since mid-2014, we have added four Boeing 767 freighter aircraft to CAM's lease portfolio through December 31, 2015.

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
During 2015, CAM purchased four 767-300 aircraft, one in each quarter. Two of the aircraft were in service by the end of 2015, and two were being modified from passenger to freighter configuration. These two were later completed and leased in February 2016 and in July 2016.
ACMI Services
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
Other Activities
External customer revenues from all other activities were $93.9 million and $72.0 million for 2015 and 2014, respectively. Revenues from our mail and package handling services increased $13.3 million during 2015 compared to 2014, reflecting higher contractual costs and increased mail volumes at the USPS facilities we operate, as well as parcel handling services for the AFS trial U.S. network during the fourth quarter of 2015. Additionally, aircraft maintenance revenues from external customers increased by $7.3 million. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The pre-tax earnings from other activities decreased by $2.8 million to $8.6 million in 2015. Improved earnings from increased revenues during 2015, were offset by lower gains from the reduction of employee benefit obligations compared to 2014, and additional unallocated corporate expenses to support growth initiatives.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $8.6 million during 2015 compared to 2014 driven by higher headcount for maintenance and other support services. Pension expense for continuing operations, excluding the 2014 pension settlement expense of $6.7 million, increased $4.3 million due to a lower interest rate on pension plan obligations at the beginning of 2015 and other retiree benefit expenses increased $2.8 million during 2015 compared to 2014. While the number of airline employees increased 4% during 2015 compared to 2014, total headcount increased 20% during 2015 compared to 2014 as we added employees for facility maintenance, package sorting and aircraft maintenance operations, driven by additional revenue opportunities and expanded hangar capabilities.
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
Discontinued Operations
Pre-tax earnings related to the former sorting operations were $3.2 million for 2015 compared to pre-tax losses of $3.5 million for 2014. During 2014, pension expense for discontinued operations included approximately $5.0 million due primarily to the effects of the pension settlement charge for former sorting operation employees. Pre-tax earnings during 2015 were primarily a result of pension credits due to the well funded status of the pension plans at the beginning of 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $193.1 million, $173.7 million and $148.8 million in 2016, 2015 and 2014, respectively. Improved cash flows generated from operating activities during 2016 compared to 2015, were driven by additional aircraft leases, which are typically paid faster than revenues related to ACMI services, and improved fleet utilization. Cash flows generated from operating activities increased in 2015 compared to 2014 primarily due to additional aircraft leases, which are typically paid faster than revenues related to ACMI services, additional collections from DHL and the timing of vendor payments at the end of the year. Cash outlays for pension contributions were $6.3 million, $6.2 million and $6.1 million in 2016, 2015 and 2014, respectively.

Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $264.5 million, $158.7 million and $112.2 million in 2016, 2015 and 2014, respectively. Capital expenditures in 2016 included $185.3 million for the acquisition of eleven Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $30.4 million for required heavy maintenance; and $48.8 million for other equipment, including purchases of aircraft engines and rotables. Capital expenditures in 2015 included $78.3 million for the acquisition of four Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $45.3 million for required heavy maintenance; and $35.1 million for other equipment. Our capital expenditures in 2014 included $61.9 million for the acquisition of two Boeing 767-300 aircraft and next generation navigation modifications; $26.0 million for required heavy maintenance; $7.3 million for construction of a new aircraft hangar; and $17.0 million for other equipment. During 2014, we made an investment in West Atlantic AB for $15 million.
Cash proceeds of $12.4 million, $6.8 million and $3.6 million were received in 2016, 2015 and 2014, respectively, for the sale of aircraft engines, airframes and parts.
Net cash provided by financing activities in 2016 was $75.1 million while net cash used for financing activities was $34.7 million and $26.3 million in 2015 and 2014, respectively. During 2016, we drew $185.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending and we made debt principal payments of $44.1 million. Our borrowing activities were necessary to acquire and modify aircraft for deployment into air cargo markets. During 2016, we spent $63.6 million to buy 4,825,545 shares of the Company's common stock pursuant to a share repurchase plan authorized in 2014 and amended in May 2016 by the Board of Directors to repurchase up to $100 million of the Company's common stock.
Commitments
The table below summarizes the Company's contractual obligations and commercial commitments (in thousands) as of December 31, 2016.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long term debt, including interest payments	$509,402	$42,014	$56,166	$411,222	$—
Facility leases	36,602	8,321	10,887	3,629	13,765
Aircraft and modification obligations	237,722	197,325	40,397	—	—
Other leases	525	233	242	50	—
Total contractual cash obligations	$784,251	$247,893	$107,692	$414,901	$13,765
The long term debt bears interest at 2.77% to 7.06% per annum. For additional information about the Company's debt obligations, see Note F of the accompanying financial statements.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding, due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $5.0 million expected to be funded in 2017. For additional information about the Company's pension obligations,see Note H of the accompanying financial statements.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches. As of December 31, 2016, 3.8 million more warrants are expected to vest as AFS leases additional aircraft. For additional information about the Company's warrant obligations, see Note B of the accompanying financial statements.
We estimate that capital expenditures for 2017 will total $355 million of which $285 million will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement, the latter of which we anticipate amending for the purpose of obtaining additional borrowing. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note G of the accompanying financial statements.
In September 2015, we entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the Peoples Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in mainland China with registered capital of 400 million RMB (US$63 million). It will be established pending the receipt of required governmental approvals and plans to commence flight operations in 2017. We expect to contribute $15 million to the joint venture during the next twelve months. We plan to offer the new airline aircraft leases to build its fleet.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $85.6 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $355.0 million, net of repayments, as of December 31, 2016. On May 31, 2016, the Company executed an amendment to the Senior Credit Agreement (the "Sixth Credit Amendment"). The Sixth Credit Amendment extended the maturity of the term loan and revolving credit facility to May 30, 2021, increased the capacity of the Revolving credit facility by $100.0 million to $425.0 million, increased the accordion feature such that the Company can now draw up to an additional $100.0 million subject to the lenders' consent. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $425.0 million. The revolving credit facility has permitted additional indebtedness of $150.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.77%.
At December 31, 2016, the Company had $16.4 million of cash balances. The Company had $61.5 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $8.5 million. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, scheduled debt payments and required pension funding for at least the next 12 months. To fund planned expenditures for expansion of our fleet, we expect to obtain additional borrowings through our current group of lenders. If such additional borrow is not available, we may seek other sources of funding or slow the pace of our fleet expansion during 2017.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2016 and 2015, we were not involved in any material unconsolidated SPE transactions.

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
We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for CAM using multiples of EBITDA and revenues from comparable publicly traded companies. Based on our analysis, as of December 31, 2016, CAM's fair value exceeded its carrying value by more than 25%. The Company's key assumptions used for goodwill testing include uncertainties, including the level of demand for cargo aircraft by shippers, the U.S. Military and freight forwarders and CAM's ability to lease aircraft and the lease rates that will be realized. The demand for customer airlift is projected based on input from customers, management's interface with customer planning personnel and aircraft utilization trends. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences for cargo aircraft may be impacted by changes in aviation fuel prices. Key customers, including DHL and the U.S. Military, may decide that they do not need as many aircraft as projected, or they may find alternatives.
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
The Company has significant deferred tax assets including net operating loss carryforwards (“NOL CFs”) for federal income tax purposes which begin to expire in 2031. Based upon projections of taxable income, we determined that it was more likely than not that the NOL CF’s will be realized prior to their expiration. Accordingly, we do not have an allowance against these deferred tax assets at this time.
We recognize the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.
Stock Warrants
The Company’s accounting for warrants issued to a lessee is determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to lessee are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation. The lease incentive is amortized against revenues over the duration of related aircraft leases. The unexercised warrants are classified in liabilities and remeasured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
Post-retirement Obligations
The Company sponsors qualified defined benefit pension plans for ABX’s flight crewmembers and other eligible employees. The Company also sponsors non-qualified, unfunded excess plans that provide benefits to executive management and crewmembers that are in addition to amounts permitted to be paid through our qualified plans under provisions of the tax laws. Employees are no longer accruing benefits under any of the defined benefit pension plans. The Company also sponsors unfunded post-retirement healthcare plans for ABX’s flight crewmembers.
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
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 6.25%. Our assumed rate of return is based on a targeted long term investment allocation of 30% equity securities, 65% fixed income securities and 5% real estate. The actual asset allocation at December 31, 2016 was 30% equities, 64% fixed income, 5% real estate and 1% cash. The pension trust includes $59.3 million of investments (8% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio, and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return was 6.25% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. Fluctuations in long-term interest rates can have an impact on the actual rate of return. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2016 would be increased by approximately $7.0 million. We use a market value of assets as of the measurement date for determining pension expense.

In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note H to the accompanying consolidated financial statements), but also affects the succeeding year’s pension and post-retirement healthcare expense. The discount rates selected for December 31, 2016, based on the method described above, were 4.50% for crewmembers and 4.60% for non-crewmembers. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2016 would be increased by approximately $6.5 million.
Our mortality assumptions at December 31, 2016, reflect the most recent projections released by the Actuaries Retirement Plans Experience Committee, a committee within the Society of Actuaries, a professional association in North America. The assumed future increase in salaries and wages is not a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.
The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2016
Change in assumption	2016 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$6,995	$—	$—
50 basis point decrease in discount rate	6,464	(49,724)	49,724
Aggregate effect of all the above changes	13,459	(49,724)	49,724
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
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the unsubordinated term loan. Accordingly, in June 2013, the Company entered into an interest rate swap instrument. Additionally, the Company entered into another interest rate swap in February 2016. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The notional values were $43.1 million as of December 31, 2016. See Note J in the accompanying consolidated financial statements for a discussion of our accounting treatment for these hedging transactions.
As of December 31, 2016, the Company has $18.1 million of fixed interest rate debt and $440.6 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $2.0 million for the year ended December 31, 2016.
The debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long term debt through a hypothetical 20% increase in interest rates. As of December 31, 2016, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate debt by approximately $0.1 million.
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
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, plans' funded status, and funding requirements are sensitive to changes in interest rates. The funded status of the plans and the annual pension expense is recalculated at the beginning of each calendar year using the fair value of plan assets. market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Higher interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. At December 31, 2016, ABX's defined benefit pension plans had total investment assets of $715.9 million under investment management. See Note H in the accompanying consolidated financial statements for further discussion of these assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15a (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company’s three principal customers account for a substantial portion of the Company’s revenue. The Company’s financial security is dependent on its ongoing relationship with its three principal customers existing as of December 31, 2016.
We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 8, 2017

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,358	$17,697
Accounts receivable, net of allowance of $1,264 in 2016 and $415 in 2015	77,247	57,986
Inventory	19,925	12,963
Prepaid supplies and other	19,123	12,660
TOTAL CURRENT ASSETS	132,653	101,306
Property and equipment, net	1,000,992	875,401
Other assets	80,099	26,285
Goodwill and acquired intangibles	45,586	38,729
TOTAL ASSETS	$1,259,330	$1,041,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,704	$44,417
Accrued salaries, wages and benefits	37,044	27,454
Accrued expenses	10,324	8,107
Current portion of debt obligations	29,306	33,740
Unearned revenue	18,407	12,963
TOTAL CURRENT LIABILITIES	155,785	126,681
Long term debt	429,415	283,918
Post-retirement obligations	77,713	108,194
Other liabilities	52,542	61,913
Stock Warrants	89,441	—
Deferred income taxes	122,532	96,858
TOTAL LIABILITIES	927,428	677,564
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 85,000,000 shares authorized; 59,461,291 and 64,077,140 shares issued and outstanding in 2016 and 2015, respectively	595	641
Additional paid-in capital	443,416	518,259
Accumulated deficit	(32,243)	(55,731)
Accumulated other comprehensive loss	(79,866)	(99,012)
TOTAL STOCKHOLDERS’ EQUITY	331,902	364,157
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,259,330	$1,041,721

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2016	2015	2014
REVENUES	$768,870	$619,264	$589,592
OPERATING EXPENSES
Salaries, wages and benefits	231,667	181,785	173,226
Depreciation and amortization	135,496	125,443	108,254
Maintenance, materials and repairs	105,735	96,044	91,528
Fuel	87,134	52,615	53,521
Travel	20,048	18,007	17,662
Contracted ground and aviation services	57,491	18,983	13,245
Rent	11,625	11,677	26,650
Landing and ramp	13,455	9,727	10,305
Insurance	4,456	3,645	5,304
Other operating expenses	38,015	28,548	25,372
	705,122	546,474	525,067
OPERATING INCOME	63,748	72,790	64,525
OTHER INCOME (EXPENSE)
Interest income	131	85	92
Net gain (loss) on financial instruments	(18,107)	920	1,096
Interest expense	(11,318)	(11,232)	(13,937)
	(29,294)	(10,227)	(12,749)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	34,454	62,563	51,776
INCOME TAX EXPENSE	(13,394)	(23,408)	(19,702)
EARNINGS FROM CONTINUING OPERATIONS	21,060	39,155	32,074
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	2,428	2,067	(2,214)
NET EARNINGS	$23,488	$41,222	$29,860

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.34	$0.61	$0.50
Discontinued operations	0.04	0.03	(0.04)
TOTAL BASIC EARNINGS PER SHARE	$0.38	$0.64	$0.46

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.33	$0.60	$0.49
Discontinued operations	0.04	0.03	(0.03)
TOTAL DILUTED EARNINGS PER SHARE	$0.37	$0.63	$0.46

WEIGHTED AVERAGE SHARES
Basic	61,330	64,242	64,253
Diluted	62,994	65,127	65,211

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31
	2016	2015	2014
NET EARNINGS	$23,488	$41,222	$29,860
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	20,214	(16,111)	(50,119)
Defined Benefit Post-Retirement	(986)	315	(1,875)
Gains and Losses on Derivatives	—	(4)	(5)
Foreign Currency Translation	(82)	(336)	(1,059)

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$42,634	$25,086	$(23,198)

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2016	2015	2014
OPERATING ACTIVITIES:
Net earnings from continuing operations	$21,060	$39,155	$32,074
Net earnings (loss) from discontinued operations	2,428	2,067	(2,214)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	140,002	125,443	108,254
Pension and post-retirement	11,532	6,920	8,492
Deferred income taxes	13,807	23,691	17,757
Amortization of stock-based compensation	3,165	2,454	2,924
Amortization of DHL promissory note	—	(1,550)	(6,200)
Net (gain) loss on financial instruments	18,107	(920)	(1,096)
Changes in assets and liabilities:
Accounts receivable	(9,597)	(14,410)	9,582
Inventory and prepaid supplies	(5,269)	(3,896)	(4,164)
Accounts payable	5,603	4,424	(803)
Unearned revenue	(3,216)	(1,116)	1,148
Accrued expenses, salaries, wages, benefits and other liabilities	5,678	8,375	344
Pension and post-retirement assets	(11,819)	(16,098)	(14,662)
Other	1,611	470	(1,711)
NET CASH PROVIDED BY OPERATING ACTIVITIES	193,092	175,009	149,725
INVESTING ACTIVITIES:
Capital expenditures	(264,477)	(158,714)	(112,184)
Proceeds from property and equipment	12,380	6,841	3,602
Acquisitions and investments in businesses	(17,395)	—	(15,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(269,492)	(151,873)	(123,582)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(44,069)	(69,344)	(79,221)
Proceeds from borrowings	185,000	45,000	45,000
Purchase of common stock	(63,570)	(10,345)	—
Withholding taxes paid for conversion of employee stock awards	(2,300)	(1,310)	(940)
Funding for hangar construction	—	—	7,879
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	75,061	(35,999)	(27,282)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,339)	(12,863)	(1,139)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,697	30,560	31,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,358	$17,697	$30,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$10,738	$10,748	$13,576
Federal alternative minimum and state income taxes paid	$923	$870	$604
SUPPLEMENTAL NON-CASH INFORMATION:
Debt extinguished	$—	$1,550	$6,200
Accrued capital expenditures	$9,118	$7,033	$7,648

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2014	64,618,305	$646	$524,953	$(126,813)	$(29,818)	$368,968
Stock-based compensation plans
Grant of restricted stock	196,000	2	(2)			—
Issuance of common shares, net of withholdings	49,545	1	(939)			(938)
Forfeited restricted stock	(8,900)	—	—			—
Tax benefit from common stock compensation			(267)			(267)
Amortization of stock awards and restricted stock			2,924			2,924
Total comprehensive income (loss)				29,860	(53,058)	(23,198)
BALANCE AT DECEMBER 31, 2014	64,854,950	$649	$526,669	$(96,953)	$(82,876)	$347,489
Stock-based compensation plans
Grant of restricted stock	170,800	2	(2)			—
Issuance of common shares, net of withholdings	137,457	1	(1,311)			(1,310)
Forfeited restricted stock	(6,900)	—	—			—
Purchase of common stock	(1,079,167)	(11)	(10,334)			(10,345)
Tax benefit from common stock compensation			783			783
Amortization of stock awards and restricted stock			2,454			2,454
Total comprehensive income (loss)				41,222	(16,136)	25,086
BALANCE AT DECEMBER 31, 2015	64,077,140	$641	$518,259	$(55,731)	$(99,012)	$364,157
Stock-based compensation plans
Grant of restricted stock	171,500	2	(2)			—
Issuance of common shares, net of withholdings	42,796	—	(2,300)			(2,300)
Forfeited restricted stock	(4,600)	—	—			—
Purchase of common stock	(4,825,545)	(48)	(63,522)			(63,570)
Tax benefit from common stock compensation			1,087			1,087
Warrants granted to customer			(13,271)			(13,271)
Amortization of stock awards and restricted stock			3,165			3,165
Total comprehensive income				23,488	19,146	42,634
BALANCE AT DECEMBER 31, 2016	59,461,291	$595	$443,416	$(32,243)	$(79,866)	$331,902

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose principal subsidiaries include an aircraft leasing company and two U.S. certificated airlines. The Company provides airline operations, aircraft leases, aircraft maintenance and other support services primarily to the cargo transportation and package delivery industries. Through the Company's subsidiaries, it offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers.
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
The Company serves a base of concentrated customers who typically have a diverse line of international cargo traffic. The Company provides aircraft and airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI") services. In addition to its airline operations and aircraft leasing services, the Company sells aircraft parts, provides aircraft maintenance and modification services, equipment maintenance services, and operates mail and package sorting facilities.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, spare parts inventory, depreciation and impairments of property, equipment, goodwill and intangibles, stock warrants, post-retirement obligations, income taxes, contingencies and litigation. Changes in estimates and assumptions may have a material impact on the consolidated financial statements.

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
Accounts Receivable and Allowance for Uncollectible Accounts
The Company's accounts receivable is primarily due from its significant customers (see Note B), other airlines, the U.S. Postal Services ("USPS"), delivery companies and freight forwarders. The Company performs a quarterly evaluation of the accounts receivable and the allowance for uncollectible accounts by reviewing specific customers' recent payment history, growth prospects, financial condition and other factors that may impact a customer's ability to pay. The Company establishes an allowance for uncollectible accounts for probable losses due to a customer's potential inability or unwillingness to make contractual payments. Account balances are written off against the allowance when the Company ceases collection efforts.
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
The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. The costs for ABX's Boeing 767-200 airframe maintenance, which is the majority of the Company's aircraft fleet, are expensed as they are incurred. The costs of major airframe maintenance for the Company's other aircraft are capitalized and amortized over the useful life of the overhaul. Many of the Company's General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” and "power by the cycle" agreements with an engine maintenance provider. Under these agreements, the engines are maintained by the service provider for a fixed fee per flight hour and cycle; accordingly, the cost of engine maintenance is generally expensed as flights occur. Maintenance for the airlines’ other aircraft engines, including Boeing 767-300 and Boeing 757 aircraft, are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the useful life of the overhaul.
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $1.3 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $18.7 million and $23.3 million at December 31, 2016 and December 31, 2015, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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
Income Taxes
Income taxes have been computed using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using provisions of currently enacted tax laws. A valuation allowance against net deferred tax assets is recorded when it is more likely than not that such assets will not be fully realized. Tax credits are accounted for as a reduction of income taxes in the year in which the credit originates. All deferred income taxes are classified as noncurrent in the statement of financial position.
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
Stock Warrants
The Company’s accounting for warrants issued to a lessee is determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to lessee are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation. The lease incentive is amortized against revenues over the duration of related aircraft leases. The unexercised warrants are classified in liabilities and remeasured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
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
The Company elected to early adopt this standard in the quarter ended March 31, 2016. The impact of the early adoption resulted in the Company recording a tax benefit of $0.7 million within income tax expense for the three months ended March 31, 2016 related to the excess tax benefit on stock incentive awards that settled during the quarter ended March 31, 2016. The tax benefit for the year ended December 31, 2016 was $1.2 million. Prior to adoption of ASU 2016-09, this amount would have been recorded as an increase of additional paid-in capital. The tax benefit for the year ended December 31, 2015 would have been $0.8 million.
The Company accounts for forfeitures as they occur. Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flows. The Company applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, prospectively. Under ASU 2016-09, cash paid when withholding shares for tax withholding purposes are classified as a financing activity in the statement of cash flows. The Company has applied the effect of this change on prior period statements of cash flows retrospectively. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the year ended December 31, 2016. This increased the diluted weighted average common shares outstanding by 141,364 shares.
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing" clarify the accounting under ASU 2014-09 for licenses of intellectual property and for identifying distinct performance obligations in a contract.
ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with earlier adoption permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities would recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity, and disclose all line items in the year of adoption as if they were prepared under the old revenue guidance.
The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on the Company's consolidated financial position, results of operations or cash flows and related disclosures. The evaluation includes each of the five steps identified in the ASU 2014-09 revenue recognition model, which are as follows: 1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) performance obligations are satisfied. The Company's lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU 2014-09. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenue and expense recognized. Additionally, industry activities and other guidance provided by regulators, standards setters, and the accounting profession may affect the Company’s assessment and implementation plans.
In April 2015, the FASB issued ASU, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. As a result of the adoption of ASU 2015-03, the amounts of debt issuance costs were reclassified on the Company's balance sheets from other assets to long term debt and were not significant.
In July 2015, FASB issued ASU "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards ("IFRS"). The amendment in ASU 2015-11 is for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the impact of adopting ASU 2015-11 to be material to the Company's financial statements and related disclosures.
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
In February 2016, the FASB issued ASU "Leases (Topic 842)" ("ASU 2016-02"), which will require the recognition of right to-use-assets and lease liabilities for leases previously classified as operating leases by lessees. The standard will take effect for annual reporting periods beginning after December 15, 2018, including interim reporting periods. Early application will be permitted for all entities. In addition, the FASB has decided to require a lessee to apply a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements (the date of initial application). The modified retrospective approach would not require any transition accounting for leases that expired before the date of initial application. The FASB decided to not permit a full retrospective transition approach. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of the standard on the its financial statements and disclosures.
In November 2016, the FASB issued ASU "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the changes in the combined total of restricted and unrestricted cash balance. Amounts generally described as restricted cash or restricted cash equivalents will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Further, the ASU requires a reconciliation of balances from the statement of cash flows to the balance sheet in situations in which the balance sheet includes more than one line item of cash, cash equivalents, and restricted cash. Companies will also be disclosing the nature of the restrictions. ASU 2016-18 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.
In January 2017, the FASB issued ASU "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. ASU 2017-04 would require applying a one-step quantitative test and recording the amount of goodwill impairment as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. The amendments in ASU 2017-04 are effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company's largest customer is DHL Network Operations (USA), Inc. and its affiliates ("DHL"). The Company has had long term contracts with DHL since August 2003. Revenues from continuing operations performed for DHL were approximately 34%, 46% and 55% of the Company's consolidated revenues from continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s balance sheets include accounts receivable with DHL of $7.3 million and $9.8 million as of December 31, 2016 and December 31, 2015, respectively.
The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides Boeing 767 and Boeing 757 air cargo transportation services for DHL through additional ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown. The Company also provides ground equipment, such as power units, air starts and related maintenance services to DHL under separate agreements.
Amazon
During September 2015, the Company began to operate a trial air network for Amazon Fulfillment Services, Inc. (“AFS”), a subsidiary of Amazon.com, Inc. (“Amazon”). The network grew to five freighter aircraft through first quarter of 2016 and included services for cargo handling and logistical support. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that are or will be leased and operated under the ATSA. The ATSA became effective on April 1, 2016. As of December 31, 2016, the Company has leased 14 aircraft to AFS and is obligated to lease six more Boeing 767-300 aircraft to AFS during 2017 to meets its 20 aircraft commitment.
Revenues from continuing operations performed for AFS comprised approximately 29% and 5% of the Company's consolidated revenues from continuing operations for the years ending December 31, 2016 and 2015, respectively. The Company’s balance sheets include accounts receivable with AFS of $24.6 million and $10.5 million as of December 31, 2016 and December 31, 2015, respectively.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon execution of the Investment Agreement, grants Amazon the right to purchase approximately 12.81 million ATSG common shares, with the right to purchase 7.69 million common shares which vested upon issuance on March 8, 2016 and the right to purchase the remaining 5.12 million common shares, vesting as the Company delivers additional aircraft leased under the ATSA, or as the Company achieves specified revenue targets in connection with the ATSA. The second tranche of warrants grants Amazon a right to purchase approximately 1.59 million ATSG common shares, and will be issued on March 8, 2018. The third tranche of warrants will be issued on September 8, 2020. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants will be $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants will be exercisable in accordance with its terms through March 8, 2021. The Company anticipates making available the common shares required for the underlying warrants through a combination of share repurchases and the issuance of additional shares.
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to Amazon as of March 8, 2016, were recorded to stockholders equity, having a fair value of $4.89 per share. At that time, the fair value of the 7.69 million vested warrants issued to Amazon was recorded as a lease incentive asset and is being amortized against revenues over the duration of the aircraft leases. On May 12, 2016, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company at the annual meeting of stockholders to increase the number of authorized common shares and to approve the warrants in full as required under the rules of the Nasdaq Global Select Market. The stockholders' approval enabled features of the warrants that required the vested warrants of the first tranche and the warrants of the second and third tranches to be classified as financial instruments as of May 12, 2016. Accordingly, the fair value of those warrants was measured and classified in liabilities on that date. Since May 12, 2016, 1.3 million additional warrants vested in conjunction with the execution of two aircraft leases. As of December 31, 2016, the Company's liabilities reflected 11.06 million warrants having a fair value of $8.09 per share. During 2016, the re-measurements of the warrants to fair value resulted in a non-operating loss of $19.1 million before the effect of income taxes. As of December 31, 2016, an additional 3.8 million warrants are expected to vest as AFS leases additional aircraft from the Company.

The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 12%, 16% and 16% of the Company's total revenues from continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $7.0 million and $9.7 million as of December 31, 2016 and December 31, 2015, respectively.

NOTE C—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
As of December 31, 2016, 2015 and 2014, the goodwill amount for CAM was retested for impairment. To perform the first step of the goodwill impairment test, the Company determined the fair value of CAM using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). The goodwill included in the CAM segment was not impaired.
On December 30, 2016, the Company purchased 100% of the outstanding stock of Pemco World Air Inc., ("Pemco") for cash consideration in a debt-free acquisition. Pemco offers aircraft maintenance, repair, and overhaul services as well as aircraft modification services to airlines. The Company intends to operate Pemco as a division of its existing aircraft maintenance businesses and it is expected to help grow the Company's revenues. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired was recorded as goodwill and reflects the strategic value of marketing Pemco's aircraft conversion capabilities and current aircraft hangar operations with the Company's air transportation solutions. Identified intangible assets include Supplemental Type Certificates ("STCs") granting approval by FAA for Pemco to market and complete certain aircraft modifications. The Company is in process of refining its estimates of certain assets including goodwill and intangible assets, therefore the allocation of purchase price is preliminary at this time.
The carrying amounts of goodwill are as follows (in thousands):

	CAM	All Other	Total
Carrying value as of December 31, 2014	$34,395	$—	$34,395
Carrying value as of December 31, 2015	$34,395	$—	$34,395
Acquisition of Pemco	—	2,738	2,738
Carrying value as of December 31, 2016	$34,395	$2,738	$37,133
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2014	$3,000	$1,615	$4,615
Amortization	—	(281)	(281)
Carrying value as of December 31, 2015	$3,000	$1,334	$4,334
Acquisition of Pemco	—	4,400	4,400
Amortization	—	(281)	(281)
Carrying value as of December 31, 2016	$3,000	$5,453	$8,453

The airline certificates have an indefinite life and therefore are not amortized. The Company recorded intangible amortization expense of $0.3 million, $0.3 million and $0.3 million for the years ending December 31, 2016, 2015 and 2014, respectively. The Company amortizes finite-lived intangibles assets, including customer relationship and STC intangibles, over 4 to 7 years. Estimated amortization expense for the next five years is $1.2 million, $1.2 million, $1.2 million, $1.1 million and $0.3 million.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft from the Company. The Company’s carrying value of West was $9.9 million and $13.1 million at December 31, 2016 and 2015, respectively, including $5.5 million of excess purchase price over the Company's fair value of West's nets assets in January of 2014. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets as of December 31, 2016 and 2015.
Stock warrants issued to a lessee (see Note B) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2015	$—
Warrants granted	59,236
Amortization	(4,506)
Carrying value as of December 31, 2016	$54,730
The lease incentive began to amortize in April 2016, with the commencement of certain aircraft leases. Based on vested warrants as of December 31, 2016, the Company expects to record amortization, as a reduction to the lease revenue, of $9.1 million, $9.9 million, $9.9 million, $9.9 million and $6.9 million for each of the next five years ending December 31, 2021.

NOTE D—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swaps are reported on the Company’s consolidated balance sheets at fair values based on market values from identical or comparable transactions. The fair value of the Company’s money market funds and interest rate swaps are based on observable inputs (Level 2) from comparable market transactions. The use of significant unobservable inputs (Level 3) was not necessary in determining the fair value of the Company’s financial assets and liabilities as of December 31, 2016 and 2015.
The fair value of the stock warrant obligation was determined using a Black-Scholes pricing model which considers the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected dividend yield, and the risk-free interest rate. At December 31, 2016 each warrant was valued at $8.09 using a risk-free interest rate of 1.7% and a stock volatility of 37.5%, based on the time period corresponding with the expiration period of the warrants (see Note B).

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2016	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$482	$—	$482
Interest rate swap	—	547	—	547
Total Assets	$—	$1,029	$—	$1,029
Liabilities
Interest rate swap	$—	$(77)	$—	$(77)
Stock warrant obligation	—	(89,441)	—	(89,441)
Total Liabilities	$—	$(89,518)	$—	$(89,518)

As of December 31, 2015	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$8,711	$—	$8,711
Total Assets	$—	$8,711	$—	$8,711
Liabilities
Interest rate swap	$—	$(499)	$—	$(499)
Total Liabilities	$—	$(499)	$—	$(499)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $0.2 million more than the carrying value, which was $458.7 million at December 31, 2016. As of December 31, 2015, the fair value of the Company’s debt obligations was approximately $1.3 million more than the carrying value, which was $317.7 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31, 2016	December 31, 2015
Flight equipment	$1,541,872	$1,372,099
Ground equipment	49,229	36,593
Leasehold improvements, facilities and office equipment	27,364	25,327
Aircraft modifications and projects in progress	113,518	52,717
	1,731,983	1,486,736
Accumulated depreciation	(730,991)	(611,335)
Property and equipment, net	$1,000,992	$875,401
CAM owned aircraft with a carrying value of $524.3 million and $369.2 million that were under leases to external customers as of December 31, 2016 and 2015, respectively. Minimum future lease payments for aircraft and equipment leased to external customers as of December 31, 2016 is scheduled to be $80.2 million, $77.6 million, $45.2 million, $28.5 million and $17.1 million for each of the next five years ending December 31, 2021.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Unsubordinated term loan	$85,636	$100,708
Revolving credit facility	355,000	180,000
Aircraft loans	18,085	36,950
Total long term obligations	458,721	317,658
Less: current portion	(29,306)	(33,740)
Total long term obligations, net	$429,415	$283,918
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. On May 31, 2016, the Company executed an amendment to the Senior Credit Agreement (the "Sixth Credit Amendment"). The Sixth Credit Amendment extended the maturity of the term loan and revolving credit facility to May 30, 2021, increased the capacity of the Revolving credit facility by $100.0 million to $425.0 million and increased the accordion feature such that the Company can now draw up to an additional $100.0 million subject to the lenders' consent. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 150% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 175% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $425.0 million. The revolving credit facility has permitted additional indebtedness of $150.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
The balances of the unsubordinated term loan are net of debt issuance costs of $0.6 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.77% and 2.77%, respectively. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of December 31, 2016, the unused revolving credit facility totaled $61.5 million, net of draws of $355.0 million and outstanding letters of credit of $8.5 million.
The aircraft loans are collateralized by four aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2017 and early 2018. Interest rates range from 6.74% to 7.06% per annum payable monthly.
The scheduled annual principal payments on long term debt, as of December 31, 2016, for the next five years are as follows (in thousands):

Principal Payments
2017	$29,306
2018	18,501
2019	14,861
2020	14,861
2021	381,192
2022 and beyond	—
$458,721

The Senior Credit Agreement is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. The Senior Credit Agreement contains covenants including, among other things, limitations on certain additional indebtedness, guarantees of indebtedness, as well as a total debt to EBITDA ratio and a fixed charge coverage ratio. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement. The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $75.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under 2.75 times, after giving effect to the dividend or repurchase.

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June of 2036 with options to extend the leases. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. The Company also leases and operates a 311,500 square foot, two hangar aircraft maintenance complex in Tampa, Florida. Additionally, the Company leases certain equipment and airport facilities, office space, maintenance facilities at locations outside of the airpark in Wilmington. The future minimum lease payments of the Company as of December 31, 2016 are scheduled below (in thousands):

	Facility Leases	Other Leases
2017	$8,321	$233
2018	7,237	167
2019	3,650	75
2020	1,895	50
2021	1,734	—
2022 and beyond	13,765	—
Total minimum lease payments	$36,602	$525
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. At December 31, 2016, the Company was committed to acquire and modify additional Boeing 767-300 passenger aircraft into standard freighter aircraft. In addition to five aircraft that were in the modification process at December 31, 2016, the Company is committed to induct 12 more aircraft into the freighter modification process through 2018. As of December 31, 2016, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $237.7 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI.
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
Other
In September 2015, the Company entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the People's Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries. The airline will be based in mainland China with registered capital of 400 million RMB (US$63 million).

It will be established pending the receipt of required governmental approvals and plans to commence flight operations in 2017. The Company may offer the new airline aircraft leases to build its fleet. The Company expects to contribute $15 million to the joint venture over the next twelve months.
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
Employees Under Collective Bargaining Agreements
As of December 31, 2016, the flight crewmember employees of ABX and ATI and flight attendant employees of ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	8.8%
ATI	Air Line Pilots Association	5.1%
In addition, the Company has approximately 30 flight attendants that are represented by a recognized labor unit and are beginning to negotiate a collective bargaining agreement.

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
Effective December 31, 2016, ABX modified its unfunded, non-pilot retiree medical plan to terminate benefits to all participants. Retired participants were directed to public healthcare exchanges for more flexible and lower cost alternatives. As a result, ABX settled $0.6 million of retiree medical obligations.

Funded Status  (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2016	2015	2016	2015
Accumulated benefit obligation	$791,182	$777,320	$4,231	$4,999
Change in benefit obligation
Obligation as of January 1	$777,320	$807,992	$4,999	$6,163
Service cost	—	—	123	177
Interest cost	35,872	34,584	170	192
Plan transfers	1,226	2,558	—	—
Benefits paid	(33,593)	(32,696)	(667)	(788)
Curtailments and settlement	—	—	(560)	—
Actuarial (gain) loss	10,357	(35,118)	166	(745)
Obligation as of December 31	$791,182	$777,320	$4,231	$4,999
Change in plan assets
Fair value as of January 1	$672,153	$719,787	$—	$—
Actual gain on plan assets	69,836	(23,677)	—	—
Plan transfers	1,226	2,558	—	—
Employer contributions	6,263	6,181	667	788
Benefits paid	(33,593)	(32,696)	(667)	(788)
Fair value as of December 31	$715,885	$672,153	$—	$—
Funded status
Underfunded plans
Current liabilities	$(1,357)	$(1,346)	$(458)	$(626)
Non-current liabilities	$(73,940)	$(103,821)	$(3,773)	$(4,373)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2016	2015	2014	2016	2015	2014
Service cost	$—	$—	$—	$123	$177	239
Interest cost	35,872	34,584	39,517	170	192	286
Expected return on plan assets	(41,056)	(44,082)	(46,111)	—	—	—
Curtailments and settlements	—	—	11,660	(1,997)	—	—
Amortization of prior service cost	—	—	—	(103)	(542)	(3,487)
Amortization of net (gain) loss	13,472	7,170	(2)	160	292	321
Net periodic benefit cost (income)	$8,288	$(2,328)	$5,064	$(1,647)	$119	$(2,641)
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

Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2016	2015	2016	2015
Unrecognized prior service cost	$—	$—	$(51)	$(153)
Unrecognized net actuarial loss	112,506	144,402	1,893	449
Accumulated other comprehensive loss	$112,506	$144,402	$1,842	$296
The following table sets forth the amounts of unrecognized net actuarial loss and (gain) recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2017 (in thousands):

	Pension Plans	Post- Retirement Healthcare Plans
Amortization of actuarial loss	$7,746	$283
Prior Service Cost	—	(51)
Assumptions
Assumptions used in determining the funded status of ABX’s pension plans at December 31 were as follows:

	Pension Plans
	2016	2015	2014
Discount rate - crewmembers	4.50%	4.70%	4.35%
Discount rate - non-crewmembers	4.60%	4.75%	4.40%
Expected return on plan assets	6.25%	6.25%	6.25%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 3.55% for pilots at December 31, 2016. The discount rate used to determine post-retirement healthcare obligations was 3.65% for pilots and 3.35% for non-pilots at December 31, 2015. The discount rate used to determine post-retirement healthcare obligations was 3.35% for pilots and 3.30% for non-pilots at December 31, 2014. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not effect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2016	2015
Cash	1%	1%
Equity securities	30%	28%
Fixed income securities	64%	67%
Real estate	5%	4%
	100%	100%
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
Cash Flows
In 2016 and 2015, the Company made contributions to its defined benefit plans of $6.3 million and $6.2 million, respectively. The Company estimates that its contributions in 2017 will be approximately $4.5 million for its defined benefit pension plans and $0.5 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2017	$36,417	$458
2018	42,206	476
2019	41,937	509
2020	44,190	523
2021	46,201	536
Years 2022 to 2026	253,444	2,128
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
The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2016	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$3,469	$3,469
Corporate stock	20,818	—	20,818
Mutual funds	59,370	114,940	174,310
Fixed income investments	777	457,237	458,014
Benefit Plan Assets	$80,965	$575,646	$656,611

Investments measured at net asset value ("NAV")			59,273
Total benefit plan assets			$715,884

As of December 31, 2015	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$4,354	$4,354
Corporate stock	14,832	—	14,832
Mutual funds	46,991	99,056	146,047
Fixed income investments	4,954	443,600	448,554
Benefit Plan Assets	$66,777	$547,010	$613,787

Investments measured at net asset value ("NAV")			58,366
Total benefit plan assets			$672,153
Investments that were measured at NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. These investments include hedge funds, private equity and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
Real Estate—The real estate investment in a commingled trust account consists of publicly traded real estate investment trusts and collateralized mortgage backed securities as well as private market direct property investments. The valuations for the holdings in these investments are not based on readily observable inputs. These assets have been valued using NAV as a practical expedient.
Hedge Funds and Private Equity—These investments are not readily tradeable and have valuations that are not based on readily observable data inputs. The fair value of these assets is estimated based on information provided by the fund managers or the general partners. These assets have been valued using NAV as a practical expedient.

The following table presents investments measured at fair value based on NAV per share as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
As of December 31, 2016
Hedge Funds & Private Equity	$25,831	(1) (2)	90 days	$—
Real Estate	33,442	(3)	90 days	—
Total investments measured at NAV	$59,273			$—

As of December 31, 2015
Hedge Funds & Private Equity	$28,649	(1) (2)	90 days	$—
Real Estate	29,717	(3)	90 days	—
Total investments measured at NAV	$58,366			$—

(1) Quarterly - hedge funds
(2) None - private equity
(3) Monthly

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. Expenses for defined contribution retirement plans were $7.1 million, $5.7 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE I—INCOME TAXES
At December 31, 2016, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $40.2 million, which begin to expire in 2031 if not utilized before then. The deferred tax asset balance includes $1.8 million net of a $0.2 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets. At December 31, 2016 and 2015, the Company determined that, based upon projections of taxable income, it was more likely than not that the NOL CF’s will be realized prior to their expiration, accordingly, no allowance against these deferred tax assets was recorded.

The significant components of the deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31
	2016	2015
Deferred tax assets:
Net operating loss carryforward and federal credits	$20,596	$30,981
Warrants	4,746	—
Post-retirement employee benefits	27,060	36,589
Employee benefits other than post-retirement	13,785	13,773
Inventory reserve	2,727	2,924
Deferred revenue	7,728	8,650
Other	4,411	2,344
Deferred tax assets	81,053	95,261
Deferred tax liabilities:
Accelerated depreciation	(186,015)	(175,572)
Partnership items	(8,777)	(9,489)
State taxes	(8,564)	(6,830)
Valuation allowance against deferred tax assets	(229)	(229)
Deferred tax liabilities	(203,585)	(192,120)
Net deferred tax (liability)	$(122,532)	$(96,859)
The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2016	2015	2014
Current taxes:
Federal	$820	$524	$338
Foreign	—	—	—
State	151	371	345
Deferred taxes:
Federal	11,338	21,073	17,411
Foreign	—	—	—
State	1,085	1,440	1,608
Total deferred tax expense	12,423	22,513	19,019
Total income tax expense from continuing operations	$13,394	$23,408	$19,702
Income tax expense (benefit) from discontinued operations	$1,384	$1,178	$(1,262)

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3%	1.9%	2.5%
Tax effect of non-deductible warrant expense	4.0%	—%	—%
Tax effect of stock compensation	(3.4)%	—%	—%
Tax effect of other non-deductible expenses	1.6%	0.9%	0.8%
Other	(0.6)%	(0.4)%	(0.2)%
Effective income tax rate	38.9%	37.4%	38.1%
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	1.3%	1.3%	(1.3)%
Effective income tax rate	36.3%	36.3%	(36.3)%
The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist primarily of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2016, 2015 and 2014, the Company's unrecognized tax benefits were $0.0 million, $0.0 million and $0.0 million respectively. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2016, 2015 and 2014.
The Company began to file, effective in 2008, federal tax returns under a common parent of the consolidated group that includes ABX and all the wholly-owned subsidiaries, except for Pemco which was acquired on December 30, 2016. The returns for 2015, 2014 and 2013 related to the consolidated group remain open to examination. The consolidated federal tax returns prior to 2013 remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. Pemco filed returns on its own behalf prior to its acquisition by the Company. State and local returns filed for 2005 through 2015 are generally also open to examination by their respective jurisdictions, either in full or limited to net operating losses.

NOTE J—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. Accordingly, the Company entered into an interest rate swaps. The Company entered into a new interest rate swap in February 2016 having an initial value of $48.8 million and a forward start date of May 9, 2016. Under this swap, the Company pays a fixed rate of 1.09% and receives a floating rate that resets monthly based on LIBOR. Under the swap expiring in 2017, the Company pays a fixed rate of 1.1825% and receives a floating rate that resets monthly based on LIBOR.
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net gains on derivatives of $1.0 million, $0.9 million and $1.1 million for the years ending December 31, 2016, 2015 and 2014, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2016		December 31, 2015
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 9, 2016	2.020%	—	—	50,625	(247)
June 30, 2017	1.183%	43,125	(77)	50,625	(252)
May 5, 2021	1.090%	43,125	547	—	—

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of January 1, 2014	(31,072)	1,245	9	—	(29,818)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(90,400)	220	—	—	(90,180)
Foreign currency translation adjustment	—	—	—	(1,629)	(1,629)
Amounts reclassified from accumulated other comprehensive income:
Pension settlement	11,660	—	—	—	11,660
Actuarial costs (reclassified to salaries, wages and benefits)	(2)	321	—	—	319
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(3,487)	—	—	(3,487)
Hedging gain (reclassified to interest expense)	—	—	(42)	—	(42)
Income Tax (Expense) or Benefit	28,623	1,071	37	570	30,301
Other comprehensive income (loss), net of tax	(50,119)	(1,875)	(5)	(1,059)	(53,058)
Balance as of December 31, 2014	(81,191)	(630)	4	(1,059)	(82,876)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(32,640)	745	—	—	(31,895)
Foreign currency translation adjustment	—	—	—	(517)	(517)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	7,170	292	—	—	7,462
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(542)	—	—	(542)
Hedging gain (reclassified to interest expense)	—	—	(50)	—	(50)
Income Tax (Expense) or Benefit	9,359	(180)	46	181	9,406
Other comprehensive income (loss), net of tax	(16,111)	315	(4)	(336)	(16,136)
Balance as of December 31, 2015	(97,302)	(315)	—	(1,395)	(99,012)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	18,424	394	—	—	18,818
Foreign currency translation adjustment	—	—	—	(126)	(126)
Amounts reclassified from accumulated other comprehensive income:
Plan curtailment and settlement	—	(1,997)	—	—	(1,997)
Actuarial costs (reclassified to salaries, wages and benefits)	13,472	160	—	—	13,632
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(103)	—	—	(103)
Income Tax (Expense) or Benefit	(11,682)	560	—	44	(11,078)
Other comprehensive income (loss), net of tax	20,214	(986)	—	(82)	19,146
Balance as of December 31, 2016	(77,088)	(1,301)	—	(1,477)	(79,866)

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

	Year Ended December 31
	2016		2015		2014
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,157,659	$7.52	1,406,550	$6.21	1,477,762	$5.83
Granted	314,060	15.47	390,200	9.61	467,567	7.52
Converted	(329,200)	7.32	(498,491)	5.97	(404,179)	6.49
Expired	(92,750)	7.44	(126,800)	5.52	(116,800)	5.70
Forfeited	(9,200)	10.23	(13,800)	7.36	(17,800)	6.26
Outstanding at end of period	1,040,569	$9.97	1,157,659	$7.52	1,406,550	$6.21
Vested	472,294	$6.60	511,109	$6.03	555,927	$5.73
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $14.39, $9.22 and $7.44 for 2016, 2015 and 2014, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $19.65, $10.99 and $7.83 for 2016, 2015 and 2014, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2016, 2015 and 2014 using daily stock prices and using the following variables:

	2016	2015	2014
Risk-free interest rate	1.1%	0.9%	0.8%
Volatility	36.9%	41.5%	48.9%
For the years ended December 31, 2016, 2015 and 2014, the Company recorded expense of $3.2 million, $2.5 million and $2.9 million, respectively, for stock incentive awards. At December 31, 2016, there was $3.3 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2016, none of the awards were convertible, 338,919 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,256,394 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2018.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	December 31
	2016	2015	2014
Earnings from continuing operations	$21,060	$39,155	$32,074
Weighted-average shares outstanding for basic earnings per share	61,330	64,242	64,253
Common equivalent shares:
Effect of stock-based compensation awards	1,664	885	958
Weighted-average shares outstanding assuming dilution	62,994	65,127	65,211
Basic earnings per share from continuing operations	$0.34	$0.61	$0.50
Diluted earnings per share from continuing operations	$0.33	$0.60	$0.49
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 327,700 shares, 348,600 shares and 435,600 shares of restricted stock for 2016, 2015 and 2014, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share. The determination of diluted earnings per share requires the exclusion of the fair value re-measurement of the stock warrants recorded as a liability (see Note B), if such warrants have a anti-dilutive effect on earnings per share. The dilutive effect of the weighted-average shares outstanding was calculated using the treasury method. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants by the average stock price during the period and comparing that amount with the number of warrants outstanding. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was 1.9 million, eleven thousand and none at December 31, 2016, 2015 and 2014, respectively. The underlying warrants as of December 31, 2016, could result in 11.1 million additional shares of the Company's common stock if the warrants are settled by tendering cash.
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

NOTE N—SEGMENT INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings includes an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI and charter service agreements that the Company has with other customers. Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Company's other activities, which include mail and parcel handling services, as well as hub managements services for the USPS and AFS, the sale of aircraft parts, aircraft maintenance services, aircraft modifications, facility and ground equipment services, the sales of aviation fuel and other services, are not large enough to constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length market rates. Cash and cash equivalents are reflected in Assets - All other below.
The Company's segment information from continuing operations is presented below (in thousands):

	Year Ended December 31
	2016	2015	2014
Total revenues:
CAM	$195,092	$177,789	$166,303
ACMI Services	492,859	433,109	439,919
All other	262,539	161,995	142,294
Eliminate inter-segment revenues	(181,620)	(153,629)	(158,924)
Total	$768,870	$619,264	$589,592
Customer revenues:
CAM	$117,642	$93,395	$77,668
ACMI Services	492,859	431,989	439,919
All other	158,369	93,880	72,005
Total	$768,870	$619,264	$589,592
Depreciation and amortization expense:
CAM	$92,396	$87,765	$78,866
ACMI Services	41,487	37,526	29,929
All other	1,613	152	(541)
Total	$135,496	$125,443	$108,254
Segment earnings (loss):
CAM	$68,608	$57,457	$53,159
ACMI Services	(32,125)	(2,654)	(12,081)
All other	16,623	8,561	11,363
Net unallocated interest expense	(545)	(1,721)	(1,761)
Net gain (loss) on financial instruments	(18,107)	920	1,096
Pre-tax earnings from continuing operations	$34,454	$62,563	$51,776
The Company's assets are presented below by segment (in thousands):

	December 31,	December 31,	December 31,
	2016	2015	2014
Assets:
CAM	$971,986	$804,776	$798,508
ACMI Services	164,489	154,852	133,861
All other	122,855	82,093	78,834
Total	$1,259,330	$1,041,721	$1,011,203
Interest expense allocated to CAM was $10.6 million, $9.4 million and $11.8 million for the years ending December 31, 2016, 2015 and 2014, respectively.
During 2016, the Company had capital expenditures of $30.8 million and $227.9 million for the ACMI Services and CAM segments, respectively.

Entity-Wide Disclosures
The Company had revenues of approximately $168.2 million, $206.5 million and $205.0 million for 2016, 2015 and 2014, respectively, derived from aircraft leases in foreign countries or routes with flights departing from or arriving in foreign countries. All revenues from the CMI agreement with DHL and the ATSA agreement with AFS are attributed to U.S. operations. As of December 31, 2016 and 2015, the Company had 12 and 17 aircraft, respectively, deployed outside of the United States.
CAM's revenues include $17.4 million, $12.6 million and $11.5 million for 2016, 2015 and 2014, respectively, for engine and other maintenance related payments from customers. The Company's external customers revenues from other activities for the years ended December 31, 2016, 2015 and 2014 are presented below (in thousands):

	December 31,
	2016	2015	2014
Mail and package handling services	$103,191	$47,307	$34,025
Aircraft maintenance, modifications and part sales	40,754	33,687	26,393
Facility and ground equipment services	12,709	11,490	11,119
Other	1,715	1,396	468
Total customer revenues	$158,369	$93,880	$72,005
Mail and package handling services include mail sorting, parcel handling and logistical support to the USPS at five facilities and similar services at certain AFS hub and gateway locations in the U.S. None of these operations are large enough to constitute a reportable segment.

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

	December 31
	2016	2015
Liabilities
Employee compensation and benefits	$19,885	$23,400
Post-retirement	5,663	10,929
Total Liabilities	$25,548	$34,329
The revenues and pre-tax earnings of the discontinued operations are below (in thousands):

	December 31
	2016	2015	2014
Pre-tax earnings (loss)	$3,813	$3,245	$(3,477)

NOTE P—QUARTERLY RESULTS (Unaudited)
The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016 (1)
Revenues from continuing operations	$177,385	$176,549	$193,261	$221,675
Operating income from continuing operations	15,351	15,801	14,456	18,140
Net earnings (loss) from continuing operations	8,171	11,528	2,116	(755)
Net earnings from discontinued operations	47	47	47	2,287
Weighted average shares:
Basic	63,636	63,267	59,379	59,083
Diluted	65,057	66,763	60,283	59,083
Earnings per share from continuing operations
Basic	$0.13	$0.18	$0.04	$(0.01)
Diluted	$0.13	$0.12	$0.04	$(0.01)
2015
Revenues from continuing operations	$147,025	$148,353	$142,305	$181,581
Operating income from continuing operations	17,529	19,794	12,917	22,550
Net earnings from continuing operations	8,895	10,570	6,347	13,343
Net earnings from discontinued operations	214	214	214	1,425
Weighted average shares:
Basic	64,454	64,541	64,239	63,742
Diluted	65,337	65,471	65,171	64,536
Earnings per share from continuing operations
Basic	$0.14	$0.16	$0.10	$0.21
Diluted	$0.14	$0.16	$0.10	$0.21

1.
During 2016, the Company recorded a $0.4 million loss, a $5.8 million gain, a $8.8 million loss and a $15.6 million loss on the remeasurement of financial instruments related to the warrants issued to Amazon for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on management’s assessment of those criteria, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

March 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Air Transport Services Group, Inc.
Wilmington, Ohio
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 8, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s three principal customers.
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 8, 2017

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.”
Executive Officers
The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	62
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

Quint O. Turner	54
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

Richard F. Corrado	57	Chief Commercial Officer, Air Transport Services Group, Inc., and President of Cargo Aircraft Management, Inc. since April 2010. President of Airborne Global Solutions, Inc. since July 2010.

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

W. Joseph Payne	53
Chief Legal Officer & Secretary, Air Transport Services Group, Inc., since May 2016; Senior Vice President, Corporate General Counsel and Secretary, Air Transport Services Group, Inc., since February 2008; and Vice President, General Counsel and Secretary, ABX Air, Inc. since January 2004.

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

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are incorporated herein by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements
The following are filed in Part II, item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2016	$415,336	$1,006,307	$157,432	$1,264,211
December 31, 2015	811,875	138,310	534,849	415,336
December 31, 2014	716,913	137,555	42,593	811,875
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

3.2	Amended and Restated Bylaws of Air Transport Services Group, Inc., reflecting amendments through May 10, 2013. (16)

Material Contracts

10.1	Director compensation fee summary. (8)
10.2	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (2)

10.3	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (3)

10.4	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (4)

10.5	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (5)

10.6	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (7)

10.7	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (7)

10.8	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009 (6), as amended by Amendment to the Guaranty dated as of January 14, 2015 (20)

10.9	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.10	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.11	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (18)

10.12	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (10)

10.13
Credit Agreement, dated as of May 9, 2011, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent. (11)

10.14	Guarantee and Collateral Agreement, dated as of May 9, 2011, made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent. (11)

10.15	Amendment to Confidentiality and Standstill Agreement, dated as of June 11, 2012, between Air Transport Services Group, Inc. and Red Mountain Capital Partners LLC. (12)

10.16	Form of amended and restated change-in-control agreement in effect between Air Transport Services Group, Inc. and its executive officers. (14)

10.17
Amendment to the Credit Agreement, dated July 20, 2012, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent. (13)

10.18	Amended and Restated Lease Agreement, dated December 27, 2012, between Clinton County Port Authority and Air Transport Services Group, Inc. (15)

10.19	Loan Agreement, Chapter 166, Ohio Revised Code, dated December 1, 2012, between the Director of Development Services Agency of Ohio and Clinton County Port Authority. (15)

10.20
Guaranty Agreement, dated December 1, 2012, among Air Transport Services Group, Inc., Airborne Maintenance and Engineering Services, Inc., Air Transport International, LLC, Clinton County Port Authority, the Directory of Development Services Agency of Ohio, and the Huntington National Bank. (15)

10.21	Lease Agreement for the Jump Hangar Facility, dated December 1, 2012, between Clinton County Port Authority and Air Transport International, LLC. (15)

10.22
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated December 1, 2012, among Air Transport International, LLC and the Director of Development Services Agency of Ohio. (15)

10.23
Bond Purchase Agreement, dated December 13, 2012, among the State of Ohio, acting by and through its Treasurer of State, the Development Services Agency of Ohio, acting by and through a duly authorized representative, Clinton County Port Authority, Air Transport International, LLC and Stifel, Niolaus & Company, Inc. (15)

10.24	Air Transport Services Group, Inc. Nonqualified Deferred Compensation Plan, dated October 31, 2013. (17)

10.25
Second Amendment to the Credit Agreement, dated October 22, 2013, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agents. (17)

10.26
Third Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated May 6, 2014, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders", and SunTrust Bank as Administrative Agent. (19)

10.27
Amended and Restated Air Transportation Services Agreement between DHL Network Operations (USA), Inc., ABX Air, Inc. and Cargo Aircraft Management, Inc., dated January 14, 2015. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (20)

10.28
Fifth Amendment to Credit Agreement, dated May 8, 2015, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders" and SunTrust Bank, in its capacity as Administrative Agent. (21)

10.29
Air Transportation Services Agreement, dated as of March 8, 2016, by and between Airborne Global Solutions, Inc. and Amazon Fulfillment Services Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (22)

10.30
Investment Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (22)

10.31
Warrant to Purchase Common Stock, issued March 8, 2016, by and between Air Transport Services Group, Inc. and Amazon.com. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (22)

10.32
Stockholders Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (22)

10.33
Amended and Restated Credit Agreement, dated as of May 31, 2016, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents and Bank of America, N.A., as Documentation Agent. (23)

10.34	Guarantee and Collateral Agreement made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent, dated as of May 31, 2016. (23)

10.35	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified August 5, 2016. (23)

10.36	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2015 Amended and Restated Long-Term Incentive Plan. (24)

10.37	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2015 Amended and Restated Long-Term Incentive Plan. (24)

10.38	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2015 Amended and Restated Long-Term Incentive Plan. (24)

10.39	Stock Purchase Agreement, dated June 21, 2016, between Air Transport Services Group, Inc. and Red Mountain Partners, L.P. (25)

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (1)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	The Company's Code of Ethics can be accessed from the Company's Internet website at www.atsginc.com.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2006.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission.

(8)
Incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed April 1, 2016 with the Securities and Exchange Commission.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.

(10)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2011.

(12)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2012.

(13)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 24, 2012.

(14)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2012.

(15)
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

(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.

(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016.

(24)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2016.

(25)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 27, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2017
Joseph C. Hete
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ RANDY D. RADEMACHER	Director and Chairman of the Board	March 8, 2017
Randy D. Rademacher

/S/ RICHARD M. BAUDOUIN	Director	March 8, 2017
Richard M. Baudouin

/S/ JOSEPH C. HETE	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2017
Joseph C. Hete

/S/ J. CHRISTOPHER TEETS	Director	March 8, 2017
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 8, 2017
Jeffrey J. Vorholt

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2017
Quint O. Turner