Form 10-Q
period 2017-03-31
Air Transport Services Group, Inc.
filed 2017-05-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 000-50368
________________________________________________________________
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware	26-1631624
(State of Incorporation)	(I.R.S. Employer Identification No.)

145 Hunter Drive, Wilmington, OH	45177
(Address of Principal Executive Offices)	(Zip Code)

937-382-5591
(Registrant’s telephone number, including area code)
 ________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of May 8, 2017, 59,533,749 shares of the registrant’s common stock, par value $0.01, were outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in the Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017.
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

FORWARD LOOKING STATEMENTS
Statements contained in this Quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “projects,” “believes,” “anticipates,” “will,” “estimates,” “plans,” “expects,” “intends” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2016 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31
	2017	2016
REVENUES	$237,917	$177,385
OPERATING EXPENSES
Salaries, wages and benefits	72,663	52,419
Depreciation and amortization	36,442	32,534
Maintenance, materials and repairs	24,601	27,343
Fuel	34,841	16,631
Travel	7,366	4,808
Contracted ground and aviation services	20,687	10,868
Rent	3,286	2,627
Landing and ramp	5,299	3,651
Insurance	1,262	1,149
Other operating expenses	13,717	10,004
	220,164	162,034
OPERATING INCOME	17,753	15,351
OTHER INCOME (EXPENSE)
Interest income	32	24
Net gain (loss) on financial instruments	1,869	(528)
Interest expense	(3,548)	(2,699)
	(1,647)	(3,203)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,106	12,148
INCOME TAX EXPENSE	(6,310)	(3,977)
EARNINGS FROM CONTINUING OPERATIONS	9,796	8,171
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	192	47
NET EARNINGS	$9,988	$8,218

BASIC EARNINGS PER SHARE
Continuing operations	$0.17	$0.13
Discontinued operations	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.17	$0.13

DILUTED EARNINGS PER SHARE
Continuing operations	$0.13	$0.13
Discontinued operations	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.13	$0.13

WEIGHTED AVERAGE SHARES
Basic	59,133	63,636
Diluted	64,949	65,057

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31
	2017	2016
NET EARNINGS	$9,988	$8,218
OTHER COMPREHENSIVE INCOME:
Defined benefit pension	1,234	2,146
Defined benefit post-retirement	37	9
Foreign currency translation	37	257

TOTAL COMPREHENSIVE INCOME, NET OF TAXES	$11,296	$10,630

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,631	$16,358
Accounts receivable, net of allowance of $1,273 in 2017 and $1,264 in 2016	83,981	77,247
Inventory	18,454	19,925
Prepaid supplies and other	24,481	19,123
TOTAL CURRENT ASSETS	154,547	132,653
Property and equipment, net	1,057,877	1,000,992
Other assets	82,799	80,099
Goodwill and acquired intangibles	45,588	45,586
TOTAL ASSETS	$1,340,811	$1,259,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,269	$60,704
Accrued salaries, wages and benefits	27,032	37,044
Accrued expenses	9,553	10,324
Current portion of debt obligations	26,531	29,306
Unearned revenue	25,233	18,407
TOTAL CURRENT LIABILITIES	164,618	155,785
Long term debt	481,886	429,415
Post-retirement obligations	74,674	77,713
Other liabilities	51,294	52,542
Stock warrants	97,831	89,441
Deferred income taxes	129,425	122,532
TOTAL LIABILITIES	999,728	927,428
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 85,000,000 shares authorized; 59,563,749 and 59,461,291 shares issued and outstanding in 2017 and 2016, respectively	596	595
Additional paid-in capital	441,300	443,416
Accumulated deficit	(22,255)	(32,243)
Accumulated other comprehensive loss	(78,558)	(79,866)
TOTAL STOCKHOLDERS’ EQUITY	341,083	331,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,340,811	$1,259,330

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2017	2016
OPERATING ACTIVITIES:
Net earnings from continuing operations	$9,796	$8,171
Net earnings from discontinued operations	192	47
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,033	32,534
Pension and post-retirement	1,995	3,382
Deferred income taxes	6,149	3,831
Amortization of stock-based compensation	784	654
Net (gain) loss on financial instruments	(1,869)	528
Changes in assets and liabilities:
Accounts receivable	(6,487)	219
Inventory and prepaid supplies	(4,413)	1,341
Accounts payable	6,932	(1,995)
Unearned revenue	4,765	(2,719)
Accrued expenses, salaries, wages, benefits and other liabilities	(9,911)	(920)
Pension and post-retirement assets	(3,039)	(2,196)
Other	283	1,432
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,210	44,309
INVESTING ACTIVITIES:
Capital expenditures	(83,786)	(71,673)
Acquisitions and investments in businesses	(640)	—
Redemption of long term deposits	4,725	—
NET CASH (USED IN) INVESTING ACTIVITIES	(79,701)	(71,673)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(10,337)	(6,189)
Proceeds from borrowings	60,000	60,000
Purchase of common stock	(1,463)	(3,079)
Withholding taxes paid for conversion of employee stock awards	(1,436)	(1,231)
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,764	49,501

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,273	22,137
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,358	17,697
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,631	$39,834

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$3,406	$2,587
Federal alternative minimum and state income taxes paid	$113	$—
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued capital expenditures	$18,251	$7,084

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
Basis of Presentation
The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the financial statements reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of management, but actual results could differ materially from those estimates.
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
In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07"). ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost would be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The standard is effective for annual periods beginning after December 15, 2017 and should be applied retrospectively. The Company anticipates the standard will impact the Operating Income subtotal as reported in the Company's Consolidated Statement of Operations by excluding interest expense, investment returns and other non service cost components of retiree benefit expenses. Information about interest expense, investment returns and other components of retiree benefit expenses can be found in Note H.
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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of the standard on the its financial statements and disclosures.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 26% and 36% of the Company's consolidated revenues from continuing operations for the three month periods ending March 31, 2017 and 2016, respectively. The Company’s balance sheets include accounts receivable with DHL of $6.1 million and $7.3 million as of March 31, 2017 and December 31, 2016, respectively.
The Company leases 16 Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides Boeing 767 and Boeing 757 air cargo transportation services for DHL through additional ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown. The Company also provides ground equipment, such as power units, air starts and related maintenance services to DHL under separate agreements.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon Fulfillment Services, Inc. ("AFS"), a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that are or will be leased and operated under the ATSA. The ATSA became effective on April 1, 2016. As of March 31, 2017, the Company has leased 16 aircraft to AFS and is obligated to lease four more Boeing 767-300 aircraft to AFS during 2017 to meet its 20 aircraft commitment.
Revenues from aircraft leases and related services performed for AFS comprised approximately 41% and 19% of the Company's consolidated revenues from continuing operations for the three month periods ending March 31, 2017 and 2016, respectively. The Company’s balance sheets include accounts receivable with AFS of $32.9 million and $24.6 million as of March 31, 2017 and December 31, 2016, respectively.
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
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. During the first quarter of 2017, 1.3 million additional warrants vested in conjunction with the execution of two aircraft leases. As of March 31, 2017, the Company's liabilities reflected 12.34 million warrants having a fair value of $7.93 per share. As of March 31, 2017, the re-measurements of the warrants to fair value resulted in a non-operating gain of $1.7 million before the effect of income taxes. As of March 31, 2017, an additional 2.6 million warrants are expected to vest as AFS leases four aircraft from the Company.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 7% and 15% of the Company's total revenues from continuing operations for the three month periods ending March 31, 2017 and 2016, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $5.7 million and $7.0 million as of March 31, 2017 and December 31, 2016, respectively.

NOTE C—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
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
The carrying amounts of goodwill are as follows (in thousands):

	CAM	All Other	Total
Carrying value as of December 31, 2016	$34,395	$2,738	$37,133
Purchase price adjustment	—	140	140
Carrying value as of March 31, 2017	$34,395	$2,878	$37,273
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2016	$3,000	$5,453	$8,453
Amortization	—	(138)	(138)
Carrying value as of March 31, 2017	$3,000	$5,315	$8,315
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship and STC intangibles, over 4 to 7 years.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft from the Company. The Company accounts for West using the equity method of accounting. The Company’s carrying value of West was $9.3 million and $9.9 million at March 31, 2017 and December 31, 2016, respectively, including $5.5 million of excess purchase price over the Company's fair value of West's net assets in January of 2014. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets.
Stock warrants issued to a lessee (see Note B) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2016	$54,730
Warrants granted	10,050
Amortization	(2,591)
Carrying value as of March 31, 2017	$62,189
The lease incentive began to amortize in April 2016, with the commencement of certain aircraft leases over the duration of the related leases.

NOTE D—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swaps are reported on the Company’s consolidated balance sheets at fair values based on market values from identical or comparable transactions. The fair value of the Company’s money market funds, stock warrants and interest rate swaps are based on observable inputs (Level 2) from comparable market transactions. The fair value of the stock warrant obligation was determined using a Black-Scholes pricing model which considers the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected dividend yield, and the risk-free interest rate. The use of significant unobservable inputs (Level 3) was not necessary in determining the fair value of the Company’s financial assets and liabilities.
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2017	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$6,482	$—	$6,482
Interest rate swap	—	697	—	697
Total Assets	$—	$7,179	$—	$7,179
Liabilities
Interest rate swap	$—	$(17)	$—	$(17)
Stock warrant obligation	—	(97,831)	—	(97,831)
Total Liabilities	$—	$(97,848)	$—	$(97,848)

As of December 31, 2016	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$482	$—	$482
Interest rate swap	—	547	—	547
Total Assets	$—	$1,029	$—	$1,029
Liabilities
Interest rate swap	$—	$(77)	$—	$(77)
Stock warrant obligation	—	(89,441)	—	(89,441)
Total Liabilities	$—	$(89,518)	$—	$(89,518)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $4.9 million more than the carrying value, which was $508.4 million at March 31, 2017. As of December 31, 2016, the fair value of the Company’s debt obligations was approximately $0.2 million more than the carrying value, which was $458.7 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Flight equipment	$1,546,545	$1,541,872
Ground equipment	49,348	49,229
Leasehold improvements, facilities and office equipment	28,081	27,364
Aircraft modifications and projects in progress	188,392	113,518
	1,812,366	1,731,983
Accumulated depreciation	(754,489)	(730,991)
Property and equipment, net	$1,057,877	$1,000,992
CAM owned aircraft with a carrying value of $558.7 million and $524.3 million that were under leases to external customers as of March 31, 2017 and December 31, 2016, respectively.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Unsubordinated term loan	$81,765	$85,636
Revolving credit facility	415,000	355,000
Aircraft loans	11,652	18,085
Total long term obligations	508,417	458,721
Less: current portion	(26,531)	(29,306)
Total long term obligations, net	$481,886	$429,415
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. Effective March 31, 2017, the Company executed an amendment to the Senior Credit Agreement (the "Seventh Credit Agreement"). The Seventh Credit Agreement extended the maturity of the term loan and revolving facility to May 30, 2022, increased the capacity of the Revolving credit facility by $120.0 million to $545.0 million and preserved the accordion feature such that the Company can still draw up to an additional $100.0 million subject to the lenders' consent. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. The revolving credit facility has permitted additional indebtedness of $150.0 million. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 125% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million.
The balances of the unsubordinated term loan are net of debt issuance costs of $0.7 million and $0.6 million for the periods ending March 31, 2017 and December 31, 2016, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 2.99% and 2.99%, respectively. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of March 31, 2017, the unused revolving credit facility totaled $121.1 million, net of draws of $415.0 million and outstanding letters of credit of $8.9 million.

The aircraft loans are collateralized by three aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2017 and early 2018. Interest rates range from 6.74% to 7.06% per annum payable monthly.
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
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. At March 31, 2017, the Company was committed to acquire and modify additional Boeing 767-300 passenger aircraft into standard freighter aircraft. In addition to six Boeing 767-300 aircraft that were in the modification process at March 31, 2017, the Company is committed to induct eight more aircraft into the freighter modification process through 2018. As of March 31, 2017, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $163.7 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI.
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
Employees Under Collective Bargaining Agreements
As of March 31, 2017, the flight crewmember employees of ABX and ATI and flight attendant employees of ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	8.8%
ATI	Air Line Pilots Association	6.7%
In addition, the Company has approximately 40 flight attendants that are represented by a recognized labor unit and are beginning to negotiate a collective bargaining agreement.

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
The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement costs. The assumptions considered most sensitive in actuarially valuing ABX’s pension obligations and determining related expense amounts are discount rates and expected long term investment returns on plan assets. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations. Effective December 31, 2016, ABX modified its unfunded, non-pilot retiree medical plan to terminate benefits to all participants. Retired participants were directed to public healthcare exchanges for more flexible and lower cost alternatives. As a result, ABX settled all retiree medical obligations.
The Company's net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2017	2016	2017	2016
Service cost	$—	$—	$39	$31
Interest cost	8,775	8,968	36	42
Expected return on plan assets	(10,930)	(10,264)	—	—
Amortization of prior service cost	—	—	(13)	(26)
Amortization of net loss	1,937	3,368	71	40
Net periodic benefit (income) cost	$(218)	$2,072	$133	$87

During the three month periods ending March 31, 2017, the Company contributed $0.8 million to the pension plans. The Company expects to contribute an additional $3.7 million during the remainder of 2017.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income tax expense recorded through March 31, 2017 utilized a 38.7% rate based upon year-to-date income and projected results for the full year. Additionally, the Company recorded discrete tax items for the conversion of employee stock awards and the issuance of stock warrants during the first quarter of 2017, resulting in an effective tax rate of 39.2%. The final effective tax rate applied to 2017 will depend on the actual amount of pre-tax book earnings by the Company for the full year, the additional conversions of employee stock awards, issuance of stock warrants and other items.
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

NOTE J—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. Accordingly, the Company entered into interest rate swaps. The Company entered into a new interest rate swap in February 2017 having an initial value of $39.4 million and a forward start date of June 30, 2017. Under this swap, the Company pays a fixed rate of 1.703% and receives a floating rate that resets monthly based on LIBOR. The table below provides information about the Company’s interest rate swaps (in thousands):

		March 31, 2017		December 31, 2016
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
June 30, 2017	1.183%	41,250	(17)	43,125	(77)
May 5, 2021	1.090%	41,250	643	43,125	547
May 30, 2021	1.703%	39,375	54	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded the net effects on derivatives of a $0.2 million gain and a $0.1 million loss for the three month periods ending March 31, 2017 and 2016, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three month periods ending March 31, 2017 and 2016 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of December 31, 2015	(97,302)	(315)	(1,395)	(99,012)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	392	392
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,368	40	—	3,408
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(26)	—	(26)
Income tax expense	(1,222)	(5)	(135)	(1,362)
Other comprehensive income, net of tax	2,146	9	257	2,412
Balance as of March 31, 2016	(95,156)	(306)	(1,138)	(96,600)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of December 31, 2016	(77,088)	(1,301)	(1,477)	(79,866)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	58	58
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,937	71	—	2,008
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(13)	—	(13)
Income tax expense	(703)	(21)	(21)	(745)
Other comprehensive income, net of tax	1,234	37	37	1,308
Balance as of March 31, 2017	(75,854)	(1,264)	(1,440)	(78,558)

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

	Three Months Ended
	March 31, 2017		March 31, 2016
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,040,569	$9.97	1,157,659	$7.52
Granted	243,940	17.52	294,060	15.43
Converted	(173,210)	9.69	(160,500)	7.20
Expired	—	—	—	—
Forfeited	(3,800)	13.66	—	—
Outstanding at end of period	1,107,499	$11.66	1,291,219	$9.37
Vested	324,599	$6.39	338,919	$6.12
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2017 was $16.72, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2017 was $20.18. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.7% and a volatility of 34.7% based on volatility over three years using daily stock prices.
For the three month periods ending March 31, 2017 and 2016, the Company recorded expense of $0.8 million and $0.7 million, respectively, for stock incentive awards. At March 31, 2017, there was $6.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2017, none of the awards were convertible, 324,599 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,360,474 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2019.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending March 31,
	2017	2016
Numerator:
Earnings from continuing operations - basic	$9,796	$8,171
Gain from stock warrant revaluation, net of tax	(1,539)	—
Earnings from continuing operations - diluted	$8,257	$8,171

Denominator:
Weighted-average shares outstanding - basic	59,133	63,636
Common equivalent shares:
Effect of stock-based compensation awards	684	809
Effect of stock warrants	5,132	612
Weighted-average shares outstanding assuming dilution	64,949	65,057

Basic earnings per share from continuing operations	$0.17	$0.13
Diluted earnings per share from continuing operations	$0.13	$0.13
The determination of diluted earnings per share requires the exclusion of the fair value re-measurement of the stock warrants recorded as a liability (see Note B), if such warrants have a anti-dilutive effect on earnings per share. The dilutive effect of the weighted-average shares outstanding was calculated using the treasury method. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants by the average stock price during the period and comparing that amount with the number of warrants outstanding. The underlying warrants as of March 31, 2017, could result in 12.3 million additional shares of the Company's common stock if the warrants are settled by tendering cash. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, was none and none during the three month periods ending March 31, 2017 and 2016, respectively.

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

The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending March 31,
	2017	2016
Total revenues:
CAM	$47,978	$51,726
ACMI Services	144,949	114,956
All other	89,206	55,011
Eliminate inter-segment revenues	(44,216)	(44,308)
Total	$237,917	$177,385
Customer revenues:
CAM	$30,782	$28,761
ACMI Services	144,949	114,956
All other	62,186	33,668
Total	$237,917	$177,385
Depreciation and amortization expense:
CAM	$24,301	$22,730
ACMI Services	11,072	9,544
All other	1,069	260
Total	$36,442	$32,534
Segment earnings (loss):
CAM	$13,330	$19,510
ACMI Services	(3,705)	(10,356)
All other	4,783	3,868
Net unallocated interest expense	(171)	(346)
Net gain (loss) on financial instruments	1,869	(528)
Pre-tax earnings from continuing operations	$16,106	$12,148
The Company's assets are presented below by segment (in thousands):

	March 31,	December 31,
	2017	2016
Assets:
CAM	$1,035,730	$971,986
ACMI Services	182,190	164,489
All other	122,891	122,855
Total	$1,340,811	$1,259,330
Interest expense allocated to CAM was $3.3 million and $2.3 million for the three month periods ending March 31, 2017 and 2016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2016.

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
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. DHL accounted for 26% of the Company's consolidated revenues for the first three months of 2017, compared with 36% of the Company's consolidated revenues in the corresponding period in 2016. As of March 31, 2017, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL, 13 of which were being operated by the Company's airlines for DHL under a crew, maintenance and insurance ("CMI") agreement. Additionally, the airlines operated four CAM-owned Boeing aircraft under other operating arrangements with DHL.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon Fulfillment Services, Inc. ("AFS"), a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. As of March 31, 2017, the Company, through CAM, leased 12 Boeing 767-200 freighter aircraft and four Boeing 767-300 freighter aircraft to AFS. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary, LGSTX Services, Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that will be leased and operated under the ATSA. The ATSA became effective on April 1, 2016.
Revenues from continuing operations performed for AFS comprised approximately 41% of the Company's consolidated revenues from continuing operations for the three month period ending March 31, 2017, compared with 19% of the Company's consolidated revenues from continuing operations during the corresponding period in 2016.
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
U.S. Military
The U.S. Military comprised 7% and 15% of the Company's consolidated revenues from continuing operations during the three month periods ending March 31, 2017 and 2016, respectively.
Fleet Summary 2017
As of March 31, 2017, the combined operating fleet of owned freighter aircraft consisted of 36 Boeing 767-200 aircraft, 17 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. At March 31, 2017, the Company owned nine Boeing 767-300 aircraft and one Boeing 737-400 that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first three months of 2017 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft purchased in the previous year and began to lease that aircraft, which is being operated by ATI, under a multi-year lease to AFS.
- CAM leased one Boeing 767-300 freighter aircraft, which was modified during 2016, to AFS under a multi-year lease. ATI was separately contracted to operate that aircraft.
- An external lessee returned one Boeing 767-200 freighter aircraft to CAM, which was leased to ABX.
- ABX returned one Boeing 767-200 freighter to CAM and that aircraft was subsequently leased to an external customer.
- CAM purchased three Boeing 767-300 passenger aircraft during the first quarter of 2017 for the purpose of converting the aircraft into standard freighter configuration.
- The Company purchased one Boeing 737-400 passenger aircraft during the first quarter of 2017 for the purpose of converting the aircraft into standard freighter configuration.

The Company’s cargo aircraft fleet is summarized below as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	6	29	35	6	29	35
Boeing 767-300	3	14	17	4	12	16
Boeing 757-200	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Total	17	43	60	18	41	59
Other aircraft
Owned Boeing 767-300 under modification	—	9	9	—	7	7
Owned Boeing 737-400 under modification	—	1	1	—	—	—
Owned Boeing 767 available or staging for lease	—	1	1	—	1	1
As of March 31, 2017, ABX and ATI were leasing 17 in-service aircraft internally from CAM for use in ACMI Services. As of March 31, 2017, seven of CAM's 29 Boeing 767-200 aircraft shown in the aircraft fleet table above and six of the 14 Boeing 767-300 aircraft were leased to DHL and operated by ABX. Additionally, twelve of CAM's 29 Boeing 767-200 aircraft and four of CAM's 14 Boeing 767-300 aircraft were leased to AFS and operated by ABX or ATI. CAM leased the other ten Boeing 767-200 aircraft and four Boeing 767-300 aircraft to external customers, including three Boeing 767-200 aircraft to DHL that are being operated by a DHL-owned airline. The carrying values of the total in-service fleet as of March 31, 2017 was $791.1 million compared to $793.9 million as of December 31, 2016. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $60.5 million to $237.9 million during the first quarter of 2017 compared to 2016. Excluding directly reimbursed revenues, customer revenues increased $37.0 million, or 23% during the first quarter of 2017 compared with 2016. External customer revenues increased for the first quarter of 2017 compared to 2016 due to additional aircraft leases, expanded ACMI services for AFS, additional aircraft maintenance services and additional logistics services, also for AFS.
The consolidated net earnings from continuing operations were $9.8 million for the first quarter of 2017 compared to $8.2 million for 2016. The pre-tax earnings from continuing operations were $16.1 million for the first quarter of 2017 compared to $12.1 million, for 2016. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. On a pre-tax basis, earnings included net gains of $1.9 million and net losses of $0.5 million for the first quarters of 2017 and 2016, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon, to fair value. Pre-tax earnings for the first quarter of 2017 were also reduced by $2.6 million for the amortization of lease incentives given to AFS in the form of warrants. Additionally, pre-tax earnings from continuing operations included $0.2 million and $2.2 million for the first quarters of 2017 and 2016, respectively, for the non-service component of retiree benefit plan costs. Pre-tax earnings for the first quarter of 2016 also included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were charged off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) were $17.0 million for the first quarter of 2017 compared to $16.1 million for 2016.
Adjusted pre-tax earnings from continuing operations for the first quarter of 2017 improved compared to 2016, driven by additional revenues and improved financial results of airline operations. This growth in revenue was partially offset by the cost necessary to support expanded operations, including training costs related to new flight crews, higher aircraft depreciation expense and more employee expenses, particularly in our support logistical services.
A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending March 31,
	2017	2016
Revenues from Continuing Operations:
CAM
Aircraft leasing and related revenues	$50,569	$51,726
Lease amortization against revenue	(2,591)	—
Total CAM	47,978	51,726
ACMI Services
Airline services	108,066	101,653
Reimbursable	36,883	13,303
Total ACMI Services	144,949	114,956
Other Activities	89,206	55,011
Total Revenues	282,133	221,693
Eliminate internal revenues	(44,216)	(44,308)
Customer Revenues	$237,917	$177,385

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$13,330	$19,510
ACMI Services	(3,705)	(10,356)
Other Activities	4,783	3,868
Net unallocated interest expense	(171)	(346)
Net financial instrument re-measurement (loss) gain	1,869	(528)
Pre-Tax Earnings from Continuing Operations	16,106	12,148
Add other non-service components of retiree benefit costs, net	177	2,203
Add debt issuance costs from non-consolidating affiliate	—	1,229
Add lease incentive amortization	2,591	—
Add net loss (gain) on financial instruments	(1,869)	528
Adjusted Pre-Tax Earnings from Continuing Operations	$17,005	$16,108
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding non-service components of retiree benefit costs, gains and losses for the fair value re-measurement of financial instruments, lease incentive amortizations and the charge off of debt issuance costs from a non-consolidated affiliate during the first quarter of 2016. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
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

As of March 31, 2017, CAM had a fleet of 61 cargo aircraft in service condition, 17 of them leased internally to the Company's airlines, 43 leased to external customers and one that was being prepared for operations. One Boeing 767-300 passenger aircraft previously purchased, completed its modification to a freighter configuration and was leased to an external customer in March under a long-term contract. CAM has added five aircraft to its operating fleet since April 1, 2016.
CAM's revenues decreased $3.7 million during the first quarter of 2017 compared to 2016, primarily as a result of the amortization of the value of warrants issued to Amazon as a lease incentive. Revenues from external customers increased $2.0 to $30.8 million for the first quarter of 2017 compared to 2016, driven by additional aircraft leases. As of March 31, 2017 and 2016, CAM had 43 and 29 aircraft under lease to external customers, respectively. CAM's revenues from the Company's airlines declined to $17.2 million during the first quarter of 2017, compared to $23.0 million for 2016, reflecting the transition of CAM owned aircraft to long-term leases with external customers. Revenue levels for the first quarter of 2017 also included reductions in maintenance revenues, spare engine leasing, parts sales, and temporary revenue interruptions while transitioning aircraft between customers, compared to 2016.
CAM's pre-tax earnings, inclusive of an interest expense allocation, were $13.3 million and $19.5 million during the first quarters of 2017 and 2016, respectively. Decreased earnings reflect higher depreciation expense for additional Boeing 767-300 aircraft, increased interest allocation due to the higher debt levels and the amortization of the value of warrants issued to Amazon as a lease incentive.
During the first quarter of 2017, CAM purchased three 767-300 passenger aircraft for freighter conversion. As of March 31, 2017, all three of these Boeing 767-300 passenger aircraft and six Boeing 767-300 passenger aircraft purchased in 2016 were being modified from passenger to freighter configuration. The Company also purchased one Boeing 737-400 during the first quarter of 2017, and that aircraft was being modified from passenger to freighter configuration.
CAM's agreement to lease 20 Boeing 767 freighter aircraft to AFS includes 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Leases for six of these aircraft began in April 2016 and twelve more were executed as of May 1, 2017. To fulfill the 20 aircraft requirement for AFS, CAM plans to lease the last two Boeing 767-300 freighter aircraft to AFS by mid-2017, each for a seven year term.
CAM's operating results will depend on its ability to convert its passenger aircraft into freighters within planned costs and within the time frames of customers needs. Additionally, CAM's operating results will be negatively impacted by the amortization of additional warrants issuable to Amazon as a lease incentive.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of March 31, 2017, ACMI Services included 46 in-service aircraft, including 17 leased internally from CAM, 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under a CMI agreement, and 16 CAM-owned freighter aircraft which are under lease to AFS and operated by ATI and ABX under the ATSA.
Revenues from ACMI Services increased $30.0 million during the first quarter of 2017 compared with 2016 to $144.9 million. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $6.4 million. Improved revenues were driven by additional aircraft operations for AFS and reflect an 29% increase in billable block hours. As of March 31, 2017, ACMI Services were operating six more CAM-owned aircraft compared to March 31, 2016. Beginning in April 2016, in conjunction with the long-term leases executed between AFS and CAM, the related aircraft rent revenues for five aircraft operated for AFS during the first quarter of 2016 are reflected under CAM instead of ACMI Services.
ACMI Services incurred pre-tax losses of $3.7 million during the first quarter of 2017, compared to pre-tax losses of $10.4 million for 2016. Smaller pre-tax losses in 2017 compared to 2016 were also affected by expanded revenues, fewer scheduled airframe maintenance events during the first quarter of 2017 and decreased pension expenses. Scheduled airframe maintenance expense decreased $2.2 million during the first quarter of 2017 compared to 2016. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Pension expense for ACMI Services, including the non-service components of retiree benefit costs, decreased $2.0 million as actuarially determined for the first quarter of 2017, compared to 2016. Operating results for ACMI Services were negatively impacted by increased depreciation expense for four additional Boeing 767-300 aircraft in operation and reductions in CMI operations for DHL compared to 2016.
In May 2017, we added two CAM-owned Boeing 767-300 aircraft into ACMI Service for AFS and we expect to add two more by mid-2017, as the aircraft freighter modifications are completed. Additionally, we expect the level of cost related to new crew training and ramp-up, which was $4.1 million during the first quarter of 2017, to decline in the second quarter of 2017. Achieving profitability in ACMI Services will depend on a number of factors, including revenue levels for airline services, crewmember training costs, crewmember productivity, the level of pilot premium pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.
Other Activities
We provide related support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. The Company's aircraft maintenance, engineering and repair businesses, Airborne Maintenance and Engineering Services, Inc. ("AMES") and Pemco World Air Services, Inc. ("Pemco"), sell aircraft parts and provide aircraft maintenance and modification services. We also provide mail sorting, parcel handling and logistical support to the U.S. Postal Service (“USPS”) at five USPS facilities and similar services to certain AFS hubs and gateway locations in the U.S. We provide other ground services for our own airlines and external customers, including the sale of aviation fuel, the lease of ground equipment such as ground power units and cargo loaders, as well as facility and equipment maintenance services.
External customer revenues from all other activities were $62.2 million and $33.7 million for the first quarter of 2017 and 2016, respectively. Revenues from our mail sorting, parcel handling and logistical support services increased $13.0 million during the first quarter of 2017 compared to 2016, reflecting higher contractual costs and additional AFS locations. Additionally, airframe maintenance revenues from external customers increased by $15.6 million during the first quarter of 2017 compared to 2016, primarily due to the addition of Pemco which was acquired at the end of 2016. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The pre-tax earnings from other activities increased by $0.9 million to $4.8 million in the first quarter of 2017, reflecting increased revenues We expect earnings from parcel handling, logistical services, aviation fuel and other ground service to decline in 2017 as AFS transfers its hub operation from the airport in Wilmington, Ohio, which we operate, to the Cincinnati/Northern Kentucky International Airport.
Discontinued Operations
Pre-tax earnings related to the former sorting operations were $0.3 million for the first quarter of 2017 compared to $0.1 million for 2016. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub service agreement with DHL.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $20.2 million during the quarter ended March 31, 2017, compared to the corresponding period of 2016 and reflect a 25% increase for the number of employees since March 31, 2016. Increased expenses were driven by higher headcount for flight operations, maintenance services, package handling services and additional pilot premium pay while new crewmembers were being trained for our customers' expanding networks. Expenses for 2017 increased $9.4 million due to the addition of Pemco which was acquired at the end of 2016. Pension expense, including the non-service components of retiree benefit costs decreased $2.0 million due to higher investment returns during the previous year.
Depreciation and amortization expense increased $3.9 million during the quarter ended March 31, 2017, compared to the corresponding period of 2016. The increase in depreciation expense reflects incremental depreciation for five Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since April, 2016, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense decreased by $2.7 million during the quarter ended March 31, 2017, compared to the corresponding period of 2016. The decrease is primarily due to fewer airframe checks and related component repairs during the first quarter of 2017 compared to 2016. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.
Fuel expense increased by $18.2 million during the quarter ended March 31, 2017, compared to the corresponding period of 2016. Fuel expense includes the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL, AFS and other ACMI customers, as well as fuel used to position aircraft for service and for maintenance purposes. The increase in fuel expense was driven by a higher level of customer-reimbursed fuel which increased $21.3 million for the first quarter of 2017 compared to 2016. This increase reflects a 3% decrease in the average price per gallon of aviation fuel during the first quarter of 2017 compared to 2016.
Travel expense increased by $2.6 million during the quarter ended March 31, 2017, compared to the corresponding period of 2016. The increase reflects the higher level of employee headcount in airline operations during the first quarter of 2017 compared to 2016.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services and other airport services. Contracted ground and aviation services increased $9.8 million the quarter ended March 31, 2017, compared to the corresponding period of 2016, due to additional logistical support services for AFS gateways .
Rent expense increased by $0.7 million during the quarter ended March 31, 2017, compared to the corresponding period of 2016. Rent expense increased due to the acquisition of Pemco and for aircraft simulators to train new flight crews to support expanded customer networks.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.6 million during the quarter ended March 31, 2017, compared to the corresponding period of 2016, driven by additional flight operations. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Other operating expenses increased by $3.7 million during the quarter ended March 31, 2017, compared to the corresponding period of 2016. Other operating expenses include professional fees, employee training, utilities and the cost of parts sold to customers. Other operating expenses increased during the first quarter of 2017 by $2.9 million for the addition of Pemco, acquired at the end of 2016. Other operating expenses also increased due to pilot training costs for the expanded air networks.
Interest expense increased by $0.8 million during the quarter ended March 31, 2017, compared to the corresponding period of 2016. Interest expense increased due to a higher average debt level and interest rates on the Company's outstanding loans, offset by more capitalized interest related to our fleet expansion. Capitalized interest increased $0.3 million during the first quarter of 2017 to $0.5 million.
The Company recorded pre-tax net gains on financial instruments of $1.9 million during the quarter ended March 31, 2017, compared to losses of $0.5 million during the corresponding period of 2016. The 2017 gains are primarily a result of remeasuring, as of March 31, 2017, the fair value of the stock warrants granted to Amazon. An decrease in the fair value of the warrants since December 31, 2016, resulted in the non-cash, pre-tax gain of $1.7 million for the first quarter of 2017. The non-cash gains and losses resulting from quarterly re-measurements of the warrants may vary widely among quarters.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2017 have been estimated utilizing a 38.7% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective tax rate during a period.
The effective tax rate from continuing operations for the quarter ended March 31, 2017 was 39.2% and includes deferred tax expense related to the vesting of additional warrants for Amazon and the warrant re-measurement gain at the end of the period. The effective tax rate before including the effects of the warrants was 34.1% and 32.7% for the first quarters of 2017 and 2016, respectively. The effective tax rate increased for the first quarter of 2017 due to a larger apportionment of pre-tax earnings to states with higher income tax rates and a lower tax benefit related to the conversion of employee stock awards compared to the corresponding period of 2016.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $44.2 million and $44.3 million for the first three months of 2017 and 2016, respectively. Cash flows generated from operating activities remained flat during the first quarter of 2017 compared to 2016. The cash flows reflect improved operating results partially offset by a buildup in billable costs and customer receivables. Cash outlays for pension contributions were for the first three months of 2017 were $0.8 million compared to $0.7 million for the corresponding period of 2016.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $83.8 million and $71.7 million for the first three months of 2017 and 2016, respectively. Capital expenditures in 2017 included $54.3 million for the acquisition of three Boeing 767-300 aircraft and one Boeing 737-400 aircraft and freighter modification costs; $21.0 million for required heavy maintenance; and $8.5 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in the first quarter of 2016 included $52.8 million for the acquisition of four Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $4.5 million for required heavy maintenance; and $14.4 million for other equipment, including purchases of aircraft engines and rotables.
Net cash provided by financing activities was $46.8 million for the first three months of 2017 compared to $49.5 million in 2016. During the first three months of 2017, we drew $60.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending. We made scheduled debt principal payments of $10.3 million. Our borrowing activities were necessary to acquire and modify aircraft for deployment into air cargo markets. During the first quarter of 2017, we spent $1.5 million to buy 90,000 shares of the Company's common stock pursuant to a share repurchase plan authorized in 2014 and amended in May 2016 by the Board of Directors to repurchase up to $100 million of the Company's common stock.
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

Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $81.8 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $415.0 million, net of repayments, as of March 31, 2017. The revolving credit facility has a capacity of $545.0 million, permitted additional indebtedness of $150.0 million, and an accordion feature whereby the Company can draw up to an additional $100.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 125% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 2.99%.
At March 31, 2017, the Company had $27.6 million of cash balances. The Company had $121.1 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $8.9 million. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2017 and 2016, we were not involved in any material unconsolidated SPE transactions.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as certain disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. In certain cases, there are alternative policies or estimation techniques which could be selected. On an ongoing basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. Those factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.
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
No significant changes have occurred to the market risks the Company faces since information about those risks were disclosed in item 7A of the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2017.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is currently a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that it's ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2016 Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 8, 2017. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. All of the repurchases done by the Company during the first quarter of 2017 were in the open market. There is no expiration date for the repurchase program. The following table summarizes the Company's repurchases of its common stock during the first quarter of 2017:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2017 through January 31, 2017	30,000	$15.63	30,000	$25,616,016
February 1, 2017 through February 28, 2017	30,000	$16.99	30,000	$25,106,319
March 1, 2017 through March 31, 2017	30,000	$16.13	30,000	$24,622,407
Total for the quarter	90,000	$16.25	90,000	$24,622,407

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

10.1
First Amendment to the Amended and Restated Credit Agreement, dated as of March 31, 2017, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents and Bank of America, N.A., as Documentation Agent, filed herewith.

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

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	May 8, 2017

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 8, 2017	and Principal Accounting Officer)