Form 10-Q
period 2017-06-30
Air Transport Services Group, Inc.
filed 2017-08-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of August 8 2017, 59,123,112 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES	$253,211	$176,549	$491,128	$353,934
OPERATING EXPENSES
Salaries, wages and benefits	66,010	53,647	138,673	106,066
Depreciation and amortization	37,781	33,132	74,223	65,666
Maintenance, materials and repairs	37,588	30,345	67,870	60,772
Fuel	32,258	17,168	67,099	33,799
Contracted ground and aviation services	32,151	8,931	52,838	19,799
Travel	6,820	4,678	14,186	9,486
Landing and ramp	4,357	2,652	9,656	6,303
Rent	3,753	2,579	7,039	5,206
Insurance	955	1,087	2,217	2,236
Other operating expenses	8,590	6,529	16,626	13,449
	230,263	160,748	450,427	322,782
OPERATING INCOME	22,948	15,801	40,701	31,152
OTHER INCOME (EXPENSE)
Interest income	16	37	48	61
Net gain (loss) on financial instruments	(67,649)	5,558	(65,780)	5,030
Interest expense	(3,759)	(2,633)	(7,307)	(5,332)
	(71,392)	2,962	(73,039)	(241)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(48,444)	18,763	(32,338)	30,911
INCOME TAX EXPENSE	(5,474)	(7,235)	(11,784)	(11,212)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(53,918)	11,528	(44,122)	19,699
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	192	47	384	94
NET EARNINGS (LOSS)	$(53,726)	$11,575	$(43,738)	$19,793

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.91)	$0.18	$(0.75)	$0.31
Discontinued operations	—	—	0.01	—
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$(0.91)	$0.18	$(0.74)	$0.31

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.91)	$0.12	$(0.75)	$0.25
Discontinued operations	—	—	0.01	—
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$(0.91)	$0.12	$(0.74)	$0.25

WEIGHTED AVERAGE SHARES
Basic	59,035	63,267	59,084	63,452
Diluted	59,035	66,763	59,084	65,910

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET EARNINGS (LOSS)	$(53,726)	$11,575	$(43,738)	$19,793
OTHER COMPREHENSIVE INCOME:
Defined benefit pension	1,235	2,146	2,469	4,292
Defined benefit post-retirement	37	9	74	18
Foreign currency translation	99	53	136	310

TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAXES	$(52,355)	$13,783	$(41,059)	$24,413

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,020	$16,358
Accounts receivable, net of allowance of $1,380 in 2017 and $1,264 in 2016	75,303	77,247
Inventory	16,412	19,925
Prepaid supplies and other	23,918	19,123
TOTAL CURRENT ASSETS	178,653	132,653
Property and equipment, net	1,074,239	1,000,992
Other assets	86,526	80,099
Goodwill and acquired intangibles	45,455	45,586
TOTAL ASSETS	$1,384,873	$1,259,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,945	$60,704
Accrued salaries, wages and benefits	30,963	37,044
Accrued expenses	9,902	10,324
Current portion of debt obligations	20,133	29,306
Unearned revenue	22,480	18,407
TOTAL CURRENT LIABILITIES	161,423	155,785
Long term debt	508,152	429,415
Post-retirement obligations	71,866	77,713
Other liabilities	50,143	52,542
Stock warrants	177,850	89,441
Deferred income taxes	135,506	122,532
TOTAL LIABILITIES	1,104,940	927,428
Commitments and contingencies (Note G)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 85,000,000 shares authorized; 59,123,112 and 59,461,291 shares issued and outstanding in 2017 and 2016, respectively	591	595
Additional paid-in capital	432,510	443,416
Accumulated deficit	(75,981)	(32,243)
Accumulated other comprehensive loss	(77,187)	(79,866)
TOTAL STOCKHOLDERS’ EQUITY	279,933	331,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,384,873	$1,259,330

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$(44,122)	$19,699
Net earnings from discontinued operations	384	94
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	80,097	66,600
Pension and post-retirement	3,990	6,764
Deferred income taxes	11,454	10,969
Amortization of stock-based compensation	1,710	1,575
Net (gain) loss on financial instruments	65,780	(5,030)
Changes in assets and liabilities:
Accounts receivable	1,905	6,376
Inventory and prepaid supplies	(1,822)	(1,560)
Accounts payable	14,244	(2,552)
Unearned revenue	1,807	(3,141)
Accrued expenses, salaries, wages, benefits and other liabilities	(6,793)	(638)
Pension and post-retirement assets	(5,847)	(3,881)
Other	1,991	2,018
NET CASH PROVIDED BY OPERATING ACTIVITIES	124,778	97,293
INVESTING ACTIVITIES:
Capital expenditures	(144,325)	(125,076)
Acquisitions and investments in businesses	(646)	—
Redemption of long term deposits	9,975	—
NET CASH (USED IN) INVESTING ACTIVITIES	(134,996)	(125,076)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(20,500)	(12,623)
Proceeds from borrowings	90,000	60,000
Purchase of common stock	(11,184)	(10,818)
Withholding taxes paid for conversion of employee stock awards	(1,436)	(1,231)
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,880	35,328

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,662	7,545
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,358	17,697
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,020	$25,242

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$7,101	$5,104
Federal alternative minimum and state income taxes paid	$1,220	$464
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued capital expenditures	$12,615	$5,923

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
The Company provides air transportation services to a concentrated base of customers. The Company provides a combination of aircraft, crews, maintenance and insurance services for a customer's transportation network through "CMI" and "ACMI" agreements and through charter contracts in which aviation fuel is also included. In addition to its airline operations and aircraft leasing services, the Company sells aircraft parts, provides aircraft maintenance and modification services, equipment maintenance services, and operates mail and package sorting facilities.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers, Identifying Performance Obligations and

Licensing" clarifying the accounting under ASU 2014-09 for licenses of intellectual property and for identifying distinct performance obligations in a contract.
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
The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on the Company's consolidated financial position, results of operations or cash flows and related disclosures. The evaluation includes each of the five steps identified in the ASU 2014-09 revenue recognition model, which are as follows: 1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) performance obligations are satisfied. The Company's lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU 2014-09. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenue and expense recognized. Management is monitoring recent industry activities and other guidance provided by regulators, standards setters, and the accounting profession that may affect the Company’s assessment and implementation plans.
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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of the standard on its financial statements and disclosures.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 25% and 26% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2017, respectively compared to 37% and 36% for the corresponding periods of 2016. The Company’s balance sheets include accounts receivable with DHL of $6.7 million and $7.3 million as of June 30, 2017 and December 31, 2016, respectively.
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
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon Fulfillment Services, Inc. ("AFS"), a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that are or will be leased and operated under the ATSA. The ATSA became effective on April 1, 2016. As of June 30, 2017, the Company has leased 18 aircraft to AFS and is obligated to lease two more Boeing 767-300 aircraft to AFS during 2017 to meet its 20 aircraft commitment.
Revenues from aircraft leases and related services performed for AFS comprised approximately 42% and 41% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2017 respectively, compared to 22% and 20% for the corresponding periods of 2016. The Company’s balance sheets include accounts receivable with AFS of $23.9 million and $24.6 million as of June 30, 2017 and December 31, 2016, respectively.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon execution of the Investment Agreement, grants Amazon the right to purchase approximately 12.81 million ATSG common shares, with the right to purchase 7.69 million common shares vesting upon issuance on March 8, 2016, and the right to purchase the remaining 5.12 million common shares vesting as the Company delivers additional aircraft leased under the ATSA, or as the Company achieves specified revenue targets in connection with the ATSA. The second tranche of warrants grants Amazon a right to purchase approximately 1.59 million ATSG common shares, and will be issued and vest on March 8, 2018. The third tranche of warrants will be issued and vest on September 8, 2020. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants will be $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants will be exercisable in accordance with its terms through March 8, 2021. The Company anticipates making available the common shares required for the underlying warrants through a combination of share repurchases and the issuance of additional shares.
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. During both the second quarter and first quarter of 2017, 1.3 million additional warrants vested in conjunction with the execution of two aircraft leases during each quarter. As of June 30, 2017, the Company's liabilities reflected 13.62 million warrants having a fair value of $13.06 per share. As of June 30, 2017, the re-measurements of the warrants to fair value resulted in a non-operating loss of $67.3 million before the effect of income taxes. As of June 30, 2017, an additional 1.3 million warrants are expected to vest as AFS leases the two remaining aircraft from the Company.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
U.S. Military
A substantial portion of the Company's revenues is also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 7% and 7% of the Company's total revenues from continuing operations for the three and six month periods ending June 30, 2017, respectively, compared to 13% and 14% for the corresponding periods of 2016. The Company's balance sheets included accounts receivable with the U.S. Military of $7.0 million and $7.0 million as of June 30, 2017 and December 31, 2016, respectively.

NOTE C—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
On December 30, 2016, the Company purchased 100% of the outstanding stock of Pemco World Air Services Inc., ("Pemco") for cash consideration in a debt-free acquisition. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired was recorded as goodwill and reflects the strategic value of marketing Pemco's aircraft conversion capabilities and current aircraft hangar operations with the Company's air transportation solutions. Identified intangible assets include Supplemental Type Certificates ("STCs") granting approval by FAA for Pemco to market and complete certain aircraft modifications. The Company is in the process of refining its estimates of certain assets including goodwill and intangible assets, therefore the allocation of purchase price is preliminary at this time. The consolidated statements of operations includes the revenues and expenses for Pemco for the periods after its acquisition by the Company. The consolidated statements of operations reflect the reclassification of certain previously reported operating expenses to conform to the current presentation.
The carrying amounts of goodwill are as follows (in thousands):

	CAM	All Other	Total
Carrying value as of December 31, 2016	$34,395	$2,738	$37,133
Purchase price adjustment	—	146	146
Carrying value as of June 30, 2017	$34,395	$2,884	$37,279
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2016	$3,000	$5,453	$8,453
Amortization	—	(277)	(277)
Carrying value as of June 30, 2017	$3,000	$5,176	$8,176
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship and STC intangibles, over 4 to 7 years.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft from the Company. The Company accounts for West using the equity method of accounting. The Company’s carrying value of West was $9.0 million and $9.9 million at June 30, 2017 and December 31, 2016, respectively, including $5.5 million of excess purchase price over the Company's fair value of West's net assets in January of 2014. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets.
Stock warrants issued to a lessee (see Note B) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2016	$54,730
Warrants granted	22,784
Amortization	(5,874)
Carrying value as of June 30, 2017	$71,640
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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2017	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$25,957	$—	$25,957
Interest rate swap	—	549	—	549
Total Assets	$—	$26,506	$—	$26,506
Liabilities
Interest rate swap	$—	$(233)	$—	$(233)
Stock warrant obligation	—	(177,850)	—	(177,850)
Total Liabilities	$—	$(178,083)	$—	$(178,083)

As of December 31, 2016	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$482	$—	$482
Interest rate swap	—	547	—	547
Total Assets	$—	$1,029	$—	$1,029
Liabilities
Interest rate swap	$—	$(77)	$—	$(77)
Stock warrant obligation	—	(89,441)	—	(89,441)
Total Liabilities	$—	$(89,518)	$—	$(89,518)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed and variable rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $10.1 million more than the carrying value, which was $528.3 million at June 30, 2017. As of December 31, 2016, the fair value of the Company’s debt obligations was approximately $0.2 million more than the carrying value, which was $458.7 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Flight equipment	$1,633,793	$1,541,872
Ground equipment	50,734	49,229
Leasehold improvements, facilities and office equipment	27,382	27,364
Aircraft modifications and projects in progress	143,780	113,518
	1,855,689	1,731,983
Accumulated depreciation	(781,450)	(730,991)
Property and equipment, net	$1,074,239	$1,000,992
CAM owned aircraft with a carrying value of $590.7 million and $524.3 million that were under leases to external customers as of June 30, 2017 and December 31, 2016, respectively.
The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. The costs for ABX's Boeing 767-200 airframe maintenance are expensed as they are incurred. The costs of major airframe maintenance for the Company's other aircraft are capitalized and amortized over the useful life of the overhaul. Many of the Company's General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” and "power by the cycle" agreements with an engine maintenance provider. Further, in May 2017, the Company entered into similar maintenance agreements for certain General Electric CF6 engines that power many of the Company's Boeing 767-300 aircraft. Under these agreements, the engines are maintained by the service provider for a fixed fee per cycle and/or flight hour. As a result, the cost of maintenance for these engines is generally expensed as flights occur. During their term, these maintenance agreements contain provisions for a minimum level of flight activity. Maintenance for the airlines’ other aircraft engines, including those powering Boeing 757 aircraft, are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the useful life of the overhaul.

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Unsubordinated term loan	$78,030	$85,636
Revolving credit facility	445,000	355,000
Aircraft loans	5,255	18,085
Total long term obligations	528,285	458,721
Less: current portion	(20,133)	(29,306)
Total long term obligations, net	$508,152	$429,415
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
The balances of the unsubordinated term loan are net of debt issuance costs of $0.7 million and $0.6 million for the periods ending June 30, 2017 and December 31, 2016, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"), its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 3.23% and 3.23%, respectively. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of June 30, 2017, the unused revolving credit facility totaled $91.0 million, net of draws of $445.0 million and outstanding letters of credit of $9.0 million.
The aircraft loans are collateralized by two aircraft, and amortize monthly with a balloon payment of approximately 20% with maturities between 2017 and early 2018. Interest rates range from 6.74% to 6.82% per annum payable monthly.
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

NOTE G—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June of 2036 with options to extend the leases. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. The Company also leases and operates a 311,500 square foot, two hangar aircraft maintenance complex in Tampa, Florida. Additionally, the Company leases certain equipment, airport facilities, office space and maintenance facilities at locations outside of the airpark in Wilmington.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. At June 30, 2017, the Company was committed to acquire and modify additional Boeing 767-300 passenger aircraft into standard freighter aircraft. In addition to four Boeing 767-300 aircraft that were in the modification process at June 30, 2017, the Company is committed to induct eight more aircraft into the freighter modification process through 2018. As of June 30, 2017, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $172.1 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI.
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

Other
In September 2015, the Company entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the People's Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries, pending governmental approvals. The Company's contributions to the joint venture have been minimal and are expected to remain so over the next several months. Obtaining required governmental approvals for any new airline has since been delayed and as a result, the Company is evaluating alternatives. The Company is seeking to develop other aircraft investments in China by leveraging the relationship developed by Pemco, which provides modified Boeing 737 freighter aircraft in China.
On August 3, 2017 the Company ATSG entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate in 2019. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. The Company expects to account for its initial investment in the joint venture under the equity method of accounting.
In addition to the foregoing matters, the Company is also a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions from time to time arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.
Employees Under Collective Bargaining Agreements
As of June 30, 2017, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	9.3%
ATI	Air Line Pilots Association	7.7%
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
The Company's net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$39	$31	$—	$—	$78	$62
Interest cost	8,775	8,968	36	42	17,550	17,936	72	84
Expected return on plan assets	(10,930)	(10,264)	—	—	(21,859)	(20,528)	—	—
Amortization of prior service cost	—	—	(13)	(26)	—	—	(26)	(52)
Amortization of net loss	1,937	3,368	71	40	3,874	6,736	142	80
Net periodic benefit (income) cost	$(218)	$2,072	$133	$87	$(435)	$4,144	$266	$174
During the six month period ending June 30, 2017, the Company contributed $1.5 million to the pension plans. The Company expects to contribute an additional $3.1 million during the remainder of 2017.

NOTE I—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income tax expense recorded through June 30, 2017 utilized a projected annualized 38.8% rate applied to year-to-date income. Additionally, the Company recorded discrete tax items for the conversion of employee stock awards during the first quarter of 2017 and the issuance of stock warrants during the first quarter and second quarter of 2017, resulting in an effective tax rate of (36.4)%. The final effective tax rate applied to 2017 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, issuance of stock warrants and other items.
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

NOTE J—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. Accordingly, the Company entered into interest rate swaps. The Company entered into two new interest rate swaps in February 2017 and April 2017, respectively, having an initial value of $39.4 million and $50.0 million, respectively, and forward start dates of June 30, 2017. Under these swaps, the Company pays a fixed rate of 1.703% and 1.9%, respectively, and receives a floating rate that resets monthly based on LIBOR. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30, 2017		December 31, 2016
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
June 30, 2017	1.183%	—	—	43,125	(77)
May 5, 2021	1.090%	39,375	549	43,125	547
May 30, 2021	1.703%	39,375	(54)	—	—
March 31, 2022	1.900%	50,000	(179)	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded the net loss on derivatives of $0.2 million and $0.3 million for the six month periods ending June 30, 2017 and 2016, respectively. The asset for outstanding derivatives is recorded in other assets. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and six month periods ending June 30, 2017 and 2016 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2016	(95,156)	(306)	(1,138)	(96,600)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	80	80
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,368	40	—	3,408
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(26)	—	(26)
Income tax expense	(1,222)	(5)	(27)	(1,254)
Other comprehensive income, net of tax	2,146	9	53	2,208
Balance as of June 30, 2016	(93,010)	(297)	(1,085)	(94,392)

Balance as of December 31, 2015	(97,302)	(315)	(1,395)	(99,012)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	472	472
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	6,736	80	—	6,816
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(52)	—	(52)
Income tax expense	(2,444)	(10)	(162)	(2,616)
Other comprehensive income, net of tax	4,292	18	310	4,620
Balance as of June 30, 2016	(93,010)	(297)	(1,085)	(94,392)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2017	(75,854)	(1,264)	(1,440)	(78,558)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	152	152
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,937	71	—	2,008
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(13)	—	(13)
Income tax expense	(702)	(21)	(53)	(776)
Other comprehensive income, net of tax	1,235	37	99	1,371
Balance as of June 30, 2017	(74,619)	(1,227)	(1,341)	(77,187)

Balance as of December 31, 2016	(77,088)	(1,301)	(1,477)	(79,866)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	210	210
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,874	142	—	4,016
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(26)	—	(26)
Income tax expense	(1,405)	(42)	(74)	(1,521)
Other comprehensive income, net of tax	2,469	74	136	2,679
Balance as of June 30, 2017	(74,619)	(1,227)	(1,341)	(77,187)

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

	Six Months Ended
	June 30, 2017		June 30, 2016
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,040,569	$9.97	1,157,659	$7.52
Granted	243,940	17.52	294,060	15.43
Converted	(173,210)	9.69	(160,500)	7.20
Expired	—	—	—	—
Forfeited	(3,800)	13.66	(9,200)	10.23
Outstanding at end of period	1,107,499	$11.66	1,282,019	$9.36
Vested	324,599	$6.39	338,919	$6.12
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
For the six month periods ending June 30, 2017 and 2016, the Company recorded expense of $1.7 million and $1.6 million, respectively, for stock incentive awards. At June 30, 2017, there was $5.6 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2017, none of the awards were convertible, 324,599 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,360,474 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2019.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Earnings (loss) from continuing operations - basic	$(53,918)	$11,528	$(44,122)	$19,699
Gain from stock warrant revaluation, net of tax	—	(3,664)	—	(3,405)
Earnings (loss) from continuing operations - diluted	$(53,918)	$7,864	$(44,122)	$16,294

Denominator:
Weighted-average shares outstanding - basic	59,035	63,267	59,084	63,452
Common equivalent shares:
Effect of stock-based compensation awards	—	861	—	835
Effect of stock warrants	—	2,635	—	1,623
Weighted-average shares outstanding assuming dilution	59,035	66,763	59,084	65,910

Basic earnings (loss) per share from continuing operations	$(0.91)	$0.18	$(0.75)	$0.31
Diluted earnings (loss) per share from continuing operations	$(0.91)	$0.12	$(0.75)	$0.25
The determination of diluted earnings per share requires the exclusion of the fair value re-measurement of the stock warrants recorded as a liability (see Note B), if such warrants have an anti-dilutive effect on earnings per share. For periods in which equivalent shares have a dilutive effect on earnings per share, the weighted-average diluted shares outstanding is calculated using the treasury method. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants by the average stock price during the period and comparing that amount with the number of warrants outstanding. The underlying warrants as of June 30, 2017, could result in 13.6 million additional shares of the Company's common stock if the warrants are settled by tendering cash. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, were 8.5 million and 7.2 million for the three and six month periods ended June 30, 2017, respectively, compared to none for the corresponding periods of 2016.
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
The Company repurchased common stock during the first six months of 2017, including 380,637 shares on June 6, 2017 from an underwriter in conjunction with an underwritten secondary offering by its largest shareholder, Red Mountain Partners, L.P., a fund that is affiliated with Red Mountain Capital Partners, LLC (“Red Mountain”), a related party, for an aggregate purchase price of $8.5 million. The share price of $22.42 was equal to the price per share paid by the underwriter to Red Mountain.

NOTE N—SEGMENT INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings includes an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI and charter service agreements that the Company has with other customers. Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Company's other activities, which include mail and parcel handling services, as well as hub management services for the USPS and AFS, the sale of aircraft parts, aircraft maintenance services, aircraft modifications, facility and ground equipment services, the sales of aviation fuel and other services, are not large enough to constitute reportable segments and are combined in “All other” with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length market rates. Cash and cash equivalents are reflected in Assets - All other below.
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending June 30,		Six Months Ending June 30,
	2017	2016	2017	2016
Total revenues:
CAM	$49,530	$47,439	$97,508	$99,165
ACMI Services	144,499	114,145	289,448	229,101
All other	116,508	57,253	205,714	112,264
Eliminate inter-segment revenues	(57,326)	(42,288)	(101,542)	(86,596)
Total	$253,211	$176,549	$491,128	$353,934
Customer revenues:
CAM	$32,380	$29,387	$63,162	$58,148
ACMI Services	144,499	114,145	289,448	229,101
All other	76,332	33,017	138,518	66,685
Total	$253,211	$176,549	$491,128	$353,934
Depreciation and amortization expense:
CAM	$26,253	$22,607	$50,554	$45,337
ACMI Services	10,491	10,228	21,563	19,772
All other	1,037	297	2,106	557
Total	$37,781	$33,132	$74,223	$65,666
Segment earnings (loss):
CAM	$12,795	$16,229	$26,125	$35,739
ACMI Services	87	(7,130)	(3,618)	(17,486)
All other	6,539	4,130	11,322	7,998
Net unallocated interest expense	(216)	(24)	(387)	(370)
Net gain (loss) on financial instruments	(67,649)	5,558	(65,780)	5,030
Pre-tax earnings (loss) from continuing operations	$(48,444)	$18,763	$(32,338)	$30,911

The Company's assets are presented below by segment (in thousands):

	June 30,	December 31,
	2017	2016
Assets:
CAM	$1,081,308	$971,986
ACMI Services	179,908	164,489
All other	123,657	122,855
Total	$1,384,873	$1,259,330
Interest expense allocated to CAM was $3.5 million and $6.9 million for the three and six month periods ending June 30, 2017, respectively, compared to $2.6 million and $4.9 million for the corresponding periods of 2016, respectively.
The Company's external customers revenues from other activities for the three and six month periods ended June 30, 2017 and 2016 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Mail and package handling services	$41,721	$18,478	$75,282	$39,050
Aircraft maintenance, modifications and part sales	31,160	11,450	56,577	21,260
Facility and ground equipment services	3,073	2,682	5,903	5,500
Other	378	407	756	875
Total customer revenues	$76,332	$33,017	$138,518	$66,685

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
The Company has two reportable segments: CAM, which leases Boeing 767 and Boeing 757 aircraft and aircraft engines, and ACMI Services, which primarily includes the cargo transportation operations of the Company's two airlines. The ACMI Services segment provides airline operations to its customers. Services include a combination of aircraft, crews, maintenance and insurance through "CMI" and "ACMI" agreements and through charter contracts in which aviation fuel is also included. The Company's other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance, aircraft parts sales, ground and material handling equipment maintenance and mail handling services. These operations do not constitute reportable segments due to their size.
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. DHL accounted for 26% of the Company's consolidated revenues for the first six months of 2017, compared with 36% of the Company's consolidated revenues in the corresponding period in 2016. As of June 30, 2017, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL, 12 of which were being operated by the Company's airlines for DHL under a crew, maintenance and insurance agreement and four aircraft which are operated by a DHL-affiliated airline in the Middle East. Additionally, ATI operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon Fulfillment Services, Inc. ("AFS"), a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. As of June 30, 2017, the Company, through CAM, leased 12 Boeing 767-200 freighter aircraft and six Boeing 767-300 freighter aircraft to AFS. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary, LGSTX Services, Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that will be leased and operated under the ATSA. The ATSA became effective on April 1, 2016.
Revenues from continuing operations performed for AFS comprised approximately 41% of the Company's consolidated revenues from continuing operations for the first six months of 2017, compared with 20% of the Company's consolidated revenues from continuing operations during the corresponding period in 2016.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which grant Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants is $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Warrants vest as AFS leases 20 aircraft from CAM. Each of the three tranches of warrants will be exercisable in accordance with its terms through March 8, 2021.
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
U.S. Military
The U.S. Military comprised 7% and 14% of the Company's consolidated revenues from continuing operations during the six month periods ending June 30, 2017 and 2016, respectively. Revenues from the U.S. Military are primarily for the operation of four Boeing 757 "combi" aircraft which are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
Fleet Summary 2017
As of June 30, 2017, the combined operating fleet of owned freighter aircraft consisted of 36 Boeing 767-200 aircraft, 20 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. At June 30, 2017, the Company owned six Boeing 767-300 aircraft and two Boeing 737-400 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first six months of 2017 is summarized below:
- CAM completed the modification of four Boeing 767-300 freighter aircraft purchased in the previous year and began to lease three of those aircraft, which are being operated by ATI, under a multi-year lease to AFS. CAM began to lease the fourth aircraft to ATI.
- CAM leased one Boeing 767-300 freighter aircraft, which was modified during 2016, to AFS under a multi-year lease. ATI was separately contracted to operate that aircraft.
- CAM leased one Boeing 767-200 freighter, which was being staged for leasing, to ATI.
- External lessees returned two Boeing 767-200 freighter aircraft to CAM. Two Boeing 767-200 aircraft were released to external customers.
- CAM purchased three Boeing 767-300 passenger aircraft during the first quarter of 2017 for the purpose of converting the aircraft into standard freighter configuration.
- The Company purchased two Boeing 737-400 passenger aircraft during the first six months of 2017 for the purpose of converting the aircraft into standard freighter configuration.

The Company’s cargo aircraft fleet is summarized below as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	7	29	36	6	29	35
Boeing 767-300	4	16	20	4	12	16
Boeing 757-200	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Total	19	45	64	18	41	59
Other aircraft
Owned Boeing 767-300 under modification	—	6	6	—	7	7
Owned Boeing 737-400 under modification	—	2	2	—	—	—
Owned Boeing 767 available or staging for lease	—	—	—	—	1	1
As of June 30, 2017, ABX and ATI were leasing 19 in-service aircraft internally from CAM for use in ACMI Services. As of June 30, 2017, six of CAM's 29 Boeing 767-200 aircraft shown in the aircraft fleet table above and six of the 16 Boeing 767-300 aircraft were leased to DHL and operated by ABX. Additionally, twelve of CAM's 29 Boeing 767-200 aircraft and six of CAM's 16 Boeing 767-300 aircraft were leased to AFS and operated by ABX or ATI. CAM leased the other eleven Boeing 767-200 aircraft and four Boeing 767-300 aircraft to external customers, including four Boeing 767-200 aircraft to DHL that are being operated by a DHL-affiliated airline. The carrying values of the total in-service fleet as of June 30, 2017 was $851.0 million compared to $793.9 million as of December 31, 2016. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $76.7 million to $253.2 million and increased by $137.2 million to $491.1 million for the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. Excluding directly reimbursed revenues, customer revenues increased $60.0 million and $96.9 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. External customer revenues increased due to additional aircraft leases, expanded ACMI services for AFS, additional aircraft maintenance and modification services and additional logistics services for AFS.
The consolidated net losses from continuing operations were $53.9 million and $44.1 million for the three and six month periods ended June 30, 2017, respectively, compared to earnings of $11.5 million and $19.7 million for the corresponding periods of 2016. The pre-tax losses from continuing operations were $48.4 million and $32.3 million for the three and six month periods ended June 30, 2017, respectively, compared to pre-tax earnings of $18.8 million and $30.9 million for the corresponding periods of 2016. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. On a pre-tax basis, earnings included net losses of $67.6 million and $65.8 million for the three and six month periods ended June 30, 2017, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon, to fair value. This compares to pre-tax net gains for re-measurements of $5.6 million and $5.0 million for corresponding periods of 2016. Pre-tax earnings were also reduced by $3.3 million and $5.9 million for the three and six month periods ended June 30, 2017, respectively, for the amortization of lease incentives given to AFS in the form of warrants, compared to $0.9 million for both the corresponding periods of 2016. Additionally, pre-tax earnings from continuing operations included expenses of $0.2 million and $0.4 million for the three and six month periods ending June 30, 2017, respectively, for the non-service component of retiree benefit plan costs, compared to $2.2 million and $4.4 million for the corresponding periods of 2016. Pre-tax earnings for the first quarter of 2016 also included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were charged off when West Atlantic AB, a non-

consolidated affiliate, restructured its debt. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) were $22.7 million and $39.7 million for the three and six months ended June 30, 2017, respectively, compared to $16.3 million and $32.5 million for 2016.
Adjusted pre-tax earnings from continuing operations for the second quarter and first half of 2017 improved compared to 2016, driven primarily by additional revenues and the improved financial results of our airline operations. We also experienced additional revenues and earnings due to the acquisition of Pemco World Air Services, Inc. ("Pemco") in December 2016 and the expansion of gateway operations for AFS since June of 2016. This growth in revenue was partially offset by the cost necessary to support expanded flight operations, including training costs related to new flight crews, higher aircraft depreciation expense and more employee expenses, particularly in support of logistical services.
A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending June 30,		Six Months Ending June 30,
	2017	2016	2017	2016
Revenues from Continuing Operations:
CAM
Aircraft leasing and related revenues	$52,813	$48,373	$103,382	$100,099
Lease amortization against revenue	(3,283)	(934)	(5,874)	(934)
Total CAM	49,530	47,439	97,508	99,165
ACMI Services
Airline services	111,851	98,187	219,917	199,840
Reimbursable	32,648	15,958	69,531	29,261
Total ACMI Services	144,499	114,145	289,448	229,101
Other Activities	116,508	57,253	205,714	112,264
Total Revenues	310,537	218,837	592,670	440,530
Eliminate internal revenues	(57,326)	(42,288)	(101,542)	(86,596)
Customer Revenues	$253,211	$176,549	$491,128	$353,934

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$12,795	$16,229	$26,125	$35,739
ACMI Services	87	(7,130)	(3,618)	(17,486)
Other Activities	6,539	4,130	11,322	7,998
Net unallocated interest expense	(216)	(24)	(387)	(370)
Net financial instrument re-measurement (loss) gain	(67,649)	5,558	(65,780)	5,030
Pre-Tax Earnings (Loss) from Continuing Operations	(48,444)	18,763	(32,338)	30,911
Add other non-service components of retiree benefit costs, net	177	2,203	354	4,406
Add debt issuance costs from non-consolidating affiliate	—	—	—	1,229
Add lease incentive amortization	3,283	934	5,874	934
Add net loss (gain) on financial instruments	67,649	(5,558)	65,780	(5,030)
Adjusted Pre-Tax Earnings from Continuing Operations	$22,665	$16,342	$39,670	$32,450
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

ACMI Reimbursable revenues shown above include revenues related to fuel, landing fees, navigation fees and certain other operating costs that are directly reimbursed to the airlines by their customers.
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
As of June 30, 2017, CAM had a fleet of 64 cargo aircraft in service condition, 19 of them leased internally to the Company's airlines and 45 leased to external customers. CAM has added eight aircraft to its operating fleet since July 1, 2016.
As of June 30, 2017 and 2016, CAM had 45 and 35 aircraft under lease to external customers, respectively. Revenues from external customers totaled $32.4 million and $63.2 million for the three and six month periods ending June 30, 2017, respectively, compared to $29.4 million and $58.1 million for the corresponding periods of 2016. CAM's revenues from the Company's airlines totaled $17.2 million and $34.3 million for the three and six month periods ending June 30, 2017, respectively, compared to $18.1 and $41.0 for the corresponding periods of 2016, reflecting the transition of CAM owned aircraft to long-term leases with external customers. CAM's aircraft leasing and related revenues increased $4.4 million and $3.3 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016, primarily as a result of new aircraft leases since July 1, 2016. Increased aircraft lease revenues were partially offset by lower maintenance revenues, spare engine leasing and parts sales compared to 2016; additionally during 2017 lease revenues were interrupted while transitioning aircraft between customers.
CAM's pre-tax earnings were reduced by the increased amortization for the value of warrants issued to Amazon as a lease incentive. The amortization increased by $2.3 million and $4.9 million for the three and six months ended June 30, 2017 compared to the corresponding periods of 2016 due to additional vesting of warrants and a higher value of warrants at the time of vesting. CAM's pre-tax earnings, inclusive of an interest expense allocation, were $12.8 million and $26.1 million during the three and six month periods ended June 30, 2017, respectively, compared to $16.2 million and $35.7 million during the corresponding periods of 2016. Decreased earnings reflect more amortization of the value of warrants issued to Amazon as a lease incentive, higher depreciation expense for eight additional Boeing 767-300 aircraft, increased interest allocation due to the higher debt levels and reductions in maintenance related revenues compared to 2016.
During the first six months of 2017, CAM purchased three 767-300 passenger aircraft for freighter conversion. As of June 30, 2017, all three of these Boeing 767-300 passenger aircraft and three other Boeing 767-300 passenger aircraft purchased in 2016 were being modified from passenger to freighter configuration. The Company also purchased two Boeing 737-400 aircraft during the first six months of 2017, and these aircraft are currently being modified from passenger to freighter configuration.
CAM's agreement to lease 20 Boeing 767 freighter aircraft to AFS includes 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Leases for six of these aircraft began in April 2016 and twelve more were executed as of May 1, 2017. To fulfill the 20 aircraft requirement for AFS, CAM leased a Boeing 767-300 freighter aircraft to AFS in July of 2017 and the twentieth aircraft is expected to be leased in August of 2017.
CAM currently expects to complete, through the first quarter of 2018, the freighter modification of eight passenger aircraft which it owns. While CAM has customer commitments and letters of intent for most of these aircraft, CAM's future operating results will depend on the timing and lease rates under which these aircraft are ultimately leased. CAM's operating results will depend on its ability to convert passenger aircraft into freighters within planned costs and within the time frames of customers' needs. Additionally, CAM's operating results will be negatively impacted by the amortization of additional warrants issuable to Amazon as a lease incentive.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of June 30, 2017, ACMI Services included 49 aircraft, including 19 leased internally from CAM, 12 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under a CMI agreement, and 18 CAM-owned freighter aircraft which are under lease to AFS and operated by ATI and ABX under the ATSA.
Total revenues from ACMI Services increased $30.4 million and $60.3 million during the three and six month periods ended June 30, 2017 to $144.5 million and $289.4 million, respectively, compared to the corresponding periods of 2016. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $13.7 million and $20.1 million for the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. Improved revenues were driven by additional aircraft operations for AFS and reflect a 29% increase in billable block hours for both the three and six month periods ended June 30, 2017, compared to the corresponding periods of 2016. As of June 30, 2017, ACMI Services were operating six more aircraft compared to June 30, 2016. Beginning in April 2016, in conjunction with the long-term leases executed between AFS and CAM, the related aircraft rent revenues for five aircraft operated for AFS during the first quarter of 2016 are reflected under CAM instead of ACMI Services.
ACMI Services had pre-tax earnings of $0.1 million and pre-tax losses of $3.6 million during the three and six month periods ended June 30, 2017, respectively, compared to pre-tax losses of $7.1 million and $17.5 million for the corresponding periods of 2016. Improvements in pre-tax results in 2017 compared to 2016 were also affected by expanded revenues, fewer scheduled airframe maintenance events during the first half of 2017, and decreased pension expenses. Scheduled airframe maintenance expense decreased $1.7 million and $4.0 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Pension expense for ACMI Services, including the non-service components of retiree benefit costs, decreased $2.0 million and $4.0 million as actuarially determined for the three and six month periods ending June 30, 2017, respectively, compared to the corresponding periods of 2016.
In the third quarter of 2017, we expect to add two CAM-owned Boeing 767-300 aircraft into ACMI Service for AFS as the aircraft freighter modification is completed. Additionally, we expect the level of cost related to new crew training and ramp-up, which was $5.5 million during the first half of 2017, to decline in the second half of 2017. Achieving profitability in ACMI Services will depend on a number of factors, including customer flight schedules, revenue levels for airline services, crewmember productivity, the level of pilot premium pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.
Other Activities
We provide related support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. The Company's aircraft maintenance, engineering and repair businesses, Airborne Maintenance and Engineering Services, Inc. ("AMES") and Pemco, sell aircraft parts and provide aircraft maintenance and modification services. We also provide mail sorting, parcel handling and logistical support to the U.S. Postal Service (“USPS”) at five USPS facilities and similar services to certain AFS hubs and gateway locations in the U.S. We provide other ground services for our own airlines and external customers, including the sale of aviation fuel, the lease of ground equipment such as ground power units and cargo loaders, as well as facility and equipment maintenance services.
External customer revenues from all other activities were $76.3 million and $138.5 million for the three and six month periods ended June 30, 2017, respectively, compared to $33.0 million and $66.7 million for the corresponding periods of 2016. Revenues from our mail sorting, parcel handling and logistical support services increased $23.6 million and $36.6 million during the three and six month periods ended June 30, 2017, respectively, compared to 2016, reflecting higher contractual costs and additional AFS locations. Additionally, airframe maintenance revenues from external customers increased by $19.7 million and $35.3 million during the three and six month periods ended June 30, 2017, respectively, primarily due to the addition of Pemco, which was acquired at the end of 2016. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.

The pre-tax earnings from other activities increased by $2.4 million and $3.3 million during the three and six month periods ended June 30, 2017 to $6.5 million and $11.3 million, respectively, compared to the corresponding periods in 2016, reflecting increased revenues. We expect earnings from parcel handling, logistical services, aviation fuel and other ground service to be negatively impacted during the second half of 2017 due to the transfer of AFS's hub operation from the airport in Wilmington, Ohio, which we operated, to the Cincinnati/Northern Kentucky International Airport.
Discontinued Operations
Pre-tax earnings related to former sorting operations were $0.6 million and $0.1 million for the first six months of 2017 and 2016, respectively. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a hub service agreement with DHL.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $12.4 million and $32.6 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016 and reflect an 11% increase in the number of employees since June 30, 2016. Expenses increased $8.9 million and $18.3 million for the three and six month periods ended June 30, 2017, respectively, due to the acquisition of Pemco at the end of 2016. Increased expenses were also driven by higher headcount for flight operations, package handling services and additional pilot premium pay while new crewmembers were being trained for our customers' expanding networks. Pension expense, including the non-service components of retiree benefit costs decreased $2.0 million and $4.0 million for the three and six month periods ended June 30, 2017, respectively, due to higher investment returns during the previous year.
Depreciation and amortization expense increased $4.6 million and $8.6 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. The increase in depreciation expense reflects incremental depreciation for eight Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since July, 2016, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $7.2 million and $7.1 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. The increase is primarily due to the addition of Pemco's maintenance and materials, which added $11.4 million and $14.1 million of expenses for the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. The additional expense from Pemco was partially offset by fewer airframe checks and related component repairs during the first quarter of 2017 compared to 2016. Aircraft maintenance expenses and materials can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed. In May 2017, our airlines entered into maintenance agreements for certain General Electric CF6 engines that power many of the Boeing 767-300 aircraft leased from CAM. Under the agreement, the engines are maintained by the service provider for a fixed fee per cycle. As a result, beginning in June 2017, the airlines began to record engine maintenance expense as flights occur. We estimate that our airlines' engine maintenance expense will increase $3.0 to $4.0 million during the second half of 2017 with a partially offsetting reduction to engine depreciation expense.
Fuel expense increased by $15.1 million and $33.3 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. Fuel expense includes the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL, AFS and other ACMI customers, as well as fuel used to position aircraft for service and for maintenance purposes. The increase in fuel expense was driven by a higher level of customer-reimbursed fuel which increased $16.0 million and $37.3 million for the three and six month periods ended June 30, 2017, respectively, compared to 2016.
Travel expense increased by $2.1 million and $4.7 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. The increase reflects the higher level of employee headcount in airline operations during 2017 compared to 2016.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services and other airport services. Contracted ground and aviation services increased $23.2 million and $33.0 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016, due to additional logistical support services for AFS gateways.

Rent expense increased by $1.2 million and $1.8 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. Rent expense increased due to the acquisition of Pemco and for aircraft simulators to train new flight crews to support expanded customer networks.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.7 million and $3.4 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016, driven by additional flight operations. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Other operating expenses increased by $2.1 million and $3.2 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. Other operating expenses include professional fees, employee training and utilities. Other operating expenses increased by $1.1 million and $1.9 million for the three and six month periods ended June 30, 2017, respectively, for the addition of Pemco, acquired at the end of 2016. Other operating expenses also increased due to pilot training costs for the expanded air networks.
Interest expense increased by $1.1 million and $2.0 million during the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods of 2016. Interest expense increased due to a higher average debt level and interest rates on the Company's outstanding loans, offset by more capitalized interest related to our fleet expansion. Capitalized interest increased $0.2 million and $0.5 million during the three and six month periods ended June 30, 2017 to $0.6 million and $1.0 million, respectively.
The Company recorded pre-tax net losses on financial instruments of $67.6 million and $65.8 million for the three and six month periods ended June 30, 2017, respectively, compared to gains of $5.6 million and $5.0 million during the corresponding period of 2016. The 2017 losses are primarily a result of re-measuring, as of June 30, 2017, the fair value of the stock warrants granted to Amazon. An increase in the fair value of the warrants since previous re-measurement dates of March 31, 2017 and December 31, 2016, corresponded to an increase in the traded price of the Company's shares and resulted in the non-cash loss. The non-cash gains and losses resulting from quarterly re-measurements of the warrants may vary widely among quarters.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2017 have been estimated utilizing a projected annualized 38.8% rate applied to year-to-date income. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective tax rate during a period.
The effective tax rate from continuing operations for the three and six month periods ended June 30, 2017 was (11.3)% and (36.4)%, respectively. These effective tax rates reflect the non deductible tax treatment of certain warrants vesting for Amazon and certain warrant revaluation losses at the end of the period. The effective tax rates for the three and six month periods ended June 30, 2017 are negative because the warrant revaluation losses do not generate a corresponding tax benefit for certain warrants. The effective tax rate without including the effects of the warrants was 37.4% and 36.0% for the three and six months periods ended June 30, 2017, respectively. The effective tax rate from continuing operations for the three and six month periods ended June 30, 2016 were 38.6% and 36.3%, respectively. The effective tax rate without including the effects of the warrants, decreased for 2017 as operating income increased relative to non-deductible income tax expenses.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $124.8 million and $97.3 million for the first six months of 2017 and 2016, respectively. Cash flows generated from operating activities increased during the first six months of 2017, reflecting improved operating results and customer collections. Cash outlays for pension contributions for the first six months of 2017 were $1.5 million compared to $1.0 million for the corresponding period of 2016.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $144.3 million and $125.1 million for the first six months of 2017 and 2016, respectively. Capital expenditures in 2017 included $96.7 million for the acquisition of three Boeing 767-300 aircraft and two Boeing 737-400 aircraft and freighter modification costs; $31.3 million for required heavy maintenance; and $16.3 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures during 2016 included $95.6 million for the acquisition of seven Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $11.2 million for required heavy maintenance; and $18.3 million for other equipment, including purchases of aircraft engines and rotables.
Net cash provided by financing activities was $56.9 million for the first six months of 2017 compared to $35.3 million in 2016. During the first six months of 2017, we drew $90.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending. We made scheduled debt principal payments of $20.5 million. Our borrowing activities were necessary to acquire and modify aircraft for deployment into air cargo markets. During the first six months of 2017, we spent $11.2 million to buy 530,637 shares of the Company's common stock pursuant to a share repurchase plan authorized in 2014 and amended in May 2016 by the Board of Directors to repurchase up to $100 million of the Company's common stock.
Commitments
We estimate that capital expenditures for 2017 will total $335 million of which $265 million will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note G of the accompanying financial statements.
In September 2015, the Company entered into a joint venture agreement to establish an express cargo airline serving multiple destinations within the People's Republic of China (including Hong Kong, Macau and Taiwan) and surrounding countries, pending governmental approvals. The Company's contributions to the joint venture have been minimal and are expected to remain so over the next several months. Obtaining required governmental approvals for any new airline has since been delayed and as a result, the Company is evaluating alternatives. The Company is seeking to develop other aircraft investments in China by leveraging the relationship developed by Pemco, which provides modified Boeing 737 freighter aircraft in China.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $78.0 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $445.0 million, net of repayments, as of June 30, 2017. The revolving credit facility has a capacity of $545.0 million, permitted additional indebtedness of $150.0 million, and an accordion feature whereby the Company can draw up to an additional $100.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 125% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. Absent such future extensions, the maturity date is currently set to expire on May 30, 2022.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 3.23%.
At June 30, 2017, the Company had $63.0 million of cash balances. The Company had $91.0 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $9.0 million. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2017 and 2016, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is a party to legal proceedings, including FAA enforcement actions, in various federal and state jurisdictions from time to time arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. All of the repurchases by the Company during the second quarter of 2017 were in the open market, except 380,637 shares noted below. There is no expiration date for the repurchase program.
On June 6, 2017 the Company purchased 380,637 shares of the Company's common stock from an underwriter in conjunction with an underwritten secondary offering by its largest shareholder, Red Mountain Partners, L.P., a fund that is affiliated with Red Mountain Capital Partners, LLC (“Red Mountain”), a related party, for an aggregate purchase price of $8.5 million. The share price of $22.42 was equal to the price per share paid by the underwriter to Red Mountain.
The following table summarizes the Company's repurchases of its common stock during the second quarter of 2017:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2017 through April 30, 2017	30,000	$16.46	30,000	$24,128,586
May 1, 2017 through May 31, 2017	30,000	$23.12	30,000	$23,435,088
June 1, 2017 through June 30, 2017	380,637	$22.42	380,637	$14,901,207
Total for the quarter	440,637	$22.06	440,637	$14,901,207

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

10.1
First Amendment to the Amended and Restated Credit Agreement, dated as of March 31, 2017, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents and Bank of America, N.A., as Documentation Agent. (1)

10.2	Underwriting Agreement, dated May 31, 2017, by and among Air Transport Services Group, Inc., Red Mountain Partners, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2017.

(2)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	August 8, 2017

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 8, 2017	and Principal Accounting Officer)