Form 10-Q
period 2017-09-30
Air Transport Services Group, Inc.
filed 2017-11-09
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of November 9, 2017, 59,121,112 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES	$254,101	$193,261	$745,229	$547,195
OPERATING EXPENSES
Salaries, wages and benefits	66,706	59,405	205,379	165,471
Depreciation and amortization	37,605	33,939	111,828	99,605
Maintenance, materials and repairs	33,100	30,196	100,970	90,968
Fuel	34,035	24,372	101,134	58,171
Contracted ground and aviation services	40,445	12,865	93,283	32,664
Travel	6,357	5,440	20,543	14,926
Landing and ramp	4,682	3,220	14,338	9,523
Rent	3,052	3,309	10,091	8,515
Insurance	1,234	1,099	3,451	3,335
Other operating expenses	7,962	4,960	24,588	18,409
	235,178	178,805	685,605	501,587
OPERATING INCOME	18,923	14,456	59,624	45,608
OTHER INCOME (EXPENSE)
Interest income	37	37	85	98
Net loss on financial instruments	(34,433)	(8,473)	(100,213)	(3,443)
Charges from non-consolidated affiliate	(945)	—	(945)	—
Interest expense	(4,351)	(2,897)	(11,658)	(8,229)
	(39,692)	(11,333)	(112,731)	(11,574)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(20,769)	3,123	(53,107)	34,034
INCOME TAX EXPENSE	(7,460)	(1,007)	(19,244)	(12,219)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(28,229)	2,116	(72,351)	21,815
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(4,655)	47	(4,271)	141
NET EARNINGS (LOSS)	$(32,884)	$2,163	$(76,622)	$21,956

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.48)	$0.04	$(1.23)	$0.35
Discontinued operations	(0.08)	—	(0.07)	—
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$(0.56)	$0.04	$(1.30)	$0.35

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.48)	$0.04	$(1.23)	$0.34
Discontinued operations	(0.08)	—	(0.07)	—
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$(0.56)	$0.04	$(1.30)	$0.34

WEIGHTED AVERAGE SHARES
Basic	58,733	59,379	58,965	62,084
Diluted	58,733	60,283	58,965	64,024

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET EARNINGS (LOSS)	$(32,884)	$2,163	$(76,622)	$21,956
OTHER COMPREHENSIVE INCOME:
Defined benefit pension	5,763	2,146	8,232	6,438
Defined benefit post-retirement	37	9	111	27
Foreign currency translation	(15)	(256)	121	54

TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAXES	$(27,099)	$4,062	$(68,158)	$28,475

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,891	$16,358
Accounts receivable, net of allowance of $1,352 in 2017 and $1,264 in 2016	65,563	77,247
Inventory	17,282	19,925
Prepaid supplies and other	23,699	19,123
TOTAL CURRENT ASSETS	160,435	132,653
Property and equipment, net	1,111,201	1,000,992
Lease incentive	84,910	54,730
Goodwill and acquired intangibles	45,317	45,586
Convertible note hedges	60,605	—
Other assets	24,435	25,369
TOTAL ASSETS	$1,486,903	$1,259,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,820	$60,704
Accrued salaries, wages and benefits	30,260	37,044
Accrued expenses	10,745	10,324
Current portion of debt obligations	19,247	29,306
Unearned revenue	29,186	18,407
TOTAL CURRENT LIABILITIES	165,258	155,785
Long term debt	473,924	429,415
Note conversion obligations	61,230	—
Stock warrant obligations	229,965	89,441
Post-retirement obligations	72,876	77,713
Other liabilities	48,039	52,542
Deferred income taxes	143,337	122,532
TOTAL LIABILITIES	1,194,629	927,428
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 85,000,000 shares authorized; 59,123,112 and 59,461,291 shares issued and outstanding in 2017 and 2016, respectively	591	595
Additional paid-in capital	471,950	443,416
Accumulated deficit	(108,865)	(32,243)
Accumulated other comprehensive loss	(71,402)	(79,866)
TOTAL STOCKHOLDERS’ EQUITY	292,274	331,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,486,903	$1,259,330

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$(72,351)	$21,815
Net earnings (loss) from discontinued operations	(4,271)	141
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	121,589	101,971
Pension and post-retirement	18,916	10,146
Deferred income taxes	15,986	12,057
Amortization of stock-based compensation	2,648	2,248
Net loss on financial instruments	100,213	3,443
Changes in assets and liabilities:
Accounts receivable	11,770	2,750
Inventory and prepaid supplies	(2,661)	(4,203)
Accounts payable	11,698	726
Unearned revenue	6,995	(2,883)
Accrued expenses, salaries, wages, benefits and other liabilities	(7,357)	4,267
Pension and post-retirement assets	(10,658)	(10,551)
Other	(1,244)	1,670
NET CASH PROVIDED BY OPERATING ACTIVITIES	191,273	143,597
INVESTING ACTIVITIES:
Capital expenditures	(218,759)	(182,106)
Proceeds from property and equipment	9	7
Acquisitions and investments in businesses	(6,900)	—
Redemption of long term deposits	9,975	—
NET CASH (USED IN) INVESTING ACTIVITIES	(215,675)	(182,099)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(250,131)	(23,623)
Proceeds from borrowings	90,000	155,000
Proceeds from convertible notes	258,750	—
Payments for financing costs	(6,469)	—
Purchase convertible note hedges	(56,097)	—
Proceeds from issuance of warrants	38,502	—
Purchase of common stock	(11,184)	(62,155)
Withholding taxes paid for conversion of employee stock awards	(1,436)	(1,231)
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,935	67,991

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,533	29,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,358	17,697
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,891	$47,186

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$11,229	$7,793
Federal alternative minimum and state income taxes paid	$1,285	$761
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued capital expenditures	$12,561	$19,721

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
Basis of Presentation
The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the financial statements reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of management, but actual results could differ materially from those estimates.
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
The Company plans to adopt the standard using the modified retrospective method. The Company is currently evaluating the effect the standard is expected to have on the Company's consolidated financial position, results of operations, cash flows and related disclosures. The evaluation includes each of the five steps identified in the ASU 2014-09 revenue recognition model, which are as follows: 1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) performance obligations are satisfied. The Company's lease contracts within the scope of ASC 840, Leases, are specifically excluded from ASU 2014-09. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to revenue and expense recognized. Management is monitoring recent industry activities and other guidance provided by regulators, standards setters, and the accounting profession that may impact the Company's recognition of revenue.
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
In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07"). ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost would be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The standard is effective for annual periods beginning after December 15, 2017 and should be applied retrospectively. The Company anticipates the standard will impact the Operating Income subtotal as reported in the Company's Consolidated Statement of Operations by excluding interest expense, investment returns and other non service cost components of retiree benefit expenses. Information about interest expense, investment returns and other components of retiree benefit expenses can be found in Note I.
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

In August 2016, the FASB issued ASU, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of the standard on its financial statements and disclosures.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 25% and 25% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2017, respectively compared to 34% and 35% for the corresponding periods of 2016. The Company’s balance sheets include accounts receivable with DHL of $3.7 million and $7.3 million as of September 30, 2017 and December 31, 2016, respectively.
The Company leases 16 Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides Boeing 767 and Boeing 757 air cargo transportation services for DHL through additional ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown and a contracted minimum number of block hours. The Company also provides ground equipment, such as power units, air starts and related maintenance services to DHL under separate agreements.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon Fulfillment Services, Inc. ("AFS"), a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM will lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA, which has a term of five years, also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of hub and gateway services by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that are leased and operated under the ATSA. The ATSA became effective on April 1, 2016. As of September 30, 2017, the Company has met its 20 aircraft commitment.
Revenues from aircraft leases and related services performed for AFS comprised approximately 45% and 42% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2017 respectively, compared to 31% and 24% for the corresponding periods of 2016. The Company’s balance sheets include accounts receivable with AFS of $25.9 million and $24.6 million as of September 30, 2017 and December 31, 2016, respectively.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon execution of the Investment Agreement, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the right to purchase 7.69 million common shares vesting upon issuance on March 8, 2016, and the right to purchase the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA, or as the Company achieved specified revenue targets in connection with the ATSA. The second tranche of warrants grants Amazon a right to purchase approximately 1.59 million ATSG common shares, and will be issued and vest on March 8, 2018. The third tranche of warrants will be issued and vest on September 8, 2020. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants will be $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants will be exercisable in accordance with its terms through March 8, 2021. The Company anticipates making available the common shares required for the underlying warrants through a combination of share repurchases and the issuance of additional shares.
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. During the first nine months of 2017, 3.8 million additional warrants vested in conjunction with the execution of six aircraft leases during 2017. As of September 30, 2017, the Company's liabilities reflected 14.90 million warrants having a fair value of $15.44 per share. As of September 30, 2017, the re-measurements of the warrants to fair value resulted in a third quarter non-operating loss of $35.0 million before the effect of income taxes.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
U.S. Military
A substantial portion of the Company's revenues is also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 7% and 7% of the Company's total revenues from continuing operations for the three and nine month periods ending September 30, 2017, respectively, compared to 12% and 13% for the corresponding periods of 2016. The Company's balance sheets included accounts receivable with the U.S. Military of $5.3 million and $7.0 million as of September 30, 2017 and December 31, 2016, respectively.

NOTE C—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
On December 30, 2016, the Company purchased 100% of the outstanding stock of Pemco World Air Services Inc., ("Pemco") for cash consideration in a debt-free acquisition. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired was recorded as goodwill and reflects the strategic value of marketing Pemco's aircraft conversion capabilities and current aircraft hangar operations with the Company's comprehensive set of air transportation solutions. Identified intangible assets include Supplemental Type Certificates ("STCs") granting approval by the FAA for Pemco to market and complete certain aircraft modifications. The Company is in the process of refining its estimates of certain assets including goodwill and intangible assets, therefore the allocation of purchase price is preliminary at this time. The consolidated statements of operations include the revenues and expenses for Pemco for the periods after its acquisition by the Company. The consolidated statements of operations reflect the reclassification of certain previously reported operating expenses to conform to the current presentation.
The carrying amounts of goodwill are as follows (in thousands):

	CAM	All Other	Total
Carrying value as of December 31, 2016	$34,395	$2,738	$37,133
Purchase price adjustment	—	146	146
Carrying value as of September 30, 2017	$34,395	$2,884	$37,279
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2016	$3,000	$5,453	$8,453
Amortization	—	(415)	(415)
Carrying value as of September 30, 2017	$3,000	$5,038	$8,038
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship and STC intangibles, over 4 to 7 years.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft from the Company. The Company accounts for West using the equity method of accounting. The Company’s carrying value of West was $7.9 million and $9.9 million at September 30, 2017 and December 31, 2016, respectively, including $5.5 million of excess purchase price over the Company's fair value of West's net assets in January of 2014. The carrying value is reflected in “Other Assets” in the Company’s consolidated balance sheets.
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2019. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. The Company accounts for its investment in the joint venture under the equity method of accounting. During the third quarter, the company contributed $6.3 million to the joint venture. The carrying value of the joint venture,reflected in “Other Assets” in the Company’s consolidated balance sheets, was $5.3 million at September 30, 2017.

Stock warrants issued to a lessee (see Note B) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2016	$54,730
Value of warrants granted	39,940
Amortization	(9,760)
Carrying value as of September 30, 2017	$84,910
The lease incentive began to amortize in April 2016, with the commencement of certain aircraft leases over the duration of the related leases.

NOTE D—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swaps are reported on the Company’s consolidated balance sheets at fair values based on market values from identical or comparable transactions. The fair value of the Company’s money market funds, stock warrant obligations, convertible note, convertible note hedges and interest rate swaps are based on observable inputs (Level 2) from comparable market transactions. The fair value of the stock warrant obligations were determined using a Black-Scholes pricing model which considers the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected dividend yield, and the risk-free interest rate. The fair value of the note conversion obligations and the convertible note hedges were estimated using a Black-Scholes pricing model and incorporate the terms and conditions of the underlying financial instruments. The valuations are, among other things, subject to changes in both the Company's credit worthiness and the counter-parties to the instruments as well as change in general market conditions. While the change in fair value of the note conversion obligations and the convertible note hedges are generally expected to move in opposite directions, the net change in any given period may be material.
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2017	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$50,800	$—	$50,800
Interest rate swaps	—	546	—	546
Convertible note hedges	—	60,605	—	60,605
Total Assets	$—	$111,951	$—	$111,951
Liabilities
Interest rate swaps	$—	$(351)	$—	$(351)
Note conversion obligations	—	(61,230)	—	(61,230)
Stock warrant obligations	—	(229,965)	—	(229,965)
Total Liabilities	$—	$(291,546)	$—	$(291,546)

As of December 31, 2016	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$482	$—	$482
Interest rate swap	—	547	—	547
Total Assets	$—	$1,029	$—	$1,029
Liabilities
Interest rate swap	$—	$(77)	$—	$(77)
Stock warrant obligation	—	(89,441)	—	(89,441)
Total Liabilities	$—	$(89,518)	$—	$(89,518)
The fair value of the Company’s fixed and variable debt obligations, based on Level 2 observable inputs, was approximately $12.4 million more than the carrying value, which was $493.2 million at September 30, 2017. As of December 31, 2016, the fair value of the Company’s fixed and variable debt obligations was approximately $0.2 million more than the carrying value, which was $458.7 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Flight equipment	$1,689,027	$1,541,872
Ground equipment	51,209	49,229
Leasehold improvements, facilities and office equipment	27,385	27,364
Aircraft modifications and projects in progress	157,251	113,518
	1,924,872	1,731,983
Accumulated depreciation	(813,671)	(730,991)
Property and equipment, net	$1,111,201	$1,000,992
CAM owned aircraft with a carrying value of $632.3 million and $524.3 million that were under leases to external customers as of September 30, 2017 and December 31, 2016, respectively.
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

NOTE F—DEBT OBLIGATIONS
Long term obligations consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Unsubordinated term loan	$74,311	$85,636
Revolving credit facility	220,000	355,000
Aircraft loans	4,374	18,085
Convertible debt	194,486	—
Total long term obligations	493,171	458,721
Less: current portion	(19,247)	(29,306)
Total long term obligations, net	$473,924	$429,415
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. Effective March 31, 2017, the Company executed an amendment to the Senior Credit Agreement. The March 2017 amendment extended the maturity of the term loan and revolving facility to May 30, 2022, increased the capacity of the revolving credit facility by $120.0 million to $545.0 million and preserved the accordion feature such that the Company can still draw up to an additional $100.0 million subject to the lenders' consent. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. In September 2017, the Company executed amendments to the Senior Credit agreement. These amendments increased the revolving credit facility's permitted additional indebtedness to $300.0 million for convertible notes described below. The amendments also increased the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calendar year, provided the Company's total secured debt to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") ratio is under 3.00 times, after giving effect to the dividend or repurchase. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 125% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million.
The balances of the unsubordinated term loan are net of debt issuance costs of $0.7 million and $0.6 million for the periods ending September 30, 2017 and December 31, 2016, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current secured debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 3.24% and 3.24%, respectively. The Senior Credit Agreement provides for the issuance of letters of credit on the Company's behalf. As of September 30, 2017, the unused revolving credit facility totaled $315.7 million, net of draws of $220.0 million and outstanding letters of credit of $9.3 million.
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
In September 2017, the Company issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 ("Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. The Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. Conversion of the Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2017 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the Notes can require the Company to repurchase their notes at the cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest. Until the Company's shareholders increase the number of authorized shares of common stock to cover the full number of shares underlying the Notes, the Company is required to settle conversions solely in cash. If the number of authorized shares is increased, the Notes may be settled in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The initial conversion rate is 31.3475 common shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the Notes) occurs, the Company will in certain circumstances increase the conversion rate for a specified period of time.
The Company evaluated the conversion features of the Notes under the applicable accounting guidance including ASC 815, "Derivatives and Hedging," and determined that the conversion features require separate accounting as a derivative. At the time of issuance, the fair value of this derivative was recorded on the balance sheet as the note conversion obligations (a long-term liability) and an offsetting discount to the Notes. Until the Company's shareholders increase the number of authorized shares of common stock, the note conversion obligations will be adjusted to reflect its fair value at the end of each quarter. The fair value of the note conversion obligation at issuance was $57.4 million. The fair value of the note conversion obligations at September 30, 2017 was $61.2 million and resulted in a non-operating loss of $3.9 million before the effect of income tax during the third quarter ended September 30, 2017.
The net proceeds from the issuance of the Notes were approximately $252.3 million, after deducting initial issuance costs. These unamortized issuance costs and discount are being amortized to interest expense through October 2024, using an effective interest rate of approximately 5.15%. The carrying value of Company's Convertible debt is shown below.

September 30,
2017
Principal value, Convertible Senior Notes, due 2024	258,750
Unamortized issuance costs	(6,938)
Unamortized discount	(57,326)
Convertible debt	194,486
In conjunction with the offering of the Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million. These transactions cover, subject to customary anti-dilution adjustments, the number of the Company’s common shares that initially underlie the Notes, and are expected to reduce the potential equity dilution with respect to our common stock, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The initial strike price of the convertible note hedges is $31.90 per share. The Company evaluated the convertible note hedges under the applicable accounting guidance, including ASC 815, "Derivatives and Hedging," and determined that the convertible note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and are adjusted to reflect their fair value at the end of the quarter. The fair value of the convertible note hedges at September 30, 2017 was $60.6 million. As of September 30, 2017, the re-measurement of the convertible note hedges to fair value resulted in a non-operating gain of $4.5 million before the effect of income tax.

In conjunction with the offering of the Notes, the Company also sold warrants to the convertible note hedges counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments. The warrants could have a dilutive effect on the Company’s outstanding common shares and the Company’s earnings per share to the extent that the traded market price of the Company’s common shares exceeds the strike price of the warrants which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions. The Company evaluated the warrants under the applicable accounting guidance, including ASC 815 "Derivatives and Hedging," and determined that the warrants meet the definition of a derivative, however, because these warrants have been determined to be indexed to the Company's own stock and meet the criteria for equity classification, they have been recorded in shareholder's equity. In the event these warrants are exercised, the Company has enough authorized and unissued shares for their issuance. The amount paid for these warrants and recorded in Stockholders' Equity in the Company’s consolidated balance sheets was $38.5 million. Taken together, the convertible note hedge and warrant transactions are intended to limit, during Notes conversion events, the dilution of the Company's common shares until the traded market price exceeds $41.35.

NOTE G—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. Accordingly, the Company entered into interest rate swaps. The Company entered into two new interest rate swaps in February 2017 and April 2017, respectively, having an initial value of $39.4 million and $50.0 million, respectively, and forward start dates of June 30, 2017. The Company also entered into a new interest rate swap in July 2017, having an initial value of $75.0 million and a forward start date of December 31, 2017. Under these three new swaps, the Company pays a fixed rate of 1.703%, 1.9% and 1.95%, respectively, and receives a floating rate that resets monthly based on LIBOR. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30, 2017		December 31, 2016
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
June 30, 2017	1.183%	—	—	43,125	(77)
May 5, 2021	1.090%	37,500	544	43,125	547
May 30, 2021	1.703%	37,500	2	—	—
March 31, 2022	1.900%	50,000	(126)	—	—
March 31, 2022	1.950%	75,000	(225)	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded the net loss on derivatives of $0.3 million and net gains on derivatives of $0.1 million for the nine month periods ending September 30, 2017 and 2016, respectively. The asset for outstanding derivatives is recorded in other assets. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.
During September 2017, the Company issued convertible debt in the form of the Notes and recorded a long-term liability representing the Note conversion liability. In conjunction with the Notes, the Company purchased convertible note hedges having the same number of the Company’s common shares, 8.1 million shares, and same strike price of $31.90, that underlie the Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to the Company's common stock, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Company recorded a net gain before the effects of income taxes of $0.6 million during the quarter ending September 30, 2017 for the revaluation of the convertible note hedges and the note conversion obligations to fair value. For additional information see Note F, "Debt Obligations " and Note D "Fair Value Measurements."

NOTE H—COMMITMENTS AND CONTINGENCIES
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
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. At September 30, 2017, the Company was committed to acquire and modify additional Boeing 767-300 passenger aircraft into standard freighter aircraft. In addition to three Boeing 767-300 aircraft that were in the modification process at September 30, 2017, the Company is committed to induct six more aircraft into the freighter modification process through 2018. As of September 30, 2017, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $124.5 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI.
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

Employees Under Collective Bargaining Agreements
As of September 30, 2017, the flight crewmember employees of ABX and ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	8.9%
ATI	Air Line Pilots Association	7.7%
In addition, the Company has approximately 40 flight attendants that are represented by a recognized labor unit and are negotiating a collective bargaining agreement.

NOTE I—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Defined Benefit and Post-retirement Healthcare Plans
ABX sponsors a qualified defined benefit pension plan for ABX crewmembers and a qualified defined benefit pension plan for a major portion of its other ABX employees that meet minimum eligibility requirements. The plans are funded through Company contributions to an invested trust. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. Employees are no longer accruing benefits under any of the defined benefit pension plans. ABX also sponsors a post-retirement healthcare plan for its ABX crewmembers, which is unfunded. Benefits for covered individuals terminate upon reaching age 65 under the post-retirement healthcare plans.
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
On August 30, 2017, the Company transferred investment assets totaling $106.6 million from the pension plan trust to purchase a group annuity contract from Mutual of America Life Insurance Company ("MUA"). The group annuity contract transfers payment obligations for pension benefits owed to certain former, non-pilot retirees of ABX (or their beneficiaries) to MUA. As a result of the transaction, the Company recognized pre-tax settlement charges of $5.3 million to continued operations and $7.6 million to discontinued operations in the third quarter due to the reclassification of $12.9 million of pretax losses from accumulated other comprehensive loss.

The Company's net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$39	$31	$—	$—	$117	$93
Interest cost	8,396	8,968	36	42	25,946	26,904	108	126
Expected return on plan assets	(10,520)	(10,264)	—	—	(32,379)	(30,792)	—	—
Settlement charge	12,923	—	—	—	12,923	—	—	—
Amortization of prior service cost	—	—	(13)	(26)	—	—	(39)	(78)
Amortization of net loss	1,944	3,368	71	40	5,819	10,104	213	120
Net periodic benefit cost	$12,743	$2,072	$133	$87	$12,309	$6,216	$399	$261
During the nine month period ending September 30, 2017, the Company contributed $4.1 million to the pension plans. The Company expects to contribute an additional $0.4 million during the remainder of 2017.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income tax expense recorded through September 30, 2017 utilized a projected annualized 39.6% rate applied to year-to-date income. Additionally, the Company recorded discrete tax items for the conversion of employee stock awards during the first quarter of 2017 and the issuance of stock warrants during the first three quarters of 2017, resulting in an effective tax rate of (36.2)%. The final effective tax rate applied to 2017 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, issuance of stock warrants and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and nine month periods ending September 30, 2017 and 2016 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2016	(93,010)	(297)	(1,085)	(94,392)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(397)	(397)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,368	40	—	3,408
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(26)	—	(26)
Income tax expense	(1,222)	(5)	141	(1,086)
Other comprehensive income, net of tax	2,146	9	(256)	1,899
Balance as of September 30, 2016	(90,864)	(288)	(1,341)	(92,493)

Balance as of December 31, 2015	(97,302)	(315)	(1,395)	(99,012)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	75	75
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	10,104	120	—	10,224
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(78)	—	(78)
Income tax expense	(3,666)	(15)	(21)	(3,702)
Other comprehensive income, net of tax	6,438	27	54	6,519
Balance as of September 30, 2016	(90,864)	(288)	(1,341)	(92,493)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2017	(74,619)	(1,227)	(1,341)	(77,187)
Other comprehensive income (loss) before reclassifications:
Actuarial loss for retiree liabilities	(5,821)	—	—	(5,821)
Foreign currency translation adjustment	—	—	(24)	(24)
Amounts reclassified from accumulated other comprehensive income:
Pension settlement (reclassified to salaries, wages and benefits)	12,923	—	—	12,923
Actuarial costs (reclassified to salaries, wages and benefits)	1,944	71	—	2,015
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(13)	—	(13)
Income tax expense	(3,283)	(21)	9	(3,295)
Other comprehensive income, net of tax	5,763	37	(15)	5,785
Balance as of September 30, 2017	(68,856)	(1,190)	(1,356)	(71,402)

Balance as of December 31, 2016	(77,088)	(1,301)	(1,477)	(79,866)
Other comprehensive income (loss) before reclassifications:
Actuarial loss for retiree liabilities	(5,821)	—	—	(5,821)
Foreign currency translation adjustment	—	—	186	186
Amounts reclassified from accumulated other comprehensive income:
Pension settlement (reclassified to salaries, wages and benefits)	12,923	—	—	12,923
Actuarial costs (reclassified to salaries, wages and benefits)	5,819	213	—	6,032
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(39)	—	(39)
Income tax expense	(4,689)	(63)	(65)	(4,817)
Other comprehensive income, net of tax	8,232	111	121	8,464
Balance as of September 30, 2017	(68,856)	(1,190)	(1,356)	(71,402)

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

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,040,569	$9.97	1,157,659	$7.52
Granted	243,940	17.52	294,060	15.43
Converted	(173,210)	9.69	(160,500)	7.20
Expired	—	—	—	—
Forfeited	(3,800)	13.66	(9,200)	10.23
Outstanding at end of period	1,107,499	$11.66	1,282,019	$9.36
Vested	324,599	$6.39	338,919	$6.12
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
For the nine month periods ending September 30, 2017 and 2016, the Company recorded expense of $2.6 million and $2.2 million, respectively, for stock incentive awards. At September 30, 2017, there was $4.7 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2017, none of the awards were convertible, 324,599 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,360,474 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2019.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Earnings (loss) from continuing operations - diluted	$(28,229)	$2,116	$(72,351)	$21,815

Denominator:
Weighted-average shares outstanding - basic	58,733	59,379	58,965	62,084
Common equivalent shares:
Effect of stock-based compensation awards	—	904	—	1,940
Weighted-average shares outstanding assuming dilution	58,733	60,283	58,965	64,024

Basic earnings (loss) per share from continuing operations	$(0.48)	$0.04	$(1.23)	$0.35
Diluted earnings (loss) per share from continuing operations	$(0.48)	$0.04	$(1.23)	$0.34
The determination of diluted earnings per share requires the exclusion of the fair value re-measurement of the stock warrants recorded as a liability (see Note B), if such warrants have an anti-dilutive effect on earnings per share. For periods in which equivalent shares have a dilutive effect on earnings per share, the weighted-average diluted shares outstanding is calculated using the treasury method. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants recorded as a liability by the average stock price during the period and comparing that amount with the number of corresponding warrants outstanding.
The underlying warrants as of September 30, 2017 and 2016, could have resulted in 14.9 million and 9.8 million additional shares of the Company's common stock, respectively, if the warrants recorded as a liability were settled by tendering cash. The warrants recorded in stockholders' equity as of September 30, 2017 and 2016, could have resulted in 8.1 million and zero additional shares of the Company's common stock, respectively, if the Company's stock price exceeded $41.35 and the warrants were settled in shares.
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
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending September 30,		Nine Months Ending September 30,
	2017	2016	2017	2016
Total revenues:
CAM	$58,465	$46,346	$155,973	$145,511
ACMI Services	146,943	128,702	436,391	357,803
All other	94,470	65,328	300,184	177,592
Eliminate inter-segment revenues	(45,777)	(47,115)	(147,319)	(133,711)
Total	$254,101	$193,261	$745,229	$547,195
Customer revenues:
CAM	$40,940	$27,920	$104,102	$86,068
ACMI Services	146,938	128,702	436,386	357,803
All other	66,223	36,639	204,741	103,324
Total	$254,101	$193,261	$745,229	$547,195
Depreciation and amortization expense:
CAM	$26,829	$22,958	$31,368	$68,295
ACMI Services	9,805	10,528	77,383	30,300
All other	971	453	3,077	1,010
Total	$37,605	$33,939	$111,828	$99,605
Segment earnings (loss):
CAM	$19,445	$16,110	$45,570	$51,849
ACMI Services	(5,223)	(9,686)	(8,841)	(27,172)
All other	655	5,089	11,977	13,087
Net unallocated interest expense	(268)	83	(655)	(287)
Net loss on financial instruments	(34,433)	(8,473)	(100,213)	(3,443)
Charges for non-consolidating affiliates	(945)	—	(945)	—
Pre-tax earnings (loss) from continuing operations	$(20,769)	$3,123	$(53,107)	$34,034

The Company's assets are presented below by segment (in thousands):

	September 30,	December 31,
	2017	2016
Assets:
CAM	$1,140,559	$971,986
ACMI Services	175,963	164,489
All other	170,381	122,855
Total	$1,486,903	$1,259,330
Interest expense allocated to CAM was $4.0 million and $10.9 million for the three and nine month periods ending September 30, 2017, respectively, compared to $2.9 million and $7.8 million for the corresponding periods of 2016, respectively.
The Company's external customers revenues from other activities for the three and nine month periods ended September 30, 2017 and 2016 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Mail and package handling services	$48,283	$23,502	$123,564	$62,553
Aircraft maintenance, modifications and part sales	13,915	8,958	70,492	30,217
Facility and ground equipment services	3,625	3,780	9,528	9,281
Other	400	399	1,157	1,273
Total customer revenues	$66,223	$36,639	$204,741	$103,324

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
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. DHL accounted for 25% of the Company's consolidated revenues for the first nine months of 2017, compared with 35% of the Company's consolidated revenues in the corresponding period in 2016. As of September 30, 2017, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL, 12 of which were being operated by the Company's airlines for DHL under a crew, maintenance and insurance agreement and four aircraft which are operated by a DHL-affiliated airline in the Middle East. Additionally, ATI operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon Fulfillment Services, Inc. ("AFS"), a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with AFS pursuant to which CAM agreed to lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years.
The ATSA, which has a term of five years, provides for the operation of those aircraft by the Company’s airline subsidiaries, and the performance of ground handling services by the Company's subsidiary, LGSTX Services, Inc. ("LGSTX"). CAM owns all of the Boeing 767 aircraft that are leased and operated under the ATSA. The ATSA became effective on April 1, 2016.
Revenues from continuing operations performed for AFS comprised approximately 42% of the Company's consolidated revenues from continuing operations for the first nine months of 2017, compared with 24% of the Company's consolidated revenues from continuing operations during the corresponding period in 2016.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon execution of the Investment Agreement, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the right to purchase 7.69 million common shares vesting upon issuance on March 8, 2016, and the right to purchase the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA, or as the Company achieved specified revenue targets in connection with the ATSA. The second tranche of warrants grants Amazon a right to purchase approximately 1.59 million ATSG common shares, and will be issued and vest on March 8, 2018. The third tranche of warrants will be issued and vest on September 8, 2020. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants will be $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants will be exercisable in accordance with its terms through March 8, 2021.
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
U.S. Military
The U.S. Military comprised 7% and 13% of the Company's consolidated revenues from continuing operations during the nine month periods ending September 30, 2017 and 2016, respectively. Revenues from the U.S. Military are primarily for the operation of four Boeing 757 "combi" aircraft which are capable of simultaneously carrying passengers and cargo containers on the main flight deck.
Fleet Summary 2017
As of September 30, 2017, the combined operating fleet of owned freighter aircraft consisted of 36 Boeing 767-200 aircraft, 22 Boeing 767-300 aircraft, four Boeing 757-200 aircraft and four Boeing 757 "combi" aircraft. At September 30, 2017, the Company owned six Boeing 767-300 aircraft and two Boeing 737-400 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first nine months of 2017 is summarized below:
- CAM completed the modification of six Boeing 767-300 freighter aircraft purchased in the previous year and began to lease five of those aircraft, which are being operated by ATI, under a multi-year lease to AFS. CAM began to lease the sixth aircraft to ATI.
- CAM leased one Boeing 767-300 freighter aircraft, which was modified during 2016, to AFS under a multi-year lease. ATI was separately contracted to operate that aircraft.
- CAM leased one Boeing 767-200 freighter, which was being staged for leasing, to ATI.
- External lessees returned two Boeing 767-200 freighter aircraft which were operated by ABX. Two Boeing 767-200 aircraft were released to external customers.
- CAM purchased five Boeing 767-300 passenger aircraft during the first nine months of 2017 for the purpose of converting the aircraft into standard freighter configuration.
- The Company purchased two Boeing 737-400 passenger aircraft during the first nine months of 2017 for the purpose of converting the aircraft into standard freighter configuration.

The Company’s cargo aircraft fleet is summarized below as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	7	29	36	6	29	35
Boeing 767-300	4	18	22	4	12	16
Boeing 757-200	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Total	19	47	66	18	41	59
Other aircraft
Owned Boeing 767-300 under modification	—	6	6	—	7	7
Owned Boeing 737-400 under modification	—	2	2	—	—	—
Owned Boeing 767 available or staging for lease	—	—	—	—	1	1
As of September 30, 2017, ABX and ATI were leasing 19 in-service aircraft internally from CAM for use in ACMI Services. As of September 30, 2017, six of CAM's 29 Boeing 767-200 aircraft shown in the aircraft fleet table above and six of the 18 Boeing 767-300 aircraft were leased to DHL and operated by ABX. Additionally, twelve of CAM's 29 Boeing 767-200 aircraft and eight of CAM's 18 Boeing 767-300 aircraft were leased to AFS and operated by ABX or ATI. CAM leased the other eleven Boeing 767-200 aircraft and four Boeing 767-300 aircraft to external customers, including four Boeing 767-200 aircraft to DHL that are being operated by a DHL-affiliated airline. The carrying values of the total in-service fleet as of September 30, 2017 was $881.6 million compared to $793.9 million as of December 31, 2016. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $60.8 million to $254.1 million and increased by $198.0 million to $745.2 million for the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. Excluding directly reimbursed revenues, customer revenues increased $49.1 million and $146.0 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. External customer revenues increased due to additional aircraft leases, expanded CMI and logistics services for AFS and aircraft maintenance and modification services for various customers.
The consolidated net losses from continuing operations were $28.2 million and $72.4 million for the three and nine month periods ended September 30, 2017, respectively, compared to earnings of $2.1 million and $21.8 million for the corresponding periods of 2016. The pre-tax losses from continuing operations were $20.8 million and $53.1 million for the three and nine month periods ended September 30, 2017, respectively, compared to pre-tax earnings of $3.1 million and $34.0 million for the corresponding periods of 2016. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. On a pre-tax basis, earnings included net losses of $34.4 million and $100.2 million for the three and nine month periods ended September 30, 2017, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon, to fair value. This compares to pre-tax losses for re-measurements of $8.5 million and $3.4 million for the corresponding periods of 2016. Pre-tax earnings were also reduced by $3.9 million and $9.8 million for the three and nine month periods ended September 30, 2017, respectively, for the amortization of lease incentives given to AFS in the form of warrants, compared to $1.4 million and $2.4 million for the corresponding periods of 2016. Additionally, pre-tax earnings from continuing operations included expenses of $5.5 million and $5.9 million for the three and nine month periods ending September 30, 2017, respectively, for settlement charges and other non-service components of retiree benefit plans, compared to $2.2 million and $6.6 million for the corresponding periods of 2016. Pre-tax earnings for the third quarter of 2017 included a $0.9 million charge for the Company's share of development costs for a new joint venture. Pre-tax earnings for the first quarter of 2016 also included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were charged off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) were $24.0 million and $63.7 million for the three and nine months ended September 30, 2017, respectively, compared to $15.2 million and $47.7 million for 2016.
Adjusted pre-tax earnings from continuing operations for the third quarter and first nine months of 2017 improved compared to 2016, driven primarily by additional revenues and the improved financial results of our airline operations. We also experienced additional revenues and earnings due to the acquisition of Pemco World Air Services, Inc. ("Pemco") in December 2016 and the expansion of gateway operations for AFS since June of 2016. This growth in revenue was partially offset by the cost necessary to support expanded flight operations, including training costs related to new flight crews, higher aircraft depreciation expense and more employee expenses, particularly in support of logistical services.
A summary of our revenues, pre-tax earnings from continuing operations, adjusted pre-tax earnings from continuing operations (a non-GAAP measure), and a non-GAAP reconciliation, is shown below (in thousands):

	Three Months Ending September 30,		Nine Months Ending September 30,
	2017	2016	2017	2016
Revenues from Continuing Operations:
CAM
Aircraft leasing and related revenues	$62,351	$47,778	$165,733	$147,877
Lease incentive amortization	(3,886)	(1,432)	(9,760)	(2,366)
Total CAM	58,465	46,346	155,973	145,511
ACMI Services
Airline services	112,203	105,747	332,120	305,587
Reimbursable	34,740	22,955	104,271	52,216
Total ACMI Services	146,943	128,702	436,391	357,803
Other Activities	94,470	65,328	300,184	177,592
Total Revenues	299,878	240,376	892,548	680,906
Eliminate internal revenues	(45,777)	(47,115)	(147,319)	(133,711)
Customer Revenues	$254,101	$193,261	$745,229	$547,195

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$19,445	$16,110	$45,570	$51,849
ACMI Services	(5,223)	(9,686)	(8,841)	(27,172)
Other Activities	655	5,089	11,977	13,087
Net unallocated interest expense	(268)	83	(655)	(287)
Net financial instrument re-measurement loss	(34,433)	(8,473)	(100,213)	(3,443)
Charges for non-consolidated affiliate	(945)	—	(945)	—
Pre-Tax Earnings (Loss) from Continuing Operations	(20,769)	3,123	(53,107)	34,034
Add other non-service components of retiree benefit costs, net	5,529	2,203	5,883	6,609
Add charges for non-consolidated affiliate	945	—	945	1,229
Add lease incentive amortization	3,886	1,432	9,760	2,366
Add net loss on financial instruments	34,433	8,473	100,213	3,443
Adjusted Pre-Tax Earnings from Continuing Operations	$24,024	$15,231	$63,694	$47,681
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding settlement charges and other non-service components of retiree benefit plans, gains and losses for the fair value re-measurement of financial instruments, lease incentive amortizations, the start-up costs of a non-consolidated joint venture and the charge off of debt issuance costs from a non-consolidated affiliate during the first quarter of 2016. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
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
As of September 30, 2017, CAM had a fleet of 66 cargo aircraft in service condition, 19 of them leased internally to the Company's airlines and 47 leased to external customers. CAM has added eight aircraft to its operating fleet since October 1, 2016.
As of September 30, 2017 and 2016, CAM had 47 and 38 aircraft under lease to external customers, respectively. Revenues from external customers totaled $40.9 million and $104.1 million for the three and nine month periods ending September 30, 2017, respectively, compared to $27.9 million and $86.1 million for the corresponding periods of 2016. CAM's revenues from the Company's airlines totaled $17.5 million and $51.2 million for the three and nine month periods ending September 30, 2017, respectively, compared to $18.4 and $59.4 for the corresponding periods of 2016, reflecting the transition of CAM owned aircraft to long-term leases with external customers. CAM's aircraft leasing and related revenues, which excludes customer lease incentive costs, increased $14.6 million and $17.9 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016, primarily as a result of new aircraft leases since October 1, 2016, additional engine maintenance agreements and the timing of maintenance related revenues. CAM's revenues related to maintenance increased $7.5 million and $2.3 million for the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. CAM's revenues related to maintenance can vary among periods due to the timing of customer maintenance events.
CAM's pre-tax earnings were reduced by the increased amortization for the value of warrants issued to Amazon as a lease incentive. The amortization of the lease incentive increased by $2.5 million and $7.4 million for the three and nine months ended September 30, 2017 compared to the corresponding periods of 2016 due to additional vesting of warrants and a higher value of warrants at the time of vesting. CAM's pre-tax earnings, inclusive of an interest expense allocation, were $19.4 million and $45.6 million during the three and nine month periods ended September 30, 2017, respectively, compared to $16.1 million and $51.8 million during the corresponding periods of 2016. Increased earnings for the third quarter reflect additional aircraft leases and the timing of customer maintenance revenues and related expenses. Decreased earnings for the first nine months reflect more amortization of the value of warrants issued to Amazon as a lease incentive, higher depreciation expense for eight additional Boeing 767-300 aircraft, the interruption of lease revenues when transitioning aircraft between customers and increased interest allocation due to the higher debt levels.
During the first nine months of 2017, CAM purchased five 767-300 passenger aircraft for freighter conversion. As of September 30, 2017, all five of these Boeing 767-300 passenger aircraft and one other Boeing 767-300 passenger aircraft purchased in 2016 were being modified from passenger to freighter configuration. The Company also purchased two Boeing 737-400 aircraft during the first nine months of 2017, and these aircraft are currently being modified from passenger to freighter configuration.
CAM's agreement to lease 20 Boeing 767 freighter aircraft to AFS includes 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Leases for six of these aircraft began in April 2016 and the remaining fourteen were executed as of September 1, 2017, to fulfill the 20 aircraft requirement for AFS.
CAM expects to complete, through the third quarter of 2018, the freighter modification of eight passenger aircraft which it owns. While CAM has customer commitments or letters of intent for most of these aircraft, CAM's future operating results will depend on the timing and lease rates under which these aircraft are ultimately leased. CAM's operating results will depend on its ability to convert passenger aircraft into freighters within planned costs and within the time frames of customers' needs. Additionally, CAM's operating results will be negatively impacted by the amortization of warrants issuable to Amazon as a lease incentive.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of September 30, 2017, ACMI Services included 51 aircraft, including 19 leased internally from CAM, 12 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under a CMI agreement, and 20 CAM-owned freighter aircraft which are under lease to AFS and operated by ATI and ABX under the ATSA.
Total revenues from ACMI Services increased $18.2 million and $78.6 million during the three and nine month periods ended September 30, 2017 to $146.9 million and $436.4 million, respectively, compared to the corresponding periods of 2016. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $6.5 million and $26.5 million for the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. Improved revenues were driven by additional aircraft operations for AFS and reflect an 8% and 21% increase in billable block hours for both the three and nine month periods ended September 30, 2017, compared to the corresponding periods of 2016. In the third quarter of 2017, we added two CAM-owned Boeing 767-300 aircraft into ACMI Service for AFS. As of September 30, 2017, ACMI Services were operating seven more aircraft compared to September 30, 2016. Beginning in April 2016, in conjunction with the long-term leases executed between AFS and CAM, the related aircraft rent revenues for five aircraft operated for AFS during the first quarter of 2016 are reflected under CAM instead of ACMI Services.
ACMI Services had pre-tax losses of $5.2 million and $8.8 million during the three and nine month periods ended September 30, 2017, respectively, compared to pre-tax losses of $9.7 million and $27.2 million for the corresponding periods of 2016. Pre-tax results in 2017 compared to 2016 were affected by expanded revenues, the timing of scheduled airframe maintenance events, crew training and related expenses, and increased pension expenses. Scheduled airframe maintenance expense increased $0.9 million and decreased $3.1 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Pension expense for ACMI Services, including non-service components of retiree benefit costs, increased $3.3 million and decreased $0.8 million as actuarially determined for the three and nine month periods ending September 30, 2017, respectively, compared to the corresponding periods of 2016. The pension expense in the third quarter of 2017 included a $5.3 million pre-tax charge for the settlement of certain retirement obligations through a third party group annuity contract.
Achieving longer term profitability in ACMI Services will depend on a number of factors, including customer flight schedules, revenue levels for airline services, crewmember productivity, the level of pilot pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. Currently each of the Company's airlines are negotiating with their respective flight crewmembers' collective bargaining units. These negotiations could result in changes that may effect the productivity and costs of our operations.
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
External customer revenues from all other activities were $66.2 million and $204.7 million for the three and nine month periods ended September 30, 2017, respectively, compared to $36.6 million and $103.3 million for the corresponding periods of 2016. Revenues from our mail sorting, parcel handling and logistical support services increased $24.8 million and $61.0 million during the three and nine month periods ended September 30, 2017, respectively, compared to 2016, reflecting higher contractual costs and additional AFS locations. Additionally, airframe maintenance and modification revenues from external customers increased by $5.0 million and $40.3 million during the three and nine month periods ended September 30, 2017, respectively, primarily due to the addition of Pemco, which was acquired at the end of 2016. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The pre-tax earnings from other activities decreased by $4.4 million and $1.1 million during the three and nine month periods ended September 30, 2017 to $0.7 million and $12.0 million, respectively, compared to the corresponding periods in 2016, principally reflecting the termination of aircraft fueling and hub logistics services we provided for Amazon at the airport in Wilmington, Ohio through May of 2017, as well as the timing of completion of airframe services. Revenues for scheduled airframe maintenance and modification services are recognized by our subsidiaries when the customer work is completed.
Discontinued Operations
Pre-tax results related to former sorting operations were a $6.7 million loss and a $0.2 million gain for the first nine months of 2017 and 2016, respectively. Results in the third quarter of 2017 included a $7.6 million pre-tax charge for the settlement of certain retirement obligations through a third party group annuity contract. The results of discontinued operations primarily reflect the effects of defined benefit pension plans for former employees that supported sort operations under a former hub service agreement with DHL.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $7.3 million and $39.9 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. The increase in expense for the third quarter of 2017 reflects the $5.3 million settlement charge for the pension plan and $4.7 million for Pemco acquired in December 2016, offset by a reduction in pilot premium pay from year-ago levels and the reduction in the number of employees for the Wilmington, Ohio logistics operation, which was terminated in May 2017. The increase in expense through the first nine months of 2017 also includes higher headcount for expanded flight operations and package handling services during the first half of 2017.
Depreciation and amortization expense increased $3.7 million and $12.2 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. The increase in depreciation expense reflects incremental depreciation for eight Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since October, 2016, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $2.9 million and $10.0 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. The increase is primarily due to the addition of Pemco's maintenance and materials, which added $7.0 million and $21.1 million of expenses for the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. The additional expense from Pemco was partially offset by fewer airframe checks for the Company's airlines and lower airframe maintenance costs for third party customers during 2017 compared to 2016. Aircraft maintenance expenses and materials can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed. In May 2017, our airlines entered into maintenance agreements for certain General Electric CF6 engines that power many of the Boeing 767-300 aircraft leased from CAM. Under the agreement, the engines are maintained by the service provider for a fixed fee per cycle. As a result, beginning in June 2017, the airlines began to record engine maintenance expense as flights occur. As a result, we estimate that our airlines' engine maintenance expense will increase approximately $2.0 million per quarter with a partially offsetting reduction to engine depreciation expense.

Fuel expense increased by $9.7 million and $43.0 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. Fuel expense includes the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL, AFS and other ACMI customers, as well as fuel used to position aircraft for service and for maintenance purposes. The increase in fuel expense was driven by a higher level of customer-reimbursed fuel which increased $11.3 million and $48.7 million for the three and nine month periods ended September 30, 2017, respectively, compared to 2016. Fuel expense for military customers and other purposes declined due to fewer block hours flown for military customers in 2017.
Travel expense increased by $0.9 million and $5.6 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. The increase reflects additional aircraft in service and the higher level of employee headcount in airline operations during 2017 compared to 2016.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services and other airport services. Contracted ground and aviation services increased $27.6 million and $60.6 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016, due to additional logistical support services for AFS gateways.
Rent expense decreased by $0.3 million and increased by $1.6 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. Rent expense increased due to the acquisition of Pemco and declined during the third quarter of 2017 due to a reduced need for aircraft simulators to train new flight crews.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.5 million and $4.8 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016, driven by additional flight operations. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Other operating expenses increased by $3.0 million and $6.2 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. Other operating expenses include professional fees, employee training and utilities. Other operating expenses increased by $0.4 million and $2.3 million for the three and nine month periods ended September 30, 2017, respectively, for the addition of Pemco, acquired at the end of 2016. Other operating expense also increased to support additional aircraft and customer block hours. Losses from a non-consolidated affiliate airline accounted for under the equity method increased $0.6 million and decreased by $0.7 million for the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016.
Interest expense increased by $1.5 million and $3.4 million during the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods of 2016. Interest expense increased due to a higher average debt level and interest rates on the Company's outstanding loans, partially offset by more capitalized interest related to our fleet expansion. Capitalized interest increased $0.1 million and $0.6 million during the three and nine month periods ended September 30, 2017 to $0.4 million and $1.5 million, respectively.
Future interest expense will be impacted by convertible notes issued in September 2017. The convertible notes have a principal value of $258.8 million, bear interest at a rate of 1.125% and mature on October 15, 2024. At the time of issuance, the value of the conversion feature of the convertible notes was recorded as a debt discount and is being amortized along with debt issuance cost to interest expense over the seven year term of the convertible notes. We expect the amortization of the debt discount and issuance costs will be approximately $2 million during the fourth quarter of 2017. We received net proceeds of $234.7 million from the issuance of the convertible notes and related bond hedge and warrant transactions. Interest payments for the convertible notes will be $2.9 million annually and there are no scheduled principal payments until maturity, resulting in a combined cash financing rate of approximately 2.55%.
The Company recorded pre-tax net losses on financial instruments of $34.4 million and $100.2 million for the three and nine month periods ended September 30, 2017, respectively, compared to $8.5 million and $3.4 million during the corresponding period of 2016. The 2017 losses are primarily a result of re-measuring, as of September 30, 2017, the fair value of the stock warrants granted to Amazon. An increase in the fair value of the warrants since previous re-measurement dates of June 30, 2017 and December 31, 2016, corresponded to an increase in the traded price of the

Company's shares and resulted in the non-cash loss. The non-cash gains and losses resulting from quarterly re-measurements of the financial instruments may vary widely among quarters.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2017 have been estimated utilizing a projected annualized 39.6% rate, applied to year-to-date income. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective tax rate during a period.
The effective tax rate from continuing operations for the three and nine month periods ended September 30, 2017 was (35.9)% and (36.2)%, respectively. These effective tax rates reflect the non deductible tax treatment of certain warrants vesting for Amazon and certain warrant revaluation losses at the end of the period. The effective tax rates for the three and nine month periods ended September 30, 2017 are negative because the warrant revaluation losses do not generate a corresponding tax benefit for certain warrants. The effective tax rate without including the effects of the warrants was 37.5% and 36.5% for the three and nine months periods ended September 30, 2017, respectively. The effective tax rate from continuing operations, without including the effects of the warrants for the three and nine month periods ended September 30, 2016 were 35.4% and 36.0%, respectively. The effective tax rate, without including the effects of the warrants, increased for 2017 due to a lesser amount of discrete tax benefits related to state income taxes and employee stock incentive awards.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $191.3 million and $143.6 million for the first nine months of 2017 and 2016, respectively. Cash flows generated from operating activities increased during the first nine months of 2017, reflecting improved operating results and customer collections. Cash outlays for pension contributions for the first nine months of 2017 were $4.1 million compared to $6.3 million for the corresponding period of 2016.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $218.8 million and $182.1 million for the first nine months of 2017 and 2016, respectively. Capital expenditures in 2017 included $159.4 million for the acquisition of five Boeing 767-300 aircraft and two Boeing 737-400 aircraft and freighter modification costs; $36.2 million for required heavy maintenance; and $23.2 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures during 2016 included $133.1 million for the acquisition of nine Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $20.5 million for required heavy maintenance; and $28.5 million for other equipment, including purchases of aircraft engines and rotables.
Net cash provided by financing activities was $61.9 million for the first nine months of 2017 compared to $68.0 million in 2016. During the first nine months of 2017, we drew $90.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending. We made debt principal payments of $250.1 million during 2017. Our borrowing activities were necessary to acquire and modify aircraft for deployment into air cargo markets.
In September 2017, we received proceeds of $258.8 million from the issuance of convertible notes. In conjunction with the issuance of convertible notes, we received $38.5 million for the issuance of stock warrants and paid $56.1 million for related convertible note hedges. We paid issuance costs of $6.5 million for these transactions. The net proceeds from these transactions were $234.7 million, of which $205.0 million was used to pay down the balance of our revolving credit facility, thereby increasing the amount available for future draws under that facility. The convertible notes bear interest at a rate of 1.125% and mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The convertible notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. The convertible notes and the related transactions are described further in Note F of the accompanying condensed consolidated financial statements.
During the first nine months of 2017, we spent $11.2 million to buy 530,637 shares of the Company's common stock pursuant to a share repurchase plan authorized in 2014 and amended in May 2016 by the Board of Directors to repurchase up to $100 million of the Company's common stock.
Commitments
We estimate that capital expenditures for 2017 will total $335 million of which $265 million will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note H of the accompanying financial statements.
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
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $74.3 million, net of debt issuance costs, and a revolving credit facility from which the Company had drawn $220.0 million, net of repayments, as of September 30, 2017. The revolving credit facility has a capacity of $545.0 million, permitted additional indebtedness of $300.0 million of which $258.8 million has been utilized for the issuance of convertible notes, and an accordion feature whereby the Company can draw up to an additional $100.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the amended terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 125% of the outstanding balances of the term loan and the maximum capacity of the revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. Absent such future extensions, the maturity date is currently set to expire on May 30, 2022.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 3.24%.
At September 30, 2017, the Company had $53.9 million of cash balances. The Company had $315.7 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $9.3 million. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2017 and 2016, we were not involved in any material unconsolidated SPE transactions.
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
For information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note A "SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES" in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2016 Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 8, 2017. The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in Item 1A of the Company's 2016 Annual Report on Form 10-K. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.
On August 3, 2017 we entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of a supplemental type certificate by the FAA in 2019. We expect to make contributions equal to our 49% ownership percentage of the program's total costs over the next two years and account for the investment in the joint venture under the equity method of accounting. While the joint venture is developing the conversion program, the Company's results will reflect non operating losses for our 49% share of the joint venture's development costs. The development costs may be larger than we expect and approval may take longer than anticipated. The benefits of our investment may be less than projected.
The convertible note hedge transactions and the warrant transactions that we entered into in September 2017 may affect the value of our common stock. In connection with the pricing of our 1.125% senior convertible notes due 2024 (the "Notes") and the exercise by the initial purchasers of their option to purchase additional Notes, we entered into privately-negotiated convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Notes. We also entered into separate, privately-negotiated warrant transactions with the hedge counterparties relating to the same number of shares of our common stock that initially underlie the Notes, subject to customary anti-dilution adjustments.
The hedge counterparties and/or their affiliates may modify their hedge positions with respect to the convertible note hedge transactions and the warrant transactions from time to time after the pricing of the Notes. They may do so by purchasing and/or selling shares of our common stock and/or other securities of ours, including the Notes in privately-negotiated transactions and/or open-market transactions or by entering into and/or unwinding various over-the-counter derivative transactions with respect to our common stock. The hedge counterparties are likely to modify their hedge positions during any observation period for the Notes.
The effect, if any, of these activities on the market price of our common stock will depend on a variety of factors, including market conditions, and cannot be determined at this time. Any of these activities could, however, adversely affect the market price of our common stock. In addition, the hedge counterparties and/or their affiliates may choose to engage in, or to discontinue engaging in, any of these transactions with or without notice at any time, and their decisions will be at their sole discretion and not within our control.
We are subject to counterparty risk with respect to the convertible note hedge transactions. The hedge counterparties are financial institutions, and we will be subject to the risk that they might default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties is unsecured by any collateral. Global economic conditions have from time to time resulted in failure or financial difficulties for many financial institutions. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that hedge counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any hedge counterparty.
Conversion of the Notes or exercise of the warrants may dilute the ownership interest of stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the third quarter of 2017. As of September 30, 2017, the Company has repurchased 6,435,349 shares and has a maximum dollar value of shares that may yet be purchased under the program of $14.9 million.

ITEM 5. OTHER INFORMATION

(a)	Severance Pay Plan for Senior Management
On November 3, 2017, the Board of Directors of the Company (the “Board”) adopted the Air Transport Services Group, Inc. Severance Pay Plan for Senior Management (the “Severance Plan”), which Severance Plan will cover certain designated key employees of the Company and its subsidiaries, including Messrs. Hete, Corrado, Payne and Turner, each a named executive officer of the Company.
The Severance Plan sets forth the terms and conditions of severance benefits to be provided to a covered employee in the event the covered employee experiences a covered termination.
Eligibility
The Board’s Compensation Committee will designate those key employees of the Company who are eligible for the Severance Plan pursuant to a participation agreement and will include in such participation agreement whether the level of participation of such employee is as a Tier I Participant, Tier II Participant, Tier III Participant or Tier IV Participant.
Severance on Account of Employment Termination
Under the terms of the Severance Plan, if a covered employee (i) is terminated by the Company for any reason other than for “Cause” (as defined in the Plan), death or disability, or (ii) in the case of Tier I and Tier II Participants only, resigns on account of “Good Reason” (as defined in the Plan), the covered employee will receive the following severance benefits:

-	A continuation of annual base salary for the covered employee’s Severance Period (as defined below);

-
Pro rata annual incentive bonus for the fiscal year in which the covered employee’s employment termination occurs, which bonus will be paid at the same time that bonuses are paid under the applicable plan or policy; and

-
For the shorter of (a) the Severance Period and (b) 18 months following the covered employee’s termination date, a continuation of eligibility to participate in the Company’s medical, dental, vision and prescription drug plans in which the covered employee was participating (including the covered employee’s spouse and eligible dependents); provided that to receive such coverage, the covered employee must pay the amount that the covered employee would have been required to pay if such covered employee were employed by the Company at such time.

The severance benefits will be discontinued if it is determined that the covered employee has engaged in actions that constitute Cause or has breached the terms of the release, restrictive covenants or any other agreement relating to the covered employee’s employment with the Company or termination thereof. The Severance Period for Tier I Participants is 24 months, for Tier II Participants is 18 months, for Tier III Participants is 12 months, and for Tier IV Participants is six months.
Release
The receipt of severance benefits is conditioned upon the execution and non-revocation of a release of claims. The severance benefits will be discontinued if a covered employee breaches any term of the release.
Effect of a Change in Control Agreement or Employment Agreement
If a covered employee is also a party to a change in control agreement and there occurs a change in control that results in such covered employee being entitled to receive severance benefits thereunder, then the Severance Plan will cease to be applicable to such covered employee, with all payments and benefits to such covered employee arising out of any termination of the employment of such covered employee to be determined and paid in accordance with the terms of such change in control agreement. Similarly, if a covered employee is also a party to an employment agreement with the Company that provides for severance payments and benefits following termination of employment under the same or similar circumstances as are set forth in the Severance Plan, then the Severance Plan will not be applicable to such covered employee so long as such employment agreement is in effect.
Restrictive Covenants
As a condition for a covered employee to be eligible to participate in the Severance Plan, and to receive severance benefits under the Severance Plan, a covered employee must agree to comply with the restrictive covenants set forth in the Severance Plan, which restrictive covenants include (a) a confidential information disclosure restriction during the term of the covered employment and thereafter, (b) a non-competition restriction during the term of the covered employee’s employment and for the Restriction Period (as defined below) after such termination of employment and (c) a non-solicitation restriction applicable to the solicitation of actual or prospective customers and employees and contractors of the Company during the term of the covered employee’s employment and for the Restriction Period after such termination of employment. The Restriction Period for Tier I Participants is 24 months, for Tier II Participants is 18 months, for Tier III Participants is 12 months and for Tier IV Participants is six months. The severance benefits will be discontinued if a covered employee breaches any terms of the restrictive covenants.
Amendment and Termination
The Board or the Compensation Committee may amend, suspend or terminate the Severance Plan at any time; provided that (i) no amendment, suspension or termination may materially adversely affect a covered employee’s entitlements under the Severance Plan without the prior written consent of such adversely affected covered employee and (ii) no such amendment, suspension or termination will give the Company the right to recover any amount paid to a covered employee prior to the date of such amendment, suspension or termination or to cause the cessation and termination of payments of severance benefits to any person under the Severance Plan receiving severance benefits.
Terms for Initially Designated Covered Employees
In connection with the adoption of the Severance Plan, Mr. Hete was designated as being eligible to participate in the Severance Plan as a Tier I Participant and Messrs. Corrado, Payne and Turner were designated as being eligible to participate in the Severance Plan as Tier II Participants.
The foregoing description of the Severance Plan is qualified in its entirety by the provisions of the Severance Plan, a copy of which is filed herewith as Exhibit 10.21.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

Instruments defining the rights of security holders

4.1	Indenture, dated September 29, 2017, by and between Air Transport Services Group, Inc. and U.S. Bank National Association. (4)

4.2	Form of 1.125% Convertible Senior Note due 2024 (included in Exhibit 4.1). (4)

Material Contracts

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

10.3
Second Amendment to the Amended and Restated Credit Agreement, entered into on September 25, 2017, by and among Air Transport Services Group, Inc., Cargo Aircraft Management, Inc., as borrower, the guarantors party thereto, the lenders party thereto and SunTrust Bank, as Administrative Agent. (3)

10.4
Purchase Agreement, dated September 25, 2017, by and among Air Transport Services Group, Inc. and Goldman Sachs & Co. LLC and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers named therein. (4)

10.5	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (4)

10.6	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (4)

10.7	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (4)

10.8	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (4)

10.9	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (4)

10.10	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (4)

10.11	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (4)

10.12	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (4)

10.13	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (4)

10.14	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (4)

10.15	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (4)

10.16	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (4)

10.17	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (4)

10.18	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (4)

10.19	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (4)

10.20	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (4)

10.21	Air Transport Services Group, Inc. Severance Plan for Senior Management, filed herewith

10.22	Confirmation Agreement, dated August 23, 2017, between Mutual of America Life Insurance Company and ABX Air, Inc., relating to the ABX Air Retirement Income Plan, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2017.

(2)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 2017.

(3)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 2017.

(4)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 29, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	November 9, 2017

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 9, 2017	and Principal Accounting Officer)