Form 10-K
period 2017-12-31
Air Transport Services Group, Inc.
filed 2018-03-01
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,260,495,219. As of March 1, 2018, 59,067,276 shares of the registrant’s common stock, par value $0.01, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 10, 2018 are incorporated by reference into Parts II and III.

FORWARD LOOKING STATEMENTS
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” in Item 1A . The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2017 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
Company Overview
Air Transport Services Group, Inc. is a holding company whose subsidiaries primarily operate within the airfreight and logistics industry. We lease aircraft and provide airline operations, ground services, aircraft modification and maintenance, and other support services mainly to the cargo transportation and package delivery industries. Our subsidiaries offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers. We offer standalone services along with bundled, customized solutions, scalable to our customers' needs. (When the context requires, we may use the terms “Company” and “ATSG” in this report to refer to the business of ATSG and its subsidiaries on a consolidated basis.) Our services are summarized below.
Aircraft leasing: We lease cargo aircraft through ATSG's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”). CAM services global demand for medium range and medium capacity airlift by offering Boeing 767, 757 and 737 aircraft leases. CAM is able to provide competitive lease rates by converting passenger aircraft into cargo freighters. CAM monitors the market for available medium passenger aircraft, typically 15 to 20 years beyond their original manufacture date. After evaluation of an aircraft's condition and technical specifications, CAM acquires passenger aircraft that meet its requirements for projected into-service costs and rate of return targets. CAM then manages the modification of a passenger aircraft into a freighter. As a result, the converted freighters can be deployed into regional markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. CAM's aircraft leases are typically under multi-year agreements.
ACMI services: ATSG wholly owns two airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), each independently certificated by the U.S. Department of Transportation. The Company's airlines separately offer a combination of aircraft, crews, maintenance and insurance services. These services are commonly referred to as ACMI services or CMI services depending on the selection of services contracted. ABX operates Boeing 767 freighter aircraft, while ATI operates Boeing 767 and Boeing 757 freighter and 757 "combi" aircraft. Combi aircraft are capable of carrying passengers and cargo containers on the main deck. The airlines can conduct cargo operations worldwide.
Support services: We provide transportation related services such as aircraft maintenance, crew training and ground handling to delivery companies, freight forwarders and other airlines. Customers who lease our aircraft often need related support services. Offering support services provides us with a competitive advantage for diversification and incremental revenues. Our businesses and subsidiaries providing support services are summarized below:

•
Ground Services: We provide mail and package sorting services, as well as related maintenance services for material handling equipment, ground equipment and facilities through our LGSTX Services, Inc. (“LGSTX”) subsidiary. LGSTX also rents ground equipment and sells aviation fuel in Ohio.

•
Aircraft maintenance and modification services: We provide airframe modification and maintenance, component repairs, engineering services and aircraft line maintenance through our subsidiaries Airborne Maintenance and Engineering Services, Inc. (“AMES”) and Pemco World Air Services, Inc. ("Pemco"). AMES Material Services, Inc. ("AMS") resells and brokers aircraft parts. ABX also provides line maintenance services at certain airports.

•	Flight support services: We offer flight crew training, air dispatch and flight monitoring.
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

General Business Development
The Company is incorporated in Delaware and its headquarters is in Wilmington, Ohio. ATSG's common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG. ATSG was formed in 2007 for the purpose of creating a holding company structure that resulted in ABX, which was incorporated in 1980, becoming a subsidiary of ATSG. Between 1980 and August 2003, ABX was an affiliate of Airborne, Inc. (“Airborne”), a former publicly traded, integrated delivery service provider. On August 15, 2003, ABX was separated from Airborne and became an independent publicly traded company, in conjunction with the acquisition of Airborne by an indirect wholly-owned subsidiary of DHL Worldwide Express, B.V. In 2004, we began to provide mail sorting services to the United States Postal Service, ("USPS"). The Company acquired CAM, ATI and Capital Cargo International Airlines, Inc. ("CCIA") on December 31, 2007. ATI began operations in 1979 and was an affiliate of BAX Global, Inc. (“BAX/Schenker”) prior to 2006. In 2009, a significant portion of the aircraft maintenance operations of ABX, including a hangar facility in Wilmington, were spun-out into AMES, a wholly-owned subsidiary of the Company. Similarly, in 2010, the material handling and aviation ground support operations of ABX were spun-out into a wholly-owned subsidiary of the Company, now known as LGSTX. During 2013, we merged CCIA into ATI, with ATI as the surviving entity.
In January 2014, we acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden. West Atlantic AB, through its two airlines, Atlantic Airlines Ltd. and West Atlantic Sweden AB, operates a fleet of approximately 45 aircraft. West Atlantic AB operates its aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. We account for our equity interest under the equity method of accounting.
The Company has had long term contracts with DHL since August 2003. In 2010, we entered into commercial agreements with DHL under which DHL leased thirteen Boeing 767 freighter aircraft from CAM and ABX operates those aircraft under a separate crew, maintenance and insurance agreement. The initial term of the operating agreement was five years, while the terms of the aircraft leases were seven years. Effective April 1, 2015, the Company and DHL amended and restated the agreements (together the "CMI agreement") which extended the Boeing 767 aircraft lease terms and the operation of those aircraft through March 2019 and added two aircraft leases for Boeing 767 aircraft.
In September 2015, we began to operate a trial air network for Amazon.com Services, Inc. ("ASI"), the successor to Amazon Fulfillment Services, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”). We provided cargo handling and logistical support as the network grew to five dedicated Boeing 767 freighter aircraft during 2015. On March 8, 2016, the Company and ASI entered into an Air Transportation Services Agreement (the “ATSA”) which became effective April 1, 2016. Pursuant to the ATSA, CAM leases 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Under the ATSA, our airline subsidiaries operate those aircraft for an initial term of five years while our LGSTX subsidiary provides gateway services for ASI at certain airports. As of December, 31, 2017, we leased 12 CAM-owned Boeing 767-200 freighter aircraft and eight CAM-owned Boeing 767-300 freighter aircraft to ASI that were operated by our airlines.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement, each dated March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches, which will result in Amazon having the right to acquire up to 19.9% of the Company’s outstanding common shares measured as further described below. The exercise price of the warrants is $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. The first tranche of warrants, issued upon execution of the Investment Agreement, grants Amazon the right to purchase approximately 12.81 million ATSG common shares, all of which are now vested. The second tranche of warrants, which will be issued on March 8, 2018, will give Amazon the right to purchase approximately 1.59 million ATSG common shares, all of which will be vested upon the issuance of the warrants. The third tranche of warrants will be issued on September 8, 2020 and will also vest immediately upon issuance. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement, after giving effect to the issuance of the warrants. Each of the three tranches of warrants will be exercisable in accordance with its terms through the fifth anniversary of the date of the Investment Agreement. We anticipate making the common shares underlying the warrants available through a combination of share repurchases and the issuance of additional shares.

In December 2016, we acquired Pemco. Pemco  provides aircraft maintenance, modification, and engineering services. Pemco is based at the Tampa International Airport where it operates a two-hangar aircraft facility of 311,500 square feet and employs approximately 370 people. Pemco is a leading provider of passenger-to-freighter conversions for Boeing 737-300 and 737-400 aircraft, having redelivered over 50 Boeing 737 converted aircraft to Chinese operators over ten years. Pemco's aircraft conversion capabilities and aircraft hangar operations are marketed with our other air transportation support services.
On August 3, 2017, we entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of a supplemental type certificate in 2019. We expect to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. We account for our investment in the joint venture under the equity method of accounting.
Financial Information
The Company has three reportable segments, "CAM", “ACMI Services" and "Ground Services." Our other business operations, including aircraft maintenance, engineering and modification services; aircraft part sales; ground equipment leasing and maintenance; and mail and package sorting do not constitute reportable segments due to their size. Segment revenues for 2017 are summarized below:

	CAM	ACMI Services	Ground Services	Other Support Services

External revenues (in thousands)	$140,434	$614,721	$204,150	$108,895
Customer revenues for 2017 are summarized below.

	DHL	Amazon	U.S. Military	Other

Percent of consolidated revenues	24%	44%	7%	25%
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
As of December 31, 2017, CAM’s fleet consisted of 70 serviceable Boeing 767, 757 and 737 cargo aircraft. A complete list of the Company's aircraft is included in Item 2, Properties. Through CAM, we have expanded in recent years the Company's combined fleet of Boeing 767 and 757 aircraft. CAM has managed the modification of passenger aircraft into cargo aircraft as well as purchased previously modified cargo aircraft. Since the beginning of 2015, CAM has deployed 15 Boeing 767-300 and one Boeing 737 aircraft into its fleet.
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
Our airlines operate medium wide-body aircraft freighters usually on intra-continental flights and medium range inter-continental flights. The airlines typically operate our aircraft in the customers' regional networks that connect to and from global cargo networks. We do not operate larger capacity, long haul inter-continental freighters such as the Boeing 747, 777 or Airbus A380 aircraft. The freighter types we operate have lower investment and ongoing maintenance costs and can operate cost efficiently with smaller loads on shorter routes than the larger capacity freighters.
Our airlines provide airlift to the Air Mobility Command ("AMC") through contracts awarded by the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military. ATI contracts with the AMC for the operation of its unique fleet of four Boeing 757 "combi" aircraft, which are capable of simultaneously carrying passengers and cargo containers on the main flight deck. ATI has been operating combi aircraft for the U.S. Military since 1993. In January 2018, the USTC contracted with ATI to provide combi aircraft operations through December 2021 and awarded ATI three international routes for combi aircraft for 2018. These routes are not based on or related to conflicts in the Middle East.
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
Approximately 5% of the Company's consolidated revenues for 2017 were derived from providing airline operations for customers other than DHL, Amazon and the U.S. Military. These ACMI and charter operations are typically provided to delivery companies, freight forwarders or other airlines.
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
Aircraft Maintenance and Modification Services
We provide aircraft maintenance and modification services to other air carriers through our ABX, AMES and Pemco subsidiaries. These subsidiaries have technical expertise related to aircraft modifications through a long history in aviation. They own many Supplemental Type Certificates (“STCs”). An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component. We market our subsidiaries capabilities by identifying aviation-related maintenance and modification opportunities and matching them to customer needs.
AMES operates a Federal Aviation Administration (“FAA”) certificated 145 repair station in Wilmington, Ohio, including hangars, a component shop and engineering capabilities. AMES is AS9100 quality certified for the aerospace industry. AMES’ marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and 767 aircraft. In 2014, the Company completed the construction of a new hangar facility, bringing the total hangar square footage to 310,000. The hangar provides the capability of servicing airframes as large as the Boeing 747-400 and the Boeing 777 aircraft. AMES has the capability to perform line maintenance and airframe maintenance on McDonnell Douglas MD-80, Boeing 767, 757, 737, 777, 727 and Airbus A320 aircraft. AMES also has the capability to refurbish airframe components, including approximately 60% of the components utilized by Boeing 767 aircraft.
Pemco operates an FAA certificated 145 repair station from a two hangar facility in Tampa, Florida. Pemco has the capability to perform airframe maintenance on Boeing 767, 757, 737, McDonnell Douglas MD-80, Airbus A320, A321 and various regional jet model aircraft. Pemco also has the capability to perform aircraft modification and engineering services, including passenger-to-freighter and passenger-to-combi conversions for Boeing 737-200, Boeing 737-300 and Boeing 737-400 series aircraft.
AMS is an Aviation Suppliers Association, ASA 100 Accredited reseller and broker of aircraft parts. AMS carries an inventory of Boeing 767, 757, 737 and DC-9 spare parts and also maintains inventory on consignment from original equipment manufacturers, resellers, lessors and other airlines. AMS's customers include the commercial air cargo industry, passenger airlines, aircraft manufacturers and contract maintenance companies serving the commercial aviation industry, as well as other resellers.
Ground Services
We have provided mail sorting services under contracts with the USPS since September 2004. We provide labor, equipment maintenance and facility management at USPS mail sort centers in Indianapolis, Dallas and Memphis. Under each of these three contracts, we are compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. LGSTX also provides labor for load transfer services to the USPS at two facilities. The contracts for the five facilities we service have been extended from their original expiration dates and are currently scheduled to expire during September 2018. We understand the USPS is evaluating alternatives for these facilities. The contract for some or all of these may not be renewed. LGSTX also arranges similar services to support ASI at certain locations in the U.S. ASI can terminate these services at one or any location after giving a brief notice period. Additionally LGSTX provides international mail forwarding services through the John F. Kennedy International Airport and the O'Hare International Airport.
LGSTX also provides maintenance services for material handling and sorting equipment as well as ground support equipment throughout the U.S. LGSTX has a large inventory of ground support equipment, such as power units, airstarts, deicers and pushback vehicles that it rents to airports, ground handlers, airlines and other customers. LGSTX is also licensed to resell aircraft fuel.
Flight Support
ABX is FAA certificated to offer flight crew training to customers and rent usage of its flight simulators for outside training programs. ABX has three flight simulators. The Boeing 767 and DC-9 level C simulators allow ABX to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft.
The Company's subsidiary, Global Flight Source, Inc. ("GFS"), provides aircraft dispatch and flight monitoring to ABX and ATI. GFS can provide these services to U.S certificated supplemental air carriers and foreign air carriers.
Competitive Conditions
Our airline subsidiaries compete with other cargo airlines to place aircraft under ACMI arrangements and charter contracts. Other cargo airlines include Amerijet International, Inc., Atlas Air Worldwide Holdings, Inc., Kalitta Air LLC, Northern Air Cargo, and National Air Cargo Group, Inc. The primary competitive factors in the air cargo industry are operating costs, fuel efficiency, geographic coverage, aircraft range, aircraft reliability and capacity. The cost of airline operations is significantly impacted by the cost of flight crewmembers, which can vary among airlines depending on their collective bargaining agreements. Cargo airlines also compete for cargo volumes with passenger airlines that have substantial belly cargo capacity. The air cargo industry is capital intensive and highly competitive, especially during periods of excess capacity of aircraft compared to cargo volumes.
The scheduled delivery industry is dominated by integrated door-to-door delivery companies including DHL, the USPS, FedEx Corporation, United Parcel Service, Inc. and ASI. Although the volume of our business is impacted by competition among these integrated carriers, we do not usually compete directly with them.
Competition for aircraft lease placements is generally affected by aircraft type, aircraft availability and lease rates. We target our leases to cargo airlines and delivery companies seeking medium widebody airlift. The Airbus A300-600 and A330 aircraft can provide capabilities similar to the Boeing 767 for medium widebody airlift. Competitors in the aircraft leasing markets include GE Capital Aviation Services and Altavair Aviation Leasing, among others.
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
Aircraft Maintenance
Our airlines’ operations are regulated by the FAA for aircraft safety and maintenance. Each airline performs routine inspections and airframe maintenance in accordance with applicable FAA-approved aircraft maintenance programs. In addition, the airlines build into their maintenance programs FAA-mandated Airworthiness Directive and manufacturer Service Bulletin compliance on all of their aircraft. The airlines’ maintenance and engineering personnel coordinate routine and non-routine maintenance requirements. Each airline’s maintenance program includes tracking the maintenance status of each aircraft, consulting with manufacturers and suppliers about procedures to correct irregularities and training maintenance personnel on the requirements of its FAA-approved maintenance program. The airlines contract with MROs, including AMES and Pemco, to perform heavy maintenance on airframes and engines. Each airline owns and maintains an inventory of spare aircraft engines, auxiliary power units, aircraft parts and consumable items. The quantity of spare items maintained is based on the fleet size, engine type operated and the reliability history of the item types.
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
Employees

As of December 31, 2017, the Company had approximately 3,010 full-time and part-time employees. The Company employed approximately 485 flight crewmembers, 1,415 aircraft maintenance technicians and flight support personnel, 685 warehousing, sorting and logistics personnel, 165 employees for airport maintenance and logistics, 35 employees for sales and marketing and 225 employees for administrative functions. In addition to full time and part time employees, the Company typically has approximately 400 temporary employees mainly serving the USPS operations and aircraft line maintenance operations. On December 31, 2016, the Company had approximately 3,230 full-time and part-time employees.
Labor Agreements
The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2017.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	8.4%
ATI	Air Line Pilots Association	5/28/2014	7.6%
ATI	Association of Flight Attendants	11/14/2023	1.3%
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
Information Systems
We are dependent on technology to conduct our daily operations including data processing, communications and regulatory compliance. We rely on critical computerized systems for aircraft maintenance records, flight planning, crew scheduling, employee training, financial records and other processes. We utilize information systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using the systems, we track maintenance schedules and also control inventories and maintenance tasks, including the work directives of personnel performing those tasks. We rely on information systems to track crewmember flight and duty times, and crewmember training status. The Company’s flight operations systems coordinate flight schedules and crew schedules.

We invest significant time and financial resources to acquire, develop and maintain information systems to facilitate our operations. We rely increasing on third party applications and hosted technologies. To remain competitive we must continue to deploy new technologies while controlling its costs and maintaining regulatory compliance.
Regulation
Our subsidiaries’ airline operations are primarily regulated by the DOT, the FAA and the TSA. Those operations must comply with numerous economic, safety, security and environmental laws, ordinances and regulations. In addition, they must also comply with various other federal, state, local and foreign laws and regulations.
Environment
The U.S. Environmental Protection Agency ("EPA") is authorized to regulate aircraft emissions and has historically implemented emissions control standards adopted by the International Civil Aviation Organization ("ICAO"). In 2016, however, the EPA issued a finding on greenhouse gas ("GHG") emissions from aircraft and its relationship to air pollution. This finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. Our subsidiaries’ aircraft currently meet all known requirements for engine emission levels as applicable by engine design date. Under the Clean Air Act, individual states or the EPA may adopt regulations requiring reductions in emissions for one or more localities based on the measured air quality at such localities. These regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. Further, the U.S. Congress has, in the past, considered legislation that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future.
In addition, the European Commission has approved the extension of the European Union Emissions Trading Scheme ("ETS") for GHG emissions to the airline industry. Currently, under the European Union’s ETS, all ABX and ATI flights that are wholly within the European Union are covered by the ETS requirements, and each year our airlines are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. If the airline's flight activity during the year produced carbon emissions exceeding the number of carbon emissions allowances that it had been awarded, the airline must acquire allowances from other airlines in the open market. ABX and ATI operate intra-EU flights from time to time and management believes that such flights are operated in compliance with ETS requirements.
Similarly, in 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase is scheduled to begin in 2021 in which countries may voluntarily participate, and full mandatory participation is scheduled to begin in 2027. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs.
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
Department of Transportation
The DOT maintains authority over certain aspects of domestic air transportation, such as requiring a minimum level of insurance and the requirement that a person be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of international routes. The DOT has issued ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The DOT has issued ATI certificate authority to engage in scheduled interstate air transportation, which is currently limited to all-cargo operations. ATI's DOT certificate authority also authorizes it to engage in interstate and foreign charter air transportation of persons, property and mail.  Additionally, the DOT has issued ABX and ATI Certificates of Public Convenience and Necessity authorizing each of them to engage in scheduled foreign air transportation of cargo and mail between the U.S. and all current and future U.S. open-skies partner countries, which currently consists of more than 120 foreign countries.  ABX also holds exemption authorities issued by the DOT to conduct scheduled all-cargo operations between the U.S. and certain foreign countries with which the U.S. does not have an open-skies air transportation agreement.
By maintaining these certificates, the Company, through its airline subsidiaries, can conduct all-cargo charter operations worldwide subject to the receipt of any necessary foreign government approvals. Prior to issuing such certificates, and periodically thereafter, the DOT examines a company’s managerial competence, financial resources and plans, compliance disposition and citizenship in order to determine whether the carrier is fit, willing and able to engage in the transportation services it has proposed to and does undertake.
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

•	The Federal Communications Commission regulates our airline subsidiaries’ use of radio facilities pursuant to the Federal Communications Act of 1934, as amended;

•	U.S. Customs and Border Protection issues landing rights and inspects cargo imported from our subsidiaries’ international operations;

•	Our airlines must comply with U.S. Citizenship and Immigration Services regulations regarding the citizenship of our employees;

•	The Company and its subsidiaries must comply with wage, work conditions and other regulations of the Department of Labor regarding our employees.

•
The Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury and other government agencies administer and enforce economic and trade sanctions based on U.S. foreign policy, which may limit our business activities in and for certain areas.

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
The economic conditions in the U.S. and in other markets may negatively impact the demand for the Company’s aircraft and services.
Air cargo transportation volumes are strongly correlated to general economic conditions, including the price of aviation fuel. An economic downturn could reduce the demand for delivery services offered by DHL, Amazon and other delivery businesses, in particular expedited shipping services utilizing aircraft. Further, during an economic slowdown, customers generally prefer to use ground-based or marine transportation services instead of more expensive air transportation services. Accordingly, an economic downturn could reduce the demand for airlift and cargo aircraft leases. Additionally, if the price of aviation fuel rises significantly, the demand for cargo aircraft and air transportation services may decline. During periods of downward economic trends and rising fuel costs, freight forwarders and integrated delivery businesses are more likely to defer market expansion plans. As a result, we may experience delays in the deployment of available aircraft with customers under lease, ACMI or charter arrangements.
Our costs incurred in providing airline services could be more than the contractual revenues generated.
Each airline develops business proposals for ACMI, charters, DHL, ASI and other operating contracts by projecting operating costs, crew productivity and maintenance expenses. Projections contain key assumptions, including maintenance costs, flight hours, aircraft reliability, crewmember productivity and crewmember compensation and benefits. We may overestimate revenues, the level of crewmember productivity, and/or underestimate the actual costs of providing services when preparing business proposals. If actual costs are higher than projected or aircraft reliability is less than expected, future operating results may be negatively impacted.
The Company’s airlines rely on flight crews that are unionized. If collective bargaining agreements increase our costs and we cannot recover such increases, our operating results would be negatively impacted. It may be necessary for us to terminate customer contracts or curtail planned growth.
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
The NMB ruled, during 2017, that ABX and ATI do not constitute a single transportation system for the purposes of collective bargaining. The NMB could reconsider whether the airlines constitute a single transportation system and require that the ABX and ATI crewmembers be represented by the same union. A single transportation system determination by the NMB could give rise to complex contractual issues, including integrating the airlines' seniority lists, and materially impact the dynamics with respect to future CBA negotiations. While it is unlikely that the NMB would reconsider or find that ABX and ATI constitute a single transportation system, the case-by-case analysis used by the NMB makes such predictions uncertain.
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
The actual demand for Boeing 767, 757 and 737 aircraft may be less than we anticipate. The actual lease rates for aircraft available for lease may be less than we projected, or new leases may start later than we expect. Further, other airlines and lessors may be willing to offer aircraft to the market under terms more favorable to lessees.
We may fail to meet the scheduled delivery date for aircraft required by customer agreements.
If CAM cannot meet the agreed delivery schedule for an aircraft lease, the customer may have the right to cancel the aircraft lease, thus delaying revenues until the aircraft can be completed and re-marketed successfully.
Our airline operating agreements include on-time reliability requirements which can impact the Company's operating results and financial condition.
Certain of our airline operating agreements contain monthly incentive payments for reaching specific on-time reliability thresholds. Additionally, such airline operating agreements contain monetary penalties for aircraft reliability below certain thresholds. As a result, our operating revenues may vary from period to period depending on the achievement of monthly incentives or the imposition of penalties. Further, an airline could be found in default of an agreement if it does not maintain minimum thresholds over an extended period of time. If our airlines are placed in default due to the failure to maintain reliability thresholds, the customer may elect to terminate all or part of the services we provide under certain customer agreements after a cure period.
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
If our airlines fail to maintain aircraft reliability above a minimum threshold under the ATSA for either a specified number of consecutive calendar months or a specified number of calendar months (whether or not consecutive) in a specified trailing period, we could be held in default. In that event, ASI may elect to terminate the ATSA and pursue those rights and remedies available to it at law or in equity.

The anticipated strategic and financial benefits of our relationship with Amazon may not be realized.
We entered into the agreements with Amazon with the expectation that the transactions would result in various benefits including, among others, growth in revenues, improved cash flows and operating efficiencies. Achieving the anticipated benefits from the agreements is subject to a number of challenges and uncertainties, such as unforeseen costs. If we are unable to achieve our objectives the expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations.

The Company's future earnings and earnings per share, as reported under generally accepted accounting principles, will be impacted by the Amazon stock warrants.
We expect that the warrants issuable to Amazon will increase the number of diluted shares reported. As of December 31, 2017, the Company's liabilities reflected 14.83 million stock warrants issued to Amazon. Further, the warrants are subject to fair value measurements during periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants may adversely impact the Company's reported earnings measures.

Changes in the fair value of certain financial instruments could impact the financial results of the Company.
Certain financial instruments are subject to fair value measurements at the end of each reporting period. Accordingly, future fluctuations in their fair value may adversely impact the Company's reported earnings. See Note D in the accompanying consolidated financial statements for further information about the fair value of our financial instruments.
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
There are separate crew rest requirements applicable to all-cargo aircraft of the type operated by the Company. The FAA has rejected, as have the Courts, an attempt to apply the passenger airline operations to all cargo operations. If such rest requirements and restrictions were imposed on our cargo operations, these rules could have a significant impact on the costs incurred by our airlines. The airlines would attempt to pass such additional costs through to their customers in the form of price increases. Customers, as a result, may seek to reduce their utilization of aircraft in favor of less expensive transportation alternatives.
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
Our financial results depend on our lease customers' ability to make lease payments and maintain the related aircraft. Our customers' ability to make payments could be adversely impacted by changes to their financial liquidity, competitiveness, economic conditions and other factors. A default of an aircraft lease by a customer could negatively impact our operating results and cash flows and result in the repossession of aircraft.

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
Delta TechOps, a division of Delta Airlines, Inc., is the primary engine maintenance provider for the Company's General Electric CF6 engines that power our fleet of Boeing 767 aircraft. If Delta TechOps does not complete the refurbishment of our engines within the contractual turn-times or if we must replace Delta TechOps as the maintenance provider for some or all of the Company's CF6 engines, our operations and financial results may be adversely impacted.
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
The costs of maintaining safeguards, recovery capabilities and preventive measures may continue to rise. Further, the costs of recovering or replacing a failed system could be very expensive.
The costs of our aircraft maintenance facilities could negatively impact our financial results.
We lease and operate a 310,000 square foot aircraft maintenance facility and a 100,000 square foot component repair shop in Wilmington, Ohio. Additionally, we lease and operate a 311,500 square foot, two-hangar aircraft maintenance complex in Tampa, Florida. Accordingly, a large portion of the operating costs for our aircraft maintenance and conversion business are fixed. As a result, we need to retain existing aircraft maintenance business levels to maintain a profitable operation. The actual level of revenues may not be sufficient to cover our operating costs. Additionally, revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The Company could violate debt covenants.
The Senior Credit Agreement contains covenants including, among other requirements, limitations on certain additional indebtedness and guarantees of indebtedness. The Senior Credit Agreement is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Senior Credit Agreement, the Company is required to maintain aircraft collateral coverage equal to 125% of the outstanding balance of the term loan and the maximum capacity of the revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement and loans. In such an event, the Company’s cost of borrowings could increase, and our ability to modify and deploy aircraft could be limited as a result.

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
Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 3.07%. Additional debt or lower EBITDA may result in higher interest rates on the variable rate portion of the Company's debt.
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

Strategic investments in other businesses may not result in the desired benefits.
We enter into joint venture and other business ownership agreements with the expectation that such investment will result in various benefits including revenue growth through geographic diversification and product diversification, improved cash flows and better operating efficiencies. Achieving the anticipated benefits from such agreements is subject to a number of challenges and uncertainties. The expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations. We may make additional capital contributions to these business.
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

We have recorded goodwill and other intangible assets related to acquisitions and equity investments. If we are unable to achieve the projected levels of operating results, it may be necessary to record an impairment charge to reduce the carrying value of goodwill, equity investments and related intangible assets. Similarly, if we were to lose a key customer or one of our airlines were to lose its authority to operate, it could be necessary to record an impairment charge.
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
All aircraft in the Company’s fleet were manufactured prior to 1998. Manufacturer Service Bulletins and FAA regulations and FAA airworthiness directives issued under its “Aging Aircraft” program cause operators of such aged aircraft to be subject to additional inspections and modifications to address problems of corrosion and structural fatigue at specified times. The FAA may issue airworthiness directives that could require significant costly inspections and major modifications to such aircraft. The FAA may issue airworthiness directives that could limit the usability of certain aircraft types. In 2012, the FAA issued an airworthiness directive that requires the replacement of the aft pressure bulkhead on Boeing 767-200 aircraft based on a certain number of landing cycles. As a result, we expect that some the Company's Boeing 767-200 aircraft will be affected. The cost of compliance is estimated to be approximately $1.0 million per aircraft over the next several years.
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
The Company is subject to the regulations of the U.S. Environmental Protection Agency ("EPA") and state and local governments regarding air quality and other matters. In part, because of the highly industrialized nature of many of the locations where the Company operates, there can be no assurance that we have discovered all environmental contamination or other matters for which the Company may be responsible.
Concern over climate change, including the impact of global warming, has led to significant federal, state and international legislative and regulatory efforts to limit greenhouse gas ("GHG") emissions. The European Commission has mandated the extension of the European Union Emissions Trading Scheme ("ETS") for GHG emissions to the airline industry. Under the European Union ETS, all ABX and ATI flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. Exceedance of the airlines' emission allowances would require the airlines to purchase additional emission allowances on the open market.
Similarly, in 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase is scheduled to begin in 2021 in which countries may voluntarily participate, and full mandatory participation is scheduled to begin in 2027. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs.
The U.S. Congress and certain states have also considered legislation regulating GHG emissions. In addition, even in the absence of such legislation, the EPA could regulate greenhouse GHG emissions, especially aircraft engine emissions. In July 2016, the EPA, issued a finding that aircraft engine emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health. This finding is a regulatory prerequisite to the EPA’s adoption of a new certificate standard for aircraft emissions. However, the U.S. recently withdrew from the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and the effect of that withdrawal on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation is uncertain.
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

As of December 31, 2017, the Company and its subsidiaries' in-service aircraft fleet consisted of 70 owned aircraft. The aircraft were all formerly passenger aircraft that have been modified for cargo operations. The aircraft are generally described as being mid-size or having medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 47,900 to 129,000 pounds. These aircraft are well suited for intra-continental flights and medium range inter-continental flights. Because an airline's flight operations can be hindered by inclement weather, sophisticated landing systems and other equipment are utilized to minimize the effect that weather may have on flight operations. For example, ABX’s and ATI's Boeing 767-200 and 767-300 aircraft are operated for Category III landings. This allows their crews to land under weather conditions with forward runway visibility of only 600 feet at airports with Category III Instrument Landing Systems.
The table below shows the combined fleet of aircraft in service condition.

	In-service Aircraft as of December 31, 2017
Aircraft Type	Total	Owned	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	36	36	1982 - 1987	85,000 - 100,000	1,700 - 5,300
767-300 SF (1)	25	25	1988 - 1997	121,000 - 129,000	3,200 - 7,100
757-200 PCF (1)	4	4	1984 - 1991	68,000	2,100 - 4,800
757-200 Combi (2)	4	4	1989 - 1992	58,000	2,600 - 4,300
737-400 SF (1)	1	1	1991	47,900	2,200 - 2,800
Total in-service	70	70
____________________

(1)	These aircraft are configured for standard cargo containers loaded through large standard main deck cargo doors.

(2)	These aircraft are configured as “combi” aircraft capable of carrying passenger and cargo containers on the main flight deck.
In addition, as of December 31, 2017, CAM had one Boeing 767-200 passenger aircraft that is not reflected in the table above. The Boeing 767-200 aircraft discontinued passenger service in 2015 when a customer's operation ended. CAM also owns six Boeing 767-300 aircraft and one Boeing 737-400 aircraft which were undergoing or preparing to undergo modification to a standard freighter configuration and are expected to be completed in 2018.
We believe that our existing facilities and aircraft fleet are appropriate for our current operations. As described in Note H to the accompanying financial statements, we plan to invest in additional aircraft to meet our growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
The Company's common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. The following table shows the range of high and low prices per share of ATSG common stock for the periods indicated:

2017 Quarter Ended:	Low	High
December 31, 2017	$22.55	$26.75
September 30, 2017	$20.84	$25.91
June 30, 2017	$15.78	$24.21
March 31, 2017	$14.97	$17.81

2016 Quarter Ended:	Low	High
December 31, 2016	$12.94	$17.29
September 30, 2016	$12.73	$14.91
June 30, 2016	$12.36	$15.43
March 31, 2016	$9.05	$15.53
On February 28, 2018, there were 1,494 stockholders of record of ATSG’s common stock. The closing price of ATSG’s common stock was $26.47 on February 28, 2018.
Dividends
We are restricted from paying dividends on ATSG's common stock in excess of $100.0 million during any calendar year under the provisions of the Senior Credit Agreement. No cash dividends have been paid or declared.
Stock Repurchases
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million. The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the fourth quarter of 2017. As of December 31, 2017, the Company had repurchased 6,435,349 shares and the maximum dollar value of shares that could then be purchased under the program was $14.9 million.

Securities authorized for issuance under equity compensation plans
For the response to this Item, see Item 12.
Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in ATSG’s common stock with the cumulative total return of a $100 investment in the NASDAQ Composite Index and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2012 and ending on December 31, 2017.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Air Transport Services Group, Inc.	100.00	201.75	213.47	251.37	398.01	577.06
NASDAQ Composite Index	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Transportation Index	100.00	133.76	187.65	162.30	193.79	248.92

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

	As of and for the Years Ended December 31
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
OPERATING RESULTS:
Continuing revenues	$1,068,200	$768,870	$619,264	$589,592	$580,023
Operating expenses (1) (3)	974,905	705,122	546,474	525,067	566,838
Net interest expense and other non operating charges	20,042	11,187	11,147	13,845	14,175
Financial instrument (gain) loss (2)	79,789	18,107	(920)	(1,096)	(631)
Earnings (loss) from continuing operations before income taxes	(6,536)	34,454	62,563	51,776	(359)
Income tax gain (expense) (4)	28,276	(13,394)	(23,408)	(19,702)	(19,266)
Earnings (loss) from continuing operations	21,740	21,060	39,155	32,074	(19,625)
Earnings (loss) from discontinued operations, net of taxes (3)	(3,245)	2,428	2,067	(2,214)	(3)
Consolidated net earnings (loss)	$18,495	$23,488	$41,222	$29,860	$(19,628)
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.37	$0.34	$0.61	$0.50	$(0.31)
Diluted	$0.36	$0.33	$0.60	$0.49	$(0.31)
WEIGHTED AVERAGE SHARES:
Basic	58,907	61,330	64,242	64,523	63,992
Diluted	59,686	62,994	65,127	65,211	63,992
SELECTED CONSOLIDATED
FINANCIAL DATA:
Cash and cash equivalents	$32,699	$16,358	$17,697	$30,560	$31,699
Property and equipment, net	1,159,962	1,000,992	875,401	847,268	838,172
Goodwill and intangible assets (1)	44,577	45,586	38,729	39,010	39,291
Total assets	1,548,844	1,259,330	1,041,721	1,011,203	1,018,613
Post-retirement liabilities (3)	63,266	79,528	110,166	94,368	32,865
Long term debt and current maturities, other than leases	515,758	458,721	318,200	344,094	384,515
Deferred income tax liability (4)	99,444	122,532	96,858	83,223	95,912
Stockholders’ equity	395,279	311,902	364,157	347,489	368,968
____________________

(1)	In 2013, the Company recorded an impairment charge of $52.6 million on goodwill.

(2)
During 2016 and 2017, the re-measurement of financial instrument fair values, primarily for warrants granted to a customer resulted in losses of $79.8 million and $18.1 million, respectively, before income taxes. (See note B to the accompanying consolidated financial statements.)

(3)
During 2014, ABX settled $98.7 million of pension obligation from the pension plans assets. The settlement resulted in pre-tax charges of $6.7 million to continued operations and $5.0 million to discontinued operations for 2014. Effective December 31, 2016, ABX modified its unfunded, non-pilot retiree medical plan to terminate benefits to all participants. As a result, ABX settled $0.6 million of retiree medical obligations and recorded a pre-tax gain of $2.0 million to continued operations. On August 30, 2017, the ABX transferred investment assets from the pension plan trust to purchase a group annuity contract. As a result, ABX recorded pre-tax settlement charges of $5.3 million to continued operations and $7.6 million to discontinued operations. As a result of fluctuating interest rates and investment returns, the funded status of the Company's defined benefit pension and retiree medical plans vary from year to year. (See note I to the accompanying consolidated financial statements.)

(4)
Earnings from continuing operations for 2017 was impacted by a $59.9 million reduction in deferred income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017. (See note J to the accompanying consolidated financial statements.)

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

INTRODUCTION
The Company leases aircraft, provides air cargo lift and performs aircraft maintenance and other support services primarily to the air cargo transportation and package delivery industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, e-commerce operators, airlines and government customers. Our principal subsidiaries include two independently certificated airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”). CAM provides competitive aircraft lease rates by converting passenger aircraft into cargo freighters and offering them to customers under long-term leases.
We have three reportable segments: CAM, which leases Boeing 767, Boeing 757 and Boeing 737 aircraft and aircraft engines, ACMI Services, which primarily includes the cargo transportation operations of the two airlines, and Ground Services, which provides mail and package sorting services as well as related equipment maintenance services to customers. Our other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance and modification services. These operations do not constitute reportable segments due to their size.
Our largest customers are DHL Network Operations (USA), Inc. and its affiliates ("DHL"), Amazon.com Services, Inc. ("ASI"), successor to Amazon Fulfillment Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon"), and the U.S. Military. At December 31, 2017, CAM owned 70 cargo aircraft that were in revenue service. This fleets consists of 36 Boeing 767-200 aircraft, 25 Boeing 767-300 aircraft, four Boeing 757-200 aircraft, four Boeing 757 "combi" aircraft and one Boeing 737-400 aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. At December 31, 2017, CAM also owned six Boeing 767-300 aircraft and one Boeing 737-400 aircraft either already undergoing, or awaiting induction in the freighter conversion process.
We have had long term contracts with DHL since August 2003. DHL accounted for 24%, 34% and 46% of the Company's consolidated revenues during the years ended December 31, 2017, 2016 and 2015, respectively. In 2010,we executed commercial agreements under which DHL leased thirteen Boeing 767 freighter aircraft from CAM and ABX operated those aircraft under a separate crew, maintenance and insurance agreement. In 2015, the Company and DHL amended and restated their Air Transportation Services Agreement ("CMI agreement") and the Boeing 767-200 aircraft lease terms with DHL were extended. Under the CMI agreement, ABX operates and maintains the aircraft through March 2019 based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the CMI agreement, ABX is responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the DHL-leased aircraft that it operates. As of December 31, 2017, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL, ten Boeing 767-200, through March 2019 and six Boeing 767-300 expiring between 2019 and 2024. Twelve of the 16 Boeing 767 were being operated by the Company's airlines for DHL. Additionally, the airlines operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL.
We have been providing freighter aircraft and services for cargo handling and logistical support for Amazon's ASI since September 2015. On March 8, 2016, we entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM agreed to lease 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Since August 2017, we have leased all 20 Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of those aircraft by our airline subsidiaries, for a term of five years, and the performance of ground handling services by our subsidiary, LGSTX Services, Inc. ("LGSTX"). Under the ATSA, we operate the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network. CAM owns all of the Boeing 767 aircraft that are leased and operated under the ATSA. The ATSA became effective on April 1, 2016. Revenues from our commercial arrangements with ASI comprised approximately 44%, 29% and 5% of our consolidated revenues from continuing operations during the years ended December 31, 2017, 2016 and 2015, respectively.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which grant Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants is $9.73 per share, which represents the closing price of the Company’s common shares on February 9, 2016. Each of the three tranches of warrants will be exercisable in accordance with its terms through March 8, 2021.
Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The fair value of the warrants issued or issuable to Amazon are recorded as a lease incentive asset and are amortized against revenues over the duration of the aircraft leases. The warrants are accounted for as financial instruments, and accordingly, the fair value of the outstanding warrants are measured and classified in liabilities at the end of each reporting period. As of December 31, 2017, our liabilities reflected 14.83 million warrants having a fair value of $14.24 per share. During 2017, the re-measurements of the warrants to fair value resulted in a non-operating loss of $81.8 million before the effect of income taxes.
The U.S. Military comprised 7%, 12% and 16% of the Company's consolidated revenues during the years ended December 31, 2017, 2016 and 2015, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military.

RESULTS OF OPERATIONS
Fleet Summary
Our cargo aircraft fleet is summarized in the following table as of December 31, 2017, 2016 and 2015. Our CAM-owned operating aircraft fleet has increased by 15 aircraft since the end of 2015 driven by customer demand for the Boeing 767-300 converted freighter. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At December 31, 2017, the Company owned six Boeing 767-300 aircraft and one Boeing 737-400 aircraft that were either already undergoing, or awaiting induction into the freighter conversion process.
Aircraft fleet activity during 2017 is summarized below:
- CAM completed the modification of seven Boeing 767-300 freighter aircraft purchased in the previous year and began to lease five of those aircraft, which are being operated by ATI, under a multi-year lease to ASI. CAM began to lease the sixth aircraft to ATI and the Company leased the seventh aircraft under a multi-year lease to an external customer.
- CAM leased one Boeing 767-300 freighter aircraft, which was modified during 2016, to ASI under a multi-year lease. ATI was separately contracted to operate that aircraft.
- CAM leased one Boeing 767-200 freighter, which was being staged for leasing, to ATI.
- External lessees returned two Boeing 767-200 freighter aircraft which were operated by ABX. Two Boeing 767-200 aircraft were redeployed to external customers.
- CAM purchased eight Boeing 767-300 passenger aircraft during 2017 for the purpose of converting the aircraft into standard freighter configuration. Two of these aircraft completed the freighter modification and entered into multi-year leases with external customers.
- The Company purchased two Boeing 737-400 passenger aircraft during 2017 for the purpose of converting the aircraft into standard freighter configuration. One aircraft completed the freighter modification process and entered into a multi-year lease with an external customer.

	2017			2016			2015
	ACMI Services	CAM	Total	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	7	29	36	6	29	35	13	23	36
Boeing 767-300	4	21	25	4	12	16	4	7	11
Boeing 757-200	4	—	4	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4	4	—	4
Boeing 737-400	—	1	1	—	—	—	—	—	—
Total	19	51	70	18	41	59	25	30	55
Operating lease
Boeing 757-200	—	—	—	—	—	—	1	—	1
Total	—	—	—	—	—	—	1	—	1
Other aircraft
Owned Boeing 767-300 under modification	—	6	6	—	7	7	—	2	2
Owned Boeing 737-400 under modification	—	1	1	—	—	—	—	—	—
Owned Boeing 767 available or staging for lease	—	—	—	—	1	1	—	—	—
As of December 31, 2017, ABX and ATI were leasing 19 in-service aircraft internally from CAM for use in ACMI Services. As of December 31, 2017, six of CAM's 29 Boeing 767-200 aircraft shown in the aircraft fleet table above and six of the 21 Boeing 767-300 aircraft were leased to DHL and operated by ABX. Additionally, 12 of CAM's 29 Boeing 767-200 aircraft and eight of CAM's 21 Boeing 767-300 aircraft were leased to ASI and operated by ABX or ATI. CAM leased the other 11 Boeing 767-200 aircraft and seven Boeing 767-300 aircraft to external customers, including four Boeing 767-200 aircraft to DHL that are being operated by a DHL-owned airline. The carrying values of the total in-service fleet as of December 31, 2017, 2016 and 2015 were $955.2 million, $793.9 million and $742.6 million, respectively. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.
Revenue and Earnings Summary
External customer revenues from continuing operations increased by $299.3 million to $1,068.2 million during 2017 compared to 2016. Excluding directly reimbursed ACMI Services revenues, customer revenues increased $226.1 million, or 33% during 2017 compared with 2016. External customer revenues increased due to additional aircraft leases from CAM's leasing operations, expanded CMI and logistic services for ASI and aircraft maintenance and modification services for various customers.

The consolidated net earnings from continuing operations were $21.7 million for 2017 compared to $21.1 million for 2016. The pre-tax losses from continuing operations were $6.5 million for 2017 compared to pre-tax earnings of $34.5 million, for 2016. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. Consolidated net earnings for 2017 were impacted by $59.9 million of tax benefits for the re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21% enacted by the Tax Cuts and Jobs Act legislation in December 2017. On a pre-tax basis, earnings included net losses of $79.8 million and $18.1 million for the years ended December 31, 2017 and 2016, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon. Pre-tax earnings were also reduced by $14.0 million and $4.5 million for the years ended December 31, 2017 and 2016, respectively, for the amortization of lease incentives given to ASI in the form of warrants. Additionally, pre-tax earnings from continuing operations included expenses of $6.1 million and $6.8 million for the years ended December 31, 2017 and 2016, respectively, for settlement charges, curtailments and other non-service components of retiree benefit plans. Pre-tax earnings for the year ended December 31, 2017 included a $3.1 million loss for the Company's share of development costs for a new joint venture. Pre-tax earnings for the year ended December 31, 2016, also included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were charged off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) were $96.5 million for 2017 compared to $65.1 million for 2016, an increase of 48%.
Adjusted pre-tax earnings from continuing operations for 2017 improved compared to 2016, driven primarily by additional revenues and the improved financial results of our airline operations. We also experienced additional revenues and earnings due to the acquisition of Pemco World Air Services, Inc. ("Pemco") in December 2016 and the expansion of gateway ground operations for ASI. This growth in revenue was partially offset by the cost necessary to support expanded flight operations, including training costs for new flight crews, higher depreciation expense and more employee expenses, particularly in support of logistical services. Pre-tax earnings for 2017 included an additional interest expense of $2.1 million for the amortization of convertible debt discount and issuance costs. Operating results for 2016 were negatively impacted when ABX flight crew members went on strike for two days, which disrupted our customers' operations and reduced our revenues.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2017	2016	2015
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$223,546	$199,598	$177,789
Lease incentive amortization	(13,986)	(4,506)	—
Total CAM	209,560	195,092	177,789
ACMI Services
Airline services	459,272	410,598	395,486
Reimbursable	155,469	82,261	37,623
Total ACMI Services	614,741	492,859	433,109
Ground Services	206,631	116,796	60,163
Other Activities	227,205	145,743	101,832
Total Revenues	1,258,137	950,490	772,893
Eliminate internal revenues	(189,937)	(181,620)	(153,629)
Customer Revenues	$1,068,200	$768,870	$619,264

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$61,510	$68,608	$57,457
ACMI Services	2,476	(32,125)	(2,654)
Ground Services	9,369	10,603	5,395
Other Activities	4,355	6,020	3,166
Net unallocated interest expense	(1,322)	(545)	(1,721)
Net financial instrument re-measurement (loss) gain	(79,789)	(18,107)	920
Loss from non-consolidated affiliate	(3,135)	—	—
Pre-Tax Earnings from Continuing Operations	(6,536)	34,454	62,563
Add other non-service components of retiree benefit costs, net	6,105	6,815	(1,040)
Add charges for non-consolidated affiliate	3,135	1,229	—
Add lease incentive amortization	13,986	4,506	—
Add net loss (gain) on financial instruments	79,789	18,107	(920)
Adjusted Pre-Tax Earnings from Continuing Operations	$96,479	$65,111	$60,603
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding settlement charges and other non-service components of retiree benefit costs, gains and losses for the fair value re-measurement of financial instruments, lease incentive amortizations, the start-up costs of a non-consolidated joint venture and the charge off of debt issuance costs from a non-consolidated affiliate during the first quarter of 2016. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
ACMI Reimbursable revenues shown above include revenues related to fuel, landing fees, navigation fees and certain other operating costs that are directly reimbursed to the airlines by their customers. Prior to April 1, 2015, the cost of airframe maintenance for CAM-owned, Boeing 767-200 aircraft operated for DHL and provided by the airlines were directly reimbursed.
We are adopting the Financial Accounting Standards Board's Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("Topic 606”) effective January 1, 2018. We are adopting Topic 606 using a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. We determined that under Topic 606, the Company is an agent for aircraft fuel and certain other costs reimbursed under its ACMI and CMI contracts and for certain ground services that it arranges for ASI. Under the new standards, such reimbursed amounts will be reported net of the corresponding expenses beginning in 2018. In addition to the ACMI Services reimbursable revenues shown above, revenues during 2017 and 2016 included $134.0 million and $44.5 million for directly reimbursed ground services, which under the new standard, would have been reported net of the related expenses. This application of Topic 606 will not have an impact on our reported earnings in any period.
2017 and 2016
CAM
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to eight years.
As of December 31, 2017 and 2016, CAM had 51 and 41 aircraft under lease to external customers, respectively. CAM's revenues grew by $14.5 million during 2017 compared to 2016, primarily as a result of additional aircraft leases. Revenues from external customers totaled $140.4 million and $117.6 million for 2017 and 2016, respectively. CAM's revenues from the Company's airlines totaled $69.1 million during 2017, compared to $77.5 million for 2016, reflecting the transition of CAM owned aircraft to long-term leases with external customers. CAM's aircraft leasing and related services revenues, which excludes customer lease incentive amortization, increased $23.9 million in 2017 compared to 2016, primarily as a result of new aircraft leases since mid-2016, additional engine maintenance agreements and the timing of maintenance related revenues. From mid-2016 through the end of December 2017, we have added 13 Boeing 767-300 freighter aircraft and one Boeing 737-400 freighter aircraft to CAM's lease portfolio.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $61.5 million and $68.6 million during 2017 and 2016, respectively. Decreased pre-tax earnings reflect a $5.0 million increase in internally allocated interest expense due to higher debt levels, the $9.5 million increase in the amortization of the ASI lease incentive in 2017 compared to 2016, and $15.7 million more depreciation expense driven by the addition of ten Boeing aircraft in 2017 compared to 2016. These increases were partially offset by additional external lease revenues and the timing of customer maintenance revenues.
CAM's agreement to lease 20 Boeing 767 freighter aircraft to ASI includes 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Leases for six of these aircraft began in April 2016, and the remaining fourteen were executed by the third quarter of 2017, to fulfill the 20 aircraft requirement.
During 2017, CAM purchased eight 767-300 passenger aircraft for freighter conversion, two of which were leased to external customers during 2017 after completing the conversion process. As of December 31, 2017, the remaining six of these Boeing 767-300 passenger aircraft were being modified from passenger to freighter configuration. The Company also purchased two Boeing 737-400 aircraft during 2017 and one aircraft was being modified from passenger to freighter configuration as of December 31, 2017, while the other was leased to an external customer after completing the conversion process.
CAM expects to complete the freighter modification of the seven passenger aircraft which it owned at December 31, 2017 and two more acquired in early 2018. CAM has customer commitments or letters of intent for seven of these nine aircraft. CAM's future operating results will depend on the timing and lease rates under which these aircraft are ultimately leased. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers.
ACMI Services
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of December 31, 2017, ACMI Services included 51 in-service aircraft, including 19 leased internally from CAM, 12 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the restated CMI agreement, and 20 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA.
Total revenues from ACMI Services increased $121.9 million during 2017 compared with 2016 to $614.7 million. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $48.7 million. Improved revenues were driven by additional aircraft operations for ASI and reflect a 22% increase in billable block hours. As of December 31, 2017, ACMI Services were included the operation of five more CAM-owned aircraft compared to December 31, 2016. Beginning in April 2016, in conjunction with the long-term leases executed between ASI and CAM, the related aircraft rent revenues for five aircraft operated for ASI during the first quarter of 2016 are reflected under CAM instead of ACMI Services.
ACMI Services had pre-tax earnings of $2.5 million during 2017, compared to pre-tax losses of $32.1 million for 2016. Improved pre-tax results in 2017 compared to 2016 were bolstered by expanded revenues, the timing of scheduled airframe maintenance events, lower flight crew and related training expenses and decreased pension expense. Scheduled airframe maintenance expense decreased $5.5 million during 2017 compared to 2016. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Pension expense for ACMI Services, including the non-service components of retiree benefit costs, decreased $1.0 million as actuarially determined for 2017, compared to 2016. The pension expense in 2017 included a $5.3 million pre-tax charge for the settlement of certain retirement obligations through a third party group annuity contract.
Operating results for ACMI Services were negatively impacted in 2016 by $7.0 million in lost revenue due to a work stoppage by ABX crewmembers represented by the Airline Professionals Association of the International Brotherhood of Teamsters in November 2016. Although the flight crews were ordered back to work within two days through a temporary restraining order issued by a U.S. district court, the full revenue schedule of flying operations did not resume for nearly three weeks. During 2016, we incurred additional costs for flight crews to keep pace with ASI's expanding air network. During 2016, flight crew compensation increased by $13.0 million to pay additional crews while being trained for expanded aircraft operations and when ABX's flight crews stopped volunteering for additional flight time, ABX paid a premium to assign trips to crewmembers and awarded additional compensatory days off.
Maintaining profitability in ACMI Services will depend on a number of factors, including customer flight schedules, crewmember productivity and pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. The Company's airlines are each negotiating with their respective flight crewmembers' collective bargaining units. These negotiations could result in changes that may effect our productivity, employee compensation levels and the marketability of our services.
Ground Services
The Ground Services segment provides mail and package sorting and logistical support to the U.S. Postal Service (“USPS”) at five USPS facilities and similar services to certain ASI gateway locations in the U.S. The Ground Services segment also provides maintenance for ground equipment, facilities and material handling equipment.
Total revenues from Ground Services were $206.6 million and $116.8 million for 2017 and 2016, respectively. Revenues increased $89.8 million during 2017 compared to 2016, reflecting higher contractual costs and increased volumes at the USPS and ASI locations. The pre-tax earnings from Ground Services decreased by $1.2 million to $9.4 million in 2017, primarily reflecting the termination of hub logistics services we provided through May of 2017 for ASI at the airport in Wilmington, Ohio.
Other Activities
We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. Through the Company's Airborne Maintenance and Engineering Services, Inc. ("AMES") and Pemco, subsidiaries, we sell aircraft parts and provide aircraft maintenance and modification services. We also resell aviation fuel in Ohio and provide flight training.

External customer revenues from all other activities increased $65.3 million to $108.9 million for 2017. The increase in revenue was driven by an increase in airframe maintenance and modification revenues due to the addition of Pemco, which was acquired at the end of 2016. Revenues from aircraft maintenance services can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The pre-tax earnings from other activities decreased by $1.7 million to $4.4 million in 2017. Additional earnings from expanded aircraft maintenance and modification services were offset by reduced aviation fuel sales after ASI discontinued its hub in Wilmington, Ohio, higher administrative expenses and losses from an airline affiliate accounted for under the equity method.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $50.5 million during 2017 compared to 2016 driven by higher headcount for flight operations, maintenance services and package sorting services. The increase in expense for 2017 included $33.6 million for Pemco, acquired in December 2016. The increase during 2017 also included additional line maintenance resources to support our customers expanded network and increased block hours. During 2017, employee benefit expenses increased due to the higher level of headcount.
Depreciation and amortization expense increased $19.1 million during 2017 compared to 2016. The increase in depreciation expense reflects incremental depreciation for 13 Boeing 767-300 aircraft, one Boeing 737-400 aircraft and additional aircraft engines added to the operating fleet since mid-2016, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $22.5 million during 2017 compared to 2016. The increase is primarily due to the addition of Pemco's maintenance and materials, which added $36.4 million of expenses for 2017 compared to 2016. The additional expense from Pemco was partially offset by fewer airframe checks for the Company's airlines and lower airframe maintenance costs for third party customers during 2017 compared to 2016. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed. In May 2017, our airlines entered into maintenance agreements for certain General Electric CF6 engines that power many of the Boeing 767-300 aircraft leased from CAM. Under the agreement, the engines are maintained by the service provider for a fixed fee per cycle. As a result, beginning in June 2017, the airlines began to record engine maintenance expense as flights occur. As a result, our airlines recorded an additional $4.2 million of engine maintenance expense, partially offset by a reduction to engine depreciation expense.
Fuel expense increased by $62.4 million during 2017 compared to 2016. Fuel expense includes the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL, ASI and other ACMI customers, as well as fuel used to position aircraft for service and for maintenance purposes. The increase in fuel expense was due to a higher level of customer-reimbursed fuel which increased $66.9 million for 2017 compared to 2016. Fuel expense for military customers and other purposes declined due to fewer block hours flown for military customers in 2017.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services and other airport services. Contracted ground and aviation services increased $89.6 million during 2017 compared to 2016. The increase is primarily due to additional logistical support services arranged for ASI gateways.
Travel expense increased by $7.3 million during 2017 compared to 2016. The increase reflects additional airline services and a higher level of employee headcount in airline operations during 2017 compared to 2016.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $8.8 million during 2017 compared to 2016, driven by additional flight operations. Landing and ramp fees can vary based on the flight schedules and the airports that are used in a period.
Rent expense increased by $2.0 million during 2017 compared to 2015. Rent expense increased due to the acquisition of Pemco, acquired at the end of 2016, as well as increases in aircraft simulators rented to train new flight crews.
Insurance expense increased by $0.4 million during 2017 compared to 2016. Aircraft fleet insurance has increased due to additional aircraft operations during 2017 compared to 2016.

Other operating expenses increased by $7.2 million during 2017 compared to 2016. Other operating expenses include professional fees, employee training and utilities. Other operating expenses during the first quarter of 2016 included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were written off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. Other operating expenses increased by $3.1 million due to the addition of Pemco.
Interest expense increased by $5.7 million during 2017 compared to 2016. Interest expense increased due to a higher average debt level and interest rates on the Company's outstanding loans, offset by more capitalized interest related to our fleet expansion during 2017. Capitalized interest increased $0.5 million during 2017 to $1.8 million. Interest expense in 2017 was also impacted by the convertible notes issued in September 2017. The convertible notes have a principal value of $258.8 million and bear interest at a cash coupon rate of 1.125%. At the time of issuance, the value of the conversion feature of the convertible notes was recorded as a debt discount and is being amortized along with debt issuance cost to interest expense over the seven year term of the convertible notes. The non-cash amortization of the debt discount and issuance costs was $2.1 million during 2017.
The Company recorded pre-tax net losses on financial instruments of $79.8 million during the year ended December 31, 2017, compared to losses of $18.1 million during 2016. The losses are primarily a result of re-measuring, as of December 31, 2017 and 2016, the fair value of the stock warrants granted to Amazon. Increases in the fair value of the warrant obligation since the previous re-measurement dates of December 31, 2016 and 2015, respectively, corresponded to an increase in the traded price of the Company's shares and resulted in non-cash losses. The non-cash gains and losses resulting from quarterly re-measurements of the warrants may vary widely among quarters.
Income tax benefits from earnings from continuing operations for 2017 included a benefit of $59.9 million due to the enactment of the Tax Cuts and Jobs Act ("Tax Act") in December 2017. The re-measurement of deferred tax balances using the lower federal rates enacted by the Tax Act, resulted in a reduction in our net deferred tax liability and the recognition of a deferred tax benefit. Income tax benefits increased $41.7 million for 2017 compared to the 2016 income tax expense. Income taxes included a deferred income tax deduction for the loss from warrants and the amortization of the customer lease incentive. The income tax deductibility of the warrant loss and the amortization of the customer lease incentive is less than the book expenses required by generally accepted accounting principles because for tax purposes, the warrants are valued at a different time and under a different valuation method. The effective tax rate, before including the effects of the Tax Act, warrant losses and incentive amortization was 37.5% for 2017 compared to 35.3% for the year ended December 31, 2016. The higher effective tax rate for 2017 compared to 2016 reflects a lesser amount of discrete tax benefits related to state income taxes and employee stock incentive awards during 2017 compared to 2016.
The effective rate for 2018 will be impacted by a number of factors, including the Tax Act and the re-measurement of the stock warrants at the end of each reporting period. As a result of the warrant re-measurements and related income tax treatment, the overall effective tax can vary significantly from period to period. We estimate that the Company's effective tax rate for 2018, before applying the deductibility of the stock warrant re-measurement and related incentive amortization and the benefit of the stock compensation, will decline to approximately 24% due to the lower federal corporate tax rates.
As of December 31, 2017, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $57.6 million which will begin to expire in 2031 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2023 or later. The Company may, however, be required to pay minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights are primarily sourced to the United States under international aviation agreements and treaties. When we operate in countries without such agreements, the Company could incur additional foreign income taxes.

Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations, package sorting and aircraft fueling services provided to DHL. Pre-tax losses related to the former sorting operations were $5.1 million for 2017 compared to pre-tax gains of $3.8 million for 2016. During 2017, pension expense for discontinued operations included a $7.6 million pre-tax charge for the settlement of certain retirement obligations through a third party group annuity contract. Pre-tax earnings during 2016 were a result of reductions in self- insurance reserves for former employee claims and pension credits.

2016 compared to 2015
Summary
External customer revenues from continuing operations increased by $149.6 million to $768.9 million during 2016 compared to 2015. Excluding directly reimbursed revenues, customer revenues increased $105.0 million, or 18% during 2016 compared with 2015. Increased external customer revenues from CAM's leasing operations, expanded ACMI services for ASI, increased aircraft maintenance services and additional logistics services, also for ASI, were partially offset by lower ACMI service revenues for DHL during 2016, compared to 2015.
The consolidated net earnings from continuing operations were $21.1 million for 2016 compared to $39.2 million for 2015. The pre-tax earnings from continuing operations were $34.5 million for 2016 compared to $62.6 million, for 2015. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. On a pre-tax basis, earnings included net losses of $18.1 million for the year ended December 31, 2016, for the re-measurement of financial instruments, primarily warrant obligations granted to Amazon during 2016, to fair value. The larger re-measurement loss for 2016 compared to 2015 primarily reflects the increase in the value of the traded ATSG share price after the warrants were granted in 2016. Pre-tax earnings for 2016 were also reduced by $4.5 million for the amortization of lease incentives given to ASI in the form of warrants during 2016. Additionally, pre-tax earnings from continuing operations for 2016 were unfavorably impacted by a $9.9 million increase in actuarial losses for the non-service component of retiree benefit plan costs compared to 2015. Separately, pre-tax earnings for the year ended December 31, 2016, included an actuarial gain of $2.0 million for the settlement of a retiree medical plan during 2016. Pre-tax earnings for the year ended December 31, 2016, also included a $1.2 million charge for the Company's share of capitalized debt issuance costs that were charged off when West Atlantic AB, a non-consolidated affiliate, restructured its debt. After removing the effects of these items, adjusted pre-tax earnings from continuing operations were $65.1 million for 2016 compared to $60.6 million for 2015.
Adjusted pre-tax earnings from continuing operations for 2016 improved compared to 2015, driven by additional aircraft lease revenues, increased aircraft maintenance revenues and additional logistics support services for ASI. This growth in revenue was partially offset by the cost necessary to support expanded operations, including training costs for new flight crews, additional premium pay for ABX flight crews, higher aircraft depreciation expense and more employee expenses, particularly in our support services businesses. Operating results for 2016 were negatively impacted when ABX flight crew members went on strike for two days, which disrupted our customers' operations and reduced our revenues.
Fleet Summary 2016 & 2015
As of December 31, 2016, ACMI Services leased 18 of its in-service aircraft internally from CAM. As of December 31, 2016, eight of CAM's 29 Boeing 767-200 aircraft shown in the aircraft fleet table above and six of the 12 Boeing 767-300 aircraft, were leased to DHL and operated by ABX. Additionally, 12 of CAM's 29 Boeing 767-200 aircraft and two of CAM's 12 Boeing 767-300 aircraft were leased to ASI and operated by ABX or ATI. CAM leased the other nine Boeing 767-200 aircraft and four Boeing 767-300 aircraft to external customers, including two Boeing 767-200 aircraft to DHL for operation by a DHL affiliate. Aircraft fleet activity during 2016 is summarized below:
- CAM completed the modification of two Boeing 767-300 freighter aircraft purchased in the previous year and began to lease both aircraft under a multi-year lease to external customers. One of these aircraft is being operated by ABX for the customer.

- CAM purchased eleven Boeing 767-300 passenger aircraft during 2016 for the purpose of converting the aircraft into standard freighter configuration. Two aircraft completed the freighter modification and entered into long-term leases with ASI in 2016, and are both being operated by ATI under multi-year leases. CAM sold one of the eleven aircraft to an external customer during 2016. One aircraft completed the freighter modification and entered into service with ATI during the fourth quarter. This aircraft was subsequently entered into a long-term lease with ASI in January 2017, and is being operated by ATI under a multi-year agreement. The remaining seven Boeing 767-300 passenger aircraft were undergoing or preparing to undergo modification to a standard freighter configuration as of December 31, 2016 and are expected to be completed in 2017.
- In conjunction with the ATSA, ABX and ATI returned a total of ten Boeing 767-200 freighter aircraft to CAM and external lessees returned two Boeing 767-200 freighter aircraft. All twelve were subsequently leased to ASI under multi-year leases. ABX and ATI were separately contracted to operate the aircraft for ASI.
- Five other Boeing 767-200 freighter aircraft were returned from external lessees. Four were subsequently leased to ABX or ATI while one is now being prepped for other leasing.
- ABX returned one Boeing 767-200 freighter and one Boeing 767-300 freighter to CAM, which were subsequently leased to different external lessees. ABX is operating the Boeing 767-300 freighter for the customer.
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
CAM
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
ACMI Services
As of December 31, 2016, ACMI Services included 46 in-service aircraft, including 18 leased internally from CAM, 14 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the restated CMI agreement, and 14 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA.
Revenues from ACMI Services increased $59.8 million during 2016 compared with 2015 to $492.9 million. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $15.1 million. Improved revenues were driven by additional aircraft operations for ASI and reflect an 18% increase in billable block hours. As of December 31, 2016, ACMI Services were operating six more CAM-owned aircraft compared to December 31, 2015. Beginning in April 2016, in conjunction with the long-term leases executed between ASI and CAM, the related aircraft rent revenues for five aircraft operated for ASI during 2015 are reflected under CAM instead of ACMI Services. Compared to 2015, billable block hours for DHL declined during 2016, reflecting three fewer aircraft in service for DHL.
Operating results for ACMI Services were impacted in 2016 by additional costs for flight crews to keep pace with ASI's expanding air network. Flight crew compensation increased by $13.0 million to pay additional crews while being trained for expanded aircraft operations and when ABX's flight crews stopped volunteering for additional flight time, ABX paid a premium to assign trips to crewmembers and awarded additional compensatory days off. Operating results for ACMI Services were also negatively impacted by $7.0 million in lost revenue due to a work stoppage by ABX crewmembers represented by the Airline Professionals Association of the International Brotherhood of Teamsters in November 2016. Although the flight crews were ordered back to work within two days through a temporary restraining order issued by a U.S. district court, the full revenue schedule of flying operations did not resume for nearly three weeks.
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
Ground Services
Total revenues from Ground Services were $116.8 million and $60.2 million for 2016 and 2015, respectively. Revenues increased $56.6 million during 2016 compared to 2015, reflecting higher contractual costs and increased volumes at the USPS and ASI locations.
The pre-tax earnings from Ground Services increased by $5.2 million to $10.6 million in 2016, primarily reflecting the increased volume at USPS and ASI locations and the increase of hub logistics services we provided for Amazon at the airport in Wilmington, Ohio.

Other Activities
External customer revenues from all other activities were $43.6 million and $35.7 million for 2016 and 2015, respectively. The increase in revenue was driven by an increase in airframe maintenance and conversion revenues. Revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
The pre-tax earnings from other activities increased by $2.9 million to $6.0 million in 2016, reflecting increased airframe maintenance and aviation fuel sales during 2016.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $49.9 million during 2016 compared to 2015 driven by higher headcount for flight operations, maintenance services, package handling services and additional pilot premium pay while new crewmembers were being trained for our customers' expanding networks. Our employee headcount increased 32% during 2016 compared to 2015. We also added employees to support the ASI network, additional aircraft maintenance contracts and increased volume for the USPS. The non-service components of retiree benefit costs increased $9.9 million during 2016 due to lower investment returns during the previous year.
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
Fuel expense increased by $34.5 million during 2016 compared to 2015. Fuel expense includes the cost of fuel to operate U.S. Military charters, reimbursable fuel billed to DHL, ASI and other ACMI customers, as well as fuel used to position aircraft for service and for maintenance purposes. The average price per gallon of aviation fuel decreased about 24% for 2016 compared to 2015. The decrease in the average price per gallon of fuel was offset by a higher level of customer-reimbursed fuel which increased $45.1 million for 2016 compared to 2015.
Travel expense increased by $2.0 million during 2016 compared to 2015. The increase reflects the higher level of employee headcount in airline operations during 2016 compared to 2015.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo sorting services and other airport services. Contracted ground and aviation services increased $38.5 million due to additional volumes of mail and parcels processed for the USPS and ASI.
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
The Company recorded pre-tax net losses on financial instruments of $18.1 million during the year ended December 31, 2016, compared to gains of $0.9 million during 2015. The 2016 losses are primarily a result of re-measuring, as of December 31, 2016, the fair value of the stock warrants granted to Amazon in March of 2016. An increase in the fair value of the warrant obligation since the initial measurement on May 12, 2016, corresponded to an increase in the traded price of the Company's shares and resulted in the non-cash, pre-tax loss of $19.1 million for 2016.
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
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations, package sorting and aircraft fueling services provided to DHL. Pre-tax earnings related to the former sorting operations were $3.8 million for 2016 compared to $3.2 million for 2015. Pre-tax earnings during 2016 and 2015 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $235.0 million, $193.1 million and $173.7 million in 2017, 2016 and 2015, respectively. Improved cash flows generated from operating activities during 2017 and 2016, were driven primarily by additional aircraft leases to customers and by increased operating levels of the ACMI Services segment. Cash outlays for pension contributions were $4.5 million, $6.3 million and $6.2 million in 2017, 2016 and 2015, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $296.9 million, $264.5 million and $158.7 million in 2017, 2016 and 2015, respectively. Capital expenditures in 2017 included $209.4 million for the acquisition of eight Boeing 767-300 aircraft and two Boeing 737-400 aircraft and freighter modification costs; $53.3 million for required heavy maintenance; and $34.2 million for other equipment, including purchases of aircraft engines and rotables. Capital expenditures in 2016 included $185.3 million for the acquisition of eleven Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $30.4 million for required heavy maintenance; and $48.8 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in 2015 included $78.3 million for the acquisition of four Boeing 767-300 aircraft, freighter modification costs and next generation navigation modifications; $45.3 million for required heavy maintenance; and $35.1 million for other equipment.
Cash proceeds of $0.4 million, $12.4 million and $6.8 million were received in 2017, 2016 and 2015, respectively, for the sale of aircraft engines, airframes and parts.
During 2017 and 2016, we spent $11.8 million and $17.4 million, respectively, to purchase equity interests in other businesses and to acquire Pemco. Spending during 2017 included entry into a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash provided by financing activities was $79.7 million and $75.1 million in 2017 and 2016, respectively, while net cash used for financing activities was $36.0 million in 2015. During 2017, we drew $115.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending. We made debt principal payments of $254.4 million. Our borrowing activities were necessary to acquire and modify aircraft for deployment into air cargo markets.
In September 2017, we received proceeds of $258.8 million from the issuance of convertible notes. In conjunction with the issuance of convertible notes, we received $38.5 million for the issuance of stock warrants and paid $56.1 million for related convertible note hedges. We paid issuance costs of $6.5 million for these transactions. The net proceeds from these transactions were $234.7 million, of which $205.0 million was used to pay down the balance of our revolving credit facility, thereby increasing the amount available for future draws under that facility. The convertible notes bear interest at a cash coupon rate of 1.125% and mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The convertible notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. The convertible notes and the related transactions are described further in Note F of the accompanying condensed consolidated financial statements.
During 2017, we spent $11.2 million to buy 530,637 shares of the Company's common stock pursuant to a share repurchase plan authorized in 2014. The repurchase plan, which originally authorized the Company to purchase up to $50.0 million of common stock, was amended by the Board in May 2016 to increase such authorization to up to $100 million and amended by the Board again in February 2018 to increase such authorization to up to $150 million. We spent $63.6 million and $10.3 million during 2016 and 2015, respectively, to repurchase shares under the authorized plan.
Commitments
The table below summarizes the Company's contractual obligations and commercial commitments (in thousands) as of December 31, 2017.

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Debt obligations, including interest payments	$636,997	$31,026	$53,350	$288,413	$264,208
Facility leases	34,176	11,109	7,175	3,873	12,019
Aircraft and modification obligations	85,305	85,305	—	—	—
Other leases	924	433	491	—	—
Total contractual cash obligations	$757,402	$127,873	$61,016	$292,286	$276,227
The long term debt bears interest at 1.125% to 6.74% per annum at December 31, 2017. After the repayment of a $3.7 million aircraft loan in January 2018, the Company's remaining long term debt bears interest at 1.125% to 3.07% per annum. For additional information about the Company's debt obligations, see Note F of the accompanying financial statements.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding, due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $22.9 million expected to be funded in 2018. For additional information about the Company's pension obligations, see Note I of the accompanying financial statements.
We estimate that capital expenditures for 2018 will total $300 million of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement, the latter of which we anticipate amending for the purpose of obtaining additional borrowing. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note H of the accompanying financial statements.
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of a supplemental type certificate from the FAA in 2019. We expect to make contributions equal to the Company's 49% ownership percentage of the program's total costs during 2018 and 2019.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $70.6 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $245.0 million, net of repayments, as of December 31, 2017. The revolving credit facility has a capacity of $545.0 million, permitted additional indebtedness of $300.0 million of which $258.8 million has been utilized for the issuance of convertible notes, and an accordion feature whereby the Company can draw up to an additional $100.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 freighter aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 125% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. Absent such future extensions, the maturity date is currently set to expire on May 30, 2022.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 3.07%.
At December 31, 2017, the Company had $32.7 million of cash balances. The Company had $290.7 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $9.3 million. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2017 and 2016, we were not involved in any material unconsolidated SPE transactions.
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
Revenue Recognition
Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through customer agreements, including consumption of aircraft fuel, are generally recognized as the costs are incurred. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Revenues from the sale of aircraft parts and engines are recognized when the parts are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, modifications, repair or technical services are recognized in the period in which the services are completed. Revenues derived from sorting mail and packages are recognized in the reporting period in which the services are performed. Revenue is not recognized until collectibility is reasonably assured.
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
We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for CAM and Pemco, separately, using multiples of EBITDA and revenues from comparable publicly traded companies. Based on our analysis, as of December 31, 2017, both CAM's and Pemco's fair values exceeded their carrying values by more than 25%. Our key assumptions used for CAM's goodwill testing include uncertainties, including the level of demand for cargo aircraft by shippers, the U.S. Military and freight forwarders and CAM's ability to lease aircraft and the lease rates that will be realized. The demand for customer airlift is projected based on input from customers, management's interface with customer planning personnel and aircraft utilization trends. Our key assumptions used for Pemco's goodwill testing include the level of revenues that customers will seek from Pemco and the cost of labor and contract resources Pemco is expected to incur. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences may be impacted by changes in aviation fuel prices. Key customers, including DHL, Amazon and the U.S. Military, may decide that they do not need as many aircraft as projected or may find alternatives providers.
Long-lived assets
Aircraft and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Factors which may cause an impairment include termination of aircraft from a customer's network, extended operating cash flow losses from the assets and management's decisions regarding the future use of assets. To conduct impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with an asset group is less than the carrying value. If impairment exists, an adjustment is made to write the assets down to fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable.
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
Stock Warrants
The Company’s accounting for warrants issued to a lessee is determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to lessees are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation. The lease incentive is amortized against revenues over the duration of related aircraft leases. The unexercised warrants are classified in liabilities and re-measured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
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
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 6.25%. Our assumed rate of return is based on a targeted long term investment allocation of 30% equity securities, 65% fixed income securities and 5% cash. The actual asset allocation at December 31, 2017 was 31% equities, 68% fixed income and 1% cash. The pension trust includes $27.2 million of investments (4% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio, and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return was 6.25% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. Fluctuations in long-term interest rates can have an impact on the actual rate of return. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2017 would be increased by approximately $6.7 million. We use a market value of assets as of the measurement date for determining pension expense.
In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note I to the accompanying consolidated financial statements), but also affects the succeeding year’s pension and post-retirement healthcare expense. The discount rates selected for December 31, 2017, based on the method described above, were 4.00% for crewmembers and 4.05% for non-crewmembers. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2017 would be increased by approximately $7.3 million.
Our mortality assumptions at December 31, 2017, reflect the most recent projections released by the Actuaries Retirement Plans Experience Committee, a committee within the Society of Actuaries, a professional association in North America. The assumed future increase in salaries and wages is not a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.

The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2017
Change in assumption	2017 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$6,734	$—	$—
50 basis point decrease in discount rate	7,338	(48,175)	48,175
Aggregate effect of all the above changes	14,072	(48,175)	48,175

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk for changes in interest rates.
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates, for at least fifty percent of the outstanding balance of the unsubordinated term loan. Accordingly, in February 2016, the Company entered into an interest rate swap instrument. Additionally, the Company entered into another three interest rate swaps in February 2017, April 2017 and June 2017, respectively. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The combined notional values were $196.3 million as of December 31, 2017. See Note G in the accompanying consolidated financial statements for a discussion of our accounting treatment for these hedging transactions.
As of December 31, 2017, the Company has $196.6 million of fixed interest rate convertible debt and $315.6 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $2.3 million for the year ended December 31, 2017.
The convertible debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long term convertible debt through a hypothetical 20% increase in interest rates. As of December 31, 2017, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate convertible debt by approximately $0.2 million.
The Company is exposed to concentration of credit risk primarily through cash deposits, cash equivalents, marketable securities and derivatives. As part of its risk management process, the Company monitors and evaluates the credit standing of the financial institutions with which it does business. The financial institutions with which it does business are generally highly rated. The Company is exposed to counterparty risk, which is the loss it could incur if a counterparty to a derivative contract defaulted.

As of December 31, 2017, the Company's liabilities reflected 14.83 million stock warrants issued to a customer. The fair value of the stock warrant obligation is re-measured at the end of each reporting period and marked to market. The fair value of the stock warrant is dependent on a number of factors which change, including the Company's common stock price, the volatility of the Company’s common stock and the risk-free interest rate. See Note D in the accompanying consolidated financial statements for further information about the fair value of the stock warrants
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, plans' funded status, and funding requirements are sensitive to changes in interest rates. The funded status of the plans and the annual pension expense is recalculated at the beginning of each calendar year using the fair value of plan assets. market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Higher interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. At December 31, 2017, ABX's defined benefit pension plans had total investment assets of $681.6 million under investment management. See Note I in the accompanying consolidated financial statements for further discussion of these assets.
The Company is exposed to market risk for changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with its customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Air Transport Services Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Table of Contents at Item 15a (2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of a Matter
As discussed in Note B to the consolidated financial statements, the Company's three principal customers account for a substantial portion of the Company's revenue.  The Company's financial security is dependent on its ongoing relationship with its three principal customers existing as of December 31, 2017.
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 1, 2018

We have served as the Company's auditor since 2002.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,699	$16,358
Accounts receivable, net of allowance of $2,445 in 2017 and $1,264 in 2016	109,114	77,247
Inventory	22,169	19,925
Prepaid supplies and other	20,521	19,123
TOTAL CURRENT ASSETS	184,503	132,653
Property and equipment, net	1,159,962	1,000,992
Lease incentive	80,684	54,730
Goodwill and acquired intangibles	44,577	45,586
Convertible note hedges	53,683	—
Other assets	25,435	25,369
TOTAL ASSETS	$1,548,844	$1,259,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$99,728	$60,704
Accrued salaries, wages and benefits	40,127	37,044
Accrued expenses	10,455	10,324
Current portion of debt obligations	18,512	29,306
Unearned revenue	15,850	18,407
TOTAL CURRENT LIABILITIES	184,672	155,785
Long term debt	497,246	429,415
Convertible note obligations	54,359	—
Stock warrant obligations	211,136	89,441
Post-retirement obligations	61,355	77,713
Other liabilities	45,353	52,542
Deferred income taxes	99,444	122,532
TOTAL LIABILITIES	1,153,565	927,428
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 85,000,000 shares authorized; 59,057,195 and 59,461,291 shares issued and outstanding in 2017 and 2016, respectively	591	595
Additional paid-in capital	471,456	443,416
Accumulated deficit	(13,748)	(32,243)
Accumulated other comprehensive loss	(63,020)	(79,866)
TOTAL STOCKHOLDERS’ EQUITY	395,279	331,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,548,844	$1,259,330

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2017	2016	2015
REVENUES	$1,068,200	$768,870	$619,264
OPERATING EXPENSES
Salaries, wages and benefits	282,211	231,667	181,785
Depreciation and amortization	154,556	135,496	125,443
Maintenance, materials and repairs	141,575	119,123	103,961
Fuel	149,579	87,134	52,615
Contracted ground and aviation services	147,092	57,491	18,983
Travel	27,390	20,048	18,007
Landing and ramp	22,271	13,455	9,727
Rent	13,629	11,625	11,677
Insurance	4,820	4,456	3,645
Other operating expenses	31,782	24,627	20,631
	974,905	705,122	546,474
OPERATING INCOME	93,295	63,748	72,790
OTHER INCOME (EXPENSE)
Interest income	116	131	85
Net gain (loss) on financial instruments	(79,789)	(18,107)	920
Loss from non-consolidated affiliate	(3,135)	—	—
Interest expense	(17,023)	(11,318)	(11,232)
	(99,831)	(29,294)	(10,227)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,536)	34,454	62,563
INCOME TAX BENEFIT (EXPENSE)	28,276	(13,394)	(23,408)
EARNINGS FROM CONTINUING OPERATIONS	21,740	21,060	39,155
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	(3,245)	2,428	2,067
NET EARNINGS	$18,495	$23,488	$41,222

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.37	$0.34	$0.61
Discontinued operations	(0.06)	0.04	0.03
TOTAL BASIC EARNINGS PER SHARE	$0.31	$0.38	$0.64

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.36	$0.33	$0.60
Discontinued operations	(0.05)	0.04	0.03
TOTAL DILUTED EARNINGS PER SHARE	$0.31	$0.37	$0.63

WEIGHTED AVERAGE SHARES
Basic	58,907	61,330	64,242
Diluted	59,686	62,994	65,127

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31
	2017	2016	2015
NET EARNINGS	$18,495	$23,488	$41,222
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	16,513	20,214	(16,111)
Defined Benefit Post-Retirement	204	(986)	315
Gains and Losses on Derivatives	—	—	(4)
Foreign Currency Translation	129	(82)	(336)

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$35,341	$42,634	$25,086

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2017	2016	2015
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$21,740	$21,060	$39,155
Net earnings (loss) from discontinued operations	(3,245)	2,428	2,067
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	170,751	140,002	125,443
Pension and post-retirement	20,933	11,532	6,920
Deferred income taxes	(30,771)	13,807	23,691
Amortization of stock-based compensation	3,632	3,165	2,454
Amortization of DHL promissory note	—	—	(1,550)
Net (gain) loss on financial instruments	79,789	18,107	(920)
Changes in assets and liabilities:
Accounts receivable	(31,313)	(9,597)	(14,410)
Inventory and prepaid supplies	(4,107)	(5,269)	(3,896)
Accounts payable	23,500	5,603	4,424
Unearned revenue	(7,331)	(3,216)	(1,116)
Accrued expenses, salaries, wages, benefits and other liabilities	780	5,678	8,375
Pension and post-retirement assets	(13,083)	(11,819)	(16,098)
Other	3,717	1,611	470
NET CASH PROVIDED BY OPERATING ACTIVITIES	234,992	193,092	175,009
INVESTING ACTIVITIES:
Capital expenditures	(296,939)	(264,477)	(158,714)
Proceeds from property and equipment	381	12,380	6,841
Acquisitions and investments in businesses	(11,792)	(17,395)	—
Redemption of long term deposits	9,975	—	—
NET CASH (USED IN) INVESTING ACTIVITIES	(298,375)	(269,492)	(151,873)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(254,446)	(44,069)	(69,344)
Proceeds from borrowings	115,000	185,000	45,000
Proceeds from convertible notes	258,750	—	—
Payments for financing costs	(7,887)	—	—
Purchase convertible note hedges	(56,097)	—	—
Proceeds from issuance of warrants	38,502	—	—
Purchase of common stock	(11,184)	(63,570)	(10,345)
Withholding taxes paid for conversion of employee stock awards	(2,914)	(2,300)	(1,310)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	79,724	75,061	(35,999)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,341	(1,339)	(12,863)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,358	17,697	30,560
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,699	$16,358	$17,697

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$13,693	$10,738	$10,748
Federal alternative minimum and state income taxes paid	$1,938	$923	$870
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued capital expenditures	$25,142	$9,118	$7,033
See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2015	64,854,950	$649	$526,669	$(96,953)	$(82,876)	$347,489
Stock-based compensation plans
Grant of restricted stock	170,800	2	(2)			—
Issuance of common shares, net of withholdings	137,457	1	(1,311)			(1,310)
Forfeited restricted stock	(6,900)	—	—			—
Purchase of common stock	(1,079,167)	(11)	(10,334)			(10,345)
Tax benefit from common stock compensation			783			783
Amortization of stock awards and restricted stock			2,454			2,454
Total comprehensive income (loss)				41,222	(16,136)	25,086
BALANCE AT DECEMBER 31, 2015	64,077,140	$641	$518,259	$(55,731)	$(99,012)	$364,157
Stock-based compensation plans
Grant of restricted stock	171,500	2	(2)			—
Issuance of common shares, net of withholdings	42,796	—	(2,300)			(2,300)
Forfeited restricted stock	(4,600)	—	—			—
Purchase of common stock	(4,825,545)	(48)	(63,522)			(63,570)
Tax benefit from common stock compensation			1,087			1,087
Warrants granted to customer			(13,271)			(13,271)
Amortization of stock awards and restricted stock			3,165			3,165
Total comprehensive income (loss)				23,488	19,146	42,634
BALANCE AT DECEMBER 31, 2016	59,461,291	$595	$443,416	$(32,243)	$(79,866)	$331,902
Stock-based compensation plans
Grant of restricted stock	113,000	1	(1)			—
Issuance of common shares, net of withholdings	17,441	—	(2,914)			(2,914)
Forfeited restricted stock	(3,900)	—	—			—
Purchase of common stock	(530,637)	(5)	(11,179)			(11,184)
Warrants issued			38,502			38,502
Amortization of stock awards and restricted stock			3,632			3,632
Total comprehensive income				18,495	16,846	35,341
BALANCE AT DECEMBER 31, 2017	59,057,195	$591	$471,456	$(13,748)	$(63,020)	$395,279

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose subsidiaries primarily operate within the airfreight and logistics industry. The Company leases aircraft and provides airline operations, ground services, aircraft modification and maintenance services and other support services mainly to the cargo transportation and package delivery industries. The Company's subsidiaries offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers.
The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees. The airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company provides air transportation services to a concentrated base of customers. The Company provides a combination of aircraft, crews, maintenance and insurance services for a customer's transportation network through customer "CMI" and "ACMI" agreements and through charter contracts in which aircraft fuel is also included. ATI provides passenger transportation to the U.S. Military using "combi" aircraft, which are certified to carry passengers as well as cargo on the main deck. In addition to its aircraft leasing and flight services the Company sells aircraft parts, provides aircraft maintenance and modification services, equipment maintenance services and manages mail and package sorting services for customers.
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
Revenues and operating expenses include the activities of PEMCO World Air Services, Inc., ("Pemco") a wholly owned subsidiary, for periods since its acquisition by the Company on December 30, 2016. Pemco offers aircraft maintenance and modification services. Certain historical expenses related to the Company's other aircraft maintenance and modification businesses have been reclassified from Other operating expenses to Maintenance, materials and repairs to conform with the current year presentation of the consolidated statements of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Estimates and assumptions are used to record allowances for uncollectible amounts, self-insurance reserves, spare parts inventory, depreciation and impairments of property, equipment, goodwill and intangibles, stock warrants and other financial instruments, post-retirement obligations, income taxes, contingencies and litigation. Changes in estimates and assumptions may have a material impact on the consolidated financial statements.

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
Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are summarized as follows:

Boeing 767, 757 and 737 aircraft and flight equipment	10 to 18 years
Ground equipment	3 to 10 years
Leasehold improvements, facilities and office equipment	3 to 25 years
The Company periodically evaluates the useful lives, salvage values and fair values of property and equipment. Acceleration of depreciation expense or the recording of significant impairment losses could result from changes in the estimated useful lives of assets due to a number of reasons, such as excess aircraft capacity or changes in regulations governing the use of aircraft.
Aircraft and other long-lived assets are tested for impairment when circumstances indicate the carrying value of the assets may not be recoverable. To conduct impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset group is less than the carrying value. If impairment exists, an adjustment is recorded to write the assets down to fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable. For assets held for sale, impairment is recognized when the fair value less the cost to sell the asset is less than the carrying value.
The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. The costs of airframe maintenance for Boeing 767-200 aircraft operated by ABX are expensed as they are incurred. The costs of major airframe maintenance for the Company's other aircraft are capitalized and amortized over the useful life of the overhaul. Many of the Company's General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” and "power by the cycle" agreements with an engine maintenance provider. Further, in May 2017, the Company entered into similar maintenance agreements for certain General Electric CF6 engines that power many of the Company's Boeing 767-300 aircraft. Under these agreements, the engines are maintained by the service provider for a fixed fee per cycle and/or flight hour. As a result, the cost of maintenance for these engines is generally expensed as flights occur. Maintenance for the airlines’ other aircraft engines, including Boeing 767-300 and Boeing 757 aircraft, are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the useful life of the overhaul.
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $1.8 million, $1.3 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $18.4 million and $18.7 million at December 31, 2017 and December 31, 2016, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
Pension and Post-Retirement Benefits
The funded status of any of the Company's defined benefits pension or post-retirement health care plan is the difference between the fair value of plan assets and the accumulated benefit obligations to plan participants. The over funded or underfunded status of a plan is reflected in the consolidated balance sheet as an asset for over funded plans, or as a liability for underfunded plans.

The funded status is ordinarily re-measured annually at year end using the fair value of plans assets, market based discount rates and actuarial assumptions. Changes in the funded status of the plans as a result of re-measuring plan assets and benefit obligations, are recorded to accumulated comprehensive loss and amortized into operating expense using a corridor approach. The Company's corridor approach amortizes variances in plan assets and benefit obligations that are a result of the previous measurement assumptions into earnings when the net deferred variances exceed 10% of the greater of the market value of plan assets or the benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants. Costs adjustments for plan amendments are also deferred and amortized over the expected working life or the life expectancy of plan participants. Irrevocable settlement transactions that relieve the Company from responsibilities of providing retiree benefits and significantly eliminate the Company's relate risk may result in recognition of gains or losses from accumulated other comprehensive loss.
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
The Company recognizes the benefit of a tax position taken on a tax return, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company recognizes interest and penalties accrued related to uncertain tax positions in operating expense.
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
Stock Warrants
The Company’s accounting for warrants issued to a lessee is determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to lessee are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation. The lease incentive is amortized against revenues over the duration of related aircraft leases. The unexercised warrants are classified in liabilities and re-measured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.

Comprehensive Income
Comprehensive income includes net earnings and other comprehensive income or loss. Other comprehensive income or loss results from certain changes in the Company’s liabilities for pension and other post-retirement benefits, gains and losses associated with interest rate hedging instruments and fluctuations in currency exchange rates related to the foreign affiliate.
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

Revenue Recognition
Aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through airline service agreements, including consumption of aircraft fuel, are generally recognized as the costs are incurred. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Revenues from the sale of aircraft parts and engines are recognized when the parts are delivered. Revenues earned and expenses incurred in providing aircraft-related maintenance, repair or modification services are usually recognized in the period in which the services are completed and delivered to the customer. Revenues derived from sorting parcels are recognized in the reporting period in which the services are performed. Revenue is not recognized until collectibility is reasonably assured.
Accounting Standards Updates
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("Topic 606”) to supersede existing revenue recognition guidance. During 2016, the FASB issued additional ASU's to further amend the new revenue recognition guidance. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and about assets recognized for costs incurred to obtain or fulfill a contract.
The new revenue recognition standards are effective for annual reporting periods beginning after December 15, 2017 with earlier adoption permitted for reporting periods beginning after December 15, 2016. Topic 606 may be adopted using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for open contract performance at that time. The Company is adopting the standard effective January 1, 2018, using the modified retrospective method.
The Company's adoption efforts have included the identification of revenue within the scope of the standard, the evaluation of customer contracts in conjunction with new guidance and an assessment of the qualitative and quantitative impacts of the new standard on its financial statements. The evaluation included the application of each of the five steps identified in the Topic 606 revenue recognition model.
The Company determined that under Topic 606, it is an agent for aircraft fuel and certain other costs reimbursed by customers under its ACMI and CMI contracts and for certain cargo handling services that it arranges for a customer. Under the new revenue standard, such reimbursed amounts will be reported net of the corresponding expenses beginning in 2018. This application of Topic 606 will not have an impact on the Company's reported earnings in any period. Additionally under Topic 606, the Company will be required to record revenue over time, instead of at the time of completion, for certain customer contracts for airframe and modification services that do not have an alternative use and for which the Company has an enforceable right to payment during the service cycle. The Company is adopting the provisions of this new standard using the modified retrospective method which requires the Company to record a one time adjustment to retained deficit for the cumulative effect that the standard has on open contracts at the time of adoption. The Company estimates that upon adoption of the new standard, it will accelerate approximately $3.6 million of revenue resulting in immaterial adjustment to its January 1, 2018 retained deficit for open airframe and modification services contracts. The Company's lease revenues within the scope of ASC 840, Leases, are specifically excluded from Topic 606.
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
In January 2017, the FASB issued ASU "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. ASU 2017-04 would require applying a one-step quantitative test and recording the amount of goodwill impairment as the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. The amendments in ASU 2017-04 are effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the new standard to have a material impact on its financial statements and disclosures.
In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost "(ASU 2017-07"). ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. ASU 2017-07 is effective for years, and interim periods within those years, beginning after December 15, 2017, and requires retrospective application to all periods presented. This ASU will impact the Company's Operating Income subtotal as reported in the Company's Consolidated Statement of Operations by excluding interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses. Information about interest expense, investment returns and other components of retiree benefit expenses can be found in Note I.
In February 2018, the FASB issued ASU “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 amends ASC 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. federal tax legislation known as the Tax Cuts and Jobs Act. In addition, under the ASU 2018-02, a Company will be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its financial statements and disclosures

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 24%, 34% and 46% of the Company's consolidated revenues from continuing operations for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s balance sheets include accounts receivable with DHL of $15.7 million and $7.3 million as of December 31, 2017 and December 31, 2016, respectively.
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
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon.com Services, Inc. ("ASI"), successor to Amazon Fulfillment Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). The ATSA became effective on April 1, 2016 and has a term of five years. CAM owns all 20 of the Boeing 767 aircraft that are leased and operated under the ATSA.
Revenues from continuing operations performed for Amazon comprised approximately 44%, 29% and 5% of the Company's consolidated revenues from continuing operations for the years ending December 31, 2017, 2016 and 2015, respectively. The Company’s balance sheets include accounts receivable with Amazon of $44.2 million and $24.6 million as of December 31, 2017 and December 31, 2016, respectively.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon execution of the Investment Agreement, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, including the right to purchase 7.69 million common shares vesting upon issuance on March 8, 2016, and the right to purchase the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA, or as the Company achieved specified revenue targets in connection with the ATSA. The second tranche of warrants grants Amazon a right to purchase approximately 1.59 million ATSG common shares, and will be issued and vest on March 8, 2018. The third tranche of warrants will be issued and vest on September 8, 2020. The third tranche of warrants will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants is $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants will be exercisable in accordance with its terms through March 8, 2021. The Company anticipates making available the common shares required for the underlying warrants through a combination of share repurchases and the issuance of additional shares.
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to Amazon as of March 8, 2016, were recorded to stockholders equity, having a fair value of $4.89 per share. At that time, the fair value of the 7.69 million vested warrants issued to Amazon was recorded as a lease incentive asset and is being amortized against revenues over the duration of the aircraft leases. On May 12, 2016, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company at the annual meeting of stockholders to increase the number of authorized common shares and to approve the warrants in full as required under the rules of the Nasdaq Global Select Market. The stockholders' approval enabled features of the warrants that required the vested warrants of the first tranche and the warrants of the second and third tranches to be classified as financial instruments as of May 12, 2016. Accordingly, the fair value of those warrants was measured and classified in liabilities on that date. Since May 12, 2016, 5.1 million additional warrants vested in conjunction with the execution of eight aircraft leases. As of December 31, 2017, the Company's liabilities reflected 14.83 million warrants having a fair value of $14.24 per share. During 2017, the re-measurements of the warrants to fair value resulted in a non-operating loss of $81.8 million before the effect of income taxes.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
U.S. Military
A substantial portion of the Company's revenues are also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 7%, 12% and 16% of the Company's total revenues from continuing operations for the years ended December 31, 2017, 2016 and 2015, respectively. The Company's balance sheets included accounts receivable with the U.S. Military of $6.7 million and $7.0 million as of December 31, 2017 and December 31, 2016, respectively.

NOTE C—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
As of December 31, 2017, 2016 and 2015, the goodwill amount for CAM was tested for impairment. To perform the first step of the goodwill impairment test, the Company determined the fair value of CAM using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). The goodwill included in the CAM segment was not impaired.
On December 30, 2016, the Company purchased 100% of the outstanding stock of Pemco for cash consideration in a debt-free acquisition. Pemco offers aircraft maintenance, repair, and overhaul services as well as aircraft modification services to its customers. The Company operates Pemco as a division of its existing aircraft maintenance businesses. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired was recorded as goodwill and reflects the strategic value of marketing Pemco's aircraft conversion capabilities and current aircraft hangar operations with the Company's air transportation solutions. Identified intangible assets include Supplemental Type Certificates ("STCs") granting approval by FAA for Pemco to market and complete certain aircraft modifications. As of December 31, 2017, the goodwill amount for Pemco was tested for impairment. To perform the first step of the goodwill impairment test, the Company determined the fair value of Pemco using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). The goodwill recorded from the Pemco acquisition was not impaired.

The carrying amounts of goodwill are as follows (in thousands):

	CAM	All Other	Total
Carrying value as of December 31, 2015	$34,395	$—	$34,395
Acquisition of Pemco	—	2,738	2,738
Carrying value as of December 31, 2016	$34,395	$2,738	$37,133
Purchase price adjustment	—	146	146
Carrying value as of December 31, 2017	$34,395	$2,884	$37,279
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2015	$3,000	$1,334	$4,334
Acquisition of Pemco	—	4,400	4,400
Amortization	—	(281)	(281)
Carrying value as of December 31, 2016	$3,000	$5,453	$8,453
Amortization	—	(1,155)	(1,155)
Carrying value as of December 31, 2017	$3,000	$4,298	$7,298
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship and STC intangibles, over 4 to 7 years. The Company recorded intangible amortization expense of $1.2 million, $0.3 million and $0.3 million for the years ending December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense for the next five years is $1.2 million, $1.2 million, $1.1 million, $0.3 million and $0.3 million.
Stock warrants issued to a lessee (see Note B) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2015	$—
Warrants granted	59,236
Amortization	(4,506)
Carrying value as of December 31, 2016	$54,730
Warrants granted	39,940
Amortization	(13,986)
Carrying value as of December 31, 2017	$80,684
The lease incentive began to amortize in April 2016, with the commencement of certain aircraft leases. Based on the warrants granted as of December 31, 2017, the Company expects to record amortization, as a reduction to the lease revenue, of $16.9 million, $16.9 million, $16.9 million, $11.7 million and $8.3 million for each of the next five years ending December 31, 2022.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft and one Boeing 737 from the Company. The Company’s carrying value of West was $7.1 million and $9.9 million at December 31, 2017 and 2016, respectively, including $5.5 million of excess purchase price over the Company's fair value of West's nets assets in January of 2014. In 2017, the Company paid $2.4 million to West and entered into a preferred equity instrument. The Company's equity interest and the preferred equity instrument are reflected in “Other Assets” in the Company’s consolidated balance sheets as of December 31, 2017 and 2016.
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2019. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. During 2017, the company contributed $8.7 million to the joint venture. The Company accounts for its investment in the joint venture under the equity method of accounting, in which the carrying value of the investment is reduced for the Company's share of the joint ventures operating losses. The carrying value of the joint venture, reflected in “Other Assets” in the Company’s consolidated balance sheets, was $5.6 million at December 31, 2017.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2017	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,326	$—	$1,326
Interest rate swap	—	1,840	—	1,840
Convertible note hedges	—	53,683	—	53,683
Total Assets	$—	$56,849	$—	$56,849
Liabilities
Note conversion obligations	—	(54,359)	—	(54,359)
Stock warrant obligations	—	(211,136)	—	(211,136)
Total Liabilities	$—	$(265,495)	$—	$(265,495)

As of December 31, 2016	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$482	$—	$482
Interest rate swap	—	547	—	547
Total Assets	$—	$1,029	$—	$1,029
Liabilities
Interest rate swap	$—	$(77)	$—	$(77)
Stock warrant obligation	—	(89,441)	—	(89,441)
Total Liabilities	$—	$(89,518)	$—	$(89,518)
At December 31, 2017 each stock warrant was valued at $14.24 using a risk-free interest rate of 2.0% and a stock volatility of 34%, based on the time period corresponding with the expiration period of the warrants (see Note B). At December 31, 2016, each stock warrant was valued at $8.09 using a risk-free rate of 1.7% and a stock volatility of 37.5%. At December 31, 2017 the value of the convertible note hedges and note conversion obligations were valued using a risk free interest rate of 2.3% and stock volatility of 34%.
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $9.1 million more than the carrying value, which was $515.8 million at December 31, 2017. As of December 31, 2016, the fair value of the Company’s debt obligations was approximately $0.2 million more than the carrying value, which was $458.7 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31, 2017	December 31, 2016
Flight equipment	$1,801,808	$1,541,872
Ground equipment	53,523	49,229
Leasehold improvements, facilities and office equipment	26,897	27,364
Aircraft modifications and projects in progress	121,760	113,518
	2,003,988	1,731,983
Accumulated depreciation	(844,026)	(730,991)
Property and equipment, net	$1,159,962	$1,000,992
CAM owned aircraft with a carrying value of $697.4 million and $524.3 million that were under leases to external customers as of December 31, 2017 and 2016, respectively. Minimum future payments from external customers for leased aircraft and equipment as of December 31, 2017 is scheduled to be $146.6 million, $111.0 million, $95.1 million, $76.6 million and $63.0 million for each of the next five years ending December 31, 2022.
The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. The costs of airframe maintenance for Boeing 767-200 operated by ABX are expensed as they are incurred. The costs of major airframe maintenance for the Company's other aircraft are capitalized and amortized over the useful life of the overhaul. Many of the Company's General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under “power by the hour” and "power by the cycle" agreements with an engine maintenance provider. Further, in May 2017, the Company entered into similar maintenance agreements for certain General Electric CF6 engines that power many of the Company's Boeing 767-300 aircraft. Under these agreements, the engines are maintained by the service provider for a fixed fee per cycle and/or flight hour. As a result, the cost of maintenance for these engines is generally expensed as flights occur. During their term, these maintenance agreements contain provisions for a minimum level of flight activity. Maintenance for the airlines’ other aircraft engines, including those powering Boeing 757 aircraft, are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the useful life of the overhaul.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Unsubordinated term loan	$70,568	$85,636
Revolving credit facility	245,000	355,000
Aircraft loans	3,640	18,085
Convertible debt	196,550	—
Total debt obligations	515,758	458,721
Less: current portion	(18,512)	(29,306)
Total long term obligations, net	$497,246	$429,415
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. Effective March 31, 2017, the Company executed an amendment to the Senior Credit Agreement that extended the maturity of the term loan and revolving credit facility to May 30, 2022, increased the capacity of the revolving credit facility by $120.0 million to $545.0 million and preserved the accordion feature such that the Company can now draw up to an additional $100.0 million subject to the lenders' consent. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. In September 2017, the Company executed amendments to the Senior Credit Agreement. These amendments increased the revolving credit facility's permitted additional indebtedness to $300.0 million for convertible notes described below. The amendments also increased the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calender year, provided the Company's total secured debt to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") ratio is under 3.00 times, after giving effect to the dividend or repurchase. As of December 31, 2017, the unused revolving credit facility totaled $290.7 million, net of draws of $245.0 million and outstanding letters of credit of $9.3 million.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 767 and 757 aircraft that are not collateralized under aircraft loans. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 125% of the outstanding balance of the term loan and the maximum capacity of revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million.
The balance of the unsubordinated term loan is net of debt issuance costs of $0.7 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 3.07% and 3.07%, respectively. The aircraft loan is collateralized by one aircraft, and amortizes monthly with a balloon payment of approximately 20% with a maturity in early 2018. The interest rates on the aircraft loan is 6.74% per annum payable monthly. The aircraft loan was paid off by the Company in January 2018.
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
In September 2017, the Company issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 ("Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. The Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. Conversion of the Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2017 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the Notes can require the Company to repurchase their notes at the cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest. Until the Company's shareholders increase the number of authorized shares of common stock to cover the full number of shares underlying the Notes, the Company is required to settle conversions solely in cash. If the number of authorized shares is increased, the Notes may be settled in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The initial conversion rate is 31.3475 common shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
The Company evaluated the conversion features of the Notes under the applicable accounting guidance including ASC 815, "Derivatives and Hedging," and determined that the conversion features require separate accounting as a derivative. At the time of issuance, the fair value of this derivative was recorded on the balance sheet as the note conversion obligations (a long-term liability) and an offsetting discount to the Notes. Until the Company's shareholders increase the number of authorized shares of common stock, the note conversion obligations will be adjusted to reflect its fair value at the end of each quarter. The fair value of the note conversion obligation at issuance was $57.4 million. The fair value of the note conversion obligations at December 31, 2017 was $54.4 million and resulted in a non-operating gain of $3.0 million before the effect of income tax during 2017.
The net proceeds from the issuance of the Notes were approximately $252.3 million, after deducting initial issuance costs. These unamortized issuance costs and discount are being amortized to interest expense through October 2024, using an effective interest rate of approximately 5.15%. The carrying value of the Company's Convertible debt is shown below.

December 31,
2017
Principal value, Convertible Senior Notes, due 2024	258,750
Unamortized issuance costs	(6,685)
Unamortized discount	(55,515)
Convertible debt	196,550
In conjunction with the offering of the Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million. These transactions cover, subject to customary anti-dilution adjustments, the number of the Company’s common shares that initially underlie the Notes, and are expected to reduce the potential equity dilution with respect to our common stock, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The initial strike price of the convertible note hedges is $31.90 per share. The Company evaluated the convertible note hedges under the applicable accounting guidance, including ASC 815, "Derivatives and Hedging," and determined that the convertible note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and are adjusted to reflect their fair value at the end of the quarter. The fair value of the convertible note hedges at December 31, 2017 was $53.7 million. As of December 31, 2017, the re-measurement of the convertible note hedges to fair value resulted in a non-operating loss of $2.4 million before the effect of income tax.

In conjunction with the offering of the Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments. The warrants could have a dilutive effect on the Company’s outstanding common shares and the Company’s earnings per share to the extent that the traded market price of the Company’s common shares exceeds the strike price of the warrants which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions. The Company evaluated the warrants under the applicable accounting guidance, including ASC 815 "Derivatives and Hedging," and determined that the warrants meet the definition of a derivative. However, because these warrants have been determined to be indexed to the Company's own stock and meet the criteria for equity classification, they have been recorded in shareholder's equity. In the event these warrants are exercised, the Company has enough authorized and unissued shares for their issuance. The amount paid for these warrants and recorded in Stockholders' Equity in the Company’s consolidated balance sheets was $38.5 million. Taken together, the convertible note hedge and warrant transactions are intended to limit, during Notes conversion events, the dilution of the Company's common shares until the traded market price exceeds $41.35.
The scheduled cash principal payments for the Company's debt obligations, as of December 31, 2017, for the next five years are as follows (in thousands):

Principal Payments
2018	$18,640
2019	15,000
2020	15,000
2021	15,000
2022	256,250
2023 and beyond	258,750
Total principal cash payments	578,640
Less: unamortized issuance costs and discounts	(62,882)
Total debt obligations	$515,758

NOTE G—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. Accordingly, the Company entered into interest rate swaps. The Company entered into two new interest rate swaps in February 2017 and April 2017, respectively, having initial values of $39.4 million and $50.0 million, respectively, and forward start dates of June 30, 2017. The Company also entered into a new interest rate swap in July 2017, having an initial value of $75.0 million and a forward start date of December 31, 2017. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2017		December 31, 2016
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
June 30, 2017	1.183%	—	—	43,125	(77)
May 5, 2021	1.090%	35,625	719	43,125	547
May 30, 2021	1.703%	35,625	240	—	—
March 31, 2022	1.900%	50,000	416	—	—
March 31, 2022	1.950%	75,000	465	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net gains on derivatives of $1.4 million, $1.0 million and $0.9 million for the years ending December 31, 2017, 2016 and 2015, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.
During September 2017, the Company issued convertible debt in the form of the Notes and recorded a long-term liability representing the Note conversion liability. In conjunction with the Notes, the Company purchased convertible note hedges having the same number of the Company’s common shares, 8.1 million shares, and same strike price of $31.90, that underlie the Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to the Company's common stock, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Company recorded a net gain before the effects of income taxes of $0.6 million during the year ended December 30, 2017 for the revaluation of the convertible note hedges and the note conversion obligations to fair value. For additional information see Note F, "Debt Obligations " and Note D "Fair Value Measurements."

NOTE H—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June of 2036 with options to extend the leases. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. The Company also leases and operates a 311,500 square foot, two hangar aircraft maintenance complex in Tampa, Florida. Additionally, the Company leases certain equipment and airport facilities, office space, and maintenance facilities at locations outside of the airpark in Wilmington. The future minimum lease payments of the Company as of December 31, 2017 are scheduled below (in thousands):

	Facility Leases	Other Leases
2018	$11,109	$433
2019	4,781	312
2020	2,394	179
2021	1,969	—
2022	1,904	—
2023 and beyond	12,019	—
Total minimum lease payments	$34,176	$924
As of December 31, 2017 and 2016 the Company did not lease in any aircraft.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. At December 31, 2017, the Company was committed to acquire and modify additional Boeing 767-300 passenger aircraft into standard freighter aircraft. In addition to four aircraft that were in the modification process at December 31, 2017, the Company is committed to induct four more aircraft into the freighter modification process through 2018, including commitments to purchase two more Boeing 767-300 passenger aircraft during the first quarter of 2018. As of December 31, 2017, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $85.3 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI.

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
Employees Under Collective Bargaining Agreements
As of December 31, 2017, the flight crewmember employees of ABX and ATI and flight attendant employees of ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	8.4%
ATI	Air Line Pilots Association	7.6%
ATI	Association of Flight Attendants	1.3%

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
On August 30, 2017, the Company transferred investment assets totaling $106.6 million from the pension plan trust to purchase a group annuity contract from Mutual of America Life Insurance Company ("MUA"). The group annuity contract transfers payment obligations for pension benefits owed to certain former, non-pilot retirees of ABX (or their beneficiaries) to MUA. As a result of the transaction, the Company recognized pre-tax settlement charges of $5.3 million to continued operations and $7.6 million to discontinued operations due to the reclassification of $12.9 million of pretax losses from accumulated other comprehensive loss.
Effective December 31, 2016, ABX modified its unfunded, non-pilot retiree medical plan to terminate benefits to all participants. Retired participants were directed to public healthcare exchanges for more flexible and lower cost alternatives. As a result, ABX settled $0.6 million of retiree medical obligations.
Funded Status  (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2017	2016	2017	2016
Accumulated benefit obligation	$740,783	$791,182	$4,056	$4,231
Change in benefit obligation
Obligation as of January 1	$791,182	$777,320	$4,231	$4,999
Service cost	—	—	158	123
Interest cost	33,585	35,872	142	170
Curtailment gain	8,483	—	—	—
Plan transfers	2,643	1,226	—	—
Benefits paid	(33,779)	(33,593)	(412)	(667)
Curtailments and settlement	(106,742)	—	—	(560)
Actuarial (gain) loss	45,411	10,357	(63)	166
Obligation as of December 31	$740,783	$791,182	$4,056	$4,231
Change in plan assets
Fair value as of January 1	$715,885	$672,153	$—	$—
Actual gain on plan assets	99,090	69,836	—	—
Plan transfers	2,643	1,226	—	—
Employer contributions	4,476	6,263	412	667
Benefits paid	(33,779)	(33,593)	(412)	(667)
Settlement payments	$(106,742)	$—	$—	$—
Fair value as of December 31	$681,573	$715,885	$—	$—
Funded status
Underfunded plans
Current liabilities	$(1,497)	$(1,357)	$(414)	$(458)
Non-current liabilities	$(57,713)	$(73,940)	$(3,642)	$(3,773)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2017, 2016 and 2015, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$—	$158	$123	177
Interest cost	33,585	35,872	34,584	142	170	192
Expected return on plan assets	(42,080)	(41,056)	(44,082)	—	—	—
Curtailments and settlements	12,923	—	—	—	(1,997)	—
Amortization of prior service cost	—	—	—	(51)	(103)	(542)
Amortization of net (gain) loss	7,778	13,472	7,170	283	160	292
Net periodic benefit cost (income)	$12,206	$8,288	$(2,328)	$532	$(1,647)	$119

Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2017	2016	2017	2016
Unrecognized prior service cost	$—	$—	$—	$(51)
Unrecognized net actuarial loss	88,689	112,506	1,547	1,893
Accumulated other comprehensive loss	$88,689	$112,506	$1,547	$1,842
The amounts of unrecognized net actuarial loss recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2018 is $3.5 million and $0.2 million for the pension plans and the post-retirement healthcare plans, respectively.
Assumptions
Assumptions used in determining the funded status of ABX’s pension plans at December 31 were as follows:

	Pension Plans
	2017	2016	2015
Discount rate - crewmembers	4.00%	4.50%	4.70%
Discount rate - non-crewmembers	4.05%	4.60%	4.75%
Expected return on plan assets	6.25%	6.25%	6.25%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 3.30% for pilots at December 31, 2017. The discount rate used to determine post-retirement healthcare obligations was 3.55% for pilots at December 31, 2016. The discount rate used to determine post-retirement healthcare obligations was 3.65% for pilots and 3.35% for non-pilots at December 31, 2015. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not effect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2017	2016
Cash	1%	1%
Equity securities	31%	30%
Fixed income securities	68%	64%
Real estate	—%	5%
	100%	100%
ABX uses an investment management firm to advise it in developing and executing an investment policy. The portfolio is managed with consideration for diversification, quality and marketability. The investment policy permits the following ranges of asset allocation: equities – 15% to 35%; fixed income securities – 60% to 80%; real estate –

0%; cash – 0% to 10%. Except for U.S. Treasuries, no more than 10% of the fixed income portfolio and no more than 5% of the equity portfolio can be invested in securities of any single issuer.
The overall expected long term rate of return was developed using various market assumptions in conjunction with the plans’ targeted asset allocation. The assumptions were based on historical market returns.
Cash Flows
In 2017 and 2016, the Company made contributions to its defined benefit plans of $4.5 million and $6.3 million, respectively. The Company estimates that its contributions in 2018 will be approximately $22.4 million for its defined benefit pension plans and $0.4 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2018	$31,066	$414
2019	36,615	483
2020	36,650	502
2021	39,032	530
2022	41,113	508
Years 2023 to 2027	225,994	2,177
Fair Value Measurements
The pension plan assets are stated at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
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

The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2017	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$3,792	$3,792
Corporate stock	17,361	—	17,361
Mutual funds	53,391	113,426	166,817
Fixed income investments	3,926	462,480	466,406
Benefit Plan Assets	$74,678	$579,698	$654,376

Investments measured at net asset value ("NAV")			27,197
Total benefit plan assets			$681,573

As of December 31, 2016	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$3,469	$3,469
Corporate stock	20,818	—	20,818
Mutual funds	59,370	114,940	174,310
Fixed income investments	777	457,238	458,015
Benefit Plan Assets	$80,965	$575,647	$656,612

Investments measured at net asset value ("NAV")			59,273
Total benefit plan assets			$715,885
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

The following table presents investments measured at fair value based on NAV per share as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
As of December 31, 2017
Hedge Funds & Private Equity	$27,197	(1) (2)	90 days	$—
Real Estate	—	(3)	90 days	—
Total investments measured at NAV	$27,197			$—

As of December 31, 2016
Hedge Funds & Private Equity	$25,831	(1) (2)	90 days	$—
Real Estate	33,442	(3)	90 days	—
Total investments measured at NAV	$59,273			$—

(1) Quarterly - hedge funds
(2) None - private equity
(3) Monthly

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. Expenses for defined contribution retirement plans were $7.8 million, $7.1 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE J—INCOME TAXES
The Company's deferred income taxes reflect the value of its net operating loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their amounts used for income tax calculations. Federal legislation known as the The Tax Cuts and Jobs Acts ("Tax Act") was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from the previous rate of 35% to 21% effective January 1, 2018. The Tax Act also makes broad and complex changes to the U.S. tax code, including, but not limited to a one time tax on earnings of certain foreign subsidiaries, limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, bonus depreciation for full expensing of qualified property, and limitations on the deductibility of certain executive compensation. At December 31, 2017, the Company calculated the effects of the enactment of the Tax Act as written, and made a reasonable estimate of the effects on the existing deferred tax balances. The Company will continue to refine the calculations as additional analysis is completed and the Company gains a more thorough understanding of the Tax Act, including the tax law related to the deductibility of purchased assets, state tax treatment, and amounts related to employee compensation. The re-measurement of deferred tax balances using the lower federal rates enacted by the Tax Act, resulted in a reduction in the Company's net deferred tax liability and the recognition of a deferred tax benefit as depicted by the change in federal statutory tax rate included below.
At December 31, 2017, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $57.6 million, which begin to expire in 2031 if not utilized before then. The deferred tax asset balance includes $1.8 million net of a $0.3 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets and cash contributions for its defined benefit pension plans. At December 31, 2017 and 2016, the Company determined that, based upon projections of taxable income, it was more likely than not that the NOL CF’s will be realized prior to their expiration, accordingly, no allowance against these deferred tax assets was recorded.

The significant components of the deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31
	2017	2016
Deferred tax assets:
Net operating loss carryforward and federal credits	$17,021	$20,596
Warrants	3,974	4,746
Post-retirement employee benefits	8,716	27,060
Employee benefits other than post-retirement	9,229	13,785
Inventory reserve	1,739	2,727
Deferred revenue	3,016	7,728
Other	4,317	4,411
Deferred tax assets	48,012	81,053
Deferred tax liabilities:
Accelerated depreciation	(129,201)	(186,015)
Partnership items	(5,858)	(8,777)
State taxes	(12,119)	(8,564)
Valuation allowance against deferred tax assets	(278)	(229)
Deferred tax liabilities	(147,456)	(203,585)
Net deferred tax (liability)	$(99,444)	$(122,532)
The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2017	2016	2015
Current taxes:
Federal	$9	$820	$524
Foreign	48	—	—
State	590	151	371
Deferred taxes:
Federal	27,625	11,338	21,073
Foreign	—	—	—
State	3,396	1,085	1,440
Change in federal statutory tax rates	(59,944)	—	—
Total deferred tax expense	(28,923)	12,423	22,513
Total income tax expense (benefit) from continuing operations	$(28,276)	$13,394	$23,408
Income tax expense (benefit) from discontinued operations	$(1,848)	$1,384	$1,178

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign income taxes	(0.5)%	—%	—%
State income taxes, net of federal tax benefit	(39.7)%	2.3%	1.9%
Tax effect of non-deductible warrant expense	(485.0)%	4.0%	—%
Tax effect of stock compensation	21.7%	(3.4)%	—%
Tax effect of other non-deductible expenses	(19.6)%	1.6%	0.9%
Change in federal statutory tax rates	917.2%	—%	—%
Other	3.5%	(0.6)%	(0.4)%
Effective income tax rate	432.6%	38.9%	37.4%
The income tax deductibility of the warrant expense is less than the expense required by GAAP because for tax purposes, the warrants are valued at a different time and under a different valuation method.
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3%	1.3%	1.3%
Change in federal statutory tax rates	—%	—%	—%
Effective income tax rate	36.3%	36.3%	36.3%
The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist primarily of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2017, 2016 and 2015, the Company's unrecognized tax benefits were $0.0 million, $0.0 million and $0.0 million respectively. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2017, 2016 and 2015.
The Company began to file, effective in 2008, federal tax returns under a common parent of the consolidated group that includes ABX and all the wholly-owned subsidiaries, except for Pemco which was acquired on December 30, 2016. The returns for 2016, 2015 and 2014 related to the consolidated group remain open to examination. The consolidated federal tax returns prior to 2014 remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. Pemco filed returns on its own behalf prior to its acquisition by the Company. State and local returns filed for 2005 through 2016 are generally also open to examination by their respective jurisdictions, either in full or limited to net operating losses.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Gains and Losses on Derivative	Foreign Currency Translation	Total
Balance as of January 1, 2015	(81,191)	(630)	4	(1,059)	(82,876)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(32,640)	745	—	—	(31,895)
Foreign currency translation adjustment	—	—	—	(517)	(517)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	7,170	292	—	—	7,462
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(542)	—	—	(542)
Hedging gain (reclassified to interest expense)	—	—	(50)	—	(50)
Income Tax (Expense) or Benefit	9,359	(180)	46	181	9,406
Other comprehensive income (loss), net of tax	(16,111)	315	(4)	(336)	(16,136)
Balance as of December 31, 2015	(97,302)	(315)	—	(1,395)	(99,012)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	18,424	394	—	—	18,818
Foreign currency translation adjustment	—	—	—	(126)	(126)
Amounts reclassified from accumulated other comprehensive income:
Plan curtailment and settlement	—	(1,997)	—	—	(1,997)
Actuarial costs (reclassified to salaries, wages and benefits)	13,472	160	—	—	13,632
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(103)	—	—	(103)
Income Tax (Expense) or Benefit	(11,682)	560	—	44	(11,078)
Other comprehensive income (loss), net of tax	20,214	(986)	—	(82)	19,146
Balance as of December 31, 2016	(77,088)	(1,301)	—	(1,477)	(79,866)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	3,116	63	—	—	3,179
Foreign currency translation adjustment	—	—	—	195	195
Amounts reclassified from accumulated other comprehensive income:
Plan settlement	12,923	—	—	—	12,923
Actuarial costs (reclassified to salaries, wages and benefits)	7,778	283	—	—	8,061
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(51)	—	—	(51)
Income Tax (Expense) or Benefit	(7,304)	(91)	—	(66)	(7,461)
Other comprehensive income (loss), net of tax	16,513	204	—	129	16,846
Balance as of December 31, 2017	(60,575)	(1,097)	—	(1,348)	(63,020)

NOTE L—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005 and in May 2015. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with vesting periods of approximately six or twelve months. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Year Ended December 31
	2017		2016		2015
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,040,569	$9.97	1,157,659	$7.52	1,406,550	$6.21
Granted	243,940	17.52	314,060	15.47	390,200	9.61
Converted	(320,810)	9.47	(329,200)	7.32	(498,491)	5.97
Expired	(82,050)	9.22	(92,750)	7.44	(126,800)	5.52
Forfeited	(7,800)	13.55	(9,200)	10.23	(13,800)	7.36
Outstanding at end of period	873,849	$12.30	1,040,569	$9.97	1,157,659	$7.52
Vested	441,424	$7.61	472,294	$6.60	511,109	$6.03
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $16.72, $14.39 and $9.22 for 2017, 2016 and 2015, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $20.18, $19.65 and $10.99 for 2017, 2016 and 2015, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2017, 2016 and 2015 using daily stock prices and using the following variables:

	2017	2016	2015
Risk-free interest rate	1.7%	1.1%	0.9%
Volatility	34.7%	36.9%	41.5%
For the years ended December 31, 2017, 2016 and 2015, the Company recorded expense of $3.6 million, $3.2 million and $2.5 million, respectively, for stock incentive awards. At December 31, 2017, there was $3.8 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2017, none of the awards were convertible, 324,599 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,084,524 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2019.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	December 31
	2017	2016	2015
Numerator:
Earnings from continuing operations	$21,740	$21,060	$39,155

Denominator:
Weighted-average shares outstanding for basic earnings per share	58,907	61,330	64,242
Common equivalent shares:
Effect of stock-based compensation awards and warrants	779	1,664	885
Weighted-average shares outstanding assuming dilution	59,686	62,994	65,127
Basic earnings per share from continuing operations	$0.37	$0.34	$0.61
Diluted earnings per share from continuing operations	$0.36	$0.33	$0.60
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 241,000 shares, 327,700 shares and 348,600 shares of restricted stock for 2017, 2016 and 2015, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
The determination of diluted earnings per share requires the exclusion of the fair value re-measurement of the stock warrants recorded as a liability (see Note B), if such warrants have a anti-dilutive effect on earnings per share. The dilutive effect of the weighted-average diluted shares outstanding is calculated using the treasury method for periods in which equivalent shares have a dilutive effect on earnings per share. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants recorded as a liability by the average stock price during the period and comparing that amount with the number of corresponding warrants outstanding.
The underlying warrants recorded as a liability as of December 31, 2017 and 2016 would have resulted in 14.8 million and 11.1 million additional shares of the Company's common stock, respectively, if the warrants were settled by tendering cash. The warrants recorded in stockholders' equity as of December 31, 2017, would have resulted in 8.1 million additional shares of the Company's common stock, if the Company's stock price exceeded $41.35 and the warrants were settled in shares.
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
The Company repurchased common stock during 2017, including 380,637 shares on June 6, 2017 from an underwriter in conjunction with an underwritten secondary offering by its largest shareholder, Red Mountain Partners, L.P., a fund that is affiliated with Red Mountain Capital Partners, LLC (“Red Mountain”), a related party, for an aggregate purchase price of $8.5 million. The share price of $22.42 was equal to the price per share paid by the underwriter to Red Mountain.

NOTE N—SEGMENT INFORMATION
The Company operates in three reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings include an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI and charter service agreements that the Company has with its customers. Due to the similarities among the Company's airline operations, the airline operations are aggregated into a single reportable segment, ACMI Services. The Ground Services segment provides mail and package sorting services, as well as related maintenance services for ground equipment, facilities and material handling equipment. The Ground Services segment became a reportable during 2017 due revenue growth exceeding 10% of the Company total revenues. Prior periods presented below have been prepared by removing Ground Services from "All other" for comparative purposes. The Company's other activities, which include the sale of aircraft parts, aircraft maintenance services, aircraft modifications, the sales of aviation fuel and other services, are not large enough to constitute reportable segments and are combined in All other with inter-segment profit eliminations. Inter-segment revenues are valued at arms-length market rates. Cash and cash equivalents are reflected in Assets - All other below.
The Company's segment information from continuing operations is presented below (in thousands):

	Year Ended December 31
	2017	2016	2015
Total revenues:
CAM	$209,560	$195,092	$177,789
ACMI Services	614,741	492,859	433,109
Ground Services	206,631	116,796	60,163
All other	227,205	145,743	101,832
Eliminate inter-segment revenues	(189,937)	(181,620)	(153,629)
Total	$1,068,200	$768,870	$619,264
Customer revenues:
CAM	$140,434	$117,642	$93,395
ACMI Services	614,721	492,859	431,989
Ground Services	204,150	114,813	58,160
All other	108,895	43,556	35,720
Total	$1,068,200	$768,870	$619,264
Depreciation and amortization expense:
CAM	$108,106	$92,396	$87,765
ACMI Services	41,929	41,487	37,526
Ground Services	1,985	973	260
All other	2,536	640	(108)
Total	$154,556	$135,496	$125,443
Segment earnings (loss):
CAM	$61,510	$68,608	$57,457
ACMI Services	2,476	(32,125)	(2,654)
Ground Services	9,369	10,603	5,395
All other	4,355	6,020	3,166
Net unallocated interest expense	(1,322)	(545)	(1,721)
Net gain (loss) on financial instruments	(79,789)	(18,107)	920
Loss from non-consolidated affiliate	(3,135)	—	—
Pre-tax earnings from continuing operations	$(6,536)	$34,454	$62,563

The Company's assets are presented below by segment (in thousands):

	December 31
	2017	2016	2015
Assets:
CAM	$1,192,890	$971,986	$804,776
ACMI Services	189,379	164,489	154,852
Ground Services	44,480	33,411	15,777
All other	122,095	89,444	66,316
Total	$1,548,844	$1,259,330	$1,041,721
Interest expense allocated to CAM was $15.6 million, $10.6 million and $9.4 million for the years ending December 31, 2017, 2016 and 2015, respectively.
During 2017, the Company had capital expenditures of $28.7 million, $283.8 million and $2.9 million for the ACMI Services, CAM and Ground Services segments, respectively.
Entity-Wide Disclosures
The Company had revenues of approximately $170.1 million, $168.2 million and $206.5 million for 2017, 2016 and 2015, respectively, derived primarily from aircraft leases in foreign countries, routes with flights departing from or arriving in foreign countries or aircraft maintenance and modification services performed in foreign countries. All revenues from the CMI agreement with DHL and the ATSA agreement with AFI are attributed to U.S. operations. As of December 31, 2017 and 2016, the Company had 16 and 12 aircraft, respectively, deployed outside of the United States. CAM's revenues included $19.5 million, $17.4 million and $12.6 million for 2017, 2016 and 2015, respectively, for engine and other maintenance related payments from customers. The Company's external customer revenues from its aircraft maintenance, modifications, conversions and part sales within other activities for the years ended December 31, 2017, 2016 and 2015 were $106.8 million, $40.8 million, and $33.7 million, respectively.

NOTE O—DISCONTINUED OPERATIONS
The Company's results of discontinued operations consist primarily of pension benefits, adjustments to workers compensation liabilities and other benefits for former employees previously associated with ABX's former freight sorting and aircraft fueling services provided to DHL. The Company may incur expenses and cash outlays in the future related to pension obligations, self -insurance reserves for medical expenses and wage loss for former employees. Carrying amounts of significant assets and liabilities of the discontinued operations are below (in thousands):

	December 31
	2017	2016
Liabilities
Employee compensation and benefits	$17,880	$19,885
Post-retirement	4,652	5,663
Total Liabilities	$22,532	$25,548
During 2017, pre-tax losses from discontinued operations were $5.1 million. Pre-tax earnings from discontinued operations were $3.8 million and $3.2 million during 2016 and 2015, respectively.

NOTE P—QUARTERLY RESULTS (Unaudited)
The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017 (1)
Revenues from continuing operations	$237,917	$253,211	$254,101	$322,971
Operating income from continuing operations	17,753	22,948	18,923	33,671
Net earnings (loss) from continuing operations (2)	9,796	(53,918)	(28,229)	94,091
Net earnings from discontinued operations	192	192	(4,655)	1,026
Weighted average shares:
Basic	59,133	59,035	58,733	58,733
Diluted	64,949	59,035	58,733	68,987
Earnings per share from continuing operations
Basic	$0.17	$(0.91)	$(0.48)	$1.60
Diluted	$0.13	$(0.91)	$(0.48)	$1.11
2016 (3)
Revenues from continuing operations	$177,385	$176,549	$193,261	$221,675
Operating income from continuing operations	15,351	15,801	14,456	18,140
Net earnings from continuing operations	8,171	11,528	2,116	(755)
Net earnings from discontinued operations	47	47	47	2,287
Weighted average shares:
Basic	63,636	63,267	59,379	59,083
Diluted	65,057	66,763	60,283	59,083
Earnings per share from continuing operations
Basic	$0.13	$0.18	$0.04	$(0.01)
Diluted	$0.13	$0.12	$0.04	$(0.01)

1.
During 2017, the Company recorded a $1.9 million gain, a $67.6 million loss, a $34.4 million loss and a $20.4 million gain on the remeasurement of financial instruments, primarily related to the warrants issued to Amazon for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively.

2.	During 2017, the Company recorded a $59.9 million deferred tax gain during the quarter ended December 31, 2017 due to the enactment of lower U.S. federal corporate tax rates.

3.
During 2016, the Company recorded a 0.5 million loss, a 5.6 million gain, a 8.5 million loss and a 14.7 million loss on the remeasurement of financial instruments, primarily related to the warrants issued to Amazon for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on management’s assessment of those criteria, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Air Transport Services Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s three principal customers.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 1, 2018

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters.”
Executive Officers
The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	63
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

Quint O. Turner	55
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

Richard F. Corrado	58
Chief Operating Officer, Air Transport Services Group, Inc., since September 2017. President of Cargo Aircraft Management Inc., since April 2010. President of Airborne Global Solutions, Inc. since July 2010. Mr. Corrado was Chief Commercial Officer, Air Transport Services Group, Inc., from April 2010 to September 2017

Before joining ATSG, Mr. Corrado was President of Transform Consulting Group from July 2006 through March 2010 and Chief Operating Officer of AFMS Logistics Management from February 2008 through March 2010. He was Executive Vice President of Air Services and Business Development for DHL Express from September 2003 through June of 2006; and Senior Vice President of Marketing for Airborne Express from August 2000 through August 2003.

W. Joseph Payne	54
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

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are incorporated herein by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements
The following are filed in Part II, item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2017	$1,264,211	$1,184,099	$3,000	$2,445,310
December 31, 2016	415,336	1,006,307	157,432	1,264,211
December 31, 2015	811,875	138,310	534,849	415,336
All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation

3.1
Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. reflecting corrections and amendments through August 16, 2013. [This document represents the Amended and Restated Certificate of Incorporation of Air Transport Services Group, Inc. in compiled form, incorporating all corrections and amendments. This compiled document has not been filed with the Delaware Secretary of State.] (26)

3.2	Amended and Restated Bylaws of Air Transport Services Group, Inc., reflecting amendments through May 10, 2013. (16)

Instruments defining the rights of security holders

4.1	Indenture, dated September 29, 2017, by and between Air Transport Services Group, Inc. and U.S. Bank National Association. (29)

4.2	Form of 1.125% Convertible Senior Note due 2024 (included in Exhibit 4.1). (29)

Material Contracts

10.1	Director compensation fee summary. (8)
10.2	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (2)

10.3	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (3)

10.4	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (4)

10.5	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (5)

10.6	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (7)

10.7	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (7)

10.8	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009 (6), as amended by Amendment to the Guaranty dated as of January 14, 2015 (20)

10.9	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.10	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.11	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (18)

10.12	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (10)

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

10.40
First Amendment to the Amended and Restated Credit Agreement, dated as of March 31, 2017, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents and Bank of America, N.A., as Documentation Agent. (27)

10.41	Underwriting Agreement, dated May 31, 2017, by and among Air Transport Services Group, Inc., Red Mountain Partners, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (28)

10.42
Second Amendment to the Amended and Restated Credit Agreement, entered into on September 25, 2017, by and among Air Transport Services Group, Inc., Cargo Aircraft Management, Inc., as borrower, the guarantors party thereto, the lenders party thereto and SunTrust Bank, as Administrative Agent. (30)

10.43
Purchase Agreement, dated September 25, 2017, by and among Air Transport Services Group, Inc. and Goldman Sachs & Co. LLC and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers named therein. (29)

10.44	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (29)

10.45	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (29)

10.46	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (29)

10.47	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (29)

10.48	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (29)

10.49	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (29)

10.50	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (29)

10.51	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (29)

10.52	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (29)

10.53	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (29)

10.54	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (29)

10.55	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (29)

10.56	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (29)

10.57	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (29)

10.58	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (29)

10.59	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (29)

10.60	Air Transport Services Group, Inc. Severance Plan for Senior Management. (31)

10.61	Confirmation Agreement, dated August 23, 2017, between Mutual of America Life Insurance Company and ABX Air, Inc., relating to the ABX Air Retirement Income Plan. (31)

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (1)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	The Company's Code of Ethics can be accessed from the Company's Internet website at www.atsginc.com.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2006.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission.

(8)
Incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed March 23, 2017 with the Securities and Exchange Commission.

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

(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.

(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016.

(24)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2016.

(25)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 27, 2016.

(26)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2017.

(27)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2017.

(28)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 2017.

(29)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 29, 2017.

(30)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 2017.

(31)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
Joseph C. Hete
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ RANDY D. RADEMACHER	Director and Chairman of the Board	March 1, 2018
Randy D. Rademacher

/S/ RICHARD M. BAUDOUIN	Director	March 1, 2018
Richard M. Baudouin

/S/ JOSEPH C. HETE	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
Joseph C. Hete

/S/ RAYMOND E. JOHNS JR.	Director	March 1, 2018
Raymond E. Johns, Jr.

/S/ J. CHRISTOPHER TEETS	Director	March 1, 2018
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 1, 2018
Jeffrey J. Vorholt

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
Quint O. Turner