Form 10-Q
period 2018-03-31
Air Transport Services Group, Inc.
filed 2018-05-10
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of May 10, 2018, 59,080,512 shares of the registrant’s common stock, par value $0.01, were outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in the Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018.
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

FORWARD LOOKING STATEMENTS
Statements contained in this Quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2017 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31
	2018	2017
REVENUES	$203,040	$237,917
OPERATING EXPENSES
Salaries, wages and benefits	70,783	72,486
Depreciation and amortization	40,004	36,442
Maintenance, materials and repairs	36,866	30,282
Fuel	5,788	34,841
Contracted ground and aviation services	2,384	20,687
Travel	6,632	7,366
Landing and ramp	1,148	5,299
Rent	3,230	3,286
Insurance	1,357	1,262
Other operating expenses	7,205	8,036
	175,397	219,987
OPERATING INCOME	27,643	17,930
OTHER INCOME (EXPENSE)
Interest income	23	32
Non-service component of retiree benefit costs	2,045	(177)
Net gain (loss) on financial instruments	(885)	1,869
Loss from non-consolidated affiliate	(2,536)	—
Interest expense	(5,362)	(3,548)
	(6,715)	(1,824)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	20,928	16,106
INCOME TAX EXPENSE	(5,246)	(6,310)
EARNINGS FROM CONTINUING OPERATIONS	15,682	9,796
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	196	192
NET EARNINGS	$15,878	$9,988

BASIC EARNINGS PER SHARE
Continuing operations	$0.27	$0.17
Discontinued operations	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.27	$0.17

DILUTED EARNINGS PER SHARE
Continuing operations	$0.26	$0.13
Discontinued operations	0.01	—
TOTAL DILUTED EARNINGS PER SHARE	$0.27	$0.13

WEIGHTED AVERAGE SHARES
Basic	58,840	59,133
Diluted	59,558	64,949

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31
	2018	2017
NET EARNINGS	$15,878	$9,988
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	687	1,234
Defined Benefit Post-Retirement	42	37
Foreign Currency Translation	(16)	37

TOTAL COMPREHENSIVE INCOME, net of tax	$16,591	$11,296

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,472	$32,699
Accounts receivable, net of allowance of $2,495 in 2018 and $2,445 in 2017	100,186	109,114
Inventory	22,256	22,169
Prepaid supplies and other	13,426	20,521
TOTAL CURRENT ASSETS	183,340	184,503
Property and equipment, net	1,176,520	1,159,962
Lease incentive	76,458	80,684
Goodwill and acquired intangibles	44,287	44,577
Convertible note hedges	56,046	53,683
Other assets	30,852	25,435
TOTAL ASSETS	$1,567,503	$1,548,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,041	$99,728
Accrued salaries, wages and benefits	29,436	40,127
Accrued expenses	10,259	10,455
Current portion of debt obligations	14,846	18,512
Unearned revenue	12,765	15,850
TOTAL CURRENT LIABILITIES	163,347	184,672
Long term debt	515,595	497,246
Convertible note obligations	56,881	54,359
Stock warrant obligations	214,205	211,136
Post-retirement obligations	56,771	61,355
Other liabilities	44,276	45,353
Deferred income taxes	107,930	99,444
TOTAL LIABILITIES	1,159,005	1,153,565
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 85,000,000 shares authorized; 59,080,512 and 59,057,195 shares issued and outstanding in 2018 and 2017, respectively	591	591
Additional paid-in capital	467,570	471,456
Retained earnings (accumulated deficit)	2,644	(13,748)
Accumulated other comprehensive loss	(62,307)	(63,020)
TOTAL STOCKHOLDERS’ EQUITY	408,498	395,279
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,567,503	$1,548,844

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2018	2017
OPERATING ACTIVITIES:
Net earnings from continuing operations	$15,682	$9,796
Net earnings from discontinued operations	196	192
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,320	39,033
Pension and post-retirement	942	1,995
Deferred income taxes	5,053	6,149
Amortization of stock-based compensation	1,014	784
Net (gain) loss on financial instruments	885	(1,869)
Changes in assets and liabilities:
Accounts receivable	10,567	(6,487)
Inventory and prepaid supplies	4,871	(4,413)
Accounts payable	(608)	6,932
Unearned revenue	(3,752)	4,765
Accrued expenses, salaries, wages, benefits and other liabilities	(10,079)	(9,911)
Pension and post-retirement assets	(4,584)	(3,039)
Other	2,335	283
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,842	44,210
INVESTING ACTIVITIES:
Capital expenditures	(79,092)	(83,786)
Proceeds from property and equipment	16,763	—
Acquisitions and investments in businesses	(2,450)	(640)
Redemption of long term deposits	—	4,725
NET CASH (USED IN) INVESTING ACTIVITIES	(64,779)	(79,701)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(17,390)	(10,337)
Proceeds from borrowings	30,000	60,000
Payments for financing costs	(17)	—
Purchase of common stock	(564)	(1,463)
Withholding taxes paid for conversion of employee stock awards	(1,319)	(1,436)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,710	46,764

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,773	11,273
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,699	16,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,472	$27,631

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$2,413	$3,406
Federal alternative minimum and state income taxes paid	$526	$113
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued capital expenditures	$24,629	$18,251
See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose subsidiaries primarily operate within the airfreight and logistics industry. The Company leases aircraft and provides airline operations, ground services, aircraft modification and maintenance services and other support services. The Company's subsidiaries offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers.
The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees. The airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company's airlines provide a combination of aircraft, crews, maintenance and insurance services for a customer's transportation network through "CMI" and "ACMI" agreements and through charter contracts in which aviation fuel is also included. ATI provides passenger transportation, primarily to the U.S. Military, using "combi" aircraft, which are certified to carry passengers as well as cargo on the main deck.
In addition to its airline operations and aircraft leasing services, the Company provides aircraft maintenance and modification services, equipment maintenance services, and operates mail and package sorting facilities.
Basis of Presentation
The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the financial statements reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of management, but actual results could differ materially from those estimates.
The accompanying condensed consolidated financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Investments in affiliates in which the Company has significant influence but does not exercise control are accounted for using the equity method of accounting. Using the equity method, the Company’s share of the nonconsolidated affiliates' income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. Inter-company balances and transactions are eliminated.
Accounting Standards Updates
Effective January 1, 2018 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("Topic 606”) which superseded previous revenue recognition guidance. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company's lease revenues within the scope of ASC 840, Leases, are specifically excluded from Topic 606.

The Company adopted the standard using a modified retrospective approach, under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years. Under this method, entities recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for open contract performance at that time. The Company's adoption efforts have included the identification of revenue within the scope of the standard, the evaluation of customer contracts in conjunction with new guidance and an assessment of the qualitative and quantitative impacts of the new standard on its financial statements. The evaluation included the application of each of the five steps identified in the Topic 606 revenue recognition model.
The Company determined that under Topic 606, it is an agent for aviation fuel and certain other costs reimbursed by customers under its ACMI and CMI contracts and for certain cargo handling services that it arranges for a customer. Under the new revenue standard, such reimbursed amounts are reported net of the corresponding expenses beginning in 2018. This application of Topic 606 did not have a material impact on the Company's reported earnings in any period. Additionally under Topic 606, the Company is required to record revenue over time, instead of at the time of completion, for certain customer contracts for airframe and modification services that do not have an alternative use and for which the Company has an enforceable right to payment during the service cycle. The Company adopted the provisions of this new standard using the modified retrospective method which requires the Company to record a one time adjustment to retained deficit for the cumulative effect that the standard has on open contracts at the time of adoption. Upon adoption of the new standard the Company accelerated $3.6 million of revenue resulting in an immaterial adjustment to its January 1, 2018 retained deficit for open airframe and modification services contracts.
In January 2017, the FASB issued ASU "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). This new standard eliminates Step 2 from the goodwill impairment test and requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 is effective for any annual or interim goodwill impairment tests in the fiscal years beginning after December 15, 2019 and must be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this new accounting guidance in January of 2018. The adoption did not have an impact on the Company's financial position, results of operations, or cash flows.
In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost "(ASU 2017-07"). ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The Company adopted ASU 2017-07 on January 1, 2018, retrospectively to all periods presented. As a result, retiree benefit plan interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses are excluded from the Company's operating income subtotal as reported in the Company's Consolidated Statement of Operations, but remain included in earnings before income taxes. Information about retiree benefit plans' interest expense, investment returns and other components of retiree benefit expenses can be found in Note I.
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 28% and 26% of the Company's consolidated revenues from continuing operations for the three month periods ending March 31, 2018 and 2017, respectively. Revenues excluding directly reimbursed expenses from continuing operations performed for DHL comprised approximately 30% of the Company's consolidated revenues from continuing operations for the three month period ending March 31, 2017. The Company’s balance sheets include accounts receivable with DHL of $10.8 million and $15.7 million as of March 31, 2018 and December 31, 2017, respectively.
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
Revenues from continuing operations performed for Amazon comprised approximately 28% and 41% of the Company's consolidated revenues from continuing operations for the three month periods ending March 31, 2018 and 2017, respectively. Revenues excluding directly reimbursed expenses from continuing operations performed for Amazon comprised approximately 27% of the Company's consolidated revenues from continuing operations for the three month period ending March 31, 2017. The Company’s balance sheets include accounts receivable with Amazon of $31.3 million and $44.2 million as of March 31, 2018 and December 31, 2017, respectively.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon the execution of the Investment Agreement and all of which are now fully vested, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, grants Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants will be issued and vest on September 8, 2020, and will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants is $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants are exercisable in accordance with its terms through March 8, 2021. The Company anticipates making available the common shares required for the underlying warrants through a combination of share repurchases and the issuance of additional shares.
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to Amazon as of March 8, 2016, were recorded to stockholders equity, having a fair value of $4.89 per share. At that time, the fair value of the 7.69 million vested warrants issued to Amazon was recorded as a lease incentive asset and is being amortized against revenues over the duration of the aircraft leases. On May 12, 2016, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company at the annual meeting of stockholders to increase the number of authorized common shares and to approve the warrants in full as required under the rules of the Nasdaq Global Select Market. The stockholders' approval enabled features of the warrants that required the vested warrants of the first tranche and the warrants of the second and third tranches to be classified as financial instruments as of May 12, 2016. Accordingly, the fair value of those warrants was measured and classified in liabilities on that date. Since May 12, 2016, 5.12 million additional warrants in the first tranche vested in conjunction with the execution of eight aircraft leases. As of March 31, 2018, the Company's liabilities reflected 14.83 million warrants having a fair value of $14.45 per share. The re-measurements of the warrants to fair value resulted in a non-operating loss of $3.1 million and a gain of $1.7 million before the effect of income taxes for the three month periods ending March 31, 2018 and 2017, respectively.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
U.S. Military
A substantial portion of the Company's revenues is also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 11% and 7% of the Company's total revenues from continuing operations for the three month periods ending March 31, 2018 and 2017, respectively. Revenues excluding directly reimbursed expenses from continuing operations performed for Amazon comprised approximately 10% of the Company's consolidated revenues from continuing operations for the three month period ending March 31, 2017. The Company's balance sheets included accounts receivable with the U.S. Military of 8.0 million and 6.7 million as of March 31, 2018 and December 31, 2017, respectively.

NOTE C—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The Company's assets for CAM and the MRO Services segments each include goodwill. An annual impairment test was performed for each, respectively, at December, 31, 2017 using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). Goodwill was not impaired.
The carrying amounts of goodwill are as follows (in thousands):

	CAM	MRO Services	Total
Carrying value as of December 31, 2017	$34,395	$2,884	$37,279
Carrying value as of March 31, 2018	$34,395	$2,884	$37,279

The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2017	$3,000	$4,298	$7,298
Amortization	—	(290)	(290)
Carrying value as of March 31, 2018	$3,000	$4,008	$7,008
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
Stock warrants issued to a lessee (see Note B) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2017	$80,684
Amortization	(4,226)
Carrying value as of March 31, 2018	$76,458
The lease incentive began to amortize in April 2016, with the commencement of certain aircraft leases over the duration of the related leases.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft and one Boeing 737 from the Company. The Company’s carrying value of West was $7.6 million and $7.1 million at March 31, 2018 and December 31, 2017, respectively, including $5.5 million of excess purchase price over the Company's fair value of West's nets assets in January of 2014. In 2017, the Company paid $2.4 million to West and entered into a preferred equity instrument. The Company's equity interest and the preferred equity instrument are reflected in “Other Assets” in the Company’s consolidated balance sheets as of March 31, 2018 and December 31, 2017.
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2019. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. During the first three months of 2018, the company contributed $2.5 million to the joint venture. The Company accounts for its investment in the joint venture under the equity method of accounting, in which the carrying value of the investment is reduced for the Company's share of the joint ventures operating losses. The carrying value of the joint venture, reflected in “Other Assets” in the Company’s consolidated balance sheets, was $5.5 million and $5.6 million at March 31, 2018 and December 31, 2017.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2018	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$35,785	$—	$35,785
Interest rate swap	—	4,183	—	4,183
Convertible note hedges	—	56,046	—	56,046
Total Assets	$—	$96,014	$—	$96,014
Liabilities
Note conversion obligations	—	(56,881)	—	(56,881)
Stock warrant obligations	—	(214,205)	—	(214,205)
Total Liabilities	$—	$(271,086)	$—	$(271,086)

As of December 31, 2017	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,326	$—	$1,326
Interest rate swap	—	1,840	—	1,840
Convertible note hedges	—	53,683	—	53,683
Total Assets	$—	$56,849	$—	$56,849
Liabilities
Note conversion obligations	—	(54,359)	—	(54,359)
Stock warrant obligation	—	(211,136)	—	(211,136)
Total Liabilities	$—	$(265,495)	$—	$(265,495)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $3.0 million more than the carrying value, which was $530.4 million at March 31, 2018. As of December 31, 2017, the fair value of the Company’s debt obligations was approximately $9.1 million more than the carrying value, which was $515.8 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Flight equipment	$1,799,301	$1,801,808
Ground equipment	53,461	53,523
Leasehold improvements, facilities and office equipment	28,205	26,897
Aircraft modifications and projects in progress	164,414	121,760
	2,045,381	2,003,988
Accumulated depreciation	(868,861)	(844,026)
Property and equipment, net	$1,176,520	$1,159,962
CAM owned aircraft with a carrying value of $705.2 million and $697.4 million that were under leases to external customers as of March 31, 2018 and December 31, 2017, respectively.
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

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Unsubordinated term loan	$66,857	$70,568
Revolving credit facility	265,000	245,000
Aircraft loans	—	3,640
Convertible debt	198,584	196,550
Total debt obligations	530,441	515,758
Less: current portion	(14,846)	(18,512)
Total long term obligations, net	$515,595	$497,246
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

These amendments increased the revolving credit facility's permitted additional indebtedness to $300.0 million for convertible notes described below. The amendments also increased the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calender year, provided the Company's total secured debt to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") ratio is under 3.00 times, after giving effect to the dividend or repurchase. As of March 31, 2018, the unused revolving credit facility totaled $270.7 million, net of draws of $265.0 million and outstanding letters of credit of $9.3 million.
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
The balance of the unsubordinated term loan is net of debt issuance costs of $0.6 million and $0.7 million for the periods ending March 31, 2018 and December 31, 2017, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 3.38% and 3.38%, respectively. The aircraft loan was paid off by the Company in January 2018.
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
In September 2017, the Company issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 ("Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. The Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. Conversion of the Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning in any calendar quarter commencing after December 31, 2017 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the Notes can require the Company to repurchase their notes at the cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest. Until the Company's shareholders increase the number of authorized shares of common stock to cover the full number of shares underlying the Notes, the Company is required to settle conversions solely in cash. If the number of authorized shares is increased, the Notes may be settled in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The initial conversion rate is 31.3475 common shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
The Company evaluated the conversion features of the Notes under the applicable accounting guidance including ASC 815, "Derivatives and Hedging," and determined that the conversion features require separate accounting as a derivative. At the time of issuance, the fair value of this derivative was recorded on the balance sheet as the note conversion obligations (a long-term liability) and an offsetting discount to the Notes. Until the Company's shareholders increase the number of authorized shares of common stock, the note conversion obligations will be adjusted to reflect its fair value at the end of each quarter. The fair value of the note conversion obligation at issuance was $57.4 million. The fair value of the note conversion obligations was $56.9 million and $54.4 million at March 31, 2018 and December 31, 2017, respectively, and resulted in a non-operating loss of $2.5 million before the effect of income tax during 2018.

The net proceeds from the issuance of the Notes were approximately $252.3 million, after deducting initial issuance costs. These unamortized issuance costs and discount are being amortized to interest expense through October 2024, using an effective interest rate of approximately 5.15%. The carrying value of the Company's Convertible debt is shown below:

	March 31,	December 31,
	2018	2017
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(6,479)	(6,685)
Unamortized discount	(53,687)	(55,515)
Convertible debt	198,584	196,550
In conjunction with the offering of the Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments. The warrants could have a dilutive effect on the Company’s outstanding common shares and the Company’s earnings per share to the extent that the traded market price of the Company’s common shares exceeds the strike price of the warrants which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions. In the event these warrants are exercised, the Company has enough authorized and unissued shares for their issuance. The amount received for these warrants and recorded in Stockholders' Equity in the Company’s consolidated balance sheets was $38.5 million. .

NOTE G—DERIVATIVE INSTRUMENTS
During September 2017, the Company issued convertible debt in the form of the Notes and recorded a long-term liability representing the Note conversion liability. In conjunction with the Notes, the Company purchased convertible note hedges having the same number of the Company’s common shares, 8.1 million shares, and same strike price of $31.90, that underlie the Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to the Company's common stock, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Company evaluated the convertible note hedges under the applicable accounting guidance, including ASC 815, "Derivatives and Hedging," and determined that the convertible note hedges should be accounted for as derivatives. These derivatives were capitalized on the balance sheet as long-term assets and are adjusted to reflect their fair value at the end of the quarter. The fair value of the convertible note hedges was $56.0 million and $53.7 million at March 31, 2018 and December 31, 2017, respectively. The Company recorded a net loss before the effects of income taxes of $0.2 million during the three month period ending March 31, 2018 for the revaluation of the convertible note hedges and the note conversion obligations to fair value.
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. Accordingly, the Company entered into interest rate swaps. The table below provides information about the Company’s interest rate swaps (in thousands):

		March 31, 2018		December 31, 2017
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	33,750	914	35,625	719
May 30, 2021	1.703%	33,750	491	35,625	240
March 31, 2022	1.900%	50,000	1,166	50,000	416
March 31, 2022	1.950%	75,000	1,612	75,000	465

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded pre-tax gains on derivatives of $2.3 million and $0.2 million for the three month periods ending March 31, 2018 and 2017, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June of 2036 with options to extend the leases. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. The Company also leases and operates a 311,500 square foot, two hangar aircraft maintenance complex in Tampa, Florida. Additionally, the Company leases certain equipment and airport facilities, office space, and maintenance facilities at other locations. As of March 31, 2018 and December 31, 2017, the Company did not lease any aircraft from lessors.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. At March 31, 2018, the Company was committed to acquire and modify additional Boeing 767-300 passenger aircraft into standard freighter aircraft. In addition to eight aircraft that were in the modification process at March 31, 2018, the Company is committed to induct three more aircraft into the freighter modification process through 2018, including commitments to purchase three more Boeing 767-300 passenger aircraft during the first half of 2018. As of March 31, 2018, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $101.7 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI.
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
Other
In addition to the foregoing matters, the Company is also a party to legal proceedings in various federal and state jurisdictions from time to time arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

Employees Under Collective Bargaining Agreements
As of March 31, 2018, the flight crewmember employees of ABX and ATI and flight attendant employees of ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	8.2%
ATI	Air Line Pilots Association	7.6%
ATI	Association of Flight Attendants	1.2%

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
The Company’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2018	2017	2018	2017
Service cost	$—	$—	$30	$39
Interest cost	7,284	8,775	32	36
Expected return on plan assets	(10,523)	(10,930)	—	—
Amortization of prior service cost	—	—	—	(13)
Amortization of net (gain) loss	887	1,937	55	71
Net periodic benefit cost (income)	$(2,352)	$(218)	$117	$133
During the three month period ending March 31, 2018, the Company contributed $1.3 million to the pension plans. The Company expects to contribute an additional $21.1 million during the remainder of 2018.

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
Income tax expense recorded through March 31, 2018 utilized a projected annualized 23.9% rate applied to year-to-date income. Additionally, the Company recorded discrete tax items for the conversion of employee stock awards during the first quarter of 2018, resulting in an effective tax rate of 25.1%. The final effective tax rate applied to 2018 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, issuance of stock warrants and other items.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes until 2023 or later. The Company may, however, be required to pay some federal tax due to loss carryforward usage limitations and certain state and local income taxes before then.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three month periods ending March 31, 2018 and 2017 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of December 31, 2016	(77,088)	(1,301)	(1,477)	(79,866)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	58	58
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to non-service costs)	1,937	71	—	2,008
Negative prior service cost	—	(13)	—	(13)
Income Tax (Expense) or Benefit	(703)	(21)	(21)	(745)
Other comprehensive income (loss), net of tax	1,234	37	37	1,308
Balance as of March 31, 2017	(75,854)	(1,264)	(1,440)	(78,558)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of December 31, 2017	(60,575)	(1,097)	(1,348)	(63,020)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(25)	(25)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to non-service costs)	887	55	—	942
Income Tax (Expense) or Benefit	(200)	(13)	9	(204)
Other comprehensive income (loss), net of tax	687	42	(16)	713
Balance as of March 31, 2018	(59,888)	(1,055)	(1,364)	(62,307)

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

	Three Months Ended
	March 31, 2018		March 31, 2017
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	873,849	$12.30	1,040,569	$9.97
Granted	206,695	26.53	243,940	17.52
Converted	(96,616)	10.89	(173,210)	9.69
Expired	—	—	—	—
Forfeited	—	—	(3,800)	13.66
Outstanding at end of period	983,928	$15.43	1,107,499	$11.66
Vested	326,928	$7.18	324,599	$6.39
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2018 was $25.15, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2018 was $31.60. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 2.4% and a volatility of 33.8% based on volatility over three years using daily stock prices.
For the month periods ending March 31, 2018 and 2017, the Company recorded expense of $1.0 million and $0.8 million, respectively, for stock incentive awards. At March 31, 2018, there was $8.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2018, none of the awards were convertible, 326,928 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,219,878 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2020.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending March 31,
	2018	2017
Numerator:
Earnings from continuing operations - basic	$15,682	$9,796
Gain from stock warrants revaluation, net of tax	—	(1,539)
Earnings from continuing operations - diluted	$15,682	$8,257

Denominator:
Weighted-average shares outstanding for basic earnings per share	58,840	59,133
Common equivalent shares:
Effect of stock-based compensation awards and warrants	718	5,816
Weighted-average shares outstanding assuming dilution	59,558	64,949
Basic earnings per share from continuing operations	$0.27	$0.17
Diluted earnings per share from continuing operations	$0.26	$0.13
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
The underlying warrants recorded as a liability as of March 31, 2018 and 2017 would have resulted in 14.8 million and 12.3 million additional shares of the Company's common stock, respectively, if the warrants were settled by tendering cash. The warrants recorded in stockholders' equity as of March 31, 2018, would have resulted in 8.1 million additional shares of the Company's common stock, if the Company's stock price exceeded $41.35 and the warrants were settled in shares.

NOTE N—SEGMENT AND REVENUE INFORMATION
The Company operates in three reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings include an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI and charter service agreements that the Company has with its customers. The MRO Services segment provides aircraft parts, component repairs, airframe maintenance services, aircraft modifications and other aircraft maintenance services. The MRO Services became reportable during 2018 due to the size of its revenues. Prior periods presented below have been prepared by separating MRO Services from "All other" for comparative purposes. The Company's ground services and other activities, which include the mail and package sorting services, maintenance services for ground equipment, facilities and material handling equipment, the sales of aviation fuel and other services, are not large enough to constitute reportable segments and are combined in All other. Inter-segment revenues are valued at arms-length market rates. Cash and cash equivalents are reflected in Assets - All other below.
The Company's segment information for revenue from continuing operations is presented below (in thousands):

	Three Months Ending March 31
	2018	2017
Total revenues:
CAM	$52,376	$47,978
ACMI Services	119,374	144,949
MRO Services	52,723	40,338
All other	19,283	48,868
Eliminate inter-segment revenues	(40,716)	(44,216)
Total	$203,040	$237,917
Customer revenues:
CAM	$35,887	$30,782
ACMI Services	119,374	144,949
MRO Services	30,939	25,417
All other	16,840	36,769
Total	$203,040	$237,917

CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. CAM's customer revenues included $0.8 million and $2.7 million for the three month periods ending March 31, 2018 and 2017 respectively, for maintenance related payments from customers that are recognized at a point in time.
ACMI Services revenues are generated from airline service agreements and are typically based on hours flown, the amount of aircraft operated and crew resources provided during a month. ACMI Services revenues are recognized over time as flight hours are performed for the customer. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are measured on a monthly basis and recorded to revenue in the corresponding month earned. Under CMI and ACMI agreements, customers are generally responsible for aviation fuel, landing fees, navigation fees and certain other flight expenses. When functioning as the customers agent for arranging such services, the Company records amounts reimbursable from the customer as revenues net of the related expenses as the costs are incurred. Under charter agreements in which the Company is responsible for fuel and full services, the related costs are recorded in operating expenses. During the three month period ended March 31, 2018, the Company netted $49.2 million of ACMI Services customer reimbursable revenues against the related expenses as an agent of customers. ACMI Services are invoiced monthly or more frequently.
MRO Services revenues for customer contracts for airframe and modification services that do not have an alternative use and for which the Company has an enforceable right to payment are generally recognized over time based on the percentage of costs completed. MRO Services revenues for part sales, component repairs and line service are recognized at a point in time typically when the parts are delivered to the customer and the the services are completed. For airframe maintenance, aircraft modifications, and aircraft component repairs, contracts include assurance warranties that are not sold separately.
Effective January 1, 2018 the Company records revenues and estimated earnings for its airframe maintenance and modification contracts using the percentage-of-completion cost-to-cost method. For such services, the Company estimates the earnings on a contract as the difference between the expected revenue and estimated costs to complete a contract and recognizes revenues and earnings based on the proportion of costs incurred compared to the total estimated costs. The Company's estimates consider the timing and extent of the services, including the amount and rates of labor, materials and other resources required to perform the services. The Company recognizes adjustments in estimated earnings on a contract under the cumulative catch-up method in which the impact of the adjustment on estimated earnings of a contract is recognized in the period the adjustment is identified.
The Company's external customer revenues for providing sorting services and related equipment maintenance for the three month periods ending March 31, 2018 and 2017 were $16.2 million and $36.3 million, respectively, and are reported in All other. The Company's external customer revenues from providing sorting services are recognized as the services are performed for the customer over time. Revenues from related equipment maintenance services are primarily recognized at a point in time. During the three month period ended March 31, 2018, the Company netted $51.3 million of customer reimbursable revenues against the related expenses when functioning as the customers agent for arranging ground services.
Revenue is not recognized until collectibility of customer payment is probable. For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. During the three month periods ending March 31, 2018 the Company recognized $5.9 million of non lease revenue that was reported in deferred revenue at the beginning of the period.
The effects of the adoption of Topic 606 on the Company's customer revenues are summarized below:

	For the three months ending March 31, 2018
	Revenue
	As Reported	Without Topic 606	Increase (decrease)
ACMI Services	$119,374	$168,549	$(49,175)
MRO Services	30,939	25,479	5,460
Other (ground services)	16,840	68,187	(51,347)

The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ending March 31
	2018	2017
Depreciation and amortization expense:
CAM	$28,925	$24,301
ACMI Services	10,225	11,072
MRO Services	850	674
All other	4	395
Total	$40,004	$36,442
Segment earnings (loss):
CAM	$15,464	$13,330
ACMI Services	3,941	(3,534)
MRO Services	4,462	3,188
All other	2,581	2,463
Inter-segment earnings eliminated	(3,325)	(862)
Net unallocated interest expense	(819)	(171)
Net gain (loss) on financial instruments	(885)	1,869
Other non-service components of retiree benefit costs, net	2,045	(177)
Loss from non-consolidated affiliate	(2,536)	—
Pre-tax earnings from continuing operations	$20,928	$16,106
The Company's assets are presented below by segment (in thousands):

	March 31	December 31
	2018	2017
Assets:
CAM	$1,201,208	$1,192,890
ACMI Services	195,790	189,379
MRO Services	96,451	87,177
All other	74,054	79,398
Total	$1,567,503	$1,548,844
Interest expense allocated to CAM was $4.5 million and $3.3 million for the three month periods ending March 31, 2018 and 2017, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2017.

INTRODUCTION
The Company leases aircraft, provides air cargo transportation and performs aircraft maintenance and other support services primarily to the air cargo transportation and package delivery industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, e-commerce operators, airlines and government customers. Our principal subsidiaries include two independently certificated airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), and an aircraft leasing company, Cargo Aircraft Management, Inc. (“CAM”). CAM provides competitive aircraft lease rates by converting passenger aircraft into cargo freighters and offering them to customers under long-term leases.
We have three reportable segments: CAM, which leases Boeing 767, Boeing 757 and Boeing 737 aircraft and aircraft engines, ACMI Services, which primarily includes the air transportation operations of the two airlines, and MRO Services, which provides aircraft maintenance and modification services to customers. Our other business operations, which primarily provide support services to the transportation industry, include mail and package sorting services as well as related equipment maintenance services. These operations do not constitute reportable segments due to their size.
Our largest customers are DHL Network Operations (USA), Inc. and its affiliates ("DHL"), Amazon.com Services, Inc. ("ASI"), successor to Amazon Fulfillment Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon"), and the U.S. Military.
DHL
The Company has had long-term contracts with DHL since August 2003. DHL accounted for 28% of the Company's consolidated revenues for the first three months of 2018, compared with 30% of the Company's consolidated revenues excluding directly reimbursed revenues in the corresponding period in 2017. As of March 31, 2018, the Company, through CAM, leased 17 Boeing 767 aircraft to DHL, 13 of which were being operated by the Company's airlines for DHL under a crew, maintenance and insurance agreement and four aircraft which are operated by a DHL-affiliated airline in the Middle East. Additionally, ATI operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL.
Amazon
The Company has been providing freighter aircraft, operating flight services and arranging cargo handling and logistical support for ASI since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM agreed to lease 20 Boeing 767 freighter aircraft to AFS, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. CAM owns all of the Boeing 767 aircraft that are leased and operated under the ATSA. The ATSA became effective on April 1, 2016. Revenues from continuing operations performed for ASI comprised approximately 28% of the Company's consolidated revenues from continuing operations for the first three months of 2018, compared with 27% of revenues excluding directly reimbursed revenues during the corresponding period in 2017.
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
Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The fair value of the warrants issued or issuable to Amazon are recorded as a lease incentive asset and are amortized against revenues over the duration of the aircraft leases. The warrants are accounted for as financial instruments, and accordingly, the fair value of the outstanding warrants are measured and classified in liabilities at the end of each reporting period. As of March 31, 2018, our liabilities reflected 14.83 million warrants having a fair value of $14.45 per share. During the first quarter of 2018, the re-measurements of the warrants to fair value resulted in a non-operating loss of $3.1 million before the effect of income taxes.
The U.S. Military comprised 11% and 10% of the Company's consolidated revenues excluding directly reimbursed revenues during the three month periods ending March 31, 2018 and 2017, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military.
Fleet Summary 2018
As of March 31, 2018, the combined operating fleet of owned freighter aircraft consisted of 36 Boeing 767-200 aircraft, 25 Boeing 767-300 aircraft, four Boeing 757-200 aircraft, four Boeing 757 "combi" aircraft and one Boeing 737-400 aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. At March 31, 2018, the Company owned eight Boeing 767-300 aircraft and one Boeing 737-400 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first three months of 2018 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft purchased in the previous year and began to lease that aircraft under a multi-year lease to an external customer.
- ABX returned one Boeing 767-300 freighter aircraft to CAM. That aircraft was then leased to an external customer under a multi-year lease and is being operated by ABX.
- CAM sold one Boeing 767-300 freighter aircraft, which was under lease to an external customer, to that same external customer.
- CAM purchased three Boeing 767-300 passenger aircraft for the purpose of converting the aircraft into standard freighter configuration.

	March 31, 2018			December 31, 2017
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	7	29	36	7	29	36
Boeing 767-300	3	22	25	4	21	25
Boeing 757-200	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Boeing 737-400	—	1	1	—	1	1
Total	18	52	70	19	51	70
Other aircraft
Owned Boeing 767-300 under modification	—	8	8	—	6	6
Owned Boeing 737-400 under modification	—	1	1	—	1	1

As of March 31, 2018, ABX and ATI were leasing 18 in-service aircraft internally from CAM for use in ACMI Services. As of March 31, 2018, six of CAM's 29 Boeing 767-200 aircraft shown in the aircraft fleet table above and seven of the 22 Boeing 767-300 aircraft were leased to DHL and operated by ABX. Additionally, 12 of CAM's 29 Boeing 767-200 aircraft and eight of CAM's 22 Boeing 767-300 aircraft were leased to ASI and operated by ABX or ATI. CAM leased the other 11 Boeing 767-200 aircraft and seven Boeing 767-300 aircraft to external customers, including four Boeing 767-200 aircraft to DHL that are being operated by a DHL-owned airline. The carrying values of the total in-service fleet as of March 31, 2018 and December 31, 2017 were $940.3 million and $955.2 million, respectively. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations decreased by $34.9 million to $203.0 million during the first quarter of 2018 compared to 2017. Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("Topic 606”). As a result of adopting Topic 606 beginning January 1, 2018 the Company reported certain revenues net of related expenses that are directly reimbursed by customers. Corresponding 2017 revenues include such reimbursements. Excluding revenues directly reimbursed in 2017, customer revenues increased $19.5 million, or 11% during the first quarter of 2018 compared with 2017. External customer revenues increased due to additional aircraft leases from CAM's leasing operations, expanded CMI and logistic services for ASI and aircraft maintenance and modification services for various customers.
The consolidated net earnings from continuing operations were $15.7 million for the first quarter of 2018 compared to $9.8 million for 2017. The pre-tax earnings from continuing operations were $20.9 million for the first quarter of 2018 compared to pre-tax earnings of $16.1 million, for 2017. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. Net earnings from continuing operations for 2018 benefited from a lower effective tax rate due to The Tax Cuts and Jobs Acts ("Tax Act") which was enacted on December 22, 2017. On a pre-tax basis, earnings included losses of $0.9 million and gains of $1.9 million for the three months ended March 31, 2018 and 2017, respectively, for the re-measurement of financial instruments, including the warrant obligations granted to Amazon. Pre-tax earnings were also reduced by $4.2 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively, for the amortization of lease incentives given to ASI in the form of warrants. Additionally, pre-tax earnings from continuing operations included a gain of $2.0 million and a loss of $0.2 million for the first quarters of 2018 and 2017, respectively, for the non-service components of retiree benefit plans. Pre-tax earnings for the first quarter of 2018 included a $2.5 million loss for the Company's share of development costs for a new joint venture. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) were $26.5 million for the first quarter of 2018 compared to $17.0 million for 2017, an increase of 56%.
Adjusted pre-tax earnings from continuing operations for the first quarter of 2018 improved compared to 2017, driven primarily by additional revenues and the improved financial results of our airline operations. We also experienced additional revenues and earnings due to the expansion of gateway ground operations for ASI. This growth in revenue was partially offset by the cost necessary to support expanded flight operations, higher depreciation expense and more employee expenses, particularly in support of logistical services. Pre-tax earnings for the first quarter of 2018 included an additional interest expense of $2.1 million for the amortization of convertible debt discount and issuance costs.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending March 31
	2018	2017
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$56,602	$50,569
Lease incentive amortization	(4,226)	(2,591)
Total CAM	52,376	47,978
ACMI Services	119,374	108,066
MRO Services	52,723	40,338
Other Activities	19,283	31,398
Total Revenues	243,756	227,780
Eliminate internal revenues	(40,716)	(44,216)
Customer Revenues - non reimbursed	$203,040	$183,564
Revenues for reimbursed expenses	—	54,353
Customer Revenues	$203,040	$237,917

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$15,464	$13,330
ACMI Services	3,941	(3,534)
MRO Services	4,462	3,188
Other Activities	2,581	2,463
Inter-segment earnings eliminated	(3,325)	(862)
Net unallocated interest expense	(819)	(171)
Net financial instrument re-measurement (loss) gain	(885)	1,869
Other non-service components of retiree benefit costs, net	2,045	(177)
Loss from non-consolidated affiliate	(2,536)	—
Pre-Tax Earnings from Continuing Operations	20,928	16,106
Add other non-service components of retiree benefit costs, net	(2,045)	177
Add charges for non-consolidated affiliate	2,536	—
Add lease incentive amortization	4,226	2,591
Add net loss (gain) on financial instruments	885	(1,869)
Adjusted Pre-Tax Earnings from Continuing Operations	$26,530	$17,005
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding other non-service components of retiree benefit costs, gains and losses for the fair value re-measurement of financial instruments, lease incentive amortizations and the start-up costs of a non-consolidated joint venture. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
Effective January 1, 2018, we adopted Topic 606 using a modified retrospective approach, under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years. We determined that under Topic 606, the Company is an agent for aircraft fuel and certain other costs reimbursed under its ACMI and CMI contracts and for certain ground services that it arranges for ASI. Under the new standards, such reimbursed amounts are reported net of the corresponding expenses beginning in 2018. Revenues during the first quarter of 2017 included $54.4 million for reimbursable revenues under its ACMI and CMI contracts and directly reimbursed ground services, which under the new standard, have been reported net of the related expenses in 2018.

CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to eight years.
As of March 31, 2018 and 2017, CAM had 52 and 43 aircraft under lease to external customers, respectively. CAM's revenues grew by $4.4 million during the first quarter of 2018 compared to 2017, primarily as a result of additional aircraft leases. Revenues from external customers totaled $35.9 million and $30.8 million for the first quarters of 2018 and 2017, respectively. CAM's revenues from the Company's airlines totaled $16.5 million during the first quarter of 2018, compared to $17.2 million for 2017, reflecting the transition of CAM owned aircraft to long-term leases with external customers. CAM's aircraft leasing and related services revenues, which excludes customer lease incentive amortization, increased $6.0 million in the first quarter of 2018 compared to 2017, primarily as a result of new aircraft leases. Since April 1, 2017, CAM has added nine Boeing 767-300 freighter aircraft and one Boeing 737-400 freighter aircraft to its lease portfolio.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $15.5 million and $13.3 million during the first quarters of 2018 and 2017, respectively. Increased pre-tax earnings reflect additional external lease revenues. These increases were partially offset by a $1.2 million increase in internally allocated interest expense due to higher debt levels, the $1.6 million increase in the amortization of the ASI lease incentive, and $4.6 million more depreciation expense driven by the addition of ten Boeing aircraft in the first quarter of 2018 compared to 2017.
During the first three months of 2018, CAM purchased three 767-300 passenger aircraft for freighter conversion. CAM also sold one Boeing 767-300 aircraft which had been under a long-term lease to an external customer. As of March 31, 2018, all three of the Boeing 767-300 passenger aircraft purchased in 2018 and five Boeing 767-300 passenger aircraft purchased during 2017 were being modified from passenger to freighter configuration. The Company also purchased one Boeing 737-400 in 2017 which was being modified from passenger to freighter configuration as of March 31, 2018.
CAM expects to complete the freighter modification of the nine passenger aircraft which it owned at March 31, 2018. CAM has customer commitments or letters of intent for seven of these nine aircraft. CAM's future operating results will depend on the timing and lease rates under which these aircraft are ultimately leased. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of March 31, 2018, ACMI Services included 52 in-service aircraft, including 18 leased internally from CAM, 13 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the restated CMI agreement, 20 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA and another CAM-owned freighter operated by ATI.
Total revenues from ACMI Services decreased $25.6 million during the first quarter of 2018 compared with 2017 to $119.4 million. ACMI Services revenues for the first quarter of 2017 included $36.9 million for the reimbursement of fuel and certain operating expenses. Such revenues for 2018 are reported net of expenses after the adoption of Topic 606. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $11.3 million. Improved revenues were driven by additional aircraft operations for ASI and reflect a 10% increase in billable block hours. As of March 31, 2018, ACMI Services included the operation of six more CAM-owned aircraft compared to March 31, 2017.
ACMI Services had pre-tax earnings of $3.9 million during the first quarter of 2018, compared to pre-tax losses of $3.5 million for 2017. Improved pre-tax results in 2018 compared to 2017 were bolstered by expanded revenues, and lower flight crew and related training expenses. Scheduled airframe maintenance expense increased $0.7 million during the first quarter of 2018 compared to 2017. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Effective January 1, 2018, we adopted ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost "(ASU 2017-07"). As a result of adopting ASU 2017-07, the pre-tax earnings for ACMI Services do not include the other non-service components of retiree benefit costs.
In March 2018, ATI began to implement recently ratified amendments to the collective bargaining agreement with its crewmembers. The amendments will result in increased wages for the ATI crewmembers beginning in the second quarter of 2018. ABX is negotiating with its flight crewmembers' collective bargaining unit. These negotiations could result in changes that may effect our productivity, employee compensation levels and the marketability of our services. Maintaining profitability in ACMI Services will depend on a number of factors, including customer flight schedules, crewmember productivity and pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.
MRO Services Segment
MRO Services sells aircraft parts and provides aircraft maintenance and modification services through the Company's Airborne Maintenance and Engineering Services, Inc. ("AMES") and Pemco World Air Services, Inc. ("Pemco"), subsidiaries.
Total revenues from MRO Services were $52.7 million and $40.3 million for the first quarter of 2018 and 2017, respectively. External customer revenues for MRO Services increased $5.5 million to $30.9 million for the first quarter of 2018 compared to the first quarter of 2017. Revenues increased during 2018 compared to 2017, reflecting increase in airframe maintenance and modification revenues. Revenues from aircraft maintenance services can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period. The pre-tax earnings from MRO Services increased by $1.3 million to $4.5 million in the first quarter of 2018, primarily reflecting expanded aircraft maintenance and modification services.
Other Activities
We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. We provide mail and package sorting and logistical support to the U.S. Postal Service (“USPS”) at five USPS facilities and arrange similar services for certain ASI gateway locations in the U.S. We provide maintenance for ground equipment, facilities and material handling equipment. We also resell aviation fuel in Ohio and provide flight training.
External customer revenues from all other activities decreased $19.9 million to $16.8 million for 2017. Customer revenues in 2017 included $17.5 million for the reimbursement of certain ground services that it arranges for ASI which are being net against expenses in 2018 after the adoption of Topic 606. Revenues from external customers, which do not include 2017 revenues for the reimbursement of certain ground services, decreased $2.5 million. The decrease in revenue was driven by the the termination of hub logistics services we provided through May of 2017 for ASI at the airport in Wilmington, Ohio.
The pre-tax earnings from other activities increased by $0.1 million to $2.6 million in the first quarter of 2018. Additional earnings from higher contractual costs and increased volumes at the USPS and ASI locations as well as earnings from an airline affiliate accounted for under the equity method were offset by reduced ground services and aviation fuel sales after ASI discontinued its hub in Wilmington, Ohio.
The contracts for five USPS facilities we service have been extended from their original expiration dates and are currently scheduled to expire during September 2018. We understand the USPS is evaluating alternatives for these facilities. The contract for some or all of these may not be renewed.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former freight sorting and aircraft fueling services provided to DHL. Pre-tax earnings related to the former sorting operations were $0.3 million for first quarters of 2018 and 2017.

Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $1.7 million during the quarter ended March 31, 2018 compared to the corresponding period of 2017 driven by lower headcount after ASI discontinued its hub in Wilmington, Ohio in May 2017 and less need for premium pay as additional flight crewmembers completed training.
Depreciation and amortization expense increased $3.6 million during the quarter ended March 31, 2018 compared to the corresponding period of 2017. The increase in depreciation expense reflects incremental depreciation for nine Boeing 767-300 aircraft and one Boeing 737-400 aircraft added to the operating fleet since April 1, 2017. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $6.6 million during the quarter ended March 31, 2018 compared to the corresponding period of 2017. The increase was due to more airframe checks for the Company's airlines and additional costs to service increased external customer revenues for aircraft maintenance and modifications during 2018 compared to 2017. Aircraft maintenance expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed. In May 2017, our airlines entered into maintenance agreements for certain General Electric CF6 engines that power many of the Boeing 767-300 aircraft leased from CAM. Under the agreement, the engines are maintained by the service provider for a fixed fee per cycle. As a result, beginning in June 2017, the airlines began to record engine maintenance expense as flights occur. Accordingly, our airlines recorded an additional $1.7 million of engine maintenance expense during 2018 compared to the first three months of 2017, which were partially offset by a reduction to engine depreciation expense.
Fuel expense decreased by $29.1 million during the quarter ended March 31, 2018 compared to the corresponding period of 2017. In 2017, fuel expense included reimbursable fuel billed to DHL, ASI and other ACMI customers which is being net against the revenue in 2018 after the adoption of Topic 606. The customer-reimbursed fuel for the first quarter of 2017 was $31.5 million. Fuel expense includes the cost of fuel to operate U.S. Military charters as well as fuel used to position aircraft for service and for maintenance purposes. Fuel expense for military customers and other purposes increased due to more block hours flown for military customers in the first quarter of 2018.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services and other airport services. Contracted ground and aviation services decreased $18.3 million during the quarter ended March 31, 2018 compared to the corresponding period of 2017. The decrease is primarily due to the netting of reimbursable revenues from certain ground services arranged for ASI against the expense in 2018 due to the adoption of Topic 606. The customer-reimbursed expenses in the first quarter of 2017 were $17.5 million.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $4.2 million during the quarter ended March 31, 2018 compared to the corresponding period of 2017. The decrease is primarily due to the netting of reimbursable revenues from landing and ramp fees billed to DHL, ASI and other ACMI customers against the expense in 2018 due to the adoption of Topic 606.
Other operating expenses decreased by $0.8 million during the quarter ended March 31, 2018 compared to the corresponding period of 2017. Other operating expenses include professional fees, employee training and utilities. Other operating expenses also includes improved operating results of an airline affiliate accounted for under the equity method.
Interest expense increased by $1.8 million during the quarter ended March 31, 2018 compared to the corresponding period of 2017. Interest expense increased due to a higher average debt level and interest rates on the Company's outstanding loans. Capitalized interest due to our fleet expansion decreased $0.1 million during the first quarter of 2018 to $0.4 million. Interest expense in the first quarter of 2018 was also impacted by the convertible notes issued in September 2017. The convertible notes have a principal value of $258.8 million and bear interest at a cash coupon rate of 1.125%. At the time of issuance, the value of the conversion feature of the convertible notes was recorded as a debt discount and is being amortized along with debt issuance cost to interest expense over the seven year term of the convertible notes. The non-cash amortization of the debt discount and issuance costs was $2.1 million during the first quarter of 2018.
The Company recorded pre-tax net losses on financial instruments of $0.9 million during the quarter ended March 31, 2018, compared to gains of $1.9 million during 2017. The losses are primarily a result of re-measuring, as of March 31, 2018, the fair value of the stock warrants granted to Amazon. A decrease in the fair value of the warrant obligation since the previous re-measurement dates of December 31, 2017, corresponded to an increase in the traded price of the Company's shares and resulted in non-cash losses. The non-cash gains and losses resulting from quarterly re-measurements of the warrants may vary widely among quarters.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2018 have been estimated utilizing a 23.9% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective tax rate during a period.
The effective tax rate from continuing operations for the quarter ended March 31, 2018 was 25.1% and includes deferred tax expense related to the warrant re-measurement loss at the end of the period. The effective tax rate before including the effects of the warrants was 22.3% and 34.1% for the first quarters of 2018 and 2017, respectively. The effective tax rate decreased for the first quarter of 2018 due to the enactment of the Tax Act in December 2017.
As of December 31, 2017, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $57.6 million which will begin to expire in 2031 if not utilized before then. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2023 or later. The Company may, however, be required to pay minimum tax and certain state and local income taxes before then. The Company's taxable income earned from international flights are primarily sourced to the United States under international aviation agreements and treaties. When we operate in countries without such agreements, the Company could incur additional foreign income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $68.8 million and $44.2 million for the first three months in 2018 and 2017, respectively. Improved cash flows generated from operating activities during 2018, were driven primarily by additional aircraft leases to customers, increased operating levels of the ACMI Services segment, the collection of peak season balances from customers. Cash outlays for pension contributions were $1.3 million and $0.8 million for the first three months of 2018 and 2017, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $79.1 million and $83.8 million for the first three months of 2018 and 2017, respectively. Capital expenditures in 2018 included $63.6 million for the acquisition of three Boeing 767-300 aircraft and freighter modification costs; $9.2 million for required heavy maintenance; and $6.3 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in the first quarter of 2017 included $54.3 million for the acquisition of three Boeing 767-300 aircraft and one Boeing 737-400 aircraft and freighter modification costs; $21.0 million for required heavy maintenance; and $8.5 million for other equipment, including purchases of aircraft engines and rotables.
During the first quarter of 2018 we contributed an additional $2.5 million to a joint venture with Precision Aircraft Solutions, LLC, which is developing a passenger-to-freighter conversion program for Airbus A321-200 aircraft. During the first quarter of 2017 we paid $0.6 million to complete our acquisition of Pemco World Air Services, Inc.
Net cash provided by financing activities was $10.7 million for the first three months of 2018 compared to $46.8 million in 2017. During the first three months of 2018, we drew $30.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending for aircraft acquisition and modifications. We made debt principal payments of $17.4 million.
During the first quarter of 2018, we repurchased 157,000 shares of the Company's common stock pursuant to an authorized share repurchase plan for $3.6 million, of which $0.6 million was paid in the first quarter and $3.0 million was paid in April 2018. The repurchase plan was amended by the Board again in February 2018 to increase the authorized share repurchase plan to up to $150 million.

Commitments
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
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $66.9 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $265.0 million, net of repayments, as of March 31, 2018. The revolving credit facility has a capacity of $545.0 million, permitted additional indebtedness of $300.0 million of which $258.8 million has been utilized for the issuance of convertible notes, and an accordion feature whereby the Company can draw up to an additional $100.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 freighter aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 125% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. Absent such future extensions, the maturity date is currently set to expire on May 30, 2022.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 3.38%.
At March 31, 2018, the Company had $47.5 million of cash balances. The Company had $270.7 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $9.3 million. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2018 and 2017, we were not involved in any material unconsolidated SPE transactions.
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
No changes have occurred to the market risks the Company faces since information about those risks were disclosed in item 7A of the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief

Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2017 Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 1, 2018. The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in Item 1A of the Company's 2017 Annual Report on Form 10-K. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board again amended the common stock repurchase program to increase the amount that management may repurchase to $150 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. All of the repurchases done by the Company during the first quarter of 2018 were in the open market. There is no expiration date for the repurchase program. The following table summarizes the Company's repurchases of its common stock during the first quarter of 2018:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2018 through January 31, 2018	—	$—	—	$64,901,207
February 1, 2018 through February 28, 2018	—	$—	—	$64,901,207
March 1, 2018 through March 31, 2018	157,000	$22.80	157,000	$61,321,436
Total for the quarter	157,000	$22.80	157,000	$61,321,436

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

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2018

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 10, 2018	and Principal Accounting Officer)