Form 10-Q
period 2018-06-30
Air Transport Services Group, Inc.
filed 2018-08-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of August 8, 2018, 59,080,387 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES	$203,607	$253,211	$406,647	$491,128
OPERATING EXPENSES
Salaries, wages and benefits	74,049	65,833	144,832	138,319
Depreciation and amortization	41,620	37,781	81,624	74,223
Maintenance, materials and repairs	36,817	37,588	73,683	67,870
Fuel	5,913	32,258	11,701	67,099
Contracted ground and aviation services	2,444	32,151	4,828	52,838
Travel	7,288	6,820	13,920	14,186
Landing and ramp	1,311	4,357	2,459	9,656
Rent	3,760	3,753	6,990	7,039
Insurance	1,420	955	2,777	2,217
Other operating expenses	5,087	8,590	12,292	16,626
	179,709	230,086	355,106	450,073
OPERATING INCOME	23,898	23,125	51,541	41,055
OTHER INCOME (EXPENSE)
Interest income	54	16	77	48
Non-service component of retiree benefit costs	2,045	(177)	4,090	(354)
Net gain (loss) on financial instruments	11,697	(67,649)	10,812	(65,780)
Loss from non-consolidated affiliate	(2,417)	—	(4,953)	—
Interest expense	(5,366)	(3,759)	(10,728)	(7,307)
	6,013	(71,569)	(702)	(73,393)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	29,911	(48,444)	50,839	(32,338)
INCOME TAX EXPENSE	(5,447)	(5,474)	(10,693)	(11,784)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	24,464	(53,918)	40,146	(44,122)
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	170	192	366	384
NET EARNINGS (LOSS)	$24,634	$(53,726)	$40,512	$(43,738)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.42	$(0.91)	$0.68	$(0.75)
Discontinued operations	—	—	0.01	0.01
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$0.42	$(0.91)	$0.69	$(0.74)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.21	$(0.91)	$0.48	$(0.75)
Discontinued operations	—	—	—	0.01
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$0.21	$(0.91)	$0.48	$(0.74)

WEIGHTED AVERAGE SHARES
Basic	58,739	59,035	58,790	59,084
Diluted	68,363	59,035	68,784	59,084

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
NET EARNINGS (LOSS)	$24,634	$(53,726)	$40,512	$(43,738)
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	687	1,235	1,374	2,469
Defined Benefit Post-Retirement	42	37	84	74
Foreign Currency Translation	(123)	99	(139)	136

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$25,240	$(52,355)	$41,831	$(41,059)

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,704	$32,699
Accounts receivable, net of allowance of $1,130 in 2018 and $2,445 in 2017	100,805	109,114
Inventory	24,147	22,169
Prepaid supplies and other	13,017	20,521
TOTAL CURRENT ASSETS	169,673	184,503
Property and equipment, net	1,200,997	1,159,962
Lease incentive	72,232	80,684
Goodwill and acquired intangibles	43,999	44,577
Convertible note hedges	—	53,683
Other assets	30,573	25,435
TOTAL ASSETS	$1,517,474	$1,548,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,691	$99,728
Accrued salaries, wages and benefits	34,189	40,127
Accrued expenses	10,833	10,455
Current portion of debt obligations	14,860	18,512
Unearned revenue	15,022	15,850
TOTAL CURRENT LIABILITIES	160,595	184,672
Long term debt	505,853	497,246
Convertible note obligations	—	54,359
Stock warrant obligations	203,426	211,136
Post-retirement obligations	53,032	61,355
Other liabilities	45,417	45,353
Deferred income taxes	113,571	99,444
TOTAL LIABILITIES	1,081,894	1,153,565
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 110,000,000 shares authorized; 59,080,387 and 59,057,195 shares issued and outstanding in 2018 and 2017, respectively	591	591
Additional paid-in capital	469,412	471,456
Retained earnings (accumulated deficit)	27,278	(13,748)
Accumulated other comprehensive loss	(61,701)	(63,020)
TOTAL STOCKHOLDERS’ EQUITY	435,580	395,279
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,517,474	$1,548,844

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2018	2017
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$40,146	$(44,122)
Net earnings from discontinued operations	366	384
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	94,270	80,097
Pension and post-retirement	1,884	3,990
Deferred income taxes	10,475	11,454
Amortization of stock-based compensation	2,304	1,710
Net (gain) loss on financial instruments	(10,812)	65,780
Changes in assets and liabilities:
Accounts receivable	11,006	1,905
Inventory and prepaid supplies	3,433	(1,822)
Accounts payable	(2,067)	14,244
Unearned revenue	(1,504)	1,807
Accrued expenses, salaries, wages, benefits and other liabilities	(3,406)	(6,793)
Pension and post-retirement assets	(8,323)	(5,847)
Other	4,211	1,991
NET CASH PROVIDED BY OPERATING ACTIVITIES	141,983	124,778
INVESTING ACTIVITIES:
Capital expenditures	(150,816)	(144,325)
Proceeds from property and equipment	17,452	—
Acquisitions and investments in businesses	(5,150)	(646)
Redemption of long term deposits	—	9,975
NET CASH (USED IN) INVESTING ACTIVITIES	(138,514)	(134,996)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(29,140)	(20,500)
Proceeds from borrowings	30,000	90,000
Payments for financing costs	(414)	—
Purchase of common stock	(3,581)	(11,184)
Withholding taxes paid for conversion of employee stock awards	(1,329)	(1,436)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,464)	56,880

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(995)	46,662
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,699	16,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,704	$63,020

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$6,450	$7,101
Federal alternative minimum and state income taxes paid	$806	$1,220
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued capital expenditures	$18,755	$12,615
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
The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees. The airlines, ABX Air, Inc. (“ABX”) and Air Transport International, Inc. (“ATI”), each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company's airlines provide a combination of aircraft, crews, maintenance and insurance services for a customer's transportation network through "CMI" and "ACMI" agreements and through charter contracts in which aviation fuel is also included. ATI provides passenger transportation, primarily to the U.S. Military, using "combi" aircraft, which are certified to carry passengers as well as cargo on the main deck. Through its subsidiary Airborne Maintenance and Engineering Services, Inc. ("AMES"), the Company provides aircraft maintenance and modification services. In addition, the Company provides ground equipment maintenance and operates mail and package sorting facilities.
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

The Company adopted the standard using a modified retrospective approach, under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years. Under this method, entities recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for open contract performance at that time. The Company's adoption efforts included the identification of revenue within the scope of the standard, the evaluation of customer contracts in conjunction with new guidance and an assessment of the qualitative and quantitative impacts of the new standard on its financial statements. The evaluation included the application of each of the five steps identified in the Topic 606 revenue recognition model.
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
In June 2018, the FASB issued ASU “Improvements to Non-employee Share-based Payment Accounting" ("ASU 2018-07"). ASU 2018-07 amends ASC 718, "Compensation - Stock Compensation" ("ASC 718"), to simplify the accounting for share-based payments granted to non-employees for goods and services. ASU 2018-07 supersedes ASC 505-50, "Equity-Based Payments to Non-employees" ("ASC 505-50"). ASU 2018-07 aligns much of the accounting for share-based payments granted to non-employees for goods and services with the accounting for share-based payments granted to employees. ASU 2018-07 is effective for years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies will apply the new guidance to equity-classified non-employee awards for which a measurement date has not been established and liability-classified non-employee awards that have not been settled as of the date of adoption by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company is currently evaluating the impact of the standard on its financial statements and disclosures.

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 28% and 28% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2018, respectively, compared to 25% and 26% for the corresponding periods of 2017. Revenues excluding directly reimbursed expenses from continuing operations performed for DHL comprised approximately 30% and 30% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2017. The Company’s balance sheets include accounts receivable with DHL of $10.7 million and $15.7 million as of June 30, 2018 and December 31, 2017, respectively.
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

Revenues from continuing operations performed for Amazon comprised approximately 29% and 29% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2018, respectively, compared to 42% and 41% for the corresponding periods of 2017. Revenues excluding directly reimbursed expenses from continuing operations performed for Amazon comprised approximately 26% and 26% of the Company's consolidated revenues from continuing operations for the three and six month period ending June 30, 2017. The Company’s balance sheets include accounts receivable with Amazon of $34.5 million and $44.2 million as of June 30, 2018 and December 31, 2017, respectively.
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
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to Amazon as of March 8, 2016, were recorded to stockholders equity, having a fair value of $4.89 per share. At that time, the fair value of the 7.69 million vested warrants issued to Amazon was recorded as a lease incentive asset and is being amortized against revenues over the duration of the aircraft leases. On May 12, 2016, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company at the annual meeting of stockholders to increase the number of authorized common shares and to approve the warrants in full as required under the rules of the Nasdaq Global Select Market. The stockholders' approval enabled features of the warrants that required the vested warrants of the first tranche and the warrants of the second and third tranches to be classified as financial instruments as of May 12, 2016. Accordingly, the fair value of those warrants was measured and classified in liabilities on that date. Since May 12, 2016, 5.12 million additional warrants in the first tranche vested in conjunction with the execution of eight aircraft leases. As of June 30, 2018, the Company's liabilities reflected 14.83 million warrants having a fair value of $13.72 per share. The re-measurements of the warrants to fair value resulted in non-operating gains before the effect of income taxes of $10.8 million and $7.7 million for the three and six month periods ended June 30, 2018, respectively, compared to non-operating losses of $67.3 million and $65.6 million for the corresponding periods of 2017.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.

U.S. Military
A substantial portion of the Company's revenues is also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 11% and 11% of the Company's total revenues from continuing operations for the three and six month periods ending June 30, 2018, respectively, compared to 7% and 7% for the corresponding periods of 2017. Revenues excluding directly reimbursed expenses from continuing operations performed for the U.S. Military comprised approximately 10% and 10% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2017. The Company's balance sheets included accounts receivable with the U.S. Military of 6.0 million and 6.7 million as of June 30, 2018 and December 31, 2017, respectively.

NOTE C—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The Company's assets for CAM and the MRO Services segments each include goodwill. An annual impairment test was performed for each, respectively, at December, 31, 2017 using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). Goodwill was not impaired.
The carrying amounts of goodwill are as follows (in thousands):

	CAM	MRO Services	Total
Carrying value as of December 31, 2017	$34,395	$2,884	$37,279
Carrying value as of June 30, 2018	$34,395	$2,884	$37,279
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2017	$3,000	$4,298	$7,298
Amortization	—	(578)	(578)
Carrying value as of June 30, 2018	$3,000	$3,720	$6,720
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
Stock warrants issued to a lessee (see Note B) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2017	$80,684
Amortization	(8,452)
Carrying value as of June 30, 2018	$72,232
The lease incentive began to amortize in April 2016, with the commencement of certain aircraft leases over the duration of the related leases.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West") and in December 2017, the Company entered into a preferred equity instrument. West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft and two Boeing 737 from the Company. The Company’s carrying value of West was $7.7 million and $7.1 million at June 30, 2018 and December 31, 2017, respectively, including $5.5 million of excess purchase price over the Company's fair value of West's net assets in January of 2014. The Company's equity interest and the preferred equity instrument are reflected in “Other Assets” in the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017.
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2019. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. The Company accounts for its investment in the joint venture under the equity method of accounting, in which the carrying value of the investment is reduced for the Company's share of the joint ventures operating losses. The carrying value of the joint venture, reflected in “Other Assets” in the Company’s consolidated balance sheets, was $5.8 million and $5.6 million at June 30, 2018 and December 31, 2017.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2018	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,835	$—	$20,835
Interest rate swap	—	4,992	—	4,992
Total Assets	$—	$25,827	$—	$25,827
Liabilities
Stock warrant obligations	—	(203,426)	—	(203,426)
Total Liabilities	$—	$(203,426)	$—	$(203,426)

As of December 31, 2017	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,326	$—	$1,326
Interest rate swap	—	1,840	—	1,840
Convertible note hedges	—	53,683	—	53,683
Total Assets	$—	$56,849	$—	$56,849
Liabilities
Note conversion obligations	—	(54,359)	—	(54,359)
Stock warrant obligation	—	(211,136)	—	(211,136)
Total Liabilities	$—	$(265,495)	$—	$(265,495)
As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $7.7 million less than the carrying value, which was $520.7 million at June 30, 2018. As of December 31, 2017, the fair value of the Company’s debt obligations was approximately $9.1 million more than the carrying value, which was $515.8 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Flight equipment	$1,870,120	$1,801,808
Ground equipment	54,165	53,523
Leasehold improvements, facilities and office equipment	28,660	26,897
Aircraft modifications and projects in progress	148,999	121,760
	2,101,944	2,003,988
Accumulated depreciation	(900,947)	(844,026)
Property and equipment, net	$1,200,997	$1,159,962
CAM owned aircraft with a carrying value of $751.1 million and $697.4 million that were under leases to external customers as of June 30, 2018 and December 31, 2017, respectively.
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

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Unsubordinated term loan	$63,061	$70,568
Revolving credit facility	257,000	245,000
Aircraft loans	—	3,640
Convertible debt	200,652	196,550
Total debt obligations	520,713	515,758
Less: current portion	(14,860)	(18,512)
Total long term obligations, net	$505,853	$497,246
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility which has a capacity of $545.0 million. The Senior Credit Agreement expires May 30, 2023. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. The Senior Credit Agreement permits additional indebtedness of up to $300.0 million for the convertible debt. The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calender year, provided the Company's total secured debt to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") ratio is under 3.00 times, after giving effect to the dividend or repurchase. As of June 30, 2018, the unused revolving credit facility totaled $278.8 million, net of draws of $257.0 million and outstanding letters of credit of $9.2 million. Additionally, the Senior Credit Agreement includes an accordion feature such that the Company can now draw up to an additional $100.0 million subject to the lenders' consent.
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
The balance of the unsubordinated term loan is net of debt issuance costs of $0.7 million and $0.7 million for the periods ending June 30, 2018 and December 31, 2017, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 3.6% and 3.6%, respectively. The aircraft loan was paid off by the Company in January 2018.
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
In conjunction with the Notes, the Company purchased convertible note hedges having the same number of the Company’s common shares, 8.1 million shares, and same strike price of $31.90, that underlie the Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to the Company's common stock, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Company's current intent and policy is to settle all Note conversions through a combination settlement which satisfies the principal amount of the Notes outstanding with cash. The Notes could have a dilutive effect on the computation of earnings per share in accordance with accounting principles to the extent that the average traded market price of the Company’s common shares for a reporting period exceeds the conversion price.
The conversion feature of the Notes required bifurcation from the principal amount under the applicable accounting guidance. Settlement provisions of the Notes and the convertible note hedges required cash settlement of these instruments until the Company's shareholders increased the number of authorized shares of common stock ~~t~~o cover the full number of shares underlying the Notes. As a result, the conversion feature of the Notes and the convertible note hedges were initially accounted for as liabilities and assets, respectively, and marked to market at the end of each period. On May 10, 2018, the Company's shareholders increased the number of authorized shares of common stock to cover the full number of shares underlying the Notes. The Company reevaluated the Notes and convertible note hedges under the applicable accounting guidance including ASC 815, "Derivatives and Hedging," and determined that the instruments, which meet the definition of derivative and are indexed to the Company's own stock, should be classified in shareholder's equity. The fair value of the the conversion feature of the Notes and the convertible note hedges of $51.3 million and $50.6 million, respectively on May 10, 2018 were reclassified to paid-in capital.
The Notes issuance costs and discount are being amortized to interest expense through October 2024, using an effective interest rate of approximately 5.15%. The carrying value of the Company's Convertible debt is shown below:

	June 30,	December 31,
	2018	2017
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(6,255)	(6,685)
Unamortized discount	(51,843)	(55,515)
Convertible debt	200,652	196,550
In conjunction with the offering of the Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments. The amount received for these warrants and recorded in paid-in capital on the Company’s consolidated balance sheets was $38.5 million. These warrants could have resulted in 8.1 million additional shares of the Company's common stock, if the Company's traded market price exceeded the strike price which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions. The warrants could have a dilutive effect on the computation of earnings per share to the extent that the average traded market price of the Company’s common shares for a reporting period exceeds the strike price.

NOTE G—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. Accordingly, the Company entered into interest rate swaps. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30, 2018		December 31, 2017
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	31,875	943	35,625	719
May 30, 2021	1.703%	31,875	570	35,625	240
March 31, 2022	1.900%	50,000	1,444	50,000	416
March 31, 2022	1.950%	75,000	2,035	75,000	465
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded pre-tax gains on derivatives of $3.2 million and pre-tax losses of $0.2 million for the six month periods ending June 30, 2018 and 2017, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.
The Company recorded a net loss before the effects of income taxes of $0.1 million during the six month periods ending June 30, 2018 for the revaluation of the convertible note hedges and the note conversion obligations to fair value before these instruments were reclassified to paid-in capital.

NOTE H—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June of 2036 with options to extend the leases. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. The Company also leases and operates a 311,500 square foot, two hangar aircraft maintenance complex in Tampa, Florida. Additionally, the Company leases certain equipment and airport facilities, office space, and maintenance facilities at other locations. As of June 30, 2018 and December 31, 2017, the Company did not lease any aircraft from lessors.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. At June 30, 2018, the Company was committed to acquire and modify additional Boeing 767-300 passenger aircraft into standard freighter aircraft. In addition to five aircraft that were in the modification process at June 30, 2018, the Company is committed to induct two more aircraft into the freighter modification process through 2019, including commitments to purchase two more Boeing 767-300 passenger aircraft during the second half of 2018. As of June 30, 2018, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $79.8 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI.
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
Employees Under Collective Bargaining Agreements
As of June 30, 2018, the flight crewmember employees of ABX and ATI and flight attendant employees of ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	7.6%
ATI	Air Line Pilots Association	6.9%
ATI	Association of Flight Attendants	1.1%

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

The Company’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$30	$39	$—	$—	$60	$78
Interest cost	7,284	8,775	32	36	14,568	17,550	64	72
Expected return on plan assets	(10,523)	(10,930)	—	—	(21,046)	(21,859)	—	—
Amortization of prior service cost	—	—	—	(13)	—	—	—	(26)
Amortization of net (gain) loss	887	1,937	55	71	1,774	3,874	110	142
Net periodic benefit cost (income)	$(2,352)	$(218)	$117	$133	$(4,704)	$(435)	$234	$266
During the six month period ending June 30, 2018, the Company contributed $1.8 million to the pension plans. The Company expects to contribute an additional $20.7 million during the remainder of 2018.

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
Income tax expense recorded through June 30, 2018 utilized a projected annualized 24.3% rate applied to year-to-date income. Additionally, the Company recorded discrete tax items for the conversion of employee stock awards during the first quarter of 2018, resulting in an effective tax rate of 21.0%. The final effective tax rate applied to 2018 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, issuance of stock warrants and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and six month periods ending June 30, 2018 and 2017 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2017	(75,854)	(1,264)	(1,440)	(78,558)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	152	152
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to non-service costs)	1,937	71	—	2,008
Negative prior service cost	—	(13)	—	(13)
Income Tax (Expense) or Benefit	(702)	(21)	(53)	(776)
Other comprehensive income (loss), net of tax	1,235	37	99	1,371
Balance as of June 30, 2017	(74,619)	(1,227)	(1,341)	(77,187)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of December 31, 2016	(77,088)	(1,301)	(1,477)	(79,866)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	210	210
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to non-service costs)	3,874	142	—	4,016
Negative prior service cost	—	(26)	—	(26)
Income Tax (Expense) or Benefit	(1,405)	(42)	(74)	(1,521)
Other comprehensive income (loss), net of tax	2,469	74	136	2,679
Balance as of June 30, 2017	(74,619)	(1,227)	(1,341)	(77,187)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2018	(59,888)	(1,055)	(1,364)	(62,307)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(186)	(186)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to non-service costs)	887	55	—	942
Income Tax (Expense) or Benefit	(200)	(13)	63	(150)
Other comprehensive income (loss), net of tax	687	42	(123)	606
Balance as of June 30, 2018	(59,201)	(1,013)	(1,487)	(61,701)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of December 31, 2017	(60,575)	(1,097)	(1,348)	(63,020)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(211)	(211)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to non-service costs)	1,774	110	—	1,884
Income Tax (Expense) or Benefit	(400)	(26)	72	(354)
Other comprehensive income (loss), net of tax	1,374	84	(139)	1,319
Balance as of June 30, 2018	(59,201)	(1,013)	(1,487)	(61,701)

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

	Six Months Ended
	June 30, 2018		June 30, 2017
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	873,849	$12.30	1,040,569	$9.97
Granted	207,295	26.50	243,940	17.52
Converted	(96,616)	10.89	(173,210)	9.69
Expired	(500)	28.38	—	—
Forfeited	(2,600)	26.76	(3,800)	13.66
Outstanding at end of period	981,428	$15.39	1,107,499	$11.66
Vested	326,928	$7.18	324,599	$6.39
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
For the six month periods ending June 30, 2018 and 2017, the Company recorded expense of $2.3 million and $1.7 million, respectively, for stock incentive awards. At June 30, 2018, there was $7.2 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2018, none of the awards were convertible, 326,928 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,216,478 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2020.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Earnings (loss) from continuing operations - basic	$24,464	$(53,918)	$40,146	$(44,122)
Gain from stock warrants revaluation, net of tax	(10,448)	—	(7,473)	—
Earnings (loss) from continuing operations - diluted	$14,016	$(53,918)	$32,673	$(44,122)

Denominator:
Weighted-average shares outstanding for basic earnings per share	58,739	59,035	58,790	59,084
Common equivalent shares:
Effect of stock-based compensation awards and warrants	9,624	—	9,994	—
Weighted-average shares outstanding assuming dilution	68,363	59,035	68,784	59,084
Basic earnings per share from continuing operations	$0.42	$(0.91)	$0.68	$(0.75)
Diluted earnings per share from continuing operations	$0.21	$(0.91)	$0.48	$(0.75)
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
The underlying warrants recorded as a liability as of June 30, 2017, could result in 13.6 million additional shares of the Company's common stock if the warrants are settled by tendering cash. The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, were 8.5 million and 7.2 million for the three and six month periods ended June 30, 2017, respectively.

NOTE N—SEGMENT AND REVENUE INFORMATION
The Company operates in three reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings include an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI and charter service agreements that the Company has with its customers. The MRO Services segment provides airframe maintenance services, aircraft modifications and other maintenance services. The MRO Services became reportable during 2018 due to the size of its revenues. Prior periods presented below have been prepared by separating MRO Services from "All other" for comparative purposes. The Company's ground services and other activities, which include the mail and package sorting services, maintenance services for ground equipment, facilities and material handling equipment, the sales of aviation fuel and other services, are not large enough to constitute reportable segments and are combined in All other. Inter-segment revenues are valued at arms-length market rates. Cash and cash equivalents are reflected in Assets - All other below.
The Company's segment information for revenue from continuing operations is presented below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2018	2017	2018	2017
Total revenues:
CAM	$54,377	$49,530	$106,753	$97,508
ACMI Services	119,606	144,499	238,980	289,448
MRO Services	45,794	66,336	98,517	106,674
All other	19,730	50,172	39,013	99,040
Eliminate inter-segment revenues	(35,900)	(57,326)	(76,616)	(101,542)
Total	$203,607	$253,211	$406,647	$491,128
Customer revenues:
CAM	$38,016	$32,380	$73,903	$63,162
ACMI Services	119,589	144,499	238,963	289,448
MRO Services	29,069	31,159	60,009	56,576
All other	16,933	45,173	33,772	81,942
Total	$203,607	$253,211	$406,647	$491,128
The Company adopted Topic 606 for revenue recognition using a modified retrospective approach, under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years. The effects of Topic 606 on the Company's customer revenues are summarized below:

	For the three months ending			For the six months ending
	June 30, 2018			June 30, 2018
	Revenue			Revenue
	As Reported	Without Topic 606	Increase (decrease)	As Reported	Without Topic 606	Increase (decrease)
ACMI Services	$119,589	$167,724	$(48,135)	$238,963	$336,272	$(97,309)
MRO Services	29,069	28,549	520	60,009	54,918	5,091
Other (ground services)	16,933	62,682	(45,749)	33,772	130,868	(97,096)

ACMI Services revenues are generated from airline service agreements and are typically based on hours flown, the amount of aircraft operated and crew resources provided during a month. ACMI Services revenues are recognized over time as flight hours are performed for the customer. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are measured on a monthly basis and recorded to revenue in the corresponding month earned. Under CMI agreements, the Company's airlines have an obligation to provide integrated services including flight crews, aircraft maintenance and insurance for the customer's cargo network. Under ACMI agreements, the Company's airlines are also obligated to provide aircraft. Under CMI and ACMI agreements, customers are generally responsible for aviation fuel, landing fees, navigation fees and certain other flight expenses. When functioning as the customers agent for arranging such services, the Company records amounts reimbursable from the customer as revenues net of the related expenses as the costs are incurred. Under charter agreements the Company's airline is obligated to provide full services for one or more flights having specific origins and destinations. Under charter agreements, in which the Company's airline is responsible for fuel, airport fees and all flight services, the related costs are recorded in operating expenses. ACMI Services are invoiced monthly or more frequently.
MRO Services revenues for customer contracts for airframe maintenance and aircraft modification services that do not have an alternative use and for which the Company has an enforceable right to payment are generally recognized over time based on the percentage of costs completed. Other MRO Services revenues for aircraft part sales, component repairs and line service are recognized at a point in time typically when the parts are delivered to the customer and the the services are completed. For airframe maintenance, aircraft modifications and aircraft component repairs, contracts include assurance warranties that are not sold separately.
Effective January 1, 2018 the Company records revenues and estimated earnings for its airframe maintenance and aircraft modification contracts using the percentage-of-completion cost-to-cost method. For such services, the Company estimates the earnings on a contract as the difference between the expected revenue and estimated costs to complete a contract and recognizes revenues and earnings based on the proportion of costs incurred compared to the total estimated costs. The Company's estimates consider the timing and extent of the services, including the amount and rates of labor, materials and other resources required to perform the services. The Company recognizes adjustments in estimated earnings on a contract under the cumulative catch-up method in which the impact of the adjustment on estimated earnings of a contract is recognized in the period the adjustment is identified.
The Company's external customer revenues for providing mail and package sorting services and related equipment maintenance for the three and six month periods ending June 30, 2018 were $16.2 million and $32.3 million, respectively, compared to $44.7 million and $80.9 million for the corresponding periods in 2017. During the three and six month periods ended June 30, 2018, the Company netted $45.7 million and $97.1 million of customer reimbursable revenues against the related expenses when functioning as the customers agent for arranging ground services, respectively. These revenues are reported in All other. The Company's external customer revenues from providing mail and package sorting services are recognized as the services are performed for the customer over time. Revenues from related equipment maintenance services are recognized over time and at a point in time depending on the nature of the customer contracts.
Revenue is not recognized until collectibility of customer payment is probable. For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. For the three and six month periods ended June 30, 2018, the Company recognized $3.4 million and $8.0 million of non lease revenue that was reported in deferred revenue at the beginning of the respective period.
CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance.

The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2018	2017	2018	2017
Depreciation and amortization expense:
CAM	$30,540	$26,253	$59,465	$50,554
ACMI Services	10,327	10,491	20,552	21,563
MRO Services	830	685	1,680	1,359
All other	(77)	352	(73)	747
Total	$41,620	$37,781	$81,624	$74,223
Segment earnings (loss):
CAM	$15,394	$12,795	$30,858	$26,125
ACMI Services	991	258	4,932	(3,276)
MRO Services	1,321	11,103	5,783	14,291
All other	2,749	1,400	5,330	3,863
Inter-segment earnings eliminated	(1,031)	(5,958)	(4,356)	(6,820)
Net unallocated interest expense	(838)	(216)	(1,657)	(387)
Net gain (loss) on financial instruments	11,697	(67,649)	10,812	(65,780)
Other non-service components of retiree benefit costs, net	2,045	(177)	4,090	(354)
Loss from non-consolidated affiliate	(2,417)	—	(4,953)	—
Pre-tax earnings from continuing operations	$29,911	$(48,444)	$50,839	$(32,338)
The Company's assets are presented below by segment (in thousands):

	June 30	December 31
	2018	2017
Assets:
CAM	$1,214,986	$1,192,890
ACMI Services	190,309	189,379
MRO Services	99,129	87,177
All other	13,050	79,398
Total	$1,517,474	$1,548,844
Interest expense allocated to CAM was $4.5 million and $9.0 million for the three and six month periods ending June 30, 2018, respectively, compared to $3.5 million and $6.9 million for the corresponding periods of 2017.

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

INTRODUCTION
The Company leases aircraft, provides air cargo transportation and performs aircraft maintenance and other support services primarily to the air cargo transportation and package delivery industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, e-commerce operators, airlines and government customers. Our principal subsidiaries include ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”), Cargo Aircraft Management, Inc. (“CAM”) and Airborne Maintenance and Engineering Services, Inc. ("AMES"). ABX and ATI are two independently certificated airlines. CAM provides competitive aircraft lease rates by converting passenger aircraft into cargo freighters and offering them to customers under long-term leases. AMES provides aircraft maintenance and modification services.
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
DHL
The Company has had long-term contracts with DHL since August 2003. DHL accounted for 28% of the Company's consolidated revenues for the first six months of 2018, compared with 30% of the Company's consolidated revenues excluding directly reimbursed revenues in the corresponding period in 2017. As of June 30, 2018, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL, 11 of which were being operated by the Company's airlines for DHL under a crew, maintenance and insurance agreement and five aircraft which are operated by a DHL-affiliated airline in the Middle East. Additionally, ATI operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL.
Amazon
The Company has been providing freighter aircraft, operating flight services and arranging cargo handling and logistical support for ASI since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM agreed to lease 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. CAM owns all of the Boeing 767 aircraft that are leased and operated under the ATSA. The ATSA became effective on April 1, 2016. Revenues from continuing operations performed for ASI comprised approximately 29% of the Company's consolidated revenues from continuing operations for the first six months of 2018, compared with 26% of revenues, excluding directly reimbursed revenues, during the corresponding period in 2017.
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
Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The fair value of the warrants issued or issuable to Amazon are recorded as a lease incentive asset and are amortized against revenues over the duration of the aircraft leases. The warrants are accounted for as financial instruments, and accordingly, the fair value of the outstanding warrants are measured and classified in liabilities at the end of each reporting period. The Company's earnings are impacted by the fair value re-measurement of warrants at the end of each period, lease incentive amortization and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting. For additional information about the accounting for the warrants, see Note B to the accompanying unaudited condensed consolidated financial statements.
The U.S. Military comprised 11% and 10% of the Company's consolidated revenues excluding directly reimbursed revenues during the six month periods ending June 30, 2018 and 2017, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military.
Fleet Summary 2018
As of June 30, 2018, the combined operating fleet of owned freighter aircraft consisted of 34 Boeing 767-200 aircraft, 29 Boeing 767-300 aircraft, four Boeing 757-200 aircraft, four Boeing 757 "combi" aircraft and two Boeing 737-400 aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. At June 30, 2018, the Company owned five Boeing 767-300 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first six months of 2018 is summarized below:
- CAM completed the modification of five Boeing 767-300 freighter aircraft purchased in the previous year and began to lease four of those aircraft under multi-year leases to external customers. CAM began to lease the fifth aircraft to ATI.
- CAM completed the modification of one 737-400 freighter aircraft purchased the previous year and entered into a multi-year lease with an external customer.
- ABX returned one Boeing 767-300 freighter aircraft to CAM. That aircraft was then leased to an external customer under a multi-year lease and is being operated by ABX.
- CAM sold one Boeing 767-300 freighter aircraft, which was under lease to an external customer, to that same external customer.
- CAM purchased four Boeing 767-300 passenger aircraft for the purpose of converting the aircraft into a standard freighter configuration.
- External lessees returned two Boeing 767-200 freighter aircraft to CAM. Both of these aircraft are being prepped for redeployment to other lessees.

	June 30, 2018			December 31, 2017
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	7	27	34	7	29	36
Boeing 767-300	4	25	29	4	21	25
Boeing 757-200	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Boeing 737-400	—	2	2	—	1	1
Total	19	54	73	19	51	70
Other aircraft
Owned Boeing 767-300 under modification	—	5	5	—	6	6
Owned Boeing 737-400 under modification	—	—	—	—	1	1
Owned Boeing 767 available or staging for lease	—	2	2	—	—	—
As of June 30, 2018, ABX and ATI were leasing 19 in-service aircraft internally from CAM for use in ACMI Services. As of June 30, 2018, four of CAM's 27 Boeing 767-200 aircraft and seven of the 25 Boeing 767-300 aircraft shown in the aircraft fleet table above were leased to DHL and operated by ABX. Additionally, 12 of CAM's 27 Boeing 767-200 aircraft and eight of CAM's 25 Boeing 767-300 aircraft were leased to ASI and operated by ABX or ATI. The other 11 Boeing 767-200 aircraft leased to external customers include five Boeing 767-200 aircraft leased to DHL and operated by a DHL-owned airline. One of the other 10 Boeing 767-300 aircraft leased to external customers was operated by ATI. The carrying values of the total in-service fleet as of June 30, 2018 and December 31, 2017 were $998.7 million and $955.2 million, respectively. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations decreased by $49.6 million to $203.6 million and decreased by $84.5 million to $406.6 million for the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("Topic 606”). As a result of adopting Topic 606 beginning January 1, 2018, the Company reported certain revenues net of related expenses that are directly reimbursed by customers. Corresponding 2017 revenues include such expense reimbursements. Excluding revenues directly reimbursed in 2017, customer revenues increased $11.5 million, or 6% and $31.0 million, or 8% during the three and six month periods ended June 30, 2018, respectively, compared with the corresponding periods of 2017. External customer revenues increased primarily due to additional aircraft leases and expanded CMI services.

The consolidated net earnings from continuing operations were $24.5 million and $40.1 million for the three and six month periods ended June 30, 2018, respectively, compared to net losses of $53.9 million and $44.1 million for the corresponding periods of 2017. The pre-tax earnings from continuing operations were $29.9 million and $50.8 million for the three and six month periods ended June 30, 2018, respectively, compared to pre-tax losses of $48.4 million and $32.3 million for the corresponding periods of 2017. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. Net earnings from continuing operations for 2018 benefited from a lower effective tax rate due to The Tax Cuts and Jobs Acts ("Tax Act") which was enacted on December 22, 2017. On a pre-tax basis, earnings included gains of $11.7 million and $10.8 million for the three and six months ended June 30, 2018, respectively, for the re-measurement of financial instruments, including the warrant obligations granted to Amazon. This compares to pre-tax losses for re-measurement of such financial instruments of $67.6 million and $65.8 million for the corresponding periods of 2017. Pre-tax earnings were also reduced by $4.2 million and $8.5 million for the three and six month periods ended June 30, 2018, respectively, for the amortization of lease incentives given to ASI in the form of warrants, compared to $3.3 million and $5.9 million for the corresponding periods of 2017. Additionally, pre-tax earnings from continuing operations included gains of $2.0 million and $4.1 million for the three and six month periods ended June 30, 2018, respectively, for the non-service components of retiree benefit plans, compared to losses of $0.2 million and $0.4 million for the corresponding periods of 2017. Pre-tax earnings for the three and six month periods ending June 30, 2018 included losses of $2.4 million and $5.0 million, respectively, for the Company's share of development costs for a new joint venture. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) increased $0.1 million and $9.7 million to $22.8 million and $49.3 million for the three and six month periods ended June 30, 2018, respectively, compared to 2017.
Adjusted pre-tax earnings from continuing operations for the first half of 2018 improved compared to 2017, driven primarily by additional aircraft lease revenues and the improved financial results of our airline operations. The pre-tax results included reduced earnings from MRO Services due to a lower level of recognized revenues and a mix of lower margin services through the first half of 2018 compared to 2017. Results for the three and six month periods ended June 30, 2018 included an additional pre-tax interest expense of $2.1 million and $4.1 million, respectively, for the amortization of convertible debt discount and issuance costs.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2018	2017	2018	2017
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$58,603	$52,813	115,205	103,382
Lease incentive amortization	(4,226)	(3,283)	(8,452)	(5,874)
Total CAM	54,377	49,530	106,753	97,508
ACMI Services	119,606	111,851	238,980	219,917
MRO Services	45,794	66,336	98,517	106,674
Other Activities	19,730	21,706	39,013	53,104
Total Revenues	239,507	249,423	483,263	477,203
Eliminate internal revenues	(35,900)	(57,326)	(76,616)	(101,542)
Customer Revenues - non reimbursed	$203,607	$192,097	$406,647	$375,661
Revenues for reimbursed expenses	—	61,114	—	115,467
Customer Revenues	$203,607	$253,211	$406,647	$491,128

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$15,394	$12,795	30,858	26,125
ACMI Services	991	258	4,932	(3,276)
MRO Services	1,321	11,103	5,783	14,291
Other Activities	2,749	1,400	5,330	3,863
Inter-segment earnings eliminated	(1,031)	(5,958)	(4,356)	(6,820)
Net unallocated interest expense	(838)	(216)	(1,657)	(387)
Net financial instrument re-measurement (loss) gain	11,697	(67,649)	10,812	(65,780)
Other non-service components of retiree benefit costs, net	2,045	(177)	4,090	(354)
Loss from non-consolidated affiliate	(2,417)	—	(4,953)	—
Pre-Tax Earnings (Loss) from Continuing Operations	29,911	(48,444)	50,839	(32,338)
Add other non-service components of retiree benefit costs, net	(2,045)	177	(4,090)	354
Add charges for non-consolidated affiliate	2,417	—	4,953	—
Add lease incentive amortization	4,226	3,283	8,452	5,874
Add net loss (gain) on financial instruments	(11,697)	67,649	(10,812)	65,780
Adjusted Pre-Tax Earnings from Continuing Operations	$22,812	$22,665	$49,342	$39,670
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
Effective January 1, 2018, we adopted Topic 606 using a modified retrospective approach, under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years. We determined that under Topic 606, the Company is an agent for aircraft fuel and certain other costs reimbursed under its ACMI and CMI contracts and for certain ground services that it arranges for ASI. Under the new standard, such reimbursed amounts are reported net of the corresponding expenses beginning in 2018. Revenues for the three and six month periods ended June 30, 2017 included $61.1 million and $115.5 million for reimbursable revenues under its ACMI and CMI contracts and for directly reimbursed ground services, which, under the new standard, have been reported net of the related expenses in 2018.
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to eight years.
As of June 30, 2018 and 2017, CAM had 54 and 45 aircraft under lease to external customers, respectively. CAM's revenues grew by $4.8 million and $9.2 million for the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017, primarily as a result of additional aircraft leases. Revenues from external customers totaled $38.0 million and $73.9 million for the three and six month periods ended June 30, 2018, respectively, compared to $32.4 million and $63.2 million for the corresponding periods of 2017. CAM's revenues from the Company's airlines totaled $16.4 million and $32.9 million for the three and six month periods ended June 30, 2018, respectively, compared to $17.2 million and $34.3 million for the corresponding periods of 2017, reflecting the transition of CAM-owned aircraft to long-term leases with external customers. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $5.8 million and $11.8 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017, primarily as a result of new aircraft leases. Since July 1, 2017, CAM has added ten Boeing 767-300 freighter aircraft and two Boeing 737-400 freighter aircraft to its lease portfolio.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $15.4 million and $30.9 million during the three and six month periods ended June 30, 2018, respectively, compared to $12.8 million and $26.1 million during the corresponding periods of 2017. Increased pre-tax earnings reflect additional external lease revenues. These increases were partially offset by increases in internally allocated interest expense of $0.9 million and $2.1 million for the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017 due to higher debt levels. The pre-tax earnings were also partially offset by the increased amortization of the ASI lease incentive of $0.9 million and $2.6 million for the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. Depreciation expense increased by $4.3 million and $8.9 million for the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017 driven by the addition of nine Boeing aircraft in the first half of 2018 compared to 2017.
During the first six months of 2018, CAM purchased four 767-300 passenger aircraft for freighter conversion. CAM also sold one Boeing 767-300 aircraft which had been under a long-term lease to an external customer. As of June 30, 2018, all four of the Boeing 767-300 passenger aircraft purchased in 2018 and one Boeing 767-300 passenger aircraft purchased during 2017 were being modified from passenger to freighter configuration.
CAM expects to complete the freighter modification of the five passenger aircraft which it owned at June 30, 2018 during the second half of 2018. CAM has customer commitments or letters of intent for three of these five aircraft. CAM's future operating results will depend on the timing and lease rates under which these aircraft are ultimately leased. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of June 30, 2018, ACMI Services included 51 in-service aircraft, including 19 leased internally from CAM, 11 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the restated CMI agreement, 20 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA and another CAM-owned freighter operated by ATI.
Total revenues from ACMI Services decreased $24.9 million and $50.5 million during the three and six month periods ended June 30, 2018, respectively, to $119.6 million and $239.0 million compared to the corresponding periods of 2017. ACMI Services revenues for the three and six month periods ended June 30, 2017 included $32.6 million and $69.5 million, respectively, for the reimbursement of fuel and certain operating expenses. Such revenues for 2018 are reported net of expenses after the adoption of Topic 606. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $7.8 million and $19.1 million for the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. Improved revenues were driven by additional aircraft operations for ASI and reflect a 5% and 8% increase in billable block hours for both the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. As of June 30, 2018, ACMI Services included the operation of two more CAM-owned aircraft compared to June 30, 2017.
ACMI Services had pre-tax earnings of $1.0 million and $4.9 million during the three and six month periods ended June 30, 2018, respectively, compared to pre-tax earnings of $0.3 million and losses of $3.3 million for the corresponding periods of 2017. Improved pre-tax results in 2018 compared to 2017 reflect higher revenues from additional aircraft and block hours offset by the cost of additional employees and aircraft maintenance expenses to support the expanded operations. In March 2018, ATI began to implement recently ratified an amendment to the collective bargaining agreement with its crewmembers. The amendments resulted in increased wages for the ATI crewmembers beginning in the second quarter of 2018.
Effective January 1, 2018, we adopted ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). As a result of adopting ASU 2017-07, the pre-tax earnings for ACMI Services do not include the other non-service components of retiree benefit costs.
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
MRO Services Segment
MRO Services sells aircraft parts and provides aircraft maintenance and modification services through AMES and Pemco World Air Services, Inc. ("Pemco"), subsidiaries. Total revenues from MRO Services decreased $20.5 million and $8.2 million for the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. External customer revenues for MRO Services decreased $2.1 million and increased $3.4 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. During the second quarter of 2017, MRO Services completed significant aircraft modification services for CAM in conjunction with aircraft leases and additional aircraft freighter conversions for external customers. The decline in revenues for the second quarter of 2018 also reflects the change in accounting standards beginning in 2018 after the adoption of Topic 606 to recognize certain aircraft maintenance and modification services over time instead of upon completion. During 2017, revenues were recognized in large amounts upon completion and redelivery of an aircraft to the customer.
The pre-tax earnings from MRO Services decreased $9.8 million and $8.5 million during the three and six month periods ended June 30, 2018 to $1.3 million and $5.8 million, respectively, compared to the corresponding periods of 2017. The decline in MRO Services profitability reflects the lower level of revenue recognized and a mix of more lower margin maintenance services revenues during 2018.

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
External customer revenues from all other activities were $16.9 million and $33.8 million during the three and six month periods ended June 30, 2018, respectively, compared to $45.2 million and $81.9 million for the corresponding periods of 2017. Customer revenues for the three and six month periods ended June 30, 2017 included $28.5 million and $45.9 million, respectively, for the reimbursement of certain ground services that it arranges for ASI which are being net against expenses in 2018 after the adoption of Topic 606. Revenues from external customers, which do not include 2017 revenues for the reimbursement of certain ground services, increased $0.2 million and decreased $2.2 million for the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. The decrease in revenue was driven by the the termination of hub logistics services we provided through May of 2017 for ASI at the airport in Wilmington, Ohio.
The pre-tax earnings from other activities increased $1.3 million and $1.5 million during the three and six month periods ended June 30, 2018 to $2.7 million and $5.3 million, respectively, compared to the corresponding periods of 2017. Additional earnings from higher contractual costs and increased volumes at the USPS and ASI locations as well as earnings from an airline affiliate accounted for under the equity method were offset by reduced ground services and aviation fuel sales after ASI discontinued its hub in Wilmington, Ohio.
During June of 2018, we began to provide cargo handling and related ground support services directly to ASI at one of its gateway locations. The contracts for five USPS facilities we service have been extended from their original expiration dates and are currently scheduled to expire during September 2018. We understand the USPS is evaluating alternatives for these facilities. The contract for some or all of these may not be renewed.
Discontinued Operations
The financial results of discontinued operations primarily reflect benefits for former employees previously associated with ABX's former freight sorting and aircraft fueling services provided to DHL. Pre-tax earnings related to the former sorting operations were $0.5 million and $0.6 million for the first six months of 2018 and 2017, respectively.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $8.2 million and $6.5 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. Expenses for the three and six month periods ended June 30, 2018, increased due to higher flight crew wages in conjunction with an amendment to the collective bargaining agreement with its ATI crewmembers, additional employees and additional aircraft maintenance technician time to support increased block hours.
Depreciation and amortization expense increased $3.8 million and $7.4 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. The increase in depreciation expense reflects incremental depreciation for ten Boeing 767-300 aircraft and two Boeing 737-400 aircraft added to the operating fleet since July 1, 2017. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense decreased by $0.8 million and increased $5.8 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. The decrease in the second quarter of 2018 compared to 2017 was due to lower cost of material for the Company's MRO Services segment, offset by increased costs for airframe checks that are expensed by the Company's airlines. During the second quarter of 2017, MRO Services had an increased level of customer revenues and direct expenses compared to 2018. The increase in maintenance, materials and repairs expense for the first six months of 2018 compared to 2017 was due to additional airframe checks that are expensed by the Company's airlines and an increase in the cost of materials to support additional airline block hours and MRO Services. Aircraft maintenance and material expenses can vary among periods due to the number of scheduled airframe maintenance checks and the scope of the checks that are performed.

Fuel expense decreased by $26.3 million and $55.4 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. In 2017, fuel expense included reimbursable fuel billed to DHL, ASI and other ACMI customers which is being netted against the revenue in 2018 after the adoption of Topic 606. The customer-reimbursed fuel for the three and six month periods ended June 30, 2017 was $28.4 million and $59.9 million, respectively. Fuel expense includes the cost of fuel to operate U.S. Military charters as well as fuel used to position aircraft for service and for maintenance purposes. Fuel expense, excluding customer reimbursed fuel increased $2.1 million and $4.5 million for the three and six month periods ended June 30, 2018 compared to 2017 due to more block hours flown for military customers in the first half of 2018.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services and other airport services. Contracted ground and aviation services decreased $29.7 million and $48.0 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. The decrease is primarily due to the netting of reimbursable revenues from certain ground services arranged for ASI against the expense in 2018 due to the adoption of Topic 606. The customer-reimbursed expenses in the three and six month periods ended June 30, 2017 were $30.0 million and $48.6 million, respectively.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $3.0 million and $7.2 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. The decrease is primarily due to the netting of reimbursable revenues from landing and ramp fees billed to DHL, ASI and other ACMI customers against the expense in 2018 due to the adoption of Topic 606.
Other operating expenses decreased by $3.5 million and $4.3 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. Other operating expenses include professional fees, employee training and utilities. The decline in other operating expenses for 2018 includes gains related to the sale of equipment, improved operating results of an airline affiliate accounted for under the equity method and lower expense for uncollectible customer accounts compared to the same periods of 2017.
Interest expense increased by $1.6 million and $3.4 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. Interest expense increased due to a higher average debt level and interest rates on the Company's outstanding loans. Capitalized interest due to our fleet expansion was flat during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017. Interest expense in the first half of 2018 was also impacted by the convertible notes issued in September 2017. The convertible notes have a principal value of $258.8 million and bear interest at a cash coupon rate of 1.125%. At the time of issuance, the value of the conversion feature of the convertible notes was recorded as a debt discount and is being amortized along with debt issuance costs to interest expense over the seven year term of the convertible notes. The non-cash amortization of the debt discount and issuance costs was $2.1 million and $4.1 million during the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods of 2017.
The Company recorded pre-tax net gains on financial instruments of $11.7 million and $10.8 million during the three and six month periods ended June 30, 2018, respectively, compared to losses of $67.6 million and $65.8 million during the corresponding periods of 2017. The gains are primarily a result of re-measuring, as of June 30, 2018, the fair value of the stock warrants granted to Amazon. A decrease in the fair value of the warrant obligation since the previous re-measurement dates of March 31, 2018 and December 31, 2017, corresponded to a decrease in the traded price of the Company's shares and resulted in non-cash losses. The non-cash gains and losses resulting from quarterly re-measurements of the warrants may vary widely among quarters.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2018, have been estimated utilizing a 24.3% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective tax rate during a period.
The effective tax rate from continuing operations for the three and six month periods ended June 30, 2018, was 18.2% and and 21.0%, respectively. These effective tax rates include deferred tax expense related to the warrant re-measurement loss at the end of the period. The effective tax rate before including the effects of the warrants was 26.0% and 24.0% for the three and six month periods ended June 30, 2018, respectively. The effective tax rate before including the effects of the warrants for the three and six month periods ended June 30, 2017 were 37.4% and 36.0%, respectively. The effective tax rate decreased for the first half of 2018 due to the enactment of the Tax Act in December 2017.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $142.0 million and $124.8 million for the first six months of 2018 and 2017, respectively. Improved cash flows generated from operating activities during the first six months of 2018 were driven primarily by additional aircraft leases to customers, increased operating levels of the ACMI Services segment and customer collections. Cash outlays for pension contributions for the first six months of 2018 were $1.8 million compared to $1.5 million for the corresponding period of 2017.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $150.8 million and $144.3 million for the first six months of 2018 and 2017, respectively. Capital expenditures in 2018 included $116.6 million for the acquisition of four Boeing 767-300 aircraft and freighter modification costs; $19.3 million for required heavy maintenance; and $14.9 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures during 2017 included $96.7 million for the acquisition of three Boeing 767-300 aircraft and two Boeing 737-400 aircraft and freighter modification costs; $31.3 million for required heavy maintenance; and $16.3 million for other equipment, including purchases of aircraft engines and rotables.
During the first six months of 2018 we contributed an additional $5.2 million to a joint venture with Precision Aircraft Solutions, LLC, which is developing a passenger-to-freighter conversion program for Airbus A321-200 aircraft. During the first quarter of 2017 we paid $0.6 million to complete our acquisition of Pemco World Air Services, Inc.
Net cash provided by financing activities was $4.5 million for the first six months of 2018 compared to $56.9 million in 2017. During the first six months of 2018, we drew $30.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending for aircraft acquisition and modifications. We made debt principal payments of $29.1 million.
During the first quarter of 2018, we repurchased 157,000 shares of the Company's common stock pursuant to an authorized share repurchase plan for $3.6 million, of which $0.6 million was paid in the first quarter and $3.0 million was paid in April 2018. The repurchase plan was amended by the Board again in February 2018 to increase the authorized share repurchase plan to up to $150 million (less amounts previously repurchased).
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

Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $63.1 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $257.0 million, net of repayments, as of June 30, 2018. The revolving credit facility has a capacity of $545.0 million, permitted additional indebtedness of $300.0 million of which $258.8 million has been utilized for the issuance of convertible notes, and an accordion feature whereby the Company can draw up to an additional $100.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 freighter aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 125% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. Absent such future extensions, the maturity date is currently set to expire on May 30, 2023.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 3.6%.
At June 30, 2018, the Company had $31.7 million of cash balances. The Company had $278.8 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $9.2 million. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2018 and 2017, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board again amended the common stock repurchase program to increase the amount that management may repurchase to $150 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the second quarter of 2018. As of June 30, 2018, the Company has repurchased 6,592,349 shares and has a maximum dollar value of shares that may yet be purchased under the program of $61.3 million.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation

3.1	Restated Certificate of Incorporation of Air Transport Services Group, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	August 8, 2018

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 8, 2018	and Principal Accounting Officer)