Form 10-Q
period 2018-09-30
Air Transport Services Group, Inc.
filed 2018-11-02
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
As of November 2, 2018, 59,080,387 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES	$204,919	$254,101	$611,566	$745,229
OPERATING EXPENSES
Salaries, wages and benefits	71,341	61,177	216,173	199,496
Depreciation and amortization	43,201	37,605	124,825	111,828
Maintenance, materials and repairs	33,469	33,100	107,152	100,970
Fuel	5,981	34,035	17,682	101,134
Contracted ground and aviation services	2,636	40,445	7,464	93,283
Travel	6,903	6,357	20,823	20,543
Landing and ramp	1,211	4,682	3,670	14,338
Rent	3,274	3,052	10,264	10,091
Insurance	1,696	1,234	4,473	3,451
Other operating expenses	8,380	7,962	20,672	24,588
	178,092	229,649	533,198	679,722
OPERATING INCOME	26,827	24,452	78,368	65,507
OTHER INCOME (EXPENSE)
Interest income	67	37	144	85
Non-service component of retiree benefit costs	2,045	(5,529)	6,135	(5,883)
Net gain (loss) on financial instruments	17,895	(34,433)	28,707	(100,213)
Loss from non-consolidated affiliate	(2,647)	(945)	(7,600)	(945)
Interest expense	(5,608)	(4,351)	(16,336)	(11,658)
	11,752	(45,221)	11,050	(118,614)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	38,579	(20,769)	89,418	(53,107)
INCOME TAX EXPENSE	(5,646)	(7,460)	(16,339)	(19,244)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	32,933	(28,229)	73,079	(72,351)
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	170	(4,655)	536	(4,271)
NET EARNINGS (LOSS)	$33,103	$(32,884)	$73,615	$(76,622)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.56	$(0.48)	$1.24	$(1.23)
Discontinued operations	—	(0.08)	0.01	(0.07)
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$0.56	$(0.56)	$1.25	$(1.30)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.24	$(0.48)	$0.71	$(1.23)
Discontinued operations	—	(0.08)	0.01	(0.07)
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$0.24	$(0.56)	$0.72	$(1.30)

WEIGHTED AVERAGE SHARES
Basic	58,739	58,733	58,773	58,965
Diluted	68,323	58,733	68,629	58,965

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET EARNINGS (LOSS)	$33,103	$(32,884)	$73,615	$(76,622)
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	687	5,763	2,061	8,232
Defined Benefit Post-Retirement	43	37	127	111
Foreign Currency Translation	22	(15)	(117)	121

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$33,855	$(27,099)	$75,686	$(68,158)

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,462	$32,699
Accounts receivable, net of allowance of $1,014 in 2018 and $2,445 in 2017	93,662	109,114
Inventory	24,412	22,169
Prepaid supplies and other	15,698	20,521
TOTAL CURRENT ASSETS	177,234	184,503
Property and equipment, net	1,226,500	1,159,962
Lease incentive	68,006	80,684
Goodwill and acquired intangibles	43,710	44,577
Convertible note hedges	—	53,683
Other assets	37,618	25,435
TOTAL ASSETS	$1,553,068	$1,548,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$101,205	$99,728
Accrued salaries, wages and benefits	31,416	40,127
Accrued expenses	11,387	10,455
Current portion of debt obligations	14,860	18,512
Unearned revenue	15,204	15,850
TOTAL CURRENT LIABILITIES	174,072	184,672
Long term debt	527,226	497,246
Convertible note obligations	—	54,359
Stock warrant obligations	186,093	211,136
Post-retirement obligations	29,355	61,355
Other liabilities	46,334	45,353
Deferred income taxes	119,289	99,444
TOTAL LIABILITIES	1,082,369	1,153,565
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 110,000,000 shares authorized; 59,080,387 and 59,057,195 shares issued and outstanding in 2018 and 2017, respectively	591	591
Additional paid-in capital	470,676	471,456
Retained earnings (accumulated deficit)	60,381	(13,748)
Accumulated other comprehensive loss	(60,949)	(63,020)
TOTAL STOCKHOLDERS’ EQUITY	470,699	395,279
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,553,068	$1,548,844

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2018	2017
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$73,079	$(72,351)
Net earnings (loss) from discontinued operations	536	(4,271)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	143,471	121,589
Pension and post-retirement	2,826	18,916
Deferred income taxes	15,972	15,986
Amortization of stock-based compensation	3,568	2,648
Net (gain) loss on financial instruments	(28,707)	100,213
Changes in assets and liabilities:
Accounts receivable	18,159	11,770
Inventory and prepaid supplies	477	(2,661)
Accounts payable	1,097	11,698
Unearned revenue	(1,412)	6,995
Accrued expenses, salaries, wages, benefits and other liabilities	(4,618)	(7,357)
Pension and post-retirement assets	(32,000)	(10,658)
Other	8,365	(1,244)
NET CASH PROVIDED BY OPERATING ACTIVITIES	200,813	191,273
INVESTING ACTIVITIES:
Capital expenditures	(214,025)	(218,759)
Proceeds from property and equipment	17,473	9
Acquisitions and investments in businesses	(8,285)	(6,900)
Redemption of long term deposits	—	9,975
NET CASH (USED IN) INVESTING ACTIVITIES	(204,837)	(215,675)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(39,889)	(250,131)
Proceeds from borrowings	60,000	90,000
Proceeds from convertible notes	—	258,750
Payments for financing costs	(414)	(6,469)
Purchase convertible note hedges	—	(56,097)
Proceeds from issuance of warrants	—	38,502
Purchase of common stock	(3,581)	(11,184)
Withholding taxes paid for conversion of employee stock awards	(1,329)	(1,436)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,787	61,935

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,763	37,533
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,699	16,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,462	$53,891

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$9,087	$11,229
Federal alternative minimum and state income taxes paid	$1,212	$1,285
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued capital expenditures	$23,775	$12,561
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

NOTE B—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 27% and 27% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2018, respectively, compared to 25% and 25% for the corresponding periods of 2017. Revenues excluding directly reimbursed expenses from continuing operations performed for DHL comprised approximately 32% and 31% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2017. The Company’s balance sheets include accounts receivable with DHL of $12.3 million and $15.7 million as of September 30, 2018 and December 31, 2017, respectively.
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

Revenues from continuing operations performed for Amazon comprised approximately 31% and 29% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2018, respectively, compared to 45% and 42% for the corresponding periods of 2017. Revenues excluding directly reimbursed expenses from continuing operations performed for Amazon comprised approximately 27% and 27% of the Company's consolidated revenues from continuing operations for the three and nine month period ending September 30, 2017. The Company’s balance sheets include accounts receivable with Amazon of $37.3 million and $44.2 million as of September 30, 2018 and December 31, 2017, respectively.
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
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to Amazon as of March 8, 2016, were recorded to stockholders equity, having a fair value of $4.89 per share. At that time, the fair value of the 7.69 million vested warrants issued to Amazon was recorded as a lease incentive asset and is being amortized against revenues over the duration of the aircraft leases. On May 12, 2016, the Company’s stockholders approved an amendment to the Certificate of Incorporation of the Company at the annual meeting of stockholders to increase the number of authorized common shares and to approve the warrants in full as required under the rules of the Nasdaq Global Select Market. The stockholders' approval enabled features of the warrants that required the vested warrants of the first tranche and the warrants of the second and third tranches to be classified as financial instruments as of May 12, 2016. Accordingly, the fair value of those warrants was measured and classified in liabilities on that date. Since May 12, 2016, 5.12 million additional warrants in the first tranche vested in conjunction with the execution of eight aircraft leases. As of September 30, 2018, the Company's liabilities reflected 14.83 million warrants having a fair value of $12.55 per share. The re-measurements of the warrants to fair value resulted in non-operating gains before the effect of income taxes of $17.3 million and $25.0 million for the three and nine month periods ended September 30, 2018, respectively, compared to non-operating losses of $35.0 million and $100.6 million for the corresponding periods of 2017.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.

U.S. Military
A substantial portion of the Company's revenues is also derived from the U.S. Military. The U.S. Military awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the U.S. Military were approximately 9% and 10% of the Company's total revenues from continuing operations for the three and nine month periods ending September 30, 2018, respectively, compared to 7% and 7% for the corresponding periods of 2017. Revenues excluding directly reimbursed expenses from continuing operations performed for the U.S. Military comprised approximately 10% and 10% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2017. The Company's balance sheets included accounts receivable with the U.S. Military of 4.0 million and 6.7 million as of September 30, 2018 and December 31, 2017, respectively.

NOTE C—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The Company's assets for CAM and the MRO Services segments each include goodwill. An annual impairment test was performed for each, respectively, at December, 31, 2017 using industry market multiples and discounted cash flows utilizing a market-derived rate of return (level 3 fair value inputs). Goodwill was not impaired.
The carrying amounts of goodwill are as follows (in thousands):

	CAM	MRO Services	Total
Carrying value as of December 31, 2017	$34,395	$2,884	$37,279
Carrying value as of September 30, 2018	$34,395	$2,884	$37,279
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2017	$3,000	$4,298	$7,298
Amortization	—	(867)	(867)
Carrying value as of September 30, 2018	$3,000	$3,431	$6,431
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
Stock warrants issued to a lessee (see Note B) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2017	$80,684
Amortization	(12,678)
Carrying value as of September 30, 2018	$68,006
The lease incentive began to amortize in April 2016, with the commencement of certain aircraft leases over the duration of the related leases.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West") and in December 2017, the Company entered into a preferred equity instrument. West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft and two Boeing 737 from the Company. The Company’s carrying value of West was $6.6 million and $7.1 million at September 30, 2018 and December 31,

2017, respectively, including $5.5 million of excess purchase price over the Company's fair value of West's net assets in January of 2014. The Company's equity interest and the preferred equity instrument are reflected in “Other Assets” in the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017.
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2019. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. The Company accounts for its investment in the joint venture under the equity method of accounting, in which the carrying value of the investment is reduced for the Company's share of the joint ventures operating losses. The carrying value of the joint venture, reflected in “Other Assets” in the Company’s consolidated balance sheets, was $6.3 million and $5.6 million at September 30, 2018 and December 31, 2017.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2018	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$31,899	$—	$31,899
Interest rate swap	—	5,555	—	5,555
Total Assets	$—	$37,454	$—	$37,454
Liabilities
Stock warrant obligations	—	(186,093)	—	(186,093)
Total Liabilities	$—	$(186,093)	$—	$(186,093)

As of December 31, 2017	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,326	$—	$1,326
Interest rate swap	—	1,840	—	1,840
Convertible note hedges	—	53,683	—	53,683
Total Assets	$—	$56,849	$—	$56,849
Liabilities
Note conversion obligations	—	(54,359)	—	(54,359)
Stock warrant obligation	—	(211,136)	—	(211,136)
Total Liabilities	$—	$(265,495)	$—	$(265,495)
As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $7.5 million less than the carrying value, which was $542.1 million at September 30, 2018. As of December 31, 2017, the fair value of the Company’s debt obligations was approximately $9.1 million more than the carrying value, which was $515.8 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Flight equipment	$1,927,864	$1,801,808
Ground equipment	55,548	53,523
Leasehold improvements, facilities and office equipment	28,609	26,897
Aircraft modifications and projects in progress	152,202	121,760
	2,164,223	2,003,988
Accumulated depreciation	(937,723)	(844,026)
Property and equipment, net	$1,226,500	$1,159,962
CAM owned aircraft with a carrying value of $733.6 million and $697.4 million that were under leases to external customers as of September 30, 2018 and December 31, 2017, respectively.
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

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Unsubordinated term loan	$59,346	$70,568
Revolving credit facility	280,000	245,000
Aircraft loans	—	3,640
Convertible debt	202,740	196,550
Total debt obligations	542,086	515,758
Less: current portion	(14,860)	(18,512)
Total long term obligations, net	$527,226	$497,246
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility which has a capacity of $545.0 million. The Senior Credit Agreement expires May 30, 2023. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. The Senior Credit Agreement permits additional indebtedness of up to $300.0 million for the convertible debt. The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calender year, provided the Company's total secured debt to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") ratio is under 3.00 times, after giving effect to the dividend or repurchase. As of September 30, 2018, the unused revolving credit facility totaled $254.9 million, net of draws of $280.0 million and outstanding letters of credit of $10.1 million. Additionally, the Senior Credit Agreement includes an accordion feature such that the Company can now draw up to an additional $100.0 million subject to the lenders' consent.
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
The balance of the unsubordinated term loan is net of debt issuance costs of $0.7 million and $0.7 million for the periods ending September 30, 2018 and December 31, 2017, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear a variable interest rate of 3.75% and 3.75%, respectively. The aircraft loan was paid off by the Company in January 2018.
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
The Notes issuance costs and discount are being amortized to interest expense through October 2024, using an effective interest rate of approximately 5.15%. The carrying value of the Company's Convertible debt is shown below:

	September 30,	December 31,
	2018	2017
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(6,028)	(6,685)
Unamortized discount	(49,982)	(55,515)
Convertible debt	202,740	196,550
In conjunction with the offering of the Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments. The amount received for these warrants and recorded in paid-in capital on the Company’s consolidated balance sheets was $38.5 million. These warrants could result in 8.1 million additional shares of the Company's common stock, if the Company's traded market price exceeds the strike price which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions. The warrants could have a dilutive effect on the computation of earnings per share to the extent that the average traded market price of the Company’s common shares for a reporting period exceeds the strike price.

NOTE G—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the term loan. Accordingly, the Company entered into interest rate swaps. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30, 2018		December 31, 2017
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	30,000	929	35,625	719
May 30, 2021	1.703%	30,000	606	35,625	240
March 31, 2022	1.900%	50,000	1,657	50,000	416
March 31, 2022	1.950%	75,000	2,363	75,000	465
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded pre-tax gains on derivatives of $3.7 million and pre-tax losses of $0.2 million for the nine month periods ending September 30, 2018 and 2017, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.
The Company recorded a net loss before the effects of income taxes of $0.1 million during the nine month periods ending September 30, 2018 for the revaluation of the convertible note hedges and the note conversion obligations to fair value before these instruments were reclassified to paid-in capital.

NOTE H—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in May of 2019 and June of 2036 with options to extend the leases. The leased facilities include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. ABX also has the non-exclusive right to use the airport, which includes one active runway, taxi ways and ramp space. The Company also leases and operates a 311,500 square foot, two hangar aircraft maintenance complex in Tampa, Florida. Additionally, the Company leases certain equipment and airport facilities, office space, and maintenance facilities at other locations. As of September 30, 2018 and December 31, 2017, the Company did not lease any aircraft from lessors.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. At September 30, 2018, the Company was committed to acquire and modify additional Boeing 767-300 passenger aircraft into standard freighter aircraft. In addition to six aircraft that were in the modification process at September 30, 2018, the Company is committed to induct one more aircraft into the freighter modification process through 2019, including commitments to purchase one more Boeing 767-300 passenger aircraft during the fourth quarter of 2018. As of September 30, 2018, the Company's commitments to complete the conversions of aircraft it owns or has the contracts to purchase totaled $50.5 million. Additionally, the Company could incur a cancellation fee for part kits for any aircraft that is not inducted into conversion at IAI.

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
Employees Under Collective Bargaining Agreements
As of September 30, 2018, the flight crewmember employees of ABX and ATI and flight attendant employees of ATI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	7.6%
ATI	Air Line Pilots Association	7.5%
ATI	Association of Flight Attendants	1.1%

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

The Company’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$30	$39	$—	$—	$90	$117
Interest cost	7,284	8,396	32	36	21,852	25,946	96	108
Expected return on plan assets	(10,523)	(10,520)	—	—	(31,569)	(32,379)	—	—
Settlement charge	—	12,923	—	—	—	12,923	—	—
Amortization of prior service cost	—	—	—	(13)	—	—	—	(39)
Amortization of net (gain) loss	887	1,944	55	71	2,661	5,819	165	213
Net periodic benefit cost (income)	$(2,352)	$12,743	$117	$133	$(7,056)	$12,309	$351	$399
During the nine month period ending September 30, 2018, the Company contributed $22.2 million to the pension plans. The Company expects to contribute an additional $0.2 million during the remainder of 2018.

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
Income tax expense recorded through September 30, 2018 utilized a projected annualized 24.4% rate applied to year-to-date income. Additionally, the Company recorded discrete tax items for the conversion of employee stock awards during the first quarter of 2018, resulting in an effective tax rate of 18.3%. The final effective tax rate applied to 2018 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, issuance of stock warrants and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and nine month periods ending September 30, 2018 and 2017 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2017	(74,619)	(1,227)	(1,341)	(77,187)
Other comprehensive income (loss) before reclassifications:
Actuarial loss for retiree liabilities	(5,821)	—	—	(5,821)
Foreign currency translation adjustment	—	—	(24)	(24)
Amounts reclassified from accumulated other comprehensive income:
Pension settlement (reclassified to salaries, wages and benefits)	12,923	—	—	12,923
Actuarial costs (reclassified to non-service costs)	1,944	71	—	2,015
Negative prior service cost	—	(13)	—	(13)
Income Tax (Expense) or Benefit	(3,283)	(21)	9	(3,295)
Other comprehensive income (loss), net of tax	5,763	37	(15)	5,785
Balance as of September 30, 2017	(68,856)	(1,190)	(1,356)	(71,402)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of December 31, 2016	(77,088)	(1,301)	(1,477)	(79,866)
Other comprehensive income (loss) before reclassifications:
Actuarial loss for retiree liabilities	(5,821)	—	—	(5,821)
Foreign currency translation adjustment	—	—	186	186
Amounts reclassified from accumulated other comprehensive income:
Pension settlement (reclassified to salaries, wages and benefits)	12,923	—	—	12,923
Actuarial costs (reclassified to non-service costs)	5,819	213	—	6,032
Negative prior service cost	—	(39)	—	(39)
Income Tax (Expense) or Benefit	(4,689)	(63)	(65)	(4,817)
Other comprehensive income (loss), net of tax	8,232	111	121	8,464
Balance as of September 30, 2017	(68,856)	(1,190)	(1,356)	(71,402)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2018	(59,201)	(1,013)	(1,487)	(61,701)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	33	33
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to non-service costs)	887	55	—	942
Income Tax (Expense) or Benefit	(200)	(12)	(11)	(223)
Other comprehensive income (loss), net of tax	687	43	22	752
Balance as of September 30, 2018	(58,514)	(970)	(1,465)	(60,949)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of December 31, 2017	(60,575)	(1,097)	(1,348)	(63,020)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(178)	(178)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to non-service costs)	2,661	165	—	2,826
Income Tax (Expense) or Benefit	(600)	(38)	61	(577)
Other comprehensive income (loss), net of tax	2,061	127	(117)	2,071
Balance as of September 30, 2018	(58,514)	(970)	(1,465)	(60,949)

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

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	873,849	$12.30	1,040,569	$9.97
Granted	207,295	26.50	243,940	17.52
Converted	(96,616)	10.89	(173,210)	9.69
Expired	(500)	28.38	—	—
Forfeited	(2,600)	26.76	(3,800)	13.66
Outstanding at end of period	981,428	$15.39	1,107,499	$11.66
Vested	326,928	$7.18	324,599	$6.39
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
For the nine month periods ending September 30, 2018 and 2017, the Company recorded expense of $3.6 million and $2.6 million, respectively, for stock incentive awards. At September 30, 2018, there was $5.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2018, none of the awards were convertible, 326,928 units of the Board members time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,216,478 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2020.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Earnings (loss) from continuing operations - basic	$32,933	$(28,229)	$73,079	$(72,351)
Gain from stock warrants revaluation, net of tax	(16,801)	—	(24,274)	—
Earnings (loss) from continuing operations - diluted	$16,132	$(28,229)	$48,805	$(72,351)

Denominator:
Weighted-average shares outstanding for basic earnings per share	58,739	58,733	58,773	58,965
Common equivalent shares:
Effect of stock-based compensation awards and warrants	9,584	—	9,856	—
Weighted-average shares outstanding assuming dilution	68,323	58,733	68,629	58,965
Basic earnings per share from continuing operations	$0.56	$(0.48)	$1.24	$(1.23)
Diluted earnings per share from continuing operations	$0.24	$(0.48)	$0.71	$(1.23)
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
The underlying warrants recorded as a liability as of September 30, 2018 and 2017, could result in 14.8 million and 14.9 million additional shares of the Company's common stock if the warrants are settled by tendering cash, respectively.
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution, because their effect would have been anti-dilutive, were 9.9 million and 8.1 million for the three and nine month periods ended September 30, 2017, respectively.

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
The Company's segment information for revenue from continuing operations is presented below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2018	2017	2018	2017
Total revenues:
CAM	$58,786	$58,465	$165,539	$155,973
ACMI Services	116,224	146,943	355,204	436,391
MRO Services	46,879	39,928	145,125	146,602
All other	22,598	54,542	61,611	153,582
Eliminate inter-segment revenues	(39,568)	(45,777)	(115,913)	(147,319)
Total	$204,919	$254,101	$611,566	$745,229
Customer revenues:
CAM	$41,366	$40,940	$115,270	$104,102
ACMI Services	116,209	146,938	355,172	436,386
MRO Services	27,227	13,916	87,236	70,492
All other	20,117	52,307	53,888	134,249
Total	$204,919	$254,101	$611,566	$745,229
The Company adopted Topic 606 for revenue recognition using a modified retrospective approach, under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years. The effects of Topic 606 on the Company's customer revenues are summarized below:

	For the three months ending			For the nine months ending
	September 30, 2018			September 30, 2018
	Revenue			Revenue
	As Reported	Without Topic 606	Increase (decrease)	As Reported	Without Topic 606	Increase (decrease)
ACMI Services	$116,209	$163,866	$(47,657)	$355,172	$500,139	$(144,967)
MRO Services	27,227	25,319	1,908	87,236	80,237	6,999
Other (ground services)	20,117	60,953	(40,836)	53,888	191,820	(137,932)

ACMI Services revenues are generated from airline service agreements and are typically based on hours flown, the amount of aircraft operated and crew resources provided during a month. ACMI Services revenues are recognized over time as flight hours are performed for the customer. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are measured on a monthly basis and recorded to revenue in the corresponding month earned. Under CMI agreements, the Company's airlines have an obligation to provide integrated services including flight crews, aircraft maintenance and insurance for the customer's cargo network. Under ACMI agreements, the Company's airlines are also obligated to provide aircraft. Under CMI and ACMI agreements, customers are generally responsible for aviation fuel, landing fees, navigation fees and certain other flight expenses. When functioning as the customers' agent for arranging such services, the Company records amounts reimbursable from the customer as revenues net of the related expenses as the costs are incurred. Under charter agreements the Company's airline is obligated to provide full services for one or more flights having specific origins and destinations. Under charter agreements, in which the Company's airline is responsible for fuel, airport fees and all flight services, the related costs are recorded in operating expenses. ACMI Services are invoiced monthly or more frequently.
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
The Company's external customer revenues for providing mail and package sorting services and related equipment maintenance for the three and nine month periods ending September 30, 2018 were $19.5 million and $51.9 million, respectively, compared to $51.7 million and $132.7 million for the corresponding periods in 2017. During the three and nine month periods ended September 30, 2018, the Company netted $40.8 million and $137.9 million of customer reimbursable revenues against the related expenses when functioning as the customers' agent for arranging ground services, respectively. These revenues are reported in All other. The Company's external customer revenues from providing mail and package sorting services are recognized as the services are performed for the customer over time. Revenues from related equipment maintenance services are recognized over time and at a point in time depending on the nature of the customer contracts.
Revenue is not recognized until collectibility of customer payment is probable. For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. For the three and nine month periods ended September 30, 2018, the Company recognized $4.8 million and $8.8 million of non lease revenue that was reported in deferred revenue at the beginning of the respective period.
CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance.

The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2018	2017	2018	2017
Depreciation and amortization expense:
CAM	$31,590	$26,829	$91,055	$77,383
ACMI Services	10,950	9,805	31,502	31,368
MRO Services	840	680	2,520	2,039
All other	(179)	291	(252)	1,038
Total	$43,201	$37,605	$124,825	$111,828
Segment earnings (loss):
CAM	$19,034	$19,445	$49,892	$45,570
ACMI Services	61	300	4,993	(2,976)
MRO Services	2,332	2,514	8,115	16,805
All other	3,139	1,432	8,469	5,295
Inter-segment earnings eliminated	(2,420)	(3,285)	(6,776)	(10,105)
Net unallocated interest expense	(860)	(268)	(2,517)	(655)
Net gain (loss) on financial instruments	17,895	(34,433)	28,707	(100,213)
Other non-service components of retiree benefit costs, net	2,045	(5,529)	6,135	(5,883)
Loss from non-consolidated affiliate	(2,647)	(945)	(7,600)	(945)
Pre-tax earnings from continuing operations	$38,579	$(20,769)	$89,418	$(53,107)
Interest expense allocated to CAM was $4.7 million and $13.7 million for the three and nine month periods ending September 30, 2018, respectively, compared to $4.0 million and $10.9 million for the corresponding periods of 2017.
The Company's assets are presented below by segment (in thousands):

	September 30,	December 31
	2018	2017
Assets:
CAM	$1,246,833	$1,192,890
ACMI Services	180,382	189,379
MRO Services	96,277	87,177
All other	29,576	79,398
Total	$1,553,068	$1,548,844

NOTE O—SUBSEQUENT EVENT
On October 2, 2018, the Company announced that it has agreed to acquire Omni Air International LLC (Omni Air), a passenger ACMI and charter services airline with significant experience serving U.S. and allied foreign governments and commercial customers, for $845 million, subject to customary adjustments. Omni Air’s fleet includes seven Boeing 767-300ER, three 767-200ER and three 777-200ER passenger aircraft. The combination with Omni Air is anticipated to add over $430 million in annualized revenues to the Company. The acquisition of Omni Air is expected to diversify ATSG’s customer base, add significant presence in the growing government passenger services market, and broaden the Company's operating capabilities to include Boeing 777-200 extended range aircraft.  The acquisition will position the Company to meet customers’ global cargo needs with the longer-range 777 platform.
The Company plans to fund the all-cash acquisition of Omni Air by expanding its existing Senior Credit Agreement. The acquisition is expected to close during the fourth quarter of 2018, subject to regulatory approvals and the satisfaction of customary closing conditions. In conjunction with the close of the acquisition, the Company will have significant fees and estimates that deal expenses for the fourth quarter of 2018 will be $5.5 million in addition to financing fees.

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
DHL
The Company has had long-term contracts with DHL since August 2003. DHL accounted for 27% of the Company's consolidated revenues for the first nine months of 2018, compared with 31% of the Company's consolidated revenues excluding directly reimbursed revenues in the corresponding period in 2017. As of September 30, 2018, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL, 11 of which were being operated by the Company's airlines for DHL under a crew, maintenance and insurance agreement and five aircraft which are operated by a DHL-affiliated airline in the Middle East. Additionally, ATI operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL.
Amazon
The Company has been providing freighter aircraft, operating flight services and arranging cargo handling and logistical support for ASI since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM agreed to lease 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. CAM owns all of the Boeing 767 aircraft that are leased and operated under the ATSA. The ATSA became effective on April 1, 2016. Revenues from continuing operations performed for ASI comprised approximately 29% of the Company's consolidated revenues from continuing operations for the first nine months of 2018, compared with 27% of revenues, excluding directly reimbursed revenues, during the corresponding period in 2017.
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
The U.S. Military comprised 10% of the Company's consolidated revenues excluding directly reimbursed revenues during both the nine month periods ending September 30, 2018 and 2017, respectively. The Company's airlines contract their services to the Air Mobility Command ("AMC"), through the U.S. Transportation Command ("USTC"), both of which are organized under the U.S. Military.
Fleet Summary 2018
As of September 30, 2018, the combined operating fleet of owned freighter aircraft consisted of 34 Boeing 767-200 aircraft, 29 Boeing 767-300 aircraft, four Boeing 757-200 aircraft, four Boeing 757 "combi" aircraft and two Boeing 737-400 aircraft. The Boeing 757 combi aircraft are capable of simultaneously carrying passengers and cargo containers on the main flight deck. At September 30, 2018, the Company owned six Boeing 767-300 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first nine months of 2018 is summarized below:
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
- CAM sold one Boeing 767-300 freighter aircraft, which was under lease to an external customer, to that same external customer.

- CAM purchased five Boeing 767-300 passenger aircraft for the purpose of converting the aircraft into a standard freighter configuration.
- External lessees returned two Boeing 767-200 freighter aircraft to CAM. Both of these aircraft are being prepped for redeployment to other lessees.

	September 30, 2018			December 31, 2017
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200	7	27	34	7	29	36
Boeing 767-300	4	25	29	4	21	25
Boeing 757-200	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Boeing 737-400	—	2	2	—	1	1
Total	19	54	73	19	51	70
Other aircraft
Owned Boeing 767-300 under modification	—	6	6	—	6	6
Owned Boeing 737-400 under modification	—	—	—	—	1	1
Owned Boeing 767 available or staging for lease	—	2	2	—	—	—
As of September 30, 2018, ABX and ATI were leasing 19 in-service aircraft internally from CAM for use in ACMI Services. As of September 30, 2018, four of CAM's 27 Boeing 767-200 aircraft and seven of the 25 Boeing 767-300 aircraft shown in the aircraft fleet table above were leased to DHL and operated by ABX. Additionally, 12 of CAM's 27 Boeing 767-200 aircraft and eight of CAM's 25 Boeing 767-300 aircraft were leased to ASI and operated by ABX or ATI. The other 11 Boeing 767-200 aircraft leased to external customers include five Boeing 767-200 aircraft leased to DHL and operated by a DHL-owned airline. One of the other 10 Boeing 767-300 aircraft leased to external customers was operated by ATI. The carrying values of the total in-service fleet as of September 30, 2018 and December 31, 2017 were $982.2 million and $955.2 million, respectively. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations decreased by $49.2 million to $204.9 million and decreased by $133.7 million to $611.6 million for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("Topic 606”). As a result of adopting Topic 606 beginning January 1, 2018, the Company reported certain revenues net of related expenses that are directly reimbursed by customers. Corresponding 2017 revenues include such expense reimbursements. Excluding revenues directly reimbursed in 2017, customer revenues increased $23.0 million, or 13% and $53.9 million, or 10% during the three and nine month periods ended September 30, 2018, respectively, compared with the corresponding periods of 2017. External customer revenues increased primarily due to additional aircraft leases and expanded CMI services.
The consolidated net earnings from continuing operations were $32.9 million and $73.1 million for the three and nine month periods ended September 30, 2018, respectively, compared to net losses of $28.2 million and $72.4 million for the corresponding periods of 2017. The pre-tax earnings from continuing operations were $38.6 million and $89.4 million for the three and nine month periods ended September 30, 2018, respectively, compared to pre-tax losses of $20.8 million and $53.1 million for the corresponding periods of 2017. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. Net earnings from continuing operations for 2018 benefited from a lower effective tax rate due to The Tax Cuts and Jobs Acts ("Tax Act") which was enacted on December 22, 2017. On a pre-tax basis, earnings included gains of $17.9 million and $28.7 million for the three and nine months ended September 30, 2018, respectively, for the re-measurement of financial instruments, including the warrant obligations granted to Amazon. This compares to pre-tax losses for re-measurement of such financial instruments of $34.4 million and $100.2 million for the corresponding periods of 2017. Pre-tax earnings were also reduced by $4.2 million and $12.7 million for the three and nine month periods ended September 30, 2018, respectively, for the amortization of lease incentives given to ASI in the form of warrants, compared to $3.9 million and $9.8 million for the corresponding periods of 2017. Additionally, pre-tax earnings from continuing operations included gains of $2.0 million and $6.1 million for the three and nine month periods ended September 30, 2018, respectively, for the non-service components of retiree benefit plans, compared to losses of $5.5 million and $5.9 million for the corresponding periods of 2017. Pre-tax earnings for the three and nine month periods ending September 30, 2018 included losses of $2.6 million and $7.6 million, respectively, for the Company's share of development costs for a new joint venture. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) increased $1.5 million to $25.5 million and $11.2 million to $74.9 million for the three and nine month periods ended September 30, 2018, respectively, compared to 2017. Results for the three and nine month periods ended September 30, 2018 included an additional pre-tax interest expense of $2.1 million and $6.2 million, respectively, for the amortization of convertible debt discount and issuance costs.
Adjusted pre-tax earnings from continuing operations for the first nine months of 2018 improved compared to 2017, driven primarily by additional aircraft lease revenues and the improved financial results of our airline operations. The pre-tax results included reduced earnings from MRO Services due to a mix of lower margin services compared to 2017. Adjusted pre-tax earnings from continuing operations for the three months ended September of 2018 improved compared to 2017, primarily due to increased support services for USPS facilities and ASI gateways. Adjusted pre-tax earnings from continuing operations for the three months ended September of 2018 reflects fewer spare engine leases, less engine maintenance services revenues and additional lease incentive amortization compared to 2017.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2018	2017	2018	2017
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$63,012	$62,351	178,217	165,733
Lease incentive amortization	(4,226)	(3,886)	(12,678)	(9,760)
Total CAM	58,786	58,465	165,539	155,973
ACMI Services	116,224	112,203	355,204	332,120
MRO Services	46,879	39,928	145,125	146,602
Other Activities	22,598	17,141	61,611	70,245
Total Revenues	244,487	227,737	727,479	704,940
Eliminate internal revenues	(39,568)	(45,777)	(115,913)	(147,319)
Customer Revenues - non reimbursed	$204,919	$181,960	$611,566	$557,621
Revenues for reimbursed expenses	—	72,141	—	187,608
Customer Revenues	$204,919	$254,101	$611,566	$745,229

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$19,034	$19,445	49,892	45,570
ACMI Services	61	300	4,993	(2,976)
MRO Services	2,332	2,514	8,115	16,805
Other Activities	3,139	1,432	8,469	5,295
Inter-segment earnings eliminated	(2,420)	(3,285)	(6,776)	(10,105)
Net unallocated interest expense	(860)	(268)	(2,517)	(655)
Net financial instrument re-measurement (loss) gain	17,895	(34,433)	28,707	(100,213)
Other non-service components of retiree benefit costs, net	2,045	(5,529)	6,135	(5,883)
Loss from non-consolidated affiliate	(2,647)	(945)	(7,600)	(945)
Pre-Tax Earnings (Loss) from Continuing Operations	38,579	(20,769)	89,418	(53,107)
Add other non-service components of retiree benefit costs, net	(2,045)	5,529	(6,135)	5,883
Add charges for non-consolidated affiliate	2,647	945	7,600	945
Add lease incentive amortization	4,226	3,886	12,678	9,760
Add net loss (gain) on financial instruments	(17,895)	34,433	(28,707)	100,213
Adjusted Pre-Tax Earnings from Continuing Operations	$25,512	$24,024	$74,854	$63,694
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
Effective January 1, 2018, we adopted Topic 606 using a modified retrospective approach, under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years. We determined that under Topic 606, the Company is an agent for aircraft fuel and certain other costs reimbursed under its ACMI and CMI contracts and for certain ground services that it arranges for ASI. Under the new standard, such reimbursed amounts are reported net of the corresponding expenses beginning in 2018. Revenues for the three and nine month periods ended September 30, 2017 included $72.1 million and $187.6 million for reimbursable revenues under its ACMI and CMI contracts and for directly reimbursed ground services, which, under the new standard, have been reported net of the related expenses in 2018.
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to eight years.
As of September 30, 2018 and 2017, CAM had 54 and 47 aircraft under lease to external customers, respectively. CAM's revenues increased by $0.3 million and $9.6 million for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. CAM's revenues from aircraft leases increased, while revenues for engine leases and engine maintenance services declined during the third quarter of 2018 compared to 2017. CAM's revenues, excluding customer lease incentive amortization, increased $0.7 million and $12.5 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017, primarily as a result of new aircraft leases. Since October 1, 2017, CAM has added eight Boeing 767-300 freighter aircraft and two Boeing 737-400 freighter aircraft to its lease portfolio. Revenues from external customers totaled $41.4 million and $115.3 million for the three and nine month periods ended September 30, 2018, respectively, compared to $40.9 million and $104.1 million for the corresponding periods of 2017.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $19.0 million and $49.9 million during the three and nine month periods ended September 30, 2018, respectively, compared to $19.4 million and $45.6 million during the corresponding periods of 2017. Pre-tax earnings for 2018 reflects additional external aircraft lease revenues. These additions were partially offset by increases in internally allocated interest expense of $0.6 million and $2.8 million for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017 due to higher debt levels. The pre-tax earnings were also partially offset by the increased amortization of the ASI lease incentive of $0.3 million and $2.9 million for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. Depreciation expense increased by $4.8 million and $13.7 million for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017, due to the addition of six Boeing aircraft in the first nine months of 2018 compared to 2017. Pre-tax earnings during the third quarter of 2018 reflect fewer spare engine leases and less engine maintenance services revenues compared to 2017. Additionally, CAM's pre-tax earnings during the third quarter of 2018 was reduced due to the transition time of aircraft between lessees.
During the first nine months of 2018, CAM purchased five 767-300 passenger aircraft for freighter conversion. CAM also sold one Boeing 767-300 aircraft which had been under a long-term lease to an external customer. As of September 30, 2018, all five of the Boeing 767-300 passenger aircraft purchased in 2018 and one Boeing 767-300 passenger aircraft purchased during 2017 were being modified from passenger to freighter configuration.
CAM expects to complete the freighter modification of five of the six passenger aircraft which it owned at September 30, 2018 during the fourth quarter of 2018. CAM has customer commitments or letters of intent for three of these five aircraft. CAM's future operating results will depend on the timing and lease rates under which these aircraft are ultimately leased. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers.
ACMI Services Segment
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance and insurance ("ACMI"). Our customers are usually responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Military, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of September 30, 2018, ACMI

Services included 51 in-service aircraft, including 19 leased internally from CAM, 11 CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the restated CMI agreement, 20 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA and another CAM-owned freighter operated by ATI.
Total revenues from ACMI Services decreased $30.7 million and $81.2 million during the three and nine month periods ended September 30, 2018, respectively, to $116.2 million and $355.2 million compared to the corresponding periods of 2017. ACMI Services revenues for the three and nine month periods ended September 30, 2017 included $34.7 million and $104.3 million, respectively, for the reimbursement of fuel and certain operating expenses. Such revenues for 2018 are reported net of expenses after the adoption of Topic 606. Airline services revenues from external customers, which do not include revenues for the reimbursement of fuel and certain operating expenses, increased $4.0 million and $23.1 million for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. Improved revenues were driven by additional aircraft operations for ASI and reflect a 2% and 6% increase in billable block hours for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. As of September 30, 2018, ACMI Services included the operation of the same number of CAM-owned aircraft as of September 30, 2017.
ACMI Services had pre-tax earnings of $0.1 million and $5.0 million during the three and nine month periods ended September 30, 2018, respectively, compared to pre-tax earnings of $0.3 million and losses of $3.0 million for the corresponding periods of 2017. Improved pre-tax results in 2018 compared to 2017 reflect higher revenues from increased block hours offset by the cost of additional employees and aircraft maintenance expenses to support the expanded operations. In March 2018, ATI began to implement a recently ratified amendment to the collective bargaining agreement with its crewmembers. The amendment resulted in increased wages for the ATI crewmembers beginning in the second quarter of 2018.
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
MRO Services Segment
MRO Services sells aircraft parts and provides aircraft maintenance and modification services through the AMES and Pemco World Air Services, Inc. ("Pemco"), subsidiaries. Total revenues from MRO Services increased $7.0 million and decreased $1.5 million for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. External customer revenues for MRO Services increased $13.3 million and $16.7 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. Revenues for 2018 reflect the change in accounting standards beginning in 2018 after the adoption of Topic 606 to recognize certain aircraft maintenance and modification services over time instead of upon completion. During 2017, revenues were recognized in large amounts upon completion and redelivery of an aircraft to the customer.
The pre-tax earnings from MRO Services decreased $0.2 million and $8.7 million during the three and nine month periods ended September 30, 2018 to $2.3 million and $8.1 million, respectively, compared to the corresponding periods of 2017. The decline in MRO Services profitability reflects a mix of more lower margin maintenance services revenues during 2018 and longer completion times. During the third quarter of 2018, the time to complete several complex maintenance projects took longer than expected, negatively impacting earnings.
Other Activities
We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. We provided mail and package sorting and logistical support to the U.S. Postal Service (“USPS”) at five USPS facilities and, further, arrange similar services for certain

ASI gateway locations in the U.S. We provide maintenance for ground equipment, facilities and material handling equipment. We also resell aviation fuel in Ohio and provide flight training.
External customer revenues from all other activities were $20.1 million and $53.9 million during the three and nine month periods ended September 30, 2018, respectively, compared to $52.3 million and $134.2 million for the corresponding periods of 2017. Customer revenues for the three and nine month periods ended September 30, 2017 included $37.4 million and $83.3 million, respectively, for the reimbursement of certain ground services that it arranges for ASI which are being netted against expenses in 2018, after the adoption of Topic 606. Revenues from external customers, which do not include 2017 revenues for the reimbursement of certain ground services, increased $5.2 million and increased $3.0 million for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. The increase in revenue compared to 2017 was driven by additional mail volumes, higher contractual rates and additional ground support services provided to ASI. During June of 2018, we began to provide cargo handling and related ground support services directly to ASI at one of its gateway locations.
The pre-tax earnings from other activities increased $1.7 million and $3.2 million during the three and nine month periods ended September 30, 2018 to $3.1 million and $8.5 million, respectively, compared to the corresponding periods of 2017. Additional earnings were a result of higher contractual rates and increased volumes at the USPS facilities, additional ASI services and improved results from an airline affiliate accounted for under the equity method.
The contracts for five USPS facilities expired in September 2018 without renewal. Revenues from these USPS facilities were $9.6 million and $28.9 million during the three and nine month periods ended September 30, 2018, respectively,
Discontinued Operations
The financial results of discontinued operations primarily reflect benefits for former employees previously associated with ABX's former freight sorting and aircraft fueling services provided to DHL. Pre-tax results related to the former sorting operations were a $0.7 million gain and a $6.7 million loss for the first nine months of 2018 and 2017, respectively.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $10.2 million and $16.7 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. Expenses for the three and nine month periods ended September 30, 2018, increased due to higher flight crew wages in conjunction with an amendment to the collective bargaining agreement with the ATI crewmembers, additional employees and additional aircraft maintenance technician time to support increased block hours and increased MRO services revenues.
Depreciation and amortization expense increased $5.6 million and $13.0 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. The increase in depreciation expense reflects incremental depreciation for eight Boeing 767-300 aircraft and two Boeing 737-400 aircraft added to the operating fleet since October 1, 2017. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $0.4 million and increased $6.2 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. The increase in expenses during 2018 compared to 2017 was due primarily to MRO Services for external customers. During 2018, MRO Services had an increased level of customer revenues and direct expenses compared to 2018. Additionally, during the third quarter of 2018, the airlines experienced a decline in engine maintenance incidents and costs. Aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense decreased by $28.1 million and $83.5 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. In 2017, fuel expense included reimbursable fuel billed to DHL, ASI and other ACMI customers which is being netted against the revenue in 2018 after the adoption of Topic 606. The customer-reimbursed fuel for the three and nine month periods ended September 30, 2017 was $30.4 million and $90.2 million, respectively. Fuel expense includes the cost of fuel to operate U.S. Military charters as well as fuel used to position aircraft for service and for maintenance purposes. Fuel expense, excluding customer reimbursed fuel increased $2.3 million and $6.7 million for the three and nine month periods ended September 30, 2018 compared to 2017 due to more block hours flown for military customers in the first nine months of 2018.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services and other airport services. Contracted ground and aviation services decreased $37.8 million and $85.8 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. The decrease is primarily due to the netting of reimbursable revenues from certain ground services arranged for ASI against the expense in 2018 due to the adoption of Topic 606. The customer-reimbursed expenses in the three and nine month periods ended September 30, 2017 were $38.2 million and $86.9 million, respectively.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $3.5 million and $10.7 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. The decrease is primarily due to the netting of reimbursable revenues from landing and ramp fees billed to DHL, ASI and other ACMI customers against the expense in 2018 due to the adoption of Topic 606.
Other operating expenses increased by $0.4 million and decreased $3.9 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. Other operating expenses include professional fees, employee training and utilities. The decline in other operating expenses for the first nine months of 2018 includes gains related to the sale of equipment, improved operating results of an airline affiliate accounted for under the equity method and lower expense for uncollectible customer accounts compared to the same periods of 2017.
Interest expense increased by $1.3 million and $4.7 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. Interest expense increased due to a higher average debt level and interest rates on the Company's outstanding loans. Capitalized interest due to our fleet expansion was flat during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017. Interest expense in the first nine months of 2018 was also impacted by the convertible notes issued in September 2017. The convertible notes have a principal value of $258.8 million and bear interest at a cash coupon rate of 1.125%. At the time of issuance, the value of the conversion feature of the convertible notes was recorded as a debt discount and is being amortized along with debt issuance costs to interest expense over the seven year term of the convertible notes. The non-cash amortization of the debt discount and issuance costs was $2.1 million and $6.2 million during the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods of 2017.
The Company recorded pre-tax net gains on financial instruments of $17.9 million and $28.7 million during the three and nine month periods ended September 30, 2018, respectively, compared to losses of $34.4 million and $100.2 million during the corresponding periods of 2017. The gains are primarily a result of re-measuring, as of September 30, 2018, the fair value of the stock warrants granted to Amazon. A decrease in the fair value of the warrant obligation since the previous re-measurement dates of June 30, 2018 and December 31, 2017, corresponded to a decrease in the traded price of the Company's shares and resulted in non-cash losses. The non-cash gains and losses resulting from quarterly re-measurements of the warrants may vary widely among quarters.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2018, have been estimated utilizing a 24.4% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective tax rate during a period.
The effective tax rate from continuing operations for the three and nine month periods ended September 30, 2018, was 14.6% and and 18.3%, respectively. These effective tax rates include deferred tax expense related to the warrant re-measurement loss at the end of the period. The effective tax rate before including the effects of the warrants was 23.8% and 23.9% for the three and nine month periods ended September 30, 2018, respectively. The effective tax rate before including the effects of the warrants for the three and nine month periods ended September 30, 2017 were 37.5% and 36.5%, respectively. The effective tax rate decreased for the first nine months of 2018 due to the enactment of the Tax Act in December 2017.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $200.8 million and $191.3 million for the first nine months of 2018 and 2017, respectively. Improved cash flows generated from operating activities during the first nine months of 2018 were driven primarily by additional aircraft leases to customers, increased operating levels of the ACMI Services segment and customer collections. Cash outlays for pension contributions for the first nine months of 2018 were $22.2 million compared to $4.1 million for the corresponding period of 2017.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $214.0 million and $218.8 million for the first nine months of 2018 and 2017, respectively. Capital expenditures in 2018 included $149.2 million for the acquisition of five Boeing 767-300 aircraft and freighter modification costs; $38.4 million for required heavy maintenance; and $26.4 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures during 2017 included $159.4 million for the acquisition of five Boeing 767-300 aircraft and two Boeing 737-400 aircraft and freighter modification costs; $36.2 million for required heavy maintenance; and $23.2 million for other equipment, including purchases of aircraft engines and rotables.
During the first nine months of 2018 we contributed an additional $8.3 million to a joint venture with Precision Aircraft Solutions, LLC, which is developing a passenger-to-freighter conversion program for Airbus A321-200 aircraft. During the first quarter of 2017 we paid $6.9 million to complete our acquisition of Pemco World Air Services, Inc.
Net cash provided by financing activities was $14.8 million for the first nine months of 2018 compared to $61.9 million in 2017. During the first nine months of 2018, we drew $60.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending for aircraft acquisition and modifications. We made debt principal payments of $39.9 million.
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
Commitments
On October 2, 2018, we announced that the Company has agreed to acquire Omni Air for $845 million, subject to adjustments, as described in Note O in the accompanying financial statements. The Company plans to fund the all-cash acquisition of Omni Air by expanding its existing Senior Credit Agreement. The acquisition is expected to close during the fourth quarter of 2018, subject to regulatory approvals and the satisfaction of customary closing conditions. In conjunction with the close of the acquisition, the Company will have significant fees. We estimate that deal expenses for the fourth quarter of 2018 will be $5.5 million in addition to financing fees.
We estimate that capital expenditures for 2018 will total $280 million of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance, modification processes and the timing of large payments. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note H of the accompanying financial statements.

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
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $59.3 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $280.0 million, net of repayments, as of September 30, 2018. The revolving credit facility has a capacity of $545.0 million, permitted additional indebtedness of $300.0 million of which $258.8 million has been utilized for the issuance of convertible notes, and an accordion feature whereby the Company can draw up to an additional $100.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 767 and 757 freighter aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 125% of the outstanding balances of the term loan and the maximum capacity of revolving credit facility or 150% of the outstanding balance of the term loan and the total funded revolving credit facility, whichever is less. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. Absent such future extensions, the maturity date is currently set to expire on May 30, 2023.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA (earnings before interest, taxes, depreciation and amortization expenses). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loan and the revolving credit facility both bear a variable interest rate of 3.75%.
At September 30, 2018, the Company had $43.5 million of cash balances. The Company had $254.9 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $10.1 million. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, which is being amended and restated in conjunction with the pending acquisition of Omni Air, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2018 and 2017, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
On October 2, 2018, the Company announced that it has agreed to acquire Omni Air as described in this report. As a result, the Company faces additional risks and uncertainties associated with the pending acquisition, including, but not limited to, the possibility: (i) that one or more closing conditions to the acquisition, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the acquisition, or may require conditions, limitations or restrictions in connection with such approvals; (ii) the risk that the acquisition may not be completed on the terms or in the time frame expected by the Company, or at all; (iii) uncertainty of the expected financial performance of the combined company following completion of the acquisition; (iv) failure to realize the anticipated benefits of the acquisition; (v) difficulties and delays in achieving synergies of the combined company; (vi) the inability to retain key personnel subsequent to the acquisition; (vii) the occurrence of any event that could give rise to termination of the acquisition; (viii) changes in general economic and/or industry specific conditions that could adversely impact the acquisition; and (ix) actions by third parties, including government agencies that could adversely impact the acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board again amended the common stock repurchase program to increase the amount that management may repurchase to $150 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the third quarter of 2018. As of September 30, 2018, the Company has repurchased 6,592,349 shares and has a maximum dollar value of shares that may yet be purchased under the program of $61.3 million.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation

3.1	Restated Certificate of Incorporation of Air Transport Services Group, Inc. (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2018

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	November 2, 2018

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 2, 2018	and Principal Accounting Officer)