Form 10-K/A
period 2018-12-31
Air Transport Services Group, Inc.
filed 2019-03-29
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Air Transport Services Group, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K (the "Form 10-K") for the year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019, in response to comments received by the Company from the Securities and Exchange Commission regarding the Company’s request for confidential treatment of certain portions of the Amended and Restated Stockholders Agreement, dated as of December 20, 2018, by and between the Company and Amazon.com, Inc. (the "Amended Stockholders Agreement”), filed as Exhibit 10.67 to the original Form 10-K. The Company is also filing this Amendment to correct the description and reference to Exhibit No. 3.2 to the Form 10-K. The Company is filing this Amendment for the sole purpose of disclosing language in the Amended Stockholders Agreement that the Company previously redacted from the version of Exhibit 10.67 it filed with the original Form 10-K pursuant to the Company’s request for confidential treatment and to correct the description and the reference to Exhibit No. 3.2 to the Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.
Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures presented in, or attached as exhibits to, the original Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements
The following are filed in Part II, item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets*
Consolidated Statements of Operations*
Consolidated Statements of Comprehensive Income*
Consolidated Statements of Cash Flows*
Consolidated Statements of Stockholders’ Equity*
Notes to Consolidated Financial Statements*

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
* Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 1, 2019, which is being amended hereby.

(3)	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation

3.1	Restated Certificate of Incorporation of Air Transport Services Group, Inc. (31)

3.2	Amended and Restated Bylaws of Air Transport Services Group, Inc., reflecting amendments through March 13, 2018. (16)

Instruments defining the rights of security holders

4.1	Indenture, dated September 29, 2017, by and between Air Transport Services Group, Inc. and U.S. Bank National Association. (28)

4.2	Form of 1.125% Convertible Senior Note due 2024 (included in Exhibit 4.1). (28)

Material Contracts

10.1	Director compensation fee summary. (8)
10.2	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (2)

10.3	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (3)

10.4	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (4)

10.5	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (5)

10.6	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (7)

10.7	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (7)

10.8	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009 (6), as amended by Amendment to the Guaranty dated as of January 14, 2015 (20)

10.9	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.10	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.11	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (18)

10.12	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (10)

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

10.62
Second Amended and Restated Credit Agreement, dated as of November 9, 2018, among Cargo Aircraft Management, Inc., as borrower; Air Transport Services Group, Inc.; the lenders from time to time party thereto; SunTrust Bank, as Administrative Agent; Bank of America, N.A. and PNC Bank, National Association, as Co-Syndication Agents; and Regions Bank, JPMorgan Chase Bank, N.A. and Branch Banking and Trust Company, as Co-Documentation Agents. (32)

10.63
Second Amended and Restated Guarantee and Collateral Agreement made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent, dated as of November 9 2018.  (32)

10.64
Purchase and Sale Agreement, by and among Air Transport Services Group, Inc. and the Sellers and the Sellers' Representative Named Herein, dated as of October 1, 2018. Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule. (32)

10.65
Investment Agreement, dated as of December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (32)

10.66
Warrant to Purchase Common Stock, issued December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (32)

10.67
Amended and Restated Stockholders Agreement, dated as of December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc., filed herewith. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (1)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc. (32)

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm (32)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	The Company's Code of Ethics can be accessed from the Company's Internet website at www.atsginc.com.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2006.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission.

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

(16)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 19, 2018.

(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2013.

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.

(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014.

(20)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015, as amended by the Company's Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 7, 2015.

(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.

(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016.

(24)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2016.

(25)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 27, 2016.

(26)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2017.

(27)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 2017.

(28)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 29, 2017.

(29)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 2017.

(30)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017.

(31)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2018.

(32)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2019
Joseph C. Hete

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2019
Quint O. Turner