Form 10-Q
period 2019-03-31
Air Transport Services Group, Inc.
filed 2019-05-10
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATSG	NASDAQ Stock Market LLC
As of May 10, 2019, 59,346,963 shares of the registrant’s common stock, par value $0.01, were outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in the Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019.
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

FORWARD LOOKING STATEMENTS
Statements contained in this Quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2018 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$49,407	$59,322
Accounts receivable, net of allowance of $2,998 in 2019 and $1,444 in 2018	133,995	147,755
Inventory	32,750	33,536
Prepaid supplies and other	23,225	18,608
TOTAL CURRENT ASSETS	239,377	259,221
Property and equipment, net	1,569,840	1,555,005
Lease incentive	159,629	63,780
Goodwill and acquired intangibles	536,229	535,359
Operating lease assets	50,586	—
Other assets	76,301	57,220
TOTAL ASSETS	$2,631,962	$2,470,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$117,408	$109,843
Accrued salaries, wages and benefits	40,258	50,932
Accrued expenses	11,821	19,623
Current portion of debt obligations	34,707	29,654
Current portion of lease obligations	16,558	—
Unearned revenue	21,381	19,082
TOTAL CURRENT LIABILITIES	242,133	229,134
Long term debt	1,373,426	1,371,598
Stock warrant obligations	372,476	203,782
Post-retirement obligations	62,233	64,485
Long term lease obligations	32,631	—
Other liabilities	44,875	51,905
Deferred income taxes	113,374	113,243
TOTAL LIABILITIES	2,241,148	2,034,147
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 110,000,000 shares authorized; 59,351,326 and 59,134,173 shares issued and outstanding in 2019 and 2018, respectively	594	591
Additional paid-in capital	471,245	471,158
Accumulated earnings	7,358	56,051
Accumulated other comprehensive loss	(88,383)	(91,362)
TOTAL STOCKHOLDERS’ EQUITY	390,814	436,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,631,962	$2,470,585

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
REVENUES	$348,183	$203,040
OPERATING EXPENSES
Salaries, wages and benefits	99,341	70,783
Depreciation and amortization	62,637	40,004
Maintenance, materials and repairs	44,738	36,866
Fuel	34,750	5,788
Contracted ground and aviation services	15,598	2,384
Travel	20,098	6,632
Landing and ramp	3,048	1,148
Rent	3,753	3,230
Insurance	1,911	1,357
Transaction fees	373	—
Other operating expenses	15,408	7,205
	301,655	175,397
OPERATING INCOME	46,528	27,643
OTHER INCOME (EXPENSE)
Interest income	96	23
Non-service component of retiree benefit (costs) credits	(2,351)	2,045
Net gain (loss) on financial instruments	4,500	(885)
Loss from non-consolidated affiliate	(3,816)	(2,536)
Interest expense	(17,390)	(5,362)
	(18,961)	(6,715)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27,567	20,928
INCOME TAX EXPENSE	(4,933)	(5,246)
EARNINGS FROM CONTINUING OPERATIONS	22,634	15,682
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	31	196
NET EARNINGS	$22,665	$15,878

BASIC EARNINGS PER SHARE
Continuing operations	$0.38	$0.27
Discontinued operations	0.01	—
TOTAL BASIC EARNINGS PER SHARE	$0.39	$0.27

DILUTED EARNINGS PER SHARE
Continuing operations	$0.25	$0.26
Discontinued operations	—	0.01
TOTAL DILUTED EARNINGS PER SHARE	$0.25	$0.27

WEIGHTED AVERAGE SHARES
Basic	58,838	58,840
Diluted	60,437	59,558

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
NET EARNINGS	$22,665	$15,878
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	2,951	687
Defined Benefit Post-Retirement	33	42
Foreign Currency Translation	(5)	(16)

TOTAL COMPREHENSIVE INCOME, net of tax	$25,644	$16,591

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2018	59,057,195	$591	$471,456	$(13,748)	$(63,020)	$395,279
Stock-based compensation plans
Grant of restricted stock	101,400	1	(1)			—
Issuance of common shares, net of withholdings	78,917	1	(1,321)			(1,320)
Purchase of common stock	(157,000)	(2)	(3,578)			(3,580)
Cumulative effect in change in accounting principle				514		514
Amortization of stock awards and restricted stock			1,014			1,014
Total comprehensive income (loss)				15,878	713	16,591
BALANCE AT MARCH 31, 2018	59,080,512	$591	$467,570	$2,644	$(62,307)	$408,498

BALANCE AT JANUARY 1, 2019	59,134,173	$591	$471,158	$56,051	$(91,362)	$436,438
Stock-based compensation plans
Grant of restricted stock	125,200	2	(2)			—
Issuance of common shares, net of withholdings	91,953	1	(1,385)			(1,384)
Cumulative effect in change in accounting principle				(71,358)		(71,358)
Amortization of stock awards and restricted stock			1,474			1,474
Total comprehensive income				22,665	2,979	25,644
BALANCE AT MARCH 31, 2019	59,351,326	$594	$471,245	$7,358	$(88,383)	$390,814

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES:
Net earnings from continuing operations	$22,634	$15,682
Net earnings from discontinued operations	31	196
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	69,579	46,320
Pension and post-retirement	3,925	942
Deferred income taxes	4,705	5,053
Amortization of stock-based compensation	1,474	1,014
Net (gain) loss on financial instruments	(4,500)	885
Changes in assets and liabilities:
Accounts receivable	15,754	10,567
Inventory and prepaid supplies	(4,441)	4,871
Accounts payable	2,206	(608)
Unearned revenue	3,080	(3,752)
Accrued expenses, salaries, wages, benefits and other liabilities	(9,267)	(10,079)
Pension and post-retirement assets	(2,252)	(4,584)
Other	4,474	2,335
NET CASH PROVIDED BY OPERATING ACTIVITIES	107,402	68,842
INVESTING ACTIVITIES:
Expenditures for property and equipment	(91,856)	(79,092)
Proceeds from property and equipment	—	16,763
Acquisitions and investments in businesses, net of cash acquired	(15,844)	(2,450)
NET CASH (USED IN) INVESTING ACTIVITIES	(107,700)	(64,779)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(7,969)	(17,390)
Other financing payments	(264)	(17)
Proceeds from borrowings	—	30,000
Purchase of common stock	—	(564)
Withholding taxes paid for conversion of employee stock awards	(1,384)	(1,319)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,617)	10,710

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,915)	14,773
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,322	32,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,407	$47,472

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$16,925	$2,413
Income taxes paid	$—	$526
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$15,812	$24,629
See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose subsidiaries leases aircraft, provide contracted airline operations, ground services, aircraft modification and maintenance services and other support services mainly to the air transportation and package delivery industries. The Company's subsidiaries offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers.
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
Basis of Presentation
The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the financial statements reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of management, but actual results could differ materially from those estimates.
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

On February 1, 2019, the Company acquired a group of companies under common control, referred to as TriFactor. Trifactor resells material handling equipment and provides engineering design solutions for warehousing, retail distribution and e-commerce operations. Revenues and operating expenses include the activities of TriFactor for periods since its acquisition by the Company. The acquisition of TriFactor did not have a significant impact on the Company's financial statements or results of operations.
Accounting Standards Updates
Effective January 1, 2018 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("Topic 606”) which superseded previous revenue recognition guidance. Topic 606 is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company's lease revenues within the scope of Accounting Standards Codification 840, Leases, ("Topic 840") are specifically excluded from Topic 606.
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
Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2016-02, “Leases (Topic 842)” which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company’s consolidated income statement or consolidated cash flow statement. The adoption of Topic 842 resulted in the recognition of ROU assets and corresponding lease liabilities as of January 1, 2019 in the amount of $52.6 million for leases classified as operating leases. Topic 842 also applies to the Company's aircraft lease revenues, however, the adoption of Topic 842 did not have a significant impact on the Company's accounting for its customer lease agreements.
The Company adopted the package of practical expedients and transition provisions available for expired or existing contracts, which allowed the Company carryforward its historical assessments of 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. Additionally, for real estate leases, the Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Further, the Company elected the short-term lease exception policy, permitting it exclude the recognition requirements for leases with terms of 12 months or less. See Note H for additional information about leases.
In February 2018, the FASB issued ASU No. 2018-02 “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. federal tax legislation known as the Tax Cuts and Jobs Act. ASU 2018-02 is effective for years beginning after December 15, 2018, and interim periods within those fiscal years. The Company elected to retain stranded tax effects in accumulated other comprehensive income.
In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Non-employee Share-based Payment Accounting" ("ASU 2018-07"). ASU 2018-07 amends ASC 718, "Compensation - Stock Compensation" ("ASC 718"), with the intent of simplifying the accounting for share-based payments granted to non-employees for goods and services and aligning the accounting for share-based payments granted to non-employees with the accounting for share-based payments granted to employees. The Company adopted ASU 2018-07 on January 1, 2019 using the modified retrospective approach as required. ASU 2018-07 replaced ASC 505-50, "Equity-Based Payments to Non-employees" ("ASC 505-50") which was previously applied by the Company for warrants granted to Amazon.com, Inc.

("Amazon") as customer incentives. As a result of ASU 2018-07, the Company applied accounting guidance for financial instruments to the unvested warrants conditionally granted to Amazon in conjunction with an investment agreement reached with Amazon on December 22, 2018. Applying ASU 2018-07 as of January 1, 2019, through the modified retrospective approach, resulted in the recognition of $176.9 million for unvested warrant liabilities, $100.1 million for customer incentive assets and cumulative-effect adjustments of $71.4 million to reduce retained earnings for customer incentives that were not probable of being realized.
The adoption of ASU2018-07 on January 1, 2019 did not have an impact on the accounting for vested warrants.

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The Changes in the carrying amount of goodwill for the three month period ended March 31, 2019, by operating segment, are as follows:

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2018	$153,290	$234,571	$2,884	$390,745
Acquisition of TriFactor	—	—	5,229	5,229
Carrying value as of March 31, 2019	$153,290	$234,571	$8,113	$395,974
Changes in the carrying amount of acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2018	$9,000	$135,614	$144,614
Amortization	—	(2,859)	(2,859)
Right of use asset	—	(1,500)	(1,500)
Carrying value as of March 31, 2019	$9,000	$131,255	$140,255
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship and STC intangibles, over 4 to 20 years.
The acquisition of Omni by the Company is reported in accordance with Accounting Standards Codification 805, Business Combinations, in which the total purchase price is allocated to Omni’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was recorded as goodwill. The purchase price exceeded the fair value of the net assets acquired due to the strategic opportunities and expected benefits associated with adding Omni's capabilities to the Company's existing offerings in the market. The allocation of the purchase price to specific assets and liabilities is based, in part, upon preliminary valuations from internal estimates and independent appraisals.
The following table provides pro forma condensed combined financial information (in thousands) for the Company after giving effect to the Omni acquisition. This information is based on adjustments to the historical consolidated financial statements of Omni using the purchase method of accounting for business combinations. The pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results that would have actually been reported as of the date or for the quarter presented had the acquisition taken place on such date or at the beginning of the quarter indicated, or to project the Company’s financial position or results of operations which may be reported in the future.

The pro forma results exclude non-recurring charges recorded by Omni that were directly related to the acquisition by the Company. Combined results for Air Transport Services Group and Omni for the quarter ended March 31, 2018 were adjusted for the following in order to create the unaudited pro forma results in the table:

Three Months Ended
March 31, 2018
Pro forma revenues	$305,856
Pro forma net earnings from continuing operations	21,413
The following adjustments were made to the historical financial records to create the unaudited pro forma information in the table above:

•	Adjustments to eliminate transactions between the Company and Omni during the three month period ended March 31, 2018.

•
Adjustment to reflect estimated additional depreciation and amortization expense of $2.6 million for the three month period ended March 31, 2018, resulting primarily from the fair value adjustments to Omni’s intangible assets. Pro forma combined depreciation expense for the periods presented reflect the increased fair values of the aircraft acquired and longer useful lives of the aircraft, indicative of the Company's polices and intent to modify certain aircraft to freighters as an aircraft is removed from passenger service.

•
Adjustment to reflect additional interest expense and amortization of debt issuance costs for the three month period ended March 31, 2018, related to the combined $855 million from an unsubordinated term loan and revolving facility draws using the prevailing rates of 4.57%.

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
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2020. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. During the three month periods ending March 31, 2019 and 2018, the Company contributed $3.8 million and $2.5 million to the joint venture, respectively.
The Company accounts for its investment in West and the aircraft conversion joint venture under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates operating results. The carrying value of West and the joint venture totaled $12.6 million and $12.5 million at March 31, 2019 and December 31, 2018, respectively. and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company’s carrying value of West included $5.5 million of excess purchase price over the Company's fair value of West's identified nets assets in January of 2014 and $2.4 million paid to West in 2017 for a preferred equity instrument. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

Stock warrants issued to a lessee (see Note C) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2018	$63,780
Warrants granted	100,076
Amortization	(4,227)
Carrying value as of March 31, 2019	$159,629
The lease incentive began to amortize in April 2016, with the commencement of certain aircraft leases over the duration of the related leases.

NOTE C—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 15% and 28% of the Company's consolidated revenues from continuing operations for the three month periods ending March 31, 2019 and 2018, respectively. The Company’s balance sheets include accounts receivable with DHL of $9.2 million and $13.4 million as of March 31, 2019 and December 31, 2018, respectively.
The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides Boeing 767 and Boeing 757 air cargo transportation services for DHL through additional ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown. The Company also provides ground equipment, such as power units, air starts and related maintenance services to DHL under separate agreements.
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
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon the execution of the Investment Agreement and all of which are now fully vested, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, grants Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants will be issued on September 8, 2020, and will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants is $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants are exercisable in accordance with its terms through March 8, 2021.
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
In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement Amazon, will be issued warrants for up to14.8 million common shares which could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above for the 2016 agreements.  These new warrants will vest as existing leases are extended and additional aircraft leases are executed and added to the ATSA operations. These new warrants will expire if not exercised within seven years from their issuance date. They have an exercise price of $21.53 per share, based on the volume-weighted average price of the Company's shares over the 30 trading days immediately preceding execution of a non-binding term sheet by the parties on October 29, 2018.
Additionally, Amazon will be able to earn incremental warrant rights, increasing its potential ownership from 33.2% up to approximately 39.9% of the Company, by leasing up to seventeen more cargo aircraft from the Company before January 2026. Incremental warrants granted for Amazon’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company’s shares during the 30 trading days immediately preceding contractual commitment for each lease.
The warrants potentially issuable under these new agreements with Amazon required an increase in the number of authorized common shares of the Company. Management submitted proposals for shareholder consideration at the Company’s annual meeting of shareholders on May 9, 2019 calling for an increase in the number of authorized common shares and to approval of the warrants as required under the rules of the Nasdaq Global Select Market. Both proposals were approved by shareholders on May 9, 2019.
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for financial instruments. Warrants obligations are marked to fair value at the end of each reporting period. The value of warrants is recorded as a customer incentive asset if it is probable of vesting. Upon a warrant vesting event, the customer incentive asset is amortized as a reduction of revenue over the duration of the related revenue contract and further changes in the fair value of vested warrant obligations are recorded to earnings.
As of March 31, 2019, the Company's liabilities reflected 14.83 million warrants from 2016 Investment Agreement having a fair value of $205.4 million and 24.7 million warrants from the 2018 Amazon agreements having a fair value of $167.0 million. During the three month periods ended March 31, 2019 and 2018, the re-measurements of all the warrants to fair value resulted in a net non-operating gain of $8.3 million and a loss of $3.1 million before the effect of income taxes, respectively.
Revenues from continuing operations performed for Amazon comprised approximately 18% and 28% of the Company's consolidated revenues from continuing operations for the three month periods ended March 31, 2019 and 2018, respectively. The Company’s balance sheets include accounts receivable with Amazon of $29.1 million and $29.2 million as of March 31, 2019 and December 31, 2018, respectively.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.

DoD
The Company is a provider of cargo and passenger airlift services to the DoD. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the DoD were approximately 37% and 11% of the Company's total revenues from continuing operations for the three month periods ended March 31, 2019 and 2018, respectively. The Company's balance sheets included accounts receivable with the DoD of $36.8 million and $50.5 million as of March 31, 2019 and December 31, 2018, respectively.

NOTE D—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swaps are reported on the Company’s consolidated balance sheets at fair values based on market values from identical or comparable transactions. The fair value of the Company’s money market funds, stock warrant obligations and interest rate swaps are based on observable inputs (Level 2) from comparable market transactions. The fair value of stock warrant obligations (Level 2) were determined using a Black-Scholes pricing model which considers the Company’s common stock price and various assumptions, such as the volatility of the Company’s common stock, the expected dividend yield, and the risk-free interest rate. Additionally, certain warrants related to the 2018 investment agreement (see Note C) require inputs of estimated warrant strike price and other assumptions (Level 3).
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2019	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$27,065	$—	$27,065
Interest rate swap	—	1,576	—	1,576
Total Assets	$—	$28,641	$—	$28,641
Liabilities
Interest rate swap	$—	$(3,497)	$—	$(3,497)
Stock warrant obligations	—	(340,975)	(31,501)	(372,476)
Total Liabilities	$—	$(344,472)	$(31,501)	$(375,973)

As of December 31, 2018	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$17,986	$—	$17,986
Interest rate swap	—	2,971	—	2,971
Total Assets	$—	$20,957	$—	$20,957
Liabilities
Interest rate swap	$—	$(1,138)	$—	$(1,138)
Stock warrant obligation	—	(203,782)	—	(203,782)
Total Liabilities	$—	$(204,920)	$—	$(204,920)
As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $5.5 million less than the carrying value, which was $1,408.1 million at March 31, 2019. As of December 31, 2018, the fair value of the Company’s debt obligations was approximately $6.0 million less than the carrying value, which was $1,401.3 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Flight equipment	$2,375,190	$2,340,840
Ground equipment	59,803	57,455
Leasehold improvements, facilities and office equipment	29,365	28,745
Aircraft modifications and projects in progress	108,083	74,449
	2,572,441	2,501,489
Accumulated depreciation	(1,002,601)	(946,484)
Property and equipment, net	$1,569,840	$1,555,005
CAM owned aircraft with a carrying value of $782.9 million and $803.7 million that were under leases to external customers as of March 31, 2019 and December 31, 2018, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Unsubordinated term loans	$714,027	$721,406
Revolving credit facility	475,000	475,000
Convertible debt	206,970	204,846
Other financing arrangements	12,136	—
Total debt obligations	1,408,133	1,401,252
Less: current portion	(34,707)	(29,654)
Total long term obligations, net	$1,373,426	$1,371,598
The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. Effective November 9, 2018, in conjunction with the acquisition of Omni, the Company amended its Senior Credit Agreement. The amendment continued the secured revolving credit facility and the existing secured term loan while securing a second term loan of $675.0 million. The amendment also increased the accordion feature such that the Company can draw up to an additional $400.0 million subject to the lenders' consent. The Senior Credit Agreement expires May 30, 2023. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. The Senior Credit Agreement permits additional indebtedness of up to $500.0 million of which $258.8 million has been utilized for the issuance of convertible notes. The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calender year, provided the Company's total secured debt to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") ratio is under 3.00 times, after giving effect to the dividend or repurchase. As of March 31, 2019, the unused revolving credit facility totaled $57.3 million, net of draws of $475.0 million and outstanding letters of credit of $12.7 million.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 102% of the outstanding balance of the term loans and the total funded revolving credit facility. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $545.0 million.

The balance of the unsubordinated term loans is net of debt issuance costs of $9.3 million and $9.8 million for the periods ended March 31, 2019 and December 31, 2018, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loans and revolving credit facility bear variable interest rates of 4.75%, 4.75% and 4.74%, respectively.
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

	March 31,	December 31,
	2019	2018
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(5,569)	(5,799)
Unamortized discount	(46,211)	(48,105)
Convertible debt	206,970	204,846
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

NOTE G—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the original term loan and twenty-five percent of the outstanding balance of the second term loan issued in November 2018. Accordingly, the Company entered into additional interest rate swaps in December 2018 and January 2019 having an initial values of $150.0 million and $150.0 million, respectively, and forward start dates of December 31, 2018 and June 28, 2019. The table below provides information about the Company’s interest rate swaps (in thousands):

		March 31, 2019		December 31, 2018
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	26,250	472	28,125	650
May 30, 2021	1.703%	26,250	231	28,125	366
December 31, 2021	2.706%	149,063	(2,008)	150,000	(1,138)
March 31, 2022	1.900%	50,000	392	50,000	829
March 31, 2022	1.950%	75,000	481	75,000	1,126
March 31, 2023	2.425%	150,000	(1,489)	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net loss on derivatives of $3.8 million and net gains of $2.3 million for the three month periods ending March 31, 2019 and 2018, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.
The Company recorded a net loss before the effects of income taxes of $0.2 million during the three month period ended March 31, 2018 for the revaluation of the convertible note hedges and the note conversion obligations to fair value before these instruments were reclassified to paid-in-capital.

NOTE H—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases property, two aircraft, aircraft engines and other types of equipment under operating leases. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to five years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are immaterial. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to three years.
The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore,the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2019 was 4.75%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected in the “Maturity of Lease Liabilities” table below. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 3.5 years.
As of March 31, 2019, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
Remaining 2019	$18,464
2020	14,096
2021	11,015
2022	5,212
2023	3,081
2024 and beyond	1,574
Total	53,442
Less: amount representing interest	(4,253)
Present value of future minimum lease payments	49,189
Less: current obligations under leases	16,558
Long-term lease obligations	$32,631
As of December 31, 2018, the cash flows of operating leases over the next five years were as follows (in thousands):

Operating Leases
2019	$16,674
2020	14,586
2021	11,875
2022	5,906
2023	3,813
2024 and beyond	2,001
Total minimum lease payments	$54,855
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. At March 31, 2019, the Company had non-refundable deposits of $35.1 million to purchase 22 Boeing 767-300 passenger aircraft. The Company could incur a cancellation fee with IAI for unused modification part kits.
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
Employees Under Collective Bargaining Agreements
As of March 31, 2019, the flight crewmember employees of ABX, ATI and Omni and flight attendant employees of ATI and Omni were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	6.3%
ATI	Air Line Pilots Association	6.6%
Omni	International Brotherhood of Teamsters	7.0%
ATI	Association of Flight Attendants	1.0%
Omni	Association of Flight Attendants	8.0%

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

The Company's net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2019	2018	2019	2018
Service cost	$—	$—	$27	$30
Interest cost	7,825	7,284	37	32
Expected return on plan assets	(9,477)	(10,523)	—	—
Amortization of net loss	3,882	887	43	55
Net periodic benefit cost (income)	$2,230	$(2,352)	$107	$117
During the three month period ending March 31, 2019, the Company contributed $0.6 million to the pension plans. The Company expects to contribute an additional $7.5 million during the remainder of 2019.

NOTE J—INCOME TAXES
Income tax expense recorded through March 31, 2019 utilized a projected annualized 25.0% rate applied to year-to-date income. During the first quarter of 2019, the Company recorded discrete tax items for the conversion of employee stock awards and recorded gains on warrant revaluations which were not subject to tax, resulting in an effective tax rate of 17.9%. The final effective tax rate applied to 2019 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, issuance of stock warrants and other items.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes until 2024 or later. The Company may, however, be required to pay some federal tax due to loss carryforward usage limitations and certain state and local income taxes before then.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three month periods ending March 31, 2019 and 2018 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of January 1, 2018	(60,575)	(1,097)	(1,348)	(63,020)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(25)	(25)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	887	55	—	942
Income Tax (Expense) or Benefit	(200)	(13)	9	(204)
Other comprehensive income (loss), net of tax	687	42	(16)	713
Balance as of March 31, 2018	(59,888)	(1,055)	(1,364)	(62,307)

Balance as of January 1, 2019	(89,042)	(841)	(1,479)	(91,362)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,882	43	—	3,925
Income Tax (Expense) or Benefit	(931)	(10)	2	(939)
Other comprehensive income (loss), net of tax	2,951	33	(5)	2,979
Balance as of March 31, 2019	(86,091)	(808)	(1,484)	(88,383)

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

	Three Months Ended
	March 31, 2019		March 31, 2018
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	969,928	$15.89	873,849	$12.30
Granted	276,496	23.24	206,695	26.53
Converted	(130,764)	16.74	(96,616)	10.89
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	1,115,660	$17.61	983,928	$15.43
Vested	337,060	$8.04	326,928	$7.18
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2019 was $22.80, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2019 was $24.75. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 2.5% and a volatility of 35.6% based on volatility over three years using daily stock prices.
For the three month periods ending March 31, 2019 and 2018, the Company recorded expense of $1.5 million and $1.0 million, respectively, for stock incentive awards. At March 31, 2019, there was $12.1 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2019, none of the awards were convertible, 337,060 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,358,510 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2021.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending March 31,
	2019	2018
Numerator:
Earnings from continuing operations - basic	$22,634	$15,682
Gain from stock warrants revaluation, net of tax	(7,653)	—
Earnings from continuing operations - diluted	$14,981	$15,682

Denominator:
Weighted-average shares outstanding for basic earnings per share	58,838	58,840
Common equivalent shares:
Effect of stock-based compensation awards and warrants	1,599	718
Weighted-average shares outstanding assuming dilution	60,437	59,558
Basic earnings per share from continuing operations	$0.38	$0.27
Diluted earnings per share from continuing operations	$0.25	$0.26
The determination of diluted earnings per share requires the exclusion of the fair value re-measurement of the stock warrants recorded as a liability (see Note C), if such warrants have a anti-dilutive effect on earnings per share. The dilutive effect of the weighted-average diluted shares outstanding is calculated using the treasury method for periods in which equivalent shares have a dilutive effect on earnings per share. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants recorded as a liability by the average stock price during the period and comparing that amount with the number of corresponding warrants outstanding.
The underlying warrants recorded as a liability as of March 31, 2019 and 2018 would have resulted in 39.5 million and 14.8 million additional shares of the Company's common stock, respectively, if the warrants were settled by tendering cash.
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution because their effect would have been anti-dilutive, were 9.2 million and 9.7 million for the three month period ended March 31, 2019 and 2018, respectively.

NOTE N—SEGMENT AND REVENUE INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft leasing operations and its segment earnings include an allocation of interest expense. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI, charter service and passenger service agreements that the Company has with its customers. The Company's aircraft maintenance and modification services, ground services and other activities are not large enough to constitute reportable segments and are combined in All other. Intersegment revenues are valued at arms-length market rates.
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending
	March 31,
	2019	2018
Total revenues:
CAM	$70,350	$52,376
ACMI Services	257,956	119,374
All other	67,362	71,898
Eliminate inter-segment revenues	(47,485)	(40,608)
Total	$348,183	$203,040
Customer revenues:
CAM	$41,609	$35,887
ACMI Services	257,953	119,374
All other	48,621	47,779
Total	$348,183	$203,040
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
The Company's revenues for customer contracts for airframe maintenance and aircraft modification services that do not have an alternative use and for which the Company has an enforceable right to payment are generally recognized over time based on the percentage of costs completed. Other revenues for aircraft part sales, component repairs and line service are recognized at a point in time typically when the parts are delivered to the customer and the the services are completed. For airframe maintenance, aircraft modifications and aircraft component repairs, contracts include assurance warranties that are not sold separately. The Company records revenues and estimated earnings over time for its airframe maintenance and aircraft modification contracts using the percentage-of-completion cost input method. For such services, the Company estimates the earnings on a contract as the difference between the expected revenue and estimated costs to complete a contract and recognizes revenues and earnings based on the proportion of costs incurred compared to the total estimated costs. The Company's estimates consider the timing and extent of the services, including the amount and rates of labor, materials and other resources required to perform the services. The Company recognizes adjustments in estimated earnings on a contract under the cumulative catch-up method in which the impact of the adjustment on estimated earnings of a contract is recognized in the period the adjustment is identified.
The Company's ground services revenues include load transfer and sorting services and related facility and equipment maintenance services. These revenues are recognized as the services are performed for the customer over time. Revenues from related facility and equipment maintenance services are recognized over time and at a point in time depending on the nature of the customer contracts.
The Company's external customer revenues from other activities for the three month periods ended March 31, 2019 and 2018 are presented below (in thousands):

	Three Months Ended
	March 31, 2019
	2019	2018
Aircraft maintenance, modifications and part sales	$33,981	$30,939
Ground services	13,938	16,154
Other	702	686
Total customer revenues	$48,621	$47,779
CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 5% of CAM's leases to external customers contain purchase options at projected market values. As of March 31, 2019, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $124.2 million for the remainder of 2019, $156.0 million, $150.2 million, $124.7 million, $84.8 million respectively for each of the next 4 years years ending December 31, 2023 and $121.5 million thereafter. Minimum future payments from external customers for leased aircraft and equipment as of December 31, 2018 was scheduled to be $142.3 million, $127.1 million, $124.3 million, $121.2 million , $87.1 million for each of the next five years ending December 31, 2023 and $119.8 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. During the three month periods ending March 31, 2019 and 2018, the Company recognized $2.7 million and $5.9 million of non lease revenue that was reported in deferred revenue at the beginning of the respective year. Deferred revenue was $1.8 million and $3.1 million at March 31, 2019 and December 31, 2018, respectively, for contracts with customers.

Additional segment information from continuing operations is presented below (in thousands):

	Three Months Ending
	March 31,
	2019	2018
Depreciation and amortization expense:
CAM	$38,795	$28,925
ACMI Services	23,095	10,225
All other	747	854
Total	$62,637	$40,004
Segment earnings (loss):
CAM	$16,174	$15,464
ACMI Services	12,310	3,415
All other	1,903	3,718
Net unallocated interest expense	(780)	(293)
Net loss on financial instruments	4,500	(885)
Transaction fees	(373)	—
Other non-service components of retiree benefit (costs) credits, net	(2,351)	2,045
Loss from non-consolidated affiliate	(3,816)	(2,536)
Pre-tax earnings from continuing operations	$27,567	$20,928
Interest expense allocated to CAM and ACMI Services was $10.0 million and $6.5 million for the three months period ending March 31, 2019, respectively, compared to $4.5 million and $0.5 million for the corresponding periods of 2018.
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	March 31,	December 31,
	2019	2018
Assets:
CAM	$1,709,864	$1,577,182
ACMI Services	741,496	759,131
All other	180,602	134,272
Total	$2,631,962	$2,470,585

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2018.

INTRODUCTION
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
We have two reportable segments: CAM, which leases Boeing 777, 767, 757 and 737 aircraft and aircraft engines and ACMI Services, which includes the cargo and passenger transportation operations of the three airlines. Our other business operations, which primarily provide support services to the transportation industry, include providing aircraft maintenance and modification services to customers, load transfer and sorting services as well as related equipment maintenance services. These operations do not constitute reportable segments due to their size. On November 9, 2018, the Company acquired OAI, a passenger airline, along with related entities (referred to collectively as Omni). Revenues and operating expenses include the activities of Omni for periods since their acquisition by the Company on November 9, 2018.
Our largest customers are DHL Network Operations (USA), Inc. and its affiliates ("DHL"), Amazon.com Services, Inc. ("ASI"), successor to Amazon Fulfillment Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon"), and the U.S. Department of Defense ("DoD").
DHL
The Company has had long-term contracts with DHL since August 2003. DHL accounted for 15% and 28% of the Company's consolidated revenues during the three month periods ending March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company, through CAM, leased 16 Boeing 767 aircraft to DHL comprised of nine Boeing 767-200 aircraft and seven Boeing 767-300 aircraft expiring between 2019 and 2024. Ten of the 16 Boeing 767 were being operated by the Company's airlines for DHL. We also operate four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL. On April 30, 2019, the Company extended the leases for four of the 767-300 aircraft and one of the 767-200 aircraft leased to DHL through April 2022. The Company also extended the leases for six of the 767-200 aircraft through March 2022. The Company now leases seven Boeing 767-200 aircraft and seven Boeing 767-300 aircraft to DHL expiring between 2022 and 2024. Eight of the 14 Boeing 767 aircraft are being operated by the Company's airlines for DHL under an agreement that extends through April 2022.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon's ASI since September 2015. Revenues from our commercial arrangements with ASI comprised approximately 18% and 28% of our consolidated revenues during the three month periods ending March 31, 2019 and 2018, respectively. On March 8, 2016, we entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM leased 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA also provides for the operation of those aircraft by our airline subsidiaries and the performance of ground handling services by our subsidiary, LGSTX. In December 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. During January, 2019, amendments to extend the terms of aircraft leases were executed. We plan to deliver five of the 767-300 aircraft in 2019 and the remainder in 2020 for lease. All ten of these aircraft leases will be for ten years. Under the ATSA, we operate the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which grant Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. In conjunction with the December 22, 2018 agreement for the ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and additional aircraft operations under the ATSA, Amazon may vest additional warrants totaling 14.8 million common shares which could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above for the 2016 agreements. On January 22, 2019, 5.5 million warrants vested in conjunction with the execution of 20 aircraft lease extensions. Additional warrants will vest as additional aircraft leases are executed and added to the ATSA operations. Additionally, Amazon can earn incremental warrant rights, increasing its potential ownership from 33.2% up to approximately 39.9% of the Company, by leasing up to seventeen more cargo aircraft from the Company before January 2026.
Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for financial instruments. The fair value of the warrants issued or issuable to Amazon are recorded as a lease incentive asset and are amortized against revenues over the duration of the aircraft leases. The warrants are accounted for as financial instruments, and accordingly, the fair value of the outstanding warrants are measured and classified in liabilities at the end of each reporting period. The Company's earnings are impacted by the fair value re-measurement of warrants at the end of each reporting period, lease incentive amortization and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting. For additional information about the warrants, see Note C to the accompanying consolidated financial statements.
DoD
The DoD comprised 37% and 11% of the Company's consolidated revenues during the three month periods ending March 31, 2019 and 2018, respectively. The Company's airlines provide passenger airlift services to the U.S. DoD as participants in the CRAF program. Due to the acquisition of OAI in November of 2018, the DoD comprises a larger portion of our 2019 consolidated revenues compared to previous periods.
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of March 31, 2019 and December 31, 2018. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At March 31, 2019, the Company owned eight Boeing 767-300 aircraft that were either already undergoing, or awaiting induction into the freighter conversion process.

Aircraft fleet activity during the first three months of 2019 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft purchased in the previous year. CAM began to lease this aircraft to ATI.
- CAM purchased four Boeing 767-300 passenger aircraft for the purpose of converting the aircraft into a standard freighter configuration.

	March 31, 2019			December 31, 2018
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	5	29	34	5	29	34
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	6	28	34	5	28	33
Boeing 767-300 Passenger	6	—	6	6	—	6
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Freighter	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Boeing 737-400 Freighter	—	2	2	—	2	2
Total	30	59	89	29	59	88
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	1	—	1	1	—	1
Total	2	—	2	2	—	2
Other aircraft
Owned Boeing 767-300 under modification	—	8	8	—	5	5
Owned Boeing 767 available or staging for lease	—	1	1	—	1	1
As of March 31, 2019, ABX, ATI and OAI were leasing 30 in-service aircraft internally from CAM for use in ACMI Services. As of March 31, 2019, three of CAM's 29 Boeing 767-200 freighter aircraft shown in the fleet table above and seven of the 28 Boeing 767-300 freighter aircraft were leased to DHL and operated by ABX. Additionally, 12 of CAM's 29 Boeing 767-200 freighter aircraft and eight of CAM's 28 Boeing 767-300 freighter aircraft were leased to ASI and operated by ABX or ATI. CAM leased the other 14 Boeing 767-200 freighter aircraft and 13 Boeing 767-300 aircraft to external customers, including six Boeing 767-200 aircraft to DHL that are being operated by a DHL-owned airline. The carrying values of the total in-service fleet as of March 31, 2019 and December 31, 2018 were $1,321.5 million and $1,334.9 million, respectively. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM that is not in service condition or in the process of freighter modification.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $145.1 million to $348.2 million during the first quarter of 2019 compared to 2018. Revenues in 2019 grew due to additional passenger transportation services provided to the DoD after the Company completed the acquisition of OAI in November 2018. Revenues increased due to additional aircraft leases from CAM's leasing operations, expanded CMI and logistic services for ASI and increased aircraft maintenance and modification services for various customers.
The consolidated net earnings from continuing operations were $22.6 million for the first quarter of 2019 compared to $15.7 million for 2018. The pre-tax earnings from continuing operations were $27.6 million for the first quarter of 2019 compared to $20.9 million for 2018. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. On a pre-tax basis, earnings included a net gain of $4.5 million and a net loss of $0.9 million for the three month periods ending March 31, 2019 and 2018, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon. Additionally, pre-tax earnings from continuing operations included losses of $2.4 million and gains of $2.0 million for the first quarters of 2019 and 2018, respectively, for other non-service components of retiree benefit plans. Pre-tax earnings included losses of $3.8 million and $2.5 million for the first quarters of 2019 and 2018, respectively, for the Company's share of development costs for a joint venture. Pre-tax earnings were also reduced by $4.2 million for both three month periods ending March 31, 2019 and 2018, respectively, for the amortization of lease incentives given to ASI in the form of warrants. Pre-tax earnings for the first quarter of 2019 also included expense of $0.4 million for acquisition fees incurred for the Company's 2018 acquisition of Omni. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) were $33.8 million for the first quarter of 2019 compared to $26.5 million for 2018.
Adjusted pre-tax earnings from continuing operations for 2019 improved by 27.5% compared to 2018, driven primarily by additional revenues and the improved financial results of our airline operations. We experienced additional revenues and earnings due to the acquisition of Omni in November 2018. Adjusted pre-tax earnings from continuing operations also improved due to additional aircraft leases and the expansion of gateway ground operations for ASI. Growth in revenue was partially offset by the cost necessary to support expanded flight operations, higher costs for flight crews and higher depreciation expense. Pre-tax earnings for 2018 included contributions from the Company's former USPS contracts for parcel sorting which expired in September 2018. Pre-tax earnings for the first quarters of 2019 and 2018 included additional interest expense due to the acquisition of Omni and the expansion of the fleet.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending
	March 31,
	2019	2018
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$74,577	$56,602
Lease incentive amortization	(4,227)	(4,226)
Total CAM	70,350	52,376
ACMI Services	257,956	119,374
Other Activities	67,362	71,898
Total Revenues	395,668	243,648
Eliminate internal revenues	(47,485)	(40,608)
Customer Revenues	$348,183	$203,040

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$16,174	$15,464
ACMI Services, inclusive of interest expense	12,310	3,415
Other Activities	1,903	3,718
Net unallocated interest expense	(780)	(293)
Net financial instrument re-measurement gain (loss)	4,500	(885)
Transaction fees	(373)	—
Other non-service components of retiree benefits (credits) costs, net	(2,351)	2,045
Loss from non-consolidated affiliate	(3,816)	(2,536)
Pre-Tax Earnings from Continuing Operations	27,567	20,928
Add other non-service components of retiree benefit costs (credits), net	2,351	(2,045)
Add charges for non-consolidated affiliate	3,816	2,536
Add lease incentive amortization	4,227	4,226
Add transaction fees	373	—
Add net (gain) loss on financial instruments	(4,500)	885
Adjusted Pre-Tax Earnings from Continuing Operations	$33,834	$26,530
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding settlement charges and other non-service components of retiree benefit costs, gains and losses for the fair value re-measurement of financial instruments, lease incentive amortization, the transaction fees related to the acquisition of Omni and the start-up costs of a non-consolidated joint venture. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to eight years.
As of March 31, 2019 and 2018, CAM had 59 and 52 aircraft under lease to external customers, respectively. CAM's revenues grew by $18.0 million during the first quarter of 2019 compared to 2018, primarily as a result of additional aircraft leases. Revenues from external customers totaled $41.6 million and $35.9 million for the first quarters of 2019 and 2018, respectively. CAM's revenues from the Company's airlines totaled $28.7 million during the first quarter of 2019, compared to $16.5 million for 2018, reflecting lease revenues for the addition of the eleven passenger aircraft acquired with Omni in November 2018. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $18.0 million in the first quarter of 2019 compared to 2018, primarily as a result of new aircraft leases. Since April 1, 2018, CAM has added nine Boeing 767-300 freighter aircraft and one Boeing 737-400 to its lease portfolio. CAM also added two Boeing 767-200 passenger aircraft, six Boeing 767-300 passenger aircraft and three Boeing 777-200 passenger aircraft to its lease portfolio after the Company's acquisition of Omni in November 2018.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $16.2 million and $15.5 million during the first quarters of 2019 and 2018, respectively. Increased pre-tax earnings reflect the eleven passenger aircraft leased to Omni as well as additional external lease revenue, offset by a $5.4 million increase in internally allocated interest expense due to higher debt levels and $9.9 million more depreciation expense driven by the addition of ten Boeing aircraft in the first quarter of 2019 compared to 2018.
During the first three months of 2019, CAM purchased four 767-300 passenger aircraft for freighter conversion. As of March 31, 2019, all four of the Boeing 767-300 passenger aircraft purchased in 2019 and four Boeing 767-300 passenger aircraft purchased during 2018 were being modified from passenger to freighter configuration.
We expect CAM to complete the freighter modification of the eight passenger aircraft which were in the modification process at March 31, 2019. We have customer commitments or letters of intent for most of these eight aircraft. In December, 2018, we entered into an agreement to acquire twenty Boeing 767-300 extended-range passenger aircraft over the next three years. The aircraft covered by this agreement are currently operated by American Airlines. Additionally, the Company has agreements to acquire three more Boeing 767-300 passenger aircraft. CAM will begin to acquire the aircraft during 2019 and currently expects to complete the modifications through 2021. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. CAM's future operating results will also depend on the timing and lease rates under which these aircraft are ultimately leased. CAM's future operating results will also be impacted by the amortization of additional warrants committed to Amazon in conjunction with the recent agreements for ten additional long-term aircraft leases and amendments to extend the terms of existing aircraft leases.
ACMI Services
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance, insurance and aviation fuel. Our customers are typically responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the DoD, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of March 31, 2019, ACMI Services included 63 in-service aircraft, including 30 leased internally from CAM, ten CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under a CMI agreement, 20 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA, two passenger aircraft leased from an external lessor and another CAM-owned freighter operated by ATI.
Total revenues from ACMI Services increased $138.6 million to $258.0 million during the first quarter of 2019 compared with 2018, reflecting the acquisition of OAI and a 24% increase in billable block hours. On a combined pro forma basis, ACMI Services revenues for the first quarter of 2018 would have been $222.6 million with the inclusion of OAI. Improved revenues for 2019 included additional aircraft operations for ASI and the DoD. As of March 31, 2019, ACMI Services revenues included the operation of eleven more CAM-owned aircraft compared to March 31, 2018.
ACMI Services had pre-tax earnings of $12.3 million during the first quarter of 2019, compared to $3.4 million for 2018. Improved pre-tax results in 2019 compared to 2018 were bolstered by expanded revenues, the timing of scheduled airframe maintenance events, and the acquisition of OAI, offset by a $6.0 million increase in internally allocated interest expense due to higher debt levels. Scheduled airframe maintenance expense decreased $3.5 million during the first quarter of 2019 compared to 2018. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. In March 2018, ATI began to implement an amendment to the collective bargaining agreement with its crewmembers. The amendment resulted in increased wages for the ATI crewmembers beginning in the second quarter of 2018.
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
External customer revenues from all other activities increased $0.8 million in the first quarter of 2019 compared to 2018. Declines in USPS revenue during 2019 were offset partially by additional aircraft maintenance services and ground support services provided to ASI. During June of 2018, we began to provide cargo handling and related ground support services directly to ASI at one of its gateway locations.
The pre-tax earnings from other activities decreased by $1.8 million to $1.9 million in the first quarter of 2019. The decline reflects a mix of more lower margin maintenance services revenues and longer completion times and declining results from an airline affiliate accounted for under the equity method. The decrease was partially offset by earnings from additional ASI services
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations, package sorting and aircraft fueling services provided to DHL. Pre-tax earnings related to the former sorting operations were less than $0.1 million for the first quarter of 2019 compared to $0.3 million for 2018.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $28.6 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018 driven by higher headcount for flight operations, maintenance services and package sorting services. The increase in expense for 2019 included $26.5 million for Omni, acquired in November 2018. The increase during 2019 also included higher flight crew wages in conjunction with an amendment to the collective bargaining agreement with the ATI crewmembers, additional employees and additional aircraft maintenance technician time to support increased block hours and increased aircraft maintenance services revenues.
Depreciation and amortization expense increased $22.6 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018. The increase in depreciation expense included $11.8 million for Omni assets acquired in November 2018. The increase also reflects incremental depreciation for nine Boeing 767-300 aircraft, one Boeing 737-400 aircraft and additional aircraft engines added to the operating fleet since April 1, 2018, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $7.9 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018. The increase in expense for 2019 included $3.8 million for Omni, acquired in November 2018. The remainder of the increase was due to more airframe checks for the Company's airlines and additional costs to service increased external customer revenues for aircraft maintenance and modifications during 2019 compared to 2018. Aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $29.0 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018. Fuel expense includes the cost of fuel to operate DoD charters as well as fuel used to position aircraft for service and for maintenance purposes. The increase for the first quarter of 2019 included $28.1 million for Omni. The remainder of the increase was due to more block hours flown for military customers in 2018.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $13.2 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018. This increase included $11.9 million for Omni.
Travel expense increased by $13.5 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018. The increase for 2018 included $13.0 million for Omni.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.9 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018. The increase for 2018 included $1.9 million for Omni.
Rent expense increased by $0.5 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018. This increase included $1.5 million for Omni. This increase was partially offset by decreases in building rent after the expiration of the contracts for the five USPS facilities.
Insurance expense increased by $0.6 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018. Aircraft fleet insurance has increased due to additional aircraft operations during the first quarter of 2019 compared to 2018.
Other operating expenses increased by $8.2 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018. Other operating expenses include professional fees, employee training and utilities. The increase for 2019 included $7.3 million for Omni. Other operating expenses during 2019 were also negatively impacted by the operating results of an airline affiliate accounted for under the equity method.
The following table provides pro forma operating expenses (in thousands) for the Company after giving effect to the Omni acquisition. This information is based on adjustments to the historical consolidated financial statements of Omni using the purchase method of accounting for business combinations. The pro forma adjustments do not include any of the cost savings and other synergies anticipated to result from the acquisition. These pro forma expenses have been prepared for comparative purposes only and do not purport to be indicative of results that would have actually been reported as of the date or for the quarter presented had the acquisition taken place on such date or at the beginning of the quarter indicated, or to project the Company’s financial position or results of operations which may be reported in the future.

The pro forma results exclude non-recurring charges recorded by Omni that were directly related to the acquisition by the Company. Combined results for Air Transport Services Group and Omni for the quarter ended March 31, 2018 were adjusted for the following in order to create the unaudited pro forma results in the table:

	Three Months Ended March 31, 2018
	Actual ATSG	Actual Omni	Pro Forma Adjustments	Pro Forma Results
Operating Expenses
Salaries, wages and benefits	$70,783	$17,580	$86	$88,449
Depreciation and amortization	40,004	15,005	2,644	57,653
Maintenance, materials and repairs	36,866	3,528	(5)	40,389
Fuel	5,788	21,059	(2)	26,845
Contracted ground and aviation services	2,384	10,954	—	13,338
Travel	6,632	8,797	—	15,429
Landing and ramp	1,148	1,671	—	2,819
Rent	3,230	1,909	—	5,139
Insurance	1,357	488	—	1,845
Other operating expenses	7,205	6,185	—	13,390
Total Operating Expenses	$175,397	$87,176	$2,723	$265,296
The following adjustments were made to the historical financial records to create the unaudited pro forma information in the table above:

•	Adjustments to eliminate transactions between the Company and Omni during the three month period ended March 31, 2018.

•
Adjustment to reflect estimated additional depreciation and amortization expense of $2.6 million for the three month period ended March 31, 2018, resulting from the fair value adjustments to Omni’s intangible and tangible assets. Pro forma combined depreciation expense for the periods presented reflect the increased fair values of the aircraft acquired and longer useful lives of the aircraft, indicative of the Company's polices and intent to modify certain aircraft to freighters as an aircraft is removed from passenger service.

Interest expense increased by $12.0 million during the quarter ended March 31, 2019 compared to the corresponding period of 2018. Interest expense increased due to a higher average debt level, including an additional term loan under the Senior Credit Agreement of $675.0 million to finance the acquisition of Omni and higher interest rates on the Company's outstanding loans. Interest expense in 2019 and 2018 was also impacted by the convertible notes issued in September 2017. The convertible notes have a principal value of $258.8 million and bear interest at a cash coupon rate of 1.125%. At the time of issuance, the value of the conversion feature of the convertible notes was recorded as a debt discount and is being amortized along with debt issuance cost to interest expense over the seven year term of the convertible notes. The amortization of the convertible debt discount and issuance costs was $2.1 million for both quarters ended March 31, 2019 and 2018, respectively. We expect interest expense to increase for 2019 reflecting our additional level of borrowings and higher interest rates.
The Company recorded pre-tax net gains on financial instruments of $4.5 million during the quarter ended March 31, 2019, compared to losses of $0.9 million during 2018. The gains and losses are primarily a result of re-measuring, as of March 31, 2019 and 2018, the fair value of the stock warrants granted to Amazon.
Non service components of retiree benefits were a net loss of $2.4 million for the first quarter of 2019 compared to a net gain of $2.0 million for 2018. The non service component gain and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.

The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2019 have been estimated utilizing a 25.0% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective tax rate from continuing operations for the quarter ended March 31, 2019 was 17.9% and includes deferred tax expense related to the warrant re-measurement gain at the end of the period. The effective tax rate before including the effects of the warrants was 23.2% and 22.3% for the first quarters of 2019 and 2018, respectively.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $107.4 million and $68.8 million for the first three months in 2019 and 2018, respectively. Improved cash flows generated from operating activities during 2019, were driven primarily by additional aircraft leases to customers and by increased operating levels of the ACMI Services segment. Cash outlays for pension contributions were $0.6 million and $1.3 million for the first three months of 2019 and 2018, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $91.9 million and $79.1 million for the first three months of 2019 and 2018, respectively. Capital expenditures in 2019 included $70.5 million for the acquisition of four Boeing 767-300 aircraft and freighter modification costs; $9.8 million for required heavy maintenance; and $11.6 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in the first quarter of 2018 included $63.6 million for the acquisition of three Boeing 767-300 aircraft and freighter modification costs; $9.2 million for required heavy maintenance; and $6.3 million for other equipment, including purchases of aircraft engines and rotables.
During the first quarter of 2019, we paid $12.0 million to complete the acquisitions of Omni and TriFactor. During the first quarters of 2019 and 2018, we contributed $3.8 and $2.5 million, respectively, to a joint venture with Precision Aircraft Solutions, LLC, which is developing a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash provided by financing activities was $9.6 million for the first three months of 2019 compared to $10.7 million in 2018. During the first three months of 2019, we drew nothing from the revolving credit facility under the Senior Credit Agreement to fund capital spending for aircraft acquisition and modifications. We made debt principal payments of $8.0 million.
During the first quarter of 2018, we repurchased 157,000 shares of the Company's common stock pursuant to an authorized share repurchase plan for $3.6 million, of which $0.6 million was paid in the first quarter and $3.0 million was paid in April 2018. The repurchase plan was amended by the Board in February 2018 to increase such authorization to up to $150 million. We have not repurchased any shares in 2019.
Commitments
We estimate that capital expenditures for 2019 will total $475 million of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note H of the accompanying financial statements.
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of a supplemental type certificate from the FAA in 2020. We expect to make contributions equal to the Company's 49% ownership percentage of the program's total costs during 2019.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes two unsubordinated term loans of $714.0 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $475.0 million, net of repayments, as of March 31, 2019. The revolving credit facility has a capacity of $545.0 million, permitted additional indebtedness of $500.0 million of which $258.8 million has been utilized for the issuance of convertible notes, and an accordion feature whereby the Company can draw up to an additional $400.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 777, 767 and 757 freighter aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 102% of the outstanding balances of the term loans and the total funded revolving credit facility. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment, which was $545.0 million. Each year, through May 6, 2019, the Company may request a one year extension of the final maturity date, subject to the lenders' consent. Absent such future extensions, the maturity date is currently set to expire on May 30, 2023.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the unsubordinated term loans and the revolving credit facility bear variable interest rates of 4.75%, 4.75% and 4.74%, respectively.
At March 31, 2019, the Company had $49.4 million of cash balances. The Company had $57.3 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $12.7 million. Also, the Company has up to $400 million of additional borrowing capacity available under the accordion feature of its Senior Credit Agreement, subject to lender consent. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2019 and 2018, we were not involved in any material unconsolidated SPE transactions.
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
No changes have occurred to the market risks the Company faces since information about those risks were disclosed in item 7A of the Company's 2018 Annual Report on form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2018 Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 1, 2019. The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in Item 1A of the Company's 2018 Annual Report on Form 10-K. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the first quarter of 2019. As of March 31, 2019, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.

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

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2019

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 10, 2019	and Principal Accounting Officer)