Form 10-Q
period 2019-06-30
Air Transport Services Group, Inc.
filed 2019-08-06
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of August 6, 2019, 59,362,770 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$54,784	$59,322
Accounts receivable, net of allowance of $2,716 in 2019 and $1,444 in 2018	128,514	147,755
Inventory	36,477	33,536
Prepaid supplies and other	19,092	18,608
TOTAL CURRENT ASSETS	238,867	259,221
Property and equipment, net	1,650,612	1,555,005
Lease incentive	155,605	63,780
Goodwill and acquired intangibles	533,371	535,359
Operating lease assets	57,576	—
Other assets	67,285	57,220
TOTAL ASSETS	$2,703,316	$2,470,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$122,092	$109,843
Accrued salaries, wages and benefits	49,068	50,932
Accrued expenses	14,212	19,623
Current portion of debt obligations	39,236	29,654
Current portion of lease obligations	15,770	—
Unearned revenue	18,637	19,082
TOTAL CURRENT LIABILITIES	259,015	229,134
Long term debt	1,402,782	1,371,598
Stock warrant obligations	401,441	203,782
Post-retirement obligations	59,738	64,485
Long term lease obligations	40,573	—
Other liabilities	50,882	51,905
Deferred income taxes	118,076	113,243
TOTAL LIABILITIES	2,332,507	2,034,147
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 59,363,839 and 59,134,173 shares issued and outstanding in 2019 and 2018, respectively	594	591
Additional paid-in capital	473,053	471,158
Accumulated earnings (deficit)	(19,243)	56,051
Accumulated other comprehensive loss	(83,595)	(91,362)
TOTAL STOCKHOLDERS’ EQUITY	370,809	436,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,703,316	$2,470,585

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES	$334,576	$203,607	$682,759	$406,647
OPERATING EXPENSES
Salaries, wages and benefits	97,850	74,049	197,191	144,832
Depreciation and amortization	63,266	41,620	125,903	81,624
Maintenance, materials and repairs	39,651	36,817	84,389	73,683
Fuel	33,984	5,913	68,734	11,701
Contracted ground and aviation services	14,531	2,444	30,129	4,828
Travel	20,937	7,288	41,035	13,920
Landing and ramp	2,391	1,311	5,439	2,459
Rent	3,984	3,760	7,737	6,990
Insurance	1,857	1,420	3,768	2,777
Transaction fees	—	—	373	—
Other operating expenses	18,643	5,087	34,051	12,292
	297,094	179,709	598,749	355,106
OPERATING INCOME	37,482	23,898	84,010	51,541
OTHER INCOME (EXPENSE)
Interest income	81	54	177	77
Non-service component of retiree benefit (costs) credits	(2,351)	2,045	(4,702)	4,090
Net gain (loss) on financial instruments	(35,886)	11,697	(31,386)	10,812
Loss from non-consolidated affiliates	(5,998)	(2,417)	(9,814)	(4,953)
Interest expense	(16,804)	(5,366)	(34,194)	(10,728)
	(60,958)	6,013	(79,919)	(702)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(23,476)	29,911	4,091	50,839
INCOME TAX EXPENSE	(3,156)	(5,447)	(8,089)	(10,693)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(26,632)	24,464	(3,998)	40,146
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	31	170	62	366
NET EARNINGS (LOSS)	$(26,601)	$24,634	$(3,936)	$40,512

BASIC EARNINGS PER SHARE
Continuing operations	$(0.45)	$0.42	$(0.07)	$0.68
Discontinued operations	—	—	—	0.01
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$(0.45)	$0.42	$(0.07)	$0.69

DILUTED EARNINGS PER SHARE
Continuing operations	$(0.45)	$0.21	$(0.07)	$0.48
Discontinued operations	—	—	—	—
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$(0.45)	$0.21	$(0.07)	$0.48

WEIGHTED AVERAGE SHARES
Basic	58,909	58,739	58,874	58,790
Diluted	58,909	68,363	58,874	68,784

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET EARNINGS	$(26,601)	$24,634	$(3,936)	$40,512
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	3,273	687	6,224	1,374
Defined Benefit Post-Retirement	36	42	69	84
Foreign Currency Translation	1,479	(123)	1,474	(139)

TOTAL COMPREHENSIVE INCOME, net of tax	$(21,813)	$25,240	$3,831	$41,831

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT MARCH 31, 2018	59,080,512	$591	$467,570	$2,644	$(62,307)	$408,498
Stock-based compensation plans
Issuance of common shares, net of withholdings	1,175	—	(12)			(12)
Forfeited restricted stock	(1,300)	—	—			—
Reclassification of bond hedge, net of taxes			(50,435)			(50,435)
Reclassification of note conversion obligation, net of taxes			50,999			50,999
Amortization of stock awards and restricted stock			1,290			1,290
Total comprehensive income				24,634	606	25,240
BALANCE AT JUNE 30, 2018	59,080,387	$591	$469,412	$27,278	$(61,701)	$435,580

BALANCE AT JANUARY 1, 2018	59,057,195	$591	$471,456	$(13,748)	$(63,020)	$395,279
Stock-based compensation plans
Grant of restricted stock	101,400	1	(1)			—
Issuance of common shares, net of withholdings	80,092	1	(1,333)			(1,332)
Forfeited restricted stock	(1,300)	—	—			—
Purchase of common stock	(157,000)	(2)	(3,578)			(3,580)
Reclassification of bond hedge, net of taxes			(50,435)			(50,435)
Reclassification of note conversion obligation, net of taxes			50,999			50,999
Cumulative effect in change in accounting principle				514		514
Amortization of stock awards and restricted stock			2,304			2,304
Total comprehensive income				40,512	1,319	41,831
BALANCE AT JUNE 30, 2018	59,080,387	$591	$469,412	$27,278	$(61,701)	$435,580

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, cont.
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT MARCH 31, 2019	59,351,326	$594	$471,245	$7,358	$(88,383)	$390,814
Stock-based compensation plans
Grant of restricted stock	18,600	—	—			—
Issuance of common shares, net of withholdings	(4,787)	—	(112)			(112)
Forfeited restricted stock	(1,300)	—	—			—
Amortization of stock awards and restricted stock			1,920			1,920
Total comprehensive income (loss)				(26,601)	4,788	(21,813)
BALANCE AT JUNE 30, 2019	59,363,839	$594	$473,053	$(19,243)	$(83,595)	$370,809

BALANCE AT JANUARY 1, 2019	59,134,173	$591	$471,158	$56,051	$(91,362)	$436,438
Stock-based compensation plans
Grant of restricted stock	143,800	2	(2)			—
Issuance of common shares, net of withholdings	87,166	1	(1,497)			(1,496)
Forfeited restricted stock	(1,300)	—	—			—
Cumulative effect in change in accounting principle				(71,358)		(71,358)
Amortization of stock awards and restricted stock			3,394			3,394
Total comprehensive income				(3,936)	7,767	3,831
BALANCE AT JUNE 30, 2019	59,363,839	$594	$473,053	$(19,243)	$(83,595)	$370,809

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations	$(3,998)	$40,146
Net earnings from discontinued operations	62	366
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	139,516	94,270
Pension and post-retirement	7,850	1,884
Deferred income taxes	8,021	10,475
Amortization of stock-based compensation	3,394	2,304
Loss from non-consolidated affiliates	9,814	4,953
Net (gain) loss on financial instruments	31,386	(10,812)
Changes in assets and liabilities:
Accounts receivable	21,235	11,006
Inventory and prepaid supplies	(4,242)	3,433
Accounts payable	(3,899)	(2,067)
Unearned revenue	896	(1,504)
Accrued expenses, salaries, wages, benefits and other liabilities	1,874	(3,406)
Pension and post-retirement assets	(4,747)	(8,323)
Other	2,281	(742)
NET CASH PROVIDED BY OPERATING ACTIVITIES	209,443	141,983
INVESTING ACTIVITIES:
Expenditures for property and equipment	(216,769)	(150,816)
Proceeds from property and equipment	78	17,452
Acquisitions and investments in businesses, net of cash acquired	(18,429)	(5,150)
NET CASH (USED IN) INVESTING ACTIVITIES	(235,120)	(138,514)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(15,938)	(29,140)
Other financing payments	(346)	—
Proceeds from borrowings	40,000	30,000
Payments for financing costs	(1,081)	(414)
Purchase of common stock	—	(3,581)
Withholding taxes paid for conversion of employee stock awards	(1,496)	(1,329)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	21,139	(4,464)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
INCREASE (DECREASE)	(4,538)	(995)
BEGINNING OF YEAR	59,322	32,699
END OF PERIOD	$54,784	$31,704

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$30,338	$6,450
Income taxes paid	$533	$806
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$26,601	$18,755
See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose subsidiaries lease aircraft, provide contracted airline operations, ground services, aircraft modification and maintenance services and other support services mainly to the air transportation and package delivery industries. The Company's subsidiaries offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers.
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
The accompanying condensed consolidated financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Investments in affiliates in which the Company has significant influence but does not exercise control are accounted for using the equity method of accounting. Under the equity method, the Company’s share of the nonconsolidated affiliate's income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. Inter-company balances and transactions are eliminated.
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

On February 1, 2019, the Company acquired TriFactor Solutions, LLC along with a group of companies that had been under under common control (referred to as "Trifactor"). Trifactor resells material handling equipment and provides engineering design solutions for warehousing, retail distribution and e-commerce operations. Revenues and operating expenses include the activities of TriFactor for periods since its acquisition by the Company. The acquisition of TriFactor did not have a significant impact on the Company's financial statements or results of operations.
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
The Company adopted the package of practical expedients and transition provisions available for expired or existing contracts, which allowed the Company carryforward its historical assessments of 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. Additionally, for real estate leases, the Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Further, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements for leases with terms of 12 months or less. See Note H for additional information about leases.
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
The adoption of ASU2018-07 on January 1, 2019 did not have an impact on the accounting for vested warrants.

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The Changes in the carrying amount of goodwill, by operating segment, are as follows:

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2018	$153,290	$234,571	$2,884	$390,745
Acquisition of TriFactor	—	—	5,229	5,229
Carrying value as of June 30, 2019	$153,290	$234,571	$8,113	$395,974

Changes in the carrying amount of acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2018	$9,000	$135,614	$144,614
Amortization	—	(5,717)	(5,717)
Right of use asset	—	(1,500)	(1,500)
Carrying value as of June 30, 2019	$9,000	$128,397	$137,397

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

The pro forma results exclude non-recurring charges recorded by Omni that were directly related to the acquisition by the Company. Combined results for Air Transport Services Group and Omni for the three and six month periods ended June 30, 2018 were adjusted for the following in order to create the unaudited pro forma results in the table:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Pro forma revenues	$327,801	$633,657
Pro forma net earnings from continuing operations	32,715	54,129

The following adjustments were made to the historical financial records to create the unaudited pro forma information in the table above:

•	Adjustments to eliminate transactions between the Company and Omni during the three and six month periods ended June 30, 2018.

•
Adjustment to reflect estimated additional depreciation and amortization expense of $2.6 million and $5.3 million for the three and six month periods ended June 30, 2018, resulting primarily from the fair value adjustments to Omni’s intangible assets. Pro forma combined depreciation expense for the periods presented reflect the increased fair values of the aircraft acquired and longer useful lives of the aircraft, indicative of the Company's policies and intent to modify certain aircraft to freighters as an aircraft is removed from passenger service.

•
Adjustment to reflect additional interest expense and amortization of debt issuance costs for the three and six month periods ended June 30, 2018, related to the combined $855 million from an unsubordinated term loan and revolving facility draws using the prevailing rates of 4.57%.

In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). In April 2019, West issued additional shares to a new investor in conjunction with a capital investment and purchase agreement which reduced the Company's ownership to approximately 10% and reduced the Company's influence over West. West, through its two airlines, Atlantic Airlines Ltd. and West Air Sweden AB, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. West leases three Boeing 767 aircraft and one Boeing 737 from the Company.
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2020. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. During the six month periods ending June 30, 2019 and 2018, the Company contributed $6.4 million and $5.2 million to the joint venture, respectively.
The carrying value of West and the joint venture totaled $12.6 million and $12.5 million at June 30, 2019 and December 31, 2018, respectively. and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

Stock warrants issued to a lessee (see Note C) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligation and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2018	$63,780
Warrants granted	100,076
Amortization	(8,251)
Carrying value as of June 30, 2019	$155,605

The lease incentive began to amortize in April 2016, with the commencement of certain aircraft leases over the duration of the related leases.

NOTE C—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 15% and 15% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2019, respectively, compared to 28% and 28% for the corresponding periods of 2018. The Company’s balance sheets include accounts receivable with DHL of $11.0 million and $13.4 million as of June 30, 2019 and December 31, 2018, respectively.
The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Leases for eleven Boeing 767 aircraft run through March and April 2022. Under a CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides Boeing 767 and Boeing 757 air cargo transportation services for DHL through additional ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown. The Company also provides ground equipment, such as power units, air starts and related maintenance services to DHL under separate agreements.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon.com Services, Inc. ("ASI"), successor to Amazon Fulfillment Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for an original term of five years and eight Boeing 767-300 freighter aircraft for an original term of seven years. The ATSA also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). The ATSA became effective on April 1, 2016 and had an original term of five years.
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
On December 22, 2018 the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years.and 4) amend and extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company plans to deliver five of the 767-300 aircraft in 2019, the first of which was leased during the second quarter, and the remainder in 2020. All ten of these aircraft leases will be for ten years.
In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement, Amazon will be issued warrants for up to14.8 million common shares which could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above for the 2016 agreements.  These new warrants will vest as existing leases are extended and additional aircraft leases are executed and added to the ATSA operations. These new warrants will expire if not exercised within seven years from their issuance date. They have an exercise price of $21.53 per share, based on the volume-weighted average price of the Company's shares over the 30 trading days immediately preceding execution of a non-binding term sheet by the parties on October 29, 2018.
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
The warrants potentially issuable under these new agreements with Amazon required an increase in the number of authorized common shares of the Company. Management submitted proposals for shareholder consideration at the Company’s annual meeting of shareholders on May 9, 2019 calling for an increase in the number of authorized common shares and approval of the warrants as required under the rules of the Nasdaq Global Select Market. Both proposals were approved by shareholders on May 9, 2019.
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
As of June 30, 2019, the Company's liabilities reflected 14.83 million warrants from 2016 Investment Agreement having a fair value of $222.7 million and 24.7 million warrants from the 2018 Amazon agreements having a fair value of $178.7 million. During the three and six month periods ended June 30, 2019, the re-measurements of all the warrants to fair value resulted in a net non-operating losses of $29.0 million and $20.7 million before the effect of income taxes, respectively, compared to gains of $10.8 million and losses of $7.7 million for the corresponding periods of 2018.
Revenues from continuing operations performed for Amazon comprised approximately 20% and 19% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2019, respectively, compared to 29% and 29% for the corresponding periods of 2018. The Company’s balance sheets include accounts receivable with Amazon of $31.4 million and $29.2 million as of June 30, 2019 and December 31, 2018, respectively.

The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
DoD
The Company is a provider of cargo and passenger airlift services to the DoD. The Company's airlines have been providing services to the DoD since the 1990's. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the DoD were approximately 36% and 37% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2019, respectively, compared to 11% and 11% for the corresponding periods of 2018. The Company's balance sheets included accounts receivable with the DoD of $39.0 million and $50.5 million as of June 30, 2019 and December 31, 2018, respectively.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2019	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$17,104	$—	$17,104
Interest rate swap	—	218	—	218
Total Assets	$—	$17,322	$—	$17,322
Liabilities
Interest rate swap	$—	$(9,061)	$—	$(9,061)
Stock warrant obligations	—	(369,485)	(31,956)	(401,441)
Total Liabilities	$—	$(378,546)	$(31,956)	$(410,502)

As of December 31, 2018	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$17,986	$—	$17,986
Interest rate swap	—	2,971	—	2,971
Total Assets	$—	$20,957	$—	$20,957
Liabilities
Interest rate swap	$—	$(1,138)	$—	$(1,138)
Stock warrant obligation	—	(203,782)	—	(203,782)
Total Liabilities	$—	$(204,920)	$—	$(204,920)

As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $7.6 million less than the carrying value, which was $1,442.0 million at June 30, 2019. As of December 31, 2018, the fair value of the Company’s debt obligations was approximately $6.0 million less than the carrying value, which was $1,401.3 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Flight equipment	$2,389,747	$2,340,840
Ground equipment	58,821	57,455
Leasehold improvements, facilities and office equipment	29,955	28,745
Aircraft modifications and projects in progress	218,302	74,449
	2,696,825	2,501,489
Accumulated depreciation	(1,046,213)	(946,484)
Property and equipment, net	$1,650,612	$1,555,005

CAM owned aircraft with a carrying value of $758.9 million and $803.7 million that were under leases to external customers as of June 30, 2019 and December 31, 2018, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Unsubordinated term loans	$705,909	$721,406
Revolving credit facility	515,000	475,000
Convertible debt	209,115	204,846
Other financing arrangements	11,994	—
Total debt obligations	1,442,018	1,401,252
Less: current portion	(39,236)	(29,654)
Total long term obligations, net	$1,402,782	$1,371,598

The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes an unsubordinated term loan and a revolving credit facility. Effective November 9, 2018, in conjunction with the acquisition of Omni, the Senior Credit Agreement was amended. The amendment continued the secured revolving credit facility and the existing secured term loan while securing a second term loan of $675.0 million. Effective May 28, 2019, the Senior Credit Agreement was amended to extend its the expiration to May 30, 2024. This amendment also increased the capacity of revolving credit facility to $645.0 million and set the accordion feature such that the Company can draw up to an additional $300.0 million subject to the lenders' consent. As of June 30, 2019, the unused revolving credit facility totaled $117.3 million, net of draws of $515.0 million and outstanding letters of credit of $12.7 million. The Senior Credit Agreement permits additional indebtedness of up to $500.0 million of which $258.8 million has been utilized for the issuance of convertible notes.

The balance of the unsubordinated term loans is net of debt issuance costs of $9.4 million and $9.8 million for the periods ended June 30, 2019 and December 31, 2018, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loans and revolving credit facility bear variable interest rates of 4.66%, 4.66% and 4.66%, respectively.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 102% of the outstanding balance of the term loans and the total funded revolving credit facility. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment which was $645.0 million.
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

	June 30,	December 31,
	2019	2018
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(5,336)	(5,799)
Unamortized discount	(44,299)	(48,105)
Convertible debt	209,115	204,846

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

		June 30, 2019		December 31, 2018
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	24,375	213	28,125	650
May 30, 2021	1.703%	24,375	5	28,125	366
December 31, 2021	2.706%	148,125	(3,797)	150,000	(1,138)
March 31, 2022	1.900%	50,000	(396)	50,000	829
March 31, 2022	1.950%	75,000	(695)	75,000	1,126
March 31, 2023	2.425%	150,000	(4,173)	—	—

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net loss on derivatives of $6.9 million and $10.7 million for the three and six month periods ending June 30, 2019, respectively, compared to net gains of $0.8 million and $3.2 million for the corresponding periods of 2018. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.
The Company recorded a net loss before the effects of income taxes of $0.2 million during the three month period ended March 31, 2018 for the revaluation of the convertible note hedges and the note conversion obligations to fair value before these instruments were reclassified to paid-in-capital.

NOTE H—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases property, two aircraft, aircraft engines and other types of equipment under operating leases. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to seven years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to three years.
The Company records the initial lease asset and lease liability at the present value of lease payments scheduled during the lease term. The leases typically do not provide an implicit rate; therefore,the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s average discount rate for operating leases at June 30, 2019 was 4.75%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.3 years.
As of June 30, 2019, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
Remaining 2019	$18,053
2020	13,536
2021	10,010
2022	8,371
2023	5,428
2024 and beyond	7,436
Total	62,834
Less: amount representing interest	(6,491)
Present value of future minimum lease payments	56,343
Less: current obligations under leases	15,770
Long-term lease obligations	$40,573

As of December 31, 2018, the cash flows of operating leases over the next five years were as follows (in thousands):

Operating Leases
2019	$16,674
2020	14,586
2021	11,875
2022	5,906
2023	3,813
2024 and beyond	2,001
Total minimum lease payments	$54,855

Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. At June 30, 2019, the Company had non-refundable deposits of $30.3 million to purchase 19 Boeing 767-300 aircraft. The Company could incur a cancellation fee with IAI for unused modification part kits.
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
Employees Under Collective Bargaining Agreements
As of June 30, 2019, the flight crewmember employees of ABX, ATI and Omni and flight attendant employees of ATI and Omni were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.8%
ATI	Air Line Pilots Association	7.3%
Omni	International Brotherhood of Teamsters	6.8%
ATI	Association of Flight Attendants	0.9%
Omni	Association of Flight Attendants	7.1%

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
The Company's net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$27	$30	$—	$—	$54	$60
Interest cost	7,825	7,284	37	32	15,649	14,568	74	64
Expected return on plan assets	(9,477)	(10,523)	—	—	(18,954)	(21,046)	—	—
Amortization of net loss	3,882	887	43	55	7,764	1,774	86	110
Net periodic benefit cost (income)	$2,230	$(2,352)	$107	$117	$4,459	$(4,704)	$214	$234

During the six month period ending June 30, 2019, the Company contributed $1.4 million to the pension plans. The Company expects to contribute an additional $6.7 million during the remainder of 2019.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2019 have been estimated utilizing a 25% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period.
During 2019, the Company recorded discrete tax items for the conversion of employee stock awards, limitations on the deductibility of executive compensation and gains and losses on warrant revaluations which were not subject to tax. During 2019, the Company recorded a valuation allowance against a deferred tax benefit related to a foreign investment. As a result of these differences in which expenses and benefits for tax purposes are different than required by generally accepted accounting principals, the Company's effective tax rate for the first six months of 2019 was 194%. The final effective tax rate for the year 2019 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.

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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and six month periods ending June 30, 2019 and 2018 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2018	$(59,888)	$(1,055)	$(1,364)	$(62,307)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(186)	(186)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	887	55	—	942
Income Tax (Expense) or Benefit	(200)	(13)	63	(150)
Other comprehensive income (loss), net of tax	687	42	(123)	606
Balance as of June 30, 2018	$(59,201)	$(1,013)	$(1,487)	$(61,701)

Balance as of January 1, 2018	$(60,575)	$(1,097)	$(1,348)	$(63,020)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(211)	(211)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,774	110	—	1,884
Income Tax (Expense) or Benefit	(400)	(26)	72	(354)
Other comprehensive income (loss), net of tax	1,374	84	(139)	1,319
Balance as of June 30, 2018	$(59,201)	$(1,013)	$(1,487)	$(61,701)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2019	$(86,091)	$(808)	$(1,484)	$(88,383)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive income:
Recognition of foreign currency loss	—	—	2,253	2,253
Actuarial costs (reclassified to salaries, wages and benefits)	3,882	43	—	3,925
Income Tax (Expense) or Benefit	(609)	(7)	(770)	(1,386)
Other comprehensive income (loss), net of tax	3,273	36	1,479	4,788
Balance as of June 30, 2019	$(82,818)	$(772)	$(5)	$(83,595)

Balance as of January 1, 2019	$(89,042)	$(841)	$(1,479)	$(91,362)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income:
Recognition of foreign currency loss	—	—	2,253	2,253
Actuarial costs (reclassified to salaries, wages and benefits)	7,764	86	—	7,850
Income Tax (Expense) or Benefit	(1,540)	(17)	(768)	(2,325)
Other comprehensive income (loss), net of tax	6,224	69	1,474	7,767
Balance as of June 30, 2019	$(82,818)	$(772)	$(5)	$(83,595)

NOTE L—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005 and in May 2015. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with vesting periods of approximately twelve months. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Six Months Ended
	June 30, 2019		June 30, 2018
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	969,928	$15.89	873,849	$12.30
Granted	295,096	23.22	207,295	26.50
Converted	(153,464)	17.29	(96,616)	10.89
Expired	(5,600)	23.78	(500)	28.38
Forfeited	(2,600)	22.16	(2,600)	26.76
Outstanding at end of period	1,103,360	$17.61	981,428	$15.39
Vested	337,060	$8.04	326,928	$7.18

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
For the three month periods ending June 30, 2019 and 2018, the Company recorded expense of $3.4 million and $2.3 million, respectively, for stock incentive awards. At June 30, 2019, there was $10.1 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2019, none of the awards were convertible, 337,060 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,341,035 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2021.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Earnings (loss) from continuing operations - basic	$(26,632)	$24,464	$(3,998)	$40,146
Gain from stock warrants revaluation, net of tax	—	(10,448)	—	(7,473)
Earnings (loss) from continuing operations - diluted	$(26,632)	$14,016	$(3,998)	$32,673

Denominator:
Weighted-average shares outstanding for basic earnings per share	58,909	58,739	58,874	58,790
Common equivalent shares:
Effect of stock-based compensation awards and warrants	—	9,624	—	9,994
Weighted-average shares outstanding assuming dilution	58,909	68,363	58,874	68,784
Basic earnings (loss) per share from continuing operations	$(0.45)	$0.42	$(0.07)	$0.68
Diluted earnings (loss) per share from continuing operations	$(0.45)	$0.21	$(0.07)	$0.48

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
The underlying warrants recorded as a liability as of June 30, 2019 and 2018 would have resulted in 39.5 million and 14.8 million additional shares of the Company's common stock, respectively, if the warrants were settled by tendering cash.
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution because their effect would have been anti-dilutive, were 10.9 million and 10.8 million for the three and six month periods ended June 30, 2019, respectively.

NOTE N—SEGMENT AND REVENUE INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft leasing operations while the ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI, charter service and passenger service agreements that the Company has with its customers. The Company's aircraft maintenance and modification services, ground services and other activities are not large enough to constitute reportable segments and are combined in All other. Intersegment revenues are valued at arms-length market rates.
Revenue information is presented below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2019	2018	2019	2018
Total revenues:
CAM	$69,256	$54,377	$139,606	$106,753
ACMI Services	254,938	119,606	512,894	238,980
All other	71,104	65,361	138,466	137,259
Eliminate inter-segment revenues	(60,722)	(35,737)	(108,207)	(76,345)
Total	$334,576	$203,607	$682,759	$406,647
Customer revenues:
CAM	$39,953	$38,016	$81,562	$73,903
ACMI Services	254,869	119,589	512,822	238,963
All other	39,754	46,002	88,375	93,781
Total	$334,576	$203,607	$682,759	$406,647

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
The Company's external customer revenues from other activities for the three and six month periods ended June 30, 2019 and 2018 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	2019	2018	2019	2018
Aircraft maintenance, modifications and part sales	$23,303	$29,069	$57,284	$60,008
Ground services	15,775	16,159	29,713	32,313
Other	676	774	1,378	1,460
Total customer revenues	$39,754	$46,002	$88,375	$93,781

CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 5% of CAM's leases to external customers contain purchase options at projected market values. As of June 30, 2019, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $84.7 million for the remainder of 2019, $163.3 million, $157.5 million, $131.3 million, $88.2 million respectively for each of the next 4 years years ending December 31, 2023 and $139.9 million thereafter. Minimum future payments from external customers for leased aircraft and equipment as of December 31, 2018 was scheduled to be $142.3 million, $127.1 million, $124.3 million, $121.2 million , $87.1 million for each of the next five years ending December 31, 2023 and $119.8 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. During the three and six month periods ending June 30, 2019, the Company recognized $0.6 million and $2.8 million of non lease revenue that was reported in deferred revenue at the beginning of the respective period, respectively, compared to $3.4 million and $8.0 million in the corresponding periods of 2018. Deferred revenue was $1.5 million and $3.1 million at June 30, 2019 and December 31, 2018, respectively, for contracts with customers.

Additional segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation and amortization expense:
CAM	$38,723	$30,540	$77,518	$59,465
ACMI Services	23,865	10,327	46,960	20,552
All other	678	753	1,425	1,607
Total	$63,266	$41,620	$125,903	$81,624
Segment earnings (loss):
CAM	$16,683	$15,394	$32,857	$30,858
ACMI Services	973	500	13,283	3,915
All other	4,006	3,039	5,909	6,757
Net unallocated interest expense	(903)	(347)	(1,683)	(640)
Net loss on financial instruments	(35,886)	11,697	(31,386)	10,812
Transaction fees	—	—	(373)	—
Other non-service components of retiree benefit (costs) credits, net	(2,351)	2,045	(4,702)	4,090
Loss from non-consolidated affiliate	(5,998)	(2,417)	(9,814)	(4,953)
Pre-tax earnings from continuing operations	$(23,476)	$29,911	$4,091	$50,839

Interest expense allocated to CAM was $9.4 million and $19.3 million for the three and six month periods ending June 30, 2019, respectively, compared to $4.5 million and $9.0 million for the corresponding periods of 2018. Interest expense allocated to ACMI Services was $6.4 million and $13.0 million for the three and six month periods ending June 30, 2019, respectively, compared to $0.5 million and $1.0 million for the corresponding periods of 2018.
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	June 30,	December 31,
	2019	2018
Assets:
CAM	$1,782,950	$1,577,182
ACMI Services	751,373	759,131
All other	168,993	134,272
Total	$2,703,316	$2,470,585

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2018.

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
We have two reportable segments: CAM, which leases Boeing 777, 767, 757 and 737 aircraft and aircraft engines and ACMI Services, which includes the cargo and passenger transportation operations of the three airlines. Our other business operations, which primarily provide support services to the transportation industry, include providing aircraft maintenance and modification services to customers, load transfer and sorting services as well as related equipment maintenance services. These operations do not constitute reportable segments due to their size. On November 9, 2018, the Company acquired OAI, a passenger airline, along with related entities (referred to collectively as "Omni"). Revenues and operating expenses include the activities of Omni for periods since their acquisition by the Company on November 9, 2018.
Our largest customers are DHL Network Operations (USA), Inc. and its affiliates ("DHL"), Amazon.com Services, Inc. ("ASI"), successor to Amazon Fulfillment Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon"), and the U.S. Department of Defense ("DoD").
DHL
The Company has had long-term contracts with DHL since August 2003. DHL accounted for 15% and 28% of the Company's consolidated revenues during the first six months of 2019 and 2018, respectively. As of June 30, 2019, the Company, through CAM, leased 14 Boeing 767 aircraft to DHL comprised of seven Boeing 767-200 aircraft and seven Boeing 767-300 aircraft expiring between 2022 and 2024. Eight of the 14 Boeing 767 aircraft were being operated for DHL by the Company's airlines. We also operate four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL. On April 30, 2019, the Company extended the leases for four of the 767-300 aircraft and one of the 767-200 aircraft leased to DHL through April 2022. The Company also extended the leases for six of the 767-200 aircraft through March 2022.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for ASI since September 2015. Revenues from our commercial arrangements with ASI comprised approximately 19% and 29% of our consolidated revenues during the first six months of 2019 and 2018, respectively. On March 8, 2016, we entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM leased 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA also provides for the operation of those aircraft by our airline subsidiaries and the performance of ground handling services by our subsidiary, LGSTX Services Inc. ("LGSTX"). In December 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years and 4) amend and extend the ATSA by five years through March 2026, with an option to extend for an additional three years. During January, 2019, amendments to extend the terms of aircraft leases were executed. We leased the first of ten Boeing 767-300 aircraft to ASI during the second quarter of 2019. We plan to deliver five more of the 767-300 aircraft in 2019 and the remainder in 2020 for lease. All ten of these aircraft leases will be for ten years. Under the ATSA, we operate the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which grant Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. In conjunction with the December 22, 2018 agreement for the ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and additional aircraft operations under the ATSA, Amazon may vest additional warrants totaling 14.8 million common shares which could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above for the 2016 agreements. On January 22, 2019, 5.5 million warrants vested in conjunction with the execution of 20 aircraft lease extensions and in June 2019 warrants vested in conjunction with the execution of a Boeing 767 aircraft lease. Additional warrants will vest as additional aircraft leases are executed and added to the ATSA operations. Additionally, Amazon can earn incremental warrant rights, increasing its potential ownership from 33.2% up to approximately 39.9% of the Company, by leasing up to seventeen more cargo aircraft from the Company before January 2026.
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
DoD
The Company's airlines have been providing services to the DoD since the 1990's. The DoD comprised 37% and 11% of the Company's consolidated revenues during the first six months of 2019 and 2018, respectively. The Company's airlines provide passenger and cargo airlift services to the U.S. DoD. Due to the acquisition of OAI in November of 2018, the DoD comprises a larger portion of our 2019 consolidated revenues compared to previous periods.
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of June 30, 2019 and December 31, 2018. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At June 30, 2019, the Company owned eleven Boeing 767-300 aircraft that were either already undergoing, or awaiting induction into the freighter conversion process.

Aircraft fleet activity during the first six months of 2019 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft purchased in the previous year. After leasing the aircraft to ATI for a short period, CAM began to lease this aircraft to an external customer under a multi-year lease. ATI operates the aircraft for the customer.
- External customers returned three Boeing 767-200 freighter aircraft and one Boeing 737-400 freighter aircraft to CAM. CAM leased two of the Boeing 767-200 aircraft to ABX.
- CAM purchased seven Boeing 767-300 passenger aircraft for the purpose of converting six of the aircraft into a standard freighter configuration and leasing one as a passenger aircraft.

	June 30, 2019			December 31, 2018
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	7	26	33	5	29	34
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	5	29	34	5	28	33
Boeing 767-300 Passenger	6	—	6	6	—	6
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Freighter	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Boeing 737-400 Freighter	—	1	1	—	2	2
Total	31	56	87	29	59	88
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	1	—	1	1	—	1
Total	2	—	2	2	—	2
Other aircraft
Owned Boeing 767-300 under modification	—	11	11	—	5	5
Owned Boeing 737 available or staging for lease		1	1
Owned Boeing 767 available or staging for lease	—	2	2	—	1	1
As of June 30, 2019, ABX, ATI and OAI were leasing 31 in-service aircraft internally from CAM for use in ACMI Services. As of June 30, 2019, one of CAM's 26 Boeing 767-200 freighter aircraft shown in the fleet table above and seven of the 29 Boeing 767-300 freighter aircraft were leased to DHL and operated by ABX. Additionally, 12 of CAM's 26 Boeing 767-200 freighter aircraft and nine of CAM's 29 Boeing 767-300 freighter aircraft were leased to ASI and operated by ABX or ATI. CAM leased the other 13 Boeing 767-200 freighter aircraft and 13 Boeing 767-300 aircraft to external customers, including six Boeing 767-200 aircraft to DHL that are being operated by a DHL-owned airline. The carrying values of the total in-service fleet as of June 30, 2019 and December 31, 2018 were $1,273.1 million and $1,334.9 million, respectively. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM that is not in service condition or in the process of freighter modification.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $131.0 million to $334.6 million and by $276.1 million to $682.8 million for the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. Revenues in 2019 grew due to additional passenger transportation services provided to the DoD after the Company completed the acquisition of OAI in November 2018. Revenues also increased due to additional aircraft leases from CAM's leasing operations, expanded CMI and logistics services for ASI and increased aircraft maintenance and modification services for various customers.
The consolidated net losses from continuing operations were $26.6 million and $4.0 million for the three and six months periods ended June 30, 2019, respectively, compared to net earnings of $24.5 million and $40.1 million for the corresponding periods of 2018. The Company had pre-tax losses from continuing operations of $23.5 million and pre-tax earnings of $4.1 million for the three and six month periods ended June 30, 2019, respectively, compared to pre-tax earnings of $29.9 million and $50.8 million for the corresponding periods of 2018. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. On a pre-tax basis, earnings included net losses of $35.9 million and $31.4 million for the three and six month periods ended June 30, 2019, respectively for the re-measurement of financial instruments, including the warrant obligations granted to Amazon. This compares to pre-tax gains for re-measurement of such financial instruments of $11.7 million and $10.8 million for the corresponding periods of 2018. Additionally, pre-tax earnings from continuing operations included losses of $2.4 million and $4.7 million for the three and six month periods ended June 30, 2019, respectively, for the non-service components of retiree benefit plans compared to gains of $2.0 million and $4.1 million for the corresponding periods of 2018. Pre-tax earnings for the three and six month periods ended June 30, 2019 included losses of $6.0 million and $9.8 million, respectively for the Company's share of development costs for a joint venture and losses from a non-consolidated affiliate, compared to $2.4 million and $5.0 million for the corresponding periods of 2018. Pre-tax earnings were also reduced by $4.0 million and $8.3 million for the three and six month periods ended June 30, 2019, respectively, for the amortization of lease incentives given to ASI in the form of warrants, compared to $4.2 million and $8.5 million for the corresponding periods of 2018. Pre-tax earnings for the first half of 2019 also included expense of $0.4 million for acquisition fees incurred for the Company's 2018 acquisition of Omni. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) were $24.8 million and $58.6 million for the three and six month periods ended June 30, 2019 compared to $22.8 million and $49.3 million for the corresponding periods of 2018.
Adjusted pre-tax earnings from continuing operations for 2019 improved for the first half compared to 2018, driven primarily by additional revenues and the improved financial results of our airline operations. We experienced additional revenues and earnings due to the acquisition of Omni in November 2018. Adjusted pre-tax earnings from continuing operations also improved due to additional aircraft leases and the expansion of gateway ground operations for ASI. Growth in revenue was partially offset by the costs necessary to support expanded flight operations, higher costs for flight crews and higher depreciation expense. Pre-tax earnings for 2018 included contributions from the Company's former USPS contracts for parcel sorting which expired in September 2018. Pre-tax earnings for the first half of 2019 included additional interest expense due to the acquisition of Omni and the expansion of CAM's fleet.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Six Month Ending
	June 30,		June 30,
	2019	2018	2019	2018
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$73,280	$58,603	$147,857	$115,205
Lease incentive amortization	(4,024)	(4,226)	(8,251)	(8,452)
Total CAM	69,256	54,377	139,606	106,753
ACMI Services	254,938	119,606	512,894	238,980
Other Activities	71,104	65,361	138,466	137,259
Total Revenues	395,298	239,344	790,966	482,992
Eliminate internal revenues	(60,722)	(35,737)	(108,207)	(76,345)
Customer Revenues	$334,576	$203,607	$682,759	$406,647

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$16,683	$15,394	$32,857	$30,858
ACMI Services, inclusive of interest expense	973	500	13,283	3,915
Other Activities	4,006	3,039	5,909	6,757
Net unallocated interest expense	(903)	(347)	(1,683)	(640)
Net financial instrument re-measurement gain (loss)	(35,886)	11,697	(31,386)	10,812
Transaction fees	—	—	(373)	—
Other non-service components of retiree benefits (credits) costs, net	(2,351)	2,045	(4,702)	4,090
Loss from non-consolidated affiliates	(5,998)	(2,417)	(9,814)	(4,953)
Pre-Tax Earnings from Continuing Operations	(23,476)	29,911	4,091	50,839
Add other non-service components of retiree benefit costs (credits), net	2,351	(2,045)	4,702	(4,090)
Add charges for non-consolidated affiliates	5,998	2,417	9,814	4,953
Add lease incentive amortization	4,024	4,226	8,251	8,452
Add transaction fees	—	—	373	—
Add net (gain) loss on financial instruments	35,886	(11,697)	31,386	(10,812)
Adjusted Pre-Tax Earnings from Continuing Operations	$24,783	$22,812	$58,617	$49,342
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
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years.
CAM's revenues grew by $14.9 million and $32.9 million for the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018, primarily as a result of additional aircraft leases. Revenues from external customers totaled $40.0 million and $81.6 million for the three and six month periods ended June 30,

2019, respectively, compared to $38.0 million and $73.9 million for the corresponding periods of 2018. As of June 30, 2019 and 2018, CAM had 56 and 54 aircraft under lease to external customers, respectively. CAM's revenues from the Company's airlines totaled $29.3 million and $58.0 million for the three and six month periods ended June 30, 2019, respectively, compared to $16.4 million and $32.9 million for the corresponding periods of 2018, reflecting lease revenues for the addition of the eleven passenger aircraft acquired with Omni in November 2018. In addition to the Omni acquisition, CAM has added five Boeing 767-300 freighter aircraft to its lease portfolio since July 1, 2018.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $16.7 million and $32.9 million for the three and six month periods ended June 30, 2019, respectively, compared to $15.4 million and $30.9 million for the corresponding periods of 2018. Increased pre-tax earnings reflect the eleven passenger aircraft leased to Omni as well as lease revenues for additional aircraft, offset by increases of $4.9 million and $10.4 million in internally allocated interest expense due to higher debt levels for the three and six month periods ended June 30, 2019 compared to the corresponding periods of 2018. The pre-tax earnings were also partially offset by increased depreciation expense of $8.2 million and $18.1 million for the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018 driven by the addition of five Boeing freighter aircraft in the first half of 2019 compared to 2018, and the addition of the 11 Boeing passenger aircraft from the Omni acquisition.
During the first six months of 2019, CAM purchased seven Boeing 767-300 passenger aircraft. As of June 30, 2019, six of the Boeing 767-300 passenger aircraft purchased in 2019 and four Boeing 767-300 passenger aircraft purchased during 2018 were being modified from passenger to freighter configuration. One of the Boeing 767-300 aircraft purchased in 2019 was being prepped for passenger service. We expect to add up to nine aircraft into service during the second half of 2019. We have customer commitments or letters of intent for most of these aircraft. Additionally, CAM has agreements to purchase 19 more Boeing 767-300 aircraft. CAM began to acquire these aircraft in July 2019 and currently expects to complete their freighter modifications through 2021.
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
ACMI Services
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance, insurance and aviation fuel. Our customers are typically responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the DoD, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of June 30, 2019, ACMI Services included 63 in-service aircraft, including 31 passenger and freighter aircraft leased internally from CAM, eight CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under a CMI agreement, 21 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA, another CAM-owned freighter operated under a CMI by ATI and two passenger aircraft leased from an external lessor.
Total revenues from ACMI Services increased $135.3 million and $273.9 million during the three and six month periods ended June 30, 2019, respectively, to $254.9 million and $512.9 million compared to the corresponding periods of 2018. These increases reflect the acquisition of OAI and increases in billable block hours of 32% and 28% for the three and six month periods ended June 30, 2019, respectively, compared to 2018. Increased revenues for 2019 included additional aircraft operations for ASI and the DoD. As of June 30, 2019, ACMI Services revenues included the operation of twelve more CAM-owned aircraft compared to June 30, 2018. On a combined pro forma basis, ACMI Services revenues for the three and six month periods ended June 30, 2018 would have been $243.9 million and $466.5 million, respectively, with the inclusion of OAI.
ACMI Services had pre-tax earnings of $1.0 million and $13.3 million during the three and six month periods ended June 30, 2019, respectively, compared to $0.5 million and $3.9 million for the corresponding periods of 2018. Improved pre-tax results in 2019 compared to 2018 were bolstered by expanded revenues from the acquisition of OAI and the timing of scheduled airframe maintenance costs. The improved pre-tax earnings were offset by increases of

$6.0 million and $12.0 million in internally allocated interest expense due to higher debt levels for the three and six month periods ended June 30, 2019, respectively, compared to 2018. Earnings for the second quarter of 2019 also reflected additional personnel and training time in preparation for additional aircraft and block hours scheduled for operations in the second half of 2019. Scheduled airframe maintenance expense decreased $3.0 million during the first half of 2019 compared to 2018. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. In March 2018, ATI began to implement an amendment to the collective bargaining agreement with its crewmembers. The amendment resulted in increased wages for the ATI crewmembers beginning in the second quarter of 2018.
The future growth for ACMI Service may be impacted by additional aircraft operations for Amazon. As a result of recent agreements with Amazon, we began to operate an additional Boeing 767-300 aircraft in June of 2019 under the ATSA and we expect to add at least nine additional Boeing 767-300 for Amazon, including five in the second half of 2019 and four during 2020. (These aircraft will be leased to Amazon from CAM). Future operating results would also be impacted by the vesting of additional warrants committed to Amazon in exchange for adding aircraft into the ATSA.
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
Other Activities
We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. Through the Airborne Maintenance and Engineering Services, Inc. and its subsidiaries ("AMES"), we sell aircraft parts and provide aircraft maintenance and modification services. We provided mail and package sorting and logistical support to the U.S. Postal Service (“USPS”) at five USPS facilities through September 30, 2018, at which time our contracts expired. We arrange and perform similar services for certain ASI gateway locations in the U.S. During the second quarter, ASI has begun to in-source some of the gateway locations for which we arrange contracted logistical support. We also provide maintenance for ground equipment, facilities and material handling equipment. We also resell aviation fuel in Ohio and provide flight training.
External customer revenues from all other activities decreased $6.2 million and $5.4 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. Declines in USPS revenue during 2019 were offset partially by additional facility maintenance services and ground support services provided to ASI.
The pre-tax earnings from other activities increased by $1.0 million and decreased by $0.8 million during the three and six month periods ended June 30, 2019 to $4.0 million and $5.9 million, respectively, compared to the corresponding periods of 2018. Improved results for second quarter of 2019 compared to 2018 reflect improved revenues and margins on aircraft maintenance provided to other airlines. Results for the first six months of 2019 compared to the same period of 2018 were negatively impacted by lower aircraft maintenance revenues during the first quarter of 2019 and projects with longer than expected completion times compared to 2018.
Discontinued Operations
The financial results of discontinued operations primarily consist of cost adjustments to benefits of former employees associated with ABX's former hub operations provided to DHL. Pre-tax earnings related to the former hub operations were $0.1 million and $0.4 million for the first six months of 2019 and 2018, respectively.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $23.8 million and $52.4 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018 driven by higher headcount for flight operations, maintenance services and package sorting services. The increases in expense for the three and six month periods ended June 30, 2019 included $28.1 million and $54.6 million, respectively, for Omni, acquired in November 2018. Expenses for 2019 also included higher flight crew wages in conjunction with an amendment to the collective bargaining agreement with the ATI crewmembers and additional aircraft maintenance technicians to support increased block hours. Increases in salaries, wages and benefits expense were partially offset by personnel reductions due to the expiration of the USPS contracts.
Depreciation and amortization expense increased $21.6 million and $44.3 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. The increase in depreciation expense for the three and six month periods ended June 30, 2019 included $15.5 million and $31.0 million, respectively, for Omni assets acquired in November 2018. The increase also reflects incremental depreciation for five Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since July 1, 2018, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $2.8 million and $10.7 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. The increase in expense for the three and six month periods ended June 30, 2019 included $4.4 million and $8.2 million, respectively, for Omni, acquired in November 2018. The timing and work scope of scheduled airframe checks resulted in fluctuations of maintenance expense during 2019 compared to 2018. Aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $28.1 million and $57.0 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. Fuel expense includes the cost of fuel to operate DoD charters as well as fuel used to position aircraft for service and for maintenance purposes. The increase for the three and six month periods ended June 30, 2019 included $26.2 million and $54.3 million, respectively, for Omni. The remainder of the increase was due to more block hours flown for military customers in 2019.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $12.1 million and $25.3 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. This increase for the three and six month periods ended June 30, 2019 included $12.3 million and $24.2 million, respectively, for Omni.
Travel expense increased by $13.6 million and $27.1 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. The increase for the three and six month periods ended June 30, 2019 included $13.1 million and $26.0 million, respectively, for Omni.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.1 million and $3.0 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. The increase for the three and six month periods ended June 30, 2019 included $1.3 million and $3.2 million, respectively, for Omni.
Rent expense increased by $0.2 million and $0.7 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. This increase for the three and six month periods ended June 30, 2019 included $1.5 million and $3.0 million, respectively, for Omni. This increase was partially offset by decreases in building rent after the expiration of the contracts for the five USPS facilities.
Insurance expense increased by $0.4 million and $1.0 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. Aircraft fleet insurance has increased due to additional aircraft operations during the first half of 2019 compared to 2018.
Other operating expenses increased by $13.6 million and $21.8 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. Other operating expenses include professional fees, employee training and utilities. The increase for the three and six month periods ended June 30, 2019 included $8.9 million and $16.2 million, respectively, for Omni. Other operating expenses during 2019 were negatively impacted by the operating results of an airline affiliate accounted for under the equity method. Operating expenses for 2018 included gains related to the sale of equipment.
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
The pro forma results exclude non-recurring charges recorded by Omni that were directly related to the acquisition by the Company. Combined results for Air Transport Services Group and Omni for the three and six month periods ended June 30, 2018 were adjusted for the following in order to create the unaudited pro forma results in the table:

	Three Months Ended June 30, 2018
	Actual ATSG	Actual Omni	Pro Forma Adjustments	Pro Forma Results
Operating Expenses
Salaries, wages and benefits	$74,049	$27,815	$(351)	$101,513
Depreciation and amortization	41,620	15,014	2,644	59,278
Maintenance, materials and repairs	36,817	3,723	(314)	40,226
Fuel	5,913	26,386	(21)	32,278
Contracted ground and aviation services	2,444	13,381	—	15,825
Travel	7,288	11,100	—	18,388
Landing and ramp	1,311	1,806	—	3,117
Rent	3,760	1,692	—	5,452
Insurance	1,420	487	—	1,907
Other operating expenses	5,087	5,984	—	11,071
Total Operating Expenses	$179,709	$107,388	$1,958	$289,055

	Six Months Ended June 30, 2018
	Actual ATSG	Actual Omni	Pro Forma Adjustments	Pro Forma Results
Operating Expenses
Salaries, wages and benefits	$144,832	$45,395	$(265)	$189,962
Depreciation and amortization	81,624	30,019	5,288	116,931
Maintenance, materials and repairs	73,683	7,251	(320)	80,614
Fuel	11,701	47,445	(23)	59,123
Contracted ground and aviation services	4,828	24,335	—	29,163
Travel	13,920	19,897	—	33,817
Landing and ramp	2,459	3,477	—	5,936
Rent	6,990	3,601	—	10,591
Insurance	2,777	975	—	3,752
Other operating expenses	12,292	12,169	—	24,461
Total Operating Expenses	$355,106	$194,564	$4,680	$554,350
The following adjustments were made to the historical financial records to create the unaudited pro forma information in the table above:

•	Adjustments to eliminate transactions between the Company and Omni during the three and six month periods ended June 30, 2018.

•
Adjustment to reflect estimated additional depreciation and amortization expense of $2.6 million and $5.3 million for the three and six month periods ended June 30, 2018, resulting from the fair value adjustments to Omni’s intangible and tangible assets. Pro forma combined depreciation expense for the periods presented reflect the increased fair values of the aircraft acquired and longer useful lives of the aircraft, indicative of the Company's polices and intent to modify certain aircraft to freighters as an aircraft is removed from passenger service.
Interest expense increased by $11.4 million and $23.5 million during the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods of 2018. Interest expense increased due to a higher average debt level, including an additional term loan under the Senior Credit Agreement of $675.0 million to finance the acquisition of Omni and higher interest rates on the Company's outstanding loans. Interest expense in 2019 and 2018 was also impacted by the convertible notes issued in September 2017. The convertible notes have a principal value of $258.8 million and bear interest at a cash coupon rate of 1.125%. At the time of issuance, the value of the conversion feature of the convertible notes was recorded as a debt discount and is being amortized along with debt issuance costs to interest expense over the seven year term of the convertible notes. We expect interest expense to increase for 2019 reflecting our additional level of borrowings and higher interest rates.
The Company recorded pre-tax net losses on financial instruments of $35.9 million and $31.4 million during the three and six month periods ended June 30, 2019, respectively, compared to gains of $11.7 million and $10.8 million during 2018. The gains and losses are primarily a result of re-measuring, as of June 30, 2019 and 2018, the fair value of the stock warrants granted to Amazon.
Non service components of retiree benefits were net losses of $2.4 million and $4.7 million during the three and six month periods ended June 30, 2019, respectively, compared to net gains of $2.0 million and $4.1 million for 2018. The non service component gain and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2019 have been estimated utilizing a 25% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective tax rate from continuing operations for the three and six month periods ended June 30, 2019 was 13% and 198%, respectively. The effective tax rate is affected by the re-measurement of warrants, changes in valuation allowances and other discrete tax items in which expenses and benefits for tax purposes are different than required by generally accepted accounting principals. The effective tax rate before including the effects of the warrant re-measurements, incentive amortizations and valuation allowance changes was 25% and 24% for the three and six month periods ended June 30, 2019, respectively. The effective tax rate before including the effects of the warrants was 26% and 24% for the three and six month periods ended June 30, 2018, respectively.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $209.4 million and $142.0 million for the first six months in 2019 and 2018, respectively. Improved cash flows generated from operating activities during 2019, were driven primarily by additional aircraft leases to customers and by increased operating levels of the ACMI Services segment. Cash outlays for pension contributions were $1.4 million and $1.8 million for the first six months of 2019 and 2018, respectively.

Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $216.8 million and $150.8 million for the first six months of 2019 and 2018, respectively. Capital expenditures in 2019 included $159.0 million for the acquisition of seven Boeing 767-300 aircraft and freighter modification costs; $34.7 million for required heavy maintenance; and $23.1 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in the first six of 2018 included $116.6 million for the acquisition of four Boeing 767-300 aircraft and freighter modification costs; $19.3 million for required heavy maintenance; and $14.9 million for other equipment, including purchases of aircraft engines and rotables.
During the first six months of 2019, we paid $12.0 million to complete the acquisitions of Omni and TriFactor. During the first six months of 2019 and 2018, we contributed $6.4 million and $5.2 million, respectively, to a joint venture with Precision Aircraft Solutions, LLC, which is developing a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash provided by financing activities was $21.1 million for the first six months of 2019 compared to $4.5 million used by financing activities in 2018. During the first six months of 2019, we drew $40.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending for aircraft acquisition and modifications. We made debt principal payments of $15.9 million.
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
Commitments
We estimate that capital expenditures for 2019 will total $475 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note H of the accompanying financial statements.
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of a supplemental type certificate from the FAA in 2020. We expect to make contributions equal to the Company's 49% ownership percentage of the program's total costs during 2019.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes two unsubordinated term loans of $705.9 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $515.0 million, net of repayments, as of June 30, 2019. The revolving credit facility has a capacity of $645.0 million, permitted additional indebtedness of $500.0 million of which $258.8 million has been utilized for the issuance of convertible notes, and an accordion feature whereby the Company can draw up to an additional $300.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 777, 767 and 757 freighter aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 102% of the outstanding balances of the term loans and the total funded revolving credit facility. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment, which was $645.0 million. Absent future extensions, the Senior Credit Agreement expires on May 30, 2024.
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

Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the unsubordinated term loans and the revolving credit facility each bear variable interest rates of 4.66%.
At June 30, 2019, the Company had $54.8 million of cash balances. The Company had $117.3 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $12.7 million. Also, the Company has up to $300 million of additional borrowing capacity available under the accordion feature of its Senior Credit Agreement, subject to lender consent. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2019 and 2018, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the second quarter of 2019. As of June 30, 2019, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation
3.1	First Amendment to Restated Certificate of Incorporation of Air Transport Services Group, Inc., filed herewith.

3.2	Amended and Restated Bylaws of Air Transport Services Group, Inc. (1)

Material Contracts
10.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 13, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the Guarantors party hereto; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (2)

10.2
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 24, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (2)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 10, 2019

(2)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 29, 2019

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	August 6, 2019

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 6, 2019	and Principal Accounting Officer)