Form 10-Q
period 2019-09-30
Air Transport Services Group, Inc.
filed 2019-11-07
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of November 7, 2019, 59,371,805 shares of the registrant’s common stock, par value $0.01, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$46,833	$59,322
Accounts receivable, net of allowance of $2,793 in 2019 and $1,444 in 2018	135,907	147,755
Inventory	32,776	33,536
Prepaid supplies and other	18,018	18,608
TOTAL CURRENT ASSETS	233,534	259,221
Property and equipment, net	1,707,332	1,555,005
Customer incentive	151,271	63,780
Goodwill and acquired intangibles	530,512	535,359
Operating lease assets	54,473	—
Other assets	67,711	57,220
TOTAL ASSETS	$2,744,833	$2,470,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$132,508	$109,843
Accrued salaries, wages and benefits	50,080	50,932
Accrued expenses	15,656	19,623
Current portion of debt obligations	43,451	29,654
Current portion of lease obligations	14,794	—
Unearned revenue	20,153	19,082
TOTAL CURRENT LIABILITIES	276,642	229,134
Long term debt	1,408,086	1,371,598
Stock warrant obligations	308,074	203,782
Post-retirement obligations	54,066	64,485
Long term lease obligations	38,541	—
Other liabilities	53,410	51,905
Deferred income taxes	125,018	113,243
TOTAL LIABILITIES	2,263,837	2,034,147
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 59,368,570 and 59,134,173 shares issued and outstanding in 2019 and 2018, respectively	594	591
Additional paid-in capital	474,915	471,158
Retained earnings	86,085	56,051
Accumulated other comprehensive loss	(80,598)	(91,362)
TOTAL STOCKHOLDERS’ EQUITY	480,996	436,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,744,833	$2,470,585

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES	$366,073	$204,919	$1,048,832	$611,566
OPERATING EXPENSES
Salaries, wages and benefits	110,706	71,341	307,897	216,173
Depreciation and amortization	64,149	43,201	190,052	124,825
Maintenance, materials and repairs	41,496	33,469	125,501	107,152
Fuel	41,193	5,981	110,311	17,682
Contracted ground and aviation services	17,190	2,636	47,319	7,464
Travel	25,366	6,903	66,401	20,823
Landing and ramp	2,539	1,211	7,978	3,670
Rent	4,123	3,274	11,860	10,264
Insurance	1,833	1,696	5,601	4,473
Transaction fees	—	—	373	—
Other operating expenses	16,712	8,380	50,763	20,672
	325,307	178,092	924,056	533,198
OPERATING INCOME	40,766	26,827	124,776	78,368
OTHER INCOME (EXPENSE)
Interest income	78	67	255	144
Non-service component of retiree benefit (costs) credits	(2,351)	2,045	(7,053)	6,135
Net gain on financial instruments	91,952	17,895	60,566	28,707
Loss from non-consolidated affiliates	(2,645)	(2,647)	(12,459)	(7,600)
Interest expense	(16,712)	(5,608)	(50,906)	(16,336)
	70,322	11,752	(9,597)	11,050

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	111,088	38,579	115,179	89,418
INCOME TAX EXPENSE	(6,003)	(5,646)	(14,092)	(16,339)
EARNINGS FROM CONTINUING OPERATIONS	105,085	32,933	101,087	73,079
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	243	170	305	536
NET EARNINGS	$105,328	$33,103	$101,392	$73,615

BASIC EARNINGS PER SHARE
Continuing operations	$1.78	$0.56	$1.72	$1.24
Discontinued operations	0.01	—	—	0.01
TOTAL BASIC EARNINGS PER SHARE	$1.79	$0.56	$1.72	$1.25

DILUTED EARNINGS PER SHARE
Continuing operations	$0.19	$0.24	$0.43	$0.71
Discontinued operations	0.01	—	—	0.01
TOTAL DILUTED EARNINGS PER SHARE	$0.20	$0.24	$0.43	$0.72

WEIGHTED AVERAGE SHARES
Basic	58,919	58,739	58,889	58,773
Diluted	68,718	68,323	69,382	68,629

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET EARNINGS	$105,328	$33,103	$101,392	$73,615
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	2,965	687	9,189	2,061
Defined Benefit Post-Retirement	33	43	102	127
Foreign Currency Translation	(1)	22	1,473	(117)

TOTAL COMPREHENSIVE INCOME, net of tax	$108,325	$33,855	$112,156	$75,686

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JUNE 30, 2018	59,080,387	$591	$469,412	$27,278	$(61,701)	$435,580
Stock-based compensation plans
Amortization of stock awards and restricted stock			1,264			1,264
Total comprehensive income				33,103	752	33,855
BALANCE AT SEPTEMBER 30, 2018	59,080,387	$591	$470,676	$60,381	$(60,949)	$470,699

BALANCE AT JANUARY 1, 2018	59,057,195	$591	$471,456	$(13,748)	$(63,020)	$395,279
Stock-based compensation plans
Grant of restricted stock	101,400	1	(1)			—
Issuance of common shares, net of withholdings	80,092	1	(1,333)			(1,332)
Forfeited restricted stock	(1,300)	—	—			—
Purchase of common stock	(157,000)	(2)	(3,578)			(3,580)
Reclassification of bond hedge, net of taxes			(50,435)			(50,435)
Reclassification of note conversion obligation, net of taxes			50,999			50,999
Cumulative effect in change in accounting principle				514		514
Amortization of stock awards and restricted stock			3,568			3,568
Total comprehensive income				73,615	2,071	75,686
BALANCE AT SEPTEMBER 30, 2018	59,080,387	$591	$470,676	$60,381	$(60,949)	$470,699

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, cont.
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JUNE 30, 2019	59,363,839	$594	$473,053	$(19,243)	$(83,595)	$370,809
Stock-based compensation plans
Grant of restricted stock	7,500	—	—			—
Issuance of common shares, net of withholdings	(1,069)	—	(25)			(25)
Forfeited restricted stock	(1,700)	—	—			—
Amortization of stock awards and restricted stock			1,887			1,887
Total comprehensive income (loss)				105,328	2,997	108,325
BALANCE AT SEPTEMBER 30, 2019	59,368,570	$594	$474,915	$86,085	$(80,598)	$480,996

BALANCE AT JANUARY 1, 2019	59,134,173	$591	$471,158	$56,051	$(91,362)	$436,438
Stock-based compensation plans
Grant of restricted stock	151,300	2	(2)			—
Issuance of common shares, net of withholdings	86,097	1	(1,522)			(1,521)
Forfeited restricted stock	(3,000)	—	—			—
Cumulative effect in change in accounting principle				(71,358)		(71,358)
Amortization of stock awards and restricted stock			5,281			5,281
Total comprehensive income				101,392	10,764	112,156
BALANCE AT SEPTEMBER 30, 2019	59,368,570	$594	$474,915	$86,085	$(80,598)	$480,996

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES:
Net earnings from continuing operations	$101,087	$73,079
Net earnings from discontinued operations	305	536
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	210,641	143,471
Pension and post-retirement	11,775	2,826
Deferred income taxes	14,036	15,972
Amortization of stock-based compensation	5,281	3,568
Loss from non-consolidated affiliates	12,458	7,600
Net (gain) loss on financial instruments	(60,566)	(28,707)
Changes in assets and liabilities:
Accounts receivable	13,842	18,159
Inventory and prepaid supplies	14	477
Accounts payable	(2,410)	1,097
Unearned revenue	2,830	(1,412)
Accrued expenses, salaries, wages, benefits and other liabilities	5,129	(4,618)
Pension and post-retirement assets	(10,419)	(32,000)
Other	3,135	765
NET CASH PROVIDED BY OPERATING ACTIVITIES	307,138	200,813
INVESTING ACTIVITIES:
Expenditures for property and equipment	(336,944)	(214,025)
Proceeds from property and equipment	11,087	17,473
Acquisitions and investments in businesses, net of cash acquired	(21,762)	(8,285)
NET CASH (USED IN) INVESTING ACTIVITIES	(347,619)	(204,837)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(38,906)	(39,889)
Other financing payments	(500)	—
Proceeds from borrowings	70,000	60,000
Payments for financing costs	(1,081)	(414)
Purchase of common stock	—	(3,581)
Withholding taxes paid for conversion of employee stock awards	(1,521)	(1,329)
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,992	14,787

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
INCREASE (DECREASE)	(12,489)	10,763
BEGINNING OF YEAR	59,322	32,699
END OF PERIOD	$46,833	$43,462

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$45,399	$9,087
Income taxes paid	$533	$1,212
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$35,528	$23,775
See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose subsidiaries lease aircraft, provide contracted airline operations, ground services, aircraft modification and maintenance services and other support services mainly to the air transportation, e-commerce and package delivery industries. The Company's subsidiaries offer a range of complementary services to delivery companies, freight forwarders, airlines and government customers.
The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees. The airlines, ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”) and Omni Air International LLC ("OAI" ) each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company provides air transportation services to a concentrated base of customers. The Company provides a combination of aircraft, crews, maintenance and insurance services for a customer's transportation network through customer "CMI" and "ACMI" agreements and through charter contracts in which aircraft fuel is also included. In addition to its aircraft leasing and airline services the Company sells aircraft parts, provides aircraft maintenance and modification services, equipment maintenance services and arranges load transfer and package sorting services for customers.
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
The accompanying condensed consolidated financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Investments in affiliates in which the Company has significant influence but does not exercise control are accounted for using the equity method of accounting. Under the equity method, the Company’s share of the nonconsolidated affiliate's income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. Investments in affiliates in which the Company does not exercise control or have significant influence are reflected at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Inter-company balances and transactions are eliminated.
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
On February 1, 2019, the Company acquired a group of companies that had been under common control, including TriFactor Solutions, LLC, (referred to as "Trifactor"). Trifactor resells material handling equipment and provides engineering design solutions for warehousing, retail distribution and e-commerce operations. Revenues and operating expenses include the activities of TriFactor for periods since its acquisition by the Company. The acquisition of TriFactor did not have a significant impact on the Company's financial statements or results of operations.
Accounting Standards Updates
Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("Topic 606”) which superseded previous revenue recognition guidance. Topic 606 is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company's lease revenues within the scope of Accounting Standards Codification 840, Leases, ("Topic 840") are specifically excluded from Topic 606.
Under Topic 606, the Company is required to record revenue over time, instead of at the time of completion, for certain customer contracts for airframe and modification services that do not have an alternative use and for which the Company has an enforceable right to payment during the service cycle. The Company adopted the provisions of this new standard using the modified retrospective method which requires the Company to record a one-time adjustment to retained deficit for the cumulative effect that the standard has on open contracts at the time of adoption. In conjunction with the adoption of the new standard, the Company accelerated $3.6 million of revenue resulting in an immaterial adjustment to its January 1, 2018 retained deficit for open airframe and modification services contracts.
Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2016-02, “Leases (Topic 842)” which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations and consolidated statement of cash flows. The adoption of Topic 842 resulted in the recognition of ROU assets and corresponding lease liabilities as of January 1, 2019 in the amount of $52.6 million for leases classified as operating leases. Topic 842 also applies to the Company's aircraft lease revenues, however, the adoption of Topic 842 did not have a significant impact on the Company's accounting for its customer lease agreements.
The Company adopted the package of practical expedients and transition provisions available for expired or existing contracts, which allowed the Company to carryforward its historical assessments of 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. Additionally, for real estate leases, the Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Further, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements for leases with terms of 12 months or less. See Note H for additional information about leases.
In February 2018, the FASB issued ASU No. 2018-02 “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. federal tax legislation known as the Tax Cuts and Jobs Act. ASU 2018-02 is effective for years beginning after December 15, 2018 and interim periods within those fiscal years. The Company elected to retain stranded tax effects in accumulated other comprehensive income.
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
The adoption of ASU 2018-07 on January 1, 2019 did not have an impact on the accounting for vested warrants.

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The changes in the carrying amount of goodwill, by operating segment, are as follows:

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2018	$153,290	$234,571	$2,884	$390,745
Acquisition of TriFactor	—	—	5,229	5,229
Carrying value as of September 30, 2019	$153,290	$234,571	$8,113	$395,974

Changes in the carrying amount of acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2018	$9,000	$135,614	$144,614
Amortization	—	(8,576)	(8,576)
Right of use asset	—	(1,500)	(1,500)
Carrying value as of September 30, 2019	$9,000	$125,538	$134,538

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

The pro forma results exclude non-recurring charges recorded by Omni that were directly related to the acquisition by the Company. Combined results for Air Transport Services Group and Omni for the three and nine month periods ended September 30, 2018 were adjusted for the following in order to create the unaudited pro forma results in the table:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Pro forma revenues	$328,412	$962,069
Pro forma net earnings from continuing operations	32,144	86,273

The following adjustments were made to the historical financial records to create the unaudited pro forma information in the table above:

•	Adjustments to eliminate transactions between the Company and Omni during the three and nine month periods ended September 30, 2018.

•
Adjustment to reflect estimated additional depreciation and amortization expense of $2.6 million and $7.9 million for the three and nine month periods ended September 30, 2018, resulting primarily from the fair value adjustments to Omni’s intangible assets. Pro forma combined depreciation expense for the periods presented reflect the increased fair values of the aircraft acquired and longer useful lives of the aircraft, indicative of the Company's policies and intent to modify certain aircraft to freighters as an aircraft is removed from passenger service.

•
Adjustment to reflect additional interest expense and amortization of debt issuance costs for the three and nine month periods ended September 30, 2018, related to the combined $855 million from an unsubordinated term loan and revolving facility draws using the prevailing rates of 4.57%.

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
On August 3, 2017, the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2020. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next year. During the nine month periods ending September 30, 2019 and 2018, the Company contributed $9.8 million and $8.3 million to the joint venture, respectively.
The carrying value of West and the joint venture totaled $13.3 million and $12.5 million at September 30, 2019 and December 31, 2018, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its affiliates for indications that the fair value of an investment may have declined, which could result in the recognition of an impairment loss if the carrying value is greater than the estimated fair value of that investment.
Stock warrants issued to a customer (see Note C) as an incentive are recorded as an asset using their fair value at the time that the customer has met its performance obligation and are amortized against revenues over the duration of the related customer contract. The Company's incentives granted to customers were as follows (in thousands):

Customer
Incentive
Carrying value as of December 31, 2018	$63,780
Warrants granted	100,076
Amortization	(12,585)
Carrying value as of September 30, 2019	$151,271

NOTE C—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 13% and 14% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2019, respectively, compared to 27% and 27% for the corresponding periods of 2018. The Company’s balance sheets include accounts receivable with DHL of $12.0 million and $13.4 million as of September 30, 2019 and December 31, 2018, respectively.
The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Leases for eleven Boeing 767 aircraft expire in March and April 2022, leases for two aircraft expire in 2023 and another aircraft lease expires in 2024. Under a CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides Boeing 767 and Boeing 757 air cargo transportation services for DHL through additional ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown. The Company also provides ground equipment, such as power units, air starts and related maintenance services to DHL under separate agreements.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon.com Services, Inc. ("ASI"), successor to Amazon Fulfillment Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon"), since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for an original term of five years and eight Boeing 767-300 freighter aircraft for an original term of seven years. The ATSA also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the management of ground services at certain locations by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). The ATSA became effective on April 1, 2016 and had an original term of five years.
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
On December 22, 2018 the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years and 4) amend and extend the ATSA by five years through March 2026, with an option to extend for an additional three years. Of the ten additional Boeing 767-300 aircraft leases, four commenced by September 30, 2019, two are planned for the fourth quarter of 2019 and the remainder in 2020. All ten of these aircraft leases will be for ten years.

In conjunction with the commitment for ten additional Boeing 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement, Amazon will be issued warrants for up to14.8 million common shares which could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above for the 2016 agreements.  These new warrants will vest as existing leases are extended and additional aircraft leases are executed and added to the ATSA operations. These new warrants will expire if not exercised within seven years from their issuance date. They have an exercise price of $21.53 per share, based on the volume-weighted average price of the Company's shares over the 30 trading days immediately preceding execution of a non-binding term sheet by the parties on October 29, 2018.
Additionally, Amazon will be able to earn incremental warrant rights, increasing its potential ownership from 33.2% up to approximately 39.9% of the Company, by leasing up to seventeen more cargo aircraft from the Company before January 2026. Incremental warrants granted for Amazon’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company’s shares during the 30 trading days immediately preceding the contractual commitment for each lease.
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
As of September 30, 2019, the Company's liabilities reflected 14.83 million warrants from the 2016 Investment Agreement having a fair value of $172.1 million and 24.7 million warrants from the 2018 Amazon agreements having a fair value of $135.9 million. During the three and nine month periods ended September 30, 2019, the re-measurements of all the warrants to fair value resulted in a net non-operating gains of $93.4 million and $72.7 million before the effect of income taxes, respectively, compared to gains of $17.3 million and $25.0 million for the corresponding periods of 2018.
Revenues from continuing operations performed for Amazon comprised approximately 26% and 21% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2019, respectively, compared to 31% and 29% for the corresponding periods of 2018. The Company’s balance sheets include accounts receivable with Amazon of $36.6 million and $29.2 million as of September 30, 2019 and December 31, 2018, respectively.
The Company's earnings in future periods will be impacted by the number of warrants granted, the re-measurements of warrant fair value, amortization of the customer incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
DoD
The Company is a provider of cargo and passenger airlift services to the DoD. The Company's airlines have been providing services to the DoD since the 1990's. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the DoD were approximately 34% and 36% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2019, respectively, compared to 9% and 10% for the corresponding periods of 2018. The Company's balance sheets included accounts receivable with the DoD of $41.0 million and $50.5 million as of September 30, 2019 and December 31, 2018, respectively.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2019	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$11,656	$—	$11,656
Interest rate swap	—	133	—	133
Total Assets	$—	$11,789	$—	$11,789
Liabilities
Interest rate swap	$—	$(10,392)	$—	$(10,392)
Stock warrant obligations	—	(281,098)	(26,976)	(308,074)
Total Liabilities	$—	$(291,490)	$(26,976)	$(318,466)

As of December 31, 2018	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$17,986	$—	$17,986
Interest rate swap	—	2,971	—	2,971
Total Assets	$—	$20,957	$—	$20,957
Liabilities
Interest rate swap	$—	$(1,138)	$—	$(1,138)
Stock warrant obligation	—	(203,782)	—	(203,782)
Total Liabilities	$—	$(204,920)	$—	$(204,920)

As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $5.0 million less than the carrying value, which was $1,451.5 million at September 30, 2019. As of December 31, 2018, the fair value of the Company’s debt obligations was approximately $6.0 million less than the carrying value, which was $1,401.3 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Flight equipment	$2,465,193	$2,340,840
Ground equipment	59,291	57,455
Leasehold improvements, facilities and office equipment	32,207	28,745
Aircraft modifications and projects in progress	244,614	74,449
	2,801,305	2,501,489
Accumulated depreciation	(1,093,973)	(946,484)
Property and equipment, net	$1,707,332	$1,555,005

CAM owned aircraft with a carrying value of $804.8 million and $803.7 million that were under leases to external customers as of September 30, 2019 and December 31, 2018, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Unsubordinated term loans	$698,418	$721,406
Revolving credit facility	530,000	475,000
Convertible debt	211,278	204,846
Other financing arrangements	11,841	—
Total debt obligations	1,451,537	1,401,252
Less: current portion	(43,451)	(29,654)
Total long term obligations, net	$1,408,086	$1,371,598

The Company executed a syndicated credit agreement ("Senior Credit Agreement") in May 2011 which includes unsubordinated term loans and a revolving credit facility. Effective November 9, 2018, in conjunction with the acquisition of Omni, the Senior Credit Agreement was amended. The amendment continued the secured revolving credit facility and the existing secured term loan while securing a second term loan of $675.0 million. Effective May 28, 2019, the Senior Credit Agreement was amended to extend its the expiration to May 30, 2024. This amendment also increased the capacity of the revolving credit facility to $645.0 million and set the accordion feature such that the Company can draw up to an additional $300.0 million subject to the lenders' consent. As of September 30, 2019, the unused revolving credit facility totaled $100.8 million, net of draws of $530.0 million and outstanding letters of credit of $14.2 million. The Senior Credit Agreement permitted additional indebtedness of up to $500.0 million of which $258.8 million has been utilized for the issuance of convertible notes as of September 30, 2019.
The balance of the unsubordinated term loans is net of debt issuance costs of $8.9 million and $9.8 million for the periods ended September 30, 2019 and December 31, 2018, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loans and revolving credit facility bear variable interest rates of 4.3%, 4.3% and 4.3%, respectively.
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
In November 2019, the Senior Credit Agreement was amended. This amendment includes an increase to the maximum revolver capacity from $645.0 million to $750.0 million, combines the two terms loans into one loan and reduces the interest rate spread of the LIBOR based financing at the current debt-to-EBITDA ratio. This amendment extends the agreement six months to November 2024 if certain liquidity measures are maintained during 2024 and adds incremental accordion capacity based on debt ratios.
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
In conjunction with the Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of the Company's common shares, 8.1 million shares, and same strike price of $31.90, that underlie the Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to the Company's common stock, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Notes. The Company's current intent and policy is to settle all Note conversions through a combination settlement which satisfies the principal amount of the Notes outstanding with cash. The Notes could have a dilutive effect on the computation of earnings per share in accordance with accounting principles to the extent that the average traded market price of the Company’s common shares for a reporting period exceeds the conversion price.
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
On May 10, 2018, the Company's shareholders increased the number of authorized shares of common stock to cover the full number of shares underlying the Notes. The Company reevaluated the Notes and convertible note hedges under the applicable accounting guidance including ASC 815, "Derivatives and Hedging," and determined that the instruments, which meet the definition of derivative and are indexed to the Company's own stock, should be classified in shareholders' equity. The fair value of the conversion feature of the Notes and the convertible note hedges of $51.3 million and $50.6 million, respectively on May 10, 2018 were reclassified to paid-in capital.
The net proceeds from the issuance of the Notes were approximately $252.3 million, after deducting initial issuance costs. These unamortized issuance costs and discount are being amortized to interest expense through October 2024, using an effective interest rate of approximately 5.15%. The carrying value of the Company's Convertible debt is shown below.

	September 30,	December 31,
	2019	2018
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(5,101)	(5,799)
Unamortized discount	(42,371)	(48,105)
Convertible debt	211,278	204,846

In conjunction with the offering of the Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments. The amount received for these warrants and recorded in Stockholders' Equity in the Company’s consolidated balance sheets was $38.5 million. These warrants could result in 8.1 million additional shares of the Company's common stock, if the Company's traded market price exceeds the strike price which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions. The warrants could have a dilutive effect on the computation of earnings per share to the extent that the average traded market price of the Company's common shares for a reporting period exceed the strike price.

NOTE G—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least fifty percent of the outstanding balance of the original term loan and twenty-five percent of the outstanding balance of the second term loan issued in November 2018. Accordingly, the Company entered into additional interest rate swaps in December 2018 and January 2019 having initial values of $150.0 million and $150.0 million, respectively, and forward start dates of December 31, 2018 and June 28, 2019. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30, 2019		December 31, 2018
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	22,500	133	28,125	650
May 30, 2021	1.703%	22,500	(40)	28,125	366
December 31, 2021	2.706%	147,188	(3,934)	150,000	(1,138)
March 31, 2022	1.900%	50,000	(578)	50,000	829
March 31, 2022	1.950%	75,000	(963)	75,000	1,126
March 31, 2023	2.425%	149,063	(4,877)	—	—

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net loss on derivatives of $1.4 million and $12.1 million for the three and nine month periods ending September 30, 2019, respectively, compared to net gains of $0.6 million and $3.7 million for the corresponding periods of 2018. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

The Company recorded a net loss before the effects of income taxes of $0.2 million during the three month period ended March 31, 2018 for the revaluation of the convertible note hedges and the note conversion obligations to fair value before these instruments were reclassified to paid-in-capital.

NOTE H—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases property, two aircraft, aircraft engines and other types of equipment under operating leases. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to seven years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial lease asset and lease liability at the present value of lease payments scheduled during the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s average discount rate for operating leases at September 30, 2019 was 4.74%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.6 years.
As of September 30, 2019, the maturities of operating leases liabilities are as follows (in thousands):

Operating Leases
Remaining 2019	$4,668
2020	15,706
2021	12,475
2022	8,883
2023	7,563
2024 and beyond	10,053
Total	59,348
Less: amount representing interest	(6,013)
Present value of future minimum lease payments	53,335
Less: current obligations under leases	14,794
Long-term lease obligations	$38,541

The Company expects to lease two additional passenger aircraft commencing in 2020 that are not reflected in the table above.

As of December 31, 2018, the cash flows of operating leases over the next five years were as follows (in thousands):

Operating Leases
2019	$16,674
2020	14,586
2021	11,875
2022	5,906
2023	3,813
2024 and beyond	2,001
Total minimum lease payments	$54,855

Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. The Company could incur a cancellation fee with IAI for unused modification part kits. At September 30, 2019, the Company had non-refundable deposits of $25.8 million to purchase 17 Boeing 767-300 aircraft.
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
Employees Under Collective Bargaining Agreements
As of September 30, 2019, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.7%
ATI	Air Line Pilots Association	8.2%
OAI	International Brotherhood of Teamsters	7.0%
ATI	Association of Flight Attendants	0.9%
OAI	Association of Flight Attendants	7.2%

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
The Company's net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$27	$30	$—	$—	$81	$90
Interest cost	7,825	7,284	37	32	23,474	21,852	111	96
Expected return on plan assets	(9,477)	(10,523)	—	—	(28,431)	(31,569)	—	—
Amortization of net loss	3,882	887	43	55	11,646	2,661	129	165
Net periodic benefit cost (income)	$2,230	$(2,352)	$107	$117	$6,689	$(7,056)	$321	$351

During the nine month period ending September 30, 2019, the Company contributed $5.4 million to the pension plans. The Company expects to contribute an additional $2.7 million during the remainder of 2019.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2019 have been estimated utilizing a 27% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period.
During 2019, the Company recorded discrete tax items for the conversion of employee stock awards and gains and losses on warrant revaluations which were not subject to tax. During 2019, the Company recorded a valuation allowance against a deferred tax benefit related to a foreign investment. As a result of these differences in which expenses and benefits for tax purposes are different than required by generally accepted accounting principals, the Company's effective tax rate for the first nine months of 2019 was 12%. The final effective tax rate for the year 2019 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.

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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and nine month periods ending September 30, 2019 and 2018 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2018	$(59,201)	$(1,013)	$(1,487)	$(61,701)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	33	33
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	887	55	—	942
Income Tax (Expense) or Benefit	(200)	(12)	(11)	(223)
Other comprehensive income (loss), net of tax	687	43	22	752
Balance as of September 30, 2018	$(58,514)	$(970)	$(1,465)	$(60,949)

Balance as of January 1, 2018	$(60,575)	$(1,097)	$(1,348)	$(63,020)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(178)	(178)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	2,661	165	—	2,826
Income Tax (Expense) or Benefit	(600)	(38)	61	(577)
Other comprehensive income (loss), net of tax	2,061	127	(117)	2,071
Balance as of September 30, 2018	$(58,514)	$(970)	$(1,465)	$(60,949)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2019	$(82,818)	$(772)	$(5)	$(83,595)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,882	43	—	3,925
Income Tax (Expense) or Benefit	(917)	(10)	—	(927)
Other comprehensive income (loss), net of tax	2,965	33	(1)	2,997
Balance as of September 30, 2019	$(79,853)	$(739)	$(6)	$(80,598)

Balance as of January 1, 2019	$(89,042)	$(841)	$(1,479)	$(91,362)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive income:
Foreign currency loss	—	—	2,253	2,253
Actuarial costs (reclassified to salaries, wages and benefits)	11,646	129	—	11,775
Income Tax (Expense) or Benefit	(2,457)	(27)	(768)	(3,252)
Other comprehensive income (loss), net of tax	9,189	102	1,473	10,764
Balance as of September 30, 2019	$(79,853)	$(739)	$(6)	$(80,598)

NOTE L—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005 and in May 2015. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members were granted time-based awards with vesting periods of approximately twelve months. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	969,928	$15.89	873,849	$12.30
Granted	302,596	23.22	207,295	26.50
Converted	(164,864)	17.48	(96,616)	10.89
Expired	(7,500)	23.78	(500)	28.38
Forfeited	(6,000)	23.73	(2,600)	26.76
Outstanding at end of period	1,094,160	$17.58	981,428	$15.39
Vested	337,060	$8.04	326,928	$7.18

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
For the nine month periods ending September 30, 2019 and 2018, the Company recorded expense of $5.3 million and $3.6 million, respectively, for stock incentive awards. At September 30, 2019, there was $8.4 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2019, none of the awards were convertible, 337,060 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,329,135 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2021.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Earnings (loss) from continuing operations - basic	$105,085	$32,933	$101,087	$73,079
Gain from stock warrants revaluation, net of tax	(91,849)	(16,801)	(71,319)	(24,274)
Earnings (loss) from continuing operations - diluted	$13,236	$16,132	$29,768	$48,805

Denominator:
Weighted-average shares outstanding for basic earnings per share	58,919	58,739	58,889	58,773
Common equivalent shares:
Effect of stock-based compensation awards and warrants	9,799	9,584	10,493	9,856
Weighted-average shares outstanding assuming dilution	68,718	68,323	69,382	68,629
Basic earnings (loss) per share from continuing operations	$1.78	$0.56	$1.72	$1.24
Diluted earnings (loss) per share from continuing operations	$0.19	$0.24	$0.43	$0.71

The determination of diluted earnings per share requires the exclusion of the fair value re-measurement of the stock warrants recorded as a liability (see Note C), if such warrants have an anti-dilutive effect on earnings per share. The dilutive effect of the weighted-average diluted shares outstanding is calculated using the treasury method for periods in which equivalent shares have a dilutive effect on earnings per share. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants recorded as a liability by the average stock price during the period and comparing that amount with the number of corresponding warrants outstanding.
The underlying warrants recorded as a liability as of September 30, 2019 and 2018 would have resulted in 39.5 million and 14.8 million additional shares of the Company's common stock, respectively, if the warrants were settled by tendering cash.

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
Revenue information is presented below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2019	2018	2019	2018
Total revenues:
CAM	$71,004	$58,786	$210,610	$165,539
ACMI Services	272,188	116,224	785,082	355,204
All other	87,762	69,477	226,228	206,736
Eliminate inter-segment revenues	(64,881)	(39,568)	(173,088)	(115,913)
Total	$366,073	$204,919	$1,048,832	$611,566
Customer revenues:
CAM	$42,007	$41,366	$123,569	$115,270
ACMI Services	272,171	116,209	784,993	355,172
All other	51,895	47,344	140,270	141,124
Total	$366,073	$204,919	$1,048,832	$611,566

ACMI Services revenues are generated from airline service agreements and are typically based on hours flown, the amount of aircraft operated and crew resources provided during a month. ACMI Services revenues are recognized over time using the invoice practical expedient as flight hours are performed for the customer. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are measured on a monthly basis and recorded to revenue in the corresponding month earned. Under CMI agreements, the Company's airlines have an obligation to provide integrated services including flight crews, aircraft maintenance and insurance for the customer's cargo network. Under ACMI agreements, the Company's airlines are also obligated to provide aircraft. Under CMI and ACMI agreements, customers are generally responsible for aviation fuel, landing fees, navigation fees and certain other flight expenses. When functioning as the customers' agent for arranging such services, the Company records amounts reimbursable from the customer as revenues net of the related expenses as the costs are incurred. Under charter agreements, the Company's airline is obligated to provide full services for one or more flights having specific origins and destinations. Under charter agreements in which the Company's airline is responsible for fuel, airport fees and all flight services, the related costs are recorded in operating expenses. ACMI Services are invoiced monthly or more frequently. (There are no customer rewards programs associated with services offered by the Company nor does the Company sell passenger tickets or issue freight bills.)
The Company's revenues for customer contracts for airframe maintenance and aircraft modification services that do not have an alternative use and for which the Company has an enforceable right to payment are generally recognized over time based on the percentage of costs completed. Services for airframe maintenance and aircraft modifications typically have project durations lasting a few weeks to a few months. Other revenues for aircraft part sales, component repairs and line service are recognized at a point in time typically when the parts are delivered to the customer and the services are completed. For airframe maintenance, aircraft modifications and aircraft component repairs, contracts include assurance warranties that are not sold separately.
The Company records revenues and estimated earnings over time for its airframe maintenance and aircraft modification contracts using the costs to costs input method. For such services, the Company estimates the earnings on a contract as the difference between the expected revenue and estimated costs to complete a contract and recognizes revenues and earnings based on the proportion of costs incurred compared to the total estimated costs. Unexpected or abnormal costs that are not reflected in the price of a contract are excluded from calculations of progress toward contract obligations. The Company's estimates consider the timing and extent of the services, including the amount and rates of labor, materials and other resources required to perform the services. These production costs are specifically planned and monitored for regulatory compliance. The expenditure of these costs closely reflect the progress made toward completion of an airframe maintenance and aircraft modification project. The Company recognizes adjustments in estimated earnings on a contract under the cumulative catch-up method in which the impact of the adjustment on estimated earnings of a contract is recognized in the period the adjustment is identified.
The Company's ground services revenues include load transfer and sorting services and related facility and equipment maintenance services. These revenues are recognized as the services are performed for the customer over time. Revenues from related facility and equipment maintenance services are recognized over time and at a point in time depending on the nature of the customer contracts.
The Company's external customer revenues from other activities for the three and nine month periods ended September 30, 2019 and 2018 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	2019	2018	2019	2018
Aircraft maintenance, modifications and part sales	$24,745	$27,228	$82,029	$87,236
Ground services	20,728	19,540	50,441	51,853
Other	6,422	576	7,800	2,035
Total customer revenues	$51,895	$47,344	$140,270	$141,124

CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 7% of CAM's leases to external customers contain purchase options at projected market values. As of September 30, 2019, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $45.9 million for the remainder of 2019, $169.6 million, $163.7 million, $137.5 million and $94.4 million respectively for each of the next 4 years ending December 31, 2023 and $196.4 million thereafter. Minimum future payments from external customers for leased aircraft and equipment as of December 31, 2018 was scheduled to be $142.3 million, $127.1 million, $124.3 million, $121.2 million and $87.1 million, respectively, for each of the next five years ending December 31, 2023 and $119.8 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. During the three and nine month periods ending September 30, 2019, the Company recognized $0.5 million and $2.8 million of non-lease revenue that was reported in deferred revenue at the beginning of the respective period, respectively, compared to $4.8 million and $8.8 million in the corresponding periods of 2018. Deferred revenue was $2.9 million and $3.1 million at September 30, 2019 and December 31, 2018, respectively, for contracts with customers.

Additional segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation and amortization expense:
CAM	$39,269	$31,590	$116,787	$91,055
ACMI Services	24,171	10,950	71,131	31,502
All other	709	661	2,134	2,268
Total	$64,149	$43,201	$190,052	$124,825
Interest expense:
CAM	9,494	4,681	28,838	13,675
ACMI Services	6,530	402	19,520	1,419
Segment earnings (loss):
CAM	$17,428	$19,034	$50,285	$49,892
ACMI Services	4,375	(341)	17,658	3,574
All other	2,939	3,051	8,848	9,808
Net unallocated interest expense	(610)	(458)	(2,293)	(1,098)
Net gain on financial instruments	91,952	17,895	60,566	28,707
Transaction fees	—	—	(373)	—
Other non-service components of retiree benefit (costs) credits, net	(2,351)	2,045	(7,053)	6,135
Loss from non-consolidated affiliate	(2,645)	(2,647)	(12,459)	(7,600)
Pre-tax earnings from continuing operations	$111,088	$38,579	$115,179	$89,418

The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	September 30,	December 31,
	2019	2018
Assets:
CAM	$1,810,351	$1,577,182
ACMI Services	778,031	759,131
All other	156,451	134,272
Total	$2,744,833	$2,470,585

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

INTRODUCTION
We lease aircraft and provide airline operations, aircraft modification and maintenance services, ground services, and other support services to the air transportation and logistics industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, e-commerce businesses, airlines and government customers. Our principal subsidiaries include three independently certificated airlines (ABX, ATI and OAI) and an aircraft leasing company (CAM ). CAM provides competitive aircraft lease rates by converting passenger aircraft into cargo freighters and offering them to customers under long-term leases.
We have two reportable segments: CAM, which leases Boeing 777, 767, 757 and 737 aircraft and aircraft engines and ACMI Services, which includes the cargo and passenger transportation operations of the three airlines. Our other business operations, which primarily provide support services to the transportation industry, include providing aircraft maintenance and modification services to customers, load transfer and sorting services as well as related equipment maintenance services. These operations do not constitute reportable segments. On November 9, 2018, the Company acquired OAI, a passenger airline, along with related entities (referred to collectively as "Omni"). Revenues and operating expenses include the activities of Omni for periods since their acquisition by the Company on November 9, 2018.
Our largest customers are DHL Network Operations (USA), Inc. and its affiliates ("DHL"), Amazon.com Services, Inc. ("ASI"), successor to Amazon Fulfillment Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon"), and the U.S. Department of Defense ("DoD").
DHL
The Company has had long-term contracts with DHL since August 2003. DHL accounted for 14% and 27% of the Company's consolidated revenues during the first nine months of 2019 and 2018, respectively. As of September 30, 2019, the Company, through CAM, leased 14 Boeing 767 cargo aircraft to DHL comprised of seven Boeing 767-200 aircraft and seven Boeing 767-300 aircraft expiring between 2022 and 2024. Eight of the 14 Boeing 767 aircraft were being operated for DHL by the Company's airlines. We also operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for ASI since September 2015. Revenues from our commercial arrangements with ASI comprised approximately 21% and 29% of our consolidated revenues during the first nine months of 2019 and 2018, respectively. On March 8, 2016, we entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM leased 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA also provides for the operation of those aircraft by our airline subsidiaries and the performance of ground handling services by our subsidiary, LGSTX Services Inc. ("LGSTX"). In December 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years and 4) amend and extend the ATSA by five years through March 2026, with an option to extend for an additional three years. During January, 2019, amendments to extend the terms of aircraft leases were executed. By September 30, 2019, we executed leases with

ASI for four of the ten Boeing 767-300 aircraft. We plan to deliver two more of the 767-300 aircraft in the fourth quarter of 2019 and the remainder in 2020. All ten of these aircraft leases will be for ten years. Under the ATSA, we operate the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which grant Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. In conjunction with the December 22, 2018 agreement for the ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and additional aircraft operations under the ATSA, Amazon may vest additional warrants totaling 14.8 million common shares which could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above for the 2016 agreements. On January 22, 2019, 5.5 million warrants vested in conjunction with the execution of the 20 aircraft lease extensions and through the third quarter of 2019 3.7 million warrants vested in conjunction with the execution of four Boeing 767 aircraft leases. Additional warrants will vest as additional aircraft leases are executed and added to the ATSA operations. Additionally, Amazon can earn incremental warrant rights, increasing its potential ownership from 33.2% up to approximately 39.9% of the Company, by leasing up to seventeen more cargo aircraft from the Company before January 2026.
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
DoD
The Company's airlines have been providing services to the DoD since the 1990's. The DoD comprised 36% and 10% of the Company's consolidated revenues during the first nine months of 2019 and 2018, respectively. The Company's airlines provide passenger and cargo airlift services to the U.S. DoD. Due to the acquisition of OAI in November 2018, the DoD comprises a larger portion of our 2019 consolidated revenues compared to previous periods.
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of September 30, 2019 and December 31, 2018. Our freighters, most of which were converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At September 30, 2019, the Company owned ten Boeing 767-300 aircraft that were either already undergoing, or awaiting induction into the freighter conversion process.

Aircraft fleet activity during the first nine months of 2019 is summarized below:
- CAM completed the modification of three Boeing 767-300 freighter aircraft purchased in the previous year. After leasing one aircraft to ATI for a short period, CAM began to lease that aircraft to an external customer under a multi-year lease. CAM leased the other two aircraft to an external customer under multi-year leases. ATI operates all three aircraft for the customer.
- ATI returned one Boeing 767-300 freighter and CAM began to lease this aircraft to an external customer under a multi-year lease. ATI operates the aircraft for the customer.
- External customers returned three Boeing 767-200 freighter aircraft, one Boeing 767-300 freighter aircraft and one Boeing 737-400 freighter aircraft to CAM. CAM leased two of the Boeing 767-200 aircraft to ABX and the Boeing 767-300 aircraft to ATI. CAM sold the Boeing 737-400 aircraft to an external customer.
- CAM purchased eight Boeing 767-300 passenger aircraft and one Boeing 767-300 freighter aircraft for the purpose of converting seven of the passenger aircraft into a standard freighter configuration. CAM leased one of these aircraft to Omni as a passenger aircraft.

	September 30, 2019			December 31, 2018
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	7	26	33	5	29	34
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	5	31	36	5	28	33
Boeing 767-300 Passenger	7	—	7	6	—	6
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Freighter	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Boeing 737-400 Freighter	—	1	1	—	2	2
Total	32	58	90	29	59	88
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	1	—	1	1	—	1
Total	2	—	2	2	—	2
Other aircraft
Owned Boeing 767-300 under modification	—	10	10	—	5	5
Owned Boeing 767 available or staging for lease	—	2	2	—	1	1
As of September 30, 2019, ABX, ATI and OAI were leasing 32 in-service aircraft internally from CAM for use in ACMI Services. As of September 30, 2019, 33 of the 58 aircraft CAM leased to external customers were operated by a Company airline under CMI agreements. The carrying values of the total in-service fleet as of September 30, 2019 and December 31, 2018 were $1,309.8 million and $1,334.9 million, respectively. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM that is not in service condition or in the process of freighter modification.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $161.2 million to $366.1 million and by $437.3 million to $1,048.8 million for the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. Revenues in 2019 grew due to additional passenger transportation services provided to the DoD after the Company completed the acquisition of OAI in November 2018. Revenues also increased due to additional aircraft leases from CAM's leasing operations, expanded CMI, aviation fuel sales and logistics services for ASI.
The consolidated net earnings from continuing operations were $105.1 million and $101.1 million for the three and nine months periods ended September 30, 2019, respectively, compared to $32.9 million and $73.1 million for the corresponding periods of 2018. The Company had pre-tax earnings from continuing operations of $111.1 million and $115.2 million for the three and nine month periods ended September 30, 2019, respectively, compared to $38.6 million and $89.4 million for the corresponding periods of 2018. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. On a pre-tax basis, earnings included pre-tax gains of $92.0 million and $60.6 million for the three and nine month periods ended September 30, 2019, respectively, for the re-measurement of financial instruments, including the warrant obligations granted to Amazon. This compares to pre-tax gains for re-measurement of such financial instruments of $17.9 million and $28.7 million for the corresponding periods of 2018. Additionally, pre-tax earnings from continuing operations included losses of $2.4 million and $7.1 million for the three and nine month periods ended September 30, 2019, respectively, for the non-service components of retiree benefit plans compared to gains of $2.0 million and $6.1 million for the corresponding periods of 2018. Pre-tax earnings for the three and nine month periods ended September 30, 2019 included losses of $2.6 million and $12.5 million, respectively, for the Company's share of development costs for a joint venture and losses from a non-consolidated affiliate, compared to $2.6 million and $7.6 million for the corresponding periods of 2018. Pre-tax earnings were also reduced by $4.3 million and $12.6 million for the three and nine month periods ended September 30, 2019, respectively, for the amortization of customer incentives given to ASI in the form of warrants, compared to $4.2 million and $12.7 million for the corresponding periods of 2018. Pre-tax earnings for the first nine months of 2019 also included expense of $0.4 million for acquisition fees incurred for the Company's 2018 acquisition of Omni. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows) were $28.5 million and $87.1 million for the three and nine month periods ended September 30, 2019 compared to $25.5 million and $74.9 million for the corresponding periods of 2018.
Adjusted pre-tax earnings from continuing operations for 2019 improved for the first nine months of 2019 compared to 2018, driven primarily by additional revenues and the improved financial results of our airline operations, including Omni. We experienced additional revenues and earnings due to the acquisition of Omni in November 2018. Adjusted pre-tax earnings from continuing operations also improved due to additional aircraft leases and the expansion of gateway ground operations for ASI. Increased revenues were partially offset by additional costs necessary to support the growing flight operations, higher costs for flight crews and higher depreciation expense. Pre-tax earnings for 2019 included additional interest expense due to the acquisition of Omni and the expansion of CAM's fleet of $11.1 million and $34.6 million for the three and nine month periods ended September 30, 2019. Pre-tax earnings for 2018 included contributions from the Company's former USPS contracts for parcel sorting which expired in September 2018.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Nine Month Ending
	September 30,		September 30,
	2019	2018	2019	2018
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$75,160	$63,012	$223,017	$178,217
Lease incentive amortization	(4,156)	(4,226)	(12,407)	(12,678)
Total CAM	71,004	58,786	210,610	165,539
ACMI Services	272,188	116,224	785,082	355,204
Other Activities	87,762	69,477	226,228	206,736
Total Revenues	430,954	244,487	1,221,920	727,479
Eliminate internal revenues	(64,881)	(39,568)	(173,088)	(115,913)
Customer Revenues	$366,073	$204,919	$1,048,832	$611,566

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$17,428	$19,034	$50,285	$49,892
ACMI Services, inclusive of interest expense	4,375	(341)	17,658	3,574
Other Activities	2,939	3,051	8,848	9,808
Net unallocated interest expense	(610)	(458)	(2,293)	(1,098)
Net financial instrument re-measurement gain (loss)	91,952	17,895	60,566	28,707
Transaction fees	—	—	(373)	—
Other non-service components of retiree benefits (credits) costs, net	(2,351)	2,045	(7,053)	6,135
Loss from non-consolidated affiliates	(2,645)	(2,647)	(12,459)	(7,600)
Pre-Tax Earnings from Continuing Operations	111,088	38,579	115,179	89,418
Add other non-service components of retiree benefit costs (credits), net	2,351	(2,045)	7,053	(6,135)
Add charges for non-consolidated affiliates	2,645	2,647	12,459	7,600
Add customer incentive amortization	4,334	4,226	12,585	12,678
Add transaction fees	—	—	373	—
Add gain on financial instruments	(91,952)	(17,895)	(60,566)	(28,707)
Adjusted Pre-Tax Earnings from Continuing Operations	$28,466	$25,512	$87,083	$74,854
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
CAM's revenues grew by $12.2 million and $45.1 million for the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018, primarily as a result of additional aircraft leases. Revenues from external customers totaled $42.0 million and $123.6 million for the three and nine month periods ended

September 30, 2019, respectively, compared to $41.4 million and $115.3 million for the corresponding periods of 2018. As of September 30, 2019 and 2018, CAM had 58 and 54 aircraft under lease to external customers, respectively, with the increase occurring during the last four months. CAM's revenues from the Company's airlines totaled $29.0 million and $87.0 million for the three and nine month periods ended September 30, 2019, respectively, compared to $17.4 million and $50.3 million for the corresponding periods of 2018, reflecting lease revenues for the addition of the eleven passenger aircraft acquired with Omni in November 2018. In addition to the Omni acquisition, CAM has added eight Boeing 767-300 freighter aircraft to its lease portfolio since October 1, 2018.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $17.4 million and $50.3 million for the three and nine month periods ended September 30, 2019, respectively, compared to $19.0 million and $49.9 million for the corresponding periods of 2018. Pre-tax earnings reflect the eleven initial passenger aircraft leased to Omni as well as lease revenues for additional aircraft, offset by increases of $4.8 million and $15.2 million in internally allocated interest expense due to higher debt levels for the three and nine month periods ended September 30, 2019 compared to the corresponding periods of 2018. The pre-tax earnings were also offset by increased depreciation expense of $7.7 million and $25.7 million for the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018 driven by the addition of eight Boeing freighter aircraft in the first nine months of 2019 compared to 2018, and the addition of the 11 Boeing passenger aircraft from the Omni acquisition.
During the first nine months of 2019, CAM purchased eight Boeing 767-300 passenger aircraft and one Boeing 767-300 freighter aircraft. We expect to purchase one more Boeing 767-300 aircraft during the fourth quarter of 2019 and we expect to add up to six aircraft into service during the fourth quarter of 2019. We have customer commitments or letters of intent for all of these aircraft.
CAM has agreements to purchase 17 more Boeing 767-300 aircraft and expects to complete their modifications through 2021. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. CAM's future operating results will also depend on the timing and lease rates under which these aircraft are ultimately leased. CAM's future operating results will also be impacted by the amortization of additional warrants committed to Amazon in conjunction with the recent agreements for ten additional long-term aircraft leases and amendments to extend the terms of existing aircraft leases.
ACMI Services
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance, insurance and aviation fuel. Our customers are typically responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the DoD, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of September 30, 2019, ACMI Services included 67 in-service aircraft, including 32 passenger and freighter aircraft leased internally from CAM, eight CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under a CMI agreement, 24 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA, another CAM-owned freighter operated under a CMI by ATI and two passenger aircraft leased from an external lessor.
Total revenues from ACMI Services increased $156.0 million and $429.9 million during the three and nine month periods ended September 30, 2019, respectively, to $272.2 million and $785.1 million compared to the corresponding periods of 2018. These increases reflect the acquisition of OAI and increases in billable block hours of 56% and 37% for the three and nine month periods ended September 30, 2019, respectively, compared to 2018. Increased revenues for 2019 included additional aircraft operations for ASI and the DoD. As of September 30, 2019, ACMI Services revenues included the operation of 16 more CAM-owned aircraft compared to September 30, 2018. On a combined pro forma basis, ACMI Services revenues for the three and nine month periods ended September 30, 2018 would have been $243.1 million and $709.6 million, respectively, with the inclusion of OAI.
ACMI Services had pre-tax earnings of $4.4 million and $17.7 million during the three and nine month periods ended September 30, 2019, respectively, compared to pre-tax losses of $0.3 million and pre-tax earnings of $3.6 million for the corresponding periods of 2018. Improved pre-tax results in 2019 compared to 2018 were bolstered by expanded revenues from the acquisition of OAI and the timing of scheduled airframe maintenance costs. The improved pre-tax earnings were offset by increases of $6.1 million and $18.1 million in internally allocated interest expense due to higher debt levels for the three and nine month periods ended September 30, 2019, respectively, compared to 2018. Earnings for the third quarter of 2019 also reflected additional personnel and training time in preparation for additional aircraft and block hours scheduled for operations in 2019 and 2020. Scheduled airframe maintenance expense decreased $2.4 million during the first nine months of 2019 compared to 2018. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. In March 2018, ATI began to implement an amendment to the collective bargaining agreement with its crewmembers. The amendment resulted in increased wages for the ATI crewmembers beginning in the second quarter of 2018.
The future growth of ACMI Services will be impacted by additional aircraft operations for Amazon. We began to operate four CAM-owned Boeing 767-300 aircraft in 2019 under the ATSA and we expect to add at least six additional CAM-owned Boeing 767-300 for Amazon, including two in the fourth quarter of 2019 and four during 2020. Additionally, during the fourth quarter of 2019, we expect to add two aircraft which will be provided by Amazon and operated by ATI under the ATSA . Future operating results may also be impacted by the vesting of additional warrants for Amazon, as Amazon leases additional aircraft from CAM and our airline begins to operate the aircraft under the ATSA.
Maintaining profitability in ACMI Services will depend on a number of factors, including customer flight schedules, crewmember productivity and pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. ABX is negotiating with its flight crewmembers' collective bargaining unit. These negotiations could result in changes that may effect ABX's productivity, its crewmembers compensation levels and the marketability of its services.
Other Activities
We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. Through Airborne Maintenance and Engineering Services, Inc. and its subsidiaries ("AMES"), we sell aircraft parts and provide aircraft maintenance and modification services. We provided mail and package sorting and logistical support to the U.S. Postal Service (“USPS”) at five USPS facilities through September 30, 2018, at which time our contracts expired. We arrange and perform similar services for certain ASI gateway locations in the U.S. During the second quarter of 2019, ASI began to in-source some of the gateway locations for which we arrange contracted logistical support. We also provide maintenance for ground equipment, facilities and material handling equipment. We also resell aviation fuel in Ohio and provide flight training.
External customer revenues from all other activities decreased $4.6 million and $0.9 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. Declines in USPS revenues and aircraft conversion revenues during 2019 were offset partially by additional facility maintenance services, ground support services and fuel sales provided to ASI.
The pre-tax earnings from other activities decreased by $0.1 million and $1.0 million during the three and nine month periods ended September 30, 2019 to $2.9 million and $8.8 million, respectively, compared to the corresponding periods of 2018. Lower earnings for 2019 compared to 2018 reflect lower revenues for aircraft maintenance and conversions provided to external customers as well as the absence of services for USPS.
Discontinued Operations
The financial results of discontinued operations primarily consist of cost adjustments to benefits of former employees associated with ABX's former hub operations provided to DHL. Pre-tax earnings related to the former hub operations were $0.4 million and $0.7 million for the first nine months of 2019 and 2018, respectively.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $39.4 million and $91.7 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018 driven by higher headcount for flight operations, maintenance services and package sorting services. The increases in expense for the three and nine month periods ended September 30, 2019 included $28.8 million and $83.4 million, respectively, for Omni, acquired in November 2018. Expenses for 2019 also included higher flight crew wages in conjunction with an amendment to the collective bargaining agreement with the ATI crewmembers and additional aircraft maintenance technicians to support increased block hours. Increases in salaries, wages and benefits expense were partially offset by personnel reductions due to the expiration of the USPS contracts.
Depreciation and amortization expense increased $20.9 million and $65.2 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. The increase in depreciation expense for the three and nine month periods ended September 30, 2019 included $16.6 million and $47.7 million, respectively, for Omni assets acquired in November 2018. The increase also reflects incremental depreciation for eight Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since October 1, 2018, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $8.0 million and $18.3 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. The increase in expense for the three and nine month periods ended September 30, 2019 included $3.6 million and $11.7 million, respectively, for Omni, acquired in November 2018. The timing and work scope of scheduled airframe checks resulted in fluctuations of maintenance expense during 2019 compared to 2018. Aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $35.2 million and $92.6 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. The increase for the three and nine month periods ended September 30, 2019 included $27.4 million and $81.7 million, respectively, for Omni and $5.6 million and $5.7 million, respectively, for increased fuel sales.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $14.6 million and $39.9 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. This increase for the three and nine month periods ended September 30, 2019 included $13.6 million and $37.8 million, respectively, for Omni.
Travel expense increased by $18.5 million and $45.6 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. The increase for the three and nine month periods ended September 30, 2019 included $16.2 million and $42.2 million, respectively, for Omni.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.3 million and $4.3 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. The increase for the three and nine month periods ended September 30, 2019 included $1.6 million and $4.8 million, respectively, for Omni.
Rent expense increased by $0.8 million and $1.6 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. This increase for the three and nine month periods ended September 30, 2019 included $1.6 million and $4.6 million, respectively, for Omni. This increase was partially offset by decreases in building rent after the expiration of the contracts for the five USPS facilities.
Insurance expense increased by $0.1 million and $1.1 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. Aircraft fleet insurance has increased due to additional aircraft operations during the first nine months of 2019 compared to 2018.
Other operating expenses increased by $8.3 million and $30.1 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. Other operating expenses include professional fees, employee training and utilities. The increase for the three and nine month periods ended September 30, 2019 included $7.4 million and $23.7 million, respectively, for Omni. Other operating expenses during 2019 were negatively impacted by the operating results of an airline affiliate accounted for under the equity method.
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

	Three Months Ended September 30, 2018
	Actual ATSG	Actual Omni	Pro Forma Adjustments	Pro Forma Results
Operating Expenses
Salaries, wages and benefits	$71,341	$24,837	$(2,029)	$94,149
Depreciation and amortization	43,201	14,531	2,645	60,377
Maintenance, materials and repairs	33,469	4,706	(52)	38,123
Fuel	5,981	26,357	23	32,361
Contracted ground and aviation services	2,636	12,625	—	15,261
Travel	6,903	12,291	—	19,194
Landing and ramp	1,211	1,603	—	2,814
Rent	3,274	1,726	—	5,000
Insurance	1,696	444	—	2,140
Other operating expenses	8,380	5,128	—	13,508
Total Operating Expenses	$178,092	$104,248	$587	$282,927

	Nine Months Ended September 30, 2018
	Actual ATSG	Actual Omni	Pro Forma Adjustments	Pro Forma Results
Operating Expenses
Salaries, wages and benefits	$216,173	$70,232	$(2,294)	$284,111
Depreciation and amortization	124,825	44,550	7,933	177,308
Maintenance, materials and repairs	107,152	11,957	(372)	118,737
Fuel	17,682	73,802	—	91,484
Contracted ground and aviation services	7,464	36,960	—	44,424
Travel	20,823	32,188	—	53,011
Landing and ramp	3,670	5,080	—	8,750
Rent	10,264	5,327	—	15,591
Insurance	4,473	1,419	—	5,892
Other operating expenses	20,672	17,297	—	37,969
Total Operating Expenses	$533,198	$298,812	$5,267	$837,277
The following adjustments were made to the historical financial records to create the unaudited pro forma information in the table above:

•	Adjustments to eliminate transactions between the Company and Omni during the three and nine month periods ended September 30, 2018.

•
Adjustment to reflect estimated additional depreciation and amortization expense of $2.6 million and $7.9 million for the three and nine month periods ended September 30, 2018, resulting from the fair value adjustments to Omni’s intangible and tangible assets. Pro forma combined depreciation expense for the periods presented reflect the increased fair values of the aircraft acquired and longer useful lives of the aircraft, indicative of the Company's polices and intent to modify certain aircraft to freighters as an aircraft is removed from passenger service.

Interest expense increased by $11.1 million and $34.6 million during the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods of 2018. Interest expense increased due to a higher average debt level, including an additional term loan under the Senior Credit Agreement of $675.0 million to finance the acquisition of Omni and higher interest rates on the Company's outstanding loans. Interest expense in 2019 and 2018 was also impacted by the convertible notes issued in September 2017. The convertible notes have a principal value of $258.8 million and bear interest at a cash coupon rate of 1.125%. At the time of issuance, the value of the conversion feature of the convertible notes was recorded as a debt discount and is being amortized along with debt issuance costs to interest expense over the seven year term of the convertible notes.
The Company recorded net, pre-tax gains on financial instruments of $92.0 million and $60.6 million during the three and nine month periods ended September 30, 2019, respectively, compared to gains of $17.9 million and $28.7 million during 2018. The gains and losses are primarily a result of re-measuring, as of September 30, 2019 and 2018, the fair value of the stock warrants granted to Amazon.
Non-service components of retiree benefits were net losses of $2.4 million and $7.1 million during the three and nine month periods ended September 30, 2019, respectively, compared to net gains of $2.0 million and $6.1 million for 2018. The non-service component gain and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non-service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2019 have been estimated utilizing a 27% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective tax rate from continuing operations for the three and nine month periods ended September 30, 2019 was 5% and 12%, respectively. The effective tax rate is affected by the re-measurement of warrants, changes in valuation allowances and other discrete tax items in which expenses and benefits for tax purposes are different than required by generally accepted accounting principals. The effective tax rate before including the effects of the warrant re-measurements, incentive amortizations and valuation allowance changes was 25% and 24% for the three and nine month periods ended September 30, 2019, respectively. The effective tax rate before including the effects of the warrants was 24% for both the three and nine month periods ended September 30, 2018.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $307.1 million and $200.8 million for the first nine months in 2019 and 2018, respectively. Improved cash flows generated from operating activities during 2019, were driven primarily by additional aircraft leases to customers and by increased operating levels of the ACMI Services segment. Cash outlays for pension contributions were $5.4 million and $22.2 million for the first nine months of 2019 and 2018, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $336.9 million and $214.0 million for the first nine months of 2019 and 2018, respectively. Capital expenditures in 2019 included $247.9 million for the acquisition of nine Boeing 767-300 aircraft and freighter modification costs; $54.3 million for required heavy maintenance; and $34.7 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in the first nine months of 2018 included $149.2 million for the acquisition of five Boeing 767-300 aircraft and freighter modification costs; $38.4 million for required heavy maintenance; and $26.4 million for other equipment, including purchases of aircraft engines and rotables.
During the first nine months of 2019, we paid $12.0 million to complete the acquisitions of Omni and TriFactor. During the first nine months of 2019 and 2018, we contributed $9.8 million and $8.3 million, respectively, to a joint venture with Precision Aircraft Solutions, LLC, which is developing a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash provided by financing activities was $28.0 million for the first nine months of 2019 compared to $14.8 million used by financing activities in 2018. During the first nine months of 2019, we drew $70.0 million from the revolving credit facility under the Senior Credit Agreement to fund capital spending for aircraft acquisition and modifications. We made debt principal payments of $38.9 million.
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
Commitments
We estimate that capital expenditures for 2019 will total $460 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flow and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note H of the accompanying financial statements.
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of a supplemental type certificate from the FAA in 2020. We expect to make contributions equal to the Company's 49% ownership percentage of the program's total costs during 2019.
Liquidity
The Company has a Senior Credit Agreement with a consortium of banks that includes two unsubordinated term loans of $698.4 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $530.0 million, net of repayments, as of September 30, 2019. The revolving credit facility has a capacity of $645.0 million, permitted additional indebtedness of $500.0 million of which $258.8 million has been utilized for the issuance of convertible notes, and an accordion feature whereby the Company can draw up to an additional $300.0 million subject to the lenders' consent. The Senior Credit Agreement is collateralized by the Company's fleet of Boeing 777, 767 and 757 freighter aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 102% of the outstanding balances of the term loans and the total funded revolving credit facility. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment.
In November 2019, the Senior Credit Agreement was amended. This amendment includes an increase to the maximum revolver capacity from $645.0 million to $750.0 million, combines the two terms loans into one loan and reduces the interest rate spread of the LIBOR based financing at the current debt-to-EBITDA ratio. This amendment extends the agreement six months to November 2024 if certain liquidity measures are maintained during 2024 and adds incremental accordion capacity based on debt ratios.
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

Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the unsubordinated term loans and the revolving credit facility each bear variable interest rates of 4.3%.
At September 30, 2019, the Company had $46.8 million of cash balances. The Company had $100.8 million available under the revolving credit facility, net of outstanding letters of credit, which totaled $14.2 million. Also, the Company has additional borrowing capacity available under the accordion feature of its Senior Credit Agreement, subject to lender consent (see Note F). We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2019 and 2018, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the third quarter of 2019. As of September 30, 2019, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.

ITEM 5. OTHER INFORMATION
On November 4, 2019, Air Transport Services Group, Inc. (“ATSG”) entered into an amendment (the “Third Amendment”) of its Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated November 9, 2018, with SunTrust Bank, as Administrative Agent, and the other financial institutions from time to time a party thereto. The Third Amendment: (i) extends the maturity date of the term loan and revolving credit facility for six months to November 30, 2024; (ii) reduces the interest pricing, by lowering rate spreads above the one-month LIBOR for borrowings, ranging from 37.5 basis points at ATSG’s current secured net leverage ratio to 25.0 basis points at each of the other steps on the pricing grid; (iii) reduces the pricing applied to unused revolver capacity by 5 basis points; (iv) increases the aggregate amount of the revolving credit facility by $105 million, to $750 million; (iv) consolidates two term loans totaling $707 million at September 30, 2019, into a single term loan of $635 million; (v) reduces the required term loan principal amortization over its remaining duration; (vi) adds a new leverage-based feature providing access to additional revolver or term loan capacity through the accordion option, subject to lenders’ consent; (vii) increases the maximum permitted total (secured and unsecured) leverage from 4.0x to 4.25x trailing 12-month EBITDA, as defined under the Credit Agreement; and (viii) increases the additional permitted indebtedness outside of the secured facility from $500 million to $750 million, excluding the existing convertible notes.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation
3.1	First Amendment to Restated Certificate of Incorporation of Air Transport Services Group, Inc. (3)

3.2	Amended and Restated Bylaws of Air Transport Services Group, Inc. (1)

Material Contracts
10.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 13, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the Guarantors party hereto; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (2)

10.2
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 24, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (2)

10.3
Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 4, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (4)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 10, 2019.

(2)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 29, 2019.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2019.

(4)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 6, 2019

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	November 7, 2019

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 7, 2019	and Principal Accounting Officer)