Form 10-K
period 2019-12-31
Air Transport Services Group, Inc.
filed 2020-03-02
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,416,475,681.
As of March 2, 2020, there were 59,329,431 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 7, 2020 are incorporated by reference into Parts II and III.

FORWARD LOOKING STATEMENTS
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and includes any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” in Item 1A . The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2018 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
Company Overview
We are a leading provider of aircraft leasing and air cargo transportation and related services in the United States and internationally and are the largest lessor of freighter aircraft in the world. In addition, we are the largest provider of passenger charter service to the United States Department of Defense (“DoD”) and other governmental agencies. Our portfolio of freighter aircraft is focused on mid-sized air freighters, which is the category of choice for express and e-commerce driven regional air networks operating both within and outside the United States. Approximately 94% of our freighter fleet are Boeing 767 aircraft, which is highly sought because of its reliability, cubic cargo capacity and durable performance. We have also launched a joint venture to convert Airbus A321 passenger aircraft into freighters, which is intended to further support our ability to meet the growing demand worldwide for narrow body air freighters. (When the context requires, we may use the terms “Company,” "we," "our" and “ATSG” in this report to refer to the business of Air Transport Services Group, Inc. and its subsidiaries on a consolidated basis.)
Through our subsidiaries, we own and lease aircraft to external customers and to our own airline subsidiaries. In addition, we provide airline operations, ground handling services, aircraft maintenance and modification services, and other support services to the air transportation and logistics industries. Our customers consist of delivery businesses, freight forwarders, ecommerce companies, airlines and governmental agencies. We believe our ability to offer our customers a bundle of customized and differentiated services, including aircraft leasing, airline express operations, line and heavy maintenance, freighter conversions, material handling equipment and ground handling services makes us unique from other service providers in the air transportation industry. Through our decades of experience with express network airline operations, we offer best in class, reliable services to customers including Amazon.com, Inc. (“Amazon”), DHL Network Operations (USA), Inc. and its affiliates (“DHL”), and United Parcel Service.
We are a leader in an industry with established barriers to entry, possessing reliable airlift capability, and strategic alignment with our key customers. We are unique in our ability to offer a broad range of integrated, operational solutions to air cargo and express package transportation companies and e-commerce companies, as well as charter passenger transport to governmental and commercial entities. Our services are tailored to the needs of the customer and include a combination of aircraft, crews and maintenance services as well as aircraft charter and lease transitioning services. We also offer a broad range of ancillary services including engineering services, sort and gateway operations, equipment installation, maintenance and leasing, and aircraft modifications. Our differentiated business model reduces our exposure to trade disruption and cyclical GDP, with limited payload and fuel risk. We believe that the wide scope of our services combined with our ability to provide services in a customized bundle to meet the requirements of each customer gives us a competitive advantage over other companies in our industry.
We were founded in 1980 as a wholly-owned subsidiary of Airborne Express. We became an independent, publicly-owned company in August 2003, as a result of a spin-off by Airborne Express prior to its acquisition by DHL. The spin-off was necessitated in large part due to restrictions imposed by federal law on foreign ownership of U.S. airlines. Our headquarters are located at the Wilmington Air Park in Wilmington, Ohio, which also serves as a regional air hub for Amazon. The Company is incorporated in Delaware. Our common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG.
Principal Services
Our principal services fall into three general categories:
Aircraft leasing. We own and lease aircraft through our subsidiary Cargo Aircraft Management, Inc. (“CAM”). We are able to provide competitive lease rates for our cargo freighters by purchasing passenger aircraft, typically 15 to 20 years old, and converting them into cargo freighters, after which we anticipate an economic life of 20 years or more. We monitor the global market for available passenger aircraft and only purchase aircraft for conversion that meet our requirements for condition and technical specifications and that can be purchased and converted into freighters at a price that will meet or exceed our targeted return on capital. Aircraft freighters that are converted from passenger aircraft can be deployed into markets more economically in comparison to newly-built freighters.
Aircraft operations. We own and operate three separate airline subsidiaries: ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”), and Omni Air International, LLC (“OAI”). Each of these airlines is independently certificated by the United States Department of Transportation ("DOT") and by the Federal Aviation Administration, ("FAA"), a constituent agency of the DOT. Our airline subsidiaries offer different combinations of aircraft, crews, maintenance and insurance to provide customized transportation capacity to our customers. We specialize in carrying both freight and passengers for a variety of customers, including private sector companies and governmental organizations. ABX operates all-cargo aircraft; ATI operates all-cargo and passenger/freighter combination ("combi") aircraft; and OAI operates passenger aircraft.
Support services. We provide a wide range of air transportation related services to our customers including aircraft maintenance and modification, ground handling and crew training. We offer these support services to delivery companies, e-commerce companies, freight forwarders and other airlines. Our ground support services, which are provided through our subsidiary, LGSTX Services, Inc. (“LGSTX”), consist of load transfer and sorting, the design, installation and maintenance of material handling equipment, the leasing and maintenance of ground support equipment, and general facilities maintenance. LGSTX has more than 30 years of experience in material handling, facilities maintenance, equipment installation and maintenance, vehicle maintenance and repair, and jet fuel and deicing services. Our aircraft maintenance and modification services, which are provided by our subsidiaries, Airborne Maintenance and Engineering Services, Inc. (“AMES”) and Pemco World Air Services, Inc. (“Pemco”), provide airframe modification and heavy maintenance, component repairs, engineering services and aircraft line maintenance. Another subsidiary, AMES Material Services, Inc. ("AMS"), resells and brokers aircraft parts. Our support services also involve the training of flight crews, which we offer through our subsidiary, ABX.
The business development and marketing activities of our operating subsidiaries are supported by our Airborne Global Solutions, Inc. ("AGS") subsidiary. AGS markets the various services and products offered by our subsidiaries by bundling solutions that leverage the entire portfolio of our subsidiaries' capabilities and experience in global cargo operations. Our bundled services are flexible and scalable to complement our customers' own resources and support our operational growth. AGS assists our subsidiaries in achieving their sales and marketing plans by identifying their customers' business and operational requirements while providing sales leads.
The Company has two reportable segments, "CAM" which includes our aircraft and engine leasing and “ACMI Services" which includes the airlines' operations. Our support services operations do not constitute reportable segments. External revenues for 2019 are summarized below (in thousands):

	CAM	ACMI Services	Support Services
			Aircraft Maintenance & Modification	Ground Services	Other

External revenues (in thousands)	$168,106	$1,078,143	$117,772	69,596	$18,566
Percent of consolidated revenues	12%	74%	8%	5%	1%
Aircraft maintenance and modification services revenues include the operations of our AMES and Pemco subsidiaries. Ground services revenues include load transfer as well as ground equipment leasing and maintenance primarily provided by our LGSTX subsidiaries.
Major Customers
We have long-standing, strategic customer relationships with Amazon, DHL and the DoD in addition to numerous other companies and government agencies that rely on aircraft services in their operations.
DHL. We have provided aircraft services to DHL under multi-year contracts since August 2003. DHL accounted for 14% of our consolidated revenues for 2019. As of December 31, 2019, we were leasing 14 of our Boeing 767 aircraft to DHL under multi-year contracts. We operate eight of these aircraft for DHL under a separate operating agreement. We provide ground service equipment to DHL in multiple airport locations in the Unites States and provide aircraft line and heavy maintenance for DHL affiliates.
Amazon. We have been providing freighter aircraft and cargo handling and logistics support services to Amazon.com Services, LLC (“ASI”), successor to Amazon.com Services, Inc., a subsidiary of Amazon, since September 2015. Revenues from our commercial arrangements with ASI comprised approximately 23% of our consolidated revenues for 2019. Our CAM subsidiary has leased 26 Boeing 767 freighter aircraft to ASI as of December 31, 2019, with five additional aircraft to be leased in 2020. We also provide flight crew and aircraft maintenance services for those aircraft under an Air Transportation Services Agreement with ASI.
U.S. Department of Defense. Our airline subsidiaries have been providing services to the DoD since the 1990’s. The DoD comprised 34% of our consolidated revenues for 2019. Our business with the DoD and other government agencies expanded significantly as a result of our November 2018 acquisition of OAI, which is discussed below.
Business Development
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
In September 2015, we began to operate a trial air network for Amazon.com Services, LLC ("ASI"), the successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. (“Amazon”). We provided cargo handling and logistical support as the network grew to five dedicated Boeing 767 freighter aircraft during 2015. On March 8, 2016, the Company and ASI entered into an Air Transportation Services Agreement (the “ATSA”) which became effective April 1, 2016. Pursuant to the ATSA, CAM leased 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. Under the ATSA, ABX and ATI operate those aircraft for an initial term of five years while our LGSTX subsidiary provides gateway services for ASI at certain airports.
In conjunction with the execution of the original ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement, each dated March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches, which will result in Amazon having the right to acquire up to 19.9% of the Company’s outstanding common shares measured as further described below. The first tranche of warrants, issued upon execution of the Investment Agreement, gives Amazon the right to purchase approximately 12.81 million ATSG common shares, all of which are now vested. The second tranche of warrants, which were issued and vested on March 8, 2018, gives Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants will be issued on September 8, 2020 and will immediately be exercisable upon issuance. The third tranche of warrants will give Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement, after giving effect to the issuance of the warrants. Each of the three tranches of warrants will be exercisable in accordance with its terms through the fifth anniversary of the date of the Investment Agreement. The exercise price of the warrants is $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016.
On December 22, 2018, we announced amendments to our agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft then leased to ASI by two years to 2023, with an option for ASI to extend the lease term for three additional years, 3) extend the term of the eight Boeing 767-300 aircraft then leased to ASI by three years to 2026 and 2027, with an option for ASI to extend the lease term for three additional years and 4) extend the ATSA for five years through March 2026, with an option for ASI to extend the term for an additional three years. We delivered six of the 767-300 aircraft in 2019 and expect to deliver the remaining four in 2020, each under a ten year lease.
In conjunction with ASI's commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon was issued warrants for 14.8 million common shares which could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above under the 2016 agreements.  Warrants for 11.1 million of these common shares vested as existing leases were extended and six additional aircraft leases were executed and added to the ATSA operations. Additional warrants will vest as four additional aircraft leases are executed, which is expected to occur in 2020. These warrants will expire if not exercised within seven years from their issuance date. They have an exercise price of $21.53 per share, based on the volume-weighted average price of the Company's shares over the 30 trading days' immediately preceding execution of a non-binding term sheet by the parties on October 29, 2018.
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
We have had multi-year contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. In 2010, we entered into commercial agreements with DHL under which DHL leased thirteen Boeing 767 freighter aircraft from CAM and ABX operates those aircraft under a separate crew, maintenance and insurance agreement. Effective April 1, 2015, the Company and DHL amended and restated the agreements (together, the "CMI agreement") which extended the Boeing 767 aircraft lease terms and the operation of those aircraft through March 2019. In March 2019, the expiring Boeing 767 aircraft leases and CMI agreement with DHL were renewed under terms similar to the previous agreements. On April 30, 2019, we extended the leases for four of the 767-300 aircraft and one of the 767-200 aircraft leased to DHL through April 2022. We also extended the leases for six of the 767-200 aircraft through March 2022.
Through CAM and the acquisition of Omni, we have expanded our combined fleet of Boeing 777, 767, 757 and 737 aircraft in recent years. Since the beginning of 2016, CAM has managed the modification of 30 Boeing 767-300 passenger aircraft to a freighter configuration and two Boeing 737 passenger aircraft to a freighter configuration. CAM added two Boeing 767-200 passenger aircraft, six Boeing 767-300 passenger aircraft and three Boeing 777-200 passenger aircraft through the Company's acquisition of Omni on November 9, 2018. We have agreements to acquire 15 more Boeing 767-300 extended-range aircraft through 2021. They were manufactured between 1989 and 2003, and are powered by General Electric CF6-series engines. Most of these will be converted into freighters. Additionally we own eight Boeing 767-300 aircraft that were being prepared for cargo service as of December 31, 2019. A complete list of the Company's aircraft is included in Item 2, Properties.
On February 1, 2019, the we acquired a group of companies under common control, referred to as TriFactor. TriFactor resells material handling equipment and provides engineering design solutions for warehousing, retail distribution and e-commerce operations. TriFactor is managed through our LGSTX business.
On August 3, 2017, we entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of an FAA supplemental type certificate in 2020. We expect to make contributions equal to our 49% ownership percentage of the program's total costs over the next year and account for our investment in the joint venture under the equity method of accounting.
In December 2016, we acquired Pemco. Pemco  provides aircraft maintenance, modification, and engineering services. Pemco is based at the Tampa International Airport where it operates a two-hangar aircraft facility of 311,500 square feet. Pemco is a leading provider of passenger-to-freighter conversions for Boeing 737-300 and 737-400 aircraft, having redelivered over 50 Boeing 737 converted aircraft to Chinese operators over ten years. Pemco's aircraft conversion capabilities and aircraft hangar operations are marketed with our other air transportation support services.
On January 28, 2020, we completed a debt offering of $500 million in senior unsecured notes (the “Senior Notes”). The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain financial and non-financial covenants and events of default which are generally no more restrictive than those set forth in the Senior Credit Agreement. The net proceeds from the Senior Notes were used to pay down the Company's revolver credit facility.

Description of Businesses
CAM
CAM leases aircraft to ATSG's airlines and to external customers, including DHL and ASI, usually under multi-year contracts with a schedule of fixed monthly payments. Under a typical lease arrangement, the customer maintains the aircraft in serviceable condition at its own cost. At the end of the lease term, the customer is typically required to return the aircraft in approximately the same maintenance condition that existed at the inception of the lease, as measured by airframe and engine time and cycles since the last scheduled maintenance event. CAM examines the credit worthiness of potential customers, their short and long-term growth prospects, their financial condition and backing, the experience of their management, and the impact of governmental regulation when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease.
ACMI Services
ACMI Services consists of the operations of the Company's three airline subsidiaries. Through the airlines, we provide airlift operations to DHL, ASI, the DoD and other transportation customers. A typical operating agreement requires our airline to supply, at a specific rate per block hour and/or per month, a combination of aircraft, crew, maintenance and insurance for specified transportation operations. These services are commonly referred to as ACMI, CMI or charter services depending on the selection of services contracted by the customer. The customer bears the responsibility for capacity utilization and unit pricing in all cases.
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
ATI contracts with the USTC to operate its unique fleet of four Boeing 757 "combi" aircraft, which are capable of simultaneously carrying passengers and cargo containers on the main flight deck. ATI has been operating combi aircraft for the DoD since 1993. In January 2018, the USTC contracted with ATI to provide combi aircraft operations through December 2021 and awarded ATI three international routes for combi aircraft. OAI has been operating aircraft for the DoD since 1995. Contracts with the USTC are typically for a one-year period, however, the current passenger international charter contract has a two year term with option periods, at the election of the USTC, through September 2024.
Approximately 15% of the Company's consolidated revenues for 2019 were derived from providing airline operations for customers other than DHL, ASI and the DoD. These ACMI and charter operations are typically provided to delivery companies, freight forwarders, vacation businesses and other airlines.

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
Demand for air cargo transportation services correlates closely with general economic conditions and the level of commercial activity in a geographic area. Stronger general economic conditions and growth in a region typically increases the need for air transportation. Historically, the cargo industry has experienced higher volumes during the fourth calendar quarter of each year due to increased shipments during the holiday season. Generally, time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery, while higher costs of aviation fuel generally reduces the demand for air delivery services. When aviation fuel prices increase, shippers will consider using ground transportation if the delivery time allows.
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
AMES operates in Wilmington, Ohio, a repair station certified by the Federal Aviation Administration (“FAA”) under Part 145 of the Federal Aviation Regulations, including hangars, a component shop and engineering capabilities. AMES is AS9100 quality certified for the aerospace industry. AMES’ marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and 767 aircraft. The Wilmington facility is capable of servicing airframes as large as the Boeing 747-400 and the Boeing 777 aircraft. AMES , through its Pemco subsidiary, also operates an FAA certificated Part 145 repair station from a two hangar facility in Tampa, Florida. The Tampa location has the capability to perform airframe maintenance on Boeing 767, 757, 737, McDonnell Douglas MD-80, Airbus A320, A321 and various regional jet model aircraft. We have the ability to perform line maintenance and airframe maintenance on McDonnell Douglas MD-80, Boeing 767, 757, 737, 777, 727 and Airbus A320 aircraft. We also have the capability to refurbish airframe components, including approximately 60% of the components utilized by Boeing 767 aircraft. Through Pemco, we also perform aircraft modification and engineering services, including passenger-to-freighter and passenger-to-combi conversions for Boeing 737-200, 737-300, 737-400 and 737-700 series aircraft.
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
Ground Services
Through the Company's LGSTX subsidiaries, we provide labor and management for load transfer and sorting services at certain facilities inside or near airports in the U.S. LGSTX also arranged similar load transfer services to support ASI at certain locations, but the contracts for these services were terminated as of August 2019. LGSTX also provides maintenance services for material handling and sorting equipment as well as ground support equipment throughout the U.S. LGSTX has a large inventory of ground support equipment, such as power units, airstarts, deicers and pushback vehicles that it rents to airports, ground handlers, airlines and other customers. LGSTX is also licensed to resell aircraft fuel. Additionally, we provide international mail forwarding services through the John F. Kennedy International Airport and the O'Hare International Airport.
We provided mail sorting services at various United States Postal Service ("USPS") locations between September 2004 and September 2018. The contracts for the five USPS facilities we serviced were not renewed with us after they expired during September 2018.
Flight Support
ABX and OAI are FAA certificated to offer flight crew training to customers. ATI has a Boeing 757 flight simulator and ABX has a Boeing 767 flight simulator which can be rented for customer outside training programs. The simulators allow airlines to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft.
Competitive Conditions
Competition for aircraft lease placements is generally affected by aircraft type, aircraft availability and lease rates. The aircraft in our fleet provide cost-effective air transportation for medium range requirements. We target our leases to cargo airlines and delivery companies seeking medium widebody airlift. We believe our fleet gives us the ability to offer our customers a superior value proposition. Competitors in the aircraft leasing markets include GE Capital Aviation Services and Altavair Aviation Leasing, among others. The Airbus A300-600 and A330 aircraft can provide capabilities similar to the Boeing 767 for medium wide-body airlift.
Our airline subsidiaries compete with other airlines to place aircraft under ACMI arrangements and charter contracts. Other cargo airlines include Amerijet International, Inc., Atlas Air, Inc., Kalitta Air LLC, Northern Air Cargo, LLC, National Air Cargo Group, Inc., Southern Air, Inc. and Western Global Airlines, LLC. Of these, Atlas Air, Inc. also operates passenger aircraft. The primary competitive factors in the air transportation industry are operating costs, fuel efficiency, geographic coverage, aircraft range, aircraft reliability and capacity. The cost of airline operations is significantly impacted by the cost of flight crewmembers, which can vary among airlines depending on their collective bargaining agreements. Cargo airlines also compete for cargo volumes with passenger airlines that have substantial belly cargo capacity. The air transportation industry is capital intensive and highly competitive, especially during periods of excess aircraft capacity competing for commercial cargo and passenger volumes and DoD requirements.
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
Airline Operations
Flight Operations and Control
The Company's airline operations are conducted pursuant to authority granted to each of the three airlines by the FAA and the U.S. Department of Transportation ("DOT"). Airline flight operations, including aircraft dispatching, flight tracking, crew training and crew scheduling are planned and controlled by personnel within each airline. The Company staffs aircraft dispatching and flight tracking 24 hours per day, 7 days per week. The FAA prescribes the minimum requirements, methods and means by which air carrier flight operations are conducted, including but not limited to the qualifications and training of flight crew members, the release of aircraft for flight, the tracking of flights, the length of time crew members can be on duty, aircraft operating procedures, proper navigation of aircraft, compliance with air traffic control instructions and other operational functions.
Aircraft Maintenance
Our airlines’ operations are regulated by the FAA for aircraft safety and maintenance. Each airline performs routine inspections and airframe maintenance in accordance with applicable FAA-approved aircraft maintenance programs. In addition, the airlines build into their maintenance programs FAA-mandated Airworthiness Directive and manufacturer

Service Bulletin compliance on all of their aircraft. The airlines’ maintenance and engineering personnel coordinate routine and non-routine maintenance requirements. Each airline’s maintenance program includes tracking the maintenance status of each aircraft, consulting with manufacturers and suppliers about procedures to correct irregularities, and training maintenance personnel on the requirements of its FAA-approved maintenance program. The airlines contract with MROs, including AMES and Pemco, to perform heavy maintenance on airframes and engines. Each airline owns and maintains an inventory of spare aircraft engines, engine parts, auxiliary power units, aircraft parts and consumable items. The quantity of spare items maintained is based on the fleet size, engine type operated and the reliability history of the item types.
Security
The Transportation Security Administration (“TSA”) requires ABX and ATI to comply with security protocols as set out in each carrier’s standard all-cargo aircraft operator security plan which provide for extensive security practices and procedures that must be followed. The security plan provides for the conducting of background checks on persons with access to cargo and/or aircraft, the securing of the aircraft while on the ground, the acceptance and screening of cargo to be moved by air, the handling of suspicious cargo and the securing of cargo ground facilities, among other requirements. Comprehensive internal audit and evaluation programs are actively mandated and maintained. In the case of OAI, a passenger carrier, and for ATI's passenger/freighter "combi" operations, additional requirements apply under the carriers' respective security programs, including passenger and baggage screening, airport terminal security, assessment and distribution of intelligence including the TSA "no-fly" list, and threat response.
Customers are required to inform the airlines in writing of the nature and composition of any freight which is classified as "Hazardous Materials" or “Dangerous Goods” by the DOT and passengers are generally prohibited from carrying "Hazardous Materials" or “Dangerous Goods” in their baggage. Notwithstanding these procedures, our airline subsidiaries could unknowingly transport contraband or undeclared hazardous materials for customers, or could unknowingly transport an unauthorized passenger or a passenger in possession of an unauthorized item, which could result in fines and penalties and possible damage to the aircraft.
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
Employees
As of December 31, 2019, the Company had approximately 4,380 full-time and part-time employees. The Company employed approximately 910 flight crewmembers, 355 flight attendants, 1,880 aircraft maintenance technicians and flight support personnel, 770 employees for airport maintenance and logistics, 45 employees for sales and marketing and 420 employees for administrative functions. In addition to full time and part time employees, the Company typically has approximately 275 temporary employees mainly serving the aircraft line maintenance operations. On December 31, 2018, the Company had approximately 3,830 full-time and part-time employees.

Labor Agreements
The Company’s flight crewmembers are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2019.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	12/31/2014	5.3%
ATI	Air Line Pilots Association	3/21/2021	8.3%
Omni	International Brotherhood of Teamsters	4/1/2021	7.1%
ATI	Association of Flight Attendants	11/14/2023	0.9%
Omni	Association of Flight Attendants	12/1/2021	7.3%
Under the Railway Labor Act (“RLA”), as amended, crewmember labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board, which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling-off” period before either party can resort to self-help, including, but not limited to, a work stoppage.

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
The FAA mandates initial and recurrent training for most flight, maintenance and engineering personnel, including flight attendants for passenger and "combi" aircraft. Mechanics and quality control inspectors must also be licensed and qualified to perform maintenance on Company operated and maintained aircraft. Our airline subsidiaries pay for all of the recurrent training required for their flight crewmembers and provide training for their ground service and maintenance personnel. Their training programs have received all required FAA approvals. Similarly, our flight dispatchers and flight followers receive FAA approved training on the airlines' requirements and specific aircraft.
Intellectual Property
The Company owns many STCs issued by the FAA. The Company uses these STCs mainly in support of its own fleets; however, AMES and Pemco have marketed certain STCs to other airlines.
Information Systems
We are dependent on technology to conduct our daily operations including data processing, communications and regulatory compliance. We rely on critical computerized systems for aircraft maintenance records, flight planning, crew scheduling, employee training, financial records, cyber-security and other processes. We utilize information systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using our information systems, we track maintenance schedules and also control inventories and maintenance tasks, including the work directives of personnel performing those tasks. We rely on information systems to track crewmember flight and duty times, and crewmember training status. The Company’s flight operations systems coordinate flight schedules and crew schedules.
We invest significant time and financial resources to acquire, develop and maintain information systems to facilitate our operations. Our information technology infrastructure includes security measures, backup procedures and redundancy capabilities. We rely increasingly on third party applications and hosted technologies. To remain competitive we must continue to deploy new technologies while controlling costs and maintaining regulatory compliance.

Regulation
Our subsidiaries’ airline operations are primarily regulated by the DOT, the FAA and the Transportation Security Administration ("TSA"). Those operations must comply with numerous economic, safety, security and environmental laws, ordinances and regulations. In addition, they must comply with various other federal, state, local and foreign laws and regulations.
Environment
The U.S. Environmental Protection Agency ("EPA") is authorized to regulate aircraft emissions and has historically implemented emissions control standards adopted by the International Civil Aviation Organization ("ICAO"). In 2016, however, the EPA issued a finding on greenhouse gas ("GHG") emissions from aircraft and its relationship to air pollution. This finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. In its regulatory agenda issued in the fall of 2019, the EPA expressed an intent to publish these proposed regulations in early 2020; based on previous postponements, the agency may or may not meet that target. Our subsidiaries’ aircraft currently meet all known requirements for engine emission levels as applicable by engine design date. Under the Clean Air Act, individual states or the EPA may adopt regulations requiring reductions in emissions for one or more localities based on the measured air quality at such localities. These regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. Further, the U.S. Congress has, in the past, considered legislation that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future.
In addition, the European Commission has approved the extension of the European Union Emissions Trading Scheme ("ETS") for GHG emissions to the airline industry. Currently, under the European Union’s ETS, all ABX, ATI and OAI flights that are wholly within the European Union are covered by the ETS requirements, and each year our airlines are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. If the airline's flight activity during the year produces carbon emissions exceeding the number of carbon emissions allowances that it had been awarded, the airline must acquire allowances from other airlines in the open market. Our airlines operate intra-EU flights from time to time and management believes that such flights are operated in compliance with ETS requirements.
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
Department of Transportation
The DOT maintains authority over certain aspects of domestic and international air transportation serving the United States, such as consumer protection, accommodation of passengers with disabilities, requiring a minimum level of insurance and the requirement that a company be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of certain international routes. The DOT has issued to ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. The DOT has issued to ATI certificate authority to engage in scheduled interstate air transportation, which is currently limited to all-cargo operations. ATI's DOT certificate authority also authorizes it to engage in interstate and foreign charter air transportation of persons, property and mail.  Additionally, the DOT has issued to ABX and ATI Certificates of Public Convenience and Necessity authorizing each of them to engage in scheduled foreign air transportation of cargo and mail between the U.S. and all current and future U.S. open-skies partner countries, which currently consists of approximately 130 foreign countries.  ABX and ATI also hold exemption authorities issued by the DOT to conduct scheduled all-cargo operations between the U.S. and certain foreign countries with which the U.S. does not have a liberal ("open-skies") air transportation agreement. The DOT has issued to OAI a Certificate of Public Convenience and Necessity for Interstate Charter Air Transportation and a Certificate of Public Convenience and Necessity for Foreign Charter Air Transportation that authorizes it to engage in interstate and foreign charter air transportation of persons, property and mail. In 2019, the DOT also issued OAI exemption authority to engage in scheduled foreign air transportation of property and mail between the U.S. and all existing and future countries with an open-skies air service agreement with the U.S.
By maintaining these certificates, the Company, through ABX and ATI, can and currently does conduct all-cargo charter operations worldwide subject to the receipt of any necessary foreign government approvals. Further, the certificates issued to ATI and OAI authorize the air carriers to conduct passenger charter operations worldwide subject to the receipt of any necessary foreign government approvals. Periodically, the DOT re-examines a company’s managerial competence, financial resources and plans, compliance disposition and citizenship in order to determine whether the carrier remains fit, willing and able to engage in the transportation services it is authorized to provide.
The DOT has the authority to impose civil penalties, or to modify, suspend or revoke our certificates and exemption authorities for cause, including failure to comply with federal laws or DOT regulations. A corporation or a limited liability company structured like a corporation holding the above-referenced certificates and exemption authorities must continuously qualify as a citizen of the United States, which, pursuant to federal law, requires that (1) it be organized under the laws of the U.S. or a state, territory or possession thereof, (2) that its president and at least two-thirds of its Board of Directors and other managing officers be U.S. citizens, (3) that no more than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. We believe our airline subsidiaries possess all necessary DOT-issued certificates and authorities to conduct their current operations and that each continues to qualify as a citizen of the United States.
Federal Aviation Administration
The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. The FAA issues operating certificates and detailed "operations specifications" to carriers that possess the technical competence to safely conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. ABX, ATI and OAI believe they hold all airworthiness and other FAA certificates and authorities required for the conduct of their business and the operation of their aircraft. The FAA has the power to suspend, modify or revoke such certificates for cause and to impose civil penalties for any failure to comply with federal laws or FAA regulations.
The FAA has the authority to issue regulations, airworthiness directives and other mandatory orders relating to, among other things, the inspection, maintenance and modification of aircraft and the replacement of aircraft structures, components and parts, based on industry safety findings, the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component found to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Company’s airline subsidiaries to inspect and replace aircraft components based on their age or condition. As a routine matter, the FAA issues airworthiness directives applicable to the aircraft operated by our airline subsidiaries, and our airlines comply, sometimes at considerable cost, as part of their aircraft maintenance program.
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
International Regulations
When operating in other countries, our airlines are subject to aviation agreements between the U.S. and the respective countries or, in the absence of such an agreement, the airlines' operating rights are governed by principles of reciprocity. International aviation agreements are periodically subject to renegotiation, and changes in U.S. or foreign governments could result in the alteration or termination of the agreements affecting our international operations. Commercial arrangements such as ACMI agreements between our airlines and our customers in other countries, may require the approval of foreign governmental authorities. Foreign authorities may limit or restrict the use of our aircraft in certain countries. Also, foreign government authorities often require licensing and business registration before beginning operations. Foreign laws, rules, regulations and licensing requirements governing air transportation are generally similar, in principle, to the regulatory scheme of the United States as described above, although in some cases foreign requirements are comparatively less onerous and in others, more onerous. Such authorities have enforcement powers generally similar to those of the U.S. agencies described above.
Data Protection
There has recently been increased regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and in other countries. For example, the European Union ("E.U.") General Data Protection Regulation ("GDPR"), which became effective in May 2018, greatly increases the jurisdictional reach of E.U. law and increases the requirements related to the protection of personal data, including individual notice and opt-out preferences and public disclosure of significant data breaches. Additionally, violations of the GDPR can result in significant fines. Other governments have enacted or are enacting similar data protection laws, and are considering data localization laws that would govern the use of data outside of their respective jurisdictions.

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

•	The Company and its subsidiaries must comply with wage, work conditions and other regulations of the Department of Labor regarding our employees; and

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
Air transportation volumes are strongly correlated to general economic conditions, including the price of aviation fuel. An economic downturn could reduce the demand for delivery services offered by DHL, ASI and other delivery businesses, in particular expedited shipping services utilizing aircraft, as well as the demand for the chartered passenger flights OAI operates. Further, during an economic slowdown, cargo customers generally prefer to use ground-based or marine transportation services instead of more expensive air transportation services. Accordingly, an economic downturn could reduce the demand for airlift and aircraft leases. Additionally, if the price of aviation fuel rises significantly, the demand for aircraft and air transportation services may decline. During periods of downward economic trends and rising fuel costs, freight forwarders and integrated delivery businesses are more likely to defer market expansion plans. When the cost of air transportation increases, the demand for passenger transportation may decline. On occasion, declines in demand may stem from other uncontrollable factors such as geopolitical tensions or conflicts, trade embargoes or tariffs, and human health crises. We may experience delays in the deployment of available aircraft with customers under lease, ACMI or charter arrangements and our revenues may be adversely affected.
Our operating results could be negatively impacted by the outbreak of contagious diseases.
The recent outbreak of a novel strain of the coronavirus (COVID-19) has resulted in the limitation of flights in and out of China, quarantines and supply chain disruptions. In the near term, the coronavirus and the governmental responses thereto are anticipated to result in reduced activity on international lanes linked to China as well as reduced freight activity in the U.S. arising from a fall-off in imported container goods. The coronavirus outbreak may also result in a reduction in the passenger flight operations that we perform on behalf of customers.
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
During 2017, the NMB ruled that ABX and ATI do not constitute a single transportation system for the purposes of collective bargaining. The NMB could reconsider whether the airlines constitute a single transportation system and require that the ABX and ATI crewmembers, or that the ABX, ATI and OAI crewmembers, be represented by the same union. A single transportation system determination by the NMB could give rise to complex contractual issues, including integrating the airlines' seniority lists, and materially impact the dynamics with respect to future CBA negotiations. While it is unlikely that the NMB would reconsider or find that ABX and ATI, or that ABX, ATI and OAI, constitute a single transportation system, the case-by-case analysis used by the NMB makes such predictions uncertain.
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
Under the terms of airline operating and aircraft lease agreements with customers, customers may be able to terminate the operating agreements or aircraft lease agreements, subject to early termination provisions.
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

DHL may terminate the CMI agreement in its entirety after providing 180 days of advance notice and paying a significant termination fee which amortizes down during the term of the agreement.
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
The anticipated strategic and financial benefits of our relationship with ASI and Amazon may not be realized.
We have entered into agreements with ASI and Amazon with the expectation that the transactions will result in various benefits including, among others, growth in revenues, improved cash flows and operating efficiencies. Achieving the anticipated benefits from the agreements is subject to a number of challenges and uncertainties, such as unforeseen costs and less flying than expected. If we are unable to achieve our objectives, the expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations.
The Company's future earnings and earnings per share, as reported under generally accepted accounting principles, will be impacted by the Amazon stock warrants.
The Amazon warrants are subject to fair value measurements during periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants are expected to adversely impact the Company's reported earnings measures from time to time. See Note D in the accompanying consolidated financial statements for further information about warrants.
If Amazon exercises its right to acquire shares of our common stock pursuant to the warrants, it will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.
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
In connection with the pricing of our 1.125% senior convertible notes due 2024 (the "Convertible Notes") and the exercise by the initial purchasers of their option to purchase additional Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes. We also entered into separate, privately-negotiated warrant transactions with the hedge counterparties relating to the same number of shares of our common stock that initially underlie the Convertible Notes, subject to customary anti-dilution adjustments.
The hedge counterparties and/or their affiliates may modify their hedge positions with respect to the Convertible Note hedge transactions and the warrant transactions from time to time. They may do so by purchasing and/or selling shares of our common stock and/or other securities of ours, including the Convertible Notes in privately-negotiated transactions and/or open-market transactions or by entering into and/or unwinding various over-the-counter derivative transactions with respect to our common stock. The hedge counterparties are likely to modify their hedge positions during any observation period for the Convertible Notes.
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
Conversion of the Convertible Notes or exercise of the warrants may dilute the ownership interest of stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Convertible Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.
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
Our businesses depend heavily on information technology and computerized systems to communicate and operate effectively. The Company's systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, ransomware attacks, malware attacks, cyberattacks, natural disasters, power failures, telecommunication outages, or other causes. Hackers, foreign governments, cyber-terrorists and cyber-criminals, acting individually or in coordinated groups, may launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other interruptions in our business. In addition, the foregoing breaches in security could expose us and our customers, or the individuals affected, to a risk of loss, disclosure or misuse of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Certain disruptions could prevent our airlines from flying as scheduled, possibly for an extended period of time, which could have a negative impact on our financial results and operating reliability. We continually monitor the risks of disruption, take preventative measures, develop backup plans and maintain redundancy capabilities. The measures we use may not prevent the causes of disruptions we could experience or help us recover failed systems quickly.
The costs of maintaining safeguards, recovery capabilities and preventive measures may continue to rise. Further, the costs of recovering or replacing a failed system could be very expensive.
We also depend on and interact with the information technology networks and systems of third parties for some aspects of our business operations, including our customers and service providers, such as cloud service providers. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. Like us, these third parties are subject to risks imposed by data breaches and IT systems disruptions like those described above, and other events or actions that could damage, disrupt or close down their networks or systems. Security processes, protocols and standards that we have implemented and contractual provisions requiring security measures that we may have sought to impose on such third parties may not be sufficient or effective at preventing such events. These events could result in unauthorized access to, or disruptions or denials of access to, misuse or disclosure of, information or systems that are important to our business, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information.
Any of these events that impact our information technology networks or systems, or those of customers, service providers or other third parties, could result in disruptions in our operations, the loss of existing or potential customers, damage to our brand and reputation, regulatory scrutiny, and litigation and potential liability for us. Among other consequences, our customers’ confidence in our ability to protect data and systems and to provide services consistent with their expectations could be impacted, further disrupting our operations. Similarly, an actual or alleged failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties.
In addition, the provision of services to our customers and the operation of our networks and systems involve the storage and transmission of significant amounts of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union's General Data Protection Regulation ("GDPR"), which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. Other countries and states have enacted or are enacting privacy and data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
The costs of our aircraft maintenance facilities could negatively impact our financial results.
We lease and operate a 310,000 square foot, three-hangar aircraft maintenance facility and a 100,000 square foot component repair shop in Wilmington, Ohio. Additionally, we lease and operate a 311,500 square foot, two-hangar aircraft maintenance complex in Tampa, Florida. Accordingly, a large portion of the operating costs for our aircraft maintenance and conversion business are fixed. As a result, we need to retain existing aircraft maintenance business levels to maintain a profitable operation. The actual level of revenues may not be sufficient to cover our operating costs. Additionally, revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
Our Senior Credit Agreement and our Senior Notes include covenants that could limit our operating and financial flexibility.
The Senior Credit Agreement contains covenants including, among other requirements, limitations on certain additional indebtedness and guarantees of indebtedness.  The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft.  Under the terms of the Senior Credit Agreement, the Company is required to maintain aircraft collateral coverage equal to 115% of the outstanding balance of the term loan and the total funded revolving credit facility.  Our Senior Notes and related Indenture also include a number of restrictions and covenants including limitations on our ability to incur additional indebtedness, grant liens, make investments, repurchase or redeem capital stock, pay dividends, enter into transactions with affiliates, merge with other entities or transfer or sell assets.  The covenants under the Senior Notes, which are generally no more restrictive than those set forth in the Senior Credit Agreement, are subject to exceptions and qualifications as described in the Indenture. Complying with these covenants in the Senior Credit Agreement and the Senior Notes may impair our ability to finance our operations or capital needs or to take advantage of other business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would represent an event of default. An event of default under the Senior Credit Agreement or the Senior Notes could result in all indebtedness thereunder being declared due and payable immediately.

Operating results may be affected by fluctuations in interest rates.
We enter into interest rate derivative instruments from time to time in conjunction with its debt levels. The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates for at least 50% of the outstanding balance of the unsubordinated term loans. We typically do not designate the derivative instruments as hedges for accounting purposes. Future fluctuations in LIBOR interest rates will result in the recording of gains and losses on interest rate derivatives that the Company holds.
Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loans and the revolving credit facility bear variable interest rates of 3.675% and 3.649%, respectively. Additional debt or lower EBITDA may result in higher interest rates on the variable rate portion of the Company's debt.
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
We enter into joint venture and other business ownership agreements with the expectation that such investments will result in various benefits including revenue growth through geographic diversification and product diversification, improved cash flows and better operating efficiencies. Achieving the anticipated benefits from such agreements is subject to a number of challenges and uncertainties. The expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations. We may make additional capital contributions to these businesses.
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
The U.S. Congress and certain states have also considered legislation regulating GHG emissions. In addition, even in the absence of such legislation, the EPA could regulate GHG emissions, especially aircraft engine emissions. In July 2016, the EPA issued a finding that aircraft engine emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health. This finding is a regulatory prerequisite to the EPA’s adoption of a new certificate standard for aircraft emissions. However, the U.S. recently withdrew from the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and the effect of that withdrawal on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulations is uncertain. Nevertheless, the extent to which other countries implement the agreement could have an adverse impact on us.
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
Severe weather or other natural or man-made disasters and epidemics could adversely affect our business.
Severe weather conditions and other natural or man-made disasters, including storms, floods, fires or earthquakes, epidemics or pandemics (including those caused by the emergence of the novel coronavirus (COVID-19)), conflicts or unrest, or terrorist attacks, may result in decreased revenues, as our customers reduce their transportation needs, or increased costs to operate our business, which could have a material adverse effect on our results of operations for a quarter or year. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease portions of the air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in June 2026 and June 2036 with options to extend. The leases include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. We also have the non-exclusive right to use the Wilmington airport, which includes one active runway, taxiways and ramp space. We also lease and operate a 311,500 square foot, two hangar aircraft maintenance complex at the Tampa International Airport in Florida. We lease approximately 82,500 square feet of office and warehouse space at the Tulsa International Airport in Oklahoma. In addition, we lease smaller maintenance stations, offices and ramp space at certain airport and regional locations typically on a short-term basis. Further, we lease warehousing space inside or near certain U.S. airports to support our customers' parcel handling requirements.
As of December 31, 2019, our in-service aircraft fleet consisted of 94 owned aircraft and four aircraft leased from external companies. The majority of the aircraft were formerly passenger aircraft that have been modified for cargo operations. These cargo aircraft are generally described as being mid-size or having medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 47,900 to 129,000 pounds. These cargo aircraft are well suited for intra-continental flights and medium range inter-continental flights.
The table below shows the combined fleet of aircraft in service condition.

	In-service Aircraft as of December 31, 2019
Aircraft Type	Total	Owned	Operating Lease	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	33	33	—	1982 - 1987	85,000 - 100,000	1,700 - 5,300
767-200 Passenger	3	2	1	2001	63,000 - 73,000	6,500 - 7,600
767-300 SF (1)	42	40	2	1988 - 1999	121,000 - 129,000	3,200 - 7,100
767-300 Passenger	8	7	1	1993 - 2002	85,000 - 99,700	6,300 - 7,200
777-200 Passenger	3	3	—	2004 - 2007	119,500 - 123,900	8,700 - 9,500
757-200 PCF (1)	4	4	—	1984 - 1991	68,000	2,100 - 4,800
757-200 Combi (2)	4	4	—	1989 - 1992	58,000	2,600 - 4,300
737-400 SF (1)	1	1	—	1991	47,900	2,200 - 2,800
Total in-service	98	94	4
____________________

(1)	These aircraft are configured for standard cargo containers loaded through large standard main deck cargo doors.

(2)	These aircraft are configured as “combi” aircraft capable of simultaneously carrying passengers and cargo containers on the main flight deck.
In addition, as of December 31, 2019, CAM had one Boeing 767-200 passenger aircraft that is not reflected in the table above. CAM also owns eight Boeing 767-300 aircraft which were undergoing or preparing to undergo modification to a standard freighter configuration and are expected to be completed in 2020. Additionally, CAM has two Boeing 767-200 cargo aircraft being prepped for future leasing.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. The closing price of ATSG’s common stock was $17.55 on March 2, 2020.
Holders
On March 2, 2020, there were approximately 1,360 stockholders of record of ATSG’s common stock.
Dividends
We currently do not pay a dividend. Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors including, but not limited to, certain restrictions that we have on our ability to pay dividends. We are restricted from paying dividends on our common stock in excess of $100.0 million during any calendar year under the provisions of the Senior Credit Agreement. Additionally, the Senior Notes and related Indenture generally restrict our ability to pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, subject to certain exceptions therein including, upon the satisfaction of certain conditions, the making of permitted dividends up to $100.0 million during any calendar year and other additional permitted dividends, investments and other restricted payments not to exceed the amounts set forth therein.
Securities authorized for issuance under equity compensation plans
For the response to this Item, see Item 12
Purchases of equity securities by the issuer and affiliated purchasers
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the fourth quarter of 2019. As of December 31, 2019, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.

Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in ATSG’s common stock with the cumulative total return of a $100 investment in the NASDAQ Composite Index and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2014 and ending on December 31, 2019.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Air Transport Services Group, Inc.	100.00	117.76	186.45	270.33	266.47	274.07
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Transportation Index	100.00	86.61	104.22	128.89	117.83	137.84

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

	As of and for the Years Ended December 31
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
OPERATING RESULTS:
Revenues from continuing operations (1)	$1,452,183	$892,345	$1,068,200	$768,870	$619,264
Operating expenses (3)	1,275,186	781,327	968,800	698,307	547,514
Net interest expense and other non operating charges	93,123	30,836	26,147	18,002	10,107
Financial instrument (gain) loss (2)	12,302	(7,296)	79,789	18,107	(920)
Earnings (loss) from continuing operations before income taxes	71,572	87,478	(6,536)	34,454	62,563
Income tax gain (expense) (4)	(11,589)	(19,595)	28,276	(13,394)	(23,408)
Earnings (loss) from continuing operations	59,983	67,883	21,740	21,060	39,155
Earnings (loss) from discontinued operations, net of taxes (3)	1,219	1,402	(3,245)	2,428	2,067
Consolidated net earnings (loss)	$61,202	$69,285	$18,495	$23,488	$41,222
EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$1.02	$1.16	$0.37	$0.34	$0.61
Diluted	$0.78	$0.89	$0.36	$0.33	$0.60
FINANCIAL DATA:
Cash and cash equivalents	$46,201	$59,322	$32,699	$16,358	$17,697
Property and equipment, net	1,766,020	1,555,005	1,159,962	1,000,992	875,401
Goodwill and intangible assets (5)	527,654	535,359	44,577	45,586	38,729
Total assets	2,820,178	2,470,585	1,548,844	1,259,330	1,041,721
Post-retirement liabilities (3)	40,971	68,907	63,266	79,528	110,166
Long term debt and current maturities, other than leases	1,484,384	1,401,252	515,758	458,721	318,200
Deferred income tax liability (4)	127,476	113,243	99,444	122,532	96,858
Stockholders’ equity	460,342	436,438	395,279	311,902	364,157
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

(2)
During 2019, 2018, 2017 and 2016, the re-measurement of financial instrument fair values, primarily for warrants granted to a customer, resulted in losses of $12.3 million, gains of $7.3 million, losses of $79.8 million and losses of $18.1 million, respectively, before income taxes. (See Note D to the accompanying consolidated financial statements.)

(3)
Effective December 31, 2016, ABX modified its unfunded, non-pilot retiree medical plan to terminate benefits to all participants. As a result, ABX settled $0.6 million of retiree medical obligations and recorded a pre-tax gain of $2.0 million to continued operations. On August 30, 2017, ABX transferred investment assets from the pension plan trust to purchase a group annuity contract. As a result, ABX recorded pre-tax settlement charges of $5.3 million to continued operations and $7.6 million to discontinued operations. As a result of fluctuating interest rates and investment returns, the funded status of the Company's defined benefit pension and retiree medical plans vary from year to year. (See Note J to the accompanying consolidated financial statements.)

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. It should be read in conjunction with the accompanying consolidated financial statements and related notes included in Item 8 of this report as well as business development described in Item 1 and risk factors in Item 1A of this report.

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
We have two reportable segments: CAM, which leases Boeing 777, 767, 757 and 737 aircraft and aircraft engines, and ACMI Services, which includes the cargo and passenger transportation operations of the three airlines. Our other business operations, which primarily provide support services to the transportation industry, include providing aircraft maintenance and modification services to customers, load transfer and sorting services as well as related equipment maintenance services. These operations do not constitute reportable segments. On November 9, 2018, the Company acquired OAI, a passenger airline, along with related entities (referred to collectively as Omni). Revenues and operating expenses include the activities of Omni for periods since their acquisition by the Company on November 9, 2018.
At December 31, 2019, we owned 94 Boeing aircraft that were in revenue service. At December 31, 2019, CAM also owned eight Boeing 767-300 aircraft either already undergoing or awaiting induction into the freighter conversion process, and two Boeing 767-200 aircraft being staged for redeployment. In addition to these aircraft, we leased two passenger aircraft and two freighter aircraft provided by a customer. Our largest customers are DHL ; ASI, which is a subsidiary of Amazon; and the U.S. Department of Defense.
DHL accounted for 14%, 26% and 30% of the Company's consolidated revenues, excluding directly reimbursed revenues, during the years ended December 31, 2019, 2018 and 2017, respectively. Under a CMI agreement with DHL, ABX operates and maintains aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the CMI agreement, ABX is responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to DHL that it operates. As of December 31, 2019, the Company, through CAM, leased 14 Boeing 767 aircraft to DHL comprised of seven Boeing 767-200 aircraft and seven Boeing 767-300 aircraft expiring between 2022 and 2024. Eight of the 14 Boeing 767 aircraft were being operated by the Company's airlines for DHL. We also operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL.
Revenues from our commercial arrangements with ASI comprised approximately 23%, 27% and 27% of our consolidated revenues, excluding directly reimbursed revenues, during the years ended December 31, 2019, 2018 and 2017, respectively. On March 8, 2016, we entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM leased 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA also provides for the operation of those aircraft by our airline subsidiaries for a term of five years, and the performance of ground handling services by our subsidiary, LGSTX. In December 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option on the part of ASI to extend the lease term for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option on the part of ASI to extend the lease term for three more years and 4) extend the ATSA by five years through March 2026, with an option on the part of ASI to extend the term for an additional three years. During January 2019, amendments to extend the terms of the aircraft leases were executed. As of December 31, 2019, we had executed leases with ASI for six of the ten Boeing 767-300 aircraft. We plan to deliver the remainder in 2020.

All ten of these aircraft leases will be for ten years. Under the ATSA, we operate the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which grant Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. In conjunction with the commitment for the ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and additional aircraft operations under the ATSA, Amazon was issued additional warrants for 14.8 million common shares which, if exercised, could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above under the 2016 agreements. These new warrants will vest as existing leases are extended and additional aircraft leases are executed and added to the ATSA operations. Additionally, Amazon can earn incremental warrant rights, increasing its potential ownership from 33.2% up to approximately 39.9% of the Company, by leasing up to seventeen more cargo aircraft from the Company before January 2026.
Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for financial instruments. The fair value of the warrants issued or issuable to Amazon are recorded as a lease incentive asset and are amortized against revenues over the duration of the aircraft leases. The warrants are accounted for as financial instruments, and accordingly, the fair value of the outstanding warrants are measured and classified in liabilities at the end of each reporting period. The Company's earnings are impacted by the fair value re-measurement of the Amazon warrants at the end of each reporting period, customer incentive amortization and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described below for financial reporting. For additional information about the warrants, see Note D to the accompanying consolidated financial statements.
The DoD comprised 34%, 15% and 10% of the Company's consolidated revenues excluding directly reimbursed revenues during the years ended December 31, 2019, 2018 and 2017, respectively. The Company's airlines provide passenger and cargo airlift services to the U.S. DoD. Due to the acquisition of OAI, the DoD comprises a larger portion of our 2019 consolidated revenues compared to previous years.

RESULTS OF OPERATIONS
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of December 31, 2019, 2018 and 2017. Our CAM-owned operating aircraft fleet has increased by 24 aircraft since the end of 2017, driven by customer demand for the Boeing 767-300 converted freighter as well as the purchase of 11 passenger aircraft operated by OAI. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At December 31, 2019, the Company owned eight Boeing 767-300 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during 2019 is summarized below:
- CAM completed the modification of four Boeing 767-300 freighter aircraft purchased in the previous year and three Boeing 767-300 freighter aircraft purchased in 2019. After leasing one aircraft to ATI for a short period, CAM began to lease that aircraft to an external customer under a multi-year lease. CAM leased four other aircraft to an external customer under multi-year leases. ATI operates all five of these aircraft for the customer. CAM leased the last two aircraft to another external customer under multi-year leases.
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

- ATI began to operate two Boeing 767-300 freighter aircraft provided by our customer, ASI.
- CAM purchased ten Boeing 767-300 passenger aircraft and one Boeing 767-300 freighter aircraft for the purpose of converting nine of the passenger aircraft into a standard freighter configuration. CAM leased one of these aircraft to Omni as a passenger aircraft.

	2019			2018			2017
	ACMI Services	CAM	Total	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	7	26	33	5	29	34	7	29	36
Boeing 767-200 Passenger	2	—	2	2	—	2	—	—	—
Boeing 767-300 Freighter	5	35	40	5	28	33	4	21	25
Boeing 767-300 Passenger	7	—	7	6	—	6	—	—	—
Boeing 777-200 Passenger	3	—	3	3	—	3	—	—	—
Boeing 757-200 Freighter	4	—	4	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4	4	—	4
Boeing 737-400 Freighter	—	1	1	—	2	2	—	1	1
Total	32	62	94	29	59	88	19	51	70
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1	—	—	—
Boeing 767-300 Passenger	1	—	1	1	—	1	—	—	—
Boeing 767-300 Freighter	2	—	2	—	—	—	—	—	—
Total	4	—	4	2	—	2	—	—	—
Other aircraft
Owned Boeing 767-300 under modification	—	8	8	—	5	5	—	6	6
Owned Boeing 737-400 under modification	—	—	—	—	—	—	—	1	1
Owned Boeing 767 available or staging for lease	—	2	2	—	1	1	—	—	—
As of December 31, 2019, ABX, ATI and OAI were leasing 32 in-service aircraft internally from CAM for use in ACMI Services. As of December 31, 2019, one of CAM's 26 Boeing 767-200 freighter aircraft shown in the fleet table above and seven of the 35 Boeing 767-300 freighter aircraft were leased to DHL and operated by ABX. Additionally, 12 of CAM's 26 Boeing 767-200 freighter aircraft and 14 of CAM's 35 Boeing 767-300 freighter aircraft were leased to ASI and operated by ABX or ATI. CAM leased the other 13 Boeing 767-200 freighter aircraft and 14 Boeing 767-300 aircraft to external customers, including six Boeing 767-200 aircraft to DHL that are being operated by a DHL-affiliated airline. The carrying values of the total in-service fleet as of December 31, 2019, 2018 and 2017 were $1,387.6 million, $1,334.9 million and $955.2 million, respectively. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM that is not in service condition or the process of freighter modification.

Revenue and Earnings Summary
External customer revenues from continuing operations increased by $559.8 million, or 63%, to $1,452.2 million during 2019 compared to 2018. Revenues in 2019 primarily grew due to passenger transportation services provided to the DoD as a result of our acquisition of OAI in November 2018. Revenues also increased due to additional aircraft leases from CAM's leasing operations, expanded CMI, aviation fuel sales and logistics services for ASI. External customer revenues from continuing operations for 2018, including the historical revenues of OAI, would have been $1,320.2 million. Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("Topic 606”). As a result of adopting Topic 606 beginning January 1, 2018, the Company reported certain revenues net of related expenses that are directly reimbursed by customers. Corresponding 2017 revenues include such expense reimbursements. Revenues for 2017, excluding reimbursable costs, were $778.3 million. Customer revenues, excluding revenues directly reimbursed in 2017, increased by $113.6 million, or 15%, during 2018 compared to 2017, driven by additional aircraft leases, additional airlines services for ASI and the inclusion of passenger transportation services for the DoD beginning with the our acquisition of OAI in November 2018.
The consolidated net earnings from continuing operations were $60.0 million for 2019 compared to $67.9 million for 2018 and $21.7 million for 2017. The pre-tax earnings from continuing operations were $71.6 million for 2019 compared to $87.5 million for 2018 and pre-tax losses of $6.5 million for 2017. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the years presented. Consolidated net earnings for 2017 were impacted by $59.9 million of tax benefits for the re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21% enacted by the Tax Cuts and Jobs Act legislation ("Tax Act") in December 2017. Consolidated net earnings for 2019 and 2018 benefited from the lower corporate tax rate, reduced from 35% in 2017. On a pre-tax basis, earnings included net losses of $12.3 million, net gains of $7.3 million and net losses of $79.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon. Pre-tax earnings were also reduced by $17.2 million, $16.9 million and $14.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, for the amortization of customer incentives given to ASI in the form of warrants. Additionally, pre-tax earnings from continuing operations included expenses of $9.4 million, gains of $8.2 million and expenses of $6.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, for settlement charges, curtailments and other non-service components of retiree benefit plans. Pre-tax earnings included losses of $17.4 million, $10.5 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, for the Company's share of development costs for a joint venture and the partial sale of an airline investment. Pre-tax earnings for 2019 and 2018 also included expense of $0.4 million and $5.3 million, respectively, for acquisition fees incurred during the Company's acquisition of Omni. After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $128.3 million for 2019 compared to $104.6 million for 2018 and $96.5 million for 2017.
Adjusted pre-tax earnings from continuing operations for 2019 improved by 22.6% compared to 2018, driven primarily by additional revenues and the improved financial results of our airline operations, including Omni. We experienced additional revenues and earnings due to the acquisition of Omni in November 2018. Adjusted pre-tax earnings from continuing operations also improved due to additional aircraft leases and the expansion of gateway ground operations for ASI. Growth in revenue was partially offset by the costs necessary to support expanded flight operations, higher costs for flight crews, higher depreciation expense and employee expenses, particularly in support of logistical services. Pre-tax earnings for 2019 and 2018 included additional interest expense of $37.8 million and $11.8 million due to the acquisition of Omni and the expansion of the fleet. Pre-tax earnings for 2018 included contributions from the Company's former USPS contracts for parcel sorting, which expired in September 2018.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2019	2018	2017
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$301,984	$245,860	$223,199
Lease incentive amortization	(16,708)	(16,904)	(13,986)
Total CAM	285,276	228,956	209,213
ACMI Services	1,078,288	548,839	459,272
Other Activities	314,014	286,579	299,257
Total Revenues	1,677,578	1,064,374	967,742
Eliminate internal revenues	(225,395)	(172,029)	(188,962)
Customer Revenues - non reimbursed	$1,452,183	$892,345	$778,780
Revenues for reimbursed expenses	—	—	289,420
Customer Revenues	$1,452,183	$892,345	$1,068,200

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$68,643	$65,576	$61,510
ACMI Services	32,055	11,448	7,747
Other Activities	13,422	11,170	13,748
Net unallocated interest expense	(3,024)	(460)	(512)
Net financial instrument re-measurement (loss) gain	(12,302)	7,296	(79,789)
Transaction fees	(373)	(5,264)	—
Other non-service components of retiree benefits costs, net	(9,404)	8,180	(6,105)
Loss from non-consolidated affiliate	(17,445)	(10,468)	(3,135)
Pre-Tax Earnings (Loss) from Continuing Operations	71,572	87,478	(6,536)
Add other non-service components of retiree benefit costs, net	9,404	(8,180)	6,105
Add charges for non-consolidated affiliates	17,445	10,468	3,135
Add lease incentive amortization	17,178	16,904	13,986
Add transaction fees	373	5,264	—
Add net loss (gain) on financial instruments	12,302	(7,296)	79,789
Adjusted Pre-Tax Earnings from Continuing Operations	$128,274	$104,638	$96,479
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding settlement charges and other non-service components of retiree benefit costs, gains and losses for the fair value re-measurement of financial instruments, customer incentive amortization, the transaction fees related to the acquisition of Omni, the start-up costs of a non-consolidated joint venture and the partial sale of an airline investment. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
We adopted Topic 606 using a modified retrospective approach under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years. We determined that under Topic 606, the Company is an agent for aircraft fuel and certain other costs reimbursed under its ACMI and CMI contracts and for certain ground services that it arranges for ASI. Under the new standard, such reimbursed amounts are reported net of the corresponding expenses beginning in 2018. Revenues during 2017 included $289.4 million for reimbursable revenues under its ACMI and CMI contracts and for directly reimbursed ground services which, under the new standard, have been reported net of the related expenses in 2019 and 2018.

2019 and 2018
CAM
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to eight years.
As of December 31, 2019 and 2018, CAM had 62 and 59 aircraft under lease to external customers, respectively. CAM's revenues grew by $56.3 million during 2019 compared to 2018, primarily as a result of additional aircraft leases. Revenues from external customers totaled $168.1 million and $156.5 million for 2019 and 2018, respectively. CAM's revenues from the Company's airlines totaled $117.2 million during 2019, compared to $72.4 million for 2018, reflecting lease revenues for the addition of the eleven passenger aircraft acquired with Omni in November 2018. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $56.1 million in 2019 compared to 2018, primarily as a result of the addition of the eleven passenger aircraft acquired with Omni in November 2018 and new aircraft leases in 2019. Since the beginning of 2019, CAM has added eight Boeing 767-300 aircraft to its lease portfolio. CAM also added two Boeing 767-200 passenger aircraft, six Boeing 767-300 passenger aircraft and three Boeing 777-200 passenger aircraft to its lease portfolio after the Company's acquisition of Omni in November 2018.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $68.6 million and $65.6 million during 2019 and 2018, respectively. Increased pre-tax earnings reflect the eleven passenger aircraft leased to Omni as well as the eight aircraft placed into service in 2019, offset by a $16.5 million increase in internally allocated interest expense due to higher debt levels and $31.6 million more depreciation expense driven by the addition of eight Boeing aircraft in 2019 compared to 2018.
During 2019, CAM purchased ten Boeing 767-300 passenger aircraft for freighter conversion and one Boeing 767-300 freighter aircraft. Three of the passenger aircraft were converted to freighters and leased to external customers during 2019 and one of the passenger aircraft was leased internally as a passenger aircraft. As of December 31, 2019, CAM has eight Boeing 767-300 aircraft being modified from passenger to freighter configuration.
In addition to the eight Boeing 767-300 aircraft which were in the modification process at December 31, 2019, CAM has agreements to purchase 15 more Boeing 767-300 aircraft and expects to complete their modifications through 2021. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. During 2020, four leases for Boeing 767-200 aircraft are timed to expire. CAM's future operating results will also depend on the timing and lease rates under which these aircraft are ultimately leased or redeployed. CAM's future operating results will also be impacted by the amortization of additional warrants committed to Amazon in conjunction with agreements for additional long-term aircraft leases.
ACMI Services
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance, insurance and aviation fuel. Our customers are typically responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the DoD, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of December 31, 2019, ACMI Services included 71 in-service aircraft as follows:

•	Twelve passenger aircraft and 20 freighter aircraft leased internally from CAM

•	Eight CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the DHL CMI agreement

•	Twenty-six CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA

•	Two freighter aircraft from an external lessor under lease to ASI and operated by ATI under the ATSA

•	Another CAM-owned freighter leased to a customer and operated by ATI

•	Two passenger aircraft leased from an external lessor
As of December 31, 2019, ACMI Services revenues included the operation of seven more CAM-owned aircraft compared to December 31, 2018. Total revenues from ACMI Services increased $529.4 million during 2019 compared with 2018 to $1,078.3 million. Improved revenues were driven by the acquisition of OAI and a 40% increase in billable block hours. Increased revenues for 2019 included additional aircraft operations for ASI and the DoD. On a combined basis, ACMI Services revenues for the year ended December 31, 2018 would have been $980.6 million with the inclusion of OAI.
ACMI Services had pre-tax earnings of $32.1 million during 2019, compared to $11.4 million for 2018 inclusive of internally allocated interest expense. Improved pre-tax results in 2019 compared to 2018 were bolstered by expanded revenues from the acquisition of OAI and the timing of scheduled airframe maintenance events. Scheduled airframe maintenance expense decreased $2.9 million during 2019 compared to 2018. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Internally allocated interest expense increased to $25.0 million for 2019 compared to $6.3 million for 2018 as a result of acquiring OAI. ACMI Services results were negatively impacted by unscheduled engines repairs and the training costs of new flight crew members to keep pace with customers expanding flight schedules. In March 2018, ATI began to implement an amendment to the collective bargaining agreement with its crewmembers. The amendment resulted in increased wages for the ATI crewmembers beginning in the second quarter of 2018.
The future growth of the ACMI Services segment may be impacted by additional aircraft operations for Amazon. During 2019, we began to operate six CAM-owned Boeing 767-300 aircraft under the ATSA and we expect Amazon to lease at least four additional Boeing 767-300 aircraft from CAM with placements in 2020. We expect Amazon to contract the operation of those aircraft through our existing ATSA. Future operating results would also be impacted by the vesting of additional warrants for Amazon, as Amazon leases additional aircraft from CAM and our airlines begin to operate the aircraft under the ATSA.
Maintaining profitability in ACMI Services will depend on a number of factors, including customer flight schedules, crewmember productivity and pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. DHL has informed us that it intends to discontinue the ACMI agreements for the Boeing 757 freighter aircraft in 2020. While we are evaluating alternatives for these aircraft, interruptions to revenue are expected to occur. ABX is negotiating with its flight crewmembers' collective bargaining unit. These negotiations could result in changes that may affect ABX's productivity, its crewmembers compensation levels and the marketability of its services.
Other Activities
We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. Through AMES and Pemco, we sell aircraft parts and provide maintenance and modification services. We arrange and perform logistical services and package sorting services for certain ASI gateway locations in the U.S. We also provide maintenance for ground equipment, facilities and material handling equipment and we also resell aviation fuel in Wilmington, Ohio. Additionally, our airlines also provide flight training services.
We provided mail and package sorting and logistical support to the USPS at five USPS facilities through September 30, 2018. During the second quarter of 2019, ASI began to in-source some of the gateway locations for which we arrange contracted logistical support.
External customer revenues from all other activities increased $18.9 million in 2019 compared to 2018. Declines in USPS revenue during 2019 were offset by additional facility maintenance services, ground support services and fuel sales provided to ASI. The pre-tax earnings from other activities increased by $2.3 million to $13.4 million in 2019, primarily due to additional ground services and fuel sales to ASI.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $133.0 million during 2019 compared to 2018 driven by higher headcount for flight operations, maintenance services and package sorting services. The increase in expense for 2019 included $100.4 million for Omni, acquired in November 2018. The increase during 2019 also included higher flight crew wages in conjunction with an amendment to the collective bargaining agreement with the ATI crewmembers, and additional aircraft maintenance technician time to support increased block hours. Increases in salaries, wages and benefits expense were partially offset by personnel reductions due to the expiration of the USPS contracts.
Depreciation and amortization expense increased $78.6 million during 2019 compared to 2018. The increase in depreciation expense included $56.5 million for Omni assets acquired in November 2018. The increase also reflects incremental depreciation for 12 Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since mid-2018, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $23.5 million during 2019 compared to 2018. The increase in expense for 2019 included $15.6 million for Omni, acquired in November 2018. Increased maintenance expense for 2019 included unscheduled engine repairs and additional costs to support increased block hours that were flown for cargo customers. Aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $115.7 million during 2019 compared to 2018. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. The increase for 2019 included $95.8 million for Omni and $14.8 million for increased fuel sales. The remainder of the increase was due to increased fuel for more cargo block hours flown for the DoD in 2019.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $47.4 million during 2019 compared to 2018. This increase included $45.7 million for Omni.
Travel expense increased by $56.6 million during 2019 compared to 2018. The increase for 2019 included $50.5 million for Omni.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $5.2 million during 2019 compared to 2018. The increase included $5.7 million for Omni.
Rent expense increased by $2.1 million during 2019 compared to 2018. This increase included $5.1 million for Omni. This increase was partially offset by decreases in building rent after the expiration of the contracts for the five USPS facilities.
Insurance expense increased by $1.2 million during 2019 compared to 2018. Aircraft fleet insurance has increased due to additional aircraft operations during 2019 compared to 2018.
Other operating expenses increased by $35.4 million during 2019 compared to 2018. Other operating expenses include professional fees, employee training, utilities, commission expense to our CRAF team for DoD revenues and other expenses. The increase for 2019 included $27.4 million for Omni which was acquired in November 2018 and over $6.5 million related to employee training for additional flight crews necessary to support revenue growth.

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

	Year Ended December 31, 2018
	Actual ATSG	Actual Omni	Pro Forma Adjustments	Pro Forma Results
Operating Expenses
Salaries, wages and benefits	$300,514	$85,316	$(2,880)	$382,950
Depreciation and amortization	178,895	54,118	9,960	242,973
Maintenance, materials and repairs	146,692	14,525	(467)	160,750
Fuel	39,293	89,653	—	128,946
Contracted ground and aviation services	16,640	44,898	—	61,538
Travel	34,443	39,101	—	73,544
Landing and ramp	5,968	6,171	—	12,139
Rent	13,899	6,471	—	20,370
Insurance	6,112	1,724	—	7,836
Transaction fees	5,264	—	(5,264)	—
Other operating expenses	33,607	21,012	—	54,619
Total Operating Expenses	$781,327	$362,989	$1,349	$1,145,665
The following adjustments were made to the historical financial records to create the unaudited pro forma information in the table above:

•	Adjustments to eliminate transactions between the Company and Omni during the year ended December 31, 2018.

•
Adjustment to reflect estimated additional depreciation and amortization expense of $10.0 million for the year ended December 31, 2018, resulting from the fair value adjustments to Omni’s intangible and tangible assets. Pro forma combined depreciation expense for the periods presented reflect the increased fair values of the aircraft acquired and longer useful lives of the aircraft, indicative of the Company's polices and intent to modify certain aircraft to freighters as an aircraft is removed from passenger service.

Non Operating Income, Adjustments and Expenses
Interest expense increased by $37.8 million during 2019 compared to 2018. Interest expense increased due to a higher average debt level, including additional financing under the Senior Credit Agreement of $675.0 million to finance the acquisition of Omni and higher interest rates on the Company's outstanding loans. We expect interest expense to increase for 2020 reflecting a higher average borrowing level.
The Company recorded unrealized pre-tax losses on financial instruments re-measurements of $12.3 million during the year ended December 31, 2019, compared to unrealized pre-tax net gains of $7.3 million for 2018. The gains and losses include the results of re-valuing, as of December 31, 2019 and 2018, the fair value of the stock warrants granted to Amazon. Generally, the warrant value increases or decreases with corresponding increases or decreases in the ATSG stock price during the measurement period. Additionally, the value of certain warrants depend partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the traded value of ATSG shares and increases in the probability of vested warrants each result in an increase to the warrant value and resulted in warrant losses recorded to financial instruments for 2019. Warrant losses for 2019 were a result of a 3% increase in the traded value of ATSG shares and an increase in the probabilities of additional aircraft leases. The decrease in the fair value of the warrant obligation between December 31, 2017 and December 31, 2018 corresponded to a decrease in the traded price of ATSG's shares and resulted in a gain in 2018. The unrealized gains and losses resulting from quarterly re-measurements of the warrants may vary widely among quarters.
Non service components of retiree benefits were a net loss of $9.4 million for 2019 compared to a net gain of $8.2 million for 2018. The non service component gain and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can varying significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
Income tax expense from earnings from continuing operations decreased $8.0 million for 2019 compared to 2018. Income taxes included deferred income tax effects for the gains and losses from warrants re-measurements and the amortization of the customer incentive. The income tax effects of the warrant re-measurements and the amortization of the customer incentive are different than the book expenses and benefits required by generally accepted accounting principles because for tax purposes, the warrants are valued at a different time and under a different valuation method. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective rate during a period. The effective tax rate, before including the warrant revaluations and incentive amortization was 19 % for 2019 compared to 24.0% for the year ended December 31, 2018. The adjusted effective tax rate declined for 2019 compared to 2018 due to a higher percentage of our revenues and earnings occurring in states and other tax jurisdictions with lower tax rates than previously estimated for the services and leases that we provide. Income tax expense for 2019 reflects a tax benefit of $4.9 million to re-measure deferred state income taxes using lower tax rates than previously estimated.
The effective rate for 2020 will be impacted by a number of factors, including the apportionment of income among taxing jurisdictions and the re-measurement of the stock warrants at the end of each reporting period. As a result of the warrant re-measurements and related income tax treatment, the overall effective tax can vary significantly from period to period. We estimate that the Company's effective tax rate for 2020, before applying the deductibility of the stock warrant re-measurement and related incentive amortization and the benefit of the stock compensation, will be approximately 24%.
As of December 31, 2019, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $172.5 million which do not expire but which use is limited to 80% of taxable income in any given year. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2024 or later. The Company may, however, be required to pay certain federal minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights is primarily sourced to the United States under international aviation agreements and treaties. When we operate in countries without such agreements, the Company could incur additional foreign income taxes.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax gains related to the former sorting operations were $1.6 million for 2019 compared to $1.8 million for 2018. Pre-tax earnings during 2019 and 2018 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

2018 compared to 2017
Fleet Summary 2018 & 2017
As of December 31, 2018, ABX, ATI and OAI were leasing 29 in-service aircraft internally from CAM for use in ACMI Services. As of December 31, 2018, three of CAM's 29 Boeing 767-200 aircraft shown in the aircraft fleet table above and seven of the 28 Boeing 767-300 aircraft were leased to DHL and operated by ABX. Additionally, 12 of CAM's 29 Boeing 767-200 aircraft and eight of CAM's 28 Boeing 767-300 aircraft were leased to ASI and operated by ABX or ATI. CAM leased the other 14 Boeing 767-200 aircraft and 13 Boeing 767-300 aircraft to external customers, including six Boeing 767-200 aircraft to DHL that are being operated by a DHL-owned airline. The carrying values of the total in-service fleet as of December 31, 2018, 2017 and 2016 were $1,334.9 million, $955.2 million and $793.9 million, respectively. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM that is not in service condition or the process of freighter modification.
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
Aircraft fleet activity during 2017 is summarized below:
- CAM completed the modification of seven Boeing 767-300 freighter aircraft purchased in the previous year and began to lease five of those aircraft, which are being operated by ATI, under multi-year leases to ASI. CAM began to lease the sixth aircraft to ATI and the Company leased the seventh aircraft under a multi-year lease to an external customer.
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
- CAM purchased eight Boeing 767-300 passenger aircraft during 2017 for the purpose of converting the aircraft into a standard freighter configuration. Two of these aircraft completed the freighter modification process and entered into multi-year leases with external customers.
- The Company purchased two Boeing 737-400 passenger aircraft during 2017 for the purpose of converting the aircraft into a standard freighter configuration. One aircraft completed the freighter modification process and entered into a multi-year lease with an external customer.

CAM
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
During 2018, CAM purchased eight Boeing 767-300 passenger aircraft for freighter conversion, two of which were leased to external customers and one leased internally during 2018 after completing the conversion process. As of December 31, 2018, the remaining five of these Boeing 767-300 passenger aircraft were being modified from passenger to freighter configuration. The Company also leased one Boeing 737-400 aircraft which was purchased during 2017 to an external customer after completing the conversion process in 2018.
ACMI Services
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
Other Activities
External customer revenues from all other activities decreased $126.0 million to $187.0 million for 2018. External customer revenues from all other activities, excluding directly reimbursed revenues, increased 7.9 million. Revenues for 2018 reflect the change in accounting standards beginning in 2018 after the adoption of Topic 606 to recognize certain aircraft maintenance and modification services over time instead of upon completion. During 2017, revenues were recognized in large amounts upon completion and redelivery of an aircraft to the customer. Customer revenues also increased due to additional ground support services provided to ASI, offset by declines in USPS revenue during 2018. The pre-tax earnings from other activities decreased by $2.6 million to $11.2 million in 2018, reflecting a mix of more lower margin maintenance services revenues and longer completion times partially offset by additional ASI services and improved results from an airline affiliate accounted for under the equity method.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $24.4 million during 2018 compared to 2017 driven by higher headcount for flight operations, maintenance services and package sorting services. The increase in expense for 2018 included $13.4 million for Omni, acquired in November 2018. The increase during 2018 also included higher flight crew wages in conjunction with an amendment to the collective bargaining agreement with the ATI crewmembers, additional employees and additional aircraft maintenance technician time to support increased block hours and increased aircraft maintenance and modification services revenues.
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
Maintenance, materials and repairs expense increased by $5.1 million during 2018 compared to 2017. The increase in expense for 2018 included $2.8 million for Omni, acquired in November 2018. The remainder of the increase was due primarily to aircraft maintenance and modification services for external customers. During 2018, the Company had an increased level of aircraft maintenance and modification customer revenues and direct expenses compared to 2017. Aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
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

Non Operating Income, Adjustments and Expenses
Interest expense increased by $11.8 million during 2018 compared to 2017. Interest expense increased due to a higher average debt level, including additional financing under the Senior Credit Agreement of $675.0 million to finance the acquisition of Omni and higher interest rates on the Company's outstanding loans. Interest expense in 2018 and 2017 was also impacted by the convertible notes issued in September 2017. The convertible notes have a principal value of $258.8 million and bear interest at a cash coupon rate of 1.125%. At the time of issuance, the value of the conversion feature of the convertible notes was recorded as a debt discount and is being amortized along with debt issuance costs to interest expense over the seven year term of the convertible notes. The amortization of the convertible debt discount and issuance costs was $8.3 million and $2.1 million during 2018 and 2017, respectively.
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
Non service components of retiree benefits were a net gain of $8.2 million for 2018 compared to a net loss of $6.1 million for 2017. The non service component gains and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gains and losses stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components also include the effects of large pension settlement transactions. As a result of a pension settlement transaction, the Company recognized pretax settlement charges of $5.3 million to continued operations during 2017.
Income tax expense from earnings from continuing operations decreased $47.9 million for 2018 compared to 2017. Income tax benefits from earnings from continuing operations for 2017 included a benefit of $59.9 million due to the enactment of Federal legislation known as The Tax Cuts and Jobs Acts ("Tax Act") in December 2017. The re-measurement of deferred tax balances using the lower federal rates enacted by the Tax Act, resulted in a reduction in our net deferred tax liability and the recognition of a deferred tax benefit. Income taxes included deferred income tax effects for the gains and losses from warrants re-measurements and the amortization of the customer incentive. The effective tax rate, before including the warrant revaluations and incentive amortization was 24.0% for 2018 compared to 37.5% for the year ended December 31, 2017. The effective tax rate declined for 2018 primarily due to the effects of the lower statutory tax rates enacted by the Tax Act.
Discontinued Operations
Pre-tax gains related to the former sorting operations were $1.8 million for 2018 compared to pre-tax losses of $5.1 million for 2017. Pre-tax earnings during 2018 were a result of reductions in self-insurance reserves for former employee claims and pension credits. During 2017, pension expense for discontinued operations included a $7.6 million pre-tax charge for the settlement of certain retirement obligations through a third party group annuity contract.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $396.9 million, $298.0 million and $235.0 million in 2019, 2018 and 2017, respectively. Improved cash flows generated from operating activities during 2019 and 2018 were driven primarily by additional aircraft leases to customers and by increased operating levels of the ACMI Services segment. Cash outlays for pension contributions were $5.4 million, $22.2 million and $4.5 million in 2019, 2018 and 2017, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $453.5 million, $292.9 million and $296.9 million in 2019, 2018 and 2017, respectively. Capital expenditures in 2019 included $328.0 million for the acquisition of eleven Boeing 767-300 aircraft and freighter modification costs; $76.1 million for required heavy maintenance; and $49.4 million for other equipment, including purchases of aircraft engines and rotables. Capital expenditures in 2018 included $197.1 million for the acquisition of eight Boeing 767-300 aircraft and freighter modification costs; $61.7 million for required heavy maintenance; and $34.1 million for other equipment, including purchases of aircraft engines and rotables. Our capital expenditures in 2017 included $209.4 million for the acquisition of eight Boeing 767-300 aircraft, two Boeing 737-400 aircraft and freighter modification costs; $53.3 million for required heavy maintenance; and $34.2 million for other equipment, including purchases of aircraft engines and rotables.
Cash proceeds of $10.8 million, $17.6 million and $0.4 million were received in 2019, 2018 and 2017, respectively, for the sale of aircraft engines and airframes.
During 2019 and 2018, we spent $24.4 million and $866.6 million, respectively, for acquisitions and investments in other businesses. Spending in 2018 included $855.1 million for the acquisition of Omni, net of cash acquired. During 2019, 2018 and 2017, we contributed $12.3 million, $11.4 million and $8.7 million for entry and subsequent contributions into a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. In 2019, we acquired a group of companies that had been under common control referred to as TriFactor, a material handling systems integrator.
Net cash provided by financing activities was $57.0 million, $870.5 and $79.7 million in 2019, 2018 and 2017, respectively. On November 9, 2018, in conjunction with the Omni acquisition, the Company amended its Senior Credit Agreement to include a term loan of $675.0 million and drew an additional $180.0 million from the revolving credit facility. During 2019, we drew a total $100.0 million from the revolving credit facility. We made debt principal payments of $39.5 million. Our borrowing activities were necessary to purchase and modify aircraft for deployment into air cargo markets.
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
During 2018, we spent $3.6 million to buy 157,000 shares of the Company's common stock pursuant to a share repurchase plan authorized in 2014. The repurchase plan, which originally authorized the Company to purchase up to $50.0 million of common stock, was amended by the Board in May 2016 to increase such authorization to up to $100 million and amended by the Board again in February 2018 to increase such authorization to up to $150 million. We spent $11.2 million during 2017 to repurchase shares under the authorized plan.
Commitments
The table below summarizes the Company's contractual obligations and commercial commitments (in thousands) as of December 31, 2019.

	Payments Due By Year
Contractual Obligations	Total	2020	2021 and 2022	2023 and 2024	2025 and after
Debt obligations, including interest payments	$1,772,087	$65,756	$145,339	$1,551,340	$9,652
Facility leases	31,938	8,690	10,904	7,689	4,655
Aircraft and modification obligations	369,088	270,416	98,672	—	—
Aircraft and other leases	16,033	5,859	6,285	3,389	500
Total contractual cash obligations	$2,189,146	$350,721	$261,200	$1,562,418	$14,807
The long term debt bears interest at 1.125% to 3.675% per annum at December 31, 2019. For additional information about the Company's debt obligations, see Note G of the accompanying financial statements.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding, due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $11.3 million expected to be funded in 2020. For additional information about the Company's pension obligations, see Note J of the accompanying financial statements.

As of December 31, 2019, the Company had eight aircraft that were in or awaiting the modification process. Additionally, we placed non-refundable deposits to purchase 15 more Boeing 767-300 passenger aircraft through 2021. We estimate that capital expenditures for 2020 will total $420 million of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flows and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note I of the accompanying financial statements.
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of a supplemental type certificate from the FAA in 2020. We expect to make contributions equal to the Company's 49% ownership percentage of the program's total costs during 2020.
Liquidity
We have a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $626.3 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $632.9 million, net of repayments, as of December 31, 2019. The Senior Credit Agreement expires in November 2024 if certain liquidity measures are maintained during the 2024 and contains an incremental accordion capacity based on debt ratios. As of December 31, 2019, the unused revolving credit facility totaled $103.9 million, net of draws of $632.9 million and outstanding letters of credit of $13.2 million. As of December 31, 2019, the Senior Credit Agreement permitted additional indebtedness, subject to compliance with other covenants, of up to $750.0 million of which $258.8 million had been utilized for the issuance of convertible notes as of such date.
On January 28, 2020, we completed a debt offering of $500 million in senior unsecured notes (the “Senior Notes”). The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a rate of 4.750% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain customary events of default and covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. The net proceeds from the Senior Notes were used to pay down the revolver credit facility.
The Senior Credit Agreement is collateralized by our fleet of Boeing 777, 767 and 757 freighter aircraft. Under the terms of the Senior Credit Agreement, we are required to maintain collateral coverage equal to 115% of the outstanding balances of the term loans and the total funded revolving credit facility. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment, which was $750.0 million.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the unsubordinated term loans and the revolving credit facility bear variable interest rates of 3.675% and 3.649%, respectively.
At December 31, 2019, the Company had $46.2 million of cash balances. We believe that the Company's current cash balances and forecasted cash flows provided from its operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2019 and 2018, we were not involved in any material unconsolidated SPE transactions.
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
Revenue Recognition
Aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through airline service agreements, including consumption of aircraft fuel, are generally recognized as the costs are incurred, on a net basis. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Revenues from the sale of aircraft parts and engines are recognized when the parts are delivered. Effective January 1, 2018, the Company records revenues and estimated earnings for its airframe maintenance and aircraft modification contracts using the percentage-of-completion cost input method. Prior to January 1, 2018, revenues earned and expenses incurred in providing aircraft-related maintenance, repair or modification services were usually recognized in the period in which the services were completed and delivered to the customer. Revenues derived from sorting parcels are recognized in the reporting period in which the services are performed.
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
Based on our analysis, the individual fair values of each reporting unit having goodwill exceeded their respective carrying values as of December 31, 2019. We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for CAM and OAI separately, using multiples of EBITDA and revenues from comparable publicly traded companies. Our key assumptions used for CAM's goodwill testing include uncertainties, including the level of demand for cargo aircraft by shippers, the DoD and freight forwarders and CAM's ability to lease aircraft and the lease rates that will be realized. The demand for customer airlift is projected based on input from customers, management's interface with customer planning personnel and aircraft utilization trends. Our key assumptions used for OAI's goodwill testing include the number of aircraft that OAI will operate, the amount of revenues that the aircraft will generate, the number of flight crews and cost of flight crews needed. Our key assumptions used for Pemco's and TriFactor's goodwill testing includes the level of revenues that customers will seek and the cost of labor, parts and contract resources expected to be utilized. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences may be impacted by changes in aviation fuel prices. Key customers, including DHL, Amazon and the DoD may decide that they do not need as many aircraft as projected or may find alternative providers.
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
Self-Insurance
We self-insure certain claims related to workers’ compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Changes in claim severity and frequency could result in actual claims being materially different than the costs provided for in our results of operations. We maintain excess claims coverage with common insurance carriers to mitigate our exposure to large claim losses.
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
The Company has significant deferred tax assets including net operating loss carryforwards (“NOL CFs”) for federal income tax purposes. Based upon projections of taxable income, we determined that it was more likely than not that the NOL CF’s will be realized. Accordingly, we do not have an allowance against these deferred tax assets at this time.
We recognize the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.
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
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 6.10%. Our assumed rate of return is based on a targeted long term investment allocation of 30% equity securities, 65% fixed income securities and 5% cash. The actual asset allocation at December 31, 2019 was 26% equities, 74% fixed income and 0% cash. The pension trust includes $2.1 million of investments (less than 1% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio, and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return was 6.10% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. Fluctuations in long-term interest rates can have an impact on the actual rate of return. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2019 would be increased by approximately $7.3 million. We use a market value of assets as of the measurement date for determining pension expense.
In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note J to the accompanying consolidated financial statements), but also affects the succeeding year’s pension and post-retirement healthcare expense. The discount rates selected for December 31, 2019, based on the method described above, were 3.65% for crewmembers and 3.70% for non-crewmembers. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2019 would be increased by approximately $9.4 million.
Our mortality assumptions at December 31, 2019, reflect the most recent projections released by the Actuaries Retirement Plans Experience Committee, a committee within the Society of Actuaries, a professional association in North America. The assumed future increase in salaries and wages is not a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.
The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2019
Change in assumption	2019 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$7,325	$—	$—
50 basis point decrease in discount rate	9,362	(48,377)	48,377
Aggregate effect of all the above changes	16,687	(48,377)	48,377

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
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates for at least twenty-five percent of the outstanding balance of the term loan issued in November 2018. Accordingly, the Company has entered into an interest rate swap instruments. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The combined notional values were $460.6 million as of December 31, 2019. See Note H in the accompanying consolidated financial statements for a discussion of our accounting treatment for these hedging transactions.
As of December 31, 2019, the Company has $213.5 million of fixed interest rate convertible debt and $1,259.2 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $11.1 million for the year ended December 31, 2019.
The convertible debt issued at fixed interest rates is exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the increase in fair value of our long term convertible debt through a hypothetical 20% increase in interest rates. As of December 31, 2019, a 20% increase in interest rates would have decreased the fair value of our fixed interest rate convertible debt by approximately $0.6 million.
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
As of December 31, 2019, the Company's liabilities reflected stock warrants issued to a customer. The fair value of the stock warrants obligation is re-measured at the end of each reporting period and marked to market. The fair value of the stock warrants is dependent on a number of factors which change, including the Company's common stock price, the volatility of the Company’s common stock and the risk-free interest rate. See Note E in the accompanying consolidated financial statements for further information about the fair value of the stock warrants
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, plans' funded status, and funding requirements are sensitive to changes in interest rates. The funded status of the plans and the annual pension expense is recalculated at the beginning of each calendar year using the fair value of plan assets, market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Higher interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. At December 31, 2019, ABX's defined benefit pension plans had total investment assets of $746.8 million under investment management. See Note J in the accompanying consolidated financial statements for further discussion of these assets.
The Company is exposed to market risk for changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with its customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Air Transport Services Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Table of Contents at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note A to the financial statements, the Company changed its method of accounting for warrants in fiscal year 2019 due to the adoption of amendments to the standard for share-based payments to non-employees. The Company changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to the adoption of the new revenue standard. The Company adopted these new standards using the modified retrospective approach.
Emphasis of a Matter
As discussed in Note D to the financial statements, the Company's three principal customers account for a substantial portion of the Company's revenue. The Company's financial security is dependent on its ongoing relationship with its three principal customers existing as of December 31, 2019.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value Measurements - Level 3 Liabilities - Refer to Notes D and E to the financial statements
Critical Audit Matter Description
In conjunction with a lease incentive agreement entered into with a customer on December 20, 2018, the Company conditionally granted to the customer unvested warrants to purchase Company common stock, which will vest as existing leases with the customer are extended and additional aircraft leases are executed. The warrants are reported in the financial statements at fair value as a liability. These warrants do not have readily determinable market values and were valued at $42.3 million as of December 31, 2019, based on a pricing model using several inputs. Those inputs include two significant unobservable inputs, which are the estimated warrant strike prices and the probabilities that future vesting events will occur.
We identified the valuation of these unvested warrants to purchase the Company’s stock, conditionally granted to a customer, as a critical audit matter because of the significant unobservable inputs management uses to estimate fair value. Valuation of these warrants included the use of a warrant valuation model with estimated warrant strike prices and adjustments for the probability of the future vesting events occurring. A high degree of auditor judgment and an increased extent of effort, including the use of a valuation specialist, were required to audit the estimated warrant strike prices and the probabilities of the future vesting events occurring.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant unobservable inputs used in management’s estimate of fair value of the conditionally granted, unvested warrants included the following, among others:

•	We tested the effectiveness of management’s controls over the valuation of these warrants.

•
We evaluated the reasonableness of management’s estimate of the probability that future vesting events will occur and the related timing by comparing the assumptions in the warrant valuation with the assumptions in the Company’s forecast of aircraft leases and extensions, its projected aircraft availability, its internal and external communications, the customer’s projected revenue growth, and customer communications.

•
We performed a retrospective review of management’s ability to accurately estimate the probability of future vesting events occurring by comparing initial aircraft availability estimates prepared by management for the Company’s prior lease agreements to the actual results.

•	We assessed the consistency by which management has applied valuation assumptions to the significant unobservable inputs.

•	With the assistance of our fair value specialists, we developed independent fair value estimates and compared our estimates to the Company’s recorded amounts.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 2, 2020

We have served as the Company's auditor since 2002.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$46,201	$59,322
Accounts receivable, net of allowance of $975 in 2019 and $1,444 in 2018	162,870	147,755
Inventory	37,397	33,536
Prepaid supplies and other	20,323	18,608
TOTAL CURRENT ASSETS	266,791	259,221
Property and equipment, net	1,766,020	1,555,005
Customer incentive	146,678	63,780
Goodwill and acquired intangibles	527,654	535,359
Operating lease assets	44,302	—
Other assets	68,733	57,220
TOTAL ASSETS	$2,820,178	$2,470,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$141,094	$109,843
Accrued salaries, wages and benefits	59,429	50,932
Accrued expenses	17,586	19,623
Current portion of debt obligations	14,707	29,654
Current portion of lease obligations	12,857	—
Unearned revenue	17,566	19,082
TOTAL CURRENT LIABILITIES	263,239	229,134
Long term debt	1,469,677	1,371,598
Stock warrant obligations	383,073	203,782
Post-retirement obligations	36,744	64,485
Long term lease obligations	30,334	—
Other liabilities	49,293	51,905
Deferred income taxes	127,476	113,243
TOTAL LIABILITIES	2,359,836	2,034,147
Commitments and contingencies (Note I)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 59,329,431 and 59,134,173 shares issued and outstanding in 2019 and 2018, respectively	593	591
Additional paid-in capital	475,720	471,158
Retained earnings	45,895	56,051
Accumulated other comprehensive loss	(61,866)	(91,362)
TOTAL STOCKHOLDERS’ EQUITY	460,342	436,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,820,178	$2,470,585

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2019	2018	2017
REVENUES	$1,452,183	$892,345	$1,068,200
OPERATING EXPENSES
Salaries, wages and benefits	433,518	300,514	276,106
Depreciation and amortization	257,532	178,895	154,556
Maintenance, materials and repairs	170,151	146,692	141,575
Fuel	155,033	39,293	149,579
Contracted ground and aviation services	64,076	16,640	147,092
Travel	90,993	34,443	27,390
Landing and ramp	11,184	5,968	22,271
Rent	16,006	13,899	13,629
Insurance	7,342	6,112	4,820
Transaction fees	373	5,264	—
Other operating expenses	68,978	33,607	31,782
	1,275,186	781,327	968,800
OPERATING INCOME	176,997	111,018	99,400
OTHER INCOME (EXPENSE)
Interest income	370	251	116
Non-service component of retiree benefit (costs) gains	(9,404)	8,180	(6,105)
Net gain (loss) on financial instruments	(12,302)	7,296	(79,789)
Loss from non-consolidated affiliate	(17,445)	(10,468)	(3,135)
Interest expense	(66,644)	(28,799)	(17,023)
	(105,425)	(23,540)	(105,936)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	71,572	87,478	(6,536)
INCOME TAX BENEFIT (EXPENSE)	(11,589)	(19,595)	28,276
EARNINGS FROM CONTINUING OPERATIONS	59,983	67,883	21,740
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,219	1,402	(3,245)
NET EARNINGS	$61,202	$69,285	$18,495

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$1.02	$1.16	$0.37
Discontinued operations	0.02	0.02	(0.06)
TOTAL BASIC EARNINGS PER SHARE	$1.04	$1.18	$0.31

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.78	0.89	$0.36
Discontinued operations	0.01	0.02	(0.05)
TOTAL DILUTED EARNINGS PER SHARE	$0.79	0.91	$0.31

WEIGHTED AVERAGE SHARES
Basic	58,899	58,765	58,907
Diluted	69,348	68,356	59,686

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31
	2019	2018	2017
NET EARNINGS	$61,202	$69,285	$18,495
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	27,890	(28,467)	16,513
Defined Benefit Post-Retirement	139	256	204
Foreign Currency Translation	1,467	(131)	129

TOTAL COMPREHENSIVE INCOME, net of tax	$90,698	$40,943	$35,341

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2019	2018	2017
OPERATING ACTIVITIES:
Net earnings from continuing operations	$59,983	$67,883	$21,740
Net earnings (loss) from discontinued operations	1,219	1,402	(3,245)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	285,353	204,559	170,751
Pension and post-retirement	15,700	3,766	20,933
Deferred income taxes	10,478	18,986	(30,771)
Amortization of stock-based compensation	7,002	5,047	3,632
Loss from non-consolidated affiliates	17,445	10,468	3,135
Net (gain) loss on financial instruments	12,302	(7,296)	79,789
Changes in assets and liabilities:
Accounts receivable	(14,551)	25,380	(31,313)
Inventory and prepaid supplies	(6,493)	(3,273)	(4,107)
Accounts payable	3,340	10,724	23,500
Unearned revenue	1,446	(3,824)	(7,331)
Accrued expenses, salaries, wages, benefits and other liabilities	13,390	3,605	780
Pension and post-retirement assets	(12,132)	(35,293)	(13,083)
Other	2,456	(4,109)	582
NET CASH PROVIDED BY OPERATING ACTIVITIES	396,938	298,025	234,992
INVESTING ACTIVITIES:
Expenditures for property and equipment	(453,502)	(292,915)	(296,939)
Proceeds from property and equipment	10,804	17,570	381
Acquisitions and investments in businesses, net of cash acquired	(24,360)	(866,558)	(11,792)
Redemption of long term deposits	—	—	9,975
NET CASH (USED IN) INVESTING ACTIVITIES	(467,058)	(1,141,903)	(298,375)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(39,500)	(58,640)	(254,446)
Proceeds from borrowings	100,018	945,000	115,000
Payments for financing costs	(1,081)	(9,953)	(7,887)
Proceeds from convertible notes	—	—	258,750
Purchase convertible note hedges	—	—	(56,097)
Proceeds from issuance of warrants	—	—	38,502
Purchase of common stock	—	(3,581)	(11,184)
Withholding taxes paid for conversion of employee stock awards	(2,438)	(2,325)	(2,914)
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,999	870,501	79,724

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,121)	26,623	16,341
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	59,322	32,699	16,358
CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,201	$59,322	$32,699

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$57,546	$17,278	$13,693
Federal alternative minimum and state income taxes paid	$1,294	$1,213	$1,938
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$38,396	$11,234	$25,142
Accrued consideration for acquisition	$—	$7,845	$—
See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2017	59,461,291	$595	$443,416	$(32,243)	$(79,866)	$331,902
Stock-based compensation plans
Grant of restricted stock	113,000	1	(1)			—
Issuance of common shares, net of withholdings	17,441	—	(2,914)			(2,914)
Forfeited restricted stock	(3,900)	—	—			—
Purchase of common stock	(530,637)	(5)	(11,179)			(11,184)
Warrants issued			38,502			38,502
Amortization of stock awards and restricted stock			3,632			3,632
Total comprehensive income (loss)				18,495	16,846	35,341
BALANCE AT DECEMBER 31, 2017	59,057,195	$591	$471,456	$(13,748)	$(63,020)	$395,279
Stock-based compensation plans
Grant of restricted stock	198,900	2	(2)			—
Issuance of common shares, net of withholdings	36,378	—	(2,329)			(2,329)
Forfeited restricted stock	(1,300)	—	—			—
Purchase of common stock	(157,000)	(2)	(3,578)			(3,580)
Reclassification of bond hedge, net of taxes			(50,435)			(50,435)
Reclassification of note conversion obligation, net of taxes			50,999			50,999
Cumulative effect in change in accounting principle				514		514
Amortization of stock awards and restricted stock			5,047			5,047
Total comprehensive income (loss)				69,285	(28,342)	40,943
BALANCE AT DECEMBER 31, 2018	59,134,173	$591	$471,158	$56,051	$(91,362)	$436,438
Stock-based compensation plans
Grant of restricted stock	151,300	2	(2)			—
Issuance of common shares, net of withholdings	46,958	—	(2,438)			(2,438)
Forfeited restricted stock	(3,000)	—	—			—
Cumulative effect in change in accounting principle				(71,358)		(71,358)
Amortization of stock awards and restricted stock			7,002			7,002
Total comprehensive income				61,202	29,496	90,698
BALANCE AT DECEMBER 31, 2019	59,329,431	$593	$475,720	$45,895	$(61,866)	$460,342

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
The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees. The Company's airlines, ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”) and Omni Air International, LLC ("OAI" ) each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company provides air transportation services to a concentrated base of customers. The Company provides a combination of aircraft, crews, maintenance and insurance services for a customer's transportation network through customer "CMI" and "ACMI" agreements and through charter contracts in which aircraft fuel is also included. In addition to its aircraft leasing and airline services, the Company sells aircraft parts, provides aircraft maintenance and modification services, equipment maintenance services and arranges load transfer and package sorting services for customers.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Inter-company balances and transactions are eliminated. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Cash includes restricted cash of $10.6 million as of December 31, 2019 and $5.3 million as of December 31, 2018. Restricted cash consists of customers’ deposits held in an escrow account as required by DOT regulations. The cash is restricted to the extent of customers’ deposits on flights not yet flown. Restricted cash is released from escrow upon completion of specific flights, which are scheduled to occur within the twelve months.
Accounts Receivable and Allowance for Uncollectible Accounts
The Company's accounts receivable is primarily due from its significant customers (see Note D), other airlines, delivery companies and freight forwarders. The Company performs a quarterly evaluation of the accounts receivable and the allowance for uncollectible accounts by reviewing specific customers' recent payment history, growth prospects, financial condition and other factors that may impact a customer's ability to pay. The Company establishes allowances for uncollectible accounts for probable losses due to a customer's potential inability or unwillingness to make contractual payments. Account balances are written off against the allowances when the Company ceases collection efforts.
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
Goodwill and Intangible Assets
The Company assesses, during the fourth quarter of each year, the carrying value of goodwill. The assessment requires an estimation of fair value of each reporting unit that has goodwill. The goodwill impairment test requires a comparison of the fair value of the reporting unit to its respective carrying value. If the carrying value of a reporting unit is less than its fair value no impairment exists. If the carrying amount of a reporting unit is higher than its fair value an impairment loss is recorded for the difference and charged to operations.
The Company assesses, during the fourth quarter of each year, whether it is more likely than not that an indefinite-lived intangible asset is impaired by considering all relevant events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset.
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
Aircraft and other long-lived assets are tested for impairment when circumstances indicate the carrying value of the assets may not be recoverable. To conduct impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset group are less than the carrying value. If impairment exists, an adjustment is recorded to write the assets down to fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable. For assets held for sale, impairment is recognized when the fair value less the cost to sell the asset is less than the carrying value.
The Company’s accounting policy for major airframe and engine maintenance varies by subsidiary and aircraft type. The costs of airframe maintenance for Boeing 767-200 aircraft operated by ABX are expensed as they are incurred. The costs of major airframe maintenance for the Company's other aircraft are capitalized and amortized over the useful life of the overhaul. Many of the Company's General Electric CF6 engines that power the Boeing 767-200 aircraft are maintained under a "power by the cycle" agreement with an engine maintenance provider. Further, in May 2017, the Company entered into similar maintenance agreements for certain General Electric CF6 engines that power many of the Company's Boeing 767-300 aircraft. Under these agreements, the engines are maintained by the service provider for a fixed fee per cycle. As a result, the cost of maintenance for these engines is generally expensed as flights occur. Maintenance for the airlines’ other aircraft engines, including Boeing 777 and Boeing 757 aircraft, are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the useful life of the overhaul.
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $3.7 million, $1.8 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $16.1 million and $17.6 million at December 31, 2019 and December 31, 2018, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
Pension and Post-Retirement Benefits
The funded status of any of the Company's defined benefit pension or post-retirement health care plans is the difference between the fair value of plan assets and the accumulated benefit obligations to plan participants. The over funded or underfunded status of a plan is reflected in the consolidated balance sheet as an asset for over funded plans, or as a liability for underfunded plans.
The funded status is ordinarily re-measured annually at year end using the fair value of plans assets, market based discount rates and actuarial assumptions. Changes in the funded status of the plans as a result of re-measuring plan assets and benefit obligations, are recorded to accumulated comprehensive loss and amortized into expense using a corridor approach. The Company's corridor approach amortizes into earnings variances in plan assets and benefit obligations that are a result of the previous measurement assumptions when the net deferred variances exceed 10% of the greater of the market value of plan assets or the benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants. Cost adjustments for plan amendments are also deferred and amortized over the expected working life or the life expectancy of plan participants. Irrevocable settlement transactions that relieve the Company from responsibilities of providing retiree benefits and significantly eliminate the Company's related risk may result in recognition of gains or losses from accumulated other comprehensive loss.
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
Stock Warrants
The Company’s accounting for warrants issued to a lessee is determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to a lessee are recorded as a lease incentive asset using their fair value at the time of issuance. The lease incentive is amortized against revenues over the duration of related aircraft leases. The unexercised warrants are classified in liabilities and re-measured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
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

Revenue Recognition
Aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through airline service agreements, including consumption of aircraft fuel, are generally recognized net, as the costs are incurred. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Contracts for the sale of aircraft parts typically result in the recognition of revenue when the parts are delivered. Effective January 1, 2018, the Company records revenues and estimated earnings over time for its airframe maintenance and aircraft modification contracts based on the percentage of costs completed. Prior to January 1, 2018, revenues earned and expenses incurred in providing aircraft-related maintenance, repair or modification services were usually recognized in the period in which the services were completed and delivered to the customer. Revenues derived from sorting parcels are recognized in the reporting period in which the services are performed.
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
The Company determined that under Topic 606, it is an agent for aviation fuel and certain other costs reimbursed by customers under its ACMI and CMI contracts and for certain cargo handling services that it arranges for a customer. Under Topic 606, such reimbursed amounts are reported net of the corresponding expenses beginning in 2018. This application of Topic 606 did not have a material impact on the Company's reported earnings in any period.
Under Topic 606, the Company is required to record revenue over time, instead of at the time of completion, for certain customer contracts for airframe and modification services that do not have an alternative use and for which the Company has an enforceable right to payment during the service cycle. The Company adopted the provisions of this new standard using the modified retrospective method which required the Company to record a one-time adjustment to retained earnings for the cumulative effect that the standard had on open contracts at the time of adoption. In conjunction with the adoption of the new standard, the Company accelerated $3.6 million of revenue resulting in an immaterial adjustment to its January 1, 2018 retained deficit for open airframe and modification services contracts.
Effective January 1, 2019, the Company adopted the FASB's ASU No. 2016-02, “Leases (Topic 842)” which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations and consolidated statement of cash flows. The adoption of Topic 842 resulted in the recognition of ROU assets and corresponding lease liabilities as of January 1, 2019 in the amount of $52.6 million for leases classified as operating leases. Topic 842 also applies to the Company's aircraft lease revenues, however, the adoption of Topic 842 did not have a significant impact on the Company's accounting for its customer lease agreements.
The Company adopted the package of practical expedients and transition provisions available for expired or existing contracts, which allowed the Company to carryforward its historical assessments of 1) whether contracts are or contain leases, 2) lease classification, and 3) initial direct costs. Additionally, for real estate leases, the Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Further, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements for leases with terms of 12 months or less. See Note I for additional information about leases.
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
In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Non-employee Share-based Payment Accounting" ("ASU 2018-07"). ASU 2018-07 amends ASC 718, "Compensation - Stock Compensation" ("ASC 718"), with the intent of simplifying the accounting for share-based payments granted to non-employees for goods and services and aligning the accounting for share-based payments granted to non-employees with the accounting for share-based payments granted to employees. The Company adopted ASU 2018-07 on January 1, 2019 using the modified retrospective approach as required. ASU 2018-07 replaced ASC 505-50, "Equity-Based Payments to Nonemployees" ("ASC 505-50") which was previously applied by the Company for warrants granted to Amazon.com,

Inc. ("Amazon") as customer incentives. As a result of ASU 2018-07, the Company applied accounting guidance for financial instruments to the unvested warrants conditionally granted to Amazon in conjunction with an investment agreement reached with Amazon on December 22, 2018. Applying ASU 2018-07 as of January 1, 2019, through the modified retrospective approach, resulted in the recognition of $176.9 million for unvested warrant liabilities, $100.1 million for customer incentive assets and cumulative-effect adjustments of $71.4 million, net of tax, to reduce retained earnings for customer incentives that were not probable of being realized.
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
In March 2017, the FASB issued ASU "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost "(ASU 2017-07"). ASU 2017-07 requires an employer to report the service cost component of retiree benefits in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented separately from the service cost component and outside a subtotal of income from operations. The Company adopted ASU 2017-07 on January 1, 2018, retrospectively to all periods presented. As a result, retiree benefit plan interest expense, investment returns, settlements and other non-service cost components of retiree benefit expenses are excluded from the Company's operating income subtotal as reported in the Company's Consolidated Statement of Operations, but remain included in earnings before income taxes. Information about retiree benefit plans' interest expense, investment returns and other components of retiree benefit expenses can be found in
Note J.
In June 2016, the FASB issued ASU "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ("ASU 2016-13"). Under ASU 2016-13, an entity is required to utilize an “expected credit loss model” on certain financial instruments, including trade receivables. This model requires an entity to estimate expected credit losses over the lifetime of the financial asset including trade receivables that are not past due. Operating lease receivables are not within the scope of Topic 326. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the ASU effective January 1, 2020 and does not expect the adoption to have a material impact on the consolidated financial statements or related disclosures.

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

The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities and independent appraisals. Based on the valuations, the following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands) for the consideration paid:

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

Revenues for 2018 reflect the adoption of Topic 606 on January 1, 2018, as described in Note O. Under this new revenue standard, such reimbursed amounts are reported net of the corresponding expenses beginning in 2018. Pro forma revenues for 2017 included $289.4 million of reimbursed expenses. The following adjustments were made to the historical financial records to create the unaudited pro forma information in the table above:

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
As of December 31, 2019, 2018 and 2017, the goodwill amounts for reporting units that have goodwill were separately tested for impairment. To perform the goodwill impairment test, the Company determined the fair value of the reporting units using industry market multiples and discounted cash flows utilizing a market-derived cost of capital (level 3 fair value inputs). The goodwill amounts were not impaired. The carrying amounts of goodwill are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2017	$34,395	$—	$2,884	$37,279
Acquisition of Omni	118,895	234,571	—	353,466
Carrying value as of December 31, 2018	$153,290	$234,571	$2,884	$390,745
Acquisition of TriFactor	—	—	5,229	5,229
Carrying value as of December 31, 2019	$153,290	$234,571	$8,113	$395,974

The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2017	$3,000	$4,298	$7,298
Acquisition of Omni	6,000	134,000	140,000
Amortization	—	(2,684)	(2,684)
Carrying value as of December 31, 2018	$9,000	$135,614	$144,614
Amortization	—	(11,434)	(11,434)
Right of use asset	—	(1,500)	(1,500)
Carrying value as of December 31, 2019	$9,000	$122,680	$131,680

The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship and STC intangibles, over 3 to 19 years. The Company recorded intangible amortization expense of $11.4 million, $2.7 million and $1.2 million for the years ending December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense for the next five years is $11.4 million, $10.6 million, $10.6 million, $10.6 million and $10.6 million.
Stock warrants issued to a lessee (see Note D) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligations and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2017	$80,684
Amortization	(16,904)
Carrying value as of December 31, 2018	$63,780
Adoption of ASU 2018-07	100,076
Amortization	(17,178)
Carrying value as of December 31, 2019	$146,678

The lease incentive began to amortize in April 2016 with the commencement of certain aircraft leases. Based on the warrants granted as of December 31, 2019, the Company expects to record amortization, as a reduction to the lease revenue, of $20.5 million, $22.2 million, $22.3 million, $17.7 million and $14.8 million for each of the next five years ending December 31, 2024.
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, West Atlantic UK and West Atlantic Sweden, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. In April 2019, West issued additional shares to a new investor in conjunction with a capital investment and purchase agreement which reduced the Company's ownership to approximately 10% and reduced the Company's influence over West. West leases three Boeing 767 aircraft and one Boeing 737 from the Company.
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2020. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. During the 2019, 2018 and 2017 years, the Company contributed $12.3 million, $11.4 million and $8.7 million to the joint venture, respectively. The Company accounts for its investment in the aircraft conversion joint venture under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates operating results.

The carrying value of West and the joint venture totaled $10.9 million and $12.5 million at December 31, 2019 and 2018, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE D—SIGNIFICANT CUSTOMERS
DHL
The Company has had long term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 14%, 26% and 24% of the Company's consolidated revenues from continuing operations for the years ended December 31, 2019, 2018 and 2017, respectively. Revenues excluding directly reimbursed expenses from continuing operations performed for DHL comprised approximately 30% of the Company's consolidated revenues from continuing operations for the year ended December 31, 2017. The Company’s balance sheets include accounts receivable with DHL of $12.7 million and $13.4 million as of December 31, 2019 and December 31, 2018, respectively.
The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Revenues generated from the ACMI agreements are typically based on hours flown. The Company also provides ground equipment, such as power units, air starts and related maintenance services to DHL under separate agreements.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA also provides for the operation of those aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). The ATSA became effective on April 1, 2016 and had an original term of five years.
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

On December 22, 2018 the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company delivered six of the 767-300 aircraft in 2019 and plans to deliver the remainder in 2020. All ten of these aircraft leases will be for ten years.
In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement, Amazon will be issued warrants for 14.8 million common shares which could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above for the 2016 agreements.  Warrants for 11.1 million common shares vested as existing leases were extended and six additional aircraft leases were executed and added to the ATSA operations. More of these warrant will vest as four additional aircraft leases were executed. These new warrants will expire if not exercised within seven years from their issuance date. They have an exercise price of $21.53 per share.
Additionally, Amazon will be able to earn incremental warrant rights, increasing its potential ownership from 33.2% up to approximately 39.9% of the Company, by leasing up to seventeen more cargo aircraft from the Company before January 2026. Incremental warrants granted for Amazon’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease.
The warrants issuable under these new agreements with Amazon required an increase in the number of authorized common shares of the Company. Management submitted proposals for shareholder consideration at the Company's annual meeting of shareholders on May 9, 2019 calling for an increase in the number of authorized common shares and approval of the warrants as required under the rules of the Nasdaq Global Select Market. Both proposals were approved by shareholders on May 9, 2019.
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for financial instruments. Warrants obligations are marked to fair value at the end of each reporting period. The value of warrants is recorded as a customer incentive asset if it is probable of vesting at the time of grant and further changes in the fair value of warrant obligations are recorded to earnings. Upon a warrant vesting event, the customer incentive asset is amortized as a reduction of revenue over the duration of the related revenue contract
As of December 31, 2019, the Company's liabilities reflected 14.83 million warrants from the 2016 Investment Agreement having a fair value of $206.6 million and 24.7 million warrants from the 2018 Amazon agreements having a fair value of $176.5 million. During the years ended December 31, 2019, 2018 and 2017 the re-measurements of all the warrants to fair value resulted in a net non-operating losses of $2.3 million, net gains of $7.4 million and losses of $81.8 million before the effect of income taxes, respectively.
Revenues from Amazon comprised approximately 23%, 27% and 44% of the Company's consolidated revenues from continuing operations for the years ending December 31, 2019, 2018 and 2017, respectively. Revenues excluding directly reimbursed expenses from continuing operations performed for Amazon comprised approximately 27% of the Company's consolidated revenues from continuing operations for the year ended December 31, 2017. The Company’s balance sheets include accounts receivable with Amazon of $50.1 million and $29.2 million as of December 31, 2019 and December 31, 2018, respectively.
The Company's earnings in future periods will be impacted by the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
DoD
The Company is a provider of cargo and passenger airlift services to the DoD. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the DoD were approximately 34%, 15% and 7% of the Company's total revenues from continuing operations for the years ended December 31, 2019, 2018 and 2017, respectively, including revenues for Omni beginning November 9, 2018. Revenues excluding directly reimbursed expenses from continuing operations performed for the

DoD comprised approximately 10% of the Company's consolidated revenues from continuing operations for the year ended December 31, 2017. The Company's balance sheets included accounts receivable with the DoD of $44.5 million and $50.5 million as of December 31, 2019 and December 31, 2018, respectively.

NOTE E—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swaps are reported on the Company’s consolidated balance sheets at fair values based on market values from comparable transactions. The fair value of the Company’s money market funds, convertible note, convertible note hedges and interest rate swaps are based on observable inputs (Level 2) from comparable market transactions.
The fair value of the stock warrant obligations resulting from aircraft leased to Amazon were determined using a Black-Scholes pricing model which considers various assumptions, including the Company’s common stock price, the volatility of the Company’s common stock, the expected dividend yield, exercise price and the risk-free interest rate (Level 2 inputs). The fair value of the stock warrant obligations for unvested stock warrants, conditionally granted to Amazon for the execution of incremental, future aircraft leases, include additional assumptions including the expected exercise prices and the probabilities that future leases will occur (Level 3 inputs).
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2019	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,129	$—	$1,129
Interest rate swap	—	111	—	111
Total Assets	$—	$1,240	$—	$1,240
Liabilities
Interest rate swap	$—	$(8,237)	$—	$(8,237)
Stock warrant obligations	—	(340,767)	(42,306)	(383,073)
Total Liabilities	$—	$(349,004)	$(42,306)	$(391,310)

As of December 31, 2018	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$17,986	$—	$17,986
Interest rate swap	—	2,971	—	2,971
Total Assets	$—	$20,957	$—	$20,957
Liabilities
Interest rate swap	$—	$(1,138)	$—	$(1,138)
Stock warrant obligation	—	(203,782)	—	(203,782)
Total Liabilities	$—	$(204,920)	$—	$(204,920)

At December 31, 2019, vested stock warrants having an exercise price of $9.73 were valued at $13.93 each using a risk-free interest rate of 1.6% and a stock volatility of 35%, based on the time period corresponding with the expiration period of the warrants. At December 31, 2019, vested stock warrants from the 2018 Amazon agreements having an exercise price of $21.53 were valued at $9.30 each, using a risk-free interest rate of 1.8% and a stock volatility of 35.0%, based on the time period corresponding with the expiration period of the warrants. At December 31, 2019, unvested stock warrants from the 2018 Amazon agreement were valued using additional assumptions for an expected grant date, expected exercise price, the risk free rate to the expected grant date and the probabilities that future leases will occur. At December 31, 2018, each vested stock warrant having an exercise price of $9.73 was valued at $13.76 using a risk-free rate of 2.5% and a stock volatility of 37.5%.

The fair value of the note conversion obligations were estimated using discounted cash flows and the fair value of convertible note hedges were estimated using a Black-Scholes pricing model and incorporate the terms and conditions of the underlying financial instruments (Level 2 Inputs). The valuations are, among other things, subject to changes in both the Company's credit worthiness and the counter-parties to the instruments as well as changes in general market conditions. While the change in fair value of the note conversion obligations and the convertible note hedges are generally expected to move in opposite directions, the net change in any given period may be material. At December 31, 2018, the value of the convertible note hedges and note conversion obligations were valued at $50.0 million and $50.8 million respectively.
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $2.7 million less than the carrying value, which was $1,484.4 million at December 31, 2019. As of December 31, 2018, the fair value of the Company’s debt obligations was approximately $6.0 million less than the carrying value, which was $1,401.3 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE F—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31, 2019	December 31, 2018
Flight equipment	$2,598,113	$2,340,840
Ground equipment	59,628	57,455
Leasehold improvements, facilities and office equipment	33,649	28,745
Aircraft modifications and projects in progress	220,827	74,449
	2,912,217	2,501,489
Accumulated depreciation	(1,146,197)	(946,484)
Property and equipment, net	$1,766,020	$1,555,005

CAM owned aircraft with a carrying value of $889.3 million and $803.7 million that were under leases to external customers as of December 31, 2019 and 2018, respectively.

NOTE G—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Unsubordinated term loans	$626,277	$721,406
Revolving credit facility	632,900	475,000
Convertible debt	213,461	204,846
Other financing arrangements	11,746	—
Total debt obligations	1,484,384	1,401,252
Less: current portion	(14,707)	(29,654)
Total long term obligations, net	$1,469,677	$1,371,598

The Company utilizes a syndicated credit agreement ("Senior Credit Agreement") which includes unsubordinated term loans and a revolving credit facility. In November 2019, the Senior Credit Agreement was amended to increase the maximum revolver capacity from $645.0 million to $750.0 million, combine two terms loans into one loan and reduce the interest rate spread of the LIBOR based financing at various debt-to-EBITDA levels. This amendment also extended the agreement to November 2024 provided certain liquidity measures are maintained during 2024 and added incremental accordion capacity based on debt ratios. As of December 31, 2019, the unused revolving credit facility totaled $103.9 million, net of draws of $632.9 million and outstanding letters of credit of $13.2 million. The Senior Credit Agreement permitted additional indebtedness of up to $750.0 million, excluding the unsecured convertible notes outstanding of $258.8 million as of December 31, 2019.
The balance of the unsubordinated term loan is net of debt issuance costs of $8.7 million and $9.8 million for the years ended December 31, 2019 and 2018, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear variable interest rates of 3.675% and 3.649%, respectively.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 115% of the outstanding balance of the term loan and the total funded revolving credit facility. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $750.0 million.
The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calendar year, provided the Company's total debt to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") ratio is under 3.00 times, after giving effect to the dividend or repurchase. The Senior Credit Agreement contains covenants, including a maximum permitted total EBITDA to debt ratio, a fixed charge covenant ratio requirement, limitations on certain additional indebtedness, and on guarantees of indebtedness. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.
On January 28, 2020, the Company, through a subsidiary, completed a debt offering of $500.0 million in senior unsecured notes (the “Senior Notes”). The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. The net proceeds of $495.0 million from the Senior Notes were used to pay down the revolving credit facility. The Senior Notes do not require principal payments in 2020.
In September 2017, the Company issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (" Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. The Convertible Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The Convertible Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. Conversion of the Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2017 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the Convertible Notes can require the Company to repurchase their notes at the cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest.
The Convertible Notes may be settled in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The initial conversion rate is 31.3475 common shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
In conjunction with the Convertible Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of the Company's common shares, 8.1 million shares and same strike price of $31.90, that underlie the Convertible Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to the Company's common stock, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Convertible Notes. The Company's current intent and policy is to settle all Note conversions through a combination settlement which satisfies the principal amount of the Convertible Notes outstanding with cash. The Convertible Notes could have a dilutive effect on the computation of earnings per share in accordance with accounting principles to the extent that the average traded market price of the Company’s common shares for a reporting period exceeds the conversion price.
The conversion feature of the Convertible Notes required bifurcation from the principal amount under the applicable accounting guidance. Settlement provisions of the Convertible Notes and the convertible note hedges required cash settlement of these instruments until the Company's shareholders increased the number of authorized shares of common stock to cover the full number of shares underlying the Convertible Notes. As a result, the conversion feature of the Convertible Notes and the convertible note hedges were initially accounted for as liabilities and assets, respectively, and marked to market at the end of each period. The fair value of the note conversion obligation at issuance was $57.4 million.
On May 10, 2018, the Company's shareholders increased the number of authorized shares of common stock to cover the full number of shares underlying the Convertible Notes. The Company reevaluated the Convertible Notes and convertible note hedges under the applicable accounting guidance including ASC 815, "Derivatives and Hedging," and determined that the instruments, which meet the definition of derivative and are indexed to the Company's own stock, should be classified in shareholder's equity. On May 10, 2018, the fair value of the conversion feature of the Convertible Notes and the convertible note hedges of $51.3 million and $50.6 million, respectively, were reclassified to paid-in capital and are no longer remeasured to fair value.
The net proceeds from the issuance of the Convertible Notes was approximately $252.3 million, after deducting initial issuance costs. These unamortized issuance costs and discount are being amortized to interest expense through October 2024, using an effective interest rate of approximately 5.15%. The carrying value of the Company's convertible debt is shown below.

	December 31,	December 31,
	2019	2018
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(4,864)	(5,799)
Unamortized discount	(40,425)	(48,105)
Convertible debt	213,461	204,846

In conjunction with the offering of the Convertible Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments. The amount received for these warrants and recorded in Stockholders' Equity in the Company’s consolidated balance sheets was $38.5 million. These warrants could result in 8.1 million additional shares of the Company's common stock, if the Company's traded market price exceeds the strike price which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions. The warrants could have a dilutive effect on the computation of earnings per share to the extent that the average traded market price of the Company's common shares for a reporting periods exceed the strike price.

The scheduled cash principal payments for the Company's debt obligations, as of December 31, 2019, for the next five years are as follows (in thousands):

Principal Payments
2020	$16,481
2021	16,491
2022	32,378
2023	32,389
2024	1,432,050
2025 and beyond	8,607
Total principal cash payments	1,538,396
Less: unamortized issuance costs and discounts	(54,012)
Total debt obligations	$1,484,384

NOTE H—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least twenty-five percent of the outstanding balance of the term loan issued in November 2018. Accordingly, the Company entered into additional interest rate swaps in December 2018 and January 2019 having initial values of $150.0 million and $150.0 million, respectively, and forward start dates of December 31, 2018 and June 28, 2019. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2019		December 31, 2018
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	20,625	111	28,125	650
May 30, 2021	1.703%	20,625	(25)	28,125	366
December 31, 2021	2.706%	146,250	(3,242)	150,000	(1,138)
March 31, 2022	1.900%	50,000	(408)	50,000	829
March 31, 2022	1.950%	75,000	(696)	75,000	1,126
March 31, 2023	2.425%	148,125	(3,866)	—	—

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net loss on derivatives of $10.0 million and $8.0 thousand and net gains of $1.4 million for the years ending December 31, 2019, 2018 and 2017, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.
The Company recorded a net loss before the effects of income taxes of $0.1 million and a net gain before the effects of income taxes of $0.6 million during the years ended December 31, 2018 and 2017, respectively, for the revaluation of the convertible note hedges and the note conversion obligations to fair value before these instruments were reclassified to paid-in-capital.

NOTE I—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases property, four aircraft, aircraft engines and other types of equipment under operating leases. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to seven years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the year ended December 31, 2019, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $17.0 million. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at December 31, 2019 was 4.7%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.6 years.
For the year ended December 31, 2019, cash payments against operating lease liabilities were $19.7 million. As of December 31, 2019, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2020	$14,549
2021	10,425
2022	6,764
2023	6,138
2024	4,940
2025 and beyond	5,155
Total undiscounted cash payments	47,971
Less: amount representing interest	(4,780)
Present value of future minimum lease payments	43,191
Less: current obligations under leases	12,857
Long-term lease obligation	$30,334

The Company expects to lease two additional passenger aircraft commencing in 2020 that are not reflected in the table above.

The future minimum lease payments of the Company as of December 31, 2018 are scheduled below (in thousands):

Operating Leases
2019	$17,505
2020	15,418
2021	12,703
2022	6,735
2023	4,641
2024 and beyond	12,462
Total minimum lease payments	$69,464

Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of December 31, 2019, the Company had eight aircraft that were in or awaiting the modification process. As of December 31, 2019, the Company had placed non-refundable deposits of $23.2 million to purchase 15 more Boeing 767-300 passenger aircraft through 2021. As of December 31, 2019, the Company's commitments to acquire and convert aircraft totaled $369.1 million through 2021.
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
Employees Under Collective Bargaining Agreements
As of December 31, 2019, the flight crewmember employees of ABX, ATI and Omni and flight attendant employees of ATI and Omni were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.3%
ATI	Air Line Pilots Association	8.3%
OAI	International Brotherhood of Teamsters	7.1%
ATI	Association of Flight Attendants	0.9%
OAI	Association of Flight Attendants	7.3%

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
The accounting and valuation for these post-retirement obligations are determined by prescribed accounting and actuarial methods that consider a number of assumptions and estimates. The selection of appropriate assumptions and estimates is significant due to the long time period over which benefits will be accrued and paid. The long term nature of these benefit payouts increases the sensitivity of certain estimates of our post-retirement obligations. The assumptions considered most sensitive in actuarially valuing ABX’s pension obligations and determining related expense amounts are discount rates and expected long term investment returns on plan assets. Additionally, other assumptions concerning retirement ages, mortality and employee turnover also affect the valuations. Actual results and future changes in these assumptions could result in future costs significantly higher than those recorded in our results of operations.
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

Funded Status  (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2019	2018	2019	2018
Accumulated benefit obligation	$779,031	$690,729	$3,707	$3,824
Change in benefit obligation
Obligation as of January 1	$690,729	$740,783	$3,824	$4,056
Service cost	—	—	107	123
Interest cost	31,299	29,135	148	127
Plan transfers	3,313	1,603	—	—
Benefits paid	(31,718)	(29,439)	(365)	(365)
Actuarial (gain) loss	85,408	(51,353)	(7)	(117)
Obligation as of December 31	$779,031	$690,729	$3,707	$3,824
Change in plan assets
Fair value as of January 1	$625,646	$681,573	$—	$—
Actual gain (loss) on plan assets	144,108	(51,274)	—	—
Plan transfers	3,313	1,603	—	—
Return of excess premiums	—	963	—	—
Employer contributions	5,414	22,220	365	365
Benefits paid	(31,718)	(29,439)	(365)	(365)
Fair value as of December 31	$746,763	$625,646	$—	$—
Funded status
Overfunded plans, net asset	$4,996	$—	$—	$—
Underfunded plans
Current liabilities	$(3,796)	$(3,971)	$(431)	$(451)
Non-current liabilities	$(33,468)	$(61,112)	$(3,276)	$(3,373)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2019, 2018 and 2017, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$107	$123	158
Interest cost	31,299	29,135	33,585	148	127	142
Expected return on plan assets	(37,907)	(42,093)	(42,080)	—	—	—
Curtailments and settlements	—	—	12,923	—	—	—
Amortization of prior service cost	—	—	—	—	—	(51)
Amortization of net (gain) loss	15,528	3,547	7,778	172	219	283
Net periodic benefit cost (income)	$8,920	$(9,411)	$12,206	$427	$469	$532

Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2019	2018	2019	2018
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized net actuarial loss	89,871	126,192	1,031	1,210
Accumulated other comprehensive loss	$89,871	$126,192	$1,031	$1,210

The amounts of unrecognized net actuarial loss recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2020 is $3.8 million and $0.1 million for the pension plans and the post-retirement healthcare plans, respectively.
Assumptions
Assumptions used in determining the funded status of ABX’s pension plans at December 31 were as follows:

	Pension Plans
	2019	2018	2017
Discount rate - crewmembers	3.65%	4.65%	4.00%
Discount rate - non-crewmembers	3.70%	4.65%	4.05%
Expected return on plan assets	6.10%	6.20%	6.25%

Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 2.60%, 4.10% and 3.30% for pilots at December 31, 2019, 2018 and 2017, respectively. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not affect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2019	2018
Cash	—%	1%
Equity securities	26%	25%
Fixed income securities	74%	74%
	100%	100%

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

Cash Flows
In 2019 and 2018, the Company made contributions to its defined benefit plans of $5.4 million and $22.2 million, respectively. The Company estimates that its contributions in 2020 will be approximately $10.9 million for its defined benefit pension plans and $0.4 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2020	$37,829	$431
2021	38,583	483
2022	41,350	511
2023	43,759	545
2024	45,496	520
Years 2025 to 2029	239,019	1,724

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

The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2019	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$3,467	$3,467
Corporate stock	14,553	442	14,995
Mutual funds	59,710	117,067	176,777
Fixed income investments	—	549,441	549,441
Benefit Plan Assets	$74,263	$670,417	$744,680

Investments measured at net asset value ("NAV")			2,083
Total benefit plan assets			$746,763

As of December 31, 2018	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$3,961	$3,961
Corporate stock	13,142	—	13,142
Mutual funds	48,645	91,085	139,730
Fixed income investments	2,065	462,149	464,214
Benefit Plan Assets	$63,852	$557,195	$621,047

Investments measured at net asset value ("NAV")			4,599
Total benefit plan assets			$625,646

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

The following table presents investments measured at fair value based on NAV per share as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
As of December 31, 2019
Hedge Funds & Private Equity	$2,083	(1) (2)	90 days	$—
Real Estate	—	(3)	90 days	—
Total investments measured at NAV	$2,083			$—

As of December 31, 2018
Hedge Funds & Private Equity	$4,599	(1) (2)	90 days	$—
Real Estate	—	(3)	90 days	—
Total investments measured at NAV	$4,599			$—

(1) Quarterly - hedge funds
(2) None - private equity
(3) Monthly

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. Expenses for defined contribution retirement plans were $12.6 million, $9.0 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE K—INCOME TAXES
The Company's deferred income taxes reflect the value of its net operating loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their amounts used for income tax calculations. Federal legislation known as The Tax Cuts and Jobs Acts ("Tax Act") was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from the previous rate of 35% to 21% effective January 1, 2018. The Tax Act also made broad and complex changes to the U.S. tax code, including, but not limited to a onetime tax on earnings of certain foreign subsidiaries, limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, bonus depreciation for full expensing of qualified property, and limitations on the deductibility of certain executive compensation. At December 31, 2017, the Company calculated the effects of the enactment of the Tax Act as written, and made an estimate of the effects on the existing deferred tax balances. The re-measurement of deferred tax balances in 2017 using the lower federal rates enacted by the Tax Act, resulted in a reduction in the Company's net deferred tax liability and the recognition of a deferred tax benefit as depicted by the change in the federal statutory tax rate included below. The Company continues to analyze and monitor the effects of the Tax Act on its operations.
At December 31, 2019, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $172.5 million, which do not expire but whose use is limited to 80% of taxable income in any given year. The deferred tax asset balance includes $3.4 million net of a $0.3 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets and cash contributions for its defined benefit pension plans. At December 31, 2019 and 2018, the Company determined that, based upon projections of taxable income, it was more likely than not that the NOL CF’s will be, accordingly, no allowance against these deferred tax assets was recorded. The Company had alternative minimum tax credits of $3.1 million which will be recovered over the next three years.

The significant components of the deferred income tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31
	2019	2018
Deferred tax assets:
Net operating loss carryforward and federal credits	$40,467	$55,760
Lease Obligation	9,070	—
Warrants	17,174	7,314
Post-retirement employee benefits	6,355	13,777
Employee benefits other than post-retirement	9,435	8,751
Inventory reserve	2,055	2,374
Deferred revenue	5,132	4,389
Other	9,309	5,333
Deferred tax assets	98,997	97,698
Deferred tax liabilities:
Accelerated depreciation	(192,651)	(189,719)
Partnership items	(6,088)	(5,850)
Operating lease assets	(9,051)	—
Goodwill	(4,916)	(620)
State taxes	(12,355)	(14,474)
Valuation allowance against deferred tax assets	(1,412)	(278)
Deferred tax liabilities	(226,473)	(210,941)
Net deferred tax (liability)	$(127,476)	$(113,243)

The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2019	2018	2017
Current taxes:
Federal	$1,332	$—	$9
Foreign	1	—	48
State	138	1,043	590
Deferred taxes:
Federal	14,155	15,642	27,625
Foreign	—	(63)	—
State	(3,677)	2,973	3,396
Change in federal statutory tax rates	—	—	(59,944)
Total deferred tax expense	10,478	18,552	(28,923)
Total income tax expense (benefit) from continuing operations	$11,589	$19,595	$(28,276)
Income tax expense (benefit) from discontinued operations	$360	$434	$(1,848)

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
Foreign income taxes	—%	(0.1)%	(0.5)%
State income taxes, net of federal tax benefit	1.4%	(0.2)%	(39.7)%
Tax effect of non-deductible warrant expense	(2.9)%	(1.5)%	(485.0)%
Tax effect of stock compensation	—%	(0.8)%	21.7%
Tax effect of other non-deductible expenses	1.7%	0.8%	(19.6)%
Change in federal and state tax laws	—%	—%	917.2%
Change to state statutory tax rates	(5.4)%	3.8%	—%
Other	0.4%	(0.6)%	3.5%
Effective income tax rate	16.2%	22.4%	432.6%

The income tax deductibility of the warrant expense is less than the expense required by GAAP because for tax purposes, the warrants are valued at a different time and under a different valuation method.
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	1.8%	2.6%	1.3%
Change in federal statutory tax rates	—%	—%	—%
Effective income tax rate	22.8%	23.6%	36.3%

The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist primarily of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2019, 2018 and 2017, the Company's unrecognized tax benefits were $0.0 million, $0.0 million and $0.0 million respectively. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2019, 2018 and 2017.
The Company began to file, effective in 2008, federal tax returns under a common parent of the consolidated group that includes ABX and all the wholly-owned subsidiaries. The returns for 2018, 2017 and 2016 related to the consolidated group remain open to examination. The consolidated federal tax returns prior to 2016 remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. Pemco and Omni filed returns on their own behalf prior to their acquisition by the Company. State and local returns filed for 2005 through 2018 are generally also open to examination by their respective jurisdictions, either in full or limited to net operating losses. The Company files tax returns with the Republic of Ireland for its leasing operations based in Ireland.

NOTE L—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of January 1, 2017	(77,088)	(1,301)	(1,477)	(79,866)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	3,116	63	—	3,179
Foreign currency translation adjustment	—	—	195	195
Amounts reclassified from accumulated other comprehensive income:
Plan curtailment and settlement	12,923		—	12,923
Actuarial costs (reclassified to salaries, wages and benefits)	7,778	283	—	8,061
Negative prior service cost (reclassified to salaries, wages and benefits)	—	(51)	—	(51)
Income Tax (Expense) or Benefit	(7,304)	(91)	(66)	(7,461)
Other comprehensive income (loss), net of tax	16,513	204	129	16,846
Balance as of December 31, 2017	(60,575)	(1,097)	(1,348)	(63,020)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(41,051)	117	—	(40,934)
Foreign currency translation adjustment	—	—	(171)	(171)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,547	219	—	3,766
Income Tax (Expense) or Benefit	9,037	(80)	40	8,997
Other comprehensive income (loss), net of tax	(28,467)	256	(131)	(28,342)
Balance as of December 31, 2018	(89,042)	(841)	(1,479)	(91,362)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	20,793	7	—	20,800
Foreign currency translation adjustment	—	—	(18)	(18)
Amounts reclassified from accumulated other comprehensive income:
Foreign currency loss	—	—	2,253	2,253
Actuarial costs (reclassified to salaries, wages and benefits)	15,528	172	—	15,700
Income Tax (Expense) or Benefit	(8,431)	(40)	(768)	(9,239)
Other comprehensive income (loss), net of tax	27,890	139	1,467	29,496
Balance as of December 31, 2019	(61,152)	(702)	(12)	(61,866)

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

	Year Ended December 31
	2019		2018		2017
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	969,928	$15.89	873,849	$12.30	1,040,569	$9.97
Granted	302,596	23.22	304,795	24.18	243,940	17.52
Converted	(291,064)	17.14	(205,616)	12.74	(320,810)	9.47
Expired	(7,900)	23.78	(500)	28.38	(82,050)	9.22
Forfeited	(9,728)	23.37	(2,600)	26.76	(7,800)	13.55
Outstanding at end of period	963,832	$17.67	969,928	$15.89	873,849	$12.30
Vested	476,389	$11.11	463,422	$10.25	441,424	$7.61

The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $22.80, $25.15 and $16.72 for 2019, 2018 and 2017, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $24.75, $31.60 and $20.18 for 2019, 2018 and 2017, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2019, 2018 and 2017 using daily stock prices and using the following variables:

	2019	2018	2017
Risk-free interest rate	2.5%	2.4%	1.7%
Volatility	35.6%	33.8%	34.7%
For the years ended December 31, 2019, 2018 and 2017, the Company recorded expense of $7.0 million, $5.0 million and $3.6 million, respectively, for stock incentive awards. At December 31, 2019, there was $6.7 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2019, none of the awards were convertible, 337,060 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,198,507 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2021.

NOTE N—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	December 31
	2019	2018	2017
Numerator:
Earnings from continuing operations - basic	$59,983	$67,883	$21,740
Gain from stock warrants revaluation, net of tax	(6,219)	(7,118)	—
Earnings from continuing operations - diluted	$53,764	$60,765	$21,740

Denominator:
Weighted-average shares outstanding for basic earnings per share	58,899	58,765	58,907
Common equivalent shares:
Effect of stock-based compensation awards and warrants	10,449	9,591	779
Weighted-average shares outstanding assuming dilution	69,348	68,356	59,686
Basic earnings per share from continuing operations	$1.02	$1.16	$0.37
Diluted earnings per share from continuing operations	$0.78	0.89	$0.36

Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 317,600 shares, 329,600 shares and 241,000 shares of restricted stock for 2019, 2018 and 2017, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
The determination of diluted earnings per share requires the exclusion of the fair value re-measurement of the stock warrants recorded as a liability (see Note D), if such warrants have an anti-dilutive effect on earnings per share. The dilutive effect of the weighted-average diluted shares outstanding is calculated using the treasury method for periods in which equivalent shares have a dilutive effect on earnings per share. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants recorded as a liability by the average stock price during the period and comparing that amount with the number of corresponding warrants outstanding.
The underlying warrants recorded as a liability as of December 31, 2019 and 2018 would have resulted in 39.5 million and 14.8 million additional shares of the Company's common stock, respectively, if the warrants were settled by tendering cash.
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution because their effect would have been anti-dilutive, were 7.8 million for the year ended December 31, 2017.
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

NOTE O—SEGMENT AND REVENUE INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft leasing operations. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI, charter service and passenger service agreements that the Company has with its customers. The Company's aircraft maintenance services, aircraft modification services, ground services and other services, are not large enough to constitute reportable segments and are combined in All other. Intersegment revenues are valued at arms-length market rates.
The Company's segment information from continuing operations is presented below (in thousands):

	Year Ended December 31
	2019	2018	2017
Total revenues:
CAM	$285,276	$228,956	$209,213
ACMI Services	1,078,288	548,839	614,741
All other	314,014	286,579	433,208
Eliminate inter-segment revenues	(225,395)	(172,029)	(188,962)
Total	$1,452,183	$892,345	$1,068,200
Customer revenues:
CAM	$168,106	$156,516	$140,434
ACMI Services	1,078,143	548,804	614,721
All other	205,934	187,025	313,045
Total	$1,452,183	$892,345	$1,068,200

ACMI Services revenues are generated from airline service agreements and are typically based on hours flown, the amount of aircraft operated and crew resources provided during a month. ACMI Services revenues are recognized over time using the invoice practical expedient as flight hours are performed for the customer. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are measured on a monthly basis and recorded to revenue in the corresponding month earned. Under CMI agreements, the Company's airlines have an obligation to provide integrated services including flight crews, aircraft maintenance and insurance for the customer's cargo network. Under ACMI agreements, the Company's airlines are also obligated to provide aircraft. Under CMI and ACMI agreements, customers are generally responsible for aviation fuel, landing fees, navigation fees and certain other flight expenses. When functioning as the customers' agent for arranging such services, the Company records amounts reimbursable from the customer as revenues net of the related expenses as the costs are incurred. Under charter agreements, the Company's airline is obligated to provide full services for one or more flights having specific origins and destinations. Under charter agreements in which the Company's airline is responsible for fuel, airport fees and all flight services, the related costs are recorded in operating expenses. Any sales commissions paid for charter agreements are generally expensed when incurred because the amortization period is less than one year. ACMI Services are invoiced monthly or more frequently. (There are no customer rewards programs associated with services offered by the Company nor does the Company sell passenger tickets or issue freight bills.)
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
The Company's ground services revenues include load transfer and sorting services, facility and equipment maintenance services. These revenues are recognized as the services are performed for the customer over time. Revenues from related facility and equipment maintenance services are recognized over time and at a point in time depending on the nature of the customer contracts.
The Company's external customer revenues from other activities for the years ending December 31, 2019, 2018 and 2017 are presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Aircraft maintenance, modifications and part sales	$117,772	$117,832	$106,767
Ground services	69,596	66,567	204,151
Other, including aviation fuel sales	18,566	2,626	2,127
Total customer revenues	$205,934	$187,025	$313,045

CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 10% of CAM's leases to external customers contain purchase options at projected market values. As of December 31, 2019, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $186.8 million, $178.2 million, $152.0 million, $110.1 million and $75.5 million, respectively, for each of the next 5 years ending December 31, 2024 and $186.2 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. The Company recognized $2.8 million of non lease revenue that was reported in deferred revenue at the beginning of the year, compared to $9.3 million in 2018. Deferred revenue was $3.0 million and $3.1 million at December 31, 2019 and 2018, respectively, for contracts with customers.
The Company had revenues of approximately $716.9 million, $231.8 million and $170.1 million for 2019, 2018 and 2017, respectively, derived primarily from aircraft leases in foreign countries, routes with flights departing from or arriving in foreign countries or aircraft maintenance and modification services performed in foreign countries. All revenues from the CMI agreement with DHL and the ATSA agreement with ASI are attributed to U.S. operations. As of December 31, 2019 and 2018, the Company had 20 and 23 aircraft, respectively, deployed outside of the United States.

Effective January 1, 2018, the Company adopted Topic 606 for revenue recognition using a modified retrospective approach, under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years. The effects of Topic 606 on the Company's customer revenues and earnings are summarized below for the year of adoption:

	For the year ended December 31, 2018
	As Reported	Without Topic 606	Increase (decrease)
Revenue
CAM	$156,516	$156,516	$—
ACMI Services	548,804	743,112	(194,308)
All other	187,025	350,012	(162,987)
Total Revenue	892,345	1,249,640	(357,295)
Operating Expense	781,327	1,138,462	(357,135)
Earnings (Loss) from Continuing Operations before Income Taxes	87,478	87,638	(160)
Income Tax Benefit (Expense)	(19,595)	(19,559)	(36)
Income from Continuing Operations	$67,883	$68,079	$(196)

The Company's other segment information from continuing operations is presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Depreciation and amortization expense:
CAM	$158,470	$126,856	$108,106
ACMI Services	96,191	49,068	41,929
All other	2,871	2,971	4,521
Total	$257,532	$178,895	$154,556
Interest expense
CAM	38,300	21,819	15,585
ACMI Services	24,950	6,269	810
Segment earnings (loss):
CAM	$68,643	$65,576	$61,510
ACMI Services	32,055	11,448	7,747
All other	13,422	11,170	13,748
Net unallocated interest expense	(3,024)	(460)	(512)
Net gain (loss) on financial instruments	(12,302)	7,296	(79,789)
Transaction fees	(373)	(5,264)	—
Other non-service components of retiree benefit costs, net	(9,404)	8,180	(6,105)
Loss from non-consolidated affiliate	(17,445)	(10,468)	(3,135)
Pre-tax earnings from continuing operations	$71,572	$87,478	$(6,536)

In previous years, the Company disclosed reportable segments for "Ground Services" and "MRO Services" which included aircraft maintenance and modification businesses. Due to the relative size of these business units and organizational changes, Ground Services and MRO Services and no longer reportable segments.

The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	December 31
	2019	2018	2017
Assets:
CAM	$1,857,687	$1,577,182	$1,192,890
ACMI Services	830,620	759,131	189,379
Discontinued operations	1,499	—	—
All other	130,372	134,272	166,575
Total	$2,820,178	$2,470,585	$1,548,844

During 2019, the Company had capital expenditures for property and equipment of $87.2 million and $368.8 million for the ACMI Services and CAM, respectively.

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

	December 31
	2019	2018
Assets
Pension assets, net of obligations	1,499	—
Total Assets	1,499	—

Liabilities
Employee compensation and benefits	$15,189	$16,807
Post-retirement	—	846
Total Liabilities	$15,189	$17,653

During 2019 and 2018, pre-tax earnings from discontinued operations were $1.6 million and $1.8 million, respectively. Pre-tax results from discontinued operations were losses of $5.1 million during 2017.

NOTE Q—INVESTMENTS IN NON-CONSOLIDATED AFFILIATES (Unaudited)
As described in Note C, the Company had investments in two non-consolidated affiliates. While management considers the Company's participation in these non-consolidated affiliates as potentially beneficial to future operating results, such participation is not essential to the Company. The following table presents combined condensed information from the statements of operations of the Company's non-consolidated affiliates (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues	$114,265	$202,028	$172,526
Expenses	(143,775)	(228,169)	(196,334)
Income (Loss)	$(29,510)	$(26,141)	$(23,808)

The following table presents combined condensed balance sheet information for our unconsolidated affiliates (in thousands):

	December 31,
	2019	2018
Current assets	$64,392	$64,262
Non current assets	213,940	80,724
Current liabilities	(155,451)	(38,938)
Non current liabilities	(123,837)	(102,657)
Equity	$956	$(3,391)

NOTE R—QUARTERLY RESULTS (Unaudited)
The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019 (1)
Revenues from continuing operations	$348,183	$334,576	$366,073	$403,351
Operating income from continuing operations	46,528	37,482	40,766	52,221
Net earnings (loss) from continuing operations	22,634	(26,632)	105,085	(41,104)
Net earnings from discontinued operations	31	31	243	914
Weighted average shares:
Basic	58,838	58,909	58,919	58,929
Diluted	60,437	58,909	68,718	58,929
Earnings (loss) per share from continuing operations
Basic	$0.38	$(0.45)	$1.78	$(0.70)
Diluted	$0.25	$(0.45)	$0.19	$(0.70)
2018 (2)
Revenues from continuing operations	$203,040	$203,607	$204,919	$280,779
Operating income from continuing operations	27,643	23,898	26,827	32,650
Net earnings (loss) from continuing operations	15,682	24,464	32,933	(5,196)
Net earnings (loss) from discontinued operations	196	170	170	866
Weighted average shares:
Basic	58,840	58,739	58,739	58,740
Diluted	59,558	68,363	68,323	58,740
Earnings (loss) per share from continuing operations
Basic	$0.27	$0.42	$0.56	$(0.09)
Diluted	$0.26	$0.21	$0.24	$(0.09)

1.
During 2019, the Company recorded a $4.5 million gain, a $35.9 million loss, a $92.0 million gain and a $72.9 million loss on the remeasurement of financial instruments, primarily related to the warrants issued to Amazon for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively.

2.
During 2018, the Company recorded a $0.9 million loss, a $11.7 million gain, a $17.9 million gain and a $21.4 million gain on the remeasurement of financial instruments, primarily related to the warrants issued to Amazon for the quarters ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on management’s assessment of those criteria, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal controls over financial reporting as of December 31, 2019 has been audited by our independent registered accounting firm as stated in its attestation report that follows this report.

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Air Transport Services Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company's adoption of new accounting standards and an emphasis of a matter paragraph regarding the Company's three principal customers.
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
March 2, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Election of Directors,” “Beneficial Ownership of Common Shares --Delinquent Section 16(a) Reports” and “Corporate Governance and Board Matters.”
Executive Officers
The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Joseph C. Hete	65
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

Quint O. Turner	57
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

Richard F. Corrado	60
President, Air Transport Services Group, Inc. since September 2019. Chief Operating Officer, Air Transport Services Group, Inc., from September 2017 to September 2019. President of Cargo Aircraft Management Inc., since April 2010. President of Airborne Global Solutions, Inc. since July 2010. Mr. Corrado was Chief Commercial Officer, Air Transport Services Group, Inc., from April 2010 to September 2017

Before joining ATSG, Mr. Corrado was President of Transform Consulting Group from July 2006 through March 2010 and Chief Operating Officer of AFMS Logistics Management from February 2008 through March 2010. He was Executive Vice President of Air Services and Business Development for DHL Express from September 2003 through June of 2006; and Senior Vice President of Marketing for Airborne Express from August 2000 through August 2003.

Edward J. Koharik	49
Chief Operating Officer, Air Transport Services Group, Inc. since September 2019. Before joining ATSG, Mr. Koharik served as Vice President of FlightSafety International, a global provider of flight training for commercial, business and military aviation professionals and flight simulation equipment, from January 2019 to September 2019. He was the General Manager and Executive Director of FlightSafety International Visual Systems from 2015 to 2018. He served as the Enterprise Readiness Center Chief for the U.S. Transportation Command from 2011 to 2015.

W. Joseph Payne	56
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

Michael L. Berger	58
Chief Commercial Officer, Air Transport Services Group, Inc. and President of Airborne Global Solutions since February 2018. Before joining ATSG, Mr. Berger was Chief Commercial Officer for Dicom Transportation group of Canada from March 2017 through February 2018. Mr. Berger was Global Head of Sales for TNT Express based in Amsterdam from September 2014 through February 2017.
Mr. Berger joined Airborne Express in 1986 and worked 28 years for Airborne Express and its successor, DHL Express where he held many roles including Head of Sales for the United States.

The executive officers of the Company are appointed annually at the Board of Directors meeting held in conjunction with the annual meeting of stockholders and serve at the pleasure of the Board of Directors. There are no family relationships between any directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are incorporated herein by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this report:

(1)	Consolidated Financial Statements
The following are filed in Part II, item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2019	$1,443,805	$2,277,217	$2,746,140	$974,882
December 31, 2018	2,445,310	596,000	1,597,505	1,443,805
December 31, 2017	1,264,211	1,184,099	3,000	2,445,310
All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation

3.1	Restated Certificate of Incorporation of Air Transport Services Group, Inc. (31)

3.2	First Amendment to Restated Certificate of Incorporation of Air Transport Services Group, Inc. (34)

3.3	Amended and Restated Bylaws of Air Transport Services Group, Inc. (16)

Instruments defining the rights of security holders

4.1	Indenture, dated September 29, 2017, by and between Air Transport Services Group, Inc. and U.S. Bank National Association. (28)

4.2	Form of 1.125% Convertible Senior Note due 2024 (included in Exhibit 4.1). (28)

4.3	Description of Capital Stock registered under the Securities Exchange Act, filed herewith.

4.4	Indenture, dated January 28, 2020, by and among Cargo Aircraft Management, Inc., Air Transport Services Group, Inc., the guarantors named therein and Regions Bank, as trustee (37)

4.5	Form of 4.750% Senior Notes due 2028 (included in Exhibit 4.4). (37)

Material Contracts

10.1	Director compensation fee summary. (8)
10.2	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (2)

10.3	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (3)

10.4	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (4)

10.5	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (5)

10.6	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (7)

10.7	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (7)

10.8	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009 (6), as amended by Amendment to the Guaranty dated as of January 14, 2015 (20)

10.9	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.10	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.11	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (18)

10.12	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (10)

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

10.62
Second Amended and Restated Credit Agreement, dated as of November 9, 2018, among Cargo Aircraft Management, Inc., as borrower; Air Transport Services Group, Inc.; the lenders from time to time party thereto; SunTrust Bank, as Administrative Agent; Bank of America, N.A. and PNC Bank, National Association, as Co-Syndication Agents; and Regions Bank, JPMorgan Chase Bank, N.A. and Branch Banking and Trust Company, as Co-Documentation Agents. (32)

10.63
Second Amended and Restated Guarantee and Collateral Agreement made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent, dated as of November 9, 2018. (32)

10.64
Purchase and Sale Agreement, by and among Air Transport Services Group, Inc. and the Sellers and the Sellers' Representative Named Herein, dated as of October 1, 2018. Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule. (32)

10.65
Investment Agreement, dated as of December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (32)

10.66
Warrant to Purchase Common Stock, issued December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (32)

10.67
Amended and Restated Stockholders Agreement, dated as of December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (33)

10.68
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 13, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the Guarantors party hereto; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (35)

10.69
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 24, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (35)

10.70
Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 4, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (36)

10.71
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of January 28, 2020, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party thereto as Lenders; and SunTrust Bank, in its capacity as Administrative Agent. (37)

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

(8)
Incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed March 29, 2019 with the Securities and Exchange Commission.

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

(21)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.

(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016.

(24)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2016.

(25)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 27, 2016.

(26)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2017.

(27)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 2017.

(28)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 29, 2017.

(29)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 2017.

(30)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017.

(31)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2018.

(32)	Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

(33)	Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 29, 2019.

(34)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2019.

(35)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 29, 2019.

(36)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 6, 2019.

(37)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 28, 2020.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	Chief Executive Officer (Principal Executive Officer)	March 2, 2020
Joseph C. Hete
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ RANDY D. RADEMACHER	Director and Chairman of the Board	March 2, 2020
Randy D. Rademacher

/S/ RICHARD M. BAUDOUIN	Director	March 2, 2020
Richard M. Baudouin

/S/ JOSEPH C. HETE	Director and Chief Executive Officer (Principal Executive Officer)	March 2, 2020
Joseph C. Hete

/S/ RAYMOND E. JOHNS JR.	Director	March 2, 2020
Raymond E. Johns, Jr.

/S/ LAURA J. PETERSON	Director	March 2, 2020
Laura J. Peterson

/S/ J. CHRISTOPHER TEETS	Director	March 2, 2020
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 2, 2020
Jeffrey J. Vorholt

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2020
Quint O. Turner