Form 10-Q
period 2020-03-31
Air Transport Services Group, Inc.
filed 2020-05-11
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of May 11, 2020, there were 59,590,270 shares of the registrant’s common stock outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in the Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020.
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

FORWARD LOOKING STATEMENTS
Statements contained in this Quarterly report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). Words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2019 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$71,063	$46,201
Accounts receivable, net of allowance of $1,324 in 2020 and $975 in 2019	166,993	162,870
Inventory	43,278	37,397
Prepaid supplies and other	26,027	20,323
TOTAL CURRENT ASSETS	307,361	266,791
Property and equipment, net	1,835,176	1,766,020
Customer incentive	141,821	146,678
Goodwill and acquired intangibles	524,795	527,654
Operating lease assets	48,698	44,302
Other assets	62,189	68,733
TOTAL ASSETS	$2,920,040	$2,820,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$136,781	$141,094
Accrued salaries, wages and benefits	49,328	59,429
Accrued expenses	19,716	17,586
Current portion of debt obligations	13,773	14,707
Current portion of lease obligations	13,340	12,857
Unearned revenue	20,863	17,566
TOTAL CURRENT LIABILITIES	253,801	263,239
Long term debt	1,546,867	1,469,677
Stock warrant obligations	265,104	383,073
Post-retirement obligations	33,021	36,744
Long term lease obligations	34,642	30,334
Other liabilities	50,324	49,293
Deferred income taxes	136,978	127,476
TOTAL LIABILITIES	2,320,737	2,359,836
Commitments and contingencies (Note I)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 59,623,195 and 59,329,431 shares issued and outstanding in 2020 and 2019, respectively	596	593
Additional paid-in capital	476,423	475,720
Retained earnings	183,400	45,895
Accumulated other comprehensive loss	(61,116)	(61,866)
TOTAL STOCKHOLDERS’ EQUITY	599,303	460,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,920,040	$2,820,178

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
REVENUES	$389,277	$348,183
OPERATING EXPENSES
Salaries, wages and benefits	125,531	99,341
Depreciation and amortization	69,342	62,637
Maintenance, materials and repairs	41,677	44,538
Fuel	43,799	34,950
Contracted ground and aviation services	14,349	15,598
Travel	21,657	20,098
Landing and ramp	2,745	3,048
Rent	3,486	3,753
Insurance	1,668	1,911
Transaction fees	—	373
Other operating expenses	15,216	15,408
	339,470	301,655
OPERATING INCOME	49,807	46,528
OTHER INCOME (EXPENSE)
Interest income	112	96
Non-service component of retiree benefit gains (costs)	2,898	(2,351)
Net gain on financial instruments	107,044	4,500
Loss from non-consolidated affiliate	(2,764)	(3,816)
Interest expense	(16,323)	(17,390)
	90,967	(18,961)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	140,774	27,567
INCOME TAX EXPENSE	(7,041)	(4,933)
EARNINGS FROM CONTINUING OPERATIONS	133,733	22,634
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	3,772	31
NET EARNINGS	$137,505	$22,665

BASIC EARNINGS PER SHARE
Continuing operations	$2.27	$0.38
Discontinued operations	0.06	0.01
TOTAL BASIC EARNINGS PER SHARE	$2.33	$0.39

DILUTED EARNINGS PER SHARE
Continuing operations	$0.84	0.25
Discontinued operations	0.06	—
TOTAL DILUTED EARNINGS PER SHARE	$0.90	0.25

WEIGHTED AVERAGE SHARES
Basic	59,040	58,838
Diluted	67,947	60,437

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
NET EARNINGS	$137,505	$22,665
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	726	2,951
Defined Benefit Post-Retirement	24	33
Foreign Currency Translation	—	(5)

TOTAL COMPREHENSIVE INCOME, net of tax	$138,255	$25,644

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JANUARY 1, 2019	59,134,173	$591	$471,158	$56,051	$(91,362)	$436,438
Stock-based compensation plans
Grant of restricted stock	125,200	2	(2)			—
Issuance of common shares, net of withholdings	91,953	1	(1,385)			(1,384)
Cumulative effect in change in accounting principle				(71,358)		(71,358)
Amortization of stock awards and restricted stock			1,474			1,474
Total comprehensive income				22,665	2,979	25,644
BALANCE AT MARCH 31, 2019	59,351,326	$594	$471,245	$7,358	$(88,383)	$390,814

BALANCE AT JANUARY 1, 2020	59,329,431	593	475,720	45,895	(61,866)	$460,342
Stock-based compensation plans
Grant of restricted stock	200,500	2	(2)			—
Issuance of common shares, net of withholdings	93,264	1	(1,116)			(1,115)
Amortization of stock awards and restricted stock			1,821			1,821
Total comprehensive income				137,505	750	138,255
BALANCE AT MARCH 31, 2020	59,623,195	596	476,423	183,400	(61,116)	599,303

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES:
Net earnings from continuing operations	$133,733	$22,634
Net earnings from discontinued operations	3,772	31
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	77,001	69,579
Pension and post-retirement	972	3,925
Deferred income taxes	7,947	4,705
Amortization of stock-based compensation	1,821	1,474
Loss from non-consolidated affiliates	2,764	3,816
Net gain on financial instruments	(107,044)	(4,500)
Changes in assets and liabilities:
Accounts receivable	(4,123)	15,754
Inventory and prepaid supplies	(4,543)	(4,441)
Accounts payable	6,169	2,206
Unearned revenue	3,604	3,080
Accrued expenses, salaries, wages, benefits and other liabilities	(17,742)	(9,267)
Pension and post-retirement assets	(5,483)	(2,252)
Other	186	658
NET CASH PROVIDED BY OPERATING ACTIVITIES	99,034	107,402
INVESTING ACTIVITIES:
Expenditures for property and equipment	(143,495)	(91,856)
Proceeds from property and equipment	32	—
Acquisitions and investments in businesses, net of cash acquired	(3,049)	(15,844)
NET CASH USED IN INVESTING ACTIVITIES	(146,512)	(107,700)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(499,064)	(7,969)
Proceeds from borrowings	80,000	—
Proceeds from bond issuance	500,000	—
Payments for financing costs	(7,481)	—
Other financing payments	—	(264)
Withholding taxes paid for conversion of employee stock awards	(1,115)	(1,384)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	72,340	(9,617)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,862	(9,915)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,201	59,322
CASH AND CASH EQUIVALENTS AT END OF YEAR	$71,063	$49,407

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$8,864	$16,925
Federal alternative minimum and state income taxes paid	$48	$—
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$27,914	$15,812
See notes to condensed to consolidated financial statements.

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
Basis of Presentation
The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and such principles are applied on a basis consistent with the financial statements reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of management, but actual results could differ materially from those estimates.
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
COVID-19 Uncertainties
In late 2019, an outbreak of a coronavirus, COVID-19, was identified in China and has since spread globally, becoming a pandemic. The pandemic has had an impact on our operations and financial results. Beginning in late February 2020, revenues were negatively impacted when customers began canceling scheduled passenger flights and the Company began to incur additional costs, including expenses to protect employees. Additionally, disruptions to the Company's operations, such as shortages of personnel, shortages of parts, maintenance delays, shortages of transportation and hotel accommodations for flight crews, facility closures and other issues can be caused by the pandemic.
The extent of the impact that the coronavirus pandemic will have on future financial and operational results will depend on developments, including the duration, spread, severity and any recurrence of the COVID-19 virus; the duration and scope of government orders and restrictions; and the extent of the pandemic on overall economic conditions. These are highly uncertain. If the cornavirus pandemic persists or reemerges or expectations of operating cash flows decline significantly, the value of airframes, engines and certain intangible assets could decline significantly for the foreseeable future. If such circumstances occur or appear likely to occur, the Company may need to impair the carrying value of certain recorded assets.
Currently, the pandemic has not had a significant financial impact on the Company's leasing business or its airline operations for customers' freight networks. Management believes that the Company's current cash balances and forecasted cash flows provided from its customer leases and operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending and scheduled debt payments for at least the next 12 months.
Accounting Standards Updates
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
The Company adopted "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ("ASU 2016-13") on January 1, 2020. Under ASU 2016-13, an entity is required to utilize an “expected credit loss model” on certain financial instruments, including trade receivables. This model requires an entity to estimate expected credit losses over the lifetime of the financial asset including trade receivables that are not past due. Operating lease receivables are not within the scope of Topic 326. The Company's adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements or related disclosures.

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill, by operating segment, are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2019	$153,290	$234,571	$8,113	$395,974
Carrying value as of March 31, 2020	$153,290	$234,571	$8,113	$395,974

The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2019	$9,000	$122,680	$131,680
Amortization	—	(2,859)	(2,859)
Carrying value as of March 31, 2020	$9,000	$119,821	$128,821

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
Stock warrants issued to a lessee (see Note C) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligations and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2019	$146,678
Amortization	(4,857)
Carrying value as of March 31, 2020	$141,821

In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, West Atlantic UK and West Atlantic Sweden, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. In April 2019, West issued additional shares to a new investor in conjunction with a capital investment and purchase agreement which reduced the Company's ownership to approximately 10% and reduced the Company's influence over West. West leases three Boeing 767 aircraft from the Company.
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2020. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. During the first three months of

2020 and 2019, the Company contributed $3.0 million and $3.8 million to the joint venture, respectively. The Company accounts for its investment in the aircraft conversion joint venture under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates' operating results.
The carrying value of West and the joint venture totaled $11.2 million and $10.9 million at March 31, 2020 and December 31, 2019, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 11% and 15% of the Company's consolidated revenues from continuing operations for the three month periods ending March 31, 2020 and 2019, respectively. The Company’s balance sheets include accounts receivable with DHL of $5.4 million and $12.7 million as of March 31, 2020 and December 31, 2019, respectively.
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
In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement, Amazon was issued warrants for 14.8 million common shares which could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above for the 2016 agreements.  Warrants for 11.1 million common shares vested as existing leases were extended and six additional aircraft leases were executed and added to the ATSA operations. More of these warrants will vest as four additional aircraft leases were executed. These new warrants will expire if not exercised within seven years from their issuance date. They have an exercise price of $21.53 per share.
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
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for financial instruments. Warrant obligations are marked to fair value at the end of each reporting period. The value of warrants is recorded as a customer incentive asset if it is probable of vesting at the time of grant and further changes in the fair value of warrant obligations are recorded to earnings. Upon a warrant vesting event, the customer incentive asset is amortized as a reduction of revenue over the duration of the related revenue contract.
As of March 31, 2020, the Company's liabilities reflected 14.8 million warrants from the 2016 Investment Agreement having a fair value of $129.7 million and 24.7 million warrants from the 2018 Amazon agreements having a fair value of $135.4 million. During the three month periods ended March 31, 2020 and 2019, the re-measurements of all the warrants to fair value resulted in net non-operating gains of $118.0 million and $8.3 million before the effect of income taxes, respectively.
Revenues from Amazon comprised approximately 29% and 18% of the Company's consolidated revenues from continuing operations for the three month periods ending March 31, 2020 and 2019, respectively. The Company’s balance sheets include accounts receivable with Amazon of $46.8 million and $50.1 million as of March 31, 2020 and December 31, 2019, respectively.
The Company's earnings in future periods will be impacted by the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.

DoD
The Company is a provider of cargo and passenger airlift services to the DoD. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the DoD were approximately 30% and 37% of the Company's total revenues from continuing operations for the years ended March 31, 2020 and 2019, respectively. The Company's balance sheets included accounts receivable with the DoD of $59.4 million and $44.5 million as of March 31, 2020 and December 31, 2019, respectively.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2020	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$957	$—	$957
Total Assets	$—	$957	$—	$957
Liabilities
Interest rate swap	$—	$(19,052)	$—	$(19,052)
Stock warrant obligations	—	(227,082)	(38,022)	(265,104)
Total Liabilities	$—	$(246,134)	$(38,022)	$(284,156)

As of December 31, 2019	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,129	$—	$1,129
Interest rate swap	—	111	—	111
Total Assets	$—	$1,240	$—	$1,240
Liabilities
Interest rate swap	$—	$(8,237)	$—	$(8,237)
Stock warrant obligation	—	(340,767)	(42,306)	(383,073)
Total Liabilities	$—	$(349,004)	$(42,306)	$(391,310)

As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $72.4 million less than the carrying value, which was $1,560.6 million at March 31, 2020. As of December 31, 2019, the fair value of the Company’s debt obligations was approximately $2.7 million less than the carrying value, which was $1,484.4 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Flight equipment	$2,649,370	$2,598,113
Ground equipment	60,400	59,628
Leasehold improvements, facilities and office equipment	34,173	33,649
Aircraft modifications and projects in progress	297,791	220,827
	3,041,734	2,912,217
Accumulated depreciation	(1,206,558)	(1,146,197)
Property and equipment, net	$1,835,176	$1,766,020

CAM owned aircraft with a carrying value of $887.1 million and $889.3 million that were under leases to external customers as of March 31, 2020 and December 31, 2019, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Unsubordinated term loan	$622,751	$626,277
Revolving credit facility	217,900	632,900
Senior notes	492,675	—
Convertible debt	215,663	213,461
Other financing arrangements	11,651	11,746
Total debt obligations	1,560,640	1,484,384
Less: current portion	(13,773)	(14,707)
Total long term obligations, net	$1,546,867	$1,469,677

The Company utilizes a syndicated credit agreement ("Senior Credit Agreement") which includes an unsubordinated term loan and a revolving credit facility. In November 2019, the Senior Credit Agreement was amended to increase the maximum revolver capacity from $645.0 million to $750.0 million, combine two terms loans into one loan and reduce the interest rate spread of the LIBOR based financing at various ratios of the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). This amendment also extended the agreement to November 2024 provided certain liquidity measures are maintained during 2024, and added incremental accordion capacity based on debt ratios. In January 2020, the Company chose to lower the maximum revolver capacity to $600.0 million in conjunction with the issuance of senior unsecured notes. As of March 31, 2020, the unused revolving credit facility available to the Company at the trailing twelve month EBITDA level was $297.0 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
The balance of the unsubordinated term loan is net of debt issuance costs of $8.3 million and $8.7 million as of March 31, 2020 and December 31, 2019, respectively. The balance of the Senior Notes is net of debt issuance costs of $7.3 million as of March 31, 2020. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan, Senior Notes and revolving credit facility bear variable interest rates of 2.865%, 4.75% and 2.805%, respectively.

The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain collateral coverage equal to 115% of the outstanding balance of the term loan and the total funded revolving credit facility. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment of $600.0 million.
The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under 3.00 times, after giving effect to the dividend or repurchase. The Senior Credit Agreement contains covenants, including a maximum permitted total debt to EBITDA ratio, a fixed charge covenant ratio requirement, limitations on certain additional indebtedness, and on guarantees of indebtedness. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.
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
In September 2017, the Company issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 ("Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15, beginning April 15, 2018. The Convertible Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The Convertible Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. Conversion of the Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning in any calendar quarter commencing after December 31, 2017 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the Convertible Notes can require the Company to repurchase their notes at the cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest.
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

	March 31,	December 31,
	2020	2019
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(4,625)	(4,864)
Unamortized discount	(38,462)	(40,425)
Convertible debt	215,663	213,461

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

		March 31, 2020		December 31, 2019
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	18,750	(130)	20,625	111
May 30, 2021	1.703%	18,750	(243)	20,625	(25)
December 31, 2021	2.706%	144,375	(5,889)	146,250	(3,242)
March 31, 2022	1.900%	50,000	(1,617)	50,000	(408)
March 31, 2022	1.950%	75,000	(2,496)	75,000	(696)
March 31, 2023	2.425%	146,250	(8,677)	148,125	(3,866)

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net loss on derivatives of $10.9 million and $3.8 million for the three month periods ending March 31, 2020 and 2019, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES
CARES Act
The Company's airline subsidiaries, OAI and ATI, each submitted an application to the Secretary of the Treasury for a grant of funds pursuant to the payroll support program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On April 24, 2020, OAI was notified by the U.S. Department of the Treasury that its application for funds under the payroll support program had been approved on a preliminary basis. OAI expects to receive total funding of approximately $67 million to be paid in installments through September 2020. ATI’s application for a grant under the payroll support program remains pending at this time. As a condition to receiving the funds, OAI and ATI must agree to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020; limit, on behalf of themselves and their affiliate air carriers, executive compensation through March 24, 2022; maintain certain air transportation service through March 1, 2022 as may be required by the U.S. Department of Transportation pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements. In addition, the Company may not pay dividends or repurchase its shares through September 30, 2021.
Lease Commitments
The Company leases property, five aircraft, aircraft engines and other types of equipment under operating leases. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to seven years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the first three months of 2020 and 2019, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $12.9 million and $1.1 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at March 31, 2020 was 4.06% compared to 4.7% at December 31, 2019. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.7 years and 4.6 years as of March 31, 2020 and December 31, 2019, respectively.

For the three month periods ended March 31, 2020 and 2019, cash payments against operating lease liabilities were $3.9 million and $5.2 million, respectively. As of March 31, 2020, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2020	$11,682
2021	12,054
2022	8,336
2023	7,608
2024	6,398
2025 and beyond	6,341
Total undiscounted cash payments	52,419
Less: amount representing interest	(4,437)
Present value of future minimum lease payments	47,982
Less: current obligations under leases	13,340
Long-term lease obligation	$34,642

The Company expects to lease one additional passenger aircraft and additional facilities commencing later in 2020 that are not reflected in the table above.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of March 31, 2020, the Company had 12 aircraft that were in or awaiting the modification process. As of March 31, 2020, the Company had placed non-refundable deposits of $15.0 million to purchase ten more Boeing 767-300 passenger aircraft through 2021. As of March 31, 2020, the Company's commitments to acquire and convert aircraft totaled $302.2 million through 2021.
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

Employees Under Collective Bargaining Agreements
As of March 31, 2020, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.1%
ATI	Air Line Pilots Association	8.3%
OAI	International Brotherhood of Teamsters	7.0%
ATI	Association of Flight Attendants	0.9%
OAI	Association of Flight Attendants	7.1%

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
The Company’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2020	2019	2020	2019
Service cost	$—	$—	$35	$27
Interest cost	6,970	7,825	23	37
Expected return on plan assets	(11,168)	(9,477)	—	—
Amortization of net loss	941	3,882	31	43
Net periodic benefit (income) loss	$(3,257)	$2,230	$89	$107

During the three month period ending March 31, 2020, the Company contributed $1.3 million to the pension plans. The Company expects to contribute an additional $9.6 million during the remainder of 2020.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2020 have been estimated utilizing a 24% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period.
During 2020, the Company recorded discrete tax items for the conversion of employee stock awards and gains and losses on warrant revaluations which were not subject to tax. As a result of these differences in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles, the Company's effective tax rate for the first three months of 2020 was 5.0%. The final effective tax rate for the year 2020 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three month periods ending March 31, 2020 and 2019 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of January 1, 2019	(89,042)	(841)	(1,479)	(91,362)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,882	43	—	3,925
Income Tax (Expense) or Benefit	(931)	(10)	2	(939)
Other comprehensive income (loss), net of tax	2,951	33	(5)	2,979
Balance as of March 31, 2019	(86,091)	(808)	(1,484)	(88,383)

Balance as of January 1, 2020	$(61,152)	$(702)	$(12)	$(61,866)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	941	31	—	972
Income Tax Expense	(215)	(7)	—	(222)
Other comprehensive income, net of tax	726	24	—	750
Balance as of March 31, 2020	(60,426)	(678)	(12)	(61,116)

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

	Three Months Ended
	March 31, 2020		March 31, 2019
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	963,832	$17.67	969,928	$15.89
Granted	435,254	18.86	276,496	23.24
Converted	(128,463)	19.06	(130,764)	16.74
Expired	(1,000)	19.40	—	—
Forfeited	—	—	—	—
Outstanding at end of period	1,269,623	$17.94	1,115,660	$17.61
Vested	353,023	$8.25	337,060	$8.04

The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2020 was $18.39, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2020 was $20.41. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 0.7% and a volatility of 35.0% based on volatility over three years using daily stock prices.
For the three month periods ended March 31, 2020 and 2019, the Company recorded expense of $1.8 million and $1.5 million, respectively, for stock incentive awards. At March 31, 2020, there was $13.5 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2020, none of the awards were convertible, 353,023 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,570,298 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2022.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending March 31,
	2020	2019
Numerator:
Earnings from continuing operations - basic	$133,733	$22,634
Gain from stock warrants revaluation, net of tax	(76,361)	(7,653)
Earnings from continuing operations - diluted	$57,372	$14,981

Denominator:
Weighted-average shares outstanding for basic earnings per share	59,040	58,838
Common equivalent shares:
Effect of stock-based compensation awards and warrants	8,907	1,599
Weighted-average shares outstanding assuming dilution	67,947	60,437
Basic earnings per share from continuing operations	$2.27	$0.38
Diluted earnings per share from continuing operations	$0.84	0.25

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
The underlying warrants recorded as a liability as of March 31, 2020 and 2019 would have resulted in 39.5 million and 39.5 million additional shares of the Company's common stock, respectively, if the warrants were settled by tendering cash.
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution because their effect would have been anti-dilutive, were 9.2 million for the three month period ended March 31, 2019.

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
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending
	March 31,
	2020	2019
Total revenues:
CAM	$74,163	$70,350
ACMI Services	284,165	257,956
All other	80,036	67,362
Eliminate inter-segment revenues	(49,087)	(47,485)
Total	$389,277	$348,183
Customer revenues:
CAM	$46,736	$41,609
ACMI Services	284,161	257,953
All other	58,380	48,621
Total	$389,277	$348,183

ACMI Services revenues are generated from airline service agreements and are typically based on hours flown, cycles operated, the number of aircraft operated and crew resources provided during a month. ACMI Services revenues are recognized over time using the invoice practical expedient as flight hours are performed for the customer. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are measured on a monthly basis and recorded to revenue in the corresponding month earned. Under CMI agreements, the Company's airlines have an obligation to provide integrated services including flight crews, aircraft maintenance and insurance for the customer's cargo network. Under ACMI agreements, the Company's airlines are also obligated to provide aircraft. Under CMI and ACMI agreements, customers are generally responsible for aviation fuel, landing fees, navigation fees and certain other flight expenses. When functioning as the customers' agent for arranging such services, the Company records amounts reimbursable from the customer as revenues net of the related expenses as the costs are incurred. Under charter agreements, the Company's airline is obligated to provide full services for one or more flights having specific origins and destinations. Under charter agreements in which the Company's airline is responsible for fuel, airport fees and all flight services, the related costs are recorded in operating expenses. Any sales commissions paid for charter agreements are generally expensed when incurred because the amortization period is less than one year. ACMI Services are invoiced monthly or more frequently. (There are no customer rewards programs associated with services offered by the Company nor does the Company sell passenger tickets or issue freight bills.)
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
The Company's external customer revenues from other activities for the three month periods ended March 31, 2020 and 2019 are presented below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Aircraft maintenance, modifications and part sales	$33,835	$33,981
Ground services	14,609	13,938
Other, including aviation fuel sales	9,936	702
Total customer revenues	$58,380	$48,621

CAM's aircraft lease revenues are recognized as operating leases on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 11% of CAM's leases to external customers contain purchase options at projected market values. As of March 31, 2020, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $143.6 million for the remainder of 2020, $182.8 million, $156.6 million, $114.7 million, and $80.1 million, respectively, for each of the next four years ending December 31, 2024 and $195.5 million thereafter. As of December 31, 2019, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $186.8 million, $178.2 million, $152.0 million, $110.1 million and $75.5 million, respectively, for each of the next 5 years ending December 31, 2024 and $186.2 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. During the three month periods ending March 31, 2020 and 2019, the Company recognized $2.7 million and $2.7 million of non lease revenue that was reported in deferred revenue at the beginning of the respective year. Deferred revenue was $4.0 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively, for contracts with customers.

The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ending
	March 31,
	2020	2019
Depreciation and amortization expense:
CAM	$43,047	$38,795
ACMI Services	25,312	23,095
All other	983	747
Total	$69,342	$62,637
Interest expense
CAM	10,255	9,965
ACMI Services	5,301	6,549
Segment earnings (loss):
CAM	$15,820	$16,174
ACMI Services	18,378	12,310
All other	53	1,903
Net unallocated interest expense	(655)	(780)
Net gain on financial instruments	107,044	4,500
Transaction fees	—	(373)
Other non-service components of retiree benefit costs, net	2,898	(2,351)
Loss from non-consolidated affiliate	(2,764)	(3,816)
Pre-tax earnings from continuing operations	$140,774	$27,567

The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	March 31,	December 31,
	2020	2019
Assets:
CAM	$1,918,286	$1,857,687
ACMI Services	882,941	830,620
Discontinued operations	2,027	1,499
All other	116,786	130,372
Total	$2,920,040	$2,820,178

During the first three months of 2020, the Company had capital expenditures for property and equipment of $25.9 million and $116.1 million for the ACMI Services and CAM, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our" or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2019.

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
We have two reportable segments: CAM, which leases Boeing 777, 767, 757 and 737 aircraft and aircraft engines, and ACMI Services, which includes the cargo and passenger transportation operations of the three airlines. Our other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance and modification services, aviation fuel sales and ground services for load transfer, parcel sorting and related equipment maintenance. These operations do not constitute reportable segments and are reported together as Other Activities.
Our largest customers are the U.S. Department of Defense ("DoD"); Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") and DHL Network Operations (USA), Inc. and its affiliates ("DHL").
DHL
The Company has had long-term contracts with DHL since August 2003. DHL accounted for 11% and 15% of the Company's consolidated revenues, during the first three months of 2020 and 2019, respectively. As of March 31, 2020, the Company, through CAM, leased 14 Boeing 767 cargo aircraft to DHL comprised of seven Boeing 767-200 aircraft and seven Boeing 767-300 aircraft expiring between 2022 and 2024. Eight of the 14 Boeing 767 aircraft were being operated for DHL by the Company's airlines. We also operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL during 2020 and 2019.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for ASI since September 2015. Revenues from our commercial arrangements with ASI comprised approximately 29% and 18% of our consolidated revenues during the three month periods ending March 31, 2020 and 2019, respectively. On March 8, 2016, we entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM leased 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA also provides for the operation of those aircraft by our airline subsidiaries for a term of five years, and the performance of ground handling services by our subsidiary, LGSTX Services Inc. ("LGSTX"). In December 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option on the part of ASI to extend the lease term for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option on the part of ASI to extend the lease term for three more years and 4) extend the ATSA by five years through March 2026, with an option on the part of ASI to extend the term for an additional three years. During January 2019, amendments to extend the terms of the aircraft leases were executed. As of March 31, 2020, we had executed leases with ASI for six of the ten Boeing 767-300 aircraft. We plan to deliver the remainder in the second half of 2020. All ten of these aircraft leases will be for ten years. Under the ATSA, we operate the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which grant Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. These warrants will expire on March 9, 2021 and, if settled in cash, would result in an approximately $144 million payment to the Company.
In conjunction with the commitment for the ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and additional aircraft operations under the ATSA, Amazon was issued additional warrants for 14.8 million common shares which, if also exercised for cash, could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above under the 2016 agreements. These new warrants will vest as existing leases are extended and additional aircraft leases are executed and added to the ATSA operations. If settled in cash, these warrants, which begin to expire in December 2025, would result in payments of approximately $319 million to the Company. Additionally, Amazon can earn incremental warrant rights, increasing its potential ownership from 33.2% up to approximately 39.9% of the Company, by leasing up to seventeen more cargo aircraft from the Company before January 2026.
For all warrants granted, Amazon may select a cashless conversion option. Assuming ATSG’s stock price at the time of conversion is above the warrant exercise price, Amazon would receive fewer shares in exchange for any warrants exercised under the cashless option. Instead, Amazon would receive the number of ATSG shares equivalent in market value at the time of conversion to the appreciation above the exercise price of the warrants.
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
DoD
The Company's airlines have been providing services to the U. S. DoD since the 1990's. The Company's airlines provide passenger and cargo airlift services to the DoD. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Under the contracts, we are responsible for all operating expenses including fuel, landing and ground handling expenses. We receive reimbursements from the U.S. Transportation Command of the DoD each month if the price of fuel paid by us for the flights exceeds a previously set peg price. The DoD comprised 30% and 37% of the Company's consolidated revenues during the three month periods ending March 31, 2020 and 2019, respectively.

RESULTS OF OPERATIONS
Summary
The consolidated net earnings from continuing operations were $133.7 million for the three month period ending March 31, 2020 compared to $22.6 million for the corresponding period of 2019. The pre-tax earnings from continuing operations were $140.8 million for the first quarter of 2020 compared to $27.6 million for 2019. Earnings were affected by specific events and certain adjustments that do not directly reflect our underlying operations among the periods presented. On a pre-tax basis, earnings included net gains of $107.0 million and $4.5 million for the three month periods ended March 31, 2020 and 2019, respectively, for the re-measurement of financial instruments, primarily warrant obligations granted to Amazon. Pre-tax earnings were reduced by $4.9 million and $4.2 million for the first quarters ended March 31, 2020 and 2019, respectively, for the amortization of customer incentives given to ASI in the form of warrants. Pre-tax earnings from continuing operations included gains of $2.9 million and expenses of $2.4 million for the quarters of 2020 and 2019, respectively, for non-service components of retiree benefit plans. Additionally, pre-tax earnings included losses of $2.8 million and $3.8 million for the first quarters of 2020 and 2019, respectively, for the Company's share of development costs for a joint venture and the partial sale of an airline investment. Pre-tax earnings for the first quarter of 2019 also included expense of $0.4 million for acquisition fees incurred during the Company's acquisition of OAI, along with related entities Advanced Flight Services, LLC; Omni Aviation Leasing, LLC; and T7 Aviation Leasing, LLC (collectively, "Omni"). After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $38.5 million for the first quarter of 2020 compared to $33.8 million for the first quarter of 2019. Adjusted pre-tax earnings from continuing operations for the first quarter of 2020 improved by 13.7% compared to 2019, driven by increased revenues.
External customer revenues from continuing operations increased by $41.1 million, or 12%, to $389.3 million during the first three months of 2020 compared to 2019. Customer revenues increased in 2020 for contracted airline services, aircraft leasing, ground services and aviation fuel sales compared to the previous year period. Beginning in late February 2020, our revenues were negatively impacted due to the coronavirus pandemic. The DoD and other customers began canceling scheduled passenger flights as a result of the pandemic. The decline in revenues from these cancellations were partially offset by an increase in event driven, ad hoc passenger flights during the first quarter of 2020.
A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$78,609	$74,577
Lease incentive amortization	(4,446)	(4,227)
Total CAM	74,163	70,350
ACMI Services	284,165	257,956
Other Activities	80,036	67,362
Total Revenues	438,364	395,668
Eliminate internal revenues	(49,087)	(47,485)
Customer Revenues - non reimbursed	$389,277	$348,183

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$15,820	$16,174
ACMI Services	18,378	12,310
Other Activities	53	1,903
Net unallocated interest expense	(655)	(780)
Net financial instrument re-measurement gain	107,044	4,500
Transaction fees	—	(373)
Other non-service components of retiree benefits gains (costs), net	2,898	(2,351)
Loss from non-consolidated affiliate	(2,764)	(3,816)
Pre-Tax Earnings (Loss) from Continuing Operations	140,774	27,567
Add other non-service components of retiree benefit (gains) costs, net	(2,898)	2,351
Add charges for non-consolidated affiliates	2,764	3,816
Add lease incentive amortization	4,857	4,227
Add transaction fees	—	373
Add net gain on financial instruments	(107,044)	(4,500)
Adjusted Pre-Tax Earnings from Continuing Operations	$38,453	$33,834

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
Aircraft Fleet
Our fleet of cargo and passenger aircraft is summarized in the following table as of March 31, 2020 and December 31, 2019. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At March 31, 2020, the Company owned twelve Boeing 767-300 aircraft that were either already undergoing, or awaiting, induction into the freighter conversion process.
Aircraft fleet activity during the first three months of 2020 is summarized below:
- CAM completed the modification of one Boeing 767-300 freighter aircraft purchased in the previous year and began to lease that aircraft to an external customer under a multi-year lease.
- ABX returned one Boeing 767-200 freighter aircraft and one Boeing 767-300 freighter aircraft to CAM. ATI returned one Boeing 757-200 freighter aircraft. CAM is prepping the Boeing 767-300 aircraft for lease to an external customer later in 2020.
- An external customer returned one Boeing 737-400 freighter aircraft to CAM. CAM is prepping to sell the Boeing 737-400 aircraft to an external customer during the second quarter of 2020.
- OAI began to lease one Boeing 767-300 passenger aircraft from an external lessor.
- CAM purchased four Boeing 767-300 passenger aircraft and one Boeing 767-300 freighter aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration.

	March 31, 2020			December 31, 2019
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	6	26	32	7	26	33
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	4	36	40	5	35	40
Boeing 767-300 Passenger	7	—	7	7	—	7
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Freighter	3	—	3	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Boeing 737-400 Freighter	—	—	—	—	1	1
Total	29	62	91	32	62	94
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	2	—	2	1	—	1
Boeing 767-300 Freighter	2	—	2	2	—	2
Total	5	—	5	4	—	4
Other aircraft
Owned Boeing 767-300 under modification	—	12	12	—	8	8
Owned Boeing 767 available or staging for lease	—	4	4	—	2	2
As of March 31, 2020, ABX, ATI and OAI were leasing 29 in-service aircraft internally from CAM. As of March 31, 2020, 35 of CAM's 62 Boeing 767 freighter aircraft were leased to customers and operated by ABX or ATI within ACMI Services. CAM leased the other 13 Boeing 767-200 freighter aircraft and 14 Boeing 767-300 aircraft to external customers, including six Boeing 767-200 aircraft to DHL that are being operated by a DHL-affiliated airline. The carrying values of the total in-service fleet as of March 31, 2020 and December 31, 2019 were $1,346.8 million and $1,387.6 million; respectively.
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years.
As of March 31, 2020 and 2019, CAM had 62 and 59 aircraft under lease to external customers, respectively. CAM's revenues grew by $3.8 million during the first quarter of 2020 compared to 2019, primarily as a result of additional aircraft leases. Revenues from external customers totaled $46.7 million and $41.6 million for the first quarters of 2020 and 2019, respectively. CAM's revenues from the Company's airlines totaled $27.4 million during the first quarter of 2020, compared to $28.7 million for 2019. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $4.0 million in the first quarter of 2020 compared to 2019, primarily as a result of new aircraft leases in 2020. Since April 1 2019, CAM has added eight Boeing 767-300 aircraft to its lease portfolio.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $15.8 million and $16.2 million during the first three months of 2020 and 2019, respectively. Decreased pre-tax earnings reflect a $0.3 million increase in internally allocated interest expense due to higher debt levels and $4.3 million more depreciation expense driven by the addition of eight Boeing aircraft in 2020 compared to the first quarter of 2019.

During the first three months of 2020, CAM purchased four Boeing 767-300 passenger aircraft for freighter conversion and one Boeing 767-300 freighter aircraft. As of March 31, 2020, all four of the Boeing 767-300 passenger aircraft purchased in 2020 and seven of the passenger aircraft purchased in 2019 were being modified from passenger to freighter configuration. We have customer commitments for more than half of these aircraft, and are in discussion with customers for deployment of the remainder in 2020 or 2021.
In addition to the eleven Boeing 767-300 passenger aircraft which were in the freighter conversion process at March 31, 2020, CAM has agreements to purchase nine more passenger Boeing 767-300 aircraft and expects to complete their conversion through 2021. CAM also has agreements to purchase one more Boeing 767-300 freighter aircraft. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. Potential supply chain disruptions, including workforce illness, parts shortages and transportation delays, which may be caused by the coronavirus pandemic could result in the delay of aircraft conversions. Currently, CAM expects six more passenger aircraft to be converted during 2020.
During the remainder of 2020, two leases for Boeing 767-200 aircraft are timed to expire. Further, CAM expects the return of its Boeing 757 freighter aircraft after DHL discontinues the related ACMI agreements in the second quarter of 2020. The timing and lease rates under which these aircraft are ultimately leased, redeployed or disposed will impact CAM's future operating results. Additionally, CAM's future operating results will also be impacted by the amortization of additional warrants committed to Amazon in conjunction with agreements for additional long-term aircraft leases.
ACMI Services
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance, insurance and aviation fuel. Our customers are typically responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the DoD, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of March 31, 2020, ACMI Services included 69 in-service aircraft as follows:

•	Twelve passenger aircraft and 17 freighter aircraft leased internally from CAM

•	Eight CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the DHL CMI agreement

•	Twenty-six CAM-owned freighter aircraft which are under lease to ASI and operated by ATI or ABX under the ATSA

•	Two freighter aircraft from an external lessor under lease to ASI and operated by ATI under the ATSA

•	Another CAM-owned freighter leased to a customer and operated by ATI

•	Three passenger aircraft leased from an external lessor
During the first quarter of 2020, ACMI Services revenues included the operation of four more aircraft compared to March 31, 2019, resulting in a 31% increase in billable block hours, driven primarily by expanded flying for ASI. Total revenues from ACMI Services increased $26.2 million during the first three months of 2020 compared with 2019 to $284.2 million. In late February, 2020 the DoD began canceling combi aircraft flights and in March, the DoD and other customers began canceling scheduled passenger flights as a result of the coronavirus pandemic. Block hours for contracted passenger and combi fights for the DoD declined 11% compare to the previous year due to the pandemic. The decline in revenues from these cancellations were partially offset by an increase in contracted ad hoc passenger flights during the first quarter of 2020.
ACMI Services pre-tax earnings increased $6.1 million to $18.4 million during the first quarter of 2020, compared to 2019, inclusive of internally allocated interest expense. Improved pre-tax results in 2020 compared to 2019 were primarily a result of expanded revenues from ASI, the timing of scheduled airframe maintenance events and lower internally allocated interest expense. Scheduled airframe maintenance expense increased $0.6 million during the first three months of 2020 compared to 2019. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Internally allocated interest expense decreased by $1.2 million to $5.3 million for the first quarter of 2020 compared to 2019.

Our operating results are expected to be significantly impacted by the coronavirus pandemic during the second quarter of 2020 and mostly likely during subsequent quarters. The DoD and other passenger service customers have suspended most passenger operations at least through May 2020. As a result, we expect the operating results of ACMI Services to decline at least for the second quarter of 2020. It is difficult to reasonably predict when passenger flights will actually resume, the frequency in which flights will resume, and length of time necessary before passenger flights substantially recover to pre-pandemic levels. Our airlines have applied for a payroll support grant under the Coronavirus Aid, Relief, and Economic Security Act, referred to as the CARES Act. Beginning in May 2020, we expect OAI to receive the first of five monthly installments that will total approximately $67 million of non-repayable support for employee payroll from the CARES Act program for passenger airlines. The grant program includes terms and conditions for which OAI must comply to retain the funding. Among others, the terms and conditions require OAI to maintain its scheduled flight services and refrain from employee furloughs or lay-offs through September 30, 2020. We have also applied under the CARES Act for our airline ATI, and its application has yet to be finalized.
In addition to passenger flights, cargo flights we operate may also be impacted by the pandemic. In addition to our own capabilities, we rely on services from vendors and customers to operate efficiently and safely in the express cargo networks that we support. Potential disruptions which may be caused by the pandemic, such as parts shortages, maintenance delays, crew travel delays, shortages of hotel accommodations for flight crews and workforce shortages could result in reduced revenues and additional expenses.
DHL has informed us that it intends to discontinue the remaining ACMI agreements for the Boeing 757 freighter aircraft in the second quarter of 2020. We are evaluating customer alternatives for the four aircraft and expect a reduction in their ACMI revenues to occur.
We expect Amazon to lease at least four additional Boeing 767-300 freighter aircraft from CAM during 2020 and to contract the operation of those aircraft to our airlines through our existing ATSA.
Other Activities
We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. Through our FAA certificated maintenance and repair subsidiaries, we sell aircraft parts and provide aircraft maintenance and modification services. We also arrange and perform logistical services and package sorting services for certain ASI gateway locations in the U.S. We provide maintenance for ground equipment, facilities and material handling equipment and we resell aviation fuel in Wilmington, Ohio. Additionally, our airlines provide flight training services.
External customer revenues from all other activities increased $9.8 million during the first three months of 2020 compared to the corresponding period of 2019, primarily due to aviation fuel sales at ASI's hub in Wilmington, Ohio. Revenues also increased at two ASI gateways which we operate. Ground services revenues during 2020 included a reduction for equipment and facility maintenance revenues compared to the first quarter of 2019 as customers chose to in-source some of these services.
The pre-tax earnings from other activities decreased by $1.9 million to $0.1 million in the first three months of 2020. Reduced earnings for 2020 are a result of higher unallocated corporate expenses and less equipment and facility maintenance revenues. These were partially offset by additional aviation fuel sales which earn a lower margin.
Our customer base for aircraft maintenance revenues includes passenger airlines. Our operating results are expected to be impacted by the coronavirus pandemic as passenger airlines reduce their needs for scheduled heavy airframe maintenance. Further, we rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. Although we are taking precautions to distance employees and promote hygiene, a coronavirus outbreak at one of our maintenance facilities or customer sorting centers could result in workforce shortages or closures causing reduced revenues and higher expenses.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $26.2 million during the quarter ended March 31, 2020 compared to the corresponding period of 2019 driven by higher employee headcount for flight operations, maintenance services and package sorting services. The total headcount increased 16% as of March 31, 2020 compared to March 31, 2019.

Depreciation and amortization expense increased $6.7 million during the quarter ended March 31, 2020 compared to the corresponding period of 2019. The increase reflects incremental depreciation for eight Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since April 1, 2019, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense decreased by $2.9 million during the quarter ended March 31, 2020 compared to the corresponding period of 2019. Decreased maintenance expense for 2020 was due to lower material expenses for aircraft maintenance provided by our maintenance and repair subsidiary for external customers and lower costs for unscheduled engine repairs at our airlines, partially offset by increases corresponding to increased flight hours. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $8.8 million during the quarter ended March 31, 2020 compared to the corresponding period of 2019. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. The increase in fuel during 2020 is primarily for the increased amounts of aviation fuel we sell at the ASI air hub in Wilmington, Ohio since it opened in mid 2019.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services decreased $1.2 million during the quarter ended March 31, 2020 compared to the corresponding period of 2019. Since mid 2019, certain customers chose to in-source some ground services that we had subcontracted.
Travel expense increased by $1.6 million during the quarter ended March 31, 2020 compared to the corresponding period of 2019 to support the expanded network for ASI.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $0.3 million during the quarter ended March 31, 2020 compared to the corresponding period of 2019 due to milder winter weather in 2020.
Rent expense decreased by $0.3 million during the quarter ended March 31, 2020 compared to the corresponding period of 2019. Compared to the corresponding period of 2019, increased rent expense for additional aircraft were offset by lower facility rents during 2020.
Non Operating Income, Adjustments and Expenses
Interest expense decreased by $1.1 million during the quarter ended March 31, 2020 compared to the corresponding period of 2019. Interest expense during the first three months of 2020 decreased compared to the previous year due to lower interest rates on our borrowings under the Senior Credit Agreement.
The Company recorded unrealized pre-tax gains on financial instrument re-measurements of $107.0 million during the first quarter of 2020, compared to unrealized pre-tax net gains of $4.5 million for 2019. The gains and losses include the results of re-valuing, as of March 31, 2020 and 2019, the fair value of the stock warrants granted to Amazon. Generally, the warrant value increases or decreases with corresponding increases or decreases in the ATSG stock price during the measurement period. Additionally, the value of certain warrants depend partially on the probability that warrants will vest upon the execution of aircraft leases. Warrant gains for 2020 were primarily a result of a 22% decrease in the traded value of ATSG shares.
Non service components of retiree benefits were a net gain of $2.9 million for the first quarter of 2020 compared to a net losses of $2.4 million for 2019. The non service component gain and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2020 have been estimated utilizing a 24% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective rate during a period.

The effective tax rate from continuing operations for the three month period ended March 31, 2020 was 5%. The effective tax rate is affected by the re-measurement of warrants, changes in valuation allowances and other discrete tax items in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurements, incentive amortizations and valuation allowance changes was 24% for the three month period ended March 31, 2020. The effective tax rate before including the effects of the warrants was 23% for the three month period ended March 31, 2019.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax gains related to the former sorting operations were $4.9 million for the first quarter of 2020 compared to less than $0.1 million for 2019. Pre-tax earnings during 2020 and 2019 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $99.0 million and $107.4 million for the first three months in 2020 and 2019, respectively. Cash flows generated from operating activities during 2020 and 2019 were driven primarily by aircraft leases to customers and by the operating levels of the ACMI Services segment. Cash outlays for pension contributions were $1.3 million and $0.6 million for the first three months of 2020 and 2019, respectively. Operating cash flows declined $7.3 million for the first three months of 2020 compared to the corresponding period of 2019 due to increased operating costs and a higher level of net working capital during 2020.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $143.5 million and $91.9 million for the first three months of 2020 and 2019, respectively. Capital expenditures in the first quarter of 2020 included $105.4 million for the acquisition of five Boeing 767-300 aircraft and freighter modification costs; $27.4 million for required heavy maintenance; and $10.7 million for other equipment, including purchases of aircraft engines and rotables. Capital expenditures in the first quarter of 2019 included $70.5 million for the acquisition of four Boeing 767-300 aircraft and freighter modification costs; $9.8 million for required heavy maintenance; and $11.6 million for other equipment, including purchases of aircraft engines and rotables.
During the first quarter of 2019, we paid $12.0 million to complete the acquisitions of Omni and TriFactor. During the first quarters of 2020 and 2019, we contributed $3.0 million and $3.8 million, respectively, to a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash provided by financing activities was $72.3 million compared to $9.6 million in 2019. Our financing activities during the first three months of 2020 included a debt offering of $500 million in senior unsecured notes (the “Senior Notes”). The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a rate of 4.750% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The net proceeds from the Senior Notes were used to pay down the revolver credit facility.
During the first three months of 2020, we drew a total $80.0 million from the revolving credit facility and made no draws during the first three months of 2019. Our borrowing activities were necessary to purchase and modify aircraft for deployment into air cargo markets.
Commitments
As of March 31, 2020, the Company had twelve aircraft that were in, or awaiting, the freighter modification process. Additionally, we have agreed to purchase ten more Boeing 767-300 aircraft through 2021. We estimate that capital expenditures for 2020 will total $420 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance these capital expenditures from current cash balances, future operating cash flows and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification process primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note I of the accompanying financial statements.
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of a supplemental type certificate from the FAA in 2020. We expect to make contributions equal to the Company's 49% ownership percentage of the program's total costs during 2020.
Liquidity
We have a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $622.8 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $217.9 million, net of repayments, as of March 31, 2020. The Senior Credit Agreement expires in November 2024 if certain liquidity measures are maintained during 2024 and contains an incremental accordion capacity based on debt ratios. As of March 31, 2020, the available unused revolving credit facility capacity totaled $297.0 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
The Senior Credit Agreement is collateralized by our fleet of Boeing 777, 767 and 757 freighter aircraft. Under the terms of the Senior Credit Agreement, we are required to maintain collateral coverage equal to 115% of the outstanding balances of the term loan and the total funded revolving credit facility. The Senior Credit Agreement requires a minimum collateral coverage of 50% of the outstanding balance of the term loan plus the revolving credit facility commitment, which was $600.0 million.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the unsubordinated term loans, the Senior Notes and the revolving credit facility bear variable interest rates of 2.865%, 4.75% and 2.805%, respectively.
At March 31, 2020, the Company had $71.1 million of cash balances. We believe that the Company's current cash balances and forecasted cash flows provided from its customer leases and operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2020 and 2019, we were not involved in any material unconsolidated SPE transactions.
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
No changes have occurred to the market risks the Company faces since information about those risks was disclosed in item 7A of the Company's 2019 Annual Report on form 10-K filed with the Securities and Exchange Commission on March 2, 2020.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There were no changes in internal control over financial reporting during the most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are currently a party to legal proceedings in various federal and state jurisdictions arising out of the operation of the Company's businesses. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that the Company's ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020. The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in Item 1A of the Company's 2019 Annual Report on form 10-K. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.
Our operating results have been and will continue to be impacted by the coronavirus pandemic.
In late 2019, an outbreak of a coronavirus COVID-19, was identified in China and has since spread globally, becoming a pandemic. The pandemic has had an impact on our operations and financial results and is expected to continue to affect our operations and financial results. The extent of the impact that the coronavirus pandemic will have on our operations and financial results will depend on future developments, including the duration, spread, severity and any recurrence of the COVID-19 virus; the duration and scope of government orders and restrictions; and the extent of the impact of the pandemic on overall economic conditions. These are highly uncertain and cannot reasonably be predicted.
We expect our operating results to be significantly impacted by the coronavirus pandemic during the second quarter of 2020 and most likely during subsequent quarters. The DoD and other passenger service customers have suspended most passenger operations at least through May 2020. As a result, we expect the operating results of ACMI Services to decline at least for the second quarter of 2020. It is difficult to reasonably predict when flights will actually resume, the frequency in which flights will resume, and the length of time necessary before passenger flights substantially recover to pre-pandemic levels. The economic downturn resulting from the coronavirus may also result in the reduction of demand for other types of services including air cargo services.
Some of our employees and employees of suppliers and service providers have tested positive for, or have been suspected of having COVID-19. Additional instances of actual or perceived risk of infection among our employees, or our suppliers' or service providers’ employees, could further negatively impact our operations.  We rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. In addition to our own employees, we rely on services from suppliers and customers to operate efficiently and safely. Our operations could be negatively affected if our own personnel or those of our suppliers and customers are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental curfews or “shelter in place” health orders. Although we are taking precautions to distance employees and promote hygiene, a coronavirus outbreak at one of our maintenance facilities or customer sorting centers could result in workforce shortages or closures causing reduced revenues and higher expenses. Measures restricting the ability of airport personnel or flight crews to work may result in the reductions of flights.
In addition to workforce shortages, the coronavirus pandemic may result in parts shortages, maintenance delays, shortages of transportation and hotel accommodations for flight crews, any of which could result in reduced revenues and additional expenses. Similarly, the effects of the coronavirus pandemic could result in the slower completion of aircraft freighter conversions which in turn would disrupt our aircraft leasing operations. Our customer base for aircraft maintenance revenues includes passenger airlines. Our operating results have been impacted and may continue to be impacted by the coronavirus pandemic as passenger airlines reduce their needs for scheduled heavy airframe maintenance.

The pandemic may have a long term impact on the demand for aviation services and our operating results.
Due to the pandemic, passenger air travel has declined sharply and passenger airlines have temporarily removed much of their fleets from service. The demand for passenger air travel could remain low for an extended period of time and accordingly, the value of airframes and engines could decline for the foreseeable future. If the coronavirus pandemic persists or reemerges, our expectations of related operating cash flows could significantly decline. If such circumstances occur or appear likely to occur, we may need to impair the carrying value of certain recorded assets.
Conditions of the CARES Act
ATSG's airline subsidiaries, OAI and ATI, each submitted an application to the Secretary of the Treasury for a grant of funds pursuant to the payroll support program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On April 24, 2020, OAI was notified by the U.S. Department of the Treasury that its application for funds under the payroll support program had been approved on a preliminary basis. OAI expects to receive total funding of approximately $67 million to be paid in five monthly installments through September 2020. ATI’s application for a grant under the payroll support program remains pending at this time. As a condition to receiving the funds, OAI and ATI must agree to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020; limit, on behalf of themselves and their affiliate air carriers, executive compensation through March 24, 2022; maintain certain air transportation services through March 1, 2022, as may be required by the U.S. Department of Transportation pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements. In addition, ATSG may not pay dividends or repurchase its shares through September 30, 2021.
If the coronavirus pandemic persists or reemerges after September 30, 2020, we may need to terminate or furlough airline employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the first quarter of 2020. As of March 31, 2020, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation
3.1	Amended and Restated Bylaws of Air Transport Services Group, Inc. (2)

Instruments defining the rights of security holders

4.1	Indenture, dated January 28, 2020, by and among Cargo Aircraft Management, Inc., Air Transport Services Group, Inc., the guarantors named therein and Regions Bank, as trustee. (1)

4.2	Form of 4.750% Senior Notes due 2028 (included in Exhibit 4.1). (1)

Material Contracts

10.1
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of January 28, 2020, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party thereto as Lenders; and SunTrust Bank, in its capacity as Administrative Agent. (1)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

(1)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 28, 2020.

(2)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 24, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	May 11, 2020

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 11, 2020	and Principal Accounting Officer)