Form 10-Q
period 2020-06-30
Air Transport Services Group, Inc.
filed 2020-08-07
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of August 7, 2020, there were 59,589,770 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$60,253	$46,201
Accounts receivable, net of allowance of $1,515 in 2020 and $975 in 2019	166,547	162,870
Inventory	40,131	37,397
Prepaid supplies and other	20,944	20,323
TOTAL CURRENT ASSETS	287,875	266,791
Property and equipment, net	1,876,578	1,766,020
Customer incentive	136,924	146,678
Goodwill and acquired intangibles	521,937	527,654
Operating lease assets	55,356	44,302
Other assets	58,462	68,733
TOTAL ASSETS	$2,937,132	$2,820,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$156,674	$141,094
Accrued salaries, wages and benefits	57,205	59,429
Accrued expenses	17,901	17,586
Current portion of debt obligations	13,769	14,707
Current portion of lease obligations	14,902	12,857
Unearned revenue and grants	42,569	17,566
TOTAL CURRENT LIABILITIES	303,020	263,239
Long term debt	1,505,570	1,469,677
Stock warrant obligations	375,538	383,073
Post-retirement obligations	30,058	36,744
Long term lease obligations	40,082	30,334
Other liabilities	50,482	49,293
Deferred income taxes	135,849	127,476
TOTAL LIABILITIES	2,440,599	2,359,836
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 59,589,770 and 59,329,431 shares issued and outstanding in 2020 and 2019, respectively	596	593
Additional paid-in capital	477,829	475,720
Retained earnings	78,474	45,895
Accumulated other comprehensive loss	(60,366)	(61,866)
TOTAL STOCKHOLDERS’ EQUITY	496,533	460,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,937,132	$2,820,178

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES	$377,794	$334,576	$767,071	$682,759
OPERATING EXPENSES
Salaries, wages and benefits	119,503	97,850	245,034	197,191
Depreciation and amortization	68,291	63,266	137,633	125,903
Maintenance, materials and repairs	43,704	39,467	85,381	84,005
Fuel	36,787	34,168	80,586	69,118
Contracted ground and aviation services	13,546	14,531	27,895	30,129
Travel	17,315	20,937	38,972	41,035
Landing and ramp	2,772	2,391	5,517	5,439
Rent	5,198	3,984	8,684	7,737
Insurance	2,508	1,857	4,176	3,768
Other operating expenses	15,738	18,643	30,954	34,051
Government grants	(9,821)	—	(9,821)	—
Impairment of aircraft	39,075	—	39,075	—
Transaction fees	—	—	—	373
	354,616	297,094	694,086	598,749
OPERATING INCOME	23,178	37,482	72,985	84,010
OTHER INCOME (EXPENSE)
Interest income	12	81	124	177
Non-service component of retiree benefit gains (costs)	2,898	(2,351)	5,796	(4,702)
Net loss on financial instruments	(109,723)	(35,886)	(2,679)	(31,386)
Loss from non-consolidated affiliate	(6,513)	(5,998)	(9,277)	(9,814)
Interest expense	(16,045)	(16,804)	(32,368)	(34,194)
	(129,371)	(60,958)	(38,404)	(79,919)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(106,193)	(23,476)	34,581	4,091
INCOME TAX (EXPENSE) BENEFIT	1,031	(3,156)	(6,010)	(8,089)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(105,162)	(26,632)	28,571	(3,998)
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	236	31	4,008	62
NET EARNINGS (LOSS)	$(104,926)	$(26,601)	$32,579	$(3,936)

BASIC EARNINGS PER SHARE
Continuing operations	$(1.78)	$(0.45)	$0.48	$(0.07)
Discontinued operations	0.01	—	0.07	—
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$(1.77)	$(0.45)	$0.55	$(0.07)

DILUTED EARNINGS PER SHARE
Continuing operations	$(1.78)	$(0.45)	$0.14	$(0.07)
Discontinued operations	0.01	—	0.05	—
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$(1.77)	$(0.45)	$0.19	$(0.07)

WEIGHTED AVERAGE SHARES
Basic	59,130	58,909	59,085	58,874
Diluted	59,130	58,909	68,104	58,874

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET EARNINGS (LOSS)	$(104,926)	$(26,601)	32,579	(3,936)
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	726	3,273	1,452	6,224
Defined Benefit Post-Retirement	24	36	48	69
Foreign Currency Translation	—	1,479	—	1,474

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$(104,176)	$(21,813)	34,079	3,831

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT MARCH 31, 2019	59,351,326	$594	$471,245	$7,358	$(88,383)	$390,814
Stock-based compensation plans
Grant of restricted stock	18,600	—	—			—
Issuance of common shares, net of withholdings	(4,787)	—	(112)			(112)
Forfeited restricted stock	(1,300)	—	—			—
Amortization of stock awards and restricted stock			1,920			1,920
Total comprehensive income (loss)				(26,601)	4,788	(21,813)
BALANCE AT JUNE 30, 2019	59,363,839	$594	$473,053	$(19,243)	$(83,595)	$370,809

BALANCE AT JANUARY 1, 2019	59,134,173	$591	$471,158	$56,051	$(91,362)	$436,438
Stock-based compensation plans
Grant of restricted stock	143,800	2	(2)			—
Issuance of common shares, net of withholdings	87,166	1	(1,497)			(1,496)
Forfeited restricted stock	(1,300)	—	—			—
Cumulative effect in change in accounting principle				(71,358)		(71,358)
Amortization of stock awards and restricted stock			3,394			3,394
Total comprehensive income				(3,936)	7,767	3,831
BALANCE AT JUNE 30, 2019	59,363,839	594	473,053	(19,243)	(83,595)	370,809

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, cont.
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT MARCH 31, 2020	59,623,195	$596	$476,423	$183,400	$(61,116)	$599,303
Stock-based compensation plans
Grant of restricted stock	900	—	—			—
Issuance of common shares, net of withholdings	(33,825)	—	(724)			(724)
Forfeited restricted stock	(500)	—	—			—
Amortization of stock awards and restricted stock			2,130			2,130
Total comprehensive income (loss)				(104,926)	750	(104,176)
BALANCE AT JUNE 30, 2020	59,589,770	$596	$477,829	$78,474	$(60,366)	$496,533

BALANCE AT JANUARY 1, 2020	59,329,431	$593	$475,720	$45,895	$(61,866)	$460,342
Stock-based compensation plans
Grant of restricted stock	201,400	2	(2)			—
Issuance of common shares, net of withholdings	59,439	1	(1,840)			(1,839)
Forfeited restricted stock	(500)	—	—			—
Amortization of stock awards and restricted stock			3,951			3,951
Total comprehensive income				32,579	1,500	34,079
BALANCE AT JUNE 30, 2020	59,589,770	596	477,829	78,474	(60,366)	496,533

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES:
Net earnings from continuing operations	$28,571	$(3,998)
Net earnings from discontinued operations	4,008	62
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	153,088	139,516
Pension and post-retirement	1,944	7,850
Deferred income taxes	6,597	8,021
Amortization of stock-based compensation	3,951	3,394
Loss from non-consolidated affiliates	9,277	9,814
Net loss on financial instruments	2,679	31,386
Impairment of aircraft	39,075	—
Changes in assets and liabilities:
Accounts receivable	(3,677)	21,235
Inventory and prepaid supplies	(6,992)	(4,242)
Accounts payable	9,628	(3,899)
Unearned revenue and grants	26,631	896
Accrued expenses, salaries, wages, benefits and other liabilities	(12,104)	1,874
Pension and post-retirement assets	(10,049)	(4,747)
Other	(3,631)	2,281
NET CASH PROVIDED BY OPERATING ACTIVITIES	248,996	209,443
INVESTING ACTIVITIES:
Expenditures for property and equipment	(265,882)	(216,769)
Proceeds from property and equipment	9,080	78
Acquisitions and investments in businesses, net of cash acquired	(5,556)	(18,429)
NET CASH USED IN INVESTING ACTIVITIES	(262,358)	(235,120)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(543,240)	(15,938)
Proceeds from borrowings	80,000	40,000
Proceeds from bond issuance	500,000	—
Payments for financing costs	(7,507)	(1,081)
Other financing payments	—	(346)
Withholding taxes paid for conversion of employee stock awards	(1,839)	(1,496)
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,414	21,139

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,052	(4,538)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,201	59,322
CASH AND CASH EQUIVALENTS AT END OF YEAR	$60,253	$54,784

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$16,779	$30,338
Federal alternative minimum and state income taxes paid	$650	$533
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$44,171	$26,601
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
Basis of Presentation
The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with GAAP and such principles are applied on a basis consistent with the financial statements reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of management, but actual results could differ materially from those estimates.
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

COVID-19 Uncertainties
In late 2019, an outbreak of a coronavirus, COVID-19, was identified in China and has since spread globally, becoming a pandemic. The pandemic has had an impact on our operations and financial results. Beginning in late February 2020, revenues were disrupted when customers cancelled scheduled passenger flights and aircraft maintenance services and the Company began to incur additional costs, including expenses to protect employees. Additionally, disruptions to the Company's operations, such as shortages of personnel, shortages of parts, maintenance delays, shortages of transportation and hotel accommodations for flight crews, facility closures and other issues may be caused by the pandemic.
The extent of the impact that the coronavirus pandemic will have on future financial and operational results will depend on developments, including the duration, spread, severity and any recurrence of the COVID-19 virus; the duration and scope of government orders and restrictions; and the extent of the pandemic on overall economic conditions. These are highly uncertain. If the coronavirus pandemic persists or reemerges or expectations of operating cash flows decline significantly, the value of airframes, engines and certain intangible assets could decline significantly. If such circumstances occur or appear likely to occur, the Company may need to impair the carrying value of certain recorded assets.
Currently, the pandemic has not had a significant adverse financial impact on the Company's leasing operations or its airline operations for customers' freight networks. Management believes that the Company's current cash balances and forecasted cash flows provided from its customer leases and operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending and scheduled debt payments for at least the next 12 months.
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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill, by operating segment, are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2019	$153,290	$234,571	$8,113	$395,974
Carrying value as of June 30, 2020	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2019	$9,000	$122,680	$131,680
Amortization	—	(5,717)	(5,717)
Carrying value as of June 30, 2020	$9,000	$116,963	$125,963
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
Stock warrants issued to a lessee (see Note C) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligations and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2019	$146,678
Amortization	(9,754)
Carrying value as of June 30, 2020	$136,924
In January 2014, the Company acquired a 25 percent equity interest in West Atlantic AB of Gothenburg, Sweden ("West"). West, through its two airlines, West Atlantic UK and West Atlantic Sweden, operates a fleet of aircraft on behalf of European regional mail carriers and express logistics providers. The airlines operate a combined fleet of British Aerospace ATPs, Bombardier CRJ-200-PFs, and Boeing 767 and 737 aircraft. In April 2019, West issued additional shares to a new investor in conjunction with a capital investment and purchase agreement which reduced the Company's ownership to approximately 10% and reduced the Company's influence over West. In 2020, the Company sold its remaining interest to the same investor. West leases two Boeing 767 aircraft from the Company.
In August, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in the fourth quarter of 2020. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. During the six month periods ending June 30, 2020 and 2019, the Company contributed $5.6 million and $6.4 million to the joint venture, respectively. The Company accounts for its investment in the aircraft conversion joint venture under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates' operating results.
The carrying value of West and the joint venture totaled $7.2 million and $10.9 million at June 30, 2020 and December 31, 2019, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 12% and 11% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2020, respectively, compared to 15% and 15% for the corresponding periods of 2019. The Company’s balance sheets include accounts receivable from DHL of $9.0 million and $12.7 million as of June 30, 2020 and December 31, 2019, respectively.
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
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The 2016 Investment Agreement calls for the Company to issue warrants in three tranches which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon the execution of the Investment Agreement and all of which are now fully vested, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, grants Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants will be issued and vest on September 8, 2020, and will grant Amazon the right to purchase such additional number of ATSG common shares as is necessary to bring Amazon’s ownership to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. The exercise price of the warrants is $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants are exercisable in accordance with its terms through March 8, 2021.
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
In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement, Amazon was issued warrants for 14.8 million common shares, of which 11.1 million common shares have vested as existing leases were extended and six additional aircraft leases were executed and added to the ATSA operations. More of these warrants will vest when four additional aircraft leases are executed. These warrants will expire if not exercised by December 20, 2025. They have an exercise price of $21.53 per share.
On May 29, 2020, Amazon agreed to lease twelve more Boeing 767-300 aircraft from the Company. The first of these leases began in the second quarter of 2020 with the remaining eleven to be delivered in 2021. All twelve of these aircraft leases will be for ten year terms. Pursuant to the 2018 Investment Agreement, Amazon was issued warrants for 7.0 million common shares of which 0.6 million common shares have vested. These warrants will expire if not exercised by December 20, 2025. The exercise price of these warrants is $20.40 per share.
Additionally, Amazon can earn incremental warrant rights under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted for Amazon’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease.
Through the 2016 and 2018 Investment Agreements, Amazon can potentially own approximately 39.9% of the Company if all the possible warrants vest and are settled with cash. For all warrants vested, Amazon may select a cashless conversion option. Assuming ATSG’s stock price at the time of conversion is above the warrant exercise price, Amazon would receive fewer shares in exchange for any warrants exercised under the cashless option. Instead, Amazon would receive the number of ATSG shares equivalent in market value at the time of conversion to the appreciation above the exercise price of the warrants.
The warrants issuable under the 2018 Investment Agreements with Amazon required an increase in the number of authorized common shares of the Company. Management submitted proposals for shareholder consideration at the Company's annual meeting of shareholders on May 9, 2019 calling for an increase in the number of authorized common shares and approval of the warrants as required under the rules of the Nasdaq Global Select Market. Both proposals were approved by shareholders on May 9, 2019.
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
As of June 30, 2020, the Company's liabilities reflected 14.8 million warrants from the 2016 Investment Agreement having a fair value of $187.3 million and 24.7 million warrants from the 2018 Amazon agreements having a fair value of $188.2 million. During the three and six month periods ended June 30, 2020, the re-measurements of all the warrants to fair value resulted in net non-operating losses of $110.4 million and gains of $7.5 million before the effect of income taxes, respectively, compared to losses of $29.0 million and 20.7 million for the corresponding periods of 2019.

Revenues from Amazon comprised approximately 29% and 29% of the Company's consolidated revenues from continuing operations for the three and six month periods ending June 30, 2020, respectively, compared to 20% and 19% for the corresponding periods of 2019. The Company’s balance sheets include accounts receivable from Amazon of $37.5 million and $50.1 million as of June 30, 2020 and December 31, 2019, respectively.
The Company's earnings in future periods will be impacted by the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
DoD
The Company is a provider of cargo and passenger airlift services to the DoD using its fleet of freighter, passenger and combi aircraft. Combi aircraft are capable of carrying cargo containers and passengers on the main flight deck at the same time. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the DoD were approximately 33% and 32% of the Company's total revenues from continuing operations for the three and six months periods ended June 30, 2020, respectively, compared to 36% and 37% for the corresponding periods of 2019. The Company's balance sheets included accounts receivable from the DoD of $67.4 million and $44.5 million as of June 30, 2020 and December 31, 2019, respectively.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2020	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$835	$—	$835
Total Assets	$—	$835	$—	$835
Liabilities
Interest rate swap	$—	$(18,341)	$—	$(18,341)
Stock warrant obligations	—	(329,895)	(45,643)	(375,538)
Total Liabilities	$—	$(348,236)	$(45,643)	$(393,879)

As of December 31, 2019	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,129	$—	$1,129
Interest rate swap	—	111	—	111
Total Assets	$—	$1,240	$—	$1,240
Liabilities
Interest rate swap	$—	$(8,237)	$—	$(8,237)
Stock warrant obligation	—	(340,767)	(42,306)	(383,073)
Total Liabilities	$—	$(349,004)	$(42,306)	$(391,310)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $18.0 million less than the carrying value, which was $1,519.3 million at June 30, 2020. As of December 31, 2019, the fair value of the Company’s debt obligations was approximately $2.7 million less than the carrying value, which was $1,484.4 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30,	December 31,
	2020	2019
Flight equipment	$2,558,020	$2,598,113
Ground equipment	62,208	59,628
Leasehold improvements, facilities and office equipment	34,570	33,649
Aircraft modifications and projects in progress	376,074	220,827
	3,030,872	2,912,217
Accumulated depreciation	(1,154,294)	(1,146,197)
Property and equipment, net	$1,876,578	$1,766,020
CAM owned aircraft with a carrying value of $902.1 million and $889.3 million that were under leases to external customers as of June 30, 2020 and December 31, 2019, respectively.
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
During the second quarter, the Company decided to retire its four Boeing 757 freighter aircraft as a result of customer preferences for other aircraft types. Three of the Boeing 757 freighter airframes have been removed from service and are available for sale. One remains in service through 2020. The Pratt and Whitney engines that power these aircraft remain in use for lease to external customers. Separating the Boeing 757 freighters and engines while marketing the airframes, triggered a fair value assessment. As a result, an impairment charge totaling $39.1 million was recorded primarily to reflect the market value of these assets as well as other surplus engines and parts. Fair values were determined using Level 3 inputs based primarily on independent appraisals and recent market transactions as well as the Company’s assessment of existing market conditions based on industry knowledge.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Unsubordinated term loan	$619,202	$626,277
Revolving credit facility	177,900	632,900
Senior notes	492,907	—
Convertible debt	217,886	213,461
Other financing arrangements	11,444	11,746
Total debt obligations	1,519,339	1,484,384
Less: current portion	(13,769)	(14,707)
Total long term obligations, net	$1,505,570	$1,469,677
The Company utilizes a syndicated credit agreement ("Senior Credit Agreement") which includes an unsubordinated term loan and a revolving credit facility. In November 2019, the Senior Credit Agreement was amended to increase the maximum revolver capacity from $645.0 million to $750.0 million, combine two terms loans into one loan and reduce the interest rate spread of the LIBOR based financing at various ratios of the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). This amendment also extended the agreement to November 2024 provided certain liquidity measures are maintained during 2024, and added incremental accordion capacity based on debt ratios. In January 2020, the Company chose to lower the maximum revolver capacity to $600.0 million in conjunction with the issuance of senior unsecured notes. As of June 30, 2020, the unused revolving credit facility available to the Company at the trailing twelve month EBITDA level was $408.2 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
The balance of the unsubordinated term loan is net of debt issuance costs of $7.9 million and $8.7 million as of June 30, 2020 and December 31, 2019, respectively. The balance of the Senior Notes is net of debt issuance costs of $7.1 million as of June 30, 2020. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan, Senior Notes and revolving credit facility bear variable interest rates of 1.68%, 4.75% and 1.68%, respectively.
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
The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under 3.50 times, after giving effect to the dividend or repurchase. The Senior Credit Agreement contains covenants, including a maximum permitted total debt to EBITDA ratio, a fixed charge covenant ratio requirement, limitations on certain additional indebtedness, and on guarantees of indebtedness. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.

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

	June 30,	December 31,
	2020	2019
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(4,383)	(4,864)
Unamortized discount	(36,481)	(40,425)
Convertible debt	217,886	213,461
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

NOTE G—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least twenty-five percent of the outstanding balance of the term loan issued in November 2018. Accordingly, the Company entered into additional interest rate swaps in December 2018 and January 2019 having initial notional values of $150.0 million and $150.0 million, respectively, and forward start dates of December 31, 2018 and June 28, 2019. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30, 2020		December 31, 2019
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	16,875	(116)	20,625	111
May 30, 2021	1.703%	16,875	(204)	20,625	(25)
December 31, 2021	2.706%	142,500	(5,400)	146,250	(3,242)
March 31, 2022	1.900%	50,000	(1,570)	50,000	(408)
March 31, 2022	1.950%	75,000	(2,415)	75,000	(696)
March 31, 2023	2.425%	144,375	(8,636)	148,125	(3,866)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net gain on derivatives of $0.7 million and a net loss of $10.2 million for the three and six month periods ending June 30, 2020, respectively, compared to net losses of $6.9 million and $10.7 million for the corresponding periods of 2019. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES
CARES Act
Two of the Company's airline subsidiaries, OAI and ATI, have been granted government funds totaling $75.4 million pursuant to payroll support program agreements under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The grants are being received in installments through September 2020. The grants are not required to be repaid if the Company complies with provisions of the CARES Act and the payroll support program agreements. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate.
During the quarter ended June 30, 2020, the Company received $37.7 million of grant funds under the CARES Act payroll support program. The Company recognizes the grants as contra-expense during the periods in which passenger flight operations and combi flight operations levels are expected to be negatively impacted by the pandemic. During the quarter ended June 30, 2020, the Company recognized $9.8 million of the grants and deferred recognition of $27.9 million. The Company expects to recognize all of the CARES Act funds by June of 2021.
In conjunction with the payroll support program agreements, the airlines agreed to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020; limit, on behalf of themselves and certain of their affiliates, executive compensation through March 24, 2022; maintain certain air transportation service through March 1, 2022 as may be required by the U.S. Department of Transportation pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements. In addition, the Company may not pay dividends or repurchase its shares through September 30, 2021.
Lease Commitments
The Company leases property, five aircraft, aircraft engines and other types of equipment under operating leases. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to six years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the six month period ending June 30, 2020, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $23.9 million compared to $13.3 million for the corresponding period of 2019. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at June 30, 2020 was 3.7% compared to 4.7% at December 31, 2019. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.6 years and 4.6 years as of June 30, 2020 and December 31, 2019, respectively.

For the six month periods ended June 30, 2020 and 2019, cash payments against operating lease liabilities were $8.3 million and $10.4 million, respectively. As of June 30, 2020, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2020	$8,652
2021	14,793
2022	10,864
2023	9,610
2024	8,394
2025 and beyond	7,177
Total undiscounted cash payments	59,490
Less: amount representing interest	(4,506)
Present value of future minimum lease payments	54,984
Less: current obligations under leases	14,902
Long-term lease obligation	$40,082
The Company expects to lease one additional passenger aircraft commencing later in 2020 that is not reflected in the table above.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of June 30, 2020, the Company had 14 aircraft that were in or awaiting the modification process. The Company had placed non-refundable deposits of $11.3 million to purchase seven more Boeing 767-300 passenger aircraft through 2021. As of June 30, 2020, the Company's commitments to acquire and convert aircraft totaled $230.2 million through 2021.
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

Employees Under Collective Bargaining Agreements
As of June 30, 2020, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.0%
ATI	Air Line Pilots Association	8.5%
OAI	International Brotherhood of Teamsters	7.4%
ATI	Association of Flight Attendants	0.8%
OAI	Association of Flight Attendants	7.7%

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
        The Company’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$35	$27	—	—	69	54
Interest cost	6,970	7,825	23	37	13,940	15,649	45	74
Expected return on plan assets	(11,168)	(9,477)	—	—	(22,336)	(18,954)	—	—
Amortization of net loss	941	3,882	31	43	1,882	7,764	62	86
Net periodic benefit (income) loss	$(3,257)	$2,230	$89	$107	$(6,514)	$4,459	$176	$214

During the six month period ending June 30, 2020, the Company contributed $1.6 million to the pension plans. The Company expects to contribute an additional $9.3 million during the remainder of 2020.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2020 have been estimated utilizing a 25% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants, assets impairments and other items which are not subject to tax, have an impact on the effective rate during a period.
As a result of these differences in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles, the Company's effective tax rate for the first six months of 2020 was a tax expense of 17.4%. The final effective tax rate for the year 2020 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and six month periods ending June 30, 2020 and 2019 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2019	$(86,091)	$(808)	$(1,484)	$(88,383)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive income:
Recognition of foreign currency loss	—	—	2,253	2,253
Actuarial costs (reclassified to salaries, wages and benefits)	3,882	43	—	3,925
Income Tax (Expense) or Benefit	(609)	(7)	(770)	(1,386)
Other comprehensive income (loss), net of tax	3,273	36	1,479	4,788
Balance as of June 30, 2019	$(82,818)	$(772)	$(5)	$(83,595)

Balance as of January 1, 2019	$(89,042)	$(841)	$(1,479)	$(91,362)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income:
Recognition of foreign currency loss	—	—	2,253	2,253
Actuarial costs (reclassified to salaries, wages and benefits)	7,764	86	—	7,850
Income Tax Expense	(1,540)	(17)	(768)	(2,325)
Other comprehensive income, net of tax	6,224	69	1,474	7,767
Balance as of June 30, 2019	$(82,818)	$(772)	$(5)	$(83,595)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2020	$(60,426)	$(678)	$(12)	$(61,116)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	941	31	—	972
Income Tax (Expense) or Benefit	(215)	(7)	—	(222)
Other comprehensive income (loss), net of tax	726	24	—	750
Balance as of June 30, 2020	$(59,700)	$(654)	$(12)	$(60,366)

Balance as of January 1, 2020	$(61,152)	$(702)	$(12)	$(61,866)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,882	62	—	1,944
Income Tax Expense	(430)	(14)	—	(444)
Other comprehensive income, net of tax	1,452	48	—	1,500
Balance as of June 30, 2020	$(59,700)	$(654)	$(12)	$(60,366)

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

	Six Months Ended
	June 30, 2020		June 30, 2019
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	963,832	$17.67	969,928	$15.89
Granted	437,054	18.85	295,096	23.22
Converted	(200,563)	19.87	(153,464)	17.29
Expired	(34,100)	19.40	(5,600)	23.78
Forfeited	(1,000)	18.90	(2,600)	22.16
Outstanding at end of period	1,165,223	$17.69	1,103,360	$17.61
Vested	353,023	$8.25	337,060	$8.04
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
For the six month periods ended June 30, 2020 and 2019, the Company recorded expense of $4.0 million and $3.4 million, respectively, for stock incentive awards. At June 30, 2020, there was $11.3 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2020, none of the awards were convertible, 353,023 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,441,373 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2022.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Earnings from continuing operations - basic	$(105,162)	$(26,632)	$28,571	$(3,998)
Gain from stock warrants revaluation, net of tax	—	—	(19,312)	—
Earnings from continuing operations - diluted	$(105,162)	$(26,632)	$9,259	$(3,998)

Denominator:
Weighted-average shares outstanding for basic earnings per share	59,130	58,909	59,085	58,874
Common equivalent shares:
Effect of stock-based compensation awards and warrants	—	—	9,019	—
Weighted-average shares outstanding assuming dilution	59,130	58,909	68,104	58,874
Basic earnings per share from continuing operations	$(1.78)	$(0.45)	$0.48	$(0.07)
Diluted earnings per share from continuing operations	$(1.78)	(0.45)	0.14	(0.07)
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
The underlying warrants recorded as a liability as of June 30, 2020 and 2019 would have resulted in 39.5 million and 39.5 million additional shares of the Company's common stock, respectively, if the warrants were settled by tendering cash.
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution because their effect would have been anti-dilutive, were 9.3 million and 0.1 million for the three and six month periods ended June 30, 2020, respectively, compared to 10.9 million and 10.8 million for the corresponding periods of 2019.

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
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2020	2019	2020	2019
Total revenues:
CAM	$74,870	$69,256	$149,033	$139,606
ACMI Services	287,604	254,938	571,769	512,894
All other	77,056	71,104	157,092	138,466
Eliminate inter-segment revenues	(61,736)	(60,722)	(110,823)	(108,207)
Total	$377,794	$334,576	$767,071	$682,759
Customer revenues:
CAM	49,959	39,953	96,695	81,562
ACMI Services	287,595	254,869	571,756	512,822
All other	40,240	39,754	98,620	88,375
Total	$377,794	$334,576	$767,071	$682,759
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
The Company's external customer revenues from other activities for the three and six month periods ended June 30, 2020 and 2019 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Aircraft maintenance, modifications and part sales	$18,851	$23,303	$52,686	$57,284
Ground services	16,003	15,775	30,611	29,713
Other, including aviation fuel sales	5,386	676	15,323	1,378
Total customer revenues	$40,240	$39,754	$98,620	$88,375
CAM's aircraft lease revenues are recognized as operating leases on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 13% of CAM's leases to external customers contain purchase options at projected market values. As of June 30, 2020, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $97.9 million for the remainder of 2020, $188.6 million, $162.0 million, $120.1 million, and $85.6 million, respectively, for each of the next four years ending December 31, 2024 and $214.2 million thereafter. As of December 31, 2019, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $186.8 million, $178.2 million, $152.0 million, $110.1 million and $75.5 million, respectively, for each of the next 5 years ending December 31, 2024 and $186.2 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. During the three and six month periods ending June 30, 2020 and 2019, the Company recognized $1.6 million and $2.8 million of non lease revenue that was reported in deferred revenue at the beginning of the respective period, respectively, compared to $0.6 million and $2.8 million in the corresponding periods of 2019. Deferred revenue was $4.9 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively, for contracts with customers.

Segment earnings, as used by the Company's management, includes an allocation of interest expense based on a reportable segments' assets. Segment earnings does not include asset impairment charges or the recognition of CARES Act grants. The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2020	2019	2020	2019
Segment earnings (loss):
CAM	$19,640	$16,683	$35,460	$32,857
ACMI Services	19,684	973	38,062	13,283
All other	(2,244)	4,006	(2,191)	5,909
Net unallocated interest expense	(681)	(903)	(1,336)	(1,683)
Government grants	9,821	—	9,821	—
Impairment of aircraft and related assets	(39,075)	—	(39,075)	—
Other non-service components of retiree benefit costs, net	2,898	(2,351)	5,796	(4,702)
Net loss on financial instruments	(109,723)	(35,886)	(2,679)	(31,386)
Loss from non-consolidated affiliate	(6,513)	(5,998)	(9,277)	(9,814)
Transaction fees	—	—	—	(373)
Pre-tax earnings from continuing operations	$(106,193)	$(23,476)	$34,581	$4,091

Depreciation and amortization expense:
CAM	$42,024	$38,723	85,071	77,518
ACMI Services	25,384	23,865	50,696	46,960
All other	883	678	1,866	1,425
Total	$68,291	$63,266	$137,633	$125,903

Interest expense
CAM	9,707	9,379	19,962	19,344
ACMI Services	5,645	6,441	10,946	12,990

The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	June 30,	December 31,
	2020	2019
Assets:
CAM	$1,959,860	$1,857,687
ACMI Services	820,129	830,620
Discontinued operations	2,508	1,499
All other	154,635	130,372
Total	$2,937,132	$2,820,178
During the first six months of 2020, the Company had capital expenditures for property and equipment of $41.7 million and $220.5 million for the ACMI Services and CAM, respectively.

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

INTRODUCTION
We lease aircraft and provide airline operations, aircraft modification and maintenance services, ground services, and other support services to the air transportation and logistics industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, e-commerce operators, airlines and government customers. Our principal subsidiaries include three independently certificated airlines (ABX, ATI and OAI) and an aircraft leasing company (CAM). CAM provides competitive aircraft lease rates by converting passenger aircraft into cargo freighters and offering them to customers under long-term leases.
We have two reportable segments: CAM, which leases Boeing 777, 767 and 757 aircraft and aircraft engines, and ACMI Services, which includes the cargo and passenger transportation operations of the three airlines. Our other business operations, which primarily provide support services to the transportation industry, include aircraft maintenance and modification services, aviation fuel sales and ground services for load transfer, parcel sorting and related equipment maintenance. These operations do not constitute reportable segments and are reported together as Other Activities.
Our largest customers are the U.S. Department of Defense ("DoD"); Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") and DHL Network Operations (USA), Inc. and its affiliates ("DHL").
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for ASI since September 2015. Revenues from our commercial arrangements with ASI comprised approximately 29% and 19% of our consolidated revenues during the six month periods ending June 30, 2020 and 2019, respectively. The increase in revenues reflects the expansion of the number of aircraft and services provided to ASI since June of 2019.
On March 8, 2016, we entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM leased 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA also provides for the operation of those aircraft by our airline subsidiaries for a term of five years, and the performance of ground handling services by our subsidiary, LGSTX Services Inc. ("LGSTX"). In December 2018, the Company announced agreements with Amazon to (1) lease and operate ten additional Boeing 767-300 aircraft for ASI, (2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option on the part of ASI to extend the lease term for three more years, (3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option on the part of ASI to extend the lease term for three more years and (4) extend the ATSA by five years through March 2026, with an option on the part of ASI to extend the term for an additional three years. In January 2019, we entered into lease amendments which formalized the lease extensions described in (2), (3) and (4) above. As of June 30, 2020, we had executed leases with ASI for six of the ten Boeing 767-300 aircraft. We plan to deliver the remainder in the second half of 2020. All ten of these aircraft leases will be for ten years. Under the ATSA, we operate the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which grant Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. These warrants have an exercise price of $9.73 per share and will expire on March 9, 2021. If settled in cash, the Company will receive a payment of approximately $145 million for these warrants.
In conjunction with Amazon's commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and additional aircraft operations under the ATSA, Amazon and the Company entered into a new investment agreement on December 20, 2018 (the "2018 Investment Agreement"). Pursuant to the 2018 Investment Agreement, the Company issued additional warrants to Amazon for 14.8 million common shares, of which warrants for 11.1 million common shares have vested as existing leases were extended and six additional aircraft leases were executed and added to the ATSA operations. More of these warrants will vest when four additional aircraft leases are executed during the last half of 2020. These warrants have an exercise price of $21.53 per share and will expire if not exercised by December 20, 2025.
On May 29, 2020, Amazon agreed to lease twelve more Boeing 767-300 aircraft from the Company. The first of these leases began in the second quarter of 2020 with the remaining eleven to be delivered in 2021. Pursuant to the 2018 Investment Agreement, Amazon was issued warrants for 7.0 million common shares of which 0.6 million common shares have vested. All twelve of these aircraft leases will be for ten year terms. These warrants will expire if not exercised by December 20, 2025. The exercise price of these warrants is $20.40 per share
Additionally, Amazon can earn incremental warrant rights under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted for Amazon’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease.
Through the 2016 and 2018 Investment Agreements, Amazon can potentially own approximately 39.9% of the Company if all potential warrants issued vest and are settled with cash. For all warrants vested, Amazon may select a cashless conversion option. Assuming ATSG’s stock price at the time of conversion is above the warrant exercise price, Amazon would receive fewer shares in exchange for any warrants exercised under the cashless option. Instead, Amazon would receive the number of ATSG shares equivalent in market value at the time of conversion to the appreciation above the exercise price of the warrants.
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
DoD
The Company's airlines have been providing services to the U.S. DoD since the 1990's. The Company's airlines provide passenger and cargo airlift services to the DoD. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Under the contracts, we are responsible for all operating expenses including fuel, landing and ground handling expenses. We receive reimbursements from the U.S. Transportation Command of the DoD each month if the price of fuel paid by us for the flights exceeds a previously set peg price. The DoD comprised 32% and 37% of the Company's consolidated revenues during the six month periods ending June 30, 2020 and 2019, respectively. The decline in the percentage of revenues from the DoD reflects the impact of Covid-19 and increased revenues from other customers.

DHL
The Company has had long-term contracts with DHL since August 2003. DHL accounted for 11% and 15% of the Company's consolidated revenues, during the first six months of 2020 and 2019, respectively. As of June 30, 2020, the Company, through CAM, leased 14 Boeing 767 cargo aircraft to DHL comprised of seven Boeing 767-200 aircraft and seven Boeing 767-300 aircraft expiring between 2022 and 2024. Eight of the 14 Boeing 767 aircraft were being operated for DHL by the Company's airlines. We also operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL during 2019 and the first half of 2020. During 2020, DHL terminated operating agreements for three of the Boeing 757 aircraft. The decline in the percentage of revenues from DHL primarily reflects the removal of the Boeing 757 operations and increased revenues from other customers compared to last year.
RESULTS OF OPERATIONS
Summary
The consolidated net losses from continuing operations were $105.2 million and net earnings of $28.6 million for the three and six month periods ending June 30, 2020, respectively, compared to net losses of $26.6 million and $4.0 million for the corresponding periods of 2019. The pre-tax losses from continuing operations were $106.2 million and pre-tax earnings of $34.6 million for the three and six month periods ending June 30, 2020, respectively, compared to pre-tax losses of $23.5 million and pre-tax earnings of $4.1 million for the corresponding periods of 2019. Earnings were affected by the following events and adjustments that do not directly reflect our underlying operations among the periods presented:

•On a pre-tax basis, earnings included net losses of $109.7 million and $2.7 million for the three and six month periods ended June 30, 2020, respectively, for the re-measurement of financial instruments, primarily warrant obligations granted to Amazon. This compares to pre-tax losses for re-measurement of such financial instruments of $35.9 million and $31.4 million for the corresponding periods of 2019.

•Pre-tax earnings were reduced by $4.9 million and $9.8 million for the three and six month periods ended June 30, 2020, respectively, for the amortization of customer incentives given to ASI in the form of warrants, compared to $4.0 million and $8.3 million for the corresponding periods of 2019.

•Pre-tax earnings from continuing operations included gains of $2.9 million and $5.8 million for the three and six month periods ended June 30, 2020, respectively, for the non-service components of retiree benefit plans compared to losses of $2.4 million and $4.7 million for the corresponding periods of 2019.

•Pre-tax earnings for the three and six month periods ended June 30, 2020 included losses of $6.5 million and $9.3 million, respectively for the Company's share of development costs for a joint venture and the partial sale of an airline investment, compared to losses of $6.0 million and $9.8 million for the corresponding periods of 2019.

•Pre-tax earnings for the first quarter of 2019 also included expense of $0.4 million for acquisition fees incurred during the Company's acquisition of OAI, along with related entities Advanced Flight Services, LLC; Omni Aviation Leasing, LLC; and T7 Aviation Leasing, LLC (collectively, "Omni").

•Pre-tax earnings for the three and six month periods ending June 30, 2020 were decreased by the impairment of $39.1 million for our four Boeing 757 freighter aircraft and related asset.

•During the second quarter of 2020, the Company recognized $9.8 million of government grants from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

After removing the effects of the items above, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $41.3 million and $79.7 million for the three and six month periods ended June 30, 2020 compared to $24.8 million and $58.6 million for the corresponding periods of 2019. Adjusted pre-tax earnings from continuing operations improved by $16.5 million and $21.1 million for the three and six month periods ended June 30, 2020 compared to the corresponding periods of 2019, driven by increased revenues primarily from CAM and the ACMI Services segments.
External customer revenues from continuing operations increased by $43.2 million, or 13%, to $377.8 million and $84.3 million, or 12%, to $767.1 million for the three and six month periods ended June 30, 2020 compared to the corresponding periods of 2019. Customer revenues increased in 2020 for contracted airline services, aircraft leasing, ground services and aviation fuel sales compared to the previous year period. Beginning in late February 2020, our revenues were disrupted due to the coronavirus pandemic. The DoD and other customers began canceling scheduled passenger flights as a result of the Covid pandemic. The decline in revenues from these cancellations were offset by an increase in event-driven, ad hoc passenger missions during 2020.
The health and safety of our employees is paramount. We have taken precautions to prevent, detect and limit the spread of the Covid virus in the workplace. These practices include daily temperature checks, requiring face masks, periodically sanitizing facilities, frequent cleaning of high touch surfaces, supporting remote working, travel restrictions, promoting social distancing and frequent hand washing, contact tracing, quarantining, and other practices prescribed by the Centers for Disease Control and Prevention. We have not experienced a wide-spread outbreak at any location. However, a coronavirus outbreak among our flight crews, at one of our maintenance facilities, at customer sorting centers or an airport could result in workforce shortages, facility closures and significant numbers of flight cancellations.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2020	2019	2020	2019
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$79,345	$73,280	157,954	147,857
Lease incentive amortization	(4,475)	(4,024)	(8,921)	(8,251)
Total CAM	74,870	69,256	149,033	139,606
ACMI Services	287,604	254,938	571,769	512,894
Other Activities	77,056	71,104	157,092	138,466
Total Revenues	439,530	395,298	877,894	790,966
Eliminate internal revenues	(61,736)	(60,722)	(110,823)	(108,207)
Customer Revenues - non reimbursed	$377,794	$334,576	$767,071	$682,759

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$19,640	$16,683	$35,460	$32,857
ACMI Services, inclusive of interest expense	19,684	973	38,062	13,283
Other Activities	(2,244)	4,006	(2,191)	5,909
Net unallocated interest expense	(681)	(903)	(1,336)	(1,683)
Government grants	9,821	—	9,821	—
Impairment of aircraft and related assets	(39,075)	—	(39,075)	—
Other non-service components of retiree benefits gains (costs), net	2,898	(2,351)	5,796	(4,702)
Net financial instrument re-measurement loss	(109,723)	(35,886)	(2,679)	(31,386)
Loss from non-consolidated affiliate	(6,513)	(5,998)	(9,277)	(9,814)
Transaction fees	—	—	—	(373)
Pre-Tax Earnings (Loss) from Continuing Operations	(106,193)	(23,476)	34,581	4,091
Add lease incentive amortization	4,896	4,024	9,753	8,251
Less government grants	(9,821)	—	(9,821)	—
Add impairment of aircraft and related assets	39,075	—	39,075	—
Add other non-service components of retiree benefit (gains) costs, net	(2,898)	2,351	(5,796)	4,702
Add net loss on financial instruments	109,723	35,886	2,679	31,386
Add charges for non-consolidated affiliates	6,513	5,998	9,277	9,814
Add transaction fees	—	—	—	373
Adjusted Pre-Tax Earnings from Continuing Operations	$41,295	$24,783	$79,748	$58,617

Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding (i) settlement charges and other non-service components of retiree benefit costs, (ii) gains and losses for the fair value re-measurement of financial instruments, (iii) customer incentive amortization, (iv) the transaction fees related to the acquisition of Omni, (v) the start-up costs of a non-consolidated joint venture, and (vi) the partial sale of an airline investment. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. We also excluded the recognition of government grants from adjusted earnings to improve comparability between periods. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
Aircraft Fleet
Our fleet of cargo and passenger aircraft is summarized in the following table as of June 30, 2020 and December 31, 2019. Our freighters, primarily converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At June 30, 2020, the Company owned fourteen Boeing 767-300 aircraft that were either already undergoing, or awaiting, induction into the freighter conversion process.
Aircraft fleet activity during the first six months of 2020 is summarized below:
•CAM completed the modification of one Boeing 767-300 freighter aircraft purchased in the previous year and began to lease that aircraft to an external customer under a multi-year lease.
•ABX returned one Boeing 767-200 freighter aircraft and one Boeing 767-300 freighter aircraft to CAM. CAM is prepping the Boeing 767-300 aircraft for lease to an external customer later in 2020.
•ATI returned three Boeing 757-200 freighter aircraft to CAM and the aircraft were retired.
•ATI returned one Boeing 767-300 freighter aircraft to CAM. CAM leased the Boeing 767-300 aircraft to an external customer under a multi-year lease. ATI operates this aircraft for the customer.
•An external customer returned one Boeing 737-400 freighter aircraft to CAM. CAM sold the Boeing 737-400 aircraft to another external customer during the second quarter of 2020.
•An external customer returned one Boeing 767-200 freighter aircraft to CAM. The aircraft is being prepped for lease to another external customer later in 2020.
•CAM leased one Boeing 767-200 freighter aircraft to an external customer under a multi-year lease.
•OAI began to lease one Boeing 767-300 passenger aircraft from an external lessor.
•CAM purchased two Boeing 767-300 freighter aircraft and five Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. The aircraft are expected to be leased to external customers during 2020 and 2021.

	June 30, 2020			December 31, 2019
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	6	26	32	7	26	33
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	3	37	40	5	35	40
Boeing 767-300 Passenger	7	—	7	7	—	7
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Freighter	1	—	1	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Boeing 737-400 Freighter	—	—	—	—	1	1
Total	26	63	89	32	62	94
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	2	—	2	1	—	1
Boeing 767-300 Freighter	2	—	2	2	—	2
Total	5	—	5	4	—	4
Other aircraft
Owned Boeing 767-300 under modification	—	14	14	—	8	8
Owned Boeing 767 available or staging for lease	—	3	3	—	2	2
As of June 30, 2020, ABX, ATI and OAI were leasing 26 in-service aircraft internally from CAM. As of June 30, 2020, 36 of CAM's 63 Boeing 767 freighter aircraft were leased to customers and operated by ABX or ATI within ACMI Services. CAM leased the other 13 Boeing 767-200 freighter aircraft and 14 Boeing 767-300 aircraft to external customers, including six Boeing 767-200 aircraft to DHL that are being operated by a DHL-affiliated airline. The carrying values of the total in-service fleet as of June 30, 2020 and December 31, 2019 were $1,304.1 million and $1,387.6 million, respectively.
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years.
As of June 30, 2020 and 2019, CAM had 63 and 56 aircraft under lease to external customers, respectively. CAM's revenues grew by $5.6 million and $9.4 million for the three and six month periods ended June 30, 2020, respectively, compared to the corresponding periods of 2019, primarily as a result of additional aircraft leases. Revenues from external customers totaled $50.0 million and $96.7 million for the three and six month periods ended June 30, 2020, respectively, compared to $40.0 million and $81.6 million for the corresponding periods of 2019. CAM's revenues from the Company's airlines totaled $24.9 million and $52.3 million for the three and six month periods ended June 30, 2020, respectively, compared to $29.3 million and $58.0 million for the corresponding periods of 2019. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $6.1 million and $10.1 million for the three and six month periods ended June 30, 2020 compared to the corresponding periods of 2019, primarily as a result of new aircraft leases in 2020. Since July 1 2019, CAM has added eight Boeing 767-300 aircraft to its lease portfolio.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $19.6 million and $35.5 million for the three and six month periods ended June 30, 2020, respectively, compared to $16.7 million and $32.9 million for the corresponding periods of 2019. Increased pre-tax earnings reflect the lease revenues for additional aircraft offset by a $0.3 million and $0.6 million increase in internally allocated interest expense due to higher debt levels for the three and six month periods ended June 30, 2020, respectively, compared to the corresponding periods of 2019. The pre-tax earnings are inclusive of increased depreciation expense of $3.3 million and $7.6 million for the three and six month periods ended June 30, 2020, respectively, compared to the corresponding periods of 2019 driven by the addition of eight Boeing aircraft in 2020 compared to the first half of 2019.
During the first six months of 2020, CAM purchased five Boeing 767-300 passenger aircraft for freighter conversion and two Boeing 767-300 freighter aircraft. As of June 30, 2020, all five of the Boeing 767-300 passenger aircraft purchased in 2020 and seven of the passenger aircraft purchased in 2019 were being modified from passenger to freighter configuration. CAM expects eight passenger aircraft to complete the conversion process and enter service, along with two purchased freighter aircraft, during the second half of 2020. In addition to the aircraft above, CAM has agreements to purchase seven more passenger Boeing 767-300 aircraft and expects to complete their conversion through 2021. We have external customer commitments to lease 20 of these 21 Boeing 767-300 aircraft.
During 2020 CAM removed a Boeing 737 freighter and three Boeing 757 freighter aircraft from its active fleet. During the remainder of 2020, we expect to retire a Boeing 767-200 and sell one Boeing 767-300 aircraft that is currently under lease.
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
ACMI Services
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance, insurance and aviation fuel. Our customers are typically responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the DoD, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of June 30, 2020, ACMI Services included 67 in-service aircraft as follows:
•12 passenger aircraft and 14 freighter aircraft leased internally from CAM
•Eight CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the DHL CMI agreement
•27 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI or ABX under the ATSA
•Two freighter aircraft from an external lessor under lease to ASI and operated by ATI under the ATSA
•Another CAM-owned freighter leased to a customer and operated by ATI
•Three passenger aircraft leased from an external lessor
As of June 30, 2020, ACMI Services revenues included the operation of four more aircraft compared to June 30, 2019. Total revenues from ACMI Services increased $32.7 million and $58.9 million during the three and six month periods ended June 30, 2020, respectively, to $287.6 million and $571.8 million compared to the corresponding periods of 2019 driven primarily by incremental passenger charter assignments from the federal government, and increased block hours for our customers' e-commerce delivery networks. Ad hoc passenger flights during the first half of 2020 included special airlift capacity, including flights to return people to the United States who were stranded abroad as a result of the pandemic. During the three and six month periods ending June 30,

2020, billable block hours increased 17% and 25%, respectively, mainly as a result of operating additional aircraft for ASI.
Revenues during the first half of 2020 were impacted by the coronavirus pandemic. In late February 2020, the DoD began canceling combi aircraft flights and in March, commercial customers began canceling scheduled passenger flights as a result of the coronavirus pandemic. Combined block hours flown for contracted commercial passenger and combi fights declined 37% for the second quarter of 2020 compared to the previous year due to the pandemic. The decline in revenues from these cancellations was mitigated by ad hoc passenger flights during the second quarter of 2020 for the DoD and other governmental agencies and increased flying for customer e-commerce networks. Operations during the second quarter of 2020 also included additional transoceanic flights to replace cargo capacity normally serviced in the belly-hold of passenger aircraft.
ACMI Services had pre-tax earnings of $19.7 million and $38.1 million during the three and six month periods ended June 30, 2020, respectively, compared to $1.0 million and $13.3 million for the corresponding periods of 2019. Improved pre-tax results in 2020 compared to 2019 were primarily a result of expanded revenues from ASI and DHL and ad hoc passenger charters. ACMI Services benefited from reduced travel costs including lower airfares during the second quarter of 2020 compared to the second quarter of 2019. Internally allocated interest expense decreased by $0.8 million and $2.0 million for the three and six month periods ended June 30, 2020, respectively, compared to 2019, to $5.6 million and $10.9 million for the corresponding periods of 2020.
We expect Amazon to lease at least four additional Boeing 767-300 freighter aircraft from CAM during the second half of 2020 and to contract the operation of those aircraft to our airlines through our existing ATSA. However, we expect our operating results to be significantly impacted by the coronavirus pandemic during the second half of 2020 and potentially during subsequent quarters. The DoD has reduced normal personnel movements while most of our other passenger service customers have suspended their operations and demand for commercial passenger charters have significantly declined. During the second quarter 2020, the DoD and other government agencies contracted for special airlift capacity and missions which may not continue to occur near the same level in the months ahead. Similarly, customers may find alternatives for the incremental e-commerce routes we operated in the first half of 2020. While it is difficult to predict, we expect lower revenues from passenger operations during the second half of 2020 than we had in the first half of 2020.
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
External customer revenues from all other activities increased $0.5 million and $10.2 million during the three and six month periods ended June 30, 2020, respectively, compared to the corresponding periods of 2019, primarily due to aviation fuel sales at ASI's hub in Wilmington, Ohio. Revenues also increased at two ASI gateways which we operate. Ground services revenues during 2020 included a reduction for equipment and facility maintenance revenues compared to the first half of 2019 as customers chose to in-source some of these services. Revenues from aircraft maintenance and part sales declined during 2020 as passenger airlines have reduced their needs for services during the pandemic.
The pre-tax earnings from other activities decreased by $6.3 million and $8.1 million during the three and six month periods ended June 30, 2020 to losses of $2.2 million each, compared to the corresponding periods of 2019. Reduced earnings for 2020 are a result of reduced revenues on aircraft maintenance services and the sales of aircraft parts. These reductions were partially offset by additional aviation fuel sales which earn a lower margin.
Our customer base for aircraft maintenance revenues includes passenger airlines. We expect the adverse impact on our aircraft maintenance business to continue due to the coronavirus pandemic as passenger airlines reduce their needs for scheduled heavy airframe maintenance. Further, we rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. A coronavirus outbreak at one of our maintenance facilities, or at customer sorting centers could result in workforce shortages and facility closures.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $21.7 million and $47.8 million during the three and six month periods ended June 30, 2020, respectively, compared to the corresponding period of 2019 driven by higher employee headcount for flight operations, maintenance services and package sorting services. The total headcount increased 13% as of June 30, 2020 compared to June 30, 2019.
Depreciation and amortization expense increased $5.0 million and $11.7 million during the three and six month periods ended June 30, 2020, respectively, compared to the corresponding period of 2019. The increase reflects incremental depreciation for eight Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since July 1, 2019, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased $4.2 million and $1.4 million during the three and six month periods ended June 30, 2020, respectively, compared to the corresponding period of 2019. Increased maintenance expense for 2020 was due to increases corresponding to increased flight hours and higher costs for unscheduled engine repairs at our airlines. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $2.6 million and $11.5 million during the three and six month periods ended June 30, 2020, respectively, compared to the corresponding period of 2019. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. The increase in fuel during 2020 is primarily for the increased amounts of aviation fuel we sell at the ASI air hub in Wilmington, Ohio since it opened in mid 2019.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services decreased $1.0 million and $2.2 million during the three and six month periods ended June 30, 2020, respectively, compared to the corresponding period of 2019. Since mid 2019, certain customers chose to in-source some ground services that we had subcontracted.
Travel expense decreased by $3.6 million and $2.1 million during the three and six month periods ended June 30, 2020, respectively, compared to the corresponding period of 2019. The decrease in travel expense was due to less employee travel and the lower costs of air travel as airfares have fallen.
Rent expense increased by $1.2 million and $0.9 million during the three and six month periods ended June 30, 2020, respectively, compared to the corresponding period of 2019 due to increased rent expense for additional aircraft partially offset by lower facility rents during 2020.
Asset impairment charges were recorded during the second quarter of 2020, in conjunction with management's decision to retire four Boeing 757 freighter aircraft. Three of the 757 airframes have been removed from service and are available for sale. One remains in service through 2020. Impairment charges totaling $39.1 million were recorded, primarily reflecting the fair value of these assets as well as other surplus engines and parts.
Operating results included a pre-tax contra expense of $9.8 million during the second quarter of 2020 to recognize grants received from the U.S. government under the CARES Act. For additional information about the CARES Act grants, see Note H of the unaudited condensed consolidated financial statements included in this report.
Non Operating Income, Adjustments and Expenses
Interest expense decreased by $0.8 million and $1.8 million during the three and six month periods ended June 30, 2020, respectively, compared to the corresponding period of 2019. Interest expense during the first half of 2020 decreased compared to the previous year due to lower interest rates on our borrowings under the Senior Credit Agreement.
The Company recorded unrealized pre-tax losses on financial instrument re-measurements of $109.7 million and gains of $2.7 million during the three and six month periods ended June 30, 2020, respectively, compared to unrealized pre-tax net gains of $35.9 million and $31.4 million for the corresponding periods of 2019. The gains include the results of re-valuing, as of June 30, 2020 and 2019, the fair value of the stock warrants granted to Amazon. Generally, the warrant value increases or decreases with corresponding increases or decreases in the ATSG stock price during the measurement period. Additionally, the value of certain warrants depend partially on the probability that warrants will vest upon the execution of aircraft leases. Warrant gains for the first six months of 2020 were primarily a result of a 5% decrease in the traded value of ATSG shares.
Non service components of retiree benefits were net gains of $2.9 million and $5.8 million for the three and six month periods ended June 30, 2020, respectively, compared to net losses of $2.4 million and $4.7 million for corresponding periods of 2019. The non service component gain and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2020 have been estimated utilizing a 25% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective tax rate from continuing operations for the three and six month periods ended June 30, 2020 were 1% and 17%, respectively. The effective tax rate is affected by the re-measurement of warrants, changes in valuation allowances and discrete tax items in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurements, incentive amortizations and the other adjustments for adjusted pretax earnings from continuing operations (see items in table above) was 21% and 23% for the three and six month periods ended June 30, 2020, respectively. The effective tax rate before including the effects of the warrants was 25% and 24% for the three and six month periods ended June 30, 2019.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax gains related to the former sorting operations were $5.2 million for the first six months of 2020 compared to $0.1 million for 2019. Pre-tax earnings during 2020 and 2019 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $249.0 million and $209.4 million for the first six months in 2020 and 2019, respectively. Cash flows generated from operating activities during 2020 and 2019 were driven primarily by aircraft leases to customers and the ACMI Services segment. Operating cash flows increased $39.6 million for the first six months of 2020 compared to the corresponding period of 2019. Operating cash flows for 2020 include the receipt of $37.7 million of grant funds from the CARES Act. Cash outlays for pension contributions were $1.6 million and $1.4 million for the first six months of 2020 and 2019, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $265.9 million and $216.8 million for the first six months of 2020 and 2019, respectively. Capital expenditures in the first half of 2020 included $188.2 million for the acquisition of seven Boeing 767-300 aircraft and freighter modification costs; $47.2 million for required heavy maintenance; and $30.5 million for other equipment, including purchases of aircraft engines and rotables. Capital expenditures in the first half of 2019 included $159.0 million for the acquisition of seven Boeing 767-300 aircraft and freighter modification costs; $34.7 million for required heavy maintenance; and $23.1 million for other equipment, including purchases of aircraft engines and rotables.
During the first six months of 2019, we paid $12.0 million to complete the acquisitions of Omni and TriFactor. During the first six months of 2020 and 2019, we contributed $5.6 million and $6.4 million, respectively, to a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash provided by financing activities was $27.4 million for the first six months of 2020 compared to $21.1 million in 2019. Our financing activities during the first six months of 2020 included a debt offering of $500 million in senior unsecured notes (the “Senior Notes”). The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a rate of 4.750% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The net proceeds from the Senior Notes were used to pay down the revolving credit facility.
During the first six months of 2020, we drew a total of $80.0 million from the revolving credit facility and $40.0 million during the first six months of 2019. Our borrowing activities were necessary to purchase and modify aircraft for lease deployment into air cargo markets.
Commitments
As of June 30, 2020, the Company had fourteen aircraft that were in, or awaiting, the freighter modification process. Additionally, we have agreed to purchase seven more Boeing 767-300 aircraft through 2021. We estimate that capital expenditures for 2020 will total $465 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance these capital expenditures from current cash balances, future operating cash flows and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification process primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note I of the accompanying financial statements.
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of a supplemental type certificate from the FAA during the fourth quarter of 2020. We expect to make contributions equal to the Company's 49% ownership percentage of the program's total costs during 2020.
Liquidity
We have a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $619.2 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $177.9 million, net of repayments, as of June 30, 2020. The Senior Credit Agreement expires in November 2024 if certain liquidity measures are maintained during 2024 and contains an incremental accordion capacity based on debt ratios. As of June 30, 2020, the available unused revolving credit facility capacity totaled $408.2 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the unsubordinated term loans, the Senior Notes and the revolving credit facility bear variable interest rates of 1.68%, 4.75% and 1.68%, respectively.
At June 30, 2020, the Company had $60.3 million of cash balances. We believe that the Company's current cash balances and forecasted cash flows provided from its customer leases and operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2020 and 2019, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
In late 2019, an outbreak of a coronavirus (COVID-19) was identified in China and has since spread globally, becoming a pandemic. The pandemic has had an impact on our operations and financial results and is expected to continue to affect our operations and financial results. The extent of the impact that the coronavirus pandemic will have on our operations and financial results will depend on future developments, including the duration, spread, severity and any recurrence of the COVID-19 virus; the duration and scope of government orders and restrictions; and the extent of the impact of the pandemic on overall economic conditions. These are highly uncertain and cannot reasonably be predicted.
We expect our operating results to be significantly impacted by the coronavirus pandemic during the second half of 2020 and most likely during subsequent quarters. The DoD reduced normal personnel movements while most of our other passenger service customers suspended their operations and demand for commercial passenger charters significantly declined. During the second quarter 2020 the DoD and other government agencies contracted for special airlift capacity which may not be needed in the months ahead. As a result, we expect the revenues of ACMI Services to decline at least for the second half of 2020 compare to the first half. It is difficult to reasonably predict when flights will actually resume, the frequency in which flights will resume, and the length of time necessary before passenger flights substantially recover to pre-pandemic levels. The economic downturn resulting from the coronavirus pandemic has also resulted in the reduction of demand for other types of services including aircraft maintenance services.
Some of our employees and employees of suppliers and service providers have tested positive for, or have been suspected of having, COVID-19. Additional instances of actual or perceived risk of infection among our employees, or our suppliers' or service providers’ employees, could further negatively impact our operations We rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. In addition to our own employees, we rely on services from suppliers and customers to operate efficiently and safely. Measures restricting the ability of airport personnel or flight crews to work may result in the reductions of flights. Our operations could be negatively affected if our own personnel or those of our suppliers and customers are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental curfews or “shelter in place” health orders. A coronavirus outbreak at certain maintenance facilities, customer sorting centers or airports could result in workforce shortages or closures causing reduced revenues and higher expenses.
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
Conditions of the CARES Act
Two of the Company's airline subsidiaries, OAI and ATI, have been granted government funds totaling $75.4 million pursuant to the payroll support program agreement under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The funds are being received in installments through September 2020. In conjunction with the payroll support program agreements, the airlines agreed to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020; limit, on behalf of themselves and certain of their affiliates, executive compensation through March 24, 2022; maintain certain air transportation services through March 1, 2022, as may be required by the U.S. Department of Transportation pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements. In addition, we may not pay dividends or repurchase our shares through September 30, 2021. If we do not comply with the provisions of the CARES Act and the payroll support program agreements, the Company may be required to repay the government funds and also subject to other remedies.
If the coronavirus pandemic persists or reemerges after September 30, 2020, we may need to terminate or furlough airline employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the second quarter of 2020. As of June 30, 2020, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.

The share repurchase program has been suspended until the CARES Act restrictions on the repurchase of shares have lapsed. See “Conditions of the CARES Act.”

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

Material Contracts

10.1
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of January 28, 2020, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party thereto as Lenders; and SunTrust Bank, in its capacity as Administrative Agent. (1)

10.2
Payroll Support Program Agreement, dated May 20, 2020, by and between Omni Air International, LLC and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act, filed herewith.

10.3
Payroll Support Program Agreement, dated May 29, 2020, by and between Air Transport International, Inc. and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act, filed herewith.

10.4
Warrant to Purchase Common Stock, issued May 29, 2020, by and between Air Transport Services Group, Inc. and Amazon.com, Inc., filed herewith. Those portions of this Agreement marked with an [*] have been excluded because the information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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
____________________
(1)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 28, 2020.
(2)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 24, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	August 7, 2020

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 7, 2020	and Principal Accounting Officer)