Form 10-Q
period 2020-09-30
Air Transport Services Group, Inc.
filed 2020-11-04
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of November 4, 2020, there were 59,589,770 shares of the registrant’s common stock outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$61,078	$46,201
Accounts receivable, net of allowance of $1,170 in 2020 and $975 in 2019	149,804	162,870
Inventory	39,638	37,397
Prepaid supplies and other	22,916	20,323
TOTAL CURRENT ASSETS	273,436	266,791
Property and equipment, net	1,904,940	1,766,020
Customer incentive	131,634	146,678
Goodwill and acquired intangibles	519,079	527,654
Operating lease assets	53,151	44,302
Other assets	80,591	68,733
TOTAL ASSETS	$2,962,831	$2,820,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$142,173	$141,094
Accrued salaries, wages and benefits	58,230	59,429
Accrued expenses	18,206	17,586
Current portion of debt obligations	13,742	14,707
Current portion of lease obligations	14,551	12,857
Unearned revenue and grants	65,832	17,566
TOTAL CURRENT LIABILITIES	312,734	263,239
Long term debt	1,466,844	1,469,677
Stock warrant obligations	210,319	383,073
Post-retirement obligations	22,946	36,744
Long term lease obligations	38,353	30,334
Other liabilities	49,814	49,293
Deferred income taxes	147,201	127,476
TOTAL LIABILITIES	2,248,211	2,359,836
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 59,589,770 and 59,329,431 shares issued and outstanding in 2020 and 2019, respectively	596	593
Additional paid-in capital	700,757	475,720
Retained earnings	72,883	45,895
Accumulated other comprehensive loss	(59,616)	(61,866)
TOTAL STOCKHOLDERS’ EQUITY	714,620	460,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,962,831	$2,820,178

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES	$404,146	$366,073	$1,171,217	$1,048,832
OPERATING EXPENSES
Salaries, wages and benefits	128,608	110,706	373,642	307,897
Depreciation and amortization	67,974	64,149	205,607	190,052
Maintenance, materials and repairs	48,767	41,496	134,148	125,501
Fuel	36,202	41,193	116,788	110,311
Contracted ground and aviation services	19,840	17,190	47,735	47,319
Travel	20,254	25,366	59,226	66,401
Landing and ramp	3,378	2,539	8,895	7,978
Rent	5,137	4,123	13,821	11,860
Insurance	3,119	1,833	7,295	5,601
Other operating expenses	18,623	16,712	49,577	50,763
Government grants	(21,726)	—	(31,547)	—
Impairment of aircraft and related assets	—	—	39,075	—
Transaction fees	—	—	—	373
	330,176	325,307	1,024,262	924,056
OPERATING INCOME	73,970	40,766	146,955	124,776
OTHER INCOME (EXPENSE)
Interest income	93	78	217	255
Non-service component of retiree benefit gains (costs)	2,897	(2,351)	8,693	(7,053)
Net (loss) gain on financial instruments	(53,393)	91,952	(56,072)	60,566
Loss from non-consolidated affiliate	(2,485)	(2,645)	(11,762)	(12,459)
Interest expense	(15,440)	(16,712)	(47,808)	(50,906)
	(68,328)	70,322	(106,732)	(9,597)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,642	111,088	40,223	115,179
INCOME TAX EXPENSE	(11,387)	(6,003)	(17,397)	(14,092)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(5,745)	105,085	22,826	101,087
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	154	243	4,162	305
NET EARNINGS (LOSS)	$(5,591)	$105,328	$26,988	$101,392

BASIC EARNINGS PER SHARE
Continuing operations	$(0.10)	$1.78	$0.39	$1.72
Discontinued operations	0.01	0.01	0.07	—
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$(0.09)	$1.79	$0.46	$1.72

DILUTED EARNINGS PER SHARE
Continuing operations	$(0.10)	$0.19	$0.38	$0.43
Discontinued operations	0.01	0.01	0.07	—
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$(0.09)	$0.20	$0.45	$0.43

WEIGHTED AVERAGE SHARES
Basic	59,146	58,919	59,106	58,889
Diluted	59,146	68,718	59,863	69,382

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET EARNINGS (LOSS)	$(5,591)	$105,328	26,988	101,392
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	726	2,965	2,178	9,189
Defined Benefit Post-Retirement	24	33	72	102
Foreign Currency Translation	—	(1)	—	1,473

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$(4,841)	$108,325	29,238	112,156

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

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, cont.
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JUNE 30, 2020	59,589,770	$596	$477,829	$78,474	$(60,366)	$496,533
Stock-based compensation plans
Grant of restricted stock	—	—	—			—
Issuance of common shares, net of withholdings	—	—	—			—
Forfeited restricted stock	—	—	—			—
Reclassification of warrant liability			221,093			221,093
Amortization of stock awards and restricted stock			1,835			1,835
Total comprehensive income (loss)				(5,591)	750	(4,841)
BALANCE AT SEPTEMBER 30, 2020	59,589,770	$596	$700,757	$72,883	$(59,616)	$714,620

BALANCE AT JANUARY 1, 2020	59,329,431	$593	$475,720	$45,895	$(61,866)	$460,342
Stock-based compensation plans
Grant of restricted stock	201,400	2	(2)			—
Issuance of common shares, net of withholdings	59,439	1	(1,840)			(1,839)
Forfeited restricted stock	(500)	—	—			—
Reclassification of warrant liability			221,093			221,093
Amortization of stock awards and restricted stock			5,786			5,786
Total comprehensive income				26,988	2,250	29,238
BALANCE AT SEPTEMBER 30, 2020	59,589,770	$596	$700,757	$72,883	$(59,616)	$714,620

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES:
Net earnings from continuing operations	$22,826	$101,087
Net earnings from discontinued operations	4,162	305
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	229,280	210,641
Pension and post-retirement	2,916	11,775
Deferred income taxes	17,728	14,036
Amortization of stock-based compensation	5,786	5,281
Loss from non-consolidated affiliates	11,762	12,458
Net loss (gain) on financial instruments	56,072	(60,566)
Impairment of aircraft	39,075	—
Changes in assets and liabilities:
Accounts receivable	13,066	13,842
Inventory and prepaid supplies	(8,927)	14
Accounts payable	13,466	(2,410)
Unearned revenue and grants	49,605	2,830
Accrued expenses, salaries, wages, benefits and other liabilities	(8,623)	5,129
Pension and post-retirement assets	(20,920)	(10,419)
Other	(3,990)	3,135
NET CASH PROVIDED BY OPERATING ACTIVITIES	423,284	307,138
INVESTING ACTIVITIES:
Expenditures for property and equipment	(394,295)	(336,944)
Proceeds from property and equipment	9,210	11,087
Acquisitions and investments in businesses, net of cash acquired	(9,053)	(21,762)
NET CASH USED IN INVESTING ACTIVITIES	(394,138)	(347,619)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(584,923)	(38,906)
Proceeds from borrowings	80,000	70,000
Proceeds from bond issuance	500,000	—
Payments for financing costs	(7,507)	(1,081)
Other financing payments	—	(500)
Withholding taxes paid for conversion of employee stock awards	(1,839)	(1,521)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,269)	27,992

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,877	(12,489)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,201	59,322
CASH AND CASH EQUIVALENTS AT END OF YEAR	$61,078	$46,833

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$36,060	$45,399
Federal and state income taxes paid	$758	$533
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$25,832	$35,528
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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill, by operating segment, are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2019	$153,290	$234,571	$8,113	$395,974
Carrying value as of September 30, 2020	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2019	$9,000	$122,680	$131,680
Amortization	—	(8,575)	(8,575)
Carrying value as of September 30, 2020	$9,000	$114,105	$123,105
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
Stock warrants issued to a lessee (see Note C) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligations and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2019	$146,678
Amortization	(15,044)
Carrying value as of September 30, 2020	$131,634
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
In August, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in the fourth quarter of 2020. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. During the nine month periods ending September 30, 2020 and 2019, the Company contributed $9.1 million and

$9.8 million to the joint venture, respectively. The Company accounts for its investment in the aircraft conversion joint venture under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates' operating results.
The carrying value of West and the joint venture totaled $8.2 million and $10.9 million at September 30, 2020 and December 31, 2019, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. Revenues from aircraft leases and related services performed for DHL were approximately 13% and 12% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2020, respectively, compared to 13% and 14% for the corresponding periods of 2019. The Company’s balance sheets include accounts receivable from DHL of $11.0 million and $12.7 million as of September 30, 2020 and December 31, 2019, respectively.
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
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The 2016 Investment Agreement calls for the Company to issue warrants in three tranches which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon the execution of the 2016 Investment Agreement granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, grants Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants vested on September 8, 2020, and grants Amazon the right to purchase an additional 0.5 million ATSG common shares to bring Amazon’s ownership, after the exercise in full of the three tranches of warrants, to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the 2016 Investment Agreement and after giving effect to the warrants granted. The exercise price of the 14.9 million warrants issued under the 2016 Investment Agreement is $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016.
In accordance with the 2016 Investment Agreement, on September 8, 2020, the final number of shares issuable under the third tranche of warrants was determined to be 0.5 million common shares. As a result, under US GAAP, the value of the entire grant was remeasured on September 8, 2020, and their fair value of $221 million was reclassified from balance sheet liabilities to paid-in-capital. This group of warrants for 14.9 million common shares of ATSG is fully vested and expires on March 8, 2021. Amazon has the option to settle the warrants for cash of $145 million and receive all 14.9 million shares, or it may choose a cashless settlement option and receive a lesser number of shares equivalent in market value of the stock's appreciation above the exercise price.
On December 22, 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years, and 4) extend the ATSA by five years through March 2026, with an option on the part of ASI to extend for an additional three years. Through September 30, 2020, the Company leased nine of the 10 aircraft to Amazon and the 10th lease was executed in October 2020. All ten of these aircraft leases are for ten years.
In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement, Amazon was issued warrants for 14.8 million common shares, of which 13.9 million common shares have vested as existing leases were extended and nine additional aircraft leases were executed and added to the ATSA operations through September 30, 2020. The remaining warrants vested in October 2020 upon the execution of the lease for the 10th aircraft. As a result, under US GAAP, the value of the entire grant for 14.8 million common shares will be remeasured to fair value and reclassified from balance sheet liabilities to paid-in-capital. These warrants will expire if not exercised by December 20, 2025. They have an exercise price of $21.53 per share.
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
Through the 2016 and 2018 Investment Agreements, Amazon can potentially own approximately 39.9% of the Company if all the issued and issuable warrants vest and are settled in full with cash. For all warrants vested, Amazon may select a cashless conversion option. Assuming ATSG’s stock price at the time of conversion is above the warrant exercise price, Amazon would receive fewer shares in exchange for any warrants exercised under the cashless option. Instead, Amazon would receive a lesser number of shares equivalent in market value of the stock's appreciation above the strike price near the time of conversion. Outstanding warrants are summarized below as of September 30, 2020:

		Common Shares in millions
	Exercise price	Vested	Non-Vested	Expiration

2016 Investment Agreement	$9.73	14.9	0.0	March 8, 2021
2018 Investment Agreement	$21.53	13.9	0.9	December 20, 2025
2018 Investment Agreement	$20.40	0.6	6.4	December 20, 2025

The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for financial instruments. Warrant obligations classified in liabilities are marked to fair value at the end of each reporting period. The value of warrants is recorded as a customer incentive asset if it is probable of vesting at the time of grant and further changes in the fair value of warrant obligations are recorded to earnings. Upon a warrant vesting event, the customer incentive asset is amortized as a reduction of revenue over the duration of the related revenue contract.
As of September 30, 2020, the Company's liabilities reflected warrants from the 2018 Amazon agreements having a fair value of $210.3 million. As of December 31, 2019, the Company's liabilities reflected warrants from the 2016 Amazon agreements and the 2018 Amazon agreements having a fair value of $383.1 million. During the three and nine month periods ended September 30, 2020, the re-measurements of all the warrants to fair value resulted in net non-operating losses of $55.9 million and $48.3 million before the effect of income taxes, respectively, compared to gains of $93.4 million and 72.7 million for the corresponding periods of 2019.
Revenues from Amazon comprised approximately 29% and 29% of the Company's consolidated revenues from continuing operations for the three and nine month periods ending September 30, 2020, respectively, compared to 26% and 21% for the corresponding periods of 2019. The Company’s balance sheets include accounts receivable from Amazon of $42.5 million and $50.1 million as of September 30, 2020 and December 31, 2019, respectively.
The Company's earnings in future periods will be impacted by the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.
DoD
The Company is a provider of cargo and passenger airlift services to the DoD using its fleet of freighter, passenger and combi aircraft. Combi aircraft are capable of carrying cargo containers and passengers on the main flight deck at the same time. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the DoD were approximately 33% and 33% of the Company's total revenues from continuing operations for the three and nine months periods ended September 30, 2020, respectively, compared to 34% and 36% for the corresponding periods of 2019. The Company's balance sheets included accounts receivable from the DoD of $49.2 million and $44.5 million as of September 30, 2020 and December 31, 2019, respectively.

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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2020	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$762	$—	$762
Total Assets	$—	$762	$—	$762
Liabilities
Interest rate swap	$—	$(15,861)	$—	$(15,861)
Stock warrant obligations	—	(151,126)	(59,193)	(210,319)
Total Liabilities	$—	$(166,987)	$(59,193)	$(226,180)

As of December 31, 2019	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,129	$—	$1,129
Interest rate swap	—	111	—	111
Total Assets	$—	$1,240	$—	$1,240
Liabilities
Interest rate swap	$—	$(8,237)	$—	$(8,237)
Stock warrant obligation	—	(340,767)	(42,306)	(383,073)
Total Liabilities	$—	$(349,004)	$(42,306)	$(391,310)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $21.0 million more than the carrying value, which was $1,480.6 million at September 30, 2020. As of December 31, 2019, the fair value of the Company’s debt obligations was approximately $2.7 million less than the carrying value, which was $1,484.4 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30,	December 31,
	2020	2019
Flight equipment	$2,743,232	$2,598,113
Ground equipment	63,697	59,628
Leasehold improvements, facilities and office equipment	35,635	33,649
Aircraft modifications and projects in progress	267,963	220,827
	3,110,527	2,912,217
Accumulated depreciation	(1,205,587)	(1,146,197)
Property and equipment, net	$1,904,940	$1,766,020
CAM owned aircraft with a carrying value of $1,036.8 million and $889.3 million that were under leases to external customers as of September 30, 2020 and December 31, 2019, respectively.

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

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Unsubordinated term loan	$615,686	$626,277
Revolving credit facility	140,400	632,900
Senior notes	493,142	—
Convertible debt	220,128	213,461
Other financing arrangements	11,230	11,746
Total debt obligations	1,480,586	1,484,384
Less: current portion	(13,742)	(14,707)
Total long term obligations, net	$1,466,844	$1,469,677
The Company utilizes a syndicated credit agreement ("Senior Credit Agreement") which includes an unsubordinated term loan and a revolving credit facility. In November 2019, the Senior Credit Agreement was amended to increase the maximum revolver capacity from $645.0 million to $750.0 million, combine two terms loans into one loan and reduce the interest rate spread of the LIBOR based financing at various ratios of the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). This amendment also extended the agreement to November 2024 provided certain liquidity measures are maintained during 2024, and added incremental accordion capacity based on debt ratios. In January 2020, the Company chose to lower the maximum revolver capacity to $600.0 million in conjunction with the issuance of senior unsecured notes. As of September 30, 2020, the unused revolving credit facility available to the Company at the trailing twelve month EBITDA level was $445.7 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
The balance of the unsubordinated term loan is net of debt issuance costs of $7.4 million and $8.7 million as of September 30, 2020 and December 31, 2019, respectively. The balance of the Senior Notes is net of debt issuance costs of $6.9 million as of September 30, 2020. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan, Senior Notes and revolving credit facility bear variable interest rates of 1.65%, 4.75% and 1.65%, respectively.

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

	September 30,	December 31,
	2020	2019
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(4,140)	(4,864)
Unamortized discount	(34,482)	(40,425)
Convertible debt	220,128	213,461
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

		September 30, 2020		December 31, 2019
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	15,000	(77)	20,625	111
May 30, 2021	1.703%	15,000	(139)	20,625	(25)
December 31, 2021	2.706%	140,625	(4,459)	146,250	(3,242)
March 31, 2022	1.900%	50,000	(1,340)	50,000	(408)
March 31, 2022	1.950%	75,000	(2,067)	75,000	(696)
March 31, 2023	2.425%	142,500	(7,779)	148,125	(3,866)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net gain on derivatives of $2.5 million and a net loss of $7.7 million for the three and nine month periods ending September 30, 2020, respectively, compared to net losses of $1.4 million and $12.1 million for the corresponding periods of 2019. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES
CARES Act
Two of the Company's airline subsidiaries, OAI and ATI, have been granted government funds totaling $75.4 million pursuant to payroll support program agreements under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The grants were received between May and September 2020. The grants are not required to be repaid if the Company complies with provisions of the CARES Act and the payroll support program agreements. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate.
The Company received $75.4 million of grant funds under the CARES Act payroll support program. The Company recognizes the grants as contra-expense during the periods in which passenger flight operations and combi flight operations levels are expected to be negatively impacted by the pandemic. During the three and nine month periods ended September 30, 2020, the Company recognized $21.7 million and $31.5 million, respectively, of the grants and deferred recognition of $43.9 million. The Company expects to recognize all of the CARES Act funds by June of 2021.
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
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the nine month period ending September 30, 2020, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $26.4 million compared to $15.7 million for the corresponding period of 2019. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at September 30, 2020 was 3.5% compared to 4.7% at December 31, 2019. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.4 years and 4.6 years as of September 30, 2020 and December 31, 2019, respectively.
For the nine month periods ended September 30, 2020 and 2019, cash payments against operating lease liabilities were $12.8 million and $15.5 million, respectively. As of September 30, 2020, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2020	$4,378
2021	15,277
2022	11,291
2023	9,943
2024	8,776
2025 and beyond	7,303
Total undiscounted cash payments	56,968
Less: amount representing interest	(4,064)
Present value of future minimum lease payments	52,904
Less: current obligations under leases	14,551
Long-term lease obligation	$38,353
The Company expects to lease one additional passenger aircraft and an additional facility commencing later in 2020 that is not reflected in the table above.
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of September 30, 2020, the Company had nine aircraft that were in or awaiting the modification process. The Company had placed non-refundable deposits of $25.8 million to purchase six more Boeing 767-300 passenger aircraft through 2021. As of September 30, 2020, the Company's commitments to acquire and convert aircraft totaled $176.2 million through 2021.

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
Employees Under Collective Bargaining Agreements
As of September 30, 2020, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	4.7%
ATI	Air Line Pilots Association	8.4%
OAI	International Brotherhood of Teamsters	7.0%
ATI	Association of Flight Attendants	0.7%
OAI	Association of Flight Attendants	7.6%

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

    The Company’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$35	$27	—	—	104	81
Interest cost	6,970	7,825	23	37	20,910	23,474	68	111
Expected return on plan assets	(11,168)	(9,477)	—	—	(33,504)	(28,431)	—	—
Amortization of net loss	941	3,882	31	43	2,823	11,646	93	129
Net periodic benefit (income) loss	$(3,257)	$2,230	$89	$107	$(9,771)	$6,689	$265	$321
During the nine month period ending September 30, 2020, the Company contributed $8.2 million to the pension plans. The Company expects to contribute an additional $2.7 million during the remainder of 2020.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2020 have been estimated utilizing a 25% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants, assets impairments and other items which are not subject to tax, have an impact on the effective rate during a period.
As a result of these differences in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles, the Company's effective tax rate for the first nine months of 2020 was a tax expense of 43.3%. The final effective tax rate for the year 2020 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and nine month periods ending September 30, 2020 and 2019 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2019	$(82,818)	$(772)	$(5)	$(83,595)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income:
Recognition of foreign currency loss	—	—	—	—
Actuarial costs (reclassified to salaries, wages and benefits)	3,882	43	—	3,925
Income Tax (Expense) or Benefit	(917)	(10)	—	(927)
Other comprehensive income (loss), net of tax	2,965	33	(1)	2,997
Balance as of September 30, 2019	$(79,853)	$(739)	$(6)	$(80,598)

Balance as of January 1, 2019	$(89,042)	$(841)	$(1,479)	$(91,362)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive income:
Recognition of foreign currency loss	—	—	2,253	2,253
Actuarial costs (reclassified to salaries, wages and benefits)	11,646	129	—	11,775
Income Tax Expense	(2,457)	(27)	(768)	(3,252)
Other comprehensive income, net of tax	9,189	102	1,473	10,764
Balance as of September 30, 2019	$(79,853)	$(739)	$(6)	$(80,598)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2020	$(59,700)	$(654)	$(12)	$(60,366)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	941	31	—	972
Income Tax (Expense) or Benefit	(215)	(7)	—	(222)
Other comprehensive income (loss), net of tax	726	24	—	750
Balance as of September 30, 2020	$(58,974)	$(630)	$(12)	$(59,616)

Balance as of January 1, 2020	$(61,152)	$(702)	$(12)	$(61,866)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	2,823	93	—	2,916
Income Tax Expense	(645)	(21)	—	(666)
Other comprehensive income, net of tax	2,178	72	—	2,250
Balance as of September 30, 2020	$(58,974)	$(630)	$(12)	$(59,616)

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

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	963,832	$17.67	969,928	$15.89
Granted	437,054	18.85	302,596	23.22
Converted	(200,563)	19.87	(164,864)	17.48
Expired	(34,100)	19.40	(7,500)	23.78
Forfeited	(1,000)	18.90	(6,000)	23.73
Outstanding at end of period	1,165,223	$17.69	1,094,160	$17.58
Vested	353,023	$8.25	337,060	$8.04
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
For the nine month periods ended September 30, 2020 and 2019, the Company recorded expense of $5.8 million and $5.3 million, respectively, for stock incentive awards. At September 30, 2020, there was $8.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2020, none of the awards were convertible, 353,023 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,441,373 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2022.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Earnings from continuing operations - basic	$(5,745)	$105,085	$22,826	$101,087
Gain from stock warrants revaluation, net of tax	—	(91,849)	—	(71,319)
Earnings from continuing operations - diluted	$(5,745)	$13,236	$22,826	$29,768

Denominator:
Weighted-average shares outstanding for basic earnings per share	59,146	58,919	59,106	58,889
Common equivalent shares:
Effect of stock-based compensation awards and warrants	—	9,799	757	10,493
Weighted-average shares outstanding assuming dilution	59,146	68,718	59,863	69,382
Basic earnings per share from continuing operations	$(0.10)	$1.78	$0.39	$1.72
Diluted earnings per share from continuing operations	$(0.10)	0.19	0.38	0.43
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
The number of equivalent shares that were not included in weighted average shares outstanding assuming dilution because their effect would have been anti-dilutive, were 13.3 million and 9.7 million for the three and nine month periods ended September 30, 2020, respectively.

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
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2020	2019	2020	2019
Total revenues:
CAM	$76,268	$71,004	$225,301	$210,610
ACMI Services	300,189	272,188	871,958	785,082
All other	82,281	87,762	239,373	226,228
Eliminate inter-segment revenues	(54,592)	(64,881)	(165,415)	(173,088)
Total	$404,146	$366,073	$1,171,217	$1,048,832
Customer revenues:
CAM	51,409	42,007	148,104	123,569
ACMI Services	300,189	272,171	871,945	784,993
All other	52,548	51,895	151,168	140,270
Total	$404,146	$366,073	$1,171,217	$1,048,832
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
The Company's external customer revenues from other activities for the three and nine month periods ended September 30, 2020 and 2019 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Aircraft maintenance, modifications and part sales	$26,063	$24,745	$78,749	$82,029
Ground services	19,887	20,728	50,498	50,441
Other, including aviation fuel sales	6,598	6,422	21,921	7,800
Total customer revenues	$52,548	$51,895	$151,168	$140,270
CAM's aircraft lease revenues are recognized as operating leases on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 13% of CAM's leases to external customers contain purchase options at projected market values. As of September 30, 2020, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $54.9 million for the remainder of 2020, $213.0 million, $185.0 million, $142.7 million, and $108.2 million, respectively, for each of the next four years ending December 31, 2024 and $291.4 million thereafter. As of December 31, 2019, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $186.8 million, $178.2 million, $152.0 million, $110.1 million and $75.5 million, respectively, for each of the next 5 years ending December 31, 2024 and $186.2 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. During the three and nine month periods ending September 30, 2020 and 2019, the Company recognized $4.7 million and $2.8 million of non lease revenue that was reported in deferred revenue at the beginning of the respective period, respectively, compared to $0.5 million and $2.8 million in the corresponding periods of 2019. Deferred revenue was $3.4 million and $3.0 million at September 30, 2020 and December 31, 2019, respectively, for contracts with customers.

Segment earnings, as used by the Company's management, includes an allocation of interest expense based on a reportable segments' assets. Segment earnings does not include asset impairment charges or the recognition of CARES Act grants. The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2020	2019	2020	2019
Segment earnings (loss):
CAM	$19,781	$17,428	$55,241	$50,285
ACMI Services	18,637	4,375	56,699	17,658
All other	(724)	2,939	(2,915)	8,848
Net unallocated interest expense	(797)	(610)	(2,133)	(2,293)
Government grants	21,726	—	31,547	—
Impairment of aircraft and related assets	—	—	(39,075)	—
Other non-service components of retiree benefit costs, net	2,897	(2,351)	8,693	(7,053)
Net (loss) gain on financial instruments	(53,393)	91,952	(56,072)	60,566
Loss from non-consolidated affiliate	(2,485)	(2,645)	(11,762)	(12,459)
Transaction fees	—	—	—	(373)
Pre-tax earnings from continuing operations	$5,642	$111,088	$40,223	$115,179

Depreciation and amortization expense:
CAM	$41,421	$39,269	126,492	116,787
ACMI Services	25,336	24,171	76,032	71,131
All other	1,217	709	3,083	2,134
Total	$67,974	$64,149	$205,607	$190,052

Interest expense
CAM	9,747	9,494	29,709	28,838
ACMI Services	4,803	6,530	15,749	19,520

The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	September 30,	December 31,
	2020	2019
Assets:
CAM	$1,997,276	$1,857,687
ACMI Services	798,739	830,620
Discontinued operations	3,635	1,499
All other	163,181	130,372
Total	$2,962,831	$2,820,178
During the first nine months of 2020, the Company had capital expenditures for property and equipment of $63.2 million and $323.4 million for the ACMI Services and CAM, respectively.

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
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for ASI since September 2015. Revenues from our commercial arrangements with ASI comprised approximately 29% and 21% of our consolidated revenues during the nine month periods ending September 30, 2020 and 2019, respectively. The increase in revenues reflects the expansion of the number of aircraft and services provided to ASI since September of 2019.
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
In December 2018, the Company announced agreements with Amazon to (1) lease and operate ten additional Boeing 767-300 aircraft for ASI, (2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option on the part of ASI to extend the lease term for three more years, (3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option on the part of ASI to extend the lease term for three more years and (4) extend the ATSA by five years through March 2026, with an option on the part of ASI to extend the term for an additional three years. In January 2019, we entered into lease amendments which formalized the lease extensions described in (2), (3) and (4) above. As of September 30, 2020, we had executed leases with ASI for nine of the ten Boeing 767-300 aircraft. We delivered the tenth aircraft in the fourth quarter of 2020. Further, on May 29, 2020, Amazon agreed to lease twelve more Boeing 767-300 aircraft from the Company. The first of these leases began in the second quarter of 2020 with the remaining eleven to be delivered in 2021. All of these additional Boeing 767-300 aircraft leases will be for ten years. Under the ATSA, we operate the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network.

In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. Pursuant to the Investment Agreement, the Company issued warrants in three tranches granting Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. These warrants, which total 14.9 million common shares for all three tranches, are fully vested, have an exercise price of $9.73 per share and will expire on March 9, 2021.
In conjunction with Amazon's commitment for ten additional Boeing 767-300 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and additional aircraft operations under the ATSA, Amazon and the Company entered into a new investment agreement on December 20, 2018 (the "2018 Investment Agreement"). Pursuant to the 2018 Investment Agreement, the Company issued additional warrants to Amazon for 14.8 million common shares, of which warrants for 13.9 million common shares had vested as of September 30, 2020 in conjunction with the leases that were extended and nine aircraft leases that had been executed and added to the ATSA operations. The remainder of these warrants vested when one more aircraft lease was executed during the fourth quarter of 2020. These warrants have an exercise price of $21.53 per share and will expire if not exercised by December 20, 2025.
In conjunction with Amazon's commitment in May of 2020 to lease twelve additional Boeing 767-300 aircraft, Amazon was issued warrants for 7.0 million common shares, pursuant to the 2018 Investment Agreement, of which 0.6 million common shares have vested. These warrants will expire if not exercised by December 20, 2025. The exercise price of these warrants is $20.40 per share
Additionally, Amazon can earn incremental warrant rights under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted for Amazon’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease.
Through the 2016 and 2018 Investment Agreements, Amazon can potentially own approximately 39.9% of the Company if all issued and issuable warrants vest and are settled with cash. For all warrants vested, Amazon may select a cash exercise option or a cashless exercise option. Assuming ATSG’s stock price at the time of exercise is above the warrant exercise price, Amazon would receive fewer shares in exchange for any warrants exercised under the cashless option. Instead, Amazon would receive the number of ATSG shares equivalent in market value at the time of exercise to the appreciation above the exercise price of the warrants.
Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for financial instruments. The fair value of the warrants issued or issuable to Amazon are recorded as a lease incentive asset and are amortized against revenues over the duration of the aircraft leases. Warrants are accounted for as financial instruments, and accordingly, the fair value of the outstanding warrants that are classified in balance sheet liabilities are re-measured at the end of each reporting period. The Company's earnings are impacted by the fair value re-measurement of the warrants that are classified as liabilities at the end of each reporting period, customer incentive amortization and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting. For additional information about the warrants, see Note C to the accompanying consolidated financial statements.
DoD
The Company's airlines have been providing services to the U.S. DoD since the 1990's. The Company's airlines provide passenger and cargo airlift services to the DoD. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Under the contracts, we are responsible for all operating expenses including fuel, landing and ground handling expenses. We receive reimbursements from the U.S. Transportation Command of the DoD each month if the price of fuel paid by us for the flights exceeds a previously set peg price. The DoD comprised 33% and 36% of the Company's consolidated revenues during the nine month periods ending September 30, 2020 and 2019, respectively. The decline in the percentage of revenues from the DoD reflects the impact of Covid-19 and increased revenues from other customers.

DHL
The Company has had long-term contracts with DHL since August 2003. DHL accounted for 12% and 14% of the Company's consolidated revenues, during the first nine months of 2020 and 2019, respectively. As of September 30, 2020, the Company, through CAM, leased 14 Boeing 767 cargo aircraft to DHL comprised of seven Boeing 767-200 aircraft and seven Boeing 767-300 aircraft expiring between 2022 and 2024. Eight of the 14 Boeing 767 aircraft were being operated for DHL by the Company's airlines. We also operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL during 2019 and the first half of 2020. During 2020, DHL terminated operating agreements for three of the Boeing 757 aircraft. The decline in the percentage of revenues from DHL primarily reflects the removal of the Boeing 757 operations and increased revenues from other customers compared to last year.
RESULTS OF OPERATIONS
Summary
The consolidated net losses from continuing operations were $5.7 million and net earnings of $22.8 million for the three and nine month periods ending September 30, 2020, respectively, compared to net earnings of $105.1 million and $101.1 million for the corresponding periods of 2019. The pre-tax earnings from continuing operations were $5.6 million and $40.2 million for the three and nine month periods ending September 30, 2020, respectively, compared to $111.1 million and $115.2 million for the corresponding periods of 2019. Earnings were affected by the following events and adjustments that do not directly reflect our underlying operations among the periods presented:

•On a pre-tax basis, earnings included net losses of $53.4 million and $56.1 million for the three and nine month periods ended September 30, 2020, respectively, for the re-measurement of financial instruments, primarily warrant obligations granted to Amazon. This compares to pre-tax gains for re-measurement of such financial instruments of $92.0 million and $60.6 million for the corresponding periods of 2019.

•Pre-tax earnings were reduced by $5.3 million and $15.0 million for the three and nine month periods ended September 30, 2020, respectively, for the amortization of customer incentives given to ASI in the form of warrants, compared to $4.3 million and $12.6 million for the corresponding periods of 2019.

•Pre-tax earnings from continuing operations included gains of $2.9 million and $8.7 million for the three and nine month periods ended September 30, 2020, respectively, for the non-service components of retiree benefit plans compared to losses of $2.4 million and $7.1 million for the corresponding periods of 2019.

•Pre-tax earnings for the three and nine month periods ended September 30, 2020 included losses of $2.5 million and $11.8 million, respectively for the Company's share of development costs for a joint venture and the partial sale of an airline investment, compared to losses of $2.6 million and $12.5 million for the corresponding periods of 2019.

•Pre-tax earnings for the first quarter of 2019 also included expense of $0.4 million for acquisition fees incurred during the Company's acquisition of OAI, along with related entities Advanced Flight Services, LLC; Omni Aviation Leasing, LLC; and T7 Aviation Leasing, LLC (collectively, "Omni").

•Pre-tax earnings for the nine month period ending September 30, 2020 was decreased by the impairment of $39.1 million for our four Boeing 757 freighter aircraft and related assets.

•During the three and nine month periods ending September 30, 2020, the Company recognized $21.7 million and $31.5 million of government grants from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

After removing the effects of the items above, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $42.2 million and $121.9 million for the three and nine month periods ended September 30, 2020 compared to $28.5 million and $87.1 million for the corresponding periods of 2019. Adjusted pre-tax earnings from continuing operations improved by $13.7 million and $34.9 million for the three and nine month periods ended September 30, 2020 compared to the corresponding periods of 2019, driven by increased revenues primarily from CAM and the ACMI Services segments.
External customer revenues from continuing operations increased by $38.1 million, or 10%, to $404.1 million and $122.4 million, or 12%, to $1,171.2 million for the three and nine month periods ended September 30, 2020 compared to the corresponding periods of 2019. Customer revenues increased in 2020 for contracted airline services, charter flights, aircraft leasing and aviation fuel sales, compared to the previous year periods. Beginning in late February 2020, our revenues were disrupted due to the coronavirus pandemic. The DoD and other customers began canceling scheduled passenger flights as a result of the Covid pandemic. The decline in revenues from these cancellations was offset by an increase in flying for our customers' package delivery networks, and charter flight operations during 2020.
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

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2020	2019	2020	2019
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$80,976	$75,160	238,930	223,017
Lease incentive amortization	(4,708)	(4,156)	(13,629)	(12,407)
Total CAM	76,268	71,004	225,301	210,610
ACMI Services	300,189	272,188	871,958	785,082
Other Activities	82,281	87,762	239,373	226,228
Total Revenues	458,738	430,954	1,336,632	1,221,920
Eliminate internal revenues	(54,592)	(64,881)	(165,415)	(173,088)
Customer Revenues - non reimbursed	$404,146	$366,073	$1,171,217	$1,048,832

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$19,781	$17,428	$55,241	$50,285
ACMI Services, inclusive of interest expense	18,637	4,375	56,699	17,658
Other Activities	(724)	2,939	(2,915)	8,848
Net unallocated interest expense	(797)	(610)	(2,133)	(2,293)
Government grants	21,726	—	31,547	—
Impairment of aircraft and related assets	—	—	(39,075)	—
Other non-service components of retiree benefits gains (costs), net	2,897	(2,351)	8,693	(7,053)
Net financial instrument re-measurement loss	(53,393)	91,952	(56,072)	60,566
Loss from non-consolidated affiliate	(2,485)	(2,645)	(11,762)	(12,459)
Transaction fees	—	—	—	(373)
Pre-Tax Earnings (Loss) from Continuing Operations	5,642	111,088	40,223	115,179
Add lease incentive amortization	5,291	4,334	15,044	12,585
Less government grants	(21,726)	—	(31,547)	—
Add impairment of aircraft and related assets	—	—	39,075	—
Add other non-service components of retiree benefit (gains) costs, net	(2,897)	2,351	(8,693)	7,053
Add net loss on financial instruments	53,393	(91,952)	56,072	(60,566)
Add charges for non-consolidated affiliates	2,485	2,645	11,762	12,459
Add transaction fees	—	—	—	373
Adjusted Pre-Tax Earnings from Continuing Operations	$42,188	$28,466	$121,936	$87,083

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
Aircraft Fleet
Our fleet of cargo and passenger aircraft is summarized in the following table as of September 30, 2020 and December 31, 2019. Our freighters, primarily converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At September 30, 2020, the Company owned nine Boeing 767-300 aircraft that were either already undergoing, or awaiting, induction into the freighter conversion process.
Aircraft fleet activity during the first nine months of 2020 is summarized below:
•CAM completed the modification of six Boeing 767-300 freighter aircraft purchased in the previous year and began to lease five of these aircraft to external customers under a multi-year lease. ATI operates two of these aircraft for the customer. CAM leased the sixth aircraft to ATI.
•CAM leased one Boeing 767-300 freighter aircraft purchased during 2020 to an external customer under a multi-year lease. ATI operates this aircraft for the customer.
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
•CAM purchased two Boeing 767-300 freighter aircraft and six Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. The aircraft are expected to be leased to external customers during 2020 and 2021.

	September 30, 2020			December 31, 2019
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	6	26	32	7	26	33
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	4	43	47	5	35	40
Boeing 767-300 Passenger	7	—	7	7	—	7
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Freighter	1	—	1	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4
Boeing 737-400 Freighter	—	—	—	—	1	1
Total	27	69	96	32	62	94
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	2	—	2	1	—	1
Boeing 767-300 Freighter	2	—	2	2	—	2
Total	5	—	5	4	—	4
Other aircraft
Owned Boeing 767-300 under modification	—	9	9	—	8	8
Owned Boeing 767 available or staging for lease	—	2	2	—	2	2
As of September 30, 2020, ABX, ATI and OAI were leasing 27 in-service aircraft internally from CAM. As of September 30, 2020, 39 of CAM's 69 Boeing 767 freighter aircraft were leased to customers and operated by ABX or ATI within ACMI Services. CAM leased the other 13 Boeing 767-200 freighter aircraft and 17 Boeing 767-300 aircraft to external customers, including six Boeing 767-200 aircraft to DHL that are being operated by a DHL-affiliated airline. The carrying values of the total in-service fleet as of September 30, 2020 and December 31, 2019 were $1,459.3 million and $1,387.6 million, respectively.
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years.
As of September 30, 2020 and 2019, CAM had 69 and 58 aircraft under lease to external customers, respectively. CAM's revenues grew by $5.3 million and $14.7 million for the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding periods of 2019, primarily as a result of additional aircraft leases. Revenues from external customers totaled $51.4 million and $148.1 million for the three and nine month periods ended September 30, 2020, respectively, compared to $42.0 million and $123.6 million for the corresponding periods of 2019. CAM's revenues from the Company's airlines totaled $24.9 million and $77.2 million for the three and nine month periods ended September 30, 2020, respectively, compared to $29.0 million and $87.0 million for the corresponding periods of 2019. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $5.8 million and $15.9 million for the three and nine month periods ended September 30, 2020 compared to the corresponding periods of 2019, primarily as a result of new aircraft leases in 2020. Since October 1 2019, CAM has added eleven Boeing 767-300 aircraft to its lease portfolio.

CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $19.8 million and $55.2 million for the three and nine month periods ended September 30, 2020, respectively, compared to $17.4 million and $50.3 million for the corresponding periods of 2019. Increased pre-tax earnings reflect the lease revenues for additional aircraft offset by a $0.3 million and $0.9 million increase in internally allocated interest expense due to higher asset levels during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding periods of 2019. The pre-tax earnings are inclusive of increased depreciation expense of $2.2 million and $9.7 million for the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding periods of 2019 driven by the addition of eleven Boeing aircraft added since September of 2019.
During the first nine months of 2020, CAM purchased six Boeing 767-300 passenger aircraft for freighter conversion and two Boeing 767-300 freighter aircraft, one of which went into service during the third quarter of 2020. As of September 30, 2020, all six of the Boeing 767-300 passenger aircraft purchased in 2020 and two of the passenger aircraft purchased in 2019 were being modified from passenger to freighter configuration. CAM expects three passenger aircraft to complete the conversion process and enter service, along with the one remaining purchased freighter aircraft, during the fourth quarter of 2020. In addition to the aircraft above, CAM has agreements to purchase six more passenger Boeing 767-300 aircraft and expects to complete their conversion through 2021. We have external customer commitments to lease 11 Boeing 767-300 aircraft and four more for which CAM is finalizing lease arrangements.
During 2020 CAM removed a Boeing 737 freighter and three Boeing 757 freighter aircraft from its active fleet. During the remainder of 2020, we expect to retire a Boeing 767-200 and sell one Boeing 767-300 aircraft that is currently under lease.
CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. Potential supply chain disruptions, including workforce illness, parts shortages and transportation delays, which may be caused by the coronavirus pandemic could result in the delay of aircraft conversions. The timing and lease rates under which these aircraft are ultimately leased, redeployed or disposed of will impact CAM's future operating results. Additionally, CAM's future operating results will also be impacted by the amortization of additional warrants committed to Amazon in conjunction with agreements for additional long-term aircraft leases.
ACMI Services
The ACMI Services segment provides airline operations to its customers, typically under contracts providing for a combination of aircraft, crews, maintenance, insurance and aviation fuel. Our customers are typically responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the DoD, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price. As of September 30, 2020, ACMI Services included 71 in-service aircraft as follows:
•12 passenger aircraft and 15 freighter aircraft leased internally from CAM
•Eight CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the DHL CMI agreement
•30 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI or ABX under the ATSA
•One CAM-owned freighter leased to a customer and operated by ATI
•Two freighter aircraft from an external lessor under lease to ASI and operated by ATI under the ATSA
•Three passenger aircraft leased from an external lessor
As of September 30, 2020, ACMI Services revenues included the operation of four more aircraft compared to September 30, 2019. Total revenues from ACMI Services increased $28.0 million and $86.9 million during the three and nine month periods ended September 30, 2020, respectively, to $300.2 million and $872.0 million compared to the corresponding periods of 2019. During the three and nine month periods ending September 30, 2020, billable block hours increased 13% and 20%, respectively.

Revenues for three and nine month periods ended September 30, 2020 were impacted by the coronavirus pandemic. In late February 2020, the DoD began canceling combi aircraft flights and in March, commercial customers began canceling scheduled passenger flights as a result of the coronavirus pandemic. Combined block hours flown for contracted commercial passenger and combi fights declined 37% and 67% for the second and third quarters of 2020, respectively, compared to the corresponding periods for the previous year due to the pandemic. The decline in revenues from these cancellations was mitigated by increased flying for customer e-commerce networks and passenger charter flights for the DoD and other governmental agencies, including flights to return people to the United States who were stranded abroad as a result of the pandemic. Operations during the second and third quarter of 2020 also included additional transoceanic flights to replace cargo capacity normally serviced in the belly-hold of passenger aircraft.
ACMI Services had pre-tax earnings of $18.6 million and $56.7 million during the three and nine month periods ended September 30, 2020, respectively, compared to $4.4 million and $17.7 million for the corresponding periods of 2019. Improved pre-tax results in 2020 compared to 2019 were primarily a result of expanded revenues from ASI and DHL and ad hoc passenger charters. ACMI Services benefited from reduced travel costs including lower airfares during the third quarter of 2020 compared to the third quarter of 2019. Internally allocated interest expense decreased by $1.7 million and $3.8 million for the three and nine month periods ended September 30, 2020, respectively, compared to 2019, to $4.8 million and $15.7 million for the corresponding periods of 2020.
In October 2020, Amazon leased one additional Boeing 767-300 freighter aircraft from CAM and contracted its operation to our airline through our existing ATSA. However, we expect our operating results to be significantly impacted by the coronavirus pandemic during the remainder of 2020 and potentially during subsequent quarters. The DoD has reduced normal personnel movements while most of our other passenger service customers have suspended their operations and demand for commercial passenger charters have significantly declined. During the second and third quarters 2020, the DoD and other government agencies contracted for special airlift capacity and missions which may not continue to occur near the same level in the months ahead. Similarly, customers may find alternatives for the incremental e-commerce routes we operated. While it is difficult to predict, we expect lower revenues from passenger operations during the fourth quarter of 2020 than we had in any other quarter of 2020.
Other Activities
We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. Through our FAA certificated maintenance and repair subsidiaries, we sell aircraft parts and provide aircraft maintenance and modification services. We also arrange and perform logistical services and package sorting services for certain ASI gateway locations in the U.S. We provide maintenance for ground equipment, facilities and material handling equipment and we resell aviation fuel in Wilmington, Ohio. Additionally, we provide flight training services.
External customer revenues from all other activities increased $0.7 million during the third quarter of 2020 compared to 2019 due to more aviation fuel sales as customer operations at the Wilmington, Ohio air hub expanded and more aircraft maintenance services due to the timing of customers maintenance schedules. External customer revenues for the first nine month of 2020 compared to the previous year increased $10.9 million primarily due to aviation fuel sales at ASI's hub in Wilmington, Ohio. While revenues also increased at two ASI gateways and a USPS mail facility which we operate, ground services revenues during 2020 included reductions for equipment and facility maintenance revenues compared to the first nine months of 2019 as customers chose to in-source some of these services. Revenues from aircraft maintenance and part sales declined during the first nine months of 2020 as passenger airlines have reduced their needs for services during the pandemic.
The pre-tax earnings from other activities decreased by $3.7 million and $11.8 million during the three and nine month periods ended September 30, 2020 to losses of $0.7 million and $2.9 million respectively compared to the corresponding periods of 2019. Reduced earnings for 2020 are a result of reduced revenues on aircraft maintenance services and the sales of aircraft parts. Additionally, we incurred start-up costs for USPS mail facility contracts we were awarded during 2020. These reductions were partially offset by additional aviation fuel sales which earn a lower margin.
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
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $17.9 million and $65.7 million during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding period of 2019 driven by higher employee headcount for flight operations, maintenance services and package sorting services. The total headcount increased 20% as of September 30, 2020 compared to September 30, 2019.
Depreciation and amortization expense increased $3.8 million and $15.6 million during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding period of 2019. The increase reflects incremental depreciation for eleven Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since October 1, 2019, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased $7.3 million and $8.6 million during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding period of 2019. Increased maintenance expense for 2020 was driven by increased flight hours and higher costs for unscheduled engine repairs at our airlines. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense decreased by $5.0 million and increased by $6.5 million during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding periods of 2019. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. Fuel expense decreased during the third quarter of 2020 compared to 2019 due to lower prices for aviation fuel during the pandemic. The increase in fuel during the first nine months of 2020 reflects increased sales of aviation fuel at the ASI air hub in Wilmington, Ohio since it opened in mid 2019.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased by $2.7 million and $0.4 million during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding period of 2019. Since mid 2019, certain customers chose to in-source some ground services that we had been performing on their behalf.
Travel expense decreased by $5.1 million and $7.2 million during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding period of 2019. The decrease in travel expense was due to less employee travel and the lower costs of air travel as airfares have fallen.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.8 million and $0.9 million during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding period of 2019.
Rent expense increased by $1.0 million and $2.0 million during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding period of 2019 due to increased rent expense for additional aircraft partially offset by lower facility rents during 2020.
Insurance expense increased by $1.3 million and $1.7 million during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding period of 2019. Aircraft fleet insurance has increased due to additional aircraft operations.
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

Operating results included a pre-tax contra expense of $21.7 million and $31.5 million during the three and nine month periods ended September 30, 2020 to recognize grants received from the U.S. government under the CARES Act. For additional information about the CARES Act grants, see Note H of the unaudited condensed consolidated financial statements included in this report.
Non Operating Income, Adjustments and Expenses
Interest expense decreased by $1.3 million and $3.1 million during the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding periods in 2019. Interest expense during the first nine months of 2020 decreased compared to the previous year due to lower interest rates on our borrowings under the Senior Credit Agreement.
The Company recorded unrealized pre-tax losses on financial instrument re-measurements of $53.4 million and $56.1 million during the three and nine month periods ended September 30, 2020, respectively, compared to unrealized pre-tax net gains of $92.0 million and $60.6 million for the corresponding periods of 2019. The losses include the results of re-valuing, as of September 30, 2020 and 2019, the fair value of the stock warrants granted to Amazon. Generally, the warrant value increases or decreases with corresponding increases or decreases in the ATSG stock price during the measurement period. Additionally, the value of certain warrants depend partially on the probability that warrants will vest upon the execution of aircraft leases. Warrant losses for the first nine months of 2020 were primarily a result of a 7% increase in the traded value of ATSG shares.
Non-service components of retiree benefits were net gains of $2.9 million and $8.7 million for the three and nine month periods ended September 30, 2020, respectively, compared to net losses of $2.4 million and $7.1 million for the corresponding periods in 2019. The non-service component gains and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non-service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2020 have been estimated utilizing a 25% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective tax rate from continuing operations for the three and nine month periods ended September 30, 2020 were 202% and 43%, respectively. The effective tax rate is affected by the re-measurement of warrants, changes in valuation allowances and discrete tax items in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurements, incentive amortizations and the other adjustments for adjusted pretax earnings from continuing operations (see items in table above) was 25% and 23% for the three and nine month periods ended September 30, 2020, respectively. The effective tax rate before including the effects of the warrants was 25% and 24% for the three and nine month periods ended September 30, 2019.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax gains related to the former sorting operations were $5.4 million for the first nine months of 2020 compared to $0.4 million for 2019. Pre-tax earnings during 2020 and 2019 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $423.3 million and $307.1 million for the first nine months in 2020 and 2019, respectively. Cash flows generated from operating activities during 2020 and 2019 were driven primarily by aircraft leases to customers and the ACMI Services segment. Operating cash flows increased $116.1 million for the first nine months of 2020 compared to the corresponding period of 2019. Operating cash flows for 2020 include the receipt of $75.4 million of grant funds from the CARES Act. Cash outlays for pension contributions were $8.2 million and $5.4 million for the first nine months of 2020 and 2019, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $394.3 million and $336.9 million for the first nine months of 2020 and 2019, respectively. Capital expenditures in 2020 included $273.4 million for the acquisition of eight Boeing 767-300 aircraft and freighter modification costs; $65.3 million for required heavy maintenance; and $55.6 million for other equipment, including purchases of aircraft engines and rotables. Capital expenditures in the first nine months of 2019 included $247.9 million for the acquisition of nine Boeing 767-300 aircraft and freighter modification costs; $54.3 million for required heavy maintenance; and $34.7 million for other equipment, including purchases of aircraft engines and rotables.
During the first nine months of 2019, we paid $12.0 million to complete the acquisitions of Omni and TriFactor. During the first nine months of 2020 and 2019, we contributed $9.1 million and $9.8 million, respectively, to a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash used in financing activities was $14.3 million for the first nine months of 2020 compared to $28.0 million of net cash provided by financing activities in 2019. Our financing activities during the first nine months of 2020 included a debt offering of $500 million in senior unsecured notes (the “Senior Notes”). The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a rate of 4.750% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The net proceeds from the Senior Notes were used to pay down the revolving credit facility.
During the first nine months of 2020, we drew a total of $80.0 million from the revolving credit facility and $70.0 million during the first nine months of 2019. Our borrowing activities were necessary to purchase and modify aircraft for lease deployment into air cargo markets.
Commitments
As of September 30, 2020, the Company had nine aircraft that were in, or awaiting, the freighter modification process. Additionally, we have agreed to purchase six more Boeing 767-300 aircraft through 2021. We estimate that capital expenditures for 2020 will total $485 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance these capital expenditures from current cash balances, future operating cash flows and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification process primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note H of the accompanying financial statements.
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

Liquidity
We have a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $615.7 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $140.4 million, net of repayments, as of September 30, 2020. The Senior Credit Agreement expires in November 2024 if certain liquidity measures are not maintained during 2024 and contains an incremental accordion capacity based on debt ratios. As of September 30, 2020, the available unused revolving credit facility capacity totaled $445.7 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the unsubordinated term loans, the Senior Notes and the revolving credit facility bear variable interest rates of 1.65%, 4.75% and 1.65%, respectively.
At September 30, 2020, the Company had $61.1 million of cash balances. We believe that the Company's current cash balances and forecasted cash flows provided from its customer leases and operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2020 and 2019, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
We expect that our operating results will be significantly impacted by the coronavirus pandemic during the remainder of 2020 and most likely during subsequent quarters. The DoD has reduced normal personnel movements while most of our other passenger service customers suspended their operations and demand for commercial passenger charters significantly declined. During the second and third quarters of 2020 the DoD and other government agencies contracted for special airlift capacity which may not be needed in the months ahead. As a result, we expect the revenues of ACMI Services to decline at least for the fourth quarter of 2020 compared to the previous quarter of 2020. It is difficult to reasonably predict when flights will resume, the frequency with which flights will resume, and the length of time necessary before passenger flights substantially recover to pre-pandemic levels. The economic downturn resulting from the coronavirus pandemic has also resulted in the reduction of demand for other types of services including aircraft maintenance services.
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
Due to the pandemic, passenger air travel has declined sharply and passenger airlines have temporarily removed much of their fleets from service. The demand for passenger air travel could remain low for an extended period of time and accordingly, the value of airframes and engines could decline for the foreseeable future. If the coronavirus pandemic persists or reemerges, our expectations of related operating cash flows could significantly decline. If such circumstances occur or appear likely to occur, we may need to impair the carrying value of certain recorded assets. If the coronavirus pandemic persists, we may need to terminate or furlough airline employees.
Conditions of the CARES Act
Two of the Company's airline subsidiaries, OAI and ATI, have been granted government funds totaling $75.4 million pursuant to the payroll support program agreement under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The funds were received in installments through September 2020. In conjunction with the payroll support program agreements, the airlines agreed to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020; limit, on behalf of themselves and certain of their affiliates, executive compensation through March 24, 2022; maintain certain air transportation services through March 1, 2022, as may be required by the U.S. Department of Transportation pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the CARES Act funds and comply with certain reporting requirements. In addition, we may not pay dividends or repurchase our shares through September 30, 2021. If we do not comply with the provisions of the CARES Act and the payroll support program agreements, the Company may be required to repay the government funds and also subject to other remedies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the third quarter of 2020. As of September 30, 2020, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.

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

10.2	Payroll Support Program Agreement, dated May 20, 2020, by and between Omni Air International, LLC and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act. (3)

10.3
Payroll Support Program Agreement, dated May 29, 2020, by and between Air Transport International, Inc. and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act. (3)

10.4
Warrant to Purchase Common Stock, issued May 29, 2020, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of this Agreement marked with an [*] have been excluded because the information is both (i) not material and (ii) would be competitively harmful if publicly disclosed. (3)

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
____________________
(1)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 28, 2020.
(2)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 24, 2020.

(3)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	November 4, 2020

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 4, 2020	and Principal Accounting Officer)