Form 10-K
period 2020-12-31
Air Transport Services Group, Inc.
filed 2021-03-01
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,298,013,542.
As of March 1, 2021, there were 59,563,415 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 26, 2021 are incorporated by reference into Parts II and III.

FORWARD LOOKING STATEMENTS
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and includes any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in “Risk Factors” in Item 1A. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2020 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
Company Overview
Air Transport Services Group, Inc. leases aircraft and provides airline operations, ground handling services, aircraft modification and maintenance services, and other support services to the air transportation and logistics industries. We are a leading provider of aircraft leasing and air cargo transportation services in the United States and internationally. In addition, we are the largest provider of passenger charter service to the United States Department of Defense (“DoD”) and other governmental agencies. Our portfolio of freighter aircraft is focused on mid-sized air freighters, which is the category of choice for express and e-commerce driven regional air networks operating both within and outside the United States. Our freighter fleet is primarily Boeing 767 aircraft, which are in high demand because of their reliability, cubic cargo capacity and durable performance. (When the context requires, we may use the terms “Company,” "we," "our" and “ATSG” in this report to refer to the business of Air Transport Services Group, Inc. and its subsidiaries on a consolidated basis.)
Our customers consist of e-commerce companies, air express integrators, freight forwarders, airlines and governmental agencies. Our ability to offer our customers a bundle of customized and differentiated services, including aircraft leasing, airline express operations, line and heavy maintenance, freighter conversions, material handling equipment and ground handling services makes us unique from other service providers in the air transportation industry. Through our decades of experience with express network airline operations, we offer best-in-class, reliable services to customers including Amazon.com, Inc. (“Amazon”), DHL Network Operations (USA), Inc. and its affiliates (“DHL”), and United Parcel Service in addition to the DoD.
Our strategy targets opportunities primarily for medium range and medium capacity airlift by investing in the acquisition of used passenger aircraft. We convert most of these aircraft to a freighter configuration, where upon we lease the converted freighters to customers for operations in specific networks and regional geographies. We manage the conversion of passenger aircraft into freighters and bring freighter aircraft to market leveraging our decades of experience as an airline. As a result, the aircraft can be deployed into regional markets more economically than larger capacity aircraft, newly built aircraft or other competing alternatives. We customize the interiors of our passenger aircraft for the DoD and commercial customers. In 2017, we launched a joint venture to convert Airbus A321 passenger aircraft into freighters, which is intended to further support our ability to meet the growing demand worldwide for narrow body air freighters. We modify our level of investment in growth assets based on our perception of strength in market demand.
We are unique in our ability to offer a broad range of integrated, operational solutions to air cargo and express package transportation companies and e-commerce companies, as well as charter passenger transport to governmental and commercial entities. We have extensive experience in the express business. We know what it takes to run a highly reliable air network and leverage our experience to help our customers with reliable on-time service. Our charter operations maintain high availability and short advance times to perform missions around the world. We also offer a broad range of ancillary services including engineering services, sort and gateway operations, equipment installation, maintenance and leasing, and aircraft modifications which are tailored to the needs of the customers. The breadth of integrated, complementary services we offer to customers distinguishes us from other leasing and airline service companies and gives us a competitive advantage in our industry.
We have become a leader in an industry with established barriers to entry, possessing reliable airlift capability, and strategic alignment with our key customers since being founded in 1980 as a airline subsidiary of Airborne Express. We became an independent, publicly-owned company in August 2003, as a result of a spin-off by Airborne Express prior to its acquisition by DHL. The spin-off was necessitated in large part due to restrictions imposed by federal law on foreign ownership of U.S. airlines. Our headquarters are located at the Wilmington Air Park in Wilmington, Ohio, which also serves as a regional air hub for Amazon. Our common shares are publicly traded on the NASDAQ Stock Market under the symbol ATSG.

Principal Services
Our principal services fall into three general categories:
Aircraft leasing. We own and lease aircraft through our subsidiary, Cargo Aircraft Management, Inc. (“CAM”). We are able to provide competitive lease rates for our cargo freighters by purchasing passenger aircraft, typically 15 to 20 years old, and converting them into cargo freighters, after which we anticipate an economic life of 20 years or more. We monitor the global market for available passenger aircraft and only purchase aircraft for conversion that meet our requirements for condition and technical specifications and that can be purchased and converted into freighters at a price that will meet or exceed our targeted return on capital. Aircraft freighters that are converted from passenger aircraft can be deployed into markets more economically in comparison to newly-built freighters.
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
Support services. We provide a wide range of air transportation related services to our customers including aircraft maintenance and modification, ground handling and crew training. We offer these support services to delivery companies, e-commerce companies, freight forwarders and other airlines. Our ground support services, which are provided through our subsidiary, LGSTX Services, Inc. (“LGSTX”), consist of load transfer and sorting, the design, installation and maintenance of material handling equipment, the leasing and maintenance of ground support equipment, and general facilities maintenance. LGSTX has more than 30 years of experience in material handling, facilities maintenance, equipment installation and maintenance, vehicle maintenance and repair, and jet fuel and deicing services. Our aircraft maintenance and modification services, which are provided by our subsidiaries, Airborne Maintenance and Engineering Services, Inc. (“AMES”) and Pemco World Air Services, Inc. (“Pemco”), provide airframe modification and heavy maintenance, component repairs, engineering services and aircraft line maintenance. Another subsidiary, AMES Material Services, Inc. ("AMS"), resells and brokers aircraft parts. Our support services also involve the training of flight crews, which we offer through our subsidiary, Airborne Training Services, Inc. ("ATS").
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
For additional financial information about our operating segments see Note O of the accompanying audited financial statements.
Major Customers
We have long-standing, strategic customer relationships with Amazon, DHL and the DoD in addition to numerous other companies and government agencies that rely on aircraft services in their operations.
U.S. Department of Defense. Our airline subsidiaries have been providing services to the DoD since the 1990’s. The DoD comprised 31% of our consolidated revenues for 2020. Our business with the DoD and other government agencies expanded significantly as a result of our November 2018 acquisition of OAI, which is discussed below.
Amazon. We have been providing freighter aircraft and cargo handling and logistics support services to Amazon.com Services, LLC (“ASI”), the successor to Amazon.com Services, Inc., a subsidiary of Amazon, since September 2015. Revenues from our commercial arrangements with ASI comprised approximately 30% of our consolidated revenues for 2020. Our CAM subsidiary has leased 31 Boeing 767 freighter aircraft to ASI as of

December 31, 2020, with eleven additional aircraft to be leased in 2021. We also provide flight crew and aircraft maintenance services for those aircraft under an Air Transportation Services Agreement with ASI.
DHL. We have provided aircraft services to DHL under multi-year contracts since August 2003. DHL accounted for 12% of our consolidated revenues for 2020. As of December 31, 2020, we were leasing 14 of our Boeing 767 aircraft to DHL under multi-year contracts. We operate eight of these aircraft for DHL under a separate operating agreement. We provide ground equipment and maintenance services to DHL in the U.S.
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
In September 2015, we began to operate a trial air network for ASI. We provided cargo handling and logistical support as the network grew to five dedicated Boeing 767 freighter aircraft during 2015.
On March 8, 2016, we entered into an Air Transportation Services Agreement (the “ATSA”) with ASI pursuant to which CAM leased 20 Boeing 767 freighter aircraft to ASI, including 12 Boeing 767-200 freighter aircraft for a term of five years and eight Boeing 767-300 freighter aircraft for a term of seven years. The ATSA also provided for the operation of those aircraft by our airline subsidiaries for a term of five years, and the performance of ground handling services by our subsidiary, LGSTX Services Inc. ("LGSTX").
In December 2018, the Company announced agreements with Amazon to (1) lease and operate ten additional Boeing 767-300 aircraft for ASI, (2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option on the part of ASI to extend the lease term for three more years, (3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option on the part of ASI to extend the lease term for three more years and (4) extend the ATSA by five years through March 2026, with an option on the part of ASI to extend the term for an additional three years. In January 2019, we entered into lease amendments which formalized the lease extensions described in (2), (3) and (4) above. As of December 31, 2020, we had executed leases with ASI for all ten of these Boeing 767-300 aircraft and we were operating them under the ATSA.
On May 29, 2020, Amazon agreed to lease twelve more Boeing 767-300 aircraft from the Company. The first of these leases began in the second quarter of 2020 with the remaining eleven to be delivered in 2021. All of these additional Boeing 767-300 aircraft leases will be for ten years. We expect all of these aircraft will be operated under the ATSA.
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. Pursuant to the Investment Agreement, the Company issued warrants in three tranches granting Amazon the right to acquire up to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the Investment Agreement and after giving effect to the warrants granted. These warrants, which total 14.9 million common shares for all three tranches, are fully vested, have an exercise price of $9.73 per share and will expire on March 8, 2021, unless Amazon has not obtained by such date all regulatory approvals, exemptions, authorizations, consents or clearances (including the expiration or termination of any waiting periods) required to purchase the shares underlying such warrants, in which case the expiration date is extended.
In conjunction with Amazon's commitment for ten additional Boeing 767-300 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and additional aircraft operations under the ATSA, Amazon and the Company entered into a new investment agreement on December 20, 2018 (the "2018 Investment Agreement"). Pursuant to the 2018 Investment Agreement, the Company issued additional warrants to Amazon for 14.8 million common shares, all of which had vested as of December 31, 2020 in conjunction with the leases and operation of the aircraft under the ATSA. These warrants have an exercise price of $21.53 per share and will expire if not exercised December 20, 2025, subject to extension if all regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date.
In conjunction with Amazon's commitment in May of 2020 to lease twelve additional Boeing 767-300 aircraft, Amazon was issued warrants for 7.0 million common shares, pursuant to the 2018 Investment Agreement, of which 0.6 million common shares have vested as of December 31, 2020. These warrants will expire if not exercised by December 20, 2025, subject to extension if all regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date. The exercise price of these warrants is $20.40 per share.
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
Through CAM and the acquisition of Omni, we have expanded our combined fleet of Boeing 777, and 767 aircraft in recent years. Since the beginning of 2016, CAM has managed the modification of 39 Boeing 767-300 passenger aircraft to a freighter configuration and acquired two Boeing 767 freighter aircraft. CAM added two Boeing 767-200 passenger aircraft, six Boeing 767-300 passenger aircraft and three Boeing 777-200 passenger aircraft through the Company's acquisition of Omni on November 9, 2018. We have agreements to acquire 13 more Boeing 767-300 extended-range aircraft, ten of which we anticipate being delivered during 2021 and the remaining three in 2022. Most, if not all, of these will be converted into freighters. Additionally we own eight Boeing 767-300 aircraft that were being prepared for cargo service as of December 31, 2020. A complete list of the Company's aircraft is included in Item 2, Properties.
On February 1, 2019, we acquired a group of companies under common control, referred to as TriFactor. TriFactor resells material handling equipment and provides engineering design solutions for warehousing, retail distribution and e-commerce operations. TriFactor is managed through our LGSTX business.
On August 3, 2017, we entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of an FAA supplemental type certificate in March of 2021. We expect to make contributions equal to our 49% ownership percentage of the program's total costs over the next year and account for our investment in the joint venture under the equity method of accounting.

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
We seek to take advantage of business acquisition opportunities of complementary and adjacent businesses that enhance or extend our current value proposition or, alternatively, diversify our customer base.
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
ACMI Services
ACMI Services consists of the operations of the Company's three airline subsidiaries. Through these airlines, we provide airlift operations to DHL, ASI, the DoD and other transportation customers. A typical operating agreement requires our airline to supply, at a specific rate per block hour and/or per month, a combination of aircraft, crew, maintenance and insurance for specified transportation operations. These services are commonly referred to as ACMI, CMI or charter services depending on the selection of services contracted by the customer. The customer bears the responsibility for capacity utilization and unit pricing in all cases.
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
Charter - The airline is responsible for providing full service, including fuel, aircraft, flight crews, maintenance, aircraft hull and liability insurance, landing fees, parking fees, catering, passenger handling fees, ground and cargo handling expenses and other operating expenses for an all-inclusive price.
We provide contracted transportation capacity to our customers. We do not sell individually ticketed passenger service, nor do we sell to the public individually air-billed package delivery services. Our airlines operate wide-body and medium wide-body aircraft usually on intra-continental flights and medium and long range inter-continental flights. The airlines typically operate our freighter aircraft in the customers' regional networks that connect to and from global cargo networks. The aircraft types we operate have lower investment and ongoing maintenance costs and can operate cost efficiently with smaller loads on shorter routes than the larger capacity aircraft, such as the Boeing 747 and Airbus A380.
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
ATI contracts with the USTC to operate its unique fleet of four Boeing 757 "combi" aircraft, which are capable of simultaneously carrying passengers and cargo containers on the main flight deck. ATI has been operating combi aircraft for the DoD since 1993. In January 2018, the USTC contracted with ATI to provide combi aircraft operations through December 2021 and awarded ATI three international routes for combi aircraft. OAI has been operating aircraft for the DoD since 1995. Contracts with the USTC are typically for a one-year period, however, the current passenger international charter contract has a two-year term with option periods, at the election of the USTC, through September 2024.
Approximately 12% of the Company's consolidated revenues for 2020 were derived from providing airline operations for customers other than DHL, ASI and the DoD. These ACMI and charter operations are typically provided to delivery companies, freight forwarders, vacation businesses and other airlines.
Demand for air cargo transportation services correlates closely with general economic conditions and the level of commercial activity in a geographic area. Stronger general economic conditions and growth in a region typically increases the need for air transportation. E-commerce growth is a strong indicator of growth in the express and network flying businesses which we enable with our assets and services. Historically, the cargo industry has experienced higher volumes during the fourth calendar quarter of each year due to increased shipments during the holiday season. Generally, time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery, while higher costs of aviation fuel generally reduces the demand for air delivery services. When aviation fuel prices increase, shippers will consider using ground transportation if the delivery time allows.
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
AMES operates in Wilmington, Ohio, a repair station certified by the Federal Aviation Administration (“FAA”) under Part 145 of the Federal Aviation Regulations, including hangars, a component shop and engineering capabilities. AMES is AS9100 quality certified for the aerospace industry. AMES’ marketable capabilities include the installation of avionics systems and flat panel displays for Boeing 757 and 767 aircraft. The Wilmington facility is capable of servicing airframes as large as the Boeing 747-400 and the Boeing 777 aircraft. AMES , through its Pemco subsidiary, also operates an FAA certificated Part 145 repair station from a two-hangar facility in Tampa, Florida. The Tampa location has the capability to perform airframe maintenance on Boeing 767, 757, 737, McDonnell Douglas MD-80, Airbus A320, A321 and various regional jet model aircraft. We have the ability to perform line maintenance and airframe maintenance on McDonnell Douglas MD-80, Boeing 767, 757, 737, 777, 727 and Airbus A320 aircraft. We also have the capability to refurbish airframe components, including approximately 60% of the components utilized by Boeing 767 aircraft. Through Pemco, we also perform aircraft modification and engineering services, including passenger-to-freighter and passenger-to-combi conversions for Boeing 737-200, 737-300, 737-400 and 737-700 series aircraft.

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
We currently provide mail sorting services to the United States Postal Service ("USPS") at two locations in the U.S. Under each of these contracts, we are compensated at a firm price for fixed costs and an additional amount based on the volume of mail handled at each sort center. We also provide international mail forwarding services through the John F. Kennedy International Airport and the O'Hare International Airport. We formerly provided mail sorting services at five other USPS locations between September 2004 and September 2018, but the contracts for these locations were not renewed with us after they expired during September 2018. LGSTX also arranged similar load transfer services to support ASI at certain locations, but the contracts for these services were terminated as of August 2019.
Flight Support
ATS is certificated under Part 142 of the Federal Aviation Regulations to offer flight crew training to customers. ATS also offers Boeing 757 and Boeing 767 flight simulators which can be rented by customers for use in conjunction with their flight training programs. The simulators allow airlines to qualify flight crewmembers under FAA requirements without performing check flights in an aircraft.
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
The scheduled delivery industry is dominated by integrated, door-to-door delivery companies including DHL, the USPS, FedEx Corporation, United Parcel Service, Inc. and ASI. Although the volume of our business is impacted by competition among these integrated carriers, we do not usually compete directly with them.
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

Airline Operations
Flight Operations and Control
The Company's airline operations are conducted pursuant to authority granted to each of the three airlines by the FAA and the DOT. Airline flight operations, including aircraft dispatching, flight tracking, crew training and crew scheduling are planned and controlled by personnel within each airline. The Company staffs aircraft dispatching and flight tracking 24 hours per day, 7 days per week. The FAA prescribes the minimum requirements, methods and means by which air carrier flight operations are conducted, including but not limited to the qualifications and training of flight crew members, the release of aircraft for flight, the tracking of flights, the length of time crew members can be on duty, aircraft operating procedures, proper navigation of aircraft, compliance with air traffic control instructions and other operational functions.
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

Human Capital
Description
As of December 31, 2020, our workforce was composed of 5,305 full-time and part-time employees. We employed approximately 1,015 flight crewmembers, 400 flight attendants, 215 flight support personnel, 1,940 aircraft maintenance managers and technicians, 1,210 employees for ground equipment and logistics services, 45 employees for sales and marketing and 480 employees for administrative functions. In addition to full time and part time employees, we often employ contractors and temporary employees to assist in aircraft line maintenance and package sortation during peak operational times. On December 31, 2019, the Company had approximately 4,380 full-time and part-time employees. Over 99% of our workforce is based in the United States.
The Company’s flight crewmembers and flight attendants are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2020.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	1/1/2027	4.4%
ATI	Air Line Pilots Association	3/21/2021	8.2%
Omni	International Brotherhood of Teamsters	4/1/2021	6.6%
ATI	Association of Flight Attendants	11/14/2023	0.7%
Omni	Association of Flight Attendants	12/1/2021	6.9%
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
Objectives
Our employees are critical to the on-going success of the Company. Our approach to managing human capital includes the following: maintaining the health and safety of our employees; attracting and retaining skilled individuals; continuously improving the skills of our workforce; promoting inclusive and engaging work environments; and compensating and treating all employees fairly.
To attract and retain skilled employees, we offer competitive compensation and benefits, including medical care, paid time off, retirement savings, mental health counseling and other employee benefits. Further, we are committed to training and supporting our employees' continuous development of professional, technical and management skills. We develop technical training programs which facilitate the licensure and certification of flight crews, aviation mechanics and other skilled jobs. We partner with third parties to assist employees in developing leadership skills and valuing diversity in our workforce. In 2020, our voluntary employee resignation rate was approximately 11%.
We have taken precautions to prevent, detect and limit the spread of the Covid-19 virus in the workplace. These practices include daily temperature checks, requiring face masks, periodically sanitizing facilities, frequent cleaning of high touch surfaces, supporting remote working, implementing travel restrictions, promoting social distancing and frequent hand washing, contact tracing, quarantining, and other practices prescribed by the Centers for Disease Control and Prevention. We have not experienced a wide-spread outbreak at any location. The virus positivity rate is approximately 11% of our workforce.
Pursuant to payroll support programs under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”) the Company has received funds to protect employees’ jobs by offsetting payroll expenses. In light of these payroll support programs, we have not implemented and do not anticipate implementing pay cuts or furloughs through March 2021.

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
The FAA requires initial and recurrent training for most flight and maintenance personnel. Quality control inspectors must also be licensed and qualified to perform maintenance inspections on Company operated and maintained aircraft. The majority of our aircraft mechanics have one or more FAA licenses. Our subsidiaries pay for all of the required recurrent training and provide training for their ground service personnel as well. Their training programs have received all required FAA approvals. Similarly, our flight dispatchers and flight followers receive FAA approved training on the airlines' requirements and specific aircraft.
Intellectual Property
The Company owns many Supplemental Type Certificates ("STCs") and similar approvals issued by the FAA. The Company uses these STCs mainly in support of its own fleets; however, AMES and Pemco have marketed certain STCs to other airlines.
Information Systems
We are dependent on technology to conduct our daily operations including for data processing, communications and regulatory compliance. We rely on critical computerized systems for aircraft maintenance records, flight planning, crew scheduling, employee training, financial records, cyber-security and other processes. We utilize information systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using our information systems, we track aircraft maintenance schedules and also control inventories and maintenance tasks, including the work directives of personnel performing those tasks. We rely on information systems to track crewmember flight and duty times, and crewmember training status. The Company’s flight operations systems coordinate flight schedules and crew schedules.
We invest significant time and financial resources to acquire, develop and maintain information systems to facilitate our operations. Our information technology infrastructure includes security measures, backup procedures and redundancy capabilities. We rely increasingly on software applications, hosted technologies, data transmissions and cybersecurity safe-guards provided by or in conjunction with third parties. To remain competitive, we must continue to deploy new technologies while controlling costs and maintaining regulatory compliance and security safeguards.
Regulation
Our subsidiaries’ airline operations are primarily regulated by the DOT, the FAA, and the TSA. Those operations must comply with numerous economic, safety, security and environmental laws, ordinances and regulations. In addition, they must comply with various other federal, state, local and foreign laws and regulations.
Environment
The U.S. Environmental Protection Agency ("EPA") is authorized to regulate aircraft emissions and has historically implemented emissions control standards adopted by the International Civil Aviation Organization ("ICAO"). In 2016, the EPA issued a finding on greenhouse gas ("GHG") emissions from aircraft and its relationship to air pollution. This finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. In January 2021, the EPA issued a final rule regarding GHG emissions standards for new aircraft engines consistent with ICAO standards that were adopted in 2017. The EPA final rule does not apply to engines on aircraft that are already in service, as is also the case with the ICAO standards. However, the administration of President Biden has stated that it plans to review the EPA emissions standards issued by the prior Administration and, further, the EPA standards have been challenged by several states and environmental organizations. We cannot predict the results of the Biden administration's review or the outcome of legal challenges to the EPA's final rules. Our subsidiaries’ aircraft meet all currently applicable requirements for engine emission levels.
Under the Clean Air Act, individual states or the EPA may also adopt regulations requiring reductions in emissions for one or more localities based on the measured air quality at such localities. These regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. Further, the U.S. Congress has, in the past, considered legislation that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future.
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
Similarly, in 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase is scheduled to begin in 2021 in which countries may voluntarily participate, followed by a first phase of the program beginning in 2024 that is also voluntary, and full mandatory participation is scheduled to begin in 2027. The United States has agreed to participate in the two voluntary phases. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs.
The U.S. has also recently re-entered the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and the effect of the re-entry by the U.S. on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation is uncertain.
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
The FAA has the authority to issue regulations, airworthiness directives and other mandatory orders relating to, among other things, the inspection, maintenance and modification of aircraft and the replacement of aircraft structures, components and parts, based on industry safety findings, the age of the aircraft and other factors. For example, the FAA has required ABX to perform inspections of its Boeing 767 aircraft to determine if certain of the aircraft structures and components meet all aircraft certification requirements. If the FAA were to determine that the aircraft structures or components are not adequate, it could order our airline subsidiaries and other operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component found to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring the Company’s airline subsidiaries to inspect and replace aircraft components based on their age or condition. As a routine matter, the FAA issues airworthiness directives applicable to the aircraft operated by our airline subsidiaries, and our airlines comply, sometimes at considerable cost, as part of their aircraft maintenance program.
In addition to the FAA practice of issuing regulations and airworthiness directives as conditions warrant, the FAA has adopted new regulations to address issues involving aging, but still economically viable, aircraft on a more systematic basis. FAA regulations mandate that aircraft manufacturers establish aircraft limits of validity and service action requirements based on the number of aircraft flight cycles (a cycle being one takeoff and one landing) and flight hours before widespread fatigue damage might occur. Service action requirements include inspections and modifications to preclude development of significant fatigue damage in specific aircraft structural areas. The Boeing Company has provided its recommendations of the limits of validity to the FAA, and the FAA has now approved the limits for the Boeing 757, 767 and 777 model aircraft. Consequently, after the limit of validity is reached for a particular model aircraft, air carriers will be unable to continue to operate the aircraft without the FAA first granting an extension of time to the operator. There can be no assurance that the FAA would extend the deadline, if an extension were to be requested. At this point, we do not foresee a situation in which we would seek an extension from the FAA for an aircraft.

The FAA requires each of our airline subsidiaries to implement a drug and alcohol testing program with respect to all employees performing safety sensitive functions and, unless already subject to testing, contractor employees that engage in safety sensitive functions. Each of the Company's airlines complies with these regulations.
Transportation Security Administration
The TSA, an administration within the Department of Homeland Security, is responsible for the screening of passengers and their baggage. TSA rules also require airlines to adopt and comply with standard aircraft operator security programs, including the manner in which cargo must be screened prior to being loaded on aircraft. Our airline subsidiaries comply with all applicable aircraft, passenger and cargo security requirements. The TSA has adopted cargo security-related rules that have imposed additional burdens on our airlines and our customers. The TSA also requires each airline to perform criminal history background checks on all employees. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to the Company’s airline subsidiaries in the future. The TSA holds (and has exercised) authority to issue regulations, including in cases of emergency the authority to do so without advance notice, including issuance of a grounding order as occurred on September 11, 2001. TSA's enforcement powers are similar to the DOT's and FAA's described above.
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
Other Regulations
Various regulatory authorities have jurisdiction over significant aspects of our business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material adverse effect on our operations. In addition to the above, other laws and regulations to which we are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

•The labor relations of our airline subsidiaries are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements;
•The Federal Communications Commission regulates our airline subsidiaries’ use of radio facilities pursuant to the Federal Communications Act of 1934, as amended;
•U.S. Customs and Border Protection issues landing rights, inspects passengers entering the United States, and inspects cargo imported to the U.S. from our subsidiaries’ international operations, and those operations are subject to similar regulatory requirements in foreign jurisdictions;

•The U.S. Centers for Disease Control and Prevention has authority to impose requirements related to the mitigation of communicable diseases such as requiring masking on aircraft, negative test results, collection of passenger data for contact tracing, quarantine requirements, etc.
•The Company and its subsidiaries must comply with U.S. Citizenship and Immigration Services regulations regarding the eligibility of our employees to work in the U.S., and the entry of passengers to the U.S.;
•The Company and its subsidiaries must comply with wage, work conditions and other regulations of the Department of Labor regarding our employees; and
•The Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury and other government agencies administer and enforce economic and trade sanctions based on U.S. foreign policy, which may limit our business activities in and for certain areas.
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
Regulatory and Compliance Risk
Failure to comply with the provisions of payroll support programs could result in the Company being required to repay government funds and also being subject to other remedies.

Two of the Company's airline subsidiaries, OAI and ATI, have been granted government funds totaling $113.1 million pursuant to the payroll support program agreement under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”).
In conjunction with the payroll support program agreements entered into under the CARES Act, the airlines agreed to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020. OAI further agreed as a condition of receiving payroll support funds under the PSP Extension Law, to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021. The airlines agreed to limit, on behalf of themselves and certain of their affiliates, executive compensation through March 24, 2022; maintain certain air transportation service through March 1, 2022 as may be required by the U.S. Department of Transportation pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the funds and comply with certain reporting requirements. OAI further agreed as a condition of receiving payroll support funds under the PSP Extension Law, to limit, on behalf of itself and certain affiliates, as applicable, executive compensation through October 1, 2022. In addition, the Company may not pay dividends or repurchase its shares through March 31, 2022.
If we do not comply with the provisions of the CARES Act, the PSP Extension Law and the payroll support program agreements, the Company may be required to repay the government funds and also may be subject to other remedies.
Our business could be negatively impacted by adverse audit findings by the U.S. Government.
Our DoD contracts are subject to audit by government agencies, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. If an audit uncovers improprieties, we may be subject to civil or criminal penalties, including termination of such contracts, forfeiture of profits, fines and suspension from doing business with the DoD. In addition, the DOT, FAA, TSA and other government agencies can initiate announced or unannounced investigations of our subsidiary air carriers, repair stations and other entities to determine if they are continuously conducting their operations in accordance with all applicable laws, rules and regulations.
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
Our airline subsidiaries have the necessary authority to conduct flight operations pursuant to the economic authority issued by the DOT and the safety based authority issued by the FAA. The continued effectiveness of such authority is subject to their compliance with applicable statutes and DOT, FAA and TSA rules and regulations, including any new rules and regulations that may be adopted in the future. The loss of such authority by an airline subsidiary could cause a default of covenants in our Senior Credit Agreement and would materially and adversely affect its airline operations, effectively eliminating the airline's ability to continue to provide air transportation services.
The National Mediation Board could determine that two or more of the Company's airline subsidiaries constitute a single transportation system.
During 2017, the NMB ruled that ABX and ATI do not constitute a single transportation system for the purposes of collective bargaining. The NMB could reconsider whether the airlines constitute a single transportation system and require that the ABX and ATI crewmembers, or that the ABX, ATI and OAI crewmembers, be represented by the same union. A single transportation system determination by the NMB could give rise to complex contractual issues, including integrating the airlines' seniority lists, and materially impact the dynamics with respect to future collective bargaining agreement ("CBA") negotiations. While it is unlikely that the NMB would reconsider or find that ABX and ATI, or that ABX, ATI and OAI, constitute a single transportation system, the case-by-case analysis used by the NMB makes such predictions uncertain. Such a finding could have material adverse consequences to the Company.
We may be impacted by government requirements associated with transacting business in foreign jurisdictions.
The U.S and other governments have imposed trade and economic sanctions in certain geopolitical areas and on certain organizations and individuals. The U.S. Departments of Justice, Commerce and Treasury, as well as other government agencies have a broad range of civil and criminal penalties they may seek to impose for violations of the Foreign Corrupt Practices Act (“FCPA”), sanctions administered by the Office of Foreign Assets Control (“OFAC”) and other regulations. In addition, the DOT, FAA and TSA may at times limit the ability of our airline subsidiaries to conduct flight operations in certain areas of the world. Under such laws and regulations, we may be obliged to limit our business activities, incur additional costs for compliance programs and may be subject to enforcement actions or penalties for noncompliance. In recent years, the U.S. government has increased its oversight and enforcement activities with respect to these laws and the relevant agencies may continue to increase these activities.
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
In addition, FAA regulations require that aircraft manufacturers establish limits on aircraft flight cycles to address issues involving aging, but still economically viable, aircraft, as described in Item 1 of this report, under "Federal Aviation Administration." These regulations may increase our maintenance costs and eventually limit the use of our aircraft. See Item 2 of this report. Properties, for a description of the company's aircraft, including year of manufacture.
The FAA and ICAO are in the process of developing programs to modernize air traffic control and management systems. The FAA's program, Next Generation Air Transportation Systems, is an integrated system that requires updating aircraft navigation and communication equipment. The FAA has mandated the replacement of current ground based radar systems with more accurate satellite based systems on our aircraft. The ICAO began phasing in similar requirements for aircraft operating in Europe during 2015. These programs may increase our costs and limit the use of our aircraft. Aircraft not equipped with advanced communication systems may be restricted to certain airspace.
The Company may be affected by global climate change or by legal, regulatory or market responses to such climate change.
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
Concern over climate change, including the impact of global warming, has led to significant federal, state and international legislative and regulatory efforts to limit greenhouse gas ("GHG") emissions. The European Commission has mandated the extension of the European Union Emissions Trading Scheme ("ETS") for GHG emissions to the airline industry. Under the European Union ETS, all ABX, ATI and OAI flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. If we exceed the airlines' emission allowances, we will be required to purchase additional emission allowances on the open market.
Similarly, in 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase is scheduled to begin in 2021 in which countries may voluntarily participate, followed by a first phase of the program beginning in 2024 that is also voluntary, and full mandatory participation is scheduled to begin in 2027. The United States has agreed to participate in the two voluntary phases. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs.
The U.S. Congress and certain states have also considered legislation regulating GHG emissions. In addition, even in the absence of such legislation, the EPA has sought to regulate GHG emissions, especially aircraft engine emissions. In July 2016, the EPA issued a finding that aircraft engine emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health. This finding is a regulatory prerequisite to the EPA’s adoption of a new certificate standard for aircraft emissions. In January 2021, the EPA issued a final rule regarding GHG emissions standards for new aircraft engines consistent with ICAO standards that were adopted in 2017. The EPA final rule does not apply to engines on aircraft that are already in service, as is also the case with the ICAO standards. However, the administration of President Biden has stated that it plans to review the EPA emissions standards issued by the prior Administration and, further, the EPA standards have been challenged by several states and environmental organizations. We cannot predict the results of the Biden administration's review or the outcome of legal challenges to the EPA's final rules. The U.S. also recently re-entered the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and the effect of the U.S. re-entering the Paris climate accord on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulations is uncertain. The extent to which the U.S. and other countries implement the agreement could have an adverse impact on our Company.
The cost to comply with new and potential environmental laws and regulations could be substantial for the Company. These costs could include an increase in the cost of fuel and capital costs associated with updating aircraft, among other things. We cannot predict the effect on the Company’s cost structure or operating results of complying with future environmental laws and regulations in the U.S. and in foreign jurisdictions until the timing, scope and extent of such laws and regulations becomes better known. Further, even without such legislation or regulation, increased awareness and adverse publicity in the global marketplace about greenhouse gas emitted by companies in the airline and transportation industries could harm our reputation and reduce demand for our services.
We are required to safeguard proprietary information and sensitive or confidential data, including personal information of customers, employees and others.
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
Operational Risk
Our operating results will continue to be impacted by the coronavirus pandemic.
The COVID-19 pandemic has had an impact on our operations and financial results and is expected to continue to affect our operations and financial results. The extent of the impact that the coronavirus pandemic will have on our future operations and financial results will depend on future developments, including the duration, spread, severity and any recurrence of the COVID-19 virus; the availability and effectiveness of vaccines, the duration and scope of government orders and local restrictions; and the extent of the continued impact of the pandemic on overall economic conditions. These are highly uncertain and cannot reasonably be predicted.
We expect that our future operating results will be significantly impacted by the coronavirus pandemic during 2021 and possibly thereafter. Since February of 2020, the DoD has reduced normal personnel movements while most of our other passenger service customers suspended their operations and demand for commercial passenger charters significantly declined. The DoD and other government agencies contracted for special airlift capacity which may not be needed in the months ahead. As a result, we expect the passenger revenues of ACMI Services to decline in 2021. It is difficult to reasonably predict when flights will resume, the frequency with which flights will resume, and the length of time necessary before passenger flights substantially recover to pre-pandemic levels. The economic downturn resulting from the coronavirus pandemic has also resulted in the reduction of demand for other types of services including aircraft maintenance services.
Our airline operations rely on flight crews, aircraft maintenance technicians, flight support personnel and aircraft loading personnel. Maintaining the health of our employees during the pandemic is essential for us to operate safely and maintain customers' networks. We have added extra precautions and redundancies related to crew reserves, employee travel protocols, sanitation and other measures. However, flight delays and the additional costs associated with such precautions and redundancies could become significant. We rely on a skilled workforce to perform scheduled aircraft maintenance. We staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. A coronavirus outbreak at one of our maintenance facilities, or at customer sorting centers could result in workforce shortages and facility closures.
Our costs incurred in providing airline services could be more than the contractual revenues generated.
Each airline develops business proposals for the performance of ACMI, CMI, charter and other services for its customers, crew productivity and maintenance expenses. Projections contain key assumptions, including maintenance costs, flight hours, aircraft reliability, crewmember productivity and crewmember compensation and benefits. We may overestimate revenues, the level of crewmember productivity, and/or underestimate the actual costs of providing services when preparing business proposals. If actual costs are higher than projected or aircraft reliability is less than expected, future operating results may be negatively impacted. Lastly, because the majority of OAI's business currently consists of flights chartered by the DoD for the transportation of DoD personnel, a downturn in the DoD's need for such services could adversely affect OAI's operating results.
The concentration of aircraft types and engines in the Company's airlines could adversely affect our operating and financial results.
Our combined aircraft fleet is concentrated in three aircraft types. If any of these aircraft types encounter technical difficulties that result in significant FAA airworthiness directives or grounding, our ability to lease the aircraft would be adversely impacted, as would our airlines' operations.
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
Our operating results could be adversely impacted by negotiations regarding collective bargaining agreements ("CBAs") with flight crewmember representatives.
The flight crewmembers for each of the Company's airlines are unionized. ABX and OAI's crewmembers are represented by the International Brotherhood of Teamsters ("IBT") while ATI's crewmembers are represented by the Air Line Pilots Association ("ALPA"). During the negotiation of CBA amendments, the airline and the union are each required to maintain the status quo of the CBA; neither the airline nor the union may engage in a lock-out, strike or other self-help until such time as they are released from further negotiations by the mediator for the National Mediation Board ("NMB"), and after the conclusion of a mandatory 30-day “cooling off” period. It is rare for mediators to declare an impasse and release the parties. Instead, the NMB prefers to require the parties to remain in negotiations until such time as they come to an agreement. Despite this process, it's possible for disruptions in customer service to occur from time to time, resulting in increased costs for the airline and monetary penalties under certain customer agreements if monthly reliability thresholds are not achieved. Further, if we do not maintain minimum reliability thresholds over an extended period of time, we could be found in default of one or more customer agreements.
Contract negotiations with a union could result in reduced flexibility for scheduling crewmembers and higher operating costs for the airlines, making the Company's airlines less competitive. If amendments to a CBA increases our costs and we cannot recover such increases, our operating results would be negatively impacted. In such event, it may be necessary for us to terminate customer contracts or curtail planned growth.

The rate of aircraft deployments may impact the Company’s operating results and financial condition.
Our future operating results and financial condition will depend in part on our subsidiaries’ ability to successfully deploy aircraft in support of customers' operations while generating a positive return on investment. Our success will depend, in part, on our customers' ability to secure additional cargo volumes, in both U.S. and international markets. Deploying aircraft in international markets can pose additional risks, costs and regulatory requirements which could result in periods of delayed deployments. Deploying an aircraft into service typically requires various approvals from the FAA. Aircraft deployments could be delayed if such FAA approvals are delayed.
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
Customers and Market Risk
The COVID-19 pandemic may have a long term impact on the demand for aviation services and our operating results.
Due to the COVID-19 pandemic, passenger air travel has declined sharply and many passenger airlines have temporarily removed a significant portion of their aircraft from service. The demand for passenger air travel could remain low for an extended period of time and accordingly, the value of airframes and engines could decline for the foreseeable future. If the COVID-19 pandemic persists or reemerges, our expectations of related operating cash flows could significantly decline. If such circumstances occur or appear likely to occur, we may need to impair the carrying value of certain recorded assets. If the coronavirus pandemic persists, we may need to terminate or furlough airline employees.
A limited number of key customers are critical to our business and the loss of one or more of such customers could materially adversely affect our business, results of operations and financial condition.
Our business is dependent on a limited number of key customers. There is a risk that any one of our key customers may not renew their contracts with us on favorable terms or at all, perhaps due to reasons beyond our control. As discussed in the risk factor below, certain key customers have the ability to terminate their agreements in advance of the expiration date.
The actual demand for Boeing 777, 767, 757 and Airbus A321 aircraft may be less than we anticipate. Customers may develop preferences for the Airbus A300-600 and A330 aircraft or other mid-size aircraft types, instead of the Boeing 777, 767 and 757 aircraft. The actual lease rates for aircraft available for lease may be less than we projected, or new leases may start later than we expect. Further, other airlines and lessors may be willing to offer aircraft to the market under terms more favorable to lessees.
Under the terms of our airline operating and aircraft lease agreements, customers may be able to terminate the agreements prior to their expiration date.
Customers can typically terminate for convenience one or more of the aircraft we operate for them under an airline operating agreement at any time during the term, subject to a 60-day notice period and paying the Company a fee. Additionally, the lease agreements may contain provisions for terminating an aircraft lease for convenience, including a notice period and paying a lump sum amount to the Company.
Amazon may terminate the ATSA in its entirety after providing 180 days of advance notice and paying to the Company a termination fee which reduces over the term of the agreement.
DHL may terminate the CMI agreement in its entirety after providing 180 days of advance notice and paying a termination fee which amortizes down during the term of the agreement.
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
While we often require leasing customers to pay monthly maintenance deposits, customers are normally responsible for maintaining our aircraft during the lease term. Failure of a customer to perform required maintenance and maintain the appropriate records during the lease term could result in higher maintenance costs, a decrease in the value of the aircraft, a lengthy delay in or even our inability to redeploy the aircraft in a subsequent lease, any of which could have an adverse effect on our results of operations and financial condition.
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

Customer demand for aircraft maintenance facilities could negatively impact our financial results.
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
Risk Related to Business Interruptions and Cybersecurity Incidents
Our operating results have been and will continue to be impacted by the COVID-19 pandemic
Some of our employees and employees of suppliers and service providers have tested positive for, or have been suspected of having, COVID-19. Additional instances of actual or perceived risk of infection among our employees, or our suppliers' or service providers’ employees, could further negatively impact our operations. We rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. In addition to our own employees, we rely on services from suppliers and customers to operate efficiently and safely. Measures restricting the ability of airport personnel or flight crews to work may result in flights reductions. Our operations could be negatively affected if our own personnel or those of our suppliers and customers are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental curfews or “shelter in place” health orders. A COVID-19 outbreak at certain maintenance facilities, customer sorting centers or airports could result in workforce shortages or closures causing reduced revenues and higher expenses.
In addition to workforce shortages, the COVID-19 pandemic may result in parts shortages, maintenance delays, shortages of transportation and hotel accommodations for flight crews, any of which could result in reduced revenues and additional expenses. Similarly, the effects of the COVID-19 pandemic could result in the slower completion of aircraft freighter conversions which in turn would disrupt our aircraft leasing operations. Our customer base for aircraft maintenance revenues includes passenger airlines. Our operating results have been impacted and may continue to be impacted by the COVID-19 pandemic as passenger airlines reduce their needs for scheduled heavy airframe maintenance.
The Company's operating results could be negatively impacted by disruptions of its information technology and communication systems and data breaches.
Our businesses depend heavily on information technology and computerized systems to communicate and operate effectively. The Company's systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, ransomware attacks, malware attacks, cyberattacks, natural disasters, power failures, telecommunication outages, or other causes. Hackers, foreign governments, cyber-terrorists and cyber-criminals, acting individually or in coordinated groups, may launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other interruptions to our business. In addition, the foregoing breaches in security could expose us and our customers, or the individuals affected, to a risk of loss, disclosure or misuse of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Certain disruptions could prevent our airlines from flying as scheduled, possibly for an extended period of time, which could have a negative impact on our financial results and operating reliability. We continually monitor the risks of disruption, take preventative measures, develop backup plans and maintain redundancy capabilities. The measures we use may not prevent the causes of disruptions we could experience or help us recover failed systems quickly.
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
Severe weather conditions and other natural or man-made disasters, including storms, floods, fires or earthquakes, epidemics or pandemics, conflicts or unrest, or terrorist attacks, may result in decreased revenues, as our customers reduce their transportation needs, or increased costs to operate our business, which could have a material adverse effect on our results of operations for a quarter or year. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business.
Third-Party Reliance Risk
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
Delta TechOps, a division of Delta Airlines, Inc., is the primary engine maintenance provider for the Company's General Electric CF6 engines that power our fleet of Boeing 767 aircraft. If Delta TechOps does not complete the refurbishment of our engines within the contractual turn-times or if an unplanned replacement of Delta TechOps is required due to the deterioration of their performance or some other reason, our operations and financial results may be adversely impacted.
Financial Risk
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
We enter into interest rate derivative instruments from time to time in conjunction with our debt levels. The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates for at least 50% of the outstanding balance of the unsubordinated term loans. We typically do not designate the derivative instruments as hedges for accounting purposes. Future fluctuations in LIBOR interest rates will result in the recording of gains and losses on interest rate derivatives that the Company holds.
Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the unsubordinated term loans and the revolving credit facility both bear variable interest rates of 1.4%. Additional debt or lower EBITDA may result in higher interest rates on the variable rate portion of the Company's debt.
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
The Amazon warrants are subject to fair value measurements during periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants are expected to adversely impact the Company's reported earnings measures from time to time. See Note D in the accompanying consolidated financial statements of this report for further information about warrants.
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
Certain financial instruments are subject to fair value measurements at the end of each reporting period. Accordingly, future fluctuations in their fair value may adversely impact the Company's reported earnings. See Note E in the accompanying consolidated financial statements of this report for further information about the fair value of our financial instruments.
The ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be further limited.
Limitations imposed on our ability to use net operating losses (“NOLs”) to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and reduce the benefit of those NOLs. Similar rules and limitations may apply for state income tax purposes.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease portions of an air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in June 2026 and June 2036 with options to extend. The leases include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. We also have the non-exclusive right to use the Wilmington airport, which includes one active runway, taxiways and ramp space. We also lease and operate a 311,500 square foot, two hangar aircraft maintenance complex at the Tampa International Airport in Florida. We lease approximately 82,500 square feet of office and warehouse space at the Tulsa International Airport in Oklahoma. We lease a facility having approximately 335,000 square feet in Chicago, Illinois and another facility having approximately 100,000 square feet in Orlando, Florida for our USPS mailing handling contracts. In addition, we lease smaller maintenance stations, offices and ramp space at certain airport and regional locations, typically on a short-term basis. Further, we lease warehousing space inside or near certain U.S. airports to support our customers' parcel handling requirements.

As of December 31, 2020, our in-service aircraft fleet consisted of 100 owned aircraft and six aircraft leased from external companies. The majority of these aircraft were formerly passenger aircraft that have been modified for cargo operations. These cargo aircraft are generally described as being mid-size or having medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 47,900 to 129,000 pounds. These cargo aircraft are well suited for intra-continental flights and medium range inter-continental flights. The table below shows the combined fleet of aircraft in service condition.

	In-service Aircraft as of December 31, 2020
Aircraft Type	Total	Owned	Operating Lease	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	33	33	—	1982 - 1987	85,000 - 100,000	1,700 - 5,300
767-200 Passenger	3	2	1	2001	63,000 - 73,000	6,500 - 7,600
767-300 SF (1)	52	50	2	1988 - 1999	121,000 - 129,000	3,200 - 7,100
767-300 Passenger	10	7	3	1993 - 2002	85,000 - 99,700	6,300 - 7,200
777-200 Passenger	3	3	—	2004 - 2007	119,500 - 123,900	8,700 - 9,500
757-200 PCF (1)	1	1	—	1984 - 1991	68,000	2,100 - 4,800
757-200 Combi (2)	4	4	—	1989 - 1992	58,000	2,600 - 4,300
Total in-service	106	100	6
____________________
(1)These aircraft are configured for standard cargo containers loaded through large standard main deck cargo doors.
(2)These aircraft are configured as “combi” aircraft capable of simultaneously carrying passengers and cargo containers on the main deck.
In addition, as of December 31, 2020, CAM had one Boeing 767-200 passenger aircraft and three 757-200 PCF aircraft that are not reflected in the table above. CAM also owns eight Boeing 767-300 aircraft which were undergoing or preparing to undergo modification to a standard freighter configuration and are expected to be completed in 2020.
We believe that our existing facilities and aircraft fleet are appropriate for our current operations. As described in Note I to the accompanying financial statements of this report, we plan to invest in additional aircraft to meet our growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. The closing price of ATSG’s common stock was $26.69 on March 1, 2021.
Holders
On March 1, 2021, there were approximately 1,325 stockholders of record of ATSG’s common stock.
Dividends
We currently do not pay a dividend. Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors including, but not limited to, certain restrictions that we have on our ability to pay dividends. We are restricted from paying dividends on our common stock in excess of $100.0 million during any calendar year under the provisions of the Senior Credit Agreement. Additionally, the Senior Notes and related Indenture generally restrict our ability to pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, subject to certain exceptions therein including, upon the satisfaction of certain conditions, the making of permitted dividends up to $100.0 million during any calendar year and other additional permitted dividends, investments and other restricted payments not to exceed the amounts set forth therein. We have also agreed to suspend the payment of dividends on our shares through March 31, 2022, in connection with our receipt of funding under the CARES Act and PSP Extension Law.
Securities authorized for issuance under equity compensation plans
For the response to this Item, see Item 12 of this report.
Purchases of equity securities by the issuer and affiliated purchasers
The Senior Credit Agreement limits the amount of common stock the Company can repurchase to $100.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under 3.50 times, after giving effect to the repurchase.
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the fourth quarter of 2020. As of December 31, 2020, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.
The share repurchase program has been suspended until the CARES Act and PSP Extension Law restrictions on the repurchase of shares have lapsed. For more information, see Note I of the accompanying consolidated financial statements in this report.

Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in ATSG’s common stock with the cumulative total return of a $100 investment in the NASDAQ Composite Index and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2015 and ending on December 31, 2020.

Dollars
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Air Transport Services Group, Inc.
NASDAQ Composite
NASDAQ Transportation

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Air Transport Services Group, Inc.	100.00	158.33	229.56	226.69	232.74	310.91
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Transportation Index	100.00	122.20	150.56	135.68	163.91	167.87

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

	As of and for the Years Ended December 31
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
OPERATING RESULTS:
Revenues from continuing operations (1)	$1,570,575	$1,452,183	$892,345	$1,068,200	$768,870
Operating expenses (6) (7)	1,364,185	1,275,186	781,327	968,800	698,307
Net interest expense and other non operating charges (3)	64,226	93,123	30,836	26,147	18,002
Financial instrument (gain) loss (2)	100,771	12,302	(7,296)	79,789	18,107
Earnings (loss) from continuing operations before income taxes	41,393	71,572	87,478	(6,536)	34,454
Income tax gain (expense) (4)	(16,314)	(11,589)	(19,595)	28,276	(13,394)
Earnings from continuing operations	25,079	59,983	67,883	21,740	21,060
Earnings (loss) from discontinued operations, net of taxes (3)	7,036	1,219	1,402	(3,245)	2,428
Consolidated net earnings	$32,115	$61,202	$69,285	$18,495	$23,488
EARNINGS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$0.42	$1.02	$1.16	$0.37	$0.34
Diluted	$0.42	$0.78	$0.89	$0.36	$0.33
FINANCIAL DATA:
Cash and cash equivalents	$39,719	$46,201	$59,322	$32,699	$16,358
Property and equipment, net	1,939,776	1,766,020	1,555,005	1,159,962	1,000,992
Goodwill and intangible assets (5)	516,290	527,654	535,359	44,577	45,586
Total assets	3,001,745	2,820,178	2,470,585	1,548,844	1,259,330
Post-retirement liabilities (3)	36,862	40,971	68,907	63,266	79,528
Long term debt and current maturities, other than leases	1,479,077	1,484,384	1,401,252	515,758	458,721
Deferred income tax liability (4)	141,265	127,476	113,243	99,444	122,532
Stockholders’ equity	855,497	460,342	436,438	395,279	311,902
____________________
(1)Beginning in 2018, revenues reflect the adoption of Financial Accounting Standards Board's Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using a modified retrospective approach, under which financial statements are prepared under the revised guidance for the year of adoption, but not for prior years.
(2)During 2020, 2019, 2018, 2017 and 2016, the re-measurement of financial instrument fair values, primarily for warrants granted to a customer, resulted in losses of $100.8 million and $12.3 million, gains of $7.3 million, losses of $79.8 million and losses of $18.1 million, respectively, before income taxes. (See Note D to the accompanying consolidated financial statements.)
(3)Effective December 31, 2016, ABX modified its unfunded, non-pilot retiree medical plan to terminate benefits to all participants. As a result, ABX recorded a pre-tax gain of $2.0 million to continued operations. On August 30, 2017, ABX recorded pre-tax settlement charges of $5.3 million to continued operations and $7.6 million to discontinued operations due to the purchase of a group annuity contract for pension benefits.
(4)Earnings from continuing operations for 2017 was impacted by a $59.9 million reduction in deferred income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017. (See Note K to the accompanying consolidated financial statements.)
(5)On November 9, 2018, the Company acquired Omni. (See Note B and Note C to the accompanying consolidated financial statements.)
(6)During 2020, two of the Company's airlines was granted government funds of $75.8 million pursuant to the payroll support program under the Coronavirus Aid, Relief and Economic Security Act. The Company has recognized $47.2 million of the grants into operating expenses during 2020. (See Note I to the accompanying consolidated financial statements.)
(7)In 2020, the Company recorded an impairment charge of $39.1 million on aircraft and related assets. (See Note F to the accompanying consolidated financial statements.)

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
The health and safety of our employees is paramount. Maintaining the health of our employees during the /COVID-19 pandemic is essential for us to operate safely and maintain our customers' networks. We have taken precautions to prevent, detect and limit the spread of the COVID-19 virus in the workplace. These practices include daily temperature checks, requiring face masks, periodically sanitizing facilities, frequent cleaning of high touch surfaces, supporting remote working, travel restrictions, promoting social distancing and frequent hand washing, contact tracing, quarantining, and other practices prescribed by the Centers for Disease Control and Prevention. Our airline operations rely on flight crews, aircraft maintenance technicians, flight support personnel and aircraft loading personnel. We rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. We have added extra precautions and redundancies related to crews reserves, employee travel protocols, sanitation and other measures. We have not experienced a wide-spread outbreak at any location. However, a COVID-19 outbreak among our flight crews, at one of our maintenance facilities, at customer sorting centers or an airport could result in workforce shortages, facility closures and significant numbers of flight cancellations. In such event, flight delays and additional costs could become significant. A COVID-19 outbreak at one of our maintenance facilities, or at customer sorting centers could result in workforce shortages and facility closures.
We have two reportable segments: CAM, which leases Boeing 777, 767, and 757 aircraft and aircraft engines, and ACMI Services, which includes the cargo and passenger transportation operations of the three airlines. Our other business operations, which primarily provide support services to the transportation industry, include providing aircraft maintenance and modification services to customers, load transfer and sorting services as well as related equipment maintenance services. These operations do not constitute reportable segments. On November 9, 2018, the Company acquired OAI, a passenger airline, along with related entities (referred to collectively as "Omni"). Revenues and operating expenses include the activities of Omni for periods since their acquisition by the Company on November 9, 2018.
At December 31, 2020, we owned 100 Boeing aircraft that were in revenue service. At December 31, 2020, CAM also owned eight Boeing 767-300 aircraft either already undergoing or awaiting induction into the freighter conversion process. In addition to these aircraft, we leased two freighter aircraft provided by a customer and four passenger aircraft. Our largest customers are the U.S. Department of Defense (DoD), ASI, which is a subsidiary of Amazon, and DHL.
The DoD comprised 31%, 34% and 15% of the Company's consolidated revenues during the years ended December 31, 2020, 2019 and 2018, respectively. The Company's airlines have been providing passenger and cargo airlift services to the U.S. DoD since the mid 1990's. Contracts with the USTC are typically for a one-year period, however, the current passenger international charter contract has a two-year term with option periods, at the election of the DoD, through September 2024 and the contract with ATI to provide combi aircraft operations, runs through December 2021. Due to the acquisition of OAI, the DoD comprises a larger portion of our 2020 and 2019 consolidated revenues compared to previous years.
Revenues from our commercial arrangements with ASI comprised approximately 30%, 23% and 27% of our consolidated revenues during the years ended December 31, 2020, 2019 and 2018, respectively. On March 8, 2016, we entered into an Air Transportation Services Agreement (as amended, the “ATSA”) with ASI pursuant to which we lease Boeing 767 freighter aircraft to ASI, operate the aircraft via our airline subsidiaries and provide ground handling services by our subsidiary, LGSTX. Under the ATSA, we operate aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network. The operating term of the ATSA runs through March of 2024 and is thereafter subject to renewal provisions. The aircraft lease terms range from 5 to 10 years. For more information about the ATSA, including its amendments, see Item 1 of this report.
The table below summarizes aircraft lease placements and commitments with Amazon as of December 31, 2020.

	Amazon	Year of
	# of Leases	Commencement	Expiration
Leased
Boeing 767-200	12	2016	2023
Boeing 767-300	2	2016	2026
Boeing 767-300	6	2017	2027
Boeing 767-300	6	2019	2029
Boeing 767-300	5	2020	2030

Lease Commitments
Boeing 767-300	11	2021	2031

In conjunction with the execution of the ATSA and its amendments, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016 (the 2016 Investment Agreement) and a second Investment Agreement on December 20, 2018 (the 2018 Investment Agreement). Pursuant to these Investment Agreements, the Company issued warrants to Amazon in conjunction with aircraft leases. Through the 2016 and 2018 Investment Agreements and the exercise of the warrants granted thereunder, Amazon could potentially own approximately 39.9% of the Company if all the issued and issuable warrants vest and are settled in full with cash.
Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for financial instruments. The fair value of the warrants issued or issuable to Amazon are recorded as a lease incentive asset and are amortized against revenues over the duration of the aircraft leases. The warrants are accounted for as financial instruments, and accordingly, the fair value of the outstanding warrants are measured and classified in liabilities at the end of each reporting period. The Company's earnings are impacted by the fair value re-measurement of the Amazon warrants classified in liabilities at the end of each reporting period, customer incentive amortization and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described below for financial reporting.
For additional information about the warrants, see Note D to the accompanying consolidated financial statements in this report.
DHL accounted for 12%, 14% and 26% of the Company's consolidated revenues, excluding directly reimbursed revenues, during the years ended December 31, 2020, 2019 and 2018, respectively. Under a CMI agreement with DHL, ABX operates and maintains aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the CMI agreement, ABX is responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to DHL that it operates. As of December 31, 2020, the Company, through CAM, leased 14 Boeing 767 aircraft to DHL comprised of seven Boeing 767-200 aircraft and seven Boeing 767-300 aircraft, expiring between 2021 and 2024. Eight of the 14 Boeing 767 aircraft were being operated by the Company's airlines for DHL. We also operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL during 2019 and the first half of 2020. During 2020, DHL terminated operating agreements for three of the Boeing 757 aircraft. The decline in the percentage of revenues from DHL primarily reflects the removal of the Boeing 757 operations and increased revenues from other customers compared to last year.

RESULTS OF OPERATIONS
Revenue and Earnings Summary
External customer revenues from continuing operations increased by $118.4 million, or 8%, to $1,570.6 million during 2020 compared to 2019. Customer revenues increased in 2020 for contracted airline services, charter flights, aircraft leasing and aviation fuel sales, compared to the previous year periods. Beginning in late February 2020, our revenues were disrupted due to the COVID-19 pandemic. The DoD and other customers began canceling scheduled passenger flights as a result of the pandemic. The decline in revenues from these cancellations was offset by an increase in flying for our customers' package delivery networks and charter flight operations during 2020. Revenues for 2018 were $892.3 million and included only a few weeks of revenue for OAI which was acquired on November 9, 2018.
The consolidated net earnings from continuing operations were $25.1 million for 2020 compared to $60.0 million for 2019 and $67.9 million for 2018. The pre-tax earnings from continuing operations were $41.4 million for 2020 compared to $71.6 million for 2019 and $87.5 million for 2018. Earnings were affected by the following specific events and certain adjustments that do not directly reflect our underlying operations among the years presented.
On a pre-tax basis, earnings included net losses of $100.8 million and $12.3 million and net gains of $7.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon.
•Pre-tax earnings were also reduced by $20.7 million, $17.2 million and $16.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, for the amortization of customer incentives given to ASI in the form of warrants.
•Pre-tax earnings from continuing operations included expenses of $12.0 million, gains of $9.4 million and expenses of $8.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, for settlement charges, curtailments and other non-service components of retiree benefit plans.
•Pre-tax earnings included losses of $13.6 million, $17.4 million and $10.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, for the Company's share of development costs for a joint venture and the partial sale of an airline investment.
•Pre-tax earnings for the year ending December 31, 2020 were decreased by an impairment charge of $39.1 million for our four Boeing 757 freighter aircraft and related assets.
•During 2020, the Company recognized $47.2 million of government grants from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
•Pre-tax earnings for 2019 and 2018 also included expense of $0.4 million and $5.3 million, respectively, for acquisition fees incurred during the Company's acquisition of Omni.
After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $156.2 million for 2020 compared to $128.3 million for 2019 and $104.6 million for 2018.
Adjusted pre-tax earnings from continuing operations for 2020 improved by 21.8% compared to 2019, driven by increased revenues primarily from CAM and the ACMI Services segments. While improved, our results in 2020, particularly for commercial passenger flying, DoD flying and aircraft maintenance services, were detrimentally impacted by the COVID-19 pandemic. Adjusted pre-tax earnings from continuing operations for 2019 improved by 22.6% compared to 2018, driven primarily by additional revenues and the improved financial results of our airline operations, including Omni, which we acquired in November 2018. Adjusted pre-tax earnings for 2019 also improved due to additional aircraft leases and the expansion of gateway ground operations for ASI. Pre-tax earnings for 2019 included additional interest expense of $37.8 million due to the acquisition of Omni and the expansion of the fleet.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2020	2019	2018
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$327,170	$301,984	$245,860
Lease incentive amortization	(18,509)	(16,708)	(16,904)
Total CAM	308,661	285,276	228,956
ACMI Services	1,147,279	1,078,288	548,839
Other Activities	334,300	314,014	286,579
Total Revenues	1,790,240	1,677,578	1,064,374
Eliminate internal revenues	(219,665)	(225,395)	(172,029)
Customer Revenues	$1,570,575	$1,452,183	$892,345

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$77,424	$68,643	$65,576
ACMI Services	66,897	32,055	11,448
Other Activities	(5,933)	13,422	11,170
Net unallocated interest expense	(2,825)	(3,024)	(460)
Government grants	47,231	—	—
Impairment of aircraft and related assets	(39,075)	—	—
Net financial instrument re-measurement (loss) gain	(100,771)	(12,302)	7,296
Transaction fees	—	(373)	(5,264)
Other non-service components of retiree benefits costs, net	12,032	(9,404)	8,180
Loss from non-consolidated affiliate	(13,587)	(17,445)	(10,468)
Pre-Tax Earnings (Loss) from Continuing Operations	41,393	71,572	87,478
Add other non-service components of retiree benefit costs, net	(12,032)	9,404	(8,180)
Less government grants	(47,231)	—	—
Add impairment of aircraft and related assets	39,075	—	—
Add charges for non-consolidated affiliates	13,587	17,445	10,468
Add lease incentive amortization	20,671	17,178	16,904
Add transaction fees	—	373	5,264
Add net loss (gain) on financial instruments	100,771	12,302	(7,296)
Adjusted Pre-Tax Earnings from Continuing Operations	$156,234	$128,274	$104,638
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments; (iii) customer incentive amortization; (iv) the transaction fees related to the acquisition of Omni; (v) the start-up costs of a non-consolidated joint venture; (vi) the sale of an airline investment and (vii) impairment charges for aircraft and related assets. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. We also excluded the recognition of government grants from adjusted earnings to improve comparability between periods. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.

Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of December 31, 2020, 2019 and 2018. Our CAM-owned operating aircraft fleet has increased by 12 aircraft since the end of 2018, driven by customer demand for the Boeing 767-300 converted freighter. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At December 31, 2020, the Company owned eight Boeing 767-300 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during 2020 is summarized below:
•CAM completed the modification of seven Boeing 767-300 freighter aircraft purchased in the previous year and began to lease six of these aircraft to external customers under a multi-year lease. ATI operates two of these aircraft for the customer. CAM leased the seventh aircraft to ATI.
•CAM completed the modification of two Boeing 767-300 freighter aircraft purchased in 2020 and began to lease one of these aircraft to an external customer under a multi-year lease. CAM leased the other aircraft to ATI.
•CAM leased two Boeing 767-300 freighter aircraft purchased during 2020 to an external customer under a multi-year lease. ATI operates these aircraft for the customer.
•CAM leased two Boeing 767-200 freighter aircraft to external customers under a multi-year lease.
•CAM sold one Boeing 767-300 freighter aircraft to an external customer.
•An external customer returned one Boeing 737-400 freighter aircraft to CAM. CAM sold the Boeing 737-400 aircraft to another external customer during the second quarter of 2020.
•An external customer returned one Boeing 767-200 freighter aircraft to CAM. This aircraft was leased to an external customer under a multi-year lease.
•CAM purchased two Boeing 767-300 freighter aircraft and nine Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. Four of these aircraft were leased to customers as noted above. The remaining aircraft are expected to be leased to external customers during 2021.
•ABX returned two Boeing 767-200 freighter aircraft and one Boeing 767-300 freighter aircraft to CAM. CAM leased the Boeing 767-300 aircraft to an external customer under a multi-year lease and the two Boeing 767-200 freighters were retired.
•ATI returned three Boeing 757-200 freighter aircraft to CAM and the aircraft were retired.
•ATI returned one Boeing 767-300 freighter aircraft to CAM. CAM leased the Boeing 767-300 aircraft to an external customer under a multi-year lease. ATI operates this aircraft for the customer.
•OAI began to lease two Boeing 767-300 passenger aircraft from an external lessor.

	2020			2019			2018
	ACMI Services	CAM	Total	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	5	28	33	7	26	33	5	29	34
Boeing 767-200 Passenger	2	—	2	2	—	2	2	—	2
Boeing 767-300 Freighter	5	45	50	5	35	40	5	28	33
Boeing 767-300 Passenger	7	—	7	7	—	7	6	—	6
Boeing 777-200 Passenger	3	—	3	3	—	3	3	—	3
Boeing 757-200 Freighter	1	—	1	4	—	4	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4	4	—	4
Boeing 737-400 Freighter	—	—	—	—	1	1	—	2	2
Total	27	73	100	32	62	94	29	59	88
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	1	—	1	1	—	1
Boeing 767-300 Freighter	2	—	2	2	—	2	—	—	—
Total	6	—	6	4	—	4	2	—	2
Other aircraft
Owned Boeing 767-300 under modification	—	8	8	—	8	8	—	5	5
Owned Boeing 767 available or staging for lease	—	—	—	—	2	2	—	1	1
As of December 31, 2020, ABX, ATI and OAI were leasing 27 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 28 externally leased Boeing 767-200 freighter aircraft, 12 were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX, six were leased to DHL and were being operated by a DHL-affiliated airline and nine were leased to other external customers. Of the 45 Boeing 767-300 freighter aircraft, 19 were leased to ASI and operated by ABX or ATI, seven were leased to DHL and operated by ABX, and 19 were leased to other external customers, one of which was operated by ATI. The carrying values of the total in-service fleet as of December 31, 2020, 2019 and 2018 were $1,535.3 million, $1,387.6 million and $1,334.9 million, respectively.
The table above does not reflect one Boeing 767-200 passenger aircraft and three Boeing 757 aircraft that are being marketed for sale.
2020 and 2019
CAM
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years.
As of December 31, 2020 and 2019, CAM had 73 and 62 aircraft under lease to external customers, respectively. CAM's revenues grew by $23.4 million during 2020 compared to 2019, primarily as a result of additional aircraft leases. Revenues from external customers totaled $205.0 million and $168.1 million for 2020 and 2019, respectively. CAM's revenues from the Company's airlines totaled $103.6 million during 2020, compared to $117.2 million for 2019. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $25.2 million in 2020 compared to 2019, as a result of new aircraft leases in 2020.

During 2020, CAM added 11 Boeing 767-300 aircraft to its portfolio and placed 11 Boeing 767-300 aircraft to external customers under long-term leases.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $77.4 million and $68.6 million during 2020 and 2019, respectively. Increased pre-tax earnings reflect the eleven aircraft placed into service in 2020, offset by a $1.0 million increase in internally allocated interest expense due to higher debt levels and a $13.5 million increase in depreciation expense driven by the addition of eleven Boeing aircraft in 2020 compared to 2019.
In addition to the eight Boeing 767-300 aircraft which were in the modification process at December 31, 2020, CAM has agreements to purchase five more Boeing 767-300 aircraft and expects to complete their modifications through 2021. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. We expect to lease at least twelve newly modified Boeing 767-300 freighters and re-deploy four Boeing 767-300 freighters during 2021, comprising eleven to Amazon and five to other external customers. CAM's future operating results will also depend on the timing and lease rates under which aircraft are redeployed when leases expire. During 2021, three leases for Boeing 767-200 aircraft are expected to be returned. CAM's future operating results will also be impacted by the additional amortization of warrant incentives as incremental long-term aircraft leases to ASI commence.
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
Total revenues from ACMI Services increased $69.0 million during 2020 compared with 2019 to $1,147.3 million. Improved revenues were driven by a 14% increase in billable block hours during 2020. Increased revenues for 2020 included additional aircraft operations for ASI and DHL, while block hours flown for the DoD declined.
Revenues for the year ending December 31, 2020 were impacted by the COVID-19 pandemic. In late February 2020, the DoD began canceling combi aircraft flights and in March, commercial customers began canceling scheduled passenger flights as a result of the pandemic. Combined block hours flown for contracted commercial passenger and combi flights declined 39% for the year ended December 31, 2020, compared to December 31, 2019 due to the pandemic. The decline in revenues from these cancellations was mitigated by increased flying for customer e-commerce networks and passenger charter flights for the DoD and other governmental agencies, including flights to return people to the United States who were stranded abroad as a result of the pandemic. Operations during the year ending December 31, 2020 also included additional transoceanic flights to replace cargo capacity normally serviced in the belly-hold of passenger aircraft.
ACMI Services had pre-tax earnings of $66.9 million during 2020, compared to $32.1 million for 2019 inclusive of internally allocated interest expense. Improved pre-tax results in 2020 compared to 2019 were a result of expanded revenues from ASI and DHL and ad hoc passenger charters. During 2020, we began to operate five more CAM-owned Boeing 767-300 aircraft under the Amazon ATSA. ACMI Services benefited from reduced travel costs including lower airfares during 2020 compared to 2019. Internally allocated interest expense decreased to $20.5 million for 2020 compared to $25.0 million for 2019.
As of December 31, 2020, ACMI Services included 73 in-service aircraft as follows:
•Twelve passenger aircraft, four combi aircraft and eleven freighter aircraft leased internally from CAM.
•Four passenger aircraft leased from an external lessor
•Eight CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the DHL CMI agreement
•31 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA. Two ASI provided freighter aircraft operated by ATI under the ATSA
•One CAM-owned freighter leased to a customer and operated by ATI

Maintaining profitability in ACMI Services will depend on a number of factors, including the impact of the COVID-19 pandemic, customer flight schedules, crewmember productivity and pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. We expect our operating results from commercial passenger and combi flights to continue to be detrimentally impacted by the pandemic during 2021. The DoD has reduced normal personnel movements while most of our other passenger service customers have suspended their operations and demand for commercial passenger charters has significantly declined. During 2020, the DoD and other government agencies contracted for special airlift capacity and missions which may not continue to occur near the same level in the months ahead. Similarly, customers may find alternatives for the incremental e-commerce routes we operate. While it is difficult to predict, we expect lower revenues from passenger operations during 2021 than we had in 2020. In December 2020, ABX and its pilots union amended the collective bargaining agreement. While the changes in the amendment are expected to positively impact productivity, we expect compensation costs to increase between $7 million to $8 million for ABX pilots in 2021.
We expect Amazon to lease at least eleven additional Boeing 767-300 aircraft from CAM in 2021 and contract the operation of those aircraft through our existing ATSA. We also expect Amazon to contract with us to operate at least two more Amazon-provided aircraft under the ATSA in 2021.
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
External customer revenues from all other activities increased $12.3 million in 2020 compared to 2019 primarily due to more aviation fuel sales as customer operations at the Wilmington, Ohio air hub expanded. Revenues from ground services increased due to the addition, since mid-2020, of operating contracts for two new USPS mail facilities as well as increased volumes at two ASI package gateways we service. Ground services revenues during 2020 included reductions for equipment and facility maintenance revenues compared to 2019 as customers chose to in-source some of these services. Revenues from aircraft maintenance and part sales declined during 2020 as passenger airlines reduced their needs for services during the pandemic. The pre-tax earnings from other activities decreased by $19.4 million to a pretax loss of $5.9 million in 2020. Reduced earnings for 2020 are a result of reductions in revenues from higher margin ground maintenance and aircraft maintenance services. Additionally, we incurred start-up costs for two USPS mail facility contracts we were awarded during 2020. These reductions were partially offset by additional aviation fuel sales which earn a lower margin.
Our customer base for aircraft maintenance revenues includes passenger airlines. We expect the adverse impact on our aircraft maintenance business to continue in the near term due to the COVID-19 pandemic.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $85.4 million, or 20% during 2020 compared to 2019 driven by higher employee headcount for flight operations, maintenance operations and package sorting services. The total headcount increased 20% as of December 31, 2020 compared to December 31, 2019. The increases during 2020 include additional flight crewmembers, aircraft maintenance technicians and other personnel to support increased block hours.
Depreciation and amortization expense increased $20.5 million during 2020 compared to 2019. The increase reflects incremental depreciation for eleven Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since the beginning of 2020, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $9.2 million during 2020 compared to 2019. Increased maintenance expense for 2020 was driven by increased flight hours and higher costs for unscheduled engine repairs at our airlines. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.

Fuel expense decreased by $6.7 million during 2020 compared to 2019. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. Fuel expense decreased during 2020 compared to 2019 due to lower prices for aviation fuel during the pandemic.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services decreased $0.5 million during 2020 compared to 2019. Since mid-2019, certain customers chose to in-source some ground services that we had been performing on their behalf.
Travel expense decreased by $13.6 million during 2020 compared to 2019. The decrease in travel expense was due to less employee travel and the lower costs of air travel during the pandemic.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.3 million during 2020 compared to 2019, driven by increased block hours and network locations.
Rent expense increased by $3.3 million during 2020 compared to 2019 due to an additional aircraft partially offset by lower facility rents during 2020.
Insurance expense increased by $2.6 million during 2020 compared to 2019. Aircraft fleet insurance has increased due to additional aircraft operations and higher insurance rates during 2020 compared to 2019.
Other operating expenses decreased by $4.0 million during 2020 compared to 2019. Other operating expenses include professional fees, employee training, utilities, commission expense to our CRAF team for DoD revenues and other expenses.
Asset impairment charges were recorded during the second quarter of 2020, in conjunction with management's decision to retire four Boeing 757 freighter aircraft. Three of the 757 airframes have been removed from service and are available for sale. One remains in service through the first quarter of 2021. Impairment charges totaling $39.1 million were recorded, primarily reflecting the fair value of these assets as well as other surplus engines and parts.
Operating results included a pre-tax contra expense of $47.2 million during 2020 to recognize grants received from the U.S. government under the CARES Act. For additional information about the CARES Act grants, see Note I of the unaudited condensed consolidated financial statements included in this report.
Non Operating Income, Adjustments and Expenses
Interest expense decreased by $3.8 million during 2020 compared to 2019. Interest expense during 2020 decreased compared to the previous year due to lower interest rates on our borrowings under the Senior Credit Agreement and lower debt balances outstanding during the year.
The Company recorded unrealized pre-tax losses on financial instruments re-measurements of $100.8 million during the year ended December 31, 2020, compared to $12.3 million for 2019. The gains and losses include the results of re-valuing, as of December 31, 2020 and 2019, the fair value of the stock warrants granted to Amazon. Generally, the warrant value increases or decreases with corresponding increases or decreases in the ATSG share price during the measurement period. Warrant losses for 2020 reflect a 34% increase in the traded price of ATSG shares. Additionally, the value of certain warrants depend partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the traded value of ATSG shares and increases in the probability of vested warrants each result in an increase to the warrant value and resulted in warrant losses recorded to financial instruments for 2020.
Non service components of retiree benefits were a net loss of $12.0 million for 2020 compared to a net gain of $9.4 million for 2019. The non service component gain and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
Income tax expense from earnings from continuing operations decreased $4.7 million for 2020 compared to 2019. Income taxes included deferred income tax effects for the gains and losses from warrant re-measurements and the amortization of the customer incentive. The income tax effects of the warrant re-measurements and the amortization of the customer incentive are different than the book expenses and benefits required by generally accepted accounting principles because for tax purposes, the warrants are valued at a different time and under a different valuation method. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective rate during a period. The effective tax rate, before including the warrant revaluations and incentive amortization, was 22% for 2020 compared to 19% for the year ended December 31, 2019. Income tax expense for 2019 reflects a tax benefit of $4.9 million to re-measure deferred state income taxes using lower blended state tax rates than previously estimated.
The effective rate for 2021 will be impacted by a number of factors, including the apportionment of income among taxing jurisdictions and the re-measurement of the stock warrants at the end of each reporting period. As a result of the warrant re-measurements and related income tax treatment, the overall effective tax can vary significantly from period to period. We estimate that the Company's effective tax rate for 2021, before applying the deductibility of the stock warrant re-measurement and related incentive amortization and the benefit of the stock compensation, will be approximately 23%.
As of December 31, 2020, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $316.5 million which do not expire but the use of which is limited to 80% of taxable income in any given year. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2024 or later. The Company may, however, be required to pay certain federal minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights is primarily sourced to the United States under international aviation agreements and treaties. When we operate in countries without such agreements, the Company could incur additional foreign income taxes.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax gains related to the former sorting operations were $9.1 million for 2020 compared to $1.6 million for 2019. Pre-tax earnings during 2020 and 2019 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

2019 compared to 2018
Fleet Summary 2019 & 2018
As of December 31, 2019, ABX, ATI and OAI were leasing 32 in-service aircraft internally from CAM for use in ACMI Services. As of December 31, 2019, one of CAM's 26 Boeing 767-200 freighter aircraft shown in the fleet table above and seven of the 35 Boeing 767-300 freighter aircraft were leased to DHL and operated by ABX. Additionally, 12 of CAM's 26 Boeing 767-200 freighter aircraft and 14 of CAM's 35 Boeing 767-300 freighter aircraft were leased to ASI and operated by ABX or ATI. CAM leased the other 13 Boeing 767-200 freighter aircraft and 14 Boeing 767-300 aircraft to external customers, including six Boeing 767-200 aircraft to DHL that were being operated by a DHL-affiliated airline. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM that was not in service condition or the process of freighter modification.
Aircraft fleet activity during 2019 is summarized below:
•CAM completed the modification of four Boeing 767-300 freighter aircraft purchased in the previous year and three Boeing 767-300 freighter aircraft purchased in 2019. After leasing one aircraft to ATI for a short period, CAM began to lease that aircraft to an external customer under a multi-year lease. CAM leased four other aircraft to an external customer under multi-year leases. ATI operates all five of these aircraft for the customer. CAM leased the last two aircraft to another external customer under multi-year leases.
•ATI returned one Boeing 767-300 freighter and CAM began to lease this aircraft to an external customer under a multi-year lease. ATI operates the aircraft for the customer.
•External customers returned three Boeing 767-200 freighter aircraft, one Boeing 767-300 freighter aircraft and one Boeing 737-400 freighter aircraft to CAM. CAM leased two of the Boeing 767-200 aircraft to ABX and the Boeing 767-300 aircraft to ATI. CAM sold the Boeing 737-400 aircraft to an external customer.

•ATI began to operate two Boeing 767-300 freighter aircraft provided by our customer, ASI.
•CAM purchased ten Boeing 767-300 passenger aircraft and one Boeing 767-300 freighter aircraft for the purpose of converting nine of the passenger aircraft into a standard freighter configuration. CAM leased one of these aircraft to Omni as a passenger aircraft.
As of December 31, 2018, ABX, ATI and OAI were leasing 29 in-service aircraft internally from CAM for use in ACMI Services. As of December 31, 2018, three of CAM's 29 Boeing 767-200 aircraft shown in the aircraft fleet table above and seven of the 28 Boeing 767-300 aircraft were leased to DHL and operated by ABX. Additionally, 12 of CAM's 29 Boeing 767-200 aircraft and eight of CAM's 28 Boeing 767-300 aircraft were leased to ASI and operated by ABX or ATI. CAM leased the other 14 Boeing 767-200 aircraft and 13 Boeing 767-300 aircraft to external customers, including six Boeing 767-200 aircraft to DHL that were being operated by a DHL-owned airline. The table above does not reflect one Boeing 767-200 passenger aircraft owned by CAM that was not in service condition or the process of freighter modification.
Aircraft fleet activity during 2018 is summarized below:
•CAM completed the modification of nine Boeing 767-300 freighter aircraft, six purchased in the previous year and three purchased in 2018. CAM began to lease seven of those aircraft under multi-year leases to external customers. CAM began to lease the other two aircraft to ATI.
•CAM completed the modification of one Boeing 737-400 freighter aircraft purchased in the previous year and entered into a multi-year lease with an external customer.
•With the Company's acquisition of Omni, CAM added two Boeing 767-200 passenger aircraft, six Boeing 767-300 passenger aircraft and three Boeing 777-200 passenger aircraft. All eleven of these passenger aircraft are being leased to OAI. Additionally, OAI leases two other Boeing 767 aircraft from third party lessors.
•ABX returned one Boeing 767-300 and two Boeing 767-200 freighter aircraft to CAM. The 767-300 aircraft was then leased to an external customer under a multi-year lease and is being operated by ABX while the two 767-200 aircraft were leased to different external customers under multi-year leases.
•CAM sold one Boeing 767-300 freighter aircraft, which was under lease to an external customer.
•CAM purchased eight Boeing 767-300 passenger aircraft for the purpose of converting the aircraft into standard freighter configuration.
•External lessees returned two Boeing 767-200 freighter aircraft to CAM. One of these aircraft is being prepped for redeployment to another lessee while the other aircraft was removed from service.
CAM
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

During 2019, CAM purchased ten Boeing 767-300 passenger aircraft for freighter conversion and one Boeing 767-300 freighter aircraft. Three of the passenger aircraft were converted to freighters and leased to external customers during 2019 and one of the passenger aircraft was leased internally as a passenger aircraft. As of December 31, 2019 CAM had eight Boeing 767-300 aircraft being modified from passenger to freighter configuration.
ACMI Services
As of December 31, 2019, ACMI Services included 71 in-service aircraft, including 12 passenger aircraft and 20 freighter aircraft leased internally from CAM, eight CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under a DHL CMI agreement, 26 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ATSA, two freighter aircraft from an external lessor under lease to ASI and operated by ATI under the ATSA, another CAM-owned freighter leased to a customer and operated by ATI and two passenger aircraft leased from an external lessor.
As of December 31, 2019, ACMI Services revenues included the operation of seven more CAM-owned aircraft compared to December 13, 2018. Total revenues from ACMI Services increased $529.4 million during 2019 compared with 2018 to $1,078.3 million. Improved revenues were driven by the acquisition of OAI and a 40% increase in billable block hours. Increased revenues for 2019 included additional aircraft operations for ASI and the DoD. On a combined basis, ACMI Services revenues for the year ended December 31, 2019 would have been $980.6 million with the inclusion of OAI.
ACMI Services had pre-tax earnings of $32.1 million during 2019, compared to $11.4 million for 2018 inclusive of internally allocated interest expense. Improved pre-tax results in 2019 compared to 2018 were bolstered by expanded revenues from the acquisition of OAI and the timing of scheduled airframe maintenance events. Scheduled airframe maintenance expense decreased by $2.9 million during 2019 compared to 2018. Airframe maintenance expense varies depending upon the number of C-checks and the scope of the checks required for those airframes scheduled for maintenance. Internally allocated interest expense increased to $25.0 million for 2019 compared to $6.3 million for 2018 as a result of acquiring OAI. ACMI Services' results were negatively impacted by unscheduled engine repairs and the training costs of new flight crew members to keep pace with customers' expanding flight schedules. In March 2018, ATI began to implement an amendment to the collective bargaining agreement with its crewmembers. The amendment resulted in increased wages for the ATI crewmembers beginning in the second quarter of 2018.
Other Activities
External customer revenues from all other activities increased $18.9 million in 2019. Declines in USPS revenue during 2019 were offset by additional facility maintenance services, ground support services and fuel sales provided by ASI. The pre-tax earnings from other activities increased by $2.3 million to $13.4 million in 2019, primarily due to additional ground services and fuel sales to ASI.
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
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $47.4 million during 2019 compared to 2018. This increase included $45.7 million due to the inclusion of Omni, since its acquisition in November of 2018.
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
The following adjustments were made to the historical financial records to create the unaudited pro forma information in the table above:
•Adjustments to eliminate transactions between the Company and Omni during the year ended December 31, 2018.
•Adjustment to reflect estimated additional depreciation and amortization expense of $10.0 million for the year ended December 31, 2018, resulting from the fair value adjustments to Omni’s intangible and tangible assets. Pro forma combined depreciation expense for the periods presented reflect the increased fair values of the aircraft acquired and longer useful lives of the aircraft, indicative of the Company's polices and intent to modify certain aircraft to freighters as an aircraft is removed from passenger service.
Non Operating Income, Adjustments and Expenses
Interest expense increased by $37.8 million during 2019 compared to 2018. Interest expense increased due to a higher average debt level, including additional financing under the Senior Credit Agreement of $675.0 million to finance the acquisition of Omni and higher interest rates on the Company's outstanding loans.
The Company recorded unrealized pre-tax losses on financial instrument re-measurements of $12.3 million during the year ended December 31, 2019, compared to unrealized pre-tax net gains of $7.3 million for 2018. The gains and losses include the results of re-valuing, as of December 31, 2019 and 2018, the fair value of the stock warrants granted to Amazon. Increases in the traded value of ATSG shares and increases in the probability of vested warrants each result in an increase to the warrant value and resulted in warrant losses recorded to financial instruments for 2019. Warrant losses for 2019 were a results of a 3% increase in the traded value of ATSG shares and an increase in the probabilities of additional aircraft leases. The decrease in the fair value of the warrant obligation between December 31, 2017 and December 31, 2018 corresponded to a decrease in the traded price of ATSG's shares and resulted in a gain in 2018.

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
Income tax expense from earnings from continuing operations decreased $8.0 million for 2019 compared to 2018. Income taxes included deferred income tax effects for the gains and losses from warrant re-measurements and the amortization of the customer incentive. The income tax effects of the warrant re-measurements and the amortization of the customer incentive are different than the book expenses and benefits required by generally accepted accounting principles because for tax purposes, the warrants are valued at a different time and under a different valuation method. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective rate during a period. The effective tax rate, before including the warrant revaluations and incentive amortization was 19% for 2019 compared to 24% for the year ended December 31, 2018. The adjusted effective tax rate declined for 2019 compared to 2018 due to a higher percentage of our revenues and earnings occurring in states and other tax jurisdictions with lower tax rates than previously estimated for the services and leases that we provide. Income tax expense for 2019 reflects a tax benefit of $4.9 million to re-measure deferred state income taxes using lower blended state tax rates than previously estimated.
Discontinued Operations
Pre-tax gains related to the former sorting operations were $1.6 million for 2019 compared to $1.8 million for 2018. Pre-tax earnings during 2019 and 2018 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $512.3 million, $396.9 million and $298.0 million in 2020, 2019 and 2018, respectively. Improved cash flows generated from operating activities during 2020 and 2019 included additional aircraft leases to customers and increased operating levels of the ACMI Services segment. Operating cash flows for 2020 include the receipt of $75.8 million of grant funds from the CARES Act. Cash outlays for pension contributions were $10.8 million, $5.4 million and $22.2 million in 2020, 2019 and 2018, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $510.4 million, $453.5 million and $292.9 million in 2020, 2019 and 2018, respectively. Capital expenditures in 2020 included $353.4 million for the acquisition of eleven Boeing 767-300 aircraft and freighter modification costs; $76.0 million for required heavy maintenance; and $81.0 million for other equipment, including purchases of aircraft engines and rotables. Capital expenditures in 2019 included $328.0 million for the acquisition of eleven Boeing 767-300 aircraft and freighter modification costs; $76.1 million for required heavy maintenance; and $49.4 million for other equipment, including the purchases of aircraft engines and rotables. Our capital expenditures in 2018 included $197.1 million for the acquisition of eight Boeing 767-300 aircraft and freighter modification costs; $61.7 million for required heavy maintenance; and $34.1 million for other equipment, including purchases of aircraft engines and rotables.
Cash proceeds of $24.6 million, $10.8 million and $17.6 million were received in 2020, 2019 and 2018, respectively, for the sale of aircraft engines and airframes.
During 2020, 2019 and 2018, we spent $13.3 million, $24.4 million and $866.6 million, respectively, for acquisitions and investments in other businesses. Spending in 2018 included $855.1 million for the acquisition of Omni, net of cash acquired. During 2020, 2019 and 2018, we contributed $13.3 million, $12.3 million and $11.4 million, respectively, for entry and subsequent contributions into a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. In 2019, we acquired a group of companies that had been under common control referred to as TriFactor, a material handling systems integrator.

Net cash used in financing activities was $19.6 million in 2020 and net cash provided by financing activities was $57.0 and $870.5 million in 2019 and 2018, respectively. Our financing activities in 2020 included a debt offering of $500 million in senior unsecured notes (the "Senior Notes"). The net proceeds of $500.0 million from the Senior Notes were used to pay down the revolving credit facility. During 2020, we drew a total of $180.0 million from the revolving credit facility. We made debt principal payments of $689.4 million including the pay down of the revolving credit facility.
On November 9, 2018, in conjunction with the Omni acquisition, the Company amended its Senior Credit Agreement to include a term loan of $675.0 million and drew an additional $180.0 million from the revolving credit facility. In addition to the acquisition of Omni, borrowing was required to purchase and modify aircraft for deployment into air cargo markets.
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
Commitments
The table below summarizes the Company's contractual obligations and commercial commitments (in thousands) as of December 31, 2020.

	Payments Due By Year
Contractual Obligations	Total	2021	2022 and 2023	2024 and 2025	2026 and after
Debt obligations, including interest payments	$1,749,348	$53,882	$138,401	$998,758	$558,307
Facility leases	33,558	9,525	13,809	9,128	1,096
Aircraft and modification obligations	195,390	195,390	—	—	—
Aircraft and other leases	39,703	9,935	15,316	12,199	2,253
Total contractual cash obligations	$2,017,999	$268,732	$167,526	$1,020,085	$561,656
The long-term debt bears interest at 1.125% to 4.75% per annum at December 31, 2020. For additional information about the Company's debt obligations, see Note G of the accompanying financial statements in this report.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding, due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $2.1 million expected to be funded in 2021. For additional information about the Company's pension obligations, see Note J of the accompanying financial statements in this report.
As of December 31, 2020, the Company had eight aircraft that were in or awaiting the modification process. Additionally, we placed non-refundable deposits to purchase five more Boeing 767-300 passenger aircraft through 2021. We expect to purchase additional aircraft for modification in 2021. We estimate that capital expenditures for 2021 will total $500 million of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flows and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note I of the accompanying financial statements in this report.
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. We anticipate approval of a supplemental type certificate from the FAA in 2021. We expect to make contributions equal to the Company's 49% ownership percentage of the program's total costs during 2021.

Liquidity
We have a Senior Credit Agreement with a consortium of banks that includes an unsubordinated term loan of $612.2 million, net of debt issuance costs, and a revolving credit facility from which the Company has drawn $140.0 million, net of repayments, as of December 31, 2020. The Senior Credit Agreement expires in November 2024 if certain liquidity measures are maintained during 2024 and contains an incremental accordion capacity based on debt ratios. As of December 31, 2020, the unused revolving credit facility totaled $446.1 million and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
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
Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the unsubordinated term loans, the Senior Notes and the revolving credit facility bear variable interest rates of 1.4%, 4.75% and 1.4%, respectively.
At December 31, 2020, the Company had $39.7 million of cash balances. We believe that the Company's current cash balances and forecasted cash flows provided from its customer leases and operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
As described in Note D of the accompanying audited consolidated financial statements in this report, the Company has issued warrants to Amazon. Vested warrants for 14.9 million shares expiring on March 8, 2021, subject to extension if required to obtain regulatory approvals, exemptions, authorizations, consents or clearances (including the expiration or termination of any waiting periods), have a cash purchase price of $145 million if Amazon elects to exercise these warrants entirely in cash. Alternatively, Amazon may choose to settle the warrants in a cashless exchange.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2020 and 2019, we were not involved in any material unconsolidated SPE transactions.
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
Revenue Recognition
Aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed through airline service agreements, including consumption of aircraft fuel, are generally recognized as the costs are incurred, on a net basis. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Revenues from the sale of aircraft parts and engines are recognized when the parts are delivered. The Company typically records revenues and estimated earnings for its airframe maintenance and aircraft modification contracts using the percentage-of-completion cost input method. Revenues derived from sorting parcels are recognized in the reporting period in which the services are performed.
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
Based on our analysis, the individual fair values of each reporting unit having goodwill exceeded their respective carrying values as of December 31, 2020. We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for CAM and OAI separately, using multiples of EBITDA and revenues from comparable publicly traded companies. Our key assumptions used for CAM's goodwill testing include uncertainties, including the level of demand for cargo aircraft by shippers, the DoD and freight forwarders and CAM's ability to lease aircraft and the lease rates that will be realized. The demand for customer airlift is projected based on input from customers, management's interface with customer planning personnel and aircraft utilization trends. Our key assumptions used for OAI's goodwill testing include the number of aircraft that OAI will operate, the amount of revenues that the aircraft will generate, the number of flight crews and cost of flight crews needed. We are assuming that demand for commercial passenger flying will resume to pre-pandemic levels in 2023. Our key assumptions used for Pemco's and TriFactor's goodwill testing includes the level of revenues that customers will seek and the cost of labor, parts and contract resources expected to be utilized. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences may be impacted by changes in aviation fuel prices. Key customers, including DHL, Amazon and the DoD may decide that they do not need as many aircraft as projected or may find alternative providers.
Long-lived assets
Aircraft and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Factors which may cause an impairment include termination of aircraft from a customer's network, reduced demand due to an extended duration of the pandemic, extended operating cash flow losses from the assets and management's decisions regarding the future use of assets. To conduct impairment testing, we group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with an asset group is less than the carrying value. If impairment exists, an adjustment is made to write the assets down to fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable.
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
The Company has significant deferred tax assets including net operating loss carryforwards (“NOL CFs”) for federal income tax purposes. Based upon projections of taxable income, we determined that it was more likely than not that the NOL CFs will be realized. Accordingly, we do not have an allowance against these deferred tax assets at this time.
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
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 5.75%. Our assumed rate of return is based on a targeted long term investment allocation of 30% equity securities, 65% fixed income securities and 5% cash. The actual asset allocation at December 31, 2020 was 30% equities, 69% fixed income and 1% cash. The pension trust includes $0.4 million of investments (less than 1% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio, and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return was 5.75% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. Fluctuations in long-term interest rates can have an impact on the actual rate of return. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2020 would be increased by approximately $8.3 million. We use a market value of assets as of the measurement date for determining pension expense.
In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note J to the accompanying consolidated financial statements in this report), but also affects the succeeding year’s pension and post-retirement healthcare expense. The discount rates selected for December 31, 2020, based on the method described above, were 2.55% for crewmembers and 2.75% for non-crewmembers. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2020 would be increased by approximately $12.0 million.
Our mortality assumptions at December 31, 2020, reflect the most recent projections released by the Actuaries Retirement Plans Experience Committee, a committee within the Society of Actuaries, a professional association in North America. The assumed future increase in salaries and wages is not a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.
The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2020
Change in assumption	2020 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$8,263	$—	$—
50 basis point decrease in discount rate	11,993	(56,337)	56,337
Aggregate effect of all the above changes	20,256	(56,337)	56,337

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
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for fluctuating interest rates for at least twenty-five percent of the outstanding balance of the term loan issued in November 2018. Accordingly, the Company has entered into interest rate swap instruments. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The combined notional values were $430.6 million as of December 31, 2020. See Note H in the accompanying consolidated financial statements in this report for a discussion of our accounting treatment for these hedging transactions.
As of December 31, 2020, the Company has $715.8 million of fixed interest rate debt and $752.2 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $3.9 million for the year ended December 31, 2020.
The convertible debt and Senior Note issued at fixed interest rates are exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the change in fair value of our long term convertible debt and Senior Note through a hypothetical 20% increase in interest rates. As of December 31, 2020, a 20% increase in interest rates would have decreased the book value of our fixed interest rate convertible debt and Senior Notes by approximately $29.2 million.

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
As of December 31, 2020, the Company's liabilities reflected stock warrants issued to a customer. The fair value of the stock warrants obligation is re-measured at the end of each reporting period and marked to market. The fair value of the stock warrants is dependent on a number of factors which change, including the Company's common stock price, the volatility of the Company’s common stock and the risk-free interest rate. See Note E in the accompanying consolidated financial statements in this report for further information about the fair value of the stock warrants.
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, plans' funded status, and funding requirements are sensitive to changes in interest rates. The funded status of the plans and the annual pension expense is recalculated at the beginning of each calendar year using the fair value of plan assets, market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Higher interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. At December 31, 2020, ABX's defined benefit pension plans had total investment assets of $843.9 million under investment management. See Note J in the accompanying consolidated financial statements in this report for further discussion of these assets.
The Company is exposed to market risk for changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with the Company's customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Air Transport Services Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note A to the financial statements, the Company changed its method of accounting for stock warrant obligations in fiscal year 2019 due to the adoption of amendments to the standard for share-based payments to non-employees. The Company adopted this amended standard using the modified retrospective approach.
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
In conjunction with a lease incentive agreement entered into with a customer on December 20, 2018, the Company conditionally granted to the customer warrants to purchase Company common stock, which vest as additional aircraft leases are executed. The unvested warrants are reported in the financial statements at fair value as a liability. These warrants do not have readily determinable market values and were valued at $94.4 million as of December 31, 2020, based on a pricing model using several inputs. Those inputs include significant observable and unobservable inputs.
We identified the valuation of these unvested warrants to purchase the Company’s stock, conditionally granted to a customer, as a critical audit matter because of the significant unobservable input management uses to estimate fair value. Valuation of these warrants included the use of a warrant valuation model with adjustments for the probability of the future vesting events occurring. A high degree of auditor judgment and an increased extent of effort were required to audit the probabilities of the future vesting events occurring.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant unobservable inputs used in management’s estimate of fair value of the conditionally granted unvested warrants included the following, among others:
•We tested the effectiveness of management’s controls over the valuation of these warrants, which included a control over the significant unobservable input.
•We evaluated the reasonableness of management’s estimate of the probability that future vesting events will occur by comparing the assumptions in the warrant valuation with the assumptions in the Company’s forecast of aircraft leases and extensions, its projected aircraft availability, its internal and external communications, and the customer’s projected revenue growth.
•We performed a retrospective review of management’s ability to accurately estimate the probability of future vesting events occurring by comparing initial aircraft availability estimates prepared by management for the Company’s prior lease agreements to the actual results.
•We assessed the consistency by which management has applied business assumptions to the significant unobservable inputs.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2021

We have served as the Company's auditor since 2002.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$39,719	$46,201
Accounts receivable, net of allowance of $997 in 2020 and $975 in 2019	153,511	162,870
Inventory	40,410	37,397
Prepaid supplies and other	39,096	20,323
TOTAL CURRENT ASSETS	272,736	266,791
Property and equipment, net	1,939,776	1,766,020
Customer incentive	126,007	146,678
Goodwill and acquired intangibles	516,290	527,654
Operating lease assets	68,824	44,302
Other assets	78,112	68,733
TOTAL ASSETS	$3,001,745	$2,820,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$141,425	$141,094
Accrued salaries, wages and benefits	56,506	59,429
Accrued expenses	19,005	17,586
Current portion of debt obligations	13,746	14,707
Current portion of lease obligations	17,784	12,857
Unearned revenue and grants	53,522	17,566
TOTAL CURRENT LIABILITIES	301,988	263,239
Long term debt	1,465,331	1,469,677
Stock warrant obligations	103,474	383,073
Post-retirement obligations	35,099	36,744
Long term lease obligations	51,128	30,334
Other liabilities	47,963	49,293
Deferred income taxes	141,265	127,476
TOTAL LIABILITIES	2,146,248	2,359,836
Commitments and contingencies (Note I)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 59,560,036 and 59,329,431 shares issued and outstanding in 2020 and 2019, respectively	596	593
Additional paid-in capital	855,547	475,720
Retained earnings	78,010	45,895
Accumulated other comprehensive loss	(78,656)	(61,866)
TOTAL STOCKHOLDERS’ EQUITY	855,497	460,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,001,745	$2,820,178

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2020	2019	2018
REVENUES	$1,570,575	$1,452,183	$892,345
OPERATING EXPENSES
Salaries, wages and benefits	518,961	433,518	300,514
Depreciation and amortization	278,067	257,532	178,895
Maintenance, materials and repairs	179,315	170,151	146,692
Fuel	148,383	155,033	39,293
Contracted ground and aviation services	63,564	64,076	16,640
Travel	77,382	90,993	34,443
Landing and ramp	12,468	11,184	5,968
Rent	19,299	16,006	13,899
Insurance	9,903	7,342	6,112
Other operating expenses	64,999	68,978	33,607
Government grants	(47,231)	—	—
Impairment of aircraft and related assets	39,075	—	—
Transaction fees	—	373	5,264
	1,364,185	1,275,186	781,327
OPERATING INCOME	206,390	176,997	111,018
OTHER INCOME (EXPENSE)
Interest income	222	370	251
Non-service component of retiree benefit (costs) gains	12,032	(9,404)	8,180
Net gain (loss) on financial instruments	(100,771)	(12,302)	7,296
Loss from non-consolidated affiliate	(13,587)	(17,445)	(10,468)
Interest expense	(62,893)	(66,644)	(28,799)
	(164,997)	(105,425)	(23,540)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,393	71,572	87,478
INCOME TAX EXPENSE	(16,314)	(11,589)	(19,595)
EARNINGS FROM CONTINUING OPERATIONS	25,079	59,983	67,883
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	7,036	1,219	1,402
NET EARNINGS	$32,115	$61,202	$69,285

BASIC EARNINGS PER SHARE
Continuing operations	$0.42	$1.02	$1.16
Discontinued operations	0.12	0.02	0.02
TOTAL BASIC EARNINGS PER SHARE	$0.54	$1.04	$1.18

DILUTED EARNINGS PER SHARE
Continuing operations	$0.42	0.78	$0.89
Discontinued operations	0.12	0.01	0.02
TOTAL DILUTED EARNINGS PER SHARE	$0.54	0.79	$0.91

WEIGHTED AVERAGE SHARES
Basic	59,128	58,899	58,765
Diluted	59,931	69,348	68,356

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31
	2020	2019	2018
NET EARNINGS	$32,115	$61,202	$69,285
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	(16,941)	27,890	(28,467)
Defined Benefit Post-Retirement	153	139	256
Foreign Currency Translation	(2)	1,467	(131)

TOTAL COMPREHENSIVE INCOME, net of tax	$15,325	$90,698	$40,943

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2020	2019	2018
OPERATING ACTIVITIES:
Net earnings from continuing operations	$25,079	$59,983	$67,883
Net earnings from discontinued operations	7,036	1,219	1,402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	310,317	285,353	204,559
Pension and post-retirement	3,888	15,700	3,766
Deferred income taxes	18,492	10,478	18,986
Amortization of stock-based compensation	7,477	7,002	5,047
Loss from non-consolidated affiliates	13,587	17,445	10,468
Net (gain) loss on financial instruments	100,771	12,302	(7,296)
Impairment of aircraft and related assets	39,075	—	—
Changes in assets and liabilities:
Accounts receivable	9,359	(14,551)	25,380
Inventory and prepaid supplies	(27,825)	(6,493)	(3,273)
Accounts payable	5,584	3,340	10,724
Unearned revenue	36,922	1,446	(3,824)
Accrued expenses, salaries, wages, benefits and other liabilities	(5,226)	13,390	3,605
Pension and post-retirement balances	(28,198)	(12,132)	(35,293)
Other	(4,036)	2,456	(4,109)
NET CASH PROVIDED BY OPERATING ACTIVITIES	512,302	396,938	298,025
INVESTING ACTIVITIES:
Expenditures for property and equipment	(510,417)	(453,502)	(292,915)
Proceeds from property and equipment	24,583	10,804	17,570
Acquisitions and investments in businesses, net of cash acquired	(13,333)	(24,360)	(866,558)
NET CASH (USED IN) INVESTING ACTIVITIES	(499,167)	(467,058)	(1,141,903)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(689,380)	(39,500)	(58,640)
Proceeds from borrowings	180,000	100,018	945,000
Payments for financing costs	(7,507)	(1,081)	(9,953)
Proceeds from bond issuance	500,000	—	—
Purchase of common stock	—	—	(3,581)
Withholding taxes paid for conversion of employee stock awards	(2,730)	(2,438)	(2,325)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,617)	56,999	870,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,482)	(13,121)	26,623
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,201	59,322	32,699
CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,719	$46,201	$59,322

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$41,343	$57,546	$17,278
Federal and state income taxes paid	$1,139	$1,294	$1,213
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$37,880	$38,396	$11,234
Accrued consideration for acquisition	$—	$—	$7,845
See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2017	59,057,195	$591	$471,456	$(13,748)	$(63,020)	$395,279
Stock-based compensation plans
Grant of restricted stock	198,900	2	(2)			—
Issuance of common shares, net of withholdings	36,378	—	(2,329)			(2,329)
Forfeited restricted stock	(1,300)	—	—			—
Purchase of common stock	(157,000)	(2)	(3,578)			(3,580)
Reclassification of bond hedge, net of taxes			(50,435)			(50,435)
Reclassification of note conversion obligation, net of taxes			50,999			50,999
Cumulative effect in change in accounting principle				514		514
Amortization of stock awards and restricted stock			5,047			5,047
Total comprehensive income (loss)				69,285	(28,342)	40,943
BALANCE AT DECEMBER 31, 2018	59,134,173	$591	$471,158	$56,051	$(91,362)	$436,438
Stock-based compensation plans
Grant of restricted stock	151,300	2	(2)			—
Issuance of common shares, net of withholdings	46,958	—	(2,438)			(2,438)
Forfeited restricted stock	(3,000)	—	—			—
Cumulative effect in change in accounting principle				(71,358)		(71,358)
Amortization of stock awards and restricted stock			7,002			7,002
Total comprehensive income (loss)				61,202	29,496	90,698
BALANCE AT DECEMBER 31, 2019	59,329,431	$593	$475,720	$45,895	$(61,866)	$460,342
Stock-based compensation plans
Grant of restricted stock	201,400	2	(2)			—
Issuance of common shares, net of withholdings	31,005	1	(2,731)			(2,730)
Forfeited restricted stock	(1,800)	—	—			—
Reclassification of warrant liability			375,083			375,083
Amortization of stock awards and restricted stock			7,477			7,477
Total comprehensive income (loss)				32,115	(16,790)	15,325
BALANCE AT DECEMBER 31, 2020	59,560,036	$596	$855,547	$78,010	$(78,656)	$855,497

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

COVID-19 Uncertainties
Beginning in late 2019, an outbreak of a coronavirus, COVID-19, was identified and has since spread globally, becoming a pandemic. The pandemic has had an impact on the Company's operations and financial results. Beginning in late February 2020, revenues were disrupted when customers cancelled scheduled passenger flights and aircraft maintenance services and the Company began to incur additional costs, including expenses to protect employees. Additionally, disruptions to the Company's operations, such as shortages of personnel, shortages of parts, maintenance delays, shortages of transportation and hotel accommodations for flight crews, facility closures and other issues may be caused by the pandemic.
The extent of the impact that the pandemic will have on future financial and operational results will depend on developments, including the duration, spread, severity and any recurrence of the COVID-19 virus; the duration and scope of government orders and restrictions; the availability and effectiveness of vaccines on the virus and the extent of the pandemic on overall economic conditions. These are highly uncertain. If the pandemic persists or reemerges, operating cash flows could decline significantly and the value of airframes, engines and certain intangible assets could decline significantly.
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
Cash includes restricted cash of $0.4 million as of December 31, 2020 and $10.6 million as of December 31, 2019. Restricted cash consists of customers’ deposits held in an escrow account as required by DOT regulations. The cash is restricted to the extent of customers’ deposits on flights not yet flown. Restricted cash is released from escrow upon completion of specific flights, which are scheduled to occur within the twelve months.
Accounts Receivable and Allowance for Uncollectible Accounts
The Company's accounts receivable is primarily due from its significant customers (see Note D), other airlines, delivery companies and freight forwarders. The Company estimates expected credit losses over the lifetime of the customer receivables that are not past due. The Company also performs a quarterly evaluation of the accounts receivable and the allowance for uncollectible accounts by reviewing specific customers' recent payment history, growth prospects, financial condition and other factors that may impact a customer's ability to pay. The Company establishes allowances for amounts that are not expected to be received. Account balances are written off against the allowances when the Company ceases collection efforts.
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
Depreciation of property and equipment is provided on a straight-line basis over the lesser of the asset’s useful life or lease term. Depreciable lives are summarized as follows:

Boeing 777, 767 and 757 aircraft and flight equipment	7 to 18 years
Ground equipment	2 to 10 years
Leasehold improvements, facilities and office equipment	3 to 25 years
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft until the date the asset is placed in service. Capitalized interest was $2.8 million, $3.7 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $9.3 million and $16.1 million at December 31, 2020 and December 31, 2019, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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
The funded status is ordinarily re-measured annually at year end using the fair value of plans assets, market based discount rates and actuarial assumptions. Changes in the funded status of the plans as a result of re-measuring plan assets and benefit obligations, are recorded to accumulated comprehensive loss and amortized into expense using a corridor approach. The Company's corridor approach amortizes into earnings variances in plan assets and benefit obligations that are a result of the previous measurement assumptions when the net deferred variances exceed 10% of the greater of the market value of plan assets or the benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants. Cost adjustments for plan amendments are also deferred and amortized over the expected working life or the life expectancy of plan participants. Irrevocable settlement transactions that relieve the Company from responsibilities of providing retiree benefits and significantly eliminate the Company's related risk may result in recognition of gains or losses from accumulated other comprehensive loss. The plan's investment returns, interest expense, settlements and other non-service cost components of retiree benefits are reported in other income and expense included in earnings before income taxes.

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
As described in Note I, the Company is prohibited from repurchasing its common shares through March 31, 2022.
Stock Warrants
The Company’s accounting for warrants issued to a lessee is determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to a lessee are recorded as a lease incentive asset using their fair value at the time of issuance. The lease incentive is amortized against revenues over the duration of related aircraft leases. The unexercised warrants that are classified in liabilities are re-measured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
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

Fair Value Information
Assets or liabilities that are required to be measured at fair value are reported using the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820-10 Fair Value Measurements and Disclosures establishes three levels of input that may be used to measure fair value:

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation.
Revenue Recognition
Aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Revenues generated from airline service agreements are typically recognized based on hours flown or the amount of aircraft and crew resources provided during a reporting period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are typically measured on a monthly basis and recorded to revenue in the corresponding month earned. Revenues for operating expenses that are reimbursed by customers through airline service agreements, including consumption of aircraft fuel, are generally recognized net of the corresponding expenses, as the costs are incurred. Revenues from charter service agreements are recognized on scheduled and non-scheduled flights when the specific flight has been completed. Contracts for the sale of aircraft parts typically result in the recognition of revenue when the parts are delivered. The Company typically records revenues and estimated earnings over time for its airframe maintenance and aircraft modification contracts based on the percentage of costs completed. Revenues derived from sorting parcels are recognized in the reporting period in which the services are performed.
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
The Company adopted "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020. Under ASU 2016-13, an entity is required to utilize an “expected credit loss model” on certain financial instruments, including trade receivables. This model requires an entity to estimate expected credit losses over the lifetime of the financial asset including trade receivables that are not past due. Operating lease receivables are not within the scope of Topic 326. The Company's adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements or related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). This new standard changes the accounting and measurement of convertible instruments. It eliminates the treasury stock method for convertible instruments and requires application of the “if-converted” method for certain agreements. This standard is effective for the Company beginning January 1, 2022. The Company is currently evaluating the impact of ASU 2020-06 on its interest expense and earnings (loss) per share calculation under the "if-converted" method related to its convertible debt.

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
•Additional passenger transportation capabilities
•FAA operating authority for the Boeing 777 aircraft
•Increased revenues, cash flows and customer diversification
•Passenger aircraft life cycle leading to potential freighter conversion
The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities and independent appraisals. Based on the valuations, the following table summarizes estimated fair values of the assets acquired and liabilities assumed (in thousands) for the consideration paid:

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

Year Ended December 31,
2018
Pro forma revenues	1,320,234
Pro forma net earnings from continuing operations	88,454

Revenues for 2018 reflect the adoption of Topic 606 on January 1, 2018, as described in Note O. Under this new revenue standard, such reimbursed amounts are reported net of the corresponding expenses beginning in 2018. The following adjustments were made to the historical financial records to create the unaudited pro forma information in the table above:
•Adjustments to eliminate transactions between the Company and Omni during the ten and one half months ended November 9, 2018 respectively.
•Adjustment to reflect estimated additional depreciation and amortization expense of $10.0 million for the ten and one half months ended November 9, 2018, resulting primarily from the fair value adjustments to Omni’s intangible assets. Pro forma combined depreciation expense for the periods presented reflect the increased fair values of the aircraft acquired and longer useful lives of the aircraft, indicative of the Company's polices and intent to modify certain aircraft to freighters as an aircraft is removed from passenger service.
•Adjustment to reflect additional interest expense and amortization of debt issuance costs for the ten and one half months ended November 9, 2018, related to the combined $855 million from an unsubordinated term loan and revolving facility draws using the prevailing rates of 4.57%.
•Adjustment to apply the statutory tax rate of the Company to the pre-tax earnings of Omni and the pro forma adjustments for the ten and one half months ended November 9, 2018. Omni had historically elected to be treated as pass-through entities for income tax purposes. Accordingly, no provision for income taxes had been made in Omni's consolidated statements of earnings. The adjustments reflect tax rate of 22.58% for the first ten and one half months ended November 9, 2018.
•Adjustment to remove acquisition related expenses of $5.3 million for professional fees and classified as "Transaction fees" within the consolidated statement of operations for 2018.

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
As of December 31, 2020, 2019 and 2018, the goodwill amounts for reporting units that have goodwill were separately tested for impairment. To perform the goodwill impairment test, the Company determined the fair value of the reporting units using industry market multiples and discounted cash flows utilizing a market-derived cost of capital (level 3 fair value inputs). The goodwill amounts were not impaired. The carrying amounts of goodwill are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2018	$153,290	$234,571	$2,884	$390,745
Acquisition of TriFactor	—	—	5,229	5,229
Carrying value as of December 31, 2019	$153,290	$234,571	$8,113	$395,974
Carrying value as of December 31, 2020	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2018	$9,000	$135,614	$144,614
Amortization	—	(11,434)	(11,434)
Right of use asset	—	(1,500)	(1,500)
Carrying value as of December 31, 2019	$9,000	$122,680	$131,680
Amortization	—	(11,364)	(11,364)
Carrying value as of December 31, 2020	$9,000	$111,316	$120,316
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship and STC intangibles, over 5 to 18 remaining years. The Company recorded intangible amortization expense of $11.4 million, $11.4 million and $2.7 million for the years ending December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense for the next five years is $10.6 million, $10.6 million, $10.6 million, $10.6 million and $9.8 million.
Stock warrants issued to a lessee (see Note D) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligations and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2018	$63,780
Adoption of ASU 2018-07	100,076
Amortization	(17,178)
Carrying value as of December 31, 2019	$146,678
Amortization	(20,671)
Carrying value as of December 31, 2020	$126,007
The lease incentive began to amortize in April 2016 with the commencement of certain aircraft leases. Based on the warrants granted as of December 31, 2020, the Company expects to record amortization, as a reduction to the lease revenue, of $22.6 million, $22.7 million, $18.1 million, $15.1 million and $15.2 million for each of the next five years ending December 31, 2025.

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
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2021. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. During the 2020, 2019 and 2018 years, the Company contributed $13.3 million, $12.3 million and $11.4 million to the joint venture, respectively. The Company accounts for its investment in the aircraft conversion joint venture under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates operating results.
The carrying value of West and the joint venture totaled $10.7 million and $10.9 million at December 31, 2020 and 2019, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE D—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Customer	Percentage of Revenue
DoD	31%	34%	15%
Amazon	30%	23%	27%
DHL	12%	14%	26%
The accounts receivable from the Company's three largest customers as of December 31, 2020 and 2019 are as follows (in thousands):

	Year Ending December 31,
	2020	2019
Customer	Accounts Receivable
DoD	$32,625	$44,513
Amazon	55,997	50,036
DHL	10,471	12,688

DoD
The Company is a provider of cargo and passenger airlift services to the DoD. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes. Revenues from services performed for the DoD include revenues for Omni beginning November 9, 2018.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). The aircraft leases have terms which expire between March of 2023 and October of 2030.
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
Amazon Investment Agreement
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement calls for the Company to issue warrants in three tranches which will grant Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon the execution of the Investment Agreement and all of which are now fully vested, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, grants Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants vested on September 8, 2020, and grants Amazon the right to purchase an additional 0.5 million ATSG common shares to bring Amazon’s ownership, after the exercise in full of the three tranches of warrants, to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the 2016 Investment Agreement and after giving effect to the warrants granted. The exercise price of the 14.9 million warrants issued under the 2016 Investment Agreement is $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants are exercisable in accordance with its terms through March 8, 2021 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date).
In accordance with the 2016 Investment Agreement, on September 8, 2020, the final number of shares issuable under the third tranche of warrants was determined to be 0.5 million common shares. As a result, under US GAAP, the value of the entire grant was remeasured on September 8, 2020, and their fair value of $221 million was reclassified from balance sheet liabilities to paid-in-capital. This group of warrants for 14.9 million common shares of ATSG is fully vested and expires on March 8, 2021 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). Amazon has the option to settle the warrants for cash of $145 million and receive all 14.9 million shares, or it may choose a cashless settlement option and receive a lesser number of shares equivalent in market value of the stock's appreciation above the exercise price.
On December 22, 2018 the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all ten of the 767-300 aircraft in 2020.
In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement, Amazon was issued warrants for 14.8 million common shares which could expand its potential ownership in the Company to approximately 33.2%, including the warrants described above for the 2016 agreements. In October 2020 upon the execution of the 10th aircraft lease, all the warrants for 14.8 million shares were vested. As a result, under US GAAP, the value of the entire grant was remeasured on October 1, 2020, and their fair value of $154 million was reclassified from balance sheet liabilities to paid-in-capital. This group of warrants will expire if not exercised within seven years from their issuance date (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). They have an exercise price of $21.53 per share. Amazon has the option to settle the warrants for cash of $319 million and receive all 14.8 million shares, or it may choose a cashless settlement option and receive a lesser number of shares by surrendering the number of shares with a market value equal to the exercise value.
On May 29, 2020, Amazon agreed to lease twelve more Boeing 767-300 aircraft from the Company. The first of these leases began in the second quarter of 2020 with the remaining eleven to be delivered in 2021. All twelve of these aircraft leases will be for ten year terms. Pursuant to the 2018 Investment Agreement, as a result of leasing 12 aircraft, Amazon was issued warrants for 7.0 million common shares of which 0.6 million common shares have vested. These warrants will expire if not exercised by December 20, 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The exercise price of these warrants is $20.40 per share.
Issued and outstanding warrants are summarized below as of December 31, 2020:

		Common Shares in millions
	Exercise price	Vested	Non-Vested	Expiration

2016 Investment Agreement	$9.73	14.9	0.0	March 8, 2021
2018 Investment Agreement	$21.53	14.8	0.0	December 20, 2025
2018 Investment Agreement	$20.40	0.6	6.4	December 20, 2025

Additionally, Amazon can earn incremental warrants rights up to 2.9 million common shares under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted for Amazon’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease.
Through the 2016 and 2018 Investment Agreements, Amazon can potentially own approximately 39.9% of the Company if all the issued and issuable warrants vest and are settled in full with cash. As a result, the outstanding shares of the Company's common stock would increase by approximately 39.6 million shares. For all warrants vested, Amazon may select a cashless conversion option. Assuming ATSG’s stock price at the time of conversion is above the warrant exercise price, Amazon would receive fewer shares in exchange for any warrants exercised under the cashless option by surrendering the number of shares with a market value equal to the exercise value.
The Company’s accounting for the warrants has been determined in accordance with the financial reporting guidance for financial instruments. Warrants classified as liabilities are marked to fair value at the end of each reporting period. The value of warrants is recorded as a customer incentive asset if it is probable of vesting at the time of grant and further changes in the fair value of warrant obligations are recorded to earnings. Upon a warrant vesting event, the customer incentive asset is amortized as a reduction of revenue over the duration of the related revenue contract.

As of December 31, 2020, the Company's liabilities reflected warrants from the 2018 Amazon agreements having a fair value of $103.5 million. As of December 31, 2019, the Company's liabilities reflected warrants from the 2016 Amazon agreements and the 2018 Amazon agreements having a fair value of $383.1 million. During the years ended December 31, 2020, 2019 and 2018 the re-measurements of warrants to fair value resulted in net non-operating losses of $95.5 million, $2.3 million and net gain of $7.4 million before the effect of income taxes, respectively.
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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2020	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,389	$—	$20,389
Total Assets	$—	$20,389	$—	$20,389
Liabilities
Interest rate swap	$—	$(13,414)	$—	$(13,414)
Stock warrant obligations	—	(9,058)	(94,416)	(103,474)
Total Liabilities	$—	$(22,472)	$(94,416)	$(116,888)

As of December 31, 2019	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,129	$—	$1,129
Interest rate swap	—	111	—	111
Total Assets	$—	$1,240	$—	$1,240
Liabilities
Interest rate swap	$—	$(8,237)	$—	$(8,237)
Stock warrant obligation	—	(340,767)	(42,306)	(383,073)
Total Liabilities	$—	$(349,004)	$(42,306)	$(391,310)
At December 31, 2020, vested stock warrants from the 2018 Amazon agreements having an exercise price of $20.40 were valued at $15.49 each using a risk-free interest rate of 0.36% and a stock volatility of 40%, based on the time period corresponding with the expiration period of the warrants. At December 31, 2019, vested stock warrants from the 2016 Amazon agreements having an exercise price of $9.73 were valued at $13.93 each using a risk-free interest rate of 1.6% and a stock volatility of 35%, based on the time period corresponding with the expiration period of the warrants. At December 31, 2019, vested stock warrants from the 2018 Amazon agreements having an exercise price of $21.53 were valued at $9.30 each, using a risk-free interest rate of 1.8% and a stock volatility of 35.0%, based on the time period corresponding with the expiration period of the warrants. At December 31, 2020 and 2019, unvested stock warrants from the 2018 Amazon agreement were valued using additional assumptions for an expected grant date, expected exercise price, the risk free rate to the expected grant date and the probabilities that future leases will occur.
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $70.8 million more than the carrying value, which was $1,479.1 million at December 31, 2020. As of December 31, 2019, the fair value of the Company’s debt obligations was approximately $2.7 million less than the carrying value, which was $1,484.4 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE F—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
Flight equipment	$2,856,142	$2,598,113
Ground equipment	65,857	59,628
Leasehold improvements, facilities and office equipment	36,193	33,649
Aircraft modifications and projects in progress	231,451	220,827
	3,189,643	2,912,217
Accumulated depreciation	(1,249,867)	(1,146,197)
Property and equipment, net	$1,939,776	$1,766,020
CAM owned aircraft with a carrying value of $1,097.6 million and $889.3 million that were under lease to external customers as of December 31, 2020 and 2019, respectively.
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
During the second quarter, the Company decided to retire its four Boeing 757 freighter aircraft as a result of customer preferences for other aircraft types. Three of the Boeing 757 freighter airframes have been removed from service and are available for sale. One remained in service through January 2021. The Pratt and Whitney engines that power these aircraft remain in use for lease to external customers. Separating the Boeing 757 freighters and engines while marketing the airframes, triggered a fair value assessment. As a result, an impairment charge totaling $39.1 million was recorded primarily to reflect the market value of these assets as well as other surplus engines and parts. Fair values were determined using Level 3 inputs based primarily on independent appraisals and recent market transactions as well as the Company’s assessment of existing market conditions based on industry knowledge.

NOTE G—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Unsubordinated term loans	$612,169	$626,277
Revolving credit facility	140,000	632,900
Senior notes	493,376	—
Convertible debt	222,391	213,461
Other financing arrangements	11,141	11,746
Total debt obligations	1,479,077	1,484,384
Less: current portion	(13,746)	(14,707)
Total long term obligations, net	$1,465,331	$1,469,677
The Company utilizes a syndicated credit agreement ("Senior Credit Agreement") which includes unsubordinated term loans and a revolving credit facility. The Senior Credit Agreement has a maturity date of November 2024 provided certain liquidity measures are maintained during 2024 and has incremental accordion capacity based on debt ratios. The interest rate is a spread of LIBOR based financing at various ratios of the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). The maximum revolver capacity is $600.0 million. As of December 31, 2020, the unused revolving credit facility available to the Company at the trailing twelve month EBITDA level was $446.1 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
On January 28, 2020, the Company, through a subsidiary, completed a debt offering of $500.0 million in senior unsecured notes (the “Senior Notes”). The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. The net proceeds of $495.0 million from the Senior Notes were used to pay down the revolving credit facility. The Senior Notes did not require principal payments in 2020.
The balance of the unsubordinated term loan is net of debt issuance costs of $7.0 million and $8.7 million for the years ended December 31, 2020 and 2019, respectively. The balance of the Senior Notes is net of debt issuance costs of $6.6 million as of December 31, 2020. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear variable interest rates of 1.4% and 1.4%, respectively. The Senior Notes bear a fixed rate of 4.75%.
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
The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under 3.50 times and the secured debt to EBITDA ratio is under 3.1 times, after giving effect to the dividend or repurchase. The Senior Credit Agreement contains covenants, including a maximum permitted total EBITDA to debt ratio, a fixed charge covenant ratio requirement, limitations on certain additional indebtedness, and on guarantees of indebtedness. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.
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

	December 31,	December 31,
	2020	2019
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(3,894)	(4,864)
Unamortized discount	(32,465)	(40,425)
Convertible debt	222,391	213,461
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
The scheduled cash principal payments for the Company's debt obligations, as of December 31, 2020, for the next five years are as follows (in thousands):

Principal Payments
2021	$16,491
2022	32,378
2023	32,389
2024	939,150
2025	661
2026 and beyond	507,947
Total principal cash payments	1,529,016
Less: unamortized issuance costs and discounts	(49,939)
Total debt obligations	$1,479,077

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

		December 31, 2020		December 31, 2019
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	13,125	(41)	20,625	111
May 30, 2021	1.703%	13,125	(80)	20,625	(25)
December 31, 2021	2.706%	138,750	(3,551)	146,250	(3,242)
March 31, 2022	1.900%	50,000	(1,116)	50,000	(408)
March 31, 2022	1.950%	75,000	(1,722)	75,000	(696)
March 31, 2023	2.425%	140,625	(6,904)	148,125	(3,866)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net loss on derivatives of $5.3 million,$10.0 million and $8.0 thousand for the years ending December 31, 2020, 2019 and 2018, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.
The Company recorded a net loss before the effects of income taxes of $0.1 million during the year ended December 31, 2018 for the revaluation of the convertible note hedges and the note conversion obligations to fair value before these instruments were reclassified to paid-in-capital.

NOTE I—COMMITMENTS AND CONTINGENCIES
CARES Act and Payroll Support Program Extension
During 2020, two of the Company's airline subsidiaries, OAI and ATI, received government funds totaling $75.8 million pursuant to payroll support program agreements under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The grants are not required to be repaid if the Company complies with provisions of the CARES Act and the payroll support program agreements. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate. The Company recognizes the grants as contra-expense during the periods in which passenger flight operations and combi flight operations levels are expected to be negatively impacted by the pandemic. During the year ended December 31, 2020, the Company recognized $47.2 million of the grants and deferred recognition of $28.5 million. The Company expects to recognize all of the CARES Act funds by June of 2021.
In February 2021, OAI was approved for $37.4 million of additional non-repayable government funds pursuant to a payroll support program agreement under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”). The grants are not required to be repaid if the Company complies with provisions of the PSP Extension Law and the payroll support program agreements. OAI has received $18.7 million and expects the remainder to be received by March 31, 2021.
In conjunction with the payroll support program agreements, the airlines agreed to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020. OAI further agreed to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021. The airlines agreed to limit, on behalf of themselves and certain of their affiliates, executive compensation through March 24, 2022; maintain certain air transportation service through March 1, 2022 as may be required by the U.S. Department of Transportation pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the funds and comply with certain reporting requirements. OAI further agreed to limit, on behalf of themselves and certain of their affiliates, executive compensation through October 1, 2022. In addition, the Company may not pay dividends or repurchase its shares through March 31, 2022.
Lease Commitments
The Company leases property, six aircraft, aircraft engines and other types of equipment under operating leases. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to six years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the year ended December 31, 2020 and 2019, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $46.5 million and $17.0 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at December 31, 2020 and 2019 was 2.9% and 4.7%, respectively. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.5 years and 4.6 years as of December 31, 2020 and 2019, respectively.
For the year ended December 31, 2020 and 2019, cash payments against operating lease liabilities were $17.3 million and $19.7 million, respectively. As of December 31, 2020, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2021	$19,460
2022	15,183
2023	13,941
2024	12,637
2025	8,691
2026 and beyond	3,348
Total undiscounted cash payments	73,260
Less: amount representing interest	(4,348)
Present value of future minimum lease payments	68,912
Less: current obligations under leases	17,784
Long-term lease obligation	$51,128
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of December 31, 2020, the Company had eight aircraft that were in or awaiting the modification process. As of December 31, 2020, the Company had placed non-refundable deposits of $19.9 million to purchase five more Boeing 767-300 passenger aircraft through 2021. As of December 31, 2020, the Company's commitments to acquire and convert aircraft totaled $195.4 million through 2022.

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
Employees Under Collective Bargaining Agreements
As of December 31, 2020, the flight crewmember employees of ABX, ATI and Omni and flight attendant employees of ATI and Omni were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	4.4%
ATI	Air Line Pilots Association	8.2%
OAI	International Brotherhood of Teamsters	6.6%
ATI	Association of Flight Attendants	0.7%
OAI	Association of Flight Attendants	6.9%

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

Funded Status  (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2020	2019	2020	2019
Accumulated benefit obligation	$873,826	$779,031	$3,484	$3,707
Change in benefit obligation
Obligation as of January 1	$779,031	$690,729	$3,707	$3,824
Service cost	—	—	139	107
Interest cost	27,880	31,299	91	148
Plan transfers	2,895	3,313	—	—
Benefits paid	(34,218)	(31,718)	(362)	(365)
Curtailments and settlement	(2,435)	—	(17)	—
Actuarial (gain) loss	100,673	85,408	(74)	(7)
Obligation as of December 31	$873,826	$779,031	$3,484	$3,707
Change in plan assets
Fair value as of January 1	$746,763	$625,646	$—	$—
Actual gain (loss) on plan assets	120,057	144,108	—	—
Plan transfers	2,895	3,313	—	—
Employer contributions	10,833	5,414	362	365
Benefits paid	(34,218)	(31,718)	(362)	(365)
Settlement payments	$(2,435)	$—	$—	$—
Fair value as of December 31	$843,895	$746,763	$—	$—
Funded status
Overfunded plans, net asset	$3,447	$4,996	$—	$—
Underfunded plans
Current liabilities	$(1,348)	$(3,796)	$(415)	$(431)
Non-current liabilities	$(32,030)	$(33,468)	$(3,069)	$(3,276)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2020, 2019 and 2018, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$139	$107	123
Interest cost	27,880	31,299	29,135	91	148	127
Expected return on plan assets	(44,673)	(37,907)	(42,093)	—	—	—
Curtailments and settlements	(424)	—	—	(17)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net (gain) loss	3,763	15,528	3,547	124	172	219
Net periodic benefit cost (income)	$(13,454)	$8,920	$(9,411)	$337	$427	$469

Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2020	2019	2020	2019
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized net actuarial loss	111,820	89,871	833	1,031
Accumulated other comprehensive loss	$111,820	$89,871	$833	$1,031
The amounts of unrecognized net actuarial loss recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2021 is $7.1 million and $0.2 million for the pension plans and the post-retirement healthcare plans, respectively.
Assumptions
Assumptions used in determining the funded status of ABX’s pension plans at December 31 were as follows:

	Pension Plans
	2020	2019	2018
Discount rate - crewmembers	2.55%	3.65%	4.65%
Discount rate - non-crewmembers	2.75%	3.70%	4.65%
Expected return on plan assets	5.75%	6.10%	6.20%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 1.30%, 2.60% and 4.10% for pilots at December 31, 2020, 2019 and 2018, respectively. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not affect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2020	2019
Cash	1%	—%
Equity securities	30%	26%
Fixed income securities	69%	74%
	100%	100%
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

Cash Flows
In 2020 and 2019, the Company made contributions to its defined benefit plans of $10.8 million and $5.4 million, respectively. The Company estimates that its contributions in 2021 will be approximately $1.7 million for its defined benefit pension plans and $0.4 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2021	$38,035	$415
2022	41,229	462
2023	43,907	512
2024	45,804	499
2025	47,565	467
Years 2026 to 2030	242,354	1,390
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

The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2020	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$5,055	$5,055
Corporate stock	19,852	501	20,353
Mutual funds	—	237,063	237,063
Fixed income investments	545	580,476	581,021
Benefit Plan Assets	$20,397	$823,095	$843,492

Investments measured at net asset value ("NAV")			403
Total benefit plan assets			$843,895

As of December 31, 2019	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$3,467	$3,467
Corporate stock	14,553	442	14,995
Mutual funds	59,710	117,067	176,777
Fixed income investments	—	549,441	549,441
Benefit Plan Assets	$74,263	$670,417	$744,680

Investments measured at net asset value ("NAV")			2,083
Total benefit plan assets			$746,763
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

The following table presents investments measured at fair value based on NAV per share as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
As of December 31, 2020
Hedge Funds & Private Equity	$403	(1) (2)	90 days	$—
Real Estate	—	(3)	90 days	—
Total investments measured at NAV	$403			$—

As of December 31, 2019
Hedge Funds & Private Equity	$2,083	(1) (2)	90 days	$—
Real Estate	—	(3)	90 days	—
Total investments measured at NAV	$2,083			$—

(1) Quarterly - hedge funds
(2) None - private equity
(3) Monthly

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. Expenses for defined contribution retirement plans were $15.4 million, $12.6 million and $9.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE K—INCOME TAXES
The Company's deferred income taxes reflect the value of its net operating loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their amounts used for income tax calculations.
At December 31, 2020, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $316.5 million, which do not expire but whose use may be limited to 80% of taxable income in any given year. The deferred tax asset balance includes $3.8 million net of a $0.3 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets, the timing of amortization related to Amazon warrants and cash contributions for its benefit plans. At December 31, 2020 and 2019, the Company determined that, based upon projections of taxable income, it was more likely than not that the Federal NOL CF’s will be utilized, accordingly, no allowance against these deferred tax assets was recorded. The Company had alternative minimum tax credits of $3.1 million which were recovered in 2020.

The significant components of the deferred income tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31
	2020	2019
Deferred tax assets:
Net operating loss carryforward and federal credits	$71,762	$40,467
Operating lease obligation	14,472	9,070
Warrants	33,940	17,174
Post-retirement employee benefits	7,140	6,355
Employee benefits other than post-retirement	8,545	9,435
Inventory reserve	2,288	2,055
Deferred revenue	12,608	5,132
Other	9,366	9,309
Deferred tax assets	160,121	98,997
Deferred tax liabilities:
Accelerated depreciation	(257,765)	(192,651)
Partnership items	(6,044)	(6,088)
Operating lease assets	(14,264)	(9,051)
Goodwill	(9,877)	(4,916)
State taxes	(11,143)	(12,355)
Valuation allowance against deferred tax assets	(2,293)	(1,412)
Deferred tax liabilities	(301,386)	(226,473)
Net deferred tax (liability)	$(141,265)	$(127,476)
The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2020	2019	2018
Current taxes:
Federal	$(1,332)	$1,332	$—
Foreign	—	1	—
State	1,235	138	1,043
Deferred taxes:
Federal	19,701	14,155	15,642
Foreign	—	—	(63)
State	(1,209)	(3,677)	2,973
Change in federal statutory tax rates	—	—	—
Total deferred tax expense	18,492	10,478	18,552
Total income tax expense (benefit) from continuing operations	$16,314	$11,589	$19,595
Income tax expense (benefit) from discontinued operations	$2,081	$360	$434

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign income taxes	—%	—%	(0.1)%
State income taxes, net of federal tax benefit	5.1%	1.4%	(0.2)%
Tax effect of non-deductible warrant expense	16.6%	(2.9)%	(1.5)%
Tax effect of stock compensation	—%	—%	(0.8)%
Tax effect of other non-deductible expenses	3.2%	1.7%	0.8%
Change to state statutory tax rates	(5.4)%	(5.4)%	3.8%
Other	(1.1)%	0.4%	(0.6)%
Effective income tax rate	39.4%	16.2%	22.4%
The income tax deductibility of the warrant expense is less than the expense required by GAAP because for tax purposes, the warrants are valued at a different time and under a different valuation method.
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.8%	1.8%	2.6%
Change in federal statutory tax rates	—%	—%	—%
Effective income tax rate	22.8%	22.8%	23.6%
The Company files income tax returns in the U.S. federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist primarily of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2020, 2019 and 2018, the Company's unrecognized tax benefits were $0.0 million, $0.0 million and $0.0 million respectively. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2020, 2019 and 2018.
The Company began to file, effective in 2008, federal tax returns under a common parent of the consolidated group that includes ABX and all the wholly-owned subsidiaries. The returns for 2019, 2018 and 2017 related to the consolidated group remain open to examination. The consolidated federal tax returns prior to 2017 remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. Pemco and Omni filed returns on their own behalf prior to their acquisition by the Company. State and local returns filed for 2005 through 2019 are generally also open to examination by their respective jurisdictions, either in full or limited to net operating losses. The Company files tax returns with the Republic of Ireland for its leasing operations based in Ireland.

NOTE L—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of January 1, 2018	(60,575)	(1,097)	(1,348)	(63,020)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(41,051)	117	—	(40,934)
Foreign currency translation adjustment	—	—	(171)	(171)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,547	219	—	3,766
Income Tax (Expense) or Benefit	9,037	(80)	40	8,997
Other comprehensive income (loss), net of tax	(28,467)	256	(131)	(28,342)
Balance as of December 31, 2018	(89,042)	(841)	(1,479)	(91,362)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	20,793	7	—	20,800
Foreign currency translation adjustment	—	—	(18)	(18)
Amounts reclassified from accumulated other comprehensive income:
Foreign currency loss	—	—	2,253	2,253
Actuarial costs (reclassified to salaries, wages and benefits)	15,528	172	—	15,700
Income Tax (Expense) or Benefit	(8,431)	(40)	(768)	(9,239)
Other comprehensive income (loss), net of tax	27,890	139	1,467	29,496
Balance as of December 31, 2019	(61,152)	(702)	(12)	(61,866)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(25,712)	74	—	(25,638)
Foreign currency translation adjustment	—	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,763	124	—	3,887
Income Tax (Expense) or Benefit	5,008	(45)	—	4,963
Other comprehensive income (loss), net of tax	(16,941)	153	(2)	(16,790)
Balance as of December 31, 2020	(78,093)	(549)	(14)	(78,656)

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

	Year Ended December 31
	2020		2019		2018
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	963,832	$17.67	969,928	$15.89	873,849	$12.30
Granted	437,054	18.85	302,596	23.22	304,795	24.18
Converted	(278,163)	21.34	(291,064)	17.14	(205,616)	12.74
Expired	(34,100)	19.40	(7,900)	23.78	(500)	28.38
Forfeited	(3,600)	21.62	(9,728)	23.37	(2,600)	26.76
Outstanding at end of period	1,085,023	$17.14	963,832	$17.67	969,928	$15.89
Vested	460,685	$13.00	476,389	$11.11	463,422	$10.25
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $18.39, $22.80 and $25.15 for 2020, 2019 and 2018, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $20.41, $24.75 and $31.60 for 2020, 2019 and 2018, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2020, 2019 and 2018 using daily stock prices and using the following variables:

	2020	2019	2018
Risk-free interest rate	0.7%	2.5%	2.4%
Volatility	35.0%	35.6%	33.8%
For the years ended December 31, 2020, 2019 and 2018, the Company recorded expense of $7.5 million, $7.0 million and $5.0 million, respectively, for stock incentive awards. At December 31, 2020, there was $6.8 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2020, none of the awards were convertible, 353,023 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,360,198 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2022.

NOTE N—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	December 31
	2020	2019	2018
Numerator:
Earnings from continuing operations - basic	$25,079	$59,983	$67,883
Gain from stock warrants revaluation, net of tax	—	(6,219)	(7,118)
Earnings from continuing operations - diluted	$25,079	$53,764	$60,765

Denominator:
Weighted-average shares outstanding for basic earnings per share	59,128	58,899	58,765
Common equivalent shares:
Effect of stock-based compensation awards and warrants	803	10,449	9,591
Weighted-average shares outstanding assuming dilution	59,931	69,348	68,356
Basic earnings per share from continuing operations	$0.42	$1.02	$1.16
Diluted earnings per share from continuing operations	$0.42	0.78	$0.89
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 365,100 shares, 317,600 shares and 329,600 shares of restricted stock for 2020, 2019 and 2018, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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
The Company's segment information from continuing operations is presented below (in thousands):

	Year Ended December 31
	2020	2019	2018
Total revenues:
CAM	$308,661	$285,276	$228,956
ACMI Services	1,147,279	1,078,288	548,839
All other	334,300	314,014	286,579
Eliminate inter-segment revenues	(219,665)	(225,395)	(172,029)
Total	$1,570,575	$1,452,183	$892,345
Customer revenues:
CAM	$205,047	$168,106	$156,516
ACMI Services	1,147,252	1,078,143	548,804
All other	218,276	205,934	187,025
Total	$1,570,575	$1,452,183	$892,345
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
The Company's external customer revenues from other activities for the years ending December 31, 2020, 2019 and 2018 are presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Aircraft maintenance, modifications and part sales	$114,425	$117,772	$117,832
Ground services	73,949	69,596	66,567
Other, including aviation fuel sales	29,902	18,566	2,626
Total customer revenues	$218,276	$205,934	$187,025
CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 14% of CAM's leases to external customers contain purchase options at projected market values. As of December 31, 2020, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $222.4 million, $195.5 million, $150.5 million, $99.8 million and $90.7 million, respectively, for each of the next 5 years ending December 31, 2025 and $202.2 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. The Company recognized $2.8 million of non lease revenue that was reported in deferred revenue at the beginning of the year, compared to $2.8 million in 2019. Deferred revenue was $3.0 million and $3.0 million at December 31, 2020 and 2019, respectively, for contracts with customers.
The Company had revenues of approximately $699.2 million, $716.9 million and $231.8 million for 2020, 2019 and 2018, respectively, derived primarily from aircraft leases in foreign countries, routes with flights departing from or arriving in foreign countries or aircraft maintenance and modification services performed in foreign countries. All revenues from the CMI agreement with DHL and the ATSA agreement with ASI are attributed to U.S. operations. As of December 31, 2020 and 2019, the Company had 22 and 20 aircraft, respectively, deployed outside of the United States.

The Company's other segment information from continuing operations is presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization expense:
CAM	$172,003	$158,470	$126,856
ACMI Services	101,748	96,191	49,068
All other	4,316	2,871	2,971
Total	$278,067	$257,532	$178,895
Interest expense
CAM	39,304	38,300	21,819
ACMI Services	20,542	24,950	6,269
Segment earnings (loss):
CAM	$77,424	$68,643	$65,576
ACMI Services	66,897	32,055	11,448
All other	(5,933)	13,422	11,170
Net unallocated interest expense	(2,825)	(3,024)	(460)
Government grants	47,231	—	—
Impairment of aircraft and related assets	(39,075)	—	—
Net gain (loss) on financial instruments	(100,771)	(12,302)	7,296
Transaction fees	—	(373)	(5,264)
Other non-service components of retiree benefit costs, net	12,032	(9,404)	8,180
Loss from non-consolidated affiliate	(13,587)	(17,445)	(10,468)
Pre-tax earnings from continuing operations	$41,393	$71,572	$87,478
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	December 31
	2020	2019	2018
Assets:
CAM	$2,037,628	$1,857,687	$1,577,182
ACMI Services	811,516	830,620	759,131
All other	152,601	131,871	134,272
Total	$3,001,745	$2,820,178	$2,470,585
During 2020, the Company had capital expenditures for property and equipment of $73.4 million and $429.6 million for the ACMI Services and CAM, respectively.

NOTE P—DISCONTINUED OPERATIONS
The Company's results of discontinued operations consist primarily of changes in liabilities related to benefits for former employees previously associated with ABX's former hub operation for DHL. The Company may incur expenses and cash outlays in the future related to pension obligations, self-insurance reserves for medical expenses and wage loss for former employees. For the years ending December 31, 2020 and 2019, the Company had liabilities of $7.2 million and $15.2 million, respectively, for employee compensation and benefits. During 2020, 2019 and 2018, pre-tax earnings from discontinued operations were $9.1 million, $1.6 million and $1.8 million, respectively.

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

	Year Ended December 31,
	2020	2019	2018
Revenues	$133	$114,265	$202,028
Expenses	(19,166)	(143,775)	(228,169)
Income (Loss)	$(19,033)	$(29,510)	$(26,141)

The following table presents combined condensed balance sheet information for our unconsolidated affiliates (in thousands):

	December 31,
	2020	2019
Current assets	$10,154	$64,392
Non current assets	495	213,940
Current liabilities	(1,127)	(155,451)
Non current liabilities	—	(123,837)
Equity	$(9,522)	$956

NOTE R—QUARTERLY RESULTS (Unaudited)
The following is a summary of quarterly results of operations (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020 (1)
Revenues from continuing operations	$389,277	$377,794	$404,146	$399,358
Operating income from continuing operations	49,807	23,178	73,970	59,435
Net earnings (loss) from continuing operations	133,733	(105,162)	(5,745)	2,253
Net earnings from discontinued operations	3,772	236	154	2,874
Weighted average shares:
Basic	59,040	59,130	59,146	59,195
Diluted	67,947	59,130	59,146	70,074
Earnings (loss) per share from continuing operations
Basic	$2.27	$(1.78)	$(0.10)	$0.04
Diluted	$0.84	$(1.78)	$(0.10)	$0.03
2019 (2)
Revenues from continuing operations	$348,183	$334,576	$366,073	$403,351
Operating income from continuing operations	46,528	37,482	40,766	52,221
Net earnings (loss) from continuing operations	22,634	(26,632)	105,085	(41,104)
Net earnings (loss) from discontinued operations	31	31	243	914
Weighted average shares:
Basic	58,838	58,909	58,919	58,929
Diluted	60,437	58,909	68,718	58,929
Earnings (loss) per share from continuing operations
Basic	$0.38	$(0.45)	$1.78	$(0.70)
Diluted	$0.25	$(0.45)	$0.19	$(0.70)
1.During 2020, the Company recorded a $107.0 million gain, a $109.7 million loss, a $53.4 million loss and a $44.7 million loss on the remeasurement of financial instruments, primarily related to the warrants issued to Amazon for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, respectively. During 2020, the Company recorded an impairment charge of $39.1 million on aircraft and related assets for the quarter ended September 30, 2020. Also during 2020, the Company has recognized $9.8 million, $21.7 million and $15.7 million of the government grants pursuant to the payroll support program under the Coronavirus Aid, Relief and Economic Security Act into operating expenses for the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020.
2.During 2019, the Company recorded a $4.5 million gain, a $35.9 million loss, a $92.0 million gain and a $72.9 million loss on the remeasurement of financial instruments, primarily related to the warrants issued to Amazon for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on management’s assessment of those criteria, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal controls over financial reporting as of December 31, 2020 has been audited by our independent registered accounting firm as stated in its attestation report that follows this report.

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Air Transport Services Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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
March 1, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Election of Directors,” “Beneficial Ownership of Common Shares --Delinquent Section 16(a) Reports” and “Corporate Governance and Board Matters.”
Executive Officers
The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors.

Name	Age	Information
Richard F. Corrado	61
President and Chief Executive Officer, Air Transport Services Group, Inc., since May 2020 and President of Air Transport Services Group, Inc. since September 2019.
Chief Operating Officer, Air Transport Services Group, Inc., from September 2017 to September 2019. President of Cargo Aircraft Management Inc., since April 2010. President of Airborne Global Solutions, Inc. since July 2010. Mr. Corrado was Chief Commercial Officer, Air Transport Services Group, Inc., from April 2010 to September 2017.
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

Quint O. Turner	58
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

Edward J. Koharik	50	Chief Operating Officer, Air Transport Services Group, Inc. since September 2019. Before joining ATSG, Mr. Koharik served as Vice President of FlightSafety International, a global provider of flight training for commercial, business and military aviation professionals and flight simulation equipment, from January 2019 to September 2019. He was the General Manager and Executive Director of FlightSafety International Visual Systems from 2015 to 2018. He served as the Enterprise Readiness Center Chief for the U.S. Transportation Command from 2011 to 2015.
W. Joseph Payne	57	Chief Legal Officer & Secretary, Air Transport Services Group, Inc., since May 2016; Senior Vice President, Corporate General Counsel and Secretary, Air Transport Services Group, Inc., since February 2008; and Vice President, General Counsel and Secretary, ABX Air, Inc. since January 2004.

Mr. Payne was Corporate Secretary/Counsel of ABX Air, Inc. from January 1999 to January 2004, and Assistant Corporate Secretary from July 1996 to January 1999. Mr. Payne joined ABX Air, Inc. in April 1995.
Michael L. Berger	59	Chief Commercial Officer, Air Transport Services Group, Inc. and President of Airborne Global Solutions since February 2018. Before joining ATSG, Mr. Berger was Chief Commercial Officer for Dicom Transportation group of Canada from March 2017 through February 2018. Mr. Berger was Global Head of Sales for TNT Express based in Amsterdam from September 2014 through February 2017.
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

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are incorporated herein by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents filed as part of this report:
(1)Consolidated Financial Statements
The following are filed in Part II, Item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2020	$974,882	$880,967	$858,989	$996,860
December 31, 2019	1,443,805	2,277,217	2,746,140	974,882
December 31, 2018	2,445,310	596,000	1,597,505	1,443,805
All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.
(3)Exhibits
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation

3.1	Restated Certificate of Incorporation of Air Transport Services Group, Inc. (31)

3.2	First Amendment to Restated Certificate of Incorporation of Air Transport Services Group, Inc. (34)

3.3	Amended and Restated Bylaws of Air Transport Services Group, Inc. (16)

Instruments defining the rights of security holders

4.1	Indenture, dated September 29, 2017, by and between Air Transport Services Group, Inc. and U.S. Bank National Association. (28)

4.2	Form of 1.125% Convertible Senior Notes due 2024 (included in Exhibit 4.1). (28)

4.3	Description of Capital Stock registered under the Securities Exchange Act. (38)

4.4	Indenture, dated January 28, 2020, by and among Cargo Aircraft Management, Inc., Air Transport Services Group, Inc., the guarantors named therein and Regions Bank, as trustee (37)

4.5	Form of 4.750% Senior Notes due 2028 (included in Exhibit 4.4). (37)

Material Contracts

10.1	Director compensation fee summary. (8)
10.2	Aircraft Loan and Security Agreement and related promissory note, dated August 24, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (2)

10.3	Aircraft Loan and Security Agreement and related promissory note, dated October 10, 2006, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (3)

10.4	Aircraft Loan and Security Agreement and related promissory note, dated February 16, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (4)

10.5	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (5)

10.6	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (7)

10.7	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (7)

10.8	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009 (6), as amended by Amendment to the Guaranty dated as of January 14, 2015 (20)

10.9	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.10	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.11	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (18)

10.12	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (10)

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

10.72	Payroll Support Program Agreement, dated May 20, 2020, by and between Omni Air International, LLC and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act. (39)

10.73
Payroll Support Program Agreement, dated May 29, 2020, by and between Air Transport International, Inc. and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act. (39)

10.74
Warrant to Purchase Common Stock, issued May 29, 2020, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of this Agreement marked with an [*] have been excluded because the information is both (i) not material and (ii) would be competitively harmful if publicly disclosed. (39)

10.75	Amendment to Warrants to Purchase Common Stock, issued December 14, 2020, by and between Air Transport Services Group, Inc. and Amazon.com, Inc., filed herewith.

Code of Ethics

14.1	Code of Ethics—CEO and CFO. (1)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed within.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
(1)The Company's Code of Ethics can be accessed from the Company's Internet website at www.atsginc.com.
(2)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2006.
(3)Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on August 14, 2007 with the Securities and Exchange Commission.
(4)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on August 14, 2007.
(5)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.
(6)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.
(7)Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission.
(8)Incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed March 29, 2019 with the Securities and Exchange Commission.
(9)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.
(10)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.
(11)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2011.

(12)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2012.
(13)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 24, 2012.
(14)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2012.
(15)Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2013. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.
(16)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 24, 2020.
(17)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2013.
(18)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.
(19)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014.
(20)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015, as amended by the Company's Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 7, 2015.
(21)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.
(22)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.
(23)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016.
(24)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2016.
(25)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 27, 2016.
(26)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2017.
(27)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 2017.
(28)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 29, 2017.
(29)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 2017.
(30)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017.
(31)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2018.
(32)Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
(33)Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 29, 2019.
(34)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2019.
(35)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 29, 2019.
(36)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 6, 2019.
(37)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 28, 2020.

(38)Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020.
(39)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ RICHARD F. CORRADO	Chief Executive Officer (Principal Executive Officer)	March 1, 2021
Richard F. Corrado
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ JOSEPH C. HETE	Director and Chairman of the Board	March 1, 2021
Joseph C. Hete

/S/ RICHARD M. BAUDOUIN	Director	March 1, 2021
Richard M. Baudouin

/S/ PHYLLIS J. CAMPBELL	Director	March 1, 2021
Phyllis J. Campbell

/S/ RICHARD F. CORRADO	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
Richard F. Corrado

/S/ RAYMOND E. JOHNS JR.	Director	March 1, 2021
Raymond E. Johns, Jr.

/S/ LAURA J. PETERSON	Director	March 1, 2021
Laura J. Peterson

/S/ RANDY D. RADEMACHER	Lead Independent Director	March 1, 2021
Randy D. Rademacher

/S/ J. CHRISTOPHER TEETS	Director	March 1, 2021
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 1, 2021
Jeffrey J. Vorholt

/S/ PAUL S. WILLIAMS	Director	March 1, 2021
Paul S. Williams

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2021
Quint O. Turner