Form 10-Q
period 2021-03-31
Air Transport Services Group, Inc.
filed 2021-05-10
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of May 10, 2021, there were 74,202,989 shares of the registrant’s common stock outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in the Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021.
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

FORWARD LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities litigation Reform Act of 1995). Words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectation, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2020 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$51,659	$39,719
Accounts receivable, net of allowance of $1,005 in 2021 and $997 in 2020	155,115	153,511
Inventory	43,051	40,410
Prepaid supplies and other	35,352	39,096
TOTAL CURRENT ASSETS	285,177	272,736
Property and equipment, net	1,987,082	1,939,776
Customer incentive	120,308	126,007
Goodwill and acquired intangibles	513,646	516,290
Operating lease assets	63,946	68,824
Other assets	77,554	78,112
TOTAL ASSETS	$3,047,713	$3,001,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$146,112	$141,425
Accrued salaries, wages and benefits	46,157	56,506
Accrued expenses	17,505	19,005
Current portion of debt obligations	619	13,746
Current portion of lease obligations	16,781	17,784
Unearned revenue and grants	50,458	53,522
TOTAL CURRENT LIABILITIES	277,632	301,988
Long term debt	1,497,211	1,465,331
Stock warrant obligations	96,536	103,474
Post-retirement obligations	30,057	35,099
Long term lease obligations	47,317	51,128
Other liabilities	44,970	47,963
Deferred income taxes	154,252	141,265
TOTAL LIABILITIES	2,147,975	2,146,248
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 60,641,436 and 59,560,036 shares issued and outstanding in 2021 and 2020, respectively	606	596
Additional paid-in capital	856,090	855,547
Retained earnings	120,300	78,010
Accumulated other comprehensive loss	(77,258)	(78,656)
TOTAL STOCKHOLDERS’ EQUITY	899,738	855,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,047,713	$3,001,745

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
REVENUES	$376,088	$389,277
OPERATING EXPENSES
Salaries, wages and benefits	142,016	125,531
Depreciation and amortization	71,051	69,342
Maintenance, materials and repairs	42,007	41,677
Fuel	30,442	43,799
Contracted ground and aviation services	14,803	14,349
Travel	18,404	21,657
Landing and ramp	3,109	2,745
Rent	5,868	3,486
Insurance	3,136	1,668
Other operating expenses	16,423	15,216
Government grants	(28,030)	—
	319,229	339,470
OPERATING INCOME	56,859	49,807
OTHER INCOME (EXPENSE)
Interest income	19	112
Non-service component of retiree benefit gains	4,457	2,898
Net gain on financial instruments	9,472	107,044
Loss from non-consolidated affiliate	(1,183)	(2,764)
Interest expense	(14,522)	(16,323)
	(1,757)	90,967
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	55,102	140,774
INCOME TAX EXPENSE	(12,812)	(7,041)
EARNINGS FROM CONTINUING OPERATIONS	42,290	133,733
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	3,772
NET EARNINGS	$42,290	$137,505

BASIC EARNINGS PER SHARE
Continuing operations	$0.71	$2.27
Discontinued operations	—	0.06
TOTAL BASIC EARNINGS PER SHARE	$0.71	$2.33

DILUTED EARNINGS PER SHARE
Continuing operations	$0.49	$0.84
Discontinued operations	—	0.06
TOTAL DILUTED EARNINGS PER SHARE	$0.49	$0.90

WEIGHTED AVERAGE SHARES
Basic	59,447	59,040
Diluted	74,744	67,947

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
NET EARNINGS	$42,290	$137,505
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	1,362	726
Defined Benefit Post-Retirement	36	24

TOTAL COMPREHENSIVE INCOME, net of tax	$43,688	$138,255

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2019	59,329,431	$593	$475,720	$45,895	$(61,866)	$460,342
Stock-based compensation plans
Grant of restricted stock	200,500	2	(2)			—
Issuance of common shares, net of withholdings	93,264	1	(1,116)			(1,115)
Amortization of stock awards and restricted stock			1,821			1,821
Total comprehensive income				137,505	750	138,255
BALANCE AT MARCH 31, 2020	59,623,195	$596	$476,423	$183,400	$(61,116)	$599,303

BALANCE AT DECEMBER 31, 2020	59,560,036	$596	$855,547	$78,010	$(78,656)	$855,497
Stock-based compensation plans
Grant of restricted stock	122,100	1	(1)			—
Issuance of common shares, net of withholdings	93,752	—	(1,197)			(1,197)
Conversion of warrants	865,548	9	(9)			—
Amortization of stock awards and restricted stock			1,750			1,750
Total comprehensive income				42,290	1,398	43,688
BALANCE AT MARCH 31, 2021	60,641,436	$606	$856,090	$120,300	$(77,258)	$899,738

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:
Net earnings from continuing operations	$42,290	$133,733
Net earnings from discontinued operations	—	3,772
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,719	77,001
Pension and post-retirement	1,811	972
Deferred income taxes	12,575	7,947
Amortization of stock-based compensation	1,750	1,821
Loss from non-consolidated affiliates	1,183	2,764
Net gain on financial instruments	(9,472)	(107,044)
Changes in assets and liabilities:
Accounts receivable	(1,604)	(4,123)
Inventory and prepaid supplies	751	(4,543)
Accounts payable	18,314	6,169
Unearned revenue	(3,687)	3,604
Accrued expenses, salaries, wages, benefits and other liabilities	(11,696)	(17,742)
Pension and post-retirement balances	(7,412)	(5,483)
Other	(75)	186
NET CASH PROVIDED BY OPERATING ACTIVITIES	124,447	99,034
INVESTING ACTIVITIES:
Expenditures for property and equipment	(125,441)	(143,495)
Proceeds from property and equipment	44	32
Acquisitions and investments in businesses, net of cash acquired	(1,697)	(3,049)
NET CASH USED IN INVESTING ACTIVITIES	(127,094)	(146,512)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(124,065)	(499,064)
Proceeds from borrowings	140,000	80,000
Payments for financing costs	(151)	(7,481)
Proceeds from bond issuance	—	500,000
Withholding taxes paid for conversion of employee stock awards	(1,197)	(1,115)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,587	72,340

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,940	24,862
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,719	46,201
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,659	$71,063

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$16,582	$8,864
Federal and state income taxes paid	$123	$48
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$24,253	$27,914
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
The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees. The Company's airlines, ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”) and Omni Air International, LLC ("OAI" ) each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. Additionally, both ATI and OAI each have the authority to conduct passenger charter operations worldwide. The Company provides air transportation services to a concentrated base of customers. The Company provides a combination of aircraft, crews, maintenance and insurance services for a customer's transportation network through customer "CMI" and "ACMI" agreements and through charter contracts in which aircraft fuel is also included. In addition to its aircraft leasing and airline services, the Company sells aircraft parts, provides aircraft maintenance and modification services, sells and services material handling equipment and arranges load transfer and package sorting services for customers.
Basis of Presentation
The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with GAAP and such principles are applied on a basis consistent with the financial statements reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of the management, but actual results could differ materially from those estimates.
The accompanying condensed consolidated financial statements include the accounts of Air Transport Services Group, Inc. and its wholly-owned subsidiaries. Inter-company balances and transactions are eliminated. Investments in affiliates in which the Company has significant influence but does not exercise control are accounted for using the equity method of accounting. Under the equity method, the Company's share of the nonconsolidated affiliate's income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. Investments in affiliates in which the Company does not exercise control or have significant influence are reflected at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
COVID-19 Uncertainties
The COVID-19 pandemic has had an impact on the Company's operations and financial results. Beginning in late February 2020, revenues have been disrupted when customers cancelled scheduled passenger flights and aircraft maintenance services, airport restrictions and closures were imposed, and the Company began to incur additional costs, including expenses to protect employees.

The extent of the impact that the pandemic will have on future financial and operational results will depend on developments, including recurrence of the COVID-19 virus and its variants; the duration and scope of government orders and restrictions; the availability and effectiveness of vaccines on the virus and the extent of the pandemic on overall economic conditions. These are highly uncertain. Disruptions to the Company's operations, such as shortages of personnel, shortages of parts, maintenance delays, shortages of transportation and hotel accommodations for flight crews, facility closures and other issues may be caused by the pandemic. If the pandemic persists or reemerges, operating cash flows could decline significantly and the value of airframes, engines and certain intangible assets could decline significantly.
The pandemic has not had a significant adverse financial impact on the Company's leasing operations or its airline operations for customers' freight networks. However, the Company's passenger flight operations have been and continue to be, impacted by the pandemic. The Company has received government funding pursuant to payroll support programs of the federal government as described in Note H. Management believes that the Company's current cash balances and forecasted cash flows provided from its customer leases and operating agreements and government grants combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending and scheduled debt payments for at least the next 12 months.
Accounting Standards Updates
In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). This new standard changes the accounting and measurement of convertible instruments. It eliminates the treasury stock method for convertible instruments and requires application of the “if-converted” method for certain agreements. This standard is effective for the Company beginning January 1, 2022. The Company is currently evaluating the impact of adopting ASU 2020-06 on its interest expense and earnings (loss) per share calculation under the "if-converted" method related to its convertible debt.

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill, by operating segment, are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2020	153,290	234,571	$8,113	$395,974
Carrying value as of March 31, 2021	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2020	$9,000	$111,316	$120,316
Amortization	—	(2,644)	(2,644)
Carrying value as of March 31, 2021	$9,000	$108,672	$117,672
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship and Supplemental Type Certificates ("STC") intangibles, over 5 to 18 remaining years.

Stock warrants issued to a lessee (see Note C) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligations and if probable of vesting at the time of issuance, and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2020	$126,007
Amortization	(5,699)
Carrying value as of March 31, 2021	$120,308
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
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. Approval of a supplemental type certificate from the FAA was granted in April 2021 and aircraft conversions are expected to begin in 2021. The Company expects to make contributions equal to its 49% ownership percentage of the joint-venture's liquidity needs. During the first three months of 2021 and 2020, the Company contributed $1.7 million and $3.0 million to the joint venture, respectively. The Company accounts for its investment in the aircraft conversion joint venture under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates operating results.
The carrying value of the joint venture is reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the three month periods ending March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
Customer	Percentage of Revenue
DoD	22%	30%
Amazon	35%	29%
DHL	14%	11%

The accounts receivable from the Company's three largest customers as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Customer	Accounts Receivable
DoD	$31,204	$32,625
Amazon	58,132	55,997
DHL	11,601	10,471
DoD
The Company is a provider of cargo and passenger airlift services to the United States Department of Defense ("DoD"). The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). The aircraft leases have terms which expire between March of 2023 and March of 2031.
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
Amazon Investment Agreement
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement provided for the Company to issue warrants in three tranches which granted Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares. The first tranche of warrants, issued upon the execution of the Investment Agreement granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, granted Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants vested on September 8, 2020, and granted Amazon the right to purchase an additional 0.5 million ATSG common shares to bring Amazon’s ownership potential, after the exercise in full of the three tranches of warrants, to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the 2016 Investment Agreement and after giving effect to the warrants granted. The exercise price of the 14.9 million warrants issued under the 2016 Investment Agreement was $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Theses warrants had an expiration date of March 8, 2021 subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances had not been obtained by such date.

On March 5, 2021, Amazon exercised warrants for 865,548 shares of the Company's common stock through a cashless exercise by forfeiting 480,047 warrants from the 2016 Investment Agreement as payment. For the cashless exchange, ATSG shares were valued at $27.27 per share, its volume-weighted average price for the previous 30 trading days immediately preceding March 5, 2021. Also on March 5, 2021, Amazon notified the Company of its intent to exercise warrants from the 2016 Investment agreement for 13,562,897 shares of the Company's common stock by paying $132.0 million of cash to the Company. This exercise was contingent upon the approval of the United States Department of Transportation, and the expiration or termination of any applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. After receiving all required regulatory approvals and clearances, Amazon remitted the funds to the Company on May 7, 2021 and the Company issued the corresponding shares of common stock, completing the warrant exercise.
On December 22, 2018 the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all ten of the 767-300 aircraft in 2020. In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement, Amazon was issued additional warrants for 14.8 million common shares. This group of warrants will expire if not exercised within seven years from their issuance date, in December of 2025, (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). They have an exercise price of $21.53 per share.
On May 29, 2020, Amazon agreed to lease twelve more Boeing 767-300 aircraft from the Company. The first of these leases began in the second quarter of 2020, four more leases began in the first quarter of 2021 with the remaining seven to be delivered in 2021. All twelve of these aircraft leases will be for ten year terms. Pursuant to the 2018 Investment Agreement, as a result of leasing 12 aircraft, Amazon was issued warrants for 7.0 million common shares of which 2.9 million common shares have vested. These warrants will expire if not exercised by December 20, 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The exercise price of these warrants is $20.40 per share.
Issued and outstanding warrants are summarized below as of May 10, 2021:

			Common Shares in millions
	Lease Commitment	Exercise price	Vested	Non-Vested	Expiration

2018 Investment Agreement	10 aircraft	$21.53	14.8	0.0	December 20, 2025
2018 Investment Agreement	12 aircraft	$20.40	2.9	4.1	December 20, 2025
Additionally, Amazon can earn incremental warrant rights for up to 2.9 million common shares under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted for Amazon’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease.
For all outstanding warrants vested, Amazon may select a cashless conversion option. Assuming ATSG’s stock price at the time of conversion is above the warrant exercise price, Amazon would receive fewer shares in exchange for any warrants exercised under the cashless option by surrendering the number of shares with a market value equal to the exercise value.
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
In accordance with the 2016 Investment Agreement, on September 8, 2020, the final number of shares issuable under the third tranche of warrants was determined to be 0.5 million common shares. As a result, under US GAAP, the value of the entire warrant grant under the 2016 Investment Agreement was remeasured on September 8, 2020, and their fair value of $221 million was reclassified from balance sheet liabilities to paid-in-capital. In October 2020 upon the execution of the 10th and final aircraft lease of the December 2018 commitment, warrants for 14.8 million shares from the 2018 Investment Agreement were vested. As a result, under US GAAP, the value of this entire grant was remeasured on October 1, 2020, and their fair value of $154 million was reclassified from balance sheet liabilities to paid-in-capital.
As of March 31, 2021, the Company's liabilities reflected warrants primarily from the 2018 Investment agreement for the May 2020 lease commitment, having a fair value of $96.5 million. During the three months ending March 31, 2021 and 2020 the re-measurements of warrants to fair value resulted in a net non-operating gains of $6.9 million and $118.0 million before the effect of income taxes, respectively.
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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2021	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$40	$—	$40
Total Assets	$—	$40	$—	$40
Liabilities
Interest rate swap	$—	$(10,880)	$—	$(10,880)
Stock warrant obligations	—	—	(96,536)	(96,536)
Total Liabilities	$—	$(10,880)	$(96,536)	$(107,416)

As of December 31, 2020	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,389	$—	$20,389
Total Assets	$—	$20,389	$—	$20,389
Liabilities
Interest rate swap	$—	$(13,414)	$—	$(13,414)
Stock warrant obligation	—	(9,058)	(94,416)	(103,474)
Total Liabilities	$—	$(22,472)	$(94,416)	$(116,888)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $48.2 million more than the carrying value, which was $1,497.8 million at March 31, 2021. As of December 31, 2020, the fair value of the Company’s debt obligations was approximately $70.8 million less than the carrying value, which was $1,479.1 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020
Flight equipment	$2,985,850	$2,856,142
Ground equipment	67,332	65,857
Leasehold improvements, facilities and office equipment	37,283	36,193
Aircraft modifications and projects in progress	206,977	231,451
	3,297,442	3,189,643
Accumulated depreciation	(1,310,360)	(1,249,867)
Property and equipment, net	$1,987,082	$1,939,776
CAM owned aircraft with a carrying value of $1,208.9 million and $1,097.6 million that were under lease to external customers as of March 31, 2021 and December 31, 2020, respectively.
~~A~~ircraft and other long-lived assets are tested for impairment when circumstances indicate the carrying value of the assets may not be recoverable. To conduct impairment testing, the Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of cash flows of other assets and liabilities. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset group are less than the carrying value. If impairment exists, an adjustment is recorded to write the assets down to fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined considering quoted market values, discounted cash flows or internal and external appraisals, as applicable. For assets held for sale, impairment is recognized when the fair value less the cost to sell the asset is less than the carrying value.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Unsubordinated term loans	$608,568	$612,169
Revolving credit facility	160,000	140,000
Senior Notes	493,543	493,376
Convertible debt	224,674	222,391
Other financing arrangements	11,045	11,141
Total debt obligations	1,497,830	1,479,077
Less: current portion	(619)	(13,746)
Total long term obligations, net	$1,497,211	$1,465,331
The Company utilizes a syndicated credit agreement ("Senior Credit Agreement") which, as of March 31, 2021, included unsubordinated term loans and a revolving credit facility. Prior to its amendment on April 6, 2021, the Senior Credit Agreement had a maturity date of November 2024 provided certain liquidity measures are maintained during 2024, an incremental accordion capacity based on debt ratios, and a maximum revolver capacity of $600.0 million. The interest rate is a pricing premium added to LIBOR based upon the the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement. As of March 31, 2021, the unused revolving credit facility available to the Company at the trailing twelve month EBITDA level was $426.0 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
On January 28, 2020, the Company, through a subsidiary, completed a debt offering of $500.0 million in senior unsecured notes (the “Senior Notes”). The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. The net proceeds of $495.0 million from the Senior Notes were used to pay down the revolving credit facility. The Senior Notes do not require principal payments until maturity but prepayments are allowed without penalty beginning February 1, 2025.
The balance of the unsubordinated term loan is net of debt issuance costs of $6.6 million and $7.0 million as of March 31, 2021 and December 31, 2020, respectively. The balance of the Senior Notes is net of debt issuance costs of $6.5 million and $6.6 million as of March 31, 2021 and December 31, 2020, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the unsubordinated term loan and revolving credit facility bear variable interest rates of 1.36% and 1.36%, respectively. The Senior Notes bear a fixed rate of 4.75%.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain certain collateral coverage ratios set forth in the Senior Credit Agreement.
The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under 3.50 times and the secured debt to EBITDA ratio is under 3.0 times, after giving effect to the dividend or repurchase. The Senior Credit Agreement contains covenants, including a maximum permitted total EBITDA to debt ratio, a fixed charge covenant ratio requirement, limitations on certain additional indebtedness, and on guarantees of indebtedness. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.

On April 6, 2021, the Company amended the Senior Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement: (i) increased the aggregate amount of the revolving credit facility from $600 million to $1 billion temporarily, and subsequently to $800 million on April 13, 2021, (ii) permits increases of the revolving credit facility commitments and/or new tranches of terms loans in an aggregate principal amount equal to the sum of $400 million plus the principal amount of indebtedness that could be incurred at the time of the increase that would not cause the Secured Leverage Ratio (as defined in the Amended Credit Agreement) to exceed 3.25 to 1.00 on a pro forma basis, (iii) modified the maturity date of the agreement from November 30, 2024, to April 6, 2026, with such extension of the maturity date being subject to (1) at the election of the Lenders, five one year extensions and (2) an earlier springing maturity date of July 12, 2024, if, on such date, (a) more than $75,000,000 in aggregate principal amount of the Company’s 1.125% senior convertible notes due 2024 remain outstanding and (b) the Company has less than $375,000,000 of liquidity at such time, (iv) removed the Collateral to Total Exposure Ratio (as defined in the agreements) as a financial covenant and (v) prepaid the entire outstanding balance of all term loans at the time of the amendment.
On April 13, 2021, the Company, through a subsidiary, completed its offering of $200.0 million of additional notes ("Additional Notes") under the existing Senior Notes. The Additional Notes are fully fungible with the Senior Notes, treated as a single class for all purposes under the indenture governing the existing notes with the same terms as those of the existing notes (other than issue date and issue price). The net proceeds of $205.5 million were used, in conjunction with draws from the revolving credit facility to pay off the unsubordinated term loans.
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

	March 31,	December 31,
	2021	2020
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(3,646)	(3,894)
Unamortized discount	(30,430)	(32,465)
Convertible debt	224,674	222,391
In conjunction with the offering of the Convertible Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments. The amount received for these warrants and recorded in Stockholders' Equity in the Company’s consolidated balance sheets was $38.5 million. These warrants could result in 8.1 million additional shares of the Company's common stock, if the Company's traded market price exceeds the strike price which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions. The warrants could have a dilutive effect on the computation of earnings per share to the extent that the average traded market price of the Company's common shares for a reporting period exceeds the strike price.

NOTE G—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement requires the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least twenty-five percent of the outstanding balance of the term loan issued in November 2018. The table below provides information about the Company’s interest rate swaps (in thousands):

		March 31, 2021		December 31, 2020
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	11,250	(10)	13,125	(41)
May 30, 2021	1.703%	11,250	(29)	13,125	(80)
December 31, 2021	2.706%	136,875	(2,659)	138,750	(3,551)
March 31, 2022	1.900%	50,000	(892)	50,000	(1,116)
March 31, 2022	1.950%	75,000	(1,375)	75,000	(1,722)
March 31, 2023	2.425%	138,750	(5,915)	140,625	(6,904)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net gain on derivatives of $2.5 million and a net loss of $10.9 million for the three month periods ending March 31, 2021 and 2020, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES
CARES Act and Payroll Support Programs
During 2020, two of the Company's airline subsidiaries, OAI and ATI, received government funds totaling $75.8 million pursuant to payroll support program agreements under the Coronavirus Aid, Relief, and Economic Security

Act (“CARES Act”). In February of 2021, OAI was approved for $37.4 million of additional non-repayable government funds pursuant to a payroll support program agreement under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”). This grant was subsequently increased by $5.6 million. Further, in April 2021, OAI was approved for $40.0 million of additional non-repayable government grants pursuant to a payroll support program agreement under section 7301 of the American Rescue Plan Act of 2021 (the “American Act”).
The three programs are structured in a substantially similar manner. These grants are not required to be repaid if the Company complies with provisions of the CARES Act, the PSP Extension Law, the American Act and the payroll support program agreements. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate. The Company recognizes the grants as contra-expense during the periods in which passenger flight operations and combi flight operations are expected to be negatively impacted by the pandemic. During the three month period ended March 31, 2021, the Company recognized $28.0 million of the grants. The Company expects to recognize all of grant funds into earnings by December 31, 2021. As of March 31, 2021, grants approved and received but not recognized totaled $37.9 million.
In conjunction with the payroll support program agreements, the airlines agreed to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020. OAI further agreed to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2021. The airlines agreed to limit, on behalf of themselves and certain of their affiliates, executive compensation through March 24, 2022; maintain certain air transportation service through March 1, 2022 as may be required by the U.S. Department of Transportation pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the funds and comply with certain reporting requirements. OAI further agreed to limit executive compensation through April 1, 2023. In addition, the Company may not pay dividends or repurchase its shares through September 30, 2022.
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
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the first three months of 2021 and 2020, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $0.9 million and $12.9 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at March 31, 2021 was 2.75% compared to 2.9% at December 31, 2020. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.3 years and 4.5 years as of March 31, 2021 and December 31, 2020, respectively.

For the three month periods ended March 31, 2021 and 2020, cash payments against operating lease liabilities were $5.3 million and $3.9 million, respectively. As of March 31, 2021, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2021	$14,309
2022	15,104
2023	13,801
2024	12,489
2025	8,726
2026 and beyond	3,349
Total undiscounted cash payments	67,778
Less: amount representing interest	(3,680)
Present value of future minimum lease payments	64,098
Less: current obligations under leases	16,781
Long-term lease obligation	$47,317
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of March 31, 2021, the Company had nine aircraft that were in or awaiting the modification process. As of March 31, 2021, the Company has agreements to purchase four more Boeing 767-300 passenger aircraft through 2021 with non-refundable deposits of $7.6 million. As of March 31, 2021, the Company's commitments to acquire and convert aircraft totaled $172.8 million through 2022.
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

Employees Under Collective Bargaining Agreements
As of March 31,2021, the flight crewmember employees of ABX, ATI and Omni and flight attendant employees of ATI and Omni were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	4.6%
ATI	Air Line Pilots Association	9.2%
OAI	International Brotherhood of Teamsters	6.6%
ATI	Association of Flight Attendants	0.7%
OAI	Association of Flight Attendants	6.5%

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
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2021	2020	2021	2020
Service cost	$—	$—	$24	$35
Interest cost	5,597	6,970	10	23
Expected return on plan assets	(11,875)	(11,168)	—	—
Amortization of net (gain) loss	1,764	941	47	31
Net periodic benefit cost (income)	$(4,514)	$(3,257)	$81	$89

During the three month period ending March 31, 2021, the Company contributed $1.1 million to the pension plans. The Company expects to contribute an additional $0.6 million during the remainder of 2021.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2021 have been estimated utilizing a 24% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period.
As a result of these differences in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles, the Company's effective tax rate for the first three months of 2021 was 23.3%. The final effective tax rate for the year 2021 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three month periods ending March 31, 2021 and 2020 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of January 1, 2020	(61,152)	(702)	(12)	(61,866)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	941	31	—	972
Income Tax (Expense) or Benefit	(215)	(7)	—	(222)
Other comprehensive income, net of tax	726	24	—	750
Balance as of March 31, 2020	(60,426)	(678)	(12)	(61,116)

Balance as of January 1, 2021	(78,093)	(549)	(14)	(78,656)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,764	47	—	1,811
Income Tax (Expense) or Benefit	(402)	(11)	—	(413)
Other comprehensive income, net of tax	1,362	36	—	1,398
Balance as of March 31, 2021	(76,731)	(513)	(14)	(77,258)

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

	Three Months Ended
	March 31, 2021		March 31, 2020
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,085,023	$17.14	963,832	$17.67
Granted	274,606	26.65	435,254	18.86
Converted	(115,930)	25.55	(128,463)	19.06
Expired	—	—	(1,000)	19.40
Forfeited	—	—	—	—
Outstanding at end of period	1,243,699	$18.46	1,269,623	$17.94
Vested	357,499	$9.26	353,023	$8.25
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2021 was $26.69, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2021 was $26.50. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2021 using daily stock prices and using the following variables:

2021
Risk-free interest rate	0.3%
Volatility	39.7%
For the three month periods ended March 31, 2021 and 2020, the Company recorded expense of $1.8 million, $1.8 million, respectively, for stock incentive awards. At March 31, 2021, there was $13.1 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2021, none of the awards were convertible, 357,499 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,542,949 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2023.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending March 31,
	2021	2020
Numerator:
Earnings from continuing operations - basic	$42,290	$133,733
Gain from stock warrants revaluation, net of tax	(5,355)	(76,361)
Earnings from continuing operations - diluted	$36,935	$57,372

Denominator:
Weighted-average shares outstanding for basic earnings per share	59,447	59,040
Common equivalent shares:
Effect of stock-based compensation awards and warrants	15,297	8,907
Weighted-average shares outstanding assuming dilution	74,744	67,947
Basic earnings per share from continuing operations	$0.71	$2.27
Diluted earnings per share from continuing operations	$0.49	$0.84
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 487,200 shares and 365,100 shares of restricted stock for 2021 and 2020, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending
	March 31,
	2021	2020
Total revenues:
CAM	$83,277	$74,163
ACMI Services	247,131	284,165
All other	93,698	80,036
Eliminate inter-segment revenues	(48,018)	(49,087)
Total	$376,088	$389,277
Customer revenues:
CAM	$60,800	$46,736
ACMI Services	247,126	284,161
All other	68,162	58,380
Total	$376,088	$389,277
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
The Company's external customer revenues from other activities for the three month periods ended March 31, 2021 and 2020 are presented below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Aircraft maintenance, modifications and part sales	$34,048	$33,835
Ground services	23,460	14,609
Other, including aviation fuel sales	10,654	9,936
Total customer revenues	$68,162	$58,380
CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 15% of CAM's leases to external customers contain purchase options at projected market values. As of March 31, 2021, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $192.3 million for the remainder of 2021, $212.8 million, $168.3 million, $117.6 million, $105.4 million, respectively, for each of the next 4 years ending December 31, 2025 and $275.3 million thereafter. As of December 31, 2020, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $222.4 million, $195.5 million, $150.5 million, $99.8 million and $90.7 million, respectively, for each of the next 5 years ending December 31, 2025 and $202.2 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. During the three month periods ending March 31, 2021 and 2020, the Company recognized $2.7 million and $2.7 million of non lease revenue that was reported in deferred revenue at the beginning of the respective year. Deferred revenue was $1.3 million and $3.0 million at March 31, 2021 and December 31, 2020, respectively, for contracts with customers.

Segment earnings, as used by the Company's management, includes an allocation of interest expense based on a reportable segments' assets. The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ending
	March 31,
	2021	2020
Depreciation and amortization expense:
CAM	$46,995	$43,047
ACMI Services	22,981	25,312
All other	1,075	983
Total	$71,051	$69,342
Interest expense
CAM	9,226	10,255
ACMI Services	4,523	5,301
Government grants recognized
ACMI Service	28,030	—

Segment earnings (loss):
CAM	$21,462	$15,820
ACMI Services	21,259	18,378
All other	389	53
Net unallocated interest expense	(754)	(655)
Net gain on financial instruments	9,472	107,044
Other non-service components of retiree benefit costs, net	4,457	2,898
Loss from non-consolidated affiliate	(1,183)	(2,764)
Pre-tax earnings from continuing operations	$55,102	$140,774
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	March 31,	December 31
	2021	2020
Assets:
CAM	$2,093,190	$2,037,628
ACMI Services	807,822	811,516
All other	146,701	152,601
Total	$3,047,713	$3,001,745
During the first three months of 2021, the Company had capital expenditures for property and equipment of $22.4 million and $102.5 million for the ACMI Services and CAM, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our", or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2020.

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
The health and safety of our employees is paramount. Our airline operations rely on flight crews, aircraft maintenance technicians, flight support personnel and aircraft loading personnel. We rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. Maintaining the health of our employees during the COVID-19 pandemic is essential for us to operate safely and maintain our customers' networks. We have taken precautions to prevent, detect and limit the spread of the COVID-19 virus in the workplace. These practices include daily temperature checks, requiring face masks, periodically sanitizing facilities, frequent cleaning of high touch surfaces, supporting remote working, travel restrictions, promoting social distancing and frequent hand washing, contact tracing, quarantining, and other practices prescribed by the Centers for Disease Control and Prevention. We have added extra precautions and redundancies related to crews reserves, employee travel protocols, sanitation and other measures.
The Company's passenger flight operations have been and continue to be impacted by the pandemic primarily as a result of certain international airport closures, flight cancellations and increased expenses. The Company's airlines have received government funding pursuant to payroll support programs of the federal government as described in Note H of the accompanying financial statements. The pandemic has not had a significant adverse financial impact on our leasing operations or our airline operations for customers' freight networks. We have not experienced a wide-spread outbreak at any location. However, a COVID-19 outbreak among our flight crews, at one of our maintenance facilities, at customer sorting centers or at an airport could result in workforce shortages, facility closures and additional flight cancellations. In such event, flight delays and additional costs would result. A COVID-19 outbreak at one of our maintenance facilities, or at customer sorting centers could result in workforce shortages and facility closures.
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
At March 31, 2021, we owned 98 Boeing aircraft that were in revenue service. At March 31, 2021, CAM also owned nine Boeing 767-300 aircraft either already undergoing or awaiting induction into the freighter conversion process. In addition to these aircraft, we leased two freighter aircraft provided by a customer and four passenger aircraft. Our largest customers are the U.S. Department of Defense ("DoD"), Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") and DHL Network Operations (USA), Inc. and its affiliates ("DHL").

DoD
The DoD comprised 22% and 30% of the Company's consolidated revenues during the three month periods ended March 31, 2021 and 2020, respectively. The Company's airlines have been providing passenger and cargo airlift services to the U.S. DoD since the mid 1990's. Contracts with the US Transportation Command ("USTC") are typically for a one-year period, however, the current passenger international charter contract has a two-year term with option periods, at the election of the DoD, through September 2024 and the contract with ATI to provide combi aircraft operations, runs through December 2021. The decline in the percentage of revenues from DoD primarily reflects the negative impact of the pandemic on our passenger flight operations and increased revenues from aircraft leases to other customers, including Amazon.
Amazon
Revenues from our commercial arrangements with ASI comprised approximately 35% and 29% of our consolidated revenues during the three month periods ending March 31, 2021 and 2020, respectively. On March 8, 2016, we entered into an Air Transportation Services Agreement (as amended, the “ATSA”) with ASI pursuant to which we lease Boeing 767 freighter aircraft to ASI, operate the aircraft via our airline subsidiaries and provide ground handling services by our subsidiary, LGSTX. Under the ATSA, we operate aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network. The operating term of the ATSA runs through March of 2026 and is thereafter subject to renewal provisions.
The table below summarizes aircraft lease placements and commitments with Amazon as of March 31, 2021.

	Amazon	Year of
	# of Leases	Commencement	Expiration
Leased
Boeing 767-200	12	2016	2023
Boeing 767-300	2	2016	2026
Boeing 767-300	6	2017	2027
Boeing 767-300	6	2019	2029
Boeing 767-300	5	2020	2030
Boeing 767-300	4	2021	2031

Lease Commitments
Boeing 767-300	7	2021	2031

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
For additional information about the Amazon warrants, see Note C to the accompanying financial statements in this report.

DHL
DHL accounted for 14% and 11% of the Company's consolidated revenues, excluding directly reimbursed revenues, during the three month periods ending March 31, 2021 and 2020, respectively. Under a CMI agreement with DHL, ABX operates and maintains aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the CMI agreement, ABX is responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to DHL that it operates. As of March 31, 2021, the Company, through CAM, leased 13 Boeing 767 aircraft to DHL comprised of six Boeing 767-200 aircraft and seven Boeing 767-300 aircraft, expiring between 2021 and 2024. Eight of the 13 Boeing 767 aircraft were being operated by the Company's airlines for DHL. We also operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL during the first half of 2020. DHL terminated operating agreements for three of the Boeing 757 aircraft in mid 2020 and the last one during the first quarter of 2021.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations decreased by $13.2 million, or 3%, to $376.1 million during the first three months of 2021 compared to 2020. Customer revenues decreased in 2021 for contracted passenger airline services and charter flights, and were partially offset by increases in aircraft leasing and flying for our customers' package delivery networks compared to the previous year period. Beginning in late February 2020, our passenger related revenues were disrupted due to the COVID-19 pandemic. As a result of the pandemic, the DoD and other customers have cancelled or reduced the level of scheduled passenger flights. The cancelled or reduced level of scheduled passenger flights was partially offset in 2020 by special airlift capacity and missions for governmental agencies related to the pandemic. These additional flights have not continued at the same level in 2021.
The consolidated net earnings from continuing operations were $42.3 million for the three month period ending March 31, 2021 compared to $133.7 million for the corresponding period of 2020. The pre-tax earnings from continuing operations were $55.1 million for the first quarter of 2021 compared to $140.8 million for 2020. Earnings were affected by the following specific events or certain adjustments that do not directly reflect our underlying operations among the periods presented.
•Pre-tax basis earnings included net gains of $9.5 million and $107.0 million for the three month periods ended March 31, 2021 and 2020, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon.
•Pre-tax earnings were also reduced by $5.7 million and $4.9 million for the three month periods ended March 31, 2021 and 2020, respectively, for the amortization of customer incentives given to ASI in the form of warrants.
•Pre-tax earnings from continuing operations included gains of $4.5 million and $2.9 million for the three month periods ended March 31, 2021 and 2020, respectively, for non-service components of retiree benefit plans.
•Pre-tax earnings included losses of $1.2 million and $2.8 million for the three month periods ended March 31, 2021 and 2020, respectively, for the Company's share of development costs for a joint venture and the partial sale of an airline investment.
•During the first quarter of 2021, the Company recognized $28.0 million of government grants from payroll support program agreements during the pandemic.
After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $20.0 million and $38.5 million for the three month periods ended March 31, 2021 and 2020, respectively. Adjusted pre-tax earnings from continuing operations for the first quarter of 2021, which excludes the recognition of COVID-19 related government grants, decreased by $18.4 million compared to 2020, driven primarily by reduced ACMI Services revenues for passenger flying compared to the corresponding period of 2020.

Pre-tax segment earnings for CAM increased $5.6 million compared to the first quarter of 2020, driven by 13 more aircraft under lease to external customers during the first quarter of 2021. Pre-tax segment earnings for ACMI Services increased $2.9M during the first quarter of 2021 compared to the previous year, as reduced passenger flying due to COVD-19 was offset by the recognition of pandemic-related government grants.
A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$88,229	$78,609
Lease incentive amortization	(4,952)	(4,446)
Total CAM	83,277	74,163
ACMI Services	247,131	284,165
Other Activities	93,698	80,036
Total Revenues	424,106	438,364
Eliminate internal revenues	(48,018)	(49,087)
Customer Revenues	$376,088	$389,277

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$21,462	$15,820
ACMI Services, inclusive of government grants and interest expense	21,259	18,378
Other Activities	389	53
Net unallocated interest expense	(754)	(655)
Net financial instrument re-measurement (loss) gain	9,472	107,044
Other non-service components of retiree benefits costs, net	4,457	2,898
Loss from non-consolidated affiliate	(1,183)	(2,764)
Pre-Tax Earnings (Loss) from Continuing Operations	55,102	140,774
Add other non-service components of retiree benefit costs, net	(4,457)	(2,898)
Less government grants	(28,030)	—
Add charges for non-consolidated affiliates	1,183	2,764
Add customer incentive amortization	5,699	4,857
Add net loss (gain) on financial instruments	(9,472)	(107,044)
Adjusted Pre-Tax Earnings from Continuing Operations	$20,025	$38,453
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments; (iii) customer incentive amortization; (iv) the start-up costs of a non-consolidated joint venture and (v) the sale of an airline investment. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. We also excluded the recognition of government grants from adjusted pre-tax earnings to highlight the varying impact of the grants on our operations. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.

Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of March 31, 2021 and December 31, 2020. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At March 31, 2021, the Company owned nine Boeing 767-300 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first three months of 2021 is summarized below:
•CAM completed the modification of four Boeing 767-300 freighter aircraft purchased in the previous year and began to lease three of these aircraft to external customers under multi-year leases. ATI operates two of these aircraft for a customer. CAM leased the fourth aircraft to ATI.
•ATI returned three Boeing 767-300 freighter aircraft to CAM. CAM leased two of these aircraft to an external customer under a multi-year lease. ATI operates these aircraft for the customer. The third aircraft is being prepped for lease to an external customer in the second quarter.
•External customers returned three Boeing 767-200 freighter aircraft to CAM. These aircraft are being prepped for leases to other external customers later in 2021.
•CAM purchased four Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2021.
•OAI returned one Boeing 767-300 passenger aircraft to CAM. CAM has begun converting this passenger aircraft into a standard freighter configuration. This aircraft is expected to be leased to an external customer later in 2021.
•ATI returned the last Boeing 757-200 freighter aircraft to CAM and the aircraft was retired.

	March 31, 2021			December 31, 2020
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	5	25	30	5	28	33
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	3	50	53	5	45	50
Boeing 767-300 Passenger	6	—	6	7	—	7
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Freighter	—	—	—	1	—	1
Boeing 757-200 Combi	4	—	4	4	—	4
Total	23	75	98	27	73	100
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3
Boeing 767-300 Freighter	2	—	2	2	—	2
Total	6	—	6	6	—	6
Other aircraft
Owned Boeing 767-300 under modification	—	9	9	—	8	8
Owned Boeing 767 available or staging for lease	—	4	4	—	—	—

As of March 31, 2021, ABX, ATI and OAI were leasing 23 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 25 externally leased Boeing 767-200 freighter aircraft, 12 were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX, five were leased to DHL and were being operated by a DHL-affiliated airline and seven were leased to other external customers. Of the 50 externally leased Boeing 767-300 freighter aircraft, 23 were leased to ASI and operated by ABX or ATI, seven were leased to DHL and operated by ABX, and 20 were leased to other external customers, one of which was operated by ATI. The carrying values of the total in-service fleet as of March 31, 2021 and December 31, 2020 were $1,557.8 million and $1,535.3 million, respectively.
The table above does not reflect one Boeing 767-200 passenger aircraft and four Boeing 757 aircraft that are being marketed for sale.
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years.
As of March 31, 2021 and 2020, CAM had 75 and 62 aircraft under lease to external customers, respectively. CAM's revenues grew by $9.1 million during the first quarter of 2021 compared to 2020, primarily as a result of additional aircraft leases. Revenues from external customers totaled $60.8 million and $46.7 million for the first quarters of 2021 and 2020, respectively. CAM's revenues from the Company's airlines totaled $22.5 million during the first quarter of 2021, compared to $27.4 million for 2020. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $9.6 million in the first quarter of 2021 compared to 2020, as a result of new aircraft leases in 2021 and 2020. Since April 1, 2020, CAM added 14 Boeing 767-300 aircraft to its portfolio and placed 15 Boeing 767-300 aircraft to external customers under long-term leases.
CAM's pre-tax segment earnings, inclusive of internally allocated interest expense, were $21.5 million and $15.8 million during the first quarters of 2021 and 2020, respectively. Increased pre-tax earnings reflect the 14 aircraft placed into service since April 1, 2020 and a $1.0 million decrease in internally allocated interest expense, partially offset by a $3.9 million increase in depreciation expense driven by the addition of 14 Boeing aircraft into service since the end of the first quarter of 2020.
In addition to the nine Boeing 767-300 aircraft which were in the modification process at March 31, 2021, CAM has agreements to purchase four more Boeing 767-300 aircraft and expects to complete their modifications through 2021. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. We expect to lease at least 12 newly modified Boeing 767-300 freighters and re-deploy four Boeing 767-300 freighters during 2021, comprising eleven to Amazon and five to other external customers. CAM's future operating results will also depend on the timing and lease rates under which aircraft are redeployed when leases expire. During the first quarter of 2021, three leases for a Boeing 767-200 were returned and two others are expected to be returned later in 2021. CAM's future operating results will also be impacted by the additional amortization of warrant incentives as incremental long-term aircraft leases to ASI commence.
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
Total revenues from ACMI Services decreased $37.0 million during the first quarter of 2021 compared with 2020 to $247.1 million. Decreased revenues reflect a 5% net decrease in billable block hours during the first quarter of 2021 compared to 2020. Revenues for the first quarter of 2021 were impacted by the COVID-19 pandemic more so than the first quarter of 2020. In late February 2020, the DoD began canceling combi aircraft flights and in March 2020, commercial customers began canceling scheduled passenger flights as a result of the pandemic. Combined block hours flown for all passenger flights including contracted commercial passenger and combi flights declined 42% for the first quarter of 2021, compared to 2020 due to the pandemic. The decline in revenues from these cancellations was partially mitigated by increased flying for customer e-commerce networks.
ACMI Services had pre-tax segment earnings of $21.3 million during the first quarter of 2021, compared to $18.4 million for 2020 inclusive of internally allocated interest expense and the recognition of pandemic-related government grants of $28.0 million in 2021. No amount of government grants were recognized in 2020. Internally allocated interest expense decreased to $4.5 million for the first quarter of 2021 compared to $5.3 million for 2020.
During the first quarter of 2021, we began to operate four more CAM-owned Boeing 767-300 aircraft under the Amazon ATSA. Flight crew training costs and other start-up expenses, were approximately $2 million more in the first quarter of 2021 compared to 2020. As of March 31, 2021, ACMI Services included 73 in-service aircraft compared to 69 as of March 31, 2020.
Maintaining profitability in ACMI Services will depend on a number of factors, including the impact of the COVID-19 pandemic, customer flight schedules, crewmember productivity and pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. We expect our operating results from commercial passenger and combi flights to continue to be detrimentally impacted by the pandemic during 2021. The DoD has reduced normal personnel movements while most of our other passenger service customers have suspended their operations and demand for commercial passenger charters has significantly declined. During 2020, the DoD and other government agencies contracted for special airlift capacity and missions which are not expected to occur at the same level in the months ahead. Similarly, customers may find alternatives for the incremental e-commerce routes we operate. While it is difficult to predict, we expect revenues from passenger operations to continue to be lower during 2021 than we recognized in 2020. In December 2020, ABX and its pilots union amended the collective bargaining agreement. While the changes in the amendment are expected to positively impact productivity, we expect compensation costs to increase between $7 million to $8 million for ABX pilots in 2021.
We expect Amazon to lease at least seven more Boeing 767-300 freighter aircraft from CAM during the last nine months of 2021 and contract the operation of those aircraft through our existing ATSA. We also expect Amazon to contract with us to operate at least two more Amazon-provided aircraft under the ATSA in 2021.
Other Activities
We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. Through our FAA certificated maintenance and repair subsidiaries, we sell aircraft parts and provide aircraft maintenance and modification services. We also arrange and perform logistical services and package sorting services for certain ASI gateway locations in the U.S. We provide maintenance for ground equipment, facilities and material handling equipment and we resell aviation fuel in Wilmington, Ohio. Additionally, we provide flight training services. Other activities include the cost of unallocated corporate expenses.
External customer revenues from all other activities increased $9.8 million in the first quarter of 2021 compared to 2020 primarily due to ground services from the addition of the two new USPS mail facilities in mid 2020. Revenues from aircraft maintenance and part sales were flat during the first quarter of 2021, while revenues from two USPS mail facility contracts increased sharply. The pre-tax earnings from other activities increased by $0.3 million to $0.4 million in the first quarter of 2021. Pre-tax earnings for 2021 were impacted by reductions in revenues from higher margin ground services and aircraft maintenance services. Ground service customers have chosen to in-source some of the higher margin services we provided in 2020, while at the same time we have experienced additional revenues from the two new USPS mail facility contracts which generated losses and low margins during the quarter.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $16.5 million, or 13% during the quarter ended March 31, 2021 compared to the corresponding period of 2020 driven by higher employee headcount for flight operations, maintenance operations and package sorting services. The total headcount increased 16% as of March 31, 2021 compared to March 31, 2020, including additional personnel for the two USPS mail contracts added since last year. Additionally, increases since April 1, 2020 include more flight crewmembers, aircraft maintenance technicians and other personnel to support additional flight operations for our customers' express cargo networks, primarily ASI.

Depreciation and amortization expense increased $1.7 million during the quarter ended March 31, 2021 compared to the corresponding period of 2020. The increase reflects incremental depreciation for fourteen Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since the April 1, 2020, as well as capitalized heavy maintenance and navigation technology upgrades. This increase in depreciation was offset by the retirement of the Boeing 757 freighter fleet and lower depreciation expense on passenger aircraft engines due to reduced activity compared to the previous year. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased by $0.3 million during the quarter ended March 31, 2021 compared to the corresponding period of 2020. Increased maintenance expense for the first quarter of 2021 was driven by increased flight operations for our customers' express cargo networks, offset by lower costs for unscheduled engine repairs at our airlines. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense decreased by $13.4 million during the quarter ended March 31, 2021 compared to the corresponding period of 2020. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. Fuel expense decreased during the first quarter of 2021 compared to 2020 due to lower block hours for passenger flight services and lower prices for aviation fuel during the pandemic.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $0.5 million during the quarter ended March 31, 2021 compared to the corresponding period of 2020.
Travel expense decreased by $3.3 million during the quarter ended March 31, 2021 compared to the corresponding period of 2020. The decrease in travel expense was due to less employee travel and the lower costs of air travel during the pandemic.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.4 million during the quarter ended March 31, 2021 compared to the corresponding period of 2020, driven by increased block hours for our customers' express cargo networks.
Rent expense increased by $2.4 million during the quarter ended March 31, 2021 compared to the corresponding period of 2020 due to the lease of an additional passenger aircraft and facility rents for the two USPS facilities started in mid 2020.
Insurance expense increased by $1.5 million during the quarter ended March 31, 2021 compared to the corresponding period of 2020. Aircraft fleet insurance has increased due to additional aircraft operations and higher insurance rates during the first quarter of 2021 compared to 2020.
Other operating expenses increased by $1.2 million during the quarter ended March 31, 2021 compared to the corresponding period of 2020. Other operating expenses include professional fees, employee training, utilities, commission expense to our CRAF team for DoD revenues and other expenses.
Operating results included a pre-tax expense credit of $28.0 million during the quarter ended March 31, 2021 to recognize grants received from the U.S. government for payroll support programs. For additional information about the government grants, see Note H of the accompanying financial statements.
Non Operating Income, Adjustments and Expenses
Interest expense decreased by $1.8 million during the quarter ended March 31, 2021 compared to the corresponding period of 2020. Interest expense during the first quarter of 2021 decreased compared to 2020 due to lower interest rates on our borrowings under the Senior Credit Agreement and lower average debt balances outstanding during the year. During the second quarter of 2021, we will record a pre-tax charge of approximately $6.6 million to write-off the unamortized debt issuance costs of the Company's term loans which were prepaid in full during April 2021.
The Company recorded unrealized pre-tax gains on financial instruments re-measurements of $9.5 million during the first quarter of 2021, compared to $107.0 million for 2020. The gains and losses include the results of re-valuing, as of March 31, 2021 and 2020, the fair value of the stock warrants granted to Amazon. Generally, the warrant value increases or decreases with corresponding increases or decreases in the ATSG share price during the measurement period. Warrant gains for the first quarter of 2021 reflect a 7% decrease in the traded price of ATSG shares. Additionally, the value of certain warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the traded value of ATSG shares and increases in the probability of vested warrants each result in an increase to the warrant value and resulted in warrant losses recorded to financial instruments for 2021.
Non-service components of retiree benefits were a net gain of $4.5 million for the first quarter of 2021 compared to $2.9 million for 2020. The non-service component gain and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gains and losses stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non-service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2021 have been estimated utilizing a 24% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, officer's compensation, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective tax rate from continuing operations for the three month period ended March 31, 2021 was 23%. The effective tax rate is affected by the re-measurement of warrants, changes in valuation allowances and other discrete tax items in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurements, incentive amortizations and the other adjustments for adjusted pre-tax earnings from continuing operations (see items in table above) was 24% for the three month period ended March 31, 2021. The effective tax rate before including the effects of the warrants was 24% for the three month period ended March 31, 2020.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax gains related to the former sorting operations were $4.9 million for the first quarter of 2020. Pre-tax earnings during 2020 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $124.4 million and $99.0 million for the first three months in 2021 and 2020, respectively. Improved cash flows from operating activities during 2021 were derived from additional aircraft leases to customers and the receipt of $37.4 million of grant funds from the U.S. government for payroll support programs offset by lowering passenger operating levels within the ACMI Services segment. Cash outlays for pension contributions were $1.1 million and $1.3 million for the first three months of 2021 and 2020, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $125.4 million and $143.5 million for the first three months of 2021 and 2020, respectively. Capital expenditures in the first quarter of 2021 included $84.7 million for the acquisition of four Boeing 767-300 aircraft and freighter modification costs; $37.3 million for required heavy maintenance; and $3.4 million for other equipment. Capital expenditures in the first quarter of 2020 included $105.4 million for the acquisition of five Boeing 767-300 aircraft and freighter modification costs; $27.4 million for required heavy maintenance; and $10.7 million for other equipment, including the purchases of aircraft engines and rotables.

During the first quarters of 2021 and 2020, we contributed $1.7 million and $3.0 million, respectively, to a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash provided by financing activities was $14.6 million during the first three months of 2021 compared to $72.3 million in 2020. During the first three months in 2021, we drew $140.0 million from the revolving credit facility and we made scheduled debt principal payments of $4.1 million and payments on the revolving credit facility of 120.0 million. During the first three months in 2020, we drew $80.0 million from the revolving credit facility. Our financing activities during the first three months in 2020 included a debt offering of $500 million in senior unsecured notes (the "Senior Notes"). The net proceeds from the Senior Notes were used to pay down the revolving credit facility in 2020. Our borrowing activities were necessary to purchase and modify aircraft for deployment into air cargo markets.
Commitments
As of March 31, 2021, the Company had nine aircraft that were in or awaiting the modification process. Additionally, we placed non-refundable deposits and have agreements to purchase four more Boeing 767-300 passenger aircraft through 2021. We expect to purchase additional aircraft for modification in 2021. We estimate that capital expenditures for 2021 will total at least $500 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We expect to finance the capital expenditures from current cash balances, future operating cash flows and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note I of the accompanying financial statements in this report.
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. Approval of a supplemental type certificate from the FAA was granted in April 2021 and conversions are expected to begin in 2021. We expect to make contributions to the join-venture, equal to the Company's 49% ownership percentage, as may be needed for inventory and other working capital needs during 2021.
Liquidity
At March 31, 2021, the Company had $51.7 million of cash balances. We believe that the Company's current cash balances and forecasted cash flows provided from its customer leases and operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
The Company has a Senior Credit Agreement with a consortium of banks. Borrowings under the Senior Credit Agreement are collateralized by certain Company-owned aircraft. The Company has also issued unsecured Senior Notes in unregistered offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Senior Credit Agreement and Senior Notes are described in Note F of the accompanying financial statements. In April and May 2021, we made changes to the Company's debt structure which resulted in the extension of repayment maturities, a reduction in collateralized borrowings outstanding, an increase to fixed rate debt, and increased borrowing capacity subject to certain conditions.
The Senior Credit Agreement was amended on April 6, 2021 ("Amended Credit Agreement") to increase the maximum amount of the Company's revolving credit facility from $600 million to $1 billion temporarily, and subsequently on April 13, 2021 to $800 million. In addition, the amendment modified the maturity date of the agreement from November 30, 2024, to April 6, 2026, and effected other changes as described in Note F of the accompanying financial statements. In conjunction with the amendment, we prepaid the entire outstanding balance of all term loans at the time of the amendment.
On January 8, 2020, the Company, through a subsidiary, issued $500 million of Senior Notes. On April 13, 2021, the Company, through a subsidiary, completed an offering of $200 million of additional Senior Notes ("Additional Notes"). The Additional Notes are fully fungible with the previously-issued Senior Notes, treated as a single class for all purposes under the indenture governing the Senior Notes with the same terms as those of the previously-issued Senior Notes (other than issue date and issue price) and mature on February 1, 2028. The net proceeds of $205.5 million were used to reduce borrowings under the revolving credit facility.
On May 7, 2021, Amazon remitted cash of $132 million to the Company to exercise warrants for the Company's common stock as described in Note C of the accompanying financial statements in this report. These funds are being used to further pay down the balance of the revolving credit facility.
The Senior Credit Agreement is collateralized by our fleet of Boeing 777, 767 and 757 freighter aircraft. Under the terms of the Senior Credit Agreement, we are required to maintain collateral coverage equal to 125% of the outstanding balances of the term loans and the total funded revolving credit facility. The minimum collateral coverage which must be maintained is 50% of the outstanding balance of the term loan plus the revolving credit facility commitment. As mentioned above, in conjunction with the amendment to the Senior Credit Agreement done on April 6, 2021, the Company paid off the entire outstanding balance of all term loans.
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
As of March 31, 2021, the unused revolving credit facility totaled $426.0 million and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million. Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the Senior Notes and the revolving credit facility bear variable interest rates of 4.75% and 1.36%, respectively.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2021 and 2020, we were not involved in any material unconsolidated SPE transactions.
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
No changes have occurred to the market risks the Company faces since information about those risks was disclosed in item 7A of the Company's 2020 Annual Report on form 10-K filed with the Securities and Exchange Commission on March 1, 2021.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2021. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the first quarter of 2021. As of March 31, 2021, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.
The share repurchase program has been suspended until the CARES Act, PSP Extension Law, and American Act restrictions on the repurchase of shares have lapsed. For more information, see Note H of the accompanying consolidated financial statements in this report.
On March 5, 2021, Amazon exercised warrants for 865,548 shares of the Company's common stock through a cashless exercise by forfeiting 480,047 warrants from the 2016 Investment Agreement as payment. For the cashless exchange, ATSG shares were valued at $27.27 per share, its volume-weighted average price for the previous 30 trading days immediately preceding March 5, 2021. Also on March 5, 2021, Amazon notified the Company of its intent to exercise warrants from the 2016 Investment agreement for 13,562,897 shares of the Company's common stock by paying $132.0 million of cash to the Company. This exercise was contingent upon the approval of the United States Department of Transportation, and the expiration or termination of any applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. After receiving all required regulatory approvals and clearances, Amazon remitted the funds to the Company on May 7, 2021 and the Company issued the corresponding shares of common stock, completing the warrant exercise. These funds are being used to pay down the balance of the Company's revolving credit facility. The shares were issued to Amazon without registration under the Securities Act of 1933, as amended (the “1933 Act”), pursuant to exemptions from registration under Section 4(2) of the 1933 Act and Regulation D promulgated by the Securities and Exchange Commission under the 1933 Act.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation

Instruments defining the rights of security holders

4.1	Supplemental Indenture, dated as of April 13, 2021, among Cargo Aircraft Management, Inc., the guarantors party thereto, and Regions Bank, an Alabama state banking corporation, as trustee. (2)

Material Contracts

10.1
Payroll Support Program Extension Agreement, dated February 2, 2021, by and between Omni Air international, LLC and the U.S. Department of Treasury under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021, filed herewith.

10.2	Amendment to Investment Agreement, dated as of March 5, 2021, by and between Air Transport Services Group, Inc., and Amazon.com, Inc., filed herewith.

10.3
Third Amended and Restated Credit Agreement, dated as of April 6, 2021, by and among Cargo Aircraft Management, Inc., as borrower, Air Transport Services Group, Inc., the lenders and other financial institutions from time to time a party thereto, Trust Bank, as administrative agent and a lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as co-syndication agents and Regions Bank, as documentation agent. (1)

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
____________________
(1)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 6, 2021.
(2)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 13, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2021

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 10, 2021	and Principal Accounting Officer)