Form 10-Q
period 2021-06-30
Air Transport Services Group, Inc.
filed 2021-08-09
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of August 9, 2021, there were 74,202,815 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$84,909	$39,719
Accounts receivable, net of allowance of $890 in 2021 and $997 in 2020	176,146	153,511
Inventory	44,501	40,410
Prepaid supplies and other	27,931	39,096
TOTAL CURRENT ASSETS	333,487	272,736
Property and equipment, net	2,097,256	1,939,776
Customer incentive	114,510	126,007
Goodwill and acquired intangibles	511,001	516,290
Operating lease assets	63,925	68,824
Other assets	90,675	78,112
TOTAL ASSETS	$3,210,854	$3,001,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$172,286	$141,425
Accrued salaries, wages and benefits	58,888	56,506
Accrued expenses	18,213	19,005
Current portion of debt obligations	622	13,746
Current portion of lease obligations	16,889	17,784
Unearned revenue and grants	68,970	53,522
TOTAL CURRENT LIABILITIES	335,868	301,988
Long term debt	1,398,470	1,465,331
Stock warrant obligations	63,085	103,474
Post-retirement obligations	25,626	35,099
Long term lease obligations	47,192	51,128
Other liabilities	47,183	47,963
Deferred income taxes	178,703	141,265
TOTAL LIABILITIES	2,096,127	2,146,248
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 74,202,815 and 59,560,036 shares issued and outstanding in 2021 and 2020, respectively	742	596
Additional paid-in capital	989,611	855,547
Retained earnings	200,234	78,010
Accumulated other comprehensive loss	(75,860)	(78,656)
TOTAL STOCKHOLDERS’ EQUITY	1,114,727	855,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,210,854	$3,001,745

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES	$409,872	$377,794	$785,960	$767,071
OPERATING EXPENSES
Salaries, wages and benefits	141,524	119,503	283,540	245,034
Depreciation and amortization	75,633	68,291	146,684	137,633
Maintenance, materials and repairs	45,913	43,704	87,920	85,381
Fuel	36,592	36,787	67,034	80,586
Contracted ground and aviation services	18,794	13,546	33,597	27,895
Travel	18,501	17,315	36,905	38,972
Landing and ramp	3,026	2,772	6,135	5,517
Rent	5,726	5,198	11,594	8,684
Insurance	3,068	2,508	6,204	4,176
Other operating expenses	14,750	15,738	31,173	30,954
Government grants	(38,274)	(9,821)	(66,304)	(9,821)
Impairment of aircraft and related assets	—	39,075	—	39,075
	325,253	354,616	644,482	694,086
OPERATING INCOME	84,619	23,178	141,478	72,985
OTHER INCOME (EXPENSE)
Interest income	9	12	28	124
Non-service component of retiree benefit gains	4,456	2,898	8,913	5,796
Debt issuance costs	(6,505)	—	(6,505)	—
Net gain (loss) on financial instruments	35,703	(109,723)	45,175	(2,679)
Gain (loss) from non-consolidated affiliate	965	(6,513)	(218)	(9,277)
Interest expense	(15,021)	(16,045)	(29,543)	(32,368)
	19,607	(129,371)	17,850	(38,404)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	104,226	(106,193)	159,328	34,581
INCOME TAX BENEFIT (EXPENSE)	(24,357)	1,031	(37,169)	(6,010)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	79,869	(105,162)	122,159	28,571
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	65	236	65	4,008
NET EARNINGS (LOSS)	$79,934	$(104,926)	$122,224	$32,579

BASIC EARNINGS PER SHARE
Continuing operations	$1.17	$(1.78)	$1.91	$0.48
Discontinued operations	—	0.01	—	0.07
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$1.17	$(1.77)	$1.91	$0.55

DILUTED EARNINGS PER SHARE
Continuing operations	$0.74	$(1.78)	1.23	0.14
Discontinued operations	—	0.01	—	0.05
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$0.74	$(1.77)	1.23	0.19

WEIGHTED AVERAGE SHARES
Basic	68,206	59,130	63,851	59,085
Diluted	72,964	59,130	73,849	68,104

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET EARNINGS (LOSS)	$79,934	$(104,926)	$122,224	$32,579
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	1,362	726	2,724	1,452
Defined Benefit Post-Retirement	36	24	72	48

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$81,332	$(104,176)	$125,020	$34,079

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT MARCH 31, 2020	59,623,195	$596	$476,423	$183,400	$(61,116)	$599,303
Stock-based compensation plans
Grant of restricted stock	900	—	—			—
Withholdings of common shares, net of issuances	(33,825)	—	(724)			(724)
Forfeited restricted stock	(500)	—	—			—
Amortization of stock awards and restricted stock			2,130			2,130
Total comprehensive income (loss)				(104,926)	750	(104,176)
BALANCE AT JUNE 30, 2020	59,589,770	$596	$477,829	$78,474	$(60,366)	$496,533

BALANCE AT JANUARY 1, 2020	59,329,431	$593	$475,720	$45,895	$(61,866)	$460,342
Stock-based compensation plans
Grant of restricted stock	201,400	2	(2)			—
Issuance of common shares, net of withholdings	59,439	1	(1,840)			(1,839)
Forfeited restricted stock	(500)	—	—			—
Amortization of stock awards and restricted stock			3,951			3,951
Total comprehensive income (loss)				32,579	1,500	34,079
BALANCE AT JUNE 30, 2020	59,589,770	$596	$477,829	$78,474	$(60,366)	$496,533

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, cont.
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT MARCH 31, 2021	60,641,436	$606	$856,090	$120,300	$(77,258)	$899,738
Stock-based compensation plans
Grant of restricted stock	—	—	—			—
Withholdings of common shares, net of issuances	(1,518)	—	(39)			(39)
Conversion of warrants	13,562,897	136	131,831			131,967
Amortization of stock awards and restricted stock			1,729			1,729
Total comprehensive income (loss)				79,934	1,398	81,332
BALANCE AT JUNE 30, 2021	74,202,815	$742	$989,611	$200,234	$(75,860)	$1,114,727

BALANCE AT JANUARY 1, 2021	59,560,036	$596	$855,547	$78,010	$(78,656)	$855,497
Stock-based compensation plans
Grant of restricted stock	122,100	1	(1)			—
Issuance of common shares, net of withholdings	92,234	1	(1,237)			(1,236)
Conversion of warrants	14,428,445	144	131,823			131,967
Amortization of stock awards and restricted stock			3,479			3,479
Total comprehensive income (loss)				122,224	2,796	125,020
BALANCE AT JUNE 30, 2021	74,202,815	$742	$989,611	$200,234	$(75,860)	$1,114,727

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net earnings from continuing operations	$122,159	$28,571
Net earnings from discontinued operations	65	4,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	163,590	153,088
Pension and post-retirement	3,622	1,944
Deferred income taxes	36,613	6,597
Amortization of stock-based compensation	3,479	3,951
Loss from non-consolidated affiliates	218	9,277
Net (gain) loss on financial instruments	(45,175)	2,679
Debt issuance costs	6,505	—
Impairment of aircraft and related assets	—	39,075
Changes in assets and liabilities:
Accounts receivable	(22,688)	(3,677)
Inventory and prepaid supplies	5,107	(6,992)
Accounts payable	26,698	9,628
Unearned revenue	14,656	26,631
Accrued expenses, salaries, wages, benefits and other liabilities	6,306	(12,104)
Pension and post-retirement balances	(14,057)	(10,049)
Other	93	(3,631)
NET CASH PROVIDED BY OPERATING ACTIVITIES	307,191	248,996
INVESTING ACTIVITIES:
Expenditures for property and equipment	(300,249)	(265,882)
Proceeds from property and equipment	724	9,080
Investments in businesses	(2,482)	(5,556)
NET CASH USED IN INVESTING ACTIVITIES	(302,007)	(262,358)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(1,725,919)	(543,240)
Proceeds from revolving credit facilities	1,430,600	80,000
Payments for financing costs	(2,806)	(7,507)
Proceeds from bond issuance	207,400	500,000
Proceeds from exercise of warrants	131,967	—
Withholding taxes paid for conversion of employee stock awards	(1,236)	(1,839)
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,006	27,414

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,190	14,052
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,719	46,201
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,909	$60,253

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$20,112	$16,779
Federal and state income taxes paid	$1,227	$650
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$40,143	$44,171
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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill, by operating segment, are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2020	153,290	234,571	$8,113	$395,974
Carrying value as of June 30, 2021	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2020	$9,000	$111,316	$120,316
Amortization	—	(5,289)	(5,289)
Carrying value as of June 30, 2021	$9,000	$106,027	$115,027
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship, over 5 to 18 remaining years.

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

Lease
Incentive
Carrying value as of December 31, 2020	$126,007
Amortization	(11,497)
Carrying value as of June 30, 2021	$114,510
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
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. Approval of a supplemental type certificate from the FAA was granted in April 2021 and aircraft conversions are expected to begin in 2021. The Company expects to make contributions equal to its 49% ownership percentage of the joint-venture's liquidity needs. During the first six months of 2021 and 2020, the Company contributed $2.5 million and $3.0 million to the joint venture, respectively. The Company accounts for its investment in the aircraft conversion joint venture under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliate's operating results.
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

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the three and six month periods ending June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Customer	Percentage of Revenue		Percentage of Revenue
DoD	25%	33%	24%	32%
Amazon	37%	29%	36%	29%
DHL	13%	12%	13%	11%

The accounts receivable from the Company's three largest customers as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Customer	Accounts Receivable
DoD	$40,060	$32,625
Amazon	68,548	55,997
DHL	11,456	10,471
DoD
The Company is a provider of cargo and passenger airlift services to the United States Department of Defense ("DoD"). The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, maintenance services and the management of ground services by the Company's subsidiary LGSTX Services Inc. ("LGSTX"). The aircraft leases have terms which expire between March of 2023 and March of 2031.
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
On May 29, 2020, Amazon agreed to lease twelve more Boeing 767-300 aircraft from the Company. The first of these leases began in the second quarter of 2020, seven more leases began in the first half of 2021 with the remaining four to be delivered in 2021. All twelve of these aircraft leases will be for ten year terms. Pursuant to the 2018 Investment Agreement, as a result of leasing 12 aircraft, Amazon was issued warrants for 7.0 million common shares of which 4.7 million common shares have vested. These warrants will expire if not exercised by December 20, 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The exercise price of these warrants is $20.40 per share.
Issued and outstanding warrants are summarized below as of June 30, 2021:

			Common Shares in millions
	Lease Commitment	Exercise price	Vested	Non-Vested	Expiration

2018 Investment Agreement	10 aircraft	$21.53	14.8	0.0	December 20, 2025
2018 Investment Agreement	12 aircraft	$20.40	4.7	2.3	December 20, 2025
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
As of June 30, 2021, the Company's liabilities reflected warrants primarily from the 2018 Investment agreement for the May 2020 lease commitment, having a fair value of $63.1 million. During the three and six month periods ended June 30, 2021, the re-measurements of warrants to fair value resulted in net non-operating gains of $33.5 million and $40.4 million before the effect of income taxes, respectively, compared to losses of $110.4 million and gains of $7.5 million for the corresponding periods of 2020.
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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2021	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$10,040	$—	$10,040
Total Assets	$—	$10,040	$—	$10,040
Liabilities
Interest rate swap	$—	$(8,628)	$—	$(8,628)
Stock warrant obligations	—	—	(63,085)	(63,085)
Total Liabilities	$—	$(8,628)	$(63,085)	$(71,713)

As of December 31, 2020	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,389	$—	$20,389
Total Assets	$—	$20,389	$—	$20,389
Liabilities
Interest rate swap	$—	$(13,414)	$—	$(13,414)
Stock warrant obligation	—	(9,058)	(94,416)	(103,474)
Total Liabilities	$—	$(22,472)	$(94,416)	$(116,888)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $24.5 million more than the carrying value, which was $1,399.1 million at June 30, 2021. As of December 31, 2020, the fair value of the Company’s debt obligations was approximately $70.8 million less than the carrying value, which was $1,479.1 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30,	December 31,
	2021	2020
Flight equipment	$3,116,838	$2,856,142
Ground equipment	64,245	65,857
Leasehold improvements, facilities and office equipment	38,309	36,193
Aircraft modifications and projects in progress	246,856	231,451
	3,466,248	3,189,643
Accumulated depreciation	(1,368,992)	(1,249,867)
Property and equipment, net	$2,097,256	$1,939,776
CAM owned aircraft with a carrying value of $1,274.3 million and $1,097.6 million that were under lease to external customers as of June 30, 2021 and December 31, 2020, respectively.
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

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Senior Notes	$697,168	$493,376
Revolving credit facility	464,000	140,000
Unsubordinated term loans	—	612,169
Convertible debt	226,977	222,391
Other financing arrangements	10,947	11,141
Total debt obligations	1,399,092	1,479,077
Less: current portion	(622)	(13,746)
Total long term obligations, net	$1,398,470	$1,465,331
The Company utilizes a syndicated credit agreement ("Senior Credit Agreement") which, as of June 30, 2021, included unsubordinated term loans and a revolving credit facility. Prior to its amendment on April 6, 2021, the Senior Credit Agreement had a maturity date of November 2024 provided certain liquidity measures are maintained through 2024, an incremental accordion capacity based on debt ratios, and a maximum revolver capacity of $600.0 million. The interest rate is a pricing premium added to LIBOR based upon the the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement.
On April 6, 2021, the Company amended the Senior Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement: (i) increased the aggregate amount of the revolving credit facility from $600 million to $1 billion temporarily, and subsequently to $800.0 million on April 13, 2021, (ii) permits increases of the revolving credit facility commitments and/or new tranches of terms loans in an aggregate principal amount equal to the sum of $400 million plus the principal amount of indebtedness that could be incurred at the time of the increase that would not cause the Secured Leverage Ratio (as defined in the Amended Credit Agreement) to exceed 3.25 to 1.00 on a pro forma basis, (iii) modified the maturity date of the agreement from November 30, 2024, to April 6, 2026, with such extension of the maturity date being subject to (1) at the election of the Lenders, five one year extensions and (2) an earlier springing maturity date of July 12, 2024, if, on such date, (a) more than $75,000,000 in aggregate principal amount of the Company’s 1.125% senior convertible notes due 2024 remain outstanding and (b) the Company has less than $375,000,000 of liquidity at such time, (iv) removed the Collateral to Total Exposure Ratio (as defined in the agreements) as a financial covenant and (v) prepaid the entire outstanding balance of all term loans at the time of the amendment.
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
On April 13, 2021, the Company, through a subsidiary, completed its offering of $200.0 million of additional notes ("Additional Notes") under the existing Senior Notes. The Additional Notes are fully fungible with the Senior Notes, treated as a single class for all purposes under the indenture governing the existing notes with the same terms as those of the existing notes (other than issue date and issue price). The proceeds of $205.5 million, net of scheduled interest payable, were used, in conjunction with draws from the revolving credit facility to repay the unsubordinated term loans. Upon retirement the unsubordinated term loans, the company expensed debt issuance costs of $6.5 million related to the unsubordinated term loans.

As of June 30, 2021, the unused revolving credit facility available to the Company at the trailing twelve month EBITDA level was $321.7 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
The balance of the Senior Notes is net of debt issuance costs of $8.2 million and $6.6 million as of June 30, 2021 and December 31, 2020, respectively. The balance of the unsubordinated term loan was net of debt issuance costs of $7.0 million as of December 31, 2020. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the revolving credit facility bears a variable interest rate of 1.33%. The Senior Notes bears a fixed rate of 4.75%.
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
In September 2017, the Company issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 ("Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year. The Convertible Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The Convertible Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. Conversion of the Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the Convertible Notes can require the Company to repurchase their notes at the cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest.
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

	June 30,	December 31,
	2021	2020
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(3,396)	(3,894)
Unamortized discount	(28,377)	(32,465)
Convertible debt	226,977	222,391
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

NOTE G—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement required the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least twenty-five percent of the outstanding balance of the term loan issued in November 2018. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30, 2021		December 31, 2020
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	—	—	13,125	(41)
May 30, 2021	1.703%	—	—	13,125	(80)
December 31, 2021	2.706%	135,000	(1,779)	138,750	(3,551)
March 31, 2022	1.900%	50,000	(677)	50,000	(1,116)
March 31, 2022	1.950%	75,000	(1,045)	75,000	(1,722)
March 31, 2023	2.425%	136,875	(5,127)	140,625	(6,904)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net gains on derivatives of $2.3 million and $4.8 million for the three and six month periods ending June 30, 2021, respectively, compared to a net gain of $0.7 million and a net loss of $10.2 million for the corresponding periods of 2020. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

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
The three programs are structured in a substantially similar manner. These grants are not required to be repaid if the Company complies with provisions of the CARES Act, the PSP Extension Law, the American Act and the payroll support program agreements. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate. The Company recognizes the grants as contra-expense during the periods in which passenger flight operations and combi flight operations are expected to be negatively impacted by the pandemic. During the three and six month periods ended June 30, 2021, the Company recognized $38.3 million and $66.3 million of the grants, respectively. The Company expects to recognize all of grant funds into earnings by December 31, 2021. As of June 30, 2021, grants approved and received but not recognized totaled $45.4 million.
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
Lease Commitments
The Company leases property, seven aircraft, aircraft engines and other types of equipment under operating leases. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to six years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the six month period ending June 30, 2021, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $5.9 million compared to $23.9 million for the corresponding period of 2020. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at June 30, 2021 was 2.55% compared to 2.9% at December 31, 2020. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.1 years and 4.5 years as of June 30, 2021 and December 31, 2020, respectively.

For the six month periods ended June 30, 2021 and 2020, cash payments against operating lease liabilities were $10.7 million and $8.3 million, respectively. As of June 30, 2021, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2021	$9,391
2022	17,397
2023	16,022
2024	12,529
2025	8,733
2026 and beyond	3,352
Total undiscounted cash payments	67,424
Less: amount representing interest	(3,343)
Present value of future minimum lease payments	64,081
Less: current obligations under leases	16,889
Long-term lease obligation	$47,192
Purchase Commitments
The Company has agreements with Israel Aerospace Industries Ltd. ("IAI") for the conversion of Boeing 767 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of June 30, 2021, the Company had fifteen aircraft that were in or awaiting the modification process. As of June 30, 2021, the Company has agreements to purchase six more Boeing 767-300 passenger aircraft and two Airbus 321 passenger aircraft through 2022 with non-refundable deposits of $5.1 million. As of June 30, 2021, the Company's commitments to acquire and convert aircraft totaled $277.4 million through 2022.
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

Employees Under Collective Bargaining Agreements
As of June 30, 2021, the flight crewmember employees of ABX, ATI and Omni and flight attendant employees of ATI and Omni were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	4.6%
ATI	Air Line Pilots Association	9.0%
OAI	International Brotherhood of Teamsters	6.2%
ATI	Association of Flight Attendants	0.6%
OAI	Association of Flight Attendants	5.9%

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
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$24	$35	—	—	48	69
Interest cost	5,597	6,970	10	23	11,194	13,940	20	45
Expected return on plan assets	(11,875)	(11,168)	—	—	(23,750)	(22,336)	—	—
Amortization of net loss	1,764	941	47	31	3,528	1,882	94	62
Net periodic benefit cost (income) loss	$(4,514)	$(3,257)	$81	$89	$(9,028)	$(6,514)	$162	$176

During the six month period ending June 30, 2021, the Company contributed $1.4 million to the pension plans. The Company expects to contribute an additional $0.3 million during the remainder of 2021.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2021 have been estimated utilizing a 23% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period.
As a result of these differences in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles, the Company's effective tax rate for the first six months of 2021 was 23.3%. The final effective tax rate for the year 2021 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and six month periods ending June 30, 2021 and 2020 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2020	(60,426)	(678)	(12)	(61,116)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	941	31	—	972
Income Tax (Expense) or Benefit	(215)	(7)	—	(222)
Other comprehensive income, net of tax	726	24	—	750
Balance as of June 30, 2020	(59,700)	(654)	(12)	(60,366)

Balance as of January 1, 2020	(61,152)	(702)	(12)	(61,866)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,882	62	—	1,944
Income Tax (Expense) or Benefit	(430)	(14)	—	(444)
Other comprehensive income, net of tax	1,452	48	—	1,500
Balance as of June 30, 2020	(59,700)	(654)	(12)	(60,366)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2021	(76,731)	(513)	(14)	(77,258)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,764	47	—	1,811
Income Tax (Expense) or Benefit	(402)	(11)	—	(413)
Other comprehensive income, net of tax	1,362	36	—	1,398
Balance as of June 30, 2021	(75,369)	(477)	(14)	(75,860)

Balance as of January 1, 2021	(78,093)	(549)	(14)	(78,656)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,528	94	—	3,622
Income Tax (Expense) or Benefit	(804)	(22)	—	(826)
Other comprehensive income, net of tax	2,724	72	—	2,796
Balance as of June 30, 2021	(75,369)	(477)	(14)	(75,860)

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

	Six Months Ended
	June 30, 2021		June 30, 2020
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,085,023	$17.14	963,832	$17.67
Granted	274,606	26.65	437,054	18.85
Converted	(120,830)	25.40	(200,563)	19.87
Expired	(1,200)	26.60	(34,100)	19.40
Forfeited	—	—	(1,000)	18.90
Outstanding at end of period	1,237,599	$18.44	1,165,223	$17.69
Vested	357,499	$9.26	353,023	$8.25
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
For the six month periods ended June 30, 2021 and 2020, the Company recorded expense of $3.5 million and $4.0 million, respectively, for stock incentive awards. At June 30, 2021, there was $10.6 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2021, none of the awards were convertible, 357,499 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,535,949 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2023.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Earnings from continuing operations - basic	$79,869	$(105,162)	$122,159	$28,571
Gain from stock warrants revaluation, net of tax	(25,816)	—	(31,171)	(19,312)
Earnings from continuing operations - diluted	$54,053	$(105,162)	$90,988	$9,259

Denominator:
Weighted-average shares outstanding for basic earnings per share	68,206	59,130	63,851	59,085
Common equivalent shares:
Effect of stock-based compensation awards and warrants	4,758	—	9,998	9,019
Weighted-average shares outstanding assuming dilution	72,964	59,130	73,849	68,104
Basic earnings per share from continuing operations	$1.17	$(1.78)	$1.91	$0.48
Diluted earnings per share from continuing operations	$0.74	$(1.78)	$1.23	$0.14
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 482,300 shares and 365,100 shares of restricted stock for 2021 and 2020, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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

The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2021	2020	2021	2020
Total revenues:
CAM	$88,594	$74,870	$171,871	$149,033
ACMI Services	273,301	287,604	520,432	571,769
All other	97,236	77,056	190,934	157,092
Eliminate inter-segment revenues	(49,259)	(61,736)	(97,277)	(110,823)
Total	$409,872	$377,794	$785,960	$767,071
Customer revenues:
CAM	$66,676	$49,959	$127,476	$96,695
ACMI Services	273,295	287,595	520,422	571,756
All other	69,901	40,240	138,062	98,620
Total	$409,872	$377,794	$785,960	$767,071
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
The Company's external customer revenues from other activities for the three and six month periods ended June 30, 2021 and 2020 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Aircraft maintenance, modifications and part sales	$28,791	$18,851	$62,839	$52,686
Ground services	29,022	16,003	52,482	30,611
Other, including aviation fuel sales	12,088	5,386	22,741	15,323
Total customer revenues	$69,901	$40,240	$138,062	$98,620
CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 15% of CAM's leases to external customers contain purchase options at projected market values. As of June 30, 2021, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $125.9 million for the remainder of 2021, $227.0 million, $182.5 million, $131.9 million, $118.8 million, respectively, for each of the next 4 years ending December 31, 2025 and $333.4 million thereafter. As of December 31, 2020, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $222.4 million, $195.5 million, $150.5 million, $99.8 million and $90.7 million, respectively, for each of the next 5 years ending December 31, 2025 and $202.2 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. During the three and six month periods ending June 30, 2021 and 2020, the Company recognized $1.0 million and $2.7 million of non lease revenue that was reported in deferred revenue at the beginning of the respective period, respectively, compared to $1.6 million and $2.8 million in the corresponding periods of 2020. Deferred revenue was $1.2 million and $3.0 million at June 30, 2021 and December 31, 2020, respectively, for contracts with customers.

Segment earnings, as used by the Company's management, includes an allocation of interest expense based on a reportable segments' assets. The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation and amortization expense:
CAM	$50,012	$42,024	$97,007	$85,071
ACMI Services	24,768	25,384	47,749	50,696
All other	853	883	1,928	1,866
Total	$75,633	$68,291	$146,684	$137,633
Interest expense
CAM	9,669	9,707	18,895	19,962
ACMI Services	4,473	5,645	8,996	10,946
Government grants recognized
ACMI Service	38,274	9,821	66,304	9,821

Segment earnings (loss):
CAM	$22,554	$19,640	$44,016	$35,460
ACMI Services	44,762	29,505	66,021	47,883
All other	3,161	(2,244)	3,550	(2,191)
Net unallocated interest expense	(870)	(681)	(1,624)	(1,336)
Impairment of aircraft and related assets	—	(39,075)	—	(39,075)
Net gain (loss) on financial instruments	35,703	(109,723)	45,175	(2,679)
Debt issuance costs	(6,505)	—	(6,505)	—
Other non-service components of retiree benefit costs, net	4,456	2,898	8,913	5,796
Loss from non-consolidated affiliate	965	(6,513)	(218)	(9,277)
Pre-tax earnings from continuing operations	$104,226	$(106,193)	$159,328	$34,581
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	June 30,	December 31
	2021	2020
Assets:
CAM	$2,199,262	$2,037,628
ACMI Services	829,365	811,516
All other	182,227	152,601
Total	$3,210,854	$3,001,745
During the first six months of 2021, the Company had capital expenditures for property and equipment of $48.8 million and $251.8 million for the ACMI Services and CAM, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our", or "us" from time to time. The following discussion and analysis describes the principal factors affecting the results of operations, financial condition, cash flows, liquidity and capital resources. It should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and the audited consolidated financial statements and related notes prepared in accordance with GAAP contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
The health and safety of our employees is paramount. Our airline operations rely on flight crews, aircraft maintenance technicians, flight support personnel and aircraft loading personnel. We rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. Maintaining the health of our employees during the COVID-19 pandemic is essential for us to operate safely and maintain our customers' networks. We have taken precautions to prevent, detect and limit the spread of the COVID-19 virus in the workplace. These practices include daily temperature checks, face masks as required by applicable governing authorities, periodically sanitizing facilities, supporting remote working, travel restrictions, promoting social distancing and frequent hand washing, contact tracing and quarantining as prescribed by the Centers for Disease Control and Prevention. We have added extra precautions and redundancies related to crews reserves, employee travel protocols, sanitation and other measures.
The Company's passenger flight operations have been and continue to be impacted by the pandemic primarily as a result of certain international airport closures, flight cancellations and increased expenses. The Company's airlines have received government funding pursuant to payroll support programs of the federal government as described in Note H of the accompanying financial statements. The pandemic has not had a significant adverse financial impact on our leasing operations or our airline operations for customers' freight networks. We have not experienced a wide-spread outbreak at any of our employee locations. However, a COVID-19 outbreak at one of our maintenance facilities, an aircraft modification facility, or at customer sorting centers could result in workforce shortages and facility closures. A COVID-19 outbreak among our flight crews, at one of our maintenance facilities, at a critical vendor, at a customer sorting center or at an airport could result in workforce shortages, facility closures, delayed aircraft deployments and additional flight cancellations. In such events, flight delays, revenue disruptions and additional costs would result.
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
At June 30, 2021, we owned 103 Boeing aircraft that were in revenue service. At June 30, 2021, CAM also owned fifteen Boeing 767-300 aircraft either already undergoing or awaiting induction into the freighter conversion process. In addition to these aircraft, we leased three freighter aircraft provided by a customer and four passenger aircraft. Our largest customers are the U.S. Department of Defense ("DoD"), Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") and DHL Network Operations (USA), Inc. and its affiliates ("DHL").

DoD
The DoD comprised 24% and 32% of our consolidated revenues during the six month periods ended June 30, 2021 and 2020, respectively. Our airlines have been providing passenger and cargo airlift services to the U.S. DoD since the mid 1990's. Contracts with the US Transportation Command ("USTC") are typically for a one-year period, however, the current passenger international charter contract has a two-year term with option periods, at the election of the DoD, through September 2024 and the contract with ATI to provide combi aircraft operations, runs through December 2021. The decline in the percentage of revenues from DoD primarily reflects the negative impact of the COVID-19 pandemic on our passenger flight operations and increased revenues from aircraft leases to other customers, including Amazon.
Amazon
Revenues from our commercial arrangements with ASI comprised approximately 36% and 29% of our consolidated revenues during the six month periods ending June 30, 2021 and 2020, respectively. On March 8, 2016, we entered into an Air Transportation Services Agreement (as amended, the “ATSA”) with ASI pursuant to which we lease Boeing 767 freighter aircraft to ASI, operate the aircraft via our airline subsidiaries, perform maintenance services and provide ground handling services by our subsidiary, LGSTX. Under the ATSA, we operate aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network. The operating term of the ATSA runs through March of 2026 and is thereafter subject to renewal provisions.
The table below summarizes aircraft lease placements and commitments with Amazon as of June 30, 2021.

	Amazon	Year of
	# of Leases	Commencement	Expiration
Leased
Boeing 767-200	12	2016	2023
Boeing 767-300	2	2016	2026
Boeing 767-300	6	2017	2027
Boeing 767-300	6	2019	2029
Boeing 767-300	5	2020	2030
Boeing 767-300	7	2021	2031

Lease Commitments
Boeing 767-300	4	2021	2031

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

DHL
DHL accounted for 13% and 11% of the Company's consolidated revenues, excluding directly reimbursed revenues, during the six month periods ending June 30, 2021 and 2020, respectively. Under a CMI agreement with DHL, ABX operates and maintains aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the CMI agreement, ABX is responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to DHL that it operates. As of June 30, 2021, CAM, leased 13 Boeing 767 aircraft to DHL comprised of six Boeing 767-200 aircraft and seven Boeing 767-300 aircraft, expiring between 2021 and 2024. Eight of the 13 Boeing 767 aircraft were being operated by the our airlines for DHL. We also operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL during the first half of 2020. DHL terminated operating agreements for three of the Boeing 757 aircraft in mid 2020 and the last one during the first quarter of 2021.
In May 2021, CAM reached an agreement with DHL to lease four more Boeing 767-300 converted freighter to DHL each for a term of seven years. Three of the four aircraft leases are expected to begin in the second half of 2021 with the fourth beginning in 2022.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $32.1 million, or 8%, to $409.9 million and $18.9 million, or 2%, to $786.0 million for the three and six month periods ended June 30, 2021 compared to the corresponding periods of 2020. Customer revenues increased in 2021 for aircraft leasing and flying for our customers' package delivery networks, and were partially offset by decreases in contracted passenger airline services and charter flights compared to the previous year period. Beginning in late February 2020, our passenger related revenues were disrupted due to the COVID-19 pandemic. As a result of the pandemic, the DoD and other customers have cancelled or reduced the level of scheduled passenger flights. The cancelled or reduced level of scheduled passenger flights was partially offset in 2020 by special airlift capacity and missions for governmental agencies related to the pandemic. These additional flights have not continued at the same level in 2021.
Consolidated net earnings from continuing operations were $79.9 million and $122.2 million for the three and six month periods ending June 30, 2021, respectively, compared to net losses of $105.2 million and net earnings of $28.6 million for the corresponding periods of 2020. The pre-tax earnings from continuing operations were $104.2 million and $159.3 million for the three and six month periods ending June 30, 2021, respectively, compared to pre-tax losses of $106.2 million and pre-tax earnings of $34.6 million for the corresponding periods of 2020. Earnings were affected by the following specific events or adjustments that do not directly reflect our underlying operations among the periods presented.
•Pre-tax basis earnings included net gains of $35.7 million and $45.2 million for the three and six month periods ended June 30, 2021, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon. This compares to pre-tax losses for re-measurement of financial instruments of $109.7 million and $2.7 million for the corresponding periods of 2020.
•Pre-tax earnings were also reduced by $5.8 million and $11.5 million for the three and six month periods ended June 30, 2021, respectively, for the amortization of customer incentives given to ASI in the form of warrants, compared to $4.9 million and $9.8 million for the corresponding periods of 2020.
•Pre-tax earnings from continuing operations included gains of $4.5 million and $8.9 million for the three and six month periods ended June 30, 2021, respectively, for the non-service components of retiree benefit plans compared to gains of $2.9 million and $5.8 million for the corresponding periods of 2020.
•Pre-tax earnings for the three and six month periods ended June 30, 2021 included gains of $1.0 million and losses of $0.2 million, respectively, for the Company's share of development costs for a joint venture and the partial sale of an airline investment, compared to losses of $6.5 million and $9.3 million for the corresponding periods of 2020.
•Pre-tax earnings for the three and six month periods ended June 30, 2020 included an impairment of $39.1 million for our four Boeing 757 freighter aircraft and related asset.
•Pre-tax earnings for the three and six month periods ended June 30, 2021 included a charge of $6.5 million to write-off debt issuance costs in conjunction with the restructuring of the Company debt obligations.
•During the three and six month periods ended June 30, 2021, the Company recognized $38.3 million and $66.3 million, respectively, of government grants from payroll support program agreements during the pandemic compared to $9.8 million and $9.8 million for the corresponding periods of 2020 .
After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $37.1 million and $57.2 million for the three and six month periods ended June 30, 2021, respectively, compared to $41.3 million and $79.7 million for the corresponding periods of 2020. Adjusted pre-tax earnings from continuing operations, which excludes the recognition of COVID-19 related government grants, decreased by $4.2 million and $22.6 million for the three and six month periods ended June 30, 2021 compared to the corresponding periods of 2020, driven primarily by reduced ACMI Services revenues for passenger flying compared to the corresponding periods of 2020.
Pre-tax segment earnings for CAM increased $2.9 million and $8.6 million for the three and six month periods ended June 30, 2021, respectively, compared to the corresponding periods of 2020, driven by 17 more aircraft under lease to external customers during the first half of 2021. Pre-tax segment earnings for ACMI Services, which includes government grants, increased $15.3 million and $18.1 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding periods of 2020, as reduced passenger flying due to COVD-19 was offset by the recognition of additional pandemic-related government grants.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2021	2020	2021	2020
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$93,624	$79,345	$181,853	$157,954
Lease incentive amortization	(5,030)	(4,475)	(9,982)	(8,921)
Total CAM	88,594	74,870	171,871	149,033
ACMI Services	273,301	287,604	520,432	571,769
Other Activities	97,236	77,056	190,934	157,092
Total Revenues	459,131	439,530	883,237	877,894
Eliminate internal revenues	(49,259)	(61,736)	(97,277)	(110,823)
Customer Revenues	$409,872	$377,794	$785,960	$767,071

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$22,554	$19,640	$44,016	$35,460
ACMI Services, inclusive of government grants and interest expense	44,762	29,505	66,021	47,883
Other Activities	3,161	(2,244)	3,550	(2,191)
Net unallocated interest expense	(870)	(681)	(1,624)	(1,336)
Impairment of aircraft and related assets	—	(39,075)	—	(39,075)
Net financial instrument re-measurement (loss) gain	35,703	(109,723)	45,175	(2,679)
Debt issuance costs	(6,505)	—	(6,505)	—
Other non-service components of retiree benefits gains, net	4,456	2,898	8,913	5,796
Gain (loss) from non-consolidated affiliate	965	(6,513)	(218)	(9,277)
Pre-Tax Earnings (Loss) from Continuing Operations	104,226	(106,193)	159,328	34,581
Add other non-service components of retiree benefit (gains) costs, net	(4,456)	(2,898)	(8,913)	(5,796)
Remove government grants	(38,274)	(9,821)	(66,304)	(9,821)
Add impairment of aircraft and related assets	—	39,075	—	39,075
Remove (gain) add loss for non-consolidated affiliates	(965)	6,513	218	9,277
Add debt issuance costs	6,505	—	6,505	—
Add customer incentive amortization	5,798	4,896	11,497	9,753
Remove (gain) add net loss on financial instruments	(35,703)	109,723	(45,175)	2,679
Adjusted Pre-Tax Earnings from Continuing Operations	$37,131	$41,295	$57,156	$79,748

Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments; (iii) customer incentive amortization; (iv) the start-up costs of a non-consolidated joint venture; (v) the charge off of debt issuance costs; and (vi) the sale of an airline investment. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. We also excluded the recognition of government grants from adjusted pre-tax earnings to highlight the varying impact of the grants on our operating results. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of June 30, 2021 and December 31, 2020. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At June 30, 2021, the Company owned fifteen Boeing 767-300 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first six months of 2021 is summarized below:
•CAM completed the modification of six Boeing 767-300 freighter aircraft purchased in the previous year and began to lease five of these aircraft to external customers under multi-year leases. ATI operates all five of these aircraft for a customer. CAM leased the sixth aircraft to ATI.
•ATI returned three Boeing 767-300 freighter aircraft to CAM. CAM leased all three of these aircraft to an external customer under a multi-year lease. ATI operates these aircraft for the customer.
•External customers returned three Boeing 767-200 freighter aircraft to CAM. Two of these aircraft were leased to other external customers under multi-year leases. The third aircraft is being prepped for lease to another external customer later in 2021.
•CAM purchased twelve Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2021 and 2022.
•OAI returned one Boeing 767-300 passenger aircraft to CAM. CAM has begun converting this passenger aircraft into a standard freighter configuration. This aircraft is expected to be leased to an external customer later in 2021.
•ATI returned the last Boeing 757-200 freighter aircraft to CAM and the aircraft was retired.
•ATI began to operate a customer owned Boeing 767-300 freighter aircraft.

	June 30, 2021			December 31, 2020
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	5	27	32	5	28	33
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	3	53	56	5	45	50
Boeing 767-300 Passenger	6	—	6	7	—	7
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Freighter	—	—	—	1	—	1
Boeing 757-200 Combi	4	—	4	4	—	4
Total	23	80	103	27	73	100
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3
Boeing 767-300 Freighter	3	—	3	2	—	2
Total	7	—	7	6	—	6
Other aircraft
Owned Boeing 767-300 under modification	—	15	15	—	8	8
Owned Boeing 767 available or staging for lease	—	1	1	—	—	—
As of June 30, 2021, ABX, ATI and OAI were leasing 23 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 27 externally leased Boeing 767-200 freighter aircraft, 12 were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX, five were leased to DHL and were being operated by a DHL-affiliated airline and nine were leased to other external customers. Of the 53 externally leased Boeing 767-300 freighter aircraft, 26 were leased to ASI and operated by ABX or ATI, seven were leased to DHL and operated by ABX, and 20 were leased to other external customers. The carrying values of the total in-service fleet as of June 30, 2021 and December 31, 2020 were $1,618.1 million and $1,535.3 million, respectively.
The table above does not reflect four Boeing 757 aircraft that are being marketed for sale.
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years.
As of June 30, 2021 and 2020, CAM had 80 and 63 aircraft under lease to external customers, respectively. CAM's revenues grew by $13.7 million and $22.8 million for the three and six month periods ended June 30, 2021, respectively, compared to the corresponding periods of 2020, primarily as a result of additional aircraft leases. Revenues from external customers totaled $66.7 million and $127.5 million for the three and six month periods ended June 30, 2021, respectively, compared to $50.0 million and $96.7 million for the corresponding periods of 2020. CAM's revenues from the Company's airlines totaled $21.9 million and $44.4 million for the three and six month periods ended June 30, 2021, respectively, compared to $24.9 million and $52.3 million for the corresponding periods of 2020. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $14.3 million and $23.9 million for the three and six month periods ended June 30, 2021 compared to the corresponding periods of 2020, primarily as a result of new aircraft leases in 2021. Since July 1, 2020, CAM has added 16 Boeing 767-300 aircraft to its portfolio and placed 17 Boeing 767-300 aircraft to external customers under long-term leases.

CAM's pre-tax segment earnings, inclusive of internally allocated interest expense, were $22.6 million and $44.0 million for the three and six month periods ended June 30, 2021, respectively, compared to $19.6 million and $35.5 million for the corresponding periods of 2020. Increased pre-tax earnings reflect the 16 aircraft placed into service since July 1, 2020. The pre-tax earnings are inclusive of increased depreciation expense of $8.0 million and $11.9 million for the three and six month periods ended June 30, 2021, respectively, compared to the corresponding periods of 2020 driven by the addition of 16 Boeing aircraft in 2021 compared to the first half of 2020.
In addition to the fifteen Boeing 767-300 aircraft which were in the modification process at June 30, 2021, CAM has agreements to purchase six more Boeing 767-300 aircraft and expects to complete their modifications through 2022. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. We expect to place at least nine more B767-300 freighter under long-term leases in the second half of 2021, bringing the planned total for 2021 to 16, 12 newly modified Boeing 767-300 freighters and four re-deployed Boeing 767-300 freighters, comprising eleven to Amazon and five to other external customers. CAM's future operating results will also depend on the timing and lease rates under which aircraft are redeployed when leases expire. During the first half of 2021, three leases for Boeing 767-200 were returned and two others are expected to be returned later in 2021. CAM's future operating results will also be impacted by the additional amortization of warrant incentives as incremental long-term aircraft leases to ASI commence.
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
Total revenues from ACMI Services decreased $14.3 million and $51.3 million during the three and six month periods ended June 30, 2021, respectively, to $273.3 million and $520.4 million compared to the corresponding periods of 2020. Revenues for the first half of 2021 were impacted by the COVID-19 pandemic more so than the revenues for the first half of 2020. In late February 2020, the DoD began canceling combi aircraft flights and in March 2020, commercial customers began canceling scheduled passenger flights as a result of the pandemic. Additionally, during 2020, the DoD and other government agencies contracted for special airlift capacity and missions which have not occurred at the same levels in 2021. Combined block hours flown for all passenger flights, including contracted commercial passenger and combi flights, for the three and six month periods ending June 30, 2021, declined 8% and 28%, respectively, compared to the corresponding periods of 2020 due to the pandemic.
The decline in revenues was partially mitigated by increased flying for customer e-commerce networks. Overall billable block hours increased 18% and 6% for the three and six month periods ending June 30, 2021, respectively, compared to the corresponding periods of 2020 and reflect nine more aircraft added since June 30, 2020. During the first half of 2021, we began to operate seven more CAM-owned Boeing 767-300 aircraft under the Amazon ATSA and one more customer provided Boeing 767-300 aircraft. As of June 30, 2021, ACMI Services included 76 in-service aircraft compared to 67 as of June 30, 2020.
ACMI Services had pre-tax segment earnings of $44.8 million and $66.0 million during the three and six month periods ended June 30, 2021, respectively, compared to $29.5 million and $47.9 million for the corresponding periods of 2020 inclusive of internally allocated interest expense and the recognition of pandemic-related government grants of $38.3 million and $66.3 million in the three and six months periods ended June 30, 2021 and $9.8 million and $9.8 million in the corresponding periods of 2020. Internally allocated interest expense decreased by $1.2 million and $2.0 million for the three and six month periods ended June 30, 2021, to $4.5 million and $9.0 million, respectively, compared to the corresponding periods in 2020.
Maintaining profitability in ACMI Services will depend on a number of factors, including the impact of the COVID-19 pandemic on airports and ground operations, customer flight schedules, crewmember productivity and pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. While it is difficult to predict, we expect revenues from passenger operations to continue to be lower during 2021 than we recognized in 2020 due to the pandemic. The DoD has reduced normal personnel movements and demand for commercial passenger charters remains low for 2021. We expect Amazon to lease at least four more Boeing 767-300 freighter aircraft from CAM during the last six months of 2021 and contract the operation of those aircraft through our existing ATSA. We also expect Amazon to contract with us to operate at least one more Amazon-provided aircraft under the ATSA in 2021.
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
External customer revenues from all other activities increased $29.7 million and $39.4 million for the three and six month periods ended June 30, 2021, respectively, compared to the corresponding periods of 2020. Broad revenue increases during the second quarter of 2021 were lead by ground services revenues which increased over 80% compared to the previous year period. The pre-tax earnings from other activities increased by $5.4 million and $5.7 million during the three and six month periods ended June 30, 2021 to $3.2 million and $3.6 million, compared to the corresponding periods of 2020 as a result of higher revenues.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $22.0 million, or 18%, and $38.5 million, or 16%, during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020 driven by higher employee headcount for flight operations, maintenance operations and package sorting services. The total headcount increased 10% as of June 30, 2021 compared to June 30, 2020, including additional personnel for the two USPS mail contracts added since last year. Additionally, increases since July 1, 2020 include more flight crewmembers, aircraft maintenance technicians and other personnel to support additional flight operations for our customers' express cargo networks, primarily ASI. In December 2020, ABX and its pilots union amended the collective bargaining agreement. While the changes in the amendment are expected to positively impact productivity, we expect the annual impact on compensation costs for the year 2021 to be $7 million to $8 million for ABX pilots.
Depreciation and amortization expense increased $7.3 million and $9.1 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020. The increase reflects incremental depreciation for sixteen Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since the July 1, 2020, as well as capitalized heavy maintenance and navigation technology upgrades. This increase in depreciation was offset by the retirement of the Boeing 757 freighter fleet and lower depreciation expense on passenger aircraft engines due to reduced activity compared to the previous year. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense increased $2.2 million and $2.5 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020. Increased maintenance expense for the first half of 2021 was driven by increased flight operations for our customers' express cargo networks and increased heavy maintenance, offset by lower costs for unscheduled engine repairs at our airlines. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense decreased by $0.2 million and $13.6 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. Fuel expense decreased during the first half of 2021 compared to 2020 primarily due to lower block hours for passenger flight services, particularly during the first quarter of 2021 compared to 2020. Decreases in fuel expense were partially offset by additional customer fuel sales compared to 2020.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased

$5.2 million and $5.7 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020. The increases were driven by additional ground equipment installation projects for customers and higher fees for airports services compared to the previous year periods.
Travel expense increased by $1.2 million and decreased by $2.1 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020. The decrease in travel expense for the first six months of the year was due to less employee travel and the lower costs of air travel during the first quarter of 2021 compared to the first quarter of 2020, before all pandemic travel restrictions were in effect. The increase in travel expense during the second quarter of 2021 reflects in increase in employee travel to support improved block hours flown for customers, which increased 18% compared to the second quarter of 2020.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.3 million and $0.6 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020, driven by increased block hours for our customers' express cargo networks.
Rent expense increased by $0.5 million and $2.9 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020 due to the lease of an additional passenger aircraft and facility rents for the two USPS facilities started in mid 2020.
Insurance expense increased by $0.6 million and $2.0 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020. Aircraft fleet insurance has increased due to additional aircraft operations and higher insurance rates during the first half of 2021 compared to 2020.
Other operating expenses decreased by $1.0 million and increased by $0.2 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020. Other operating expenses include professional fees, employee training, utilities, commission expense to our CRAF team for DoD revenues and other expenses.
Operating results included a pre-tax expense credit of $38.3 million and $66.3 million during the three and six month periods ended June 30, 2021, respectively, compared to $9.8 million and $9.8 million during the corresponding periods of 2020, to recognize grants received from the U.S. government for payroll support programs. For additional information about the government grants, see Note H of the accompanying financial statements.
Non Operating Income, Adjustments and Expenses
Interest expense decreased by $1.0 million and $2.8 million during the three and six month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020. Interest expense during the first half of 2021 decreased compared to 2020 due to lower interest rates on our borrowings under the Senior Credit Agreement and lower average debt balances outstanding during the year. During the second quarter of 2021, the Company recorded a pre-tax charge of $6.5 million to write-off the unamortized debt issuance costs of the Company's term loans which were repaid in full during April 2021.
The Company recorded unrealized pre-tax gains on financial instruments re-measurements of $35.7 million and $45.2 million during the three and six month periods ended June 30, 2021, respectively, compared to pre-tax losses of $109.7 million and $2.7 million for the corresponding periods of 2020. The gains and losses include the results of re-valuing, as of June 30, 2021 and 2020, the fair value of the stock warrants granted to Amazon. Generally, the warrant value increases or decreases with corresponding increases or decreases in the ATSG share price during the measurement period. Warrant gains for the first six months of 2021 reflect a 26% decrease in the traded price of ATSG shares.
Non-service components of retiree benefits were a net gain of $4.5 million and $8.9 million for the three and six month periods ended June 30, 2021, respectively, compared to $2.9 million and $5.8 million for the corresponding periods of 2020. The non-service component gain and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gains and losses stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non-service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2021 have been estimated utilizing a 23% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, officer's compensation, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective tax rate from continuing operations for both the three and six month periods ended June 30, 2021 was 23%. The effective tax rate is affected by changes in valuation allowances and other discrete tax items in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurements, incentive amortizations and the other adjustments for adjusted pre-tax earnings from continuing operations (see items in table above) was 24% for both the three and six month periods ended June 30, 2021. The effective tax rate before including the effects of the warrants was 1% and 17% for the three and six month periods ended June 30, 2020, respectively.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax gains related to the former sorting operations were $0.1 million for the first six months of 2021 compared to $5.2 million for 2020. Pre-tax earnings during 2021 and 2020 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $307.2 million and $249.0 million for the first six months in 2021 and 2020, respectively. Improved cash flows from operating activities during 2021 were derived from additional aircraft leases to customers and the receipt of $83.0 million of grant funds from the U.S. government for payroll support programs offset by lowering passenger operating levels within the ACMI Services segment. Cash outlays for pension contributions were $1.4 million and $1.6 million for the first six months of 2021 and 2020, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $300.2 million and $265.9 million for the first six months of 2021 and 2020, respectively. Capital expenditures in the first half of 2021 included $200.1 million for the acquisition of twelve Boeing 767-300 aircraft and freighter modification costs; $94.5 million for required heavy maintenance; and $5.6 million for other equipment. Capital expenditures in the first half of 2020 included $188.2 million for the acquisition of seven Boeing 767-300 aircraft and freighter modification costs; $47.2 million for required heavy maintenance; and $30.5 million for other equipment, including the purchases of aircraft engines and rotables.
During the first six months of 2021 and 2020, we contributed $2.5 million and $5.6 million, respectively, to a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash provided by financing activities was $40.0 million during the first six months of 2021 compared to $27.4 million in 2020. Financing activities include $132 million remitted by Amazon on May 7, 2021 to exercise warrants for the Company's common stock, as described in Note C of the accompanying financial statements. During the first six months in 2021, we made debt principal payments of $1,725.9 million which included payments of $619.1 million to repay the entire balance of all term loans and payments of $1,106.6 million to the revolving credit facility. Our financing activities during the first six months in 2020 included a debt offering of a $200 million add-on to our senior unsecured notes. During the first six months in 2021, we drew $1,430.6 million from the revolving credit facility. The proceeds from the senior notes add-on, the funds received from Amazon and draws on the revolving credit facility resulted in the retirement of the term loans and a larger outstanding balance under the revolving credit agreement. During the first six months in 2020, we drew $80.0 million from the revolving credit facility. Our financing activities during the first six months in 2020 included a debt offering of $500 million in senior unsecured notes which was used to pay down the revolving credit facility in 2020. Our borrowing activities were necessary to purchase and modify aircraft for deployment into air cargo markets.

Commitments
As of June 30, 2021, the Company had fifteen aircraft that were in or awaiting the modification process. We estimate that capital expenditures for 2021 will total at least $550 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes. We have placed non-refundable deposits and have agreements to purchase six more Boeing 767-300 passenger aircraft and two Airbus 321 passenger aircraft through 2022. We expect to finance the capital expenditures from current cash balances, future operating cash flows and the Senior Credit Agreement. The Company outsources a significant portion of the aircraft freighter modification process to a non-affiliated third party. The modification primarily consists of the installation of a standard cargo door and loading system. For additional information about the Company's aircraft modification obligations, see Note I of the accompanying financial statements in this report.
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
Liquidity
At June 30, 2021, the Company had $84.9 million of cash balances. We believe that the Company's current cash balances and forecasted cash flows provided from its customer leases and operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
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
On January 8, 2020, the Company, through a subsidiary, issued $500 million of Senior Notes. The Senior Notes are senior unsecured obligations that bear interest at a rate of 4.75% per year, and mature on February 1, 2028. On April 13, 2021, the Company, through a subsidiary, completed an offering of $200 million of additional Senior Notes ("Additional Notes"). The Additional Notes are fully fungible with the previously-issued Senior Notes, treated as a single class for all purposes under the indenture governing the Senior Notes with the same terms as those of the previously-issued Senior Notes (other than issue date and issue price) and mature on February 1, 2028.
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
As of June 30, 2021, the unused revolving credit facility totaled $321.7 million and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million. Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the Senior Notes and the revolving credit facility bear variable interest rates of 4.75% and 1.33%, respectively.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2021 and 2020, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the second quarter of 2021. As of June 30, 2021, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.
The share repurchase program has been suspended until the CARES Act, PSP Extension Law, and American Act restrictions on the repurchase of shares have lapsed. For more information, see Note H of the accompanying consolidated financial statements in this report.
On March 5, 2021, Amazon exercised warrants for 865,548 shares of the Company's common stock through a cashless exercise by forfeiting 480,047 warrants from the 2016 Investment Agreement as payment. For the cashless exchange, ATSG shares were valued at $27.27 per share, its volume-weighted average price for the previous 30 trading days immediately preceding March 5, 2021. Also on March 5, 2021, Amazon notified the Company of its intent to exercise warrants from the 2016 Investment agreement for 13,562,897 shares of the Company's common stock by paying $132.0 million of cash to the Company. This exercise was contingent upon the approval of the United States Department of Transportation, and the expiration or termination of any applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. After receiving all required regulatory approvals and clearances, Amazon remitted the funds to the Company on May 7, 2021 and the Company issued the corresponding shares of common stock, completing the warrant exercise. These funds were used to pay down the balance of the Company's revolving credit facility. The shares were issued to Amazon without registration under the Securities Act of 1933, as amended (the “1933 Act”), pursuant to exemptions from registration under Section 4(2) of the 1933 Act and Regulation D promulgated by the Securities and Exchange Commission under the 1933 Act.

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

Material Contracts

10.1
Payroll Support Program Extension Agreement, dated February 2, 2021, by and between Omni Air international, LLC and the U.S. Department of Treasury under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021. (3)

10.2	Amendment to Investment Agreement, dated as of March 5, 2021, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. (3)

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
____________________
(1)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 6, 2021.
(2)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 13, 2021.
(3)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	August 9, 2021

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 9, 2021	and Principal Accounting Officer)