Form 10-Q
period 2021-09-30
Air Transport Services Group, Inc.
filed 2021-11-08
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of November 8, 2021, there were 74,199,254 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$49,808	$39,719
Accounts receivable, net of allowance of $731 in 2021 and $997 in 2020	191,746	153,511
Inventory	50,827	40,410
Prepaid supplies and other	20,008	39,096
TOTAL CURRENT ASSETS	312,389	272,736
Property and equipment, net	2,136,213	1,939,776
Customer incentive	108,712	126,007
Goodwill and acquired intangibles	508,357	516,290
Operating lease assets	61,351	68,824
Other assets	95,152	78,112
TOTAL ASSETS	$3,222,174	$3,001,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$151,064	$141,425
Accrued salaries, wages and benefits	58,342	56,506
Accrued expenses	16,117	19,005
Current portion of debt obligations	625	13,746
Current portion of lease obligations	17,292	17,784
Unearned revenue and grants	42,404	53,522
TOTAL CURRENT LIABILITIES	285,844	301,988
Long term debt	1,368,569	1,465,331
Stock warrant obligations	72,667	103,474
Post-retirement obligations	22,379	35,099
Long term lease obligations	44,461	51,128
Other liabilities	47,890	47,963
Deferred income taxes	197,528	141,265
TOTAL LIABILITIES	2,039,338	2,146,248
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 74,199,254 and 59,560,036 shares issued and outstanding in 2021 and 2020, respectively	742	596
Additional paid-in capital	991,650	855,547
Retained earnings	264,906	78,010
Accumulated other comprehensive loss	(74,462)	(78,656)
TOTAL STOCKHOLDERS’ EQUITY	1,182,836	855,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,222,174	$3,001,745

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES	$465,955	$404,146	$1,251,915	$1,171,217
OPERATING EXPENSES
Salaries, wages and benefits	148,074	128,608	431,614	373,642
Depreciation and amortization	77,751	67,974	224,435	205,607
Maintenance, materials and repairs	43,751	48,767	131,671	134,148
Fuel	50,176	36,202	117,210	116,788
Contracted ground and aviation services	21,620	19,840	55,217	47,735
Travel	24,928	20,254	61,833	59,226
Landing and ramp	4,027	3,378	10,162	8,895
Rent	5,807	5,137	17,401	13,821
Insurance	3,178	3,119	9,382	7,295
Other operating expenses	17,205	18,623	48,378	49,577
Government grants	(30,322)	(21,726)	(96,626)	(31,547)
Impairment of aircraft and related assets	—	—	—	39,075
	366,195	330,176	1,010,677	1,024,262
OPERATING INCOME	99,760	73,970	241,238	146,955
OTHER INCOME (EXPENSE)
Interest income	8	93	36	217
Non-service component of retiree benefit gains	4,457	2,897	13,370	8,693
Debt issuance costs	—	—	(6,505)	—
Net gain (loss) on financial instruments	(7,378)	(53,393)	37,797	(56,072)
Gain (loss) from non-consolidated affiliate	(1,147)	(2,485)	(1,365)	(11,762)
Interest expense	(14,459)	(15,440)	(44,002)	(47,808)
	(18,519)	(68,328)	(669)	(106,732)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	81,241	5,642	240,569	40,223
INCOME TAX EXPENSE	(18,878)	(11,387)	(56,047)	(17,397)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	62,363	(5,745)	184,522	22,826
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	2,309	154	2,374	4,162
NET EARNINGS (LOSS)	$64,672	$(5,591)	$186,896	$26,988

BASIC EARNINGS PER SHARE
Continuing operations	$0.85	$(0.10)	$2.75	$0.39
Discontinued operations	0.03	0.01	0.03	0.07
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$0.88	$(0.09)	$2.78	$0.46

DILUTED EARNINGS PER SHARE
Continuing operations	$0.81	$(0.10)	2.14	0.38
Discontinued operations	0.03	0.01	0.03	0.07
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$0.84	$(0.09)	2.17	0.45

WEIGHTED AVERAGE SHARES
Basic	73,721	59,146	67,177	59,106
Diluted	76,743	59,146	75,277	59,863

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET EARNINGS (LOSS)	$64,672	$(5,591)	$186,896	$26,988
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	1,362	726	4,086	2,178
Defined Benefit Post-Retirement	36	24	108	72

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$66,070	$(4,841)	$191,090	$29,238

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JUNE 30, 2020	59,589,770	$596	$477,829	$78,474	$(60,366)	$496,533
Stock-based compensation plans
Grant of restricted stock	—	—	—			—
Withholdings of common shares, net of issuances	—	—	—			—
Forfeited restricted stock	—	—	—			—
Reclassification of warrant liability			221,093			221,093
Amortization of stock awards and restricted stock			1,835			1,835
Total comprehensive income (loss)				(5,591)	750	(4,841)
BALANCE AT SEPTEMBER 30, 2020	59,589,770	$596	$700,757	$72,883	$(59,616)	$714,620

BALANCE AT JANUARY 1, 2020	59,329,431	$593	$475,720	$45,895	$(61,866)	$460,342
Stock-based compensation plans
Grant of restricted stock	201,400	2	(2)			—
Issuance of common shares, net of withholdings	59,439	1	(1,840)			(1,839)
Forfeited restricted stock	(500)	—	—			—
Reclassification of warrant liability			221,093			221,093
Amortization of stock awards and restricted stock			5,786			5,786
Total comprehensive income (loss)				26,988	2,250	29,238
BALANCE AT SEPTEMBER 30, 2020	59,589,770	$596	$700,757	$72,883	$(59,616)	$714,620

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, cont.
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JUNE 30, 2021	74,202,815	$742	$989,611	$200,234	$(75,860)	$1,114,727
Stock-based compensation plans
Grant of restricted stock	(761)	—	—			—
Withholdings of common shares, net of issuances	—	—	(5)			(5)
Forfeited restricted stock	(2,800)	—	—			—
Conversion of warrants		—	—			—
Amortization of stock awards and restricted stock			2,044			2,044
Total comprehensive income (loss)				64,672	1,398	66,070
BALANCE AT SEPTEMBER 30, 2021	74,199,254	$742	$991,650	$264,906	$(74,462)	$1,182,836

BALANCE AT JANUARY 1, 2021	59,560,036	$596	$855,547	$78,010	$(78,656)	$855,497
Stock-based compensation plans
Grant of restricted stock	121,339	1	(1)			—
Issuance of common shares, net of withholdings	92,234	1	(1,242)			(1,241)
Forfeited restricted stock	(2,800)	—	—			—
Conversion of warrants	14,428,445	144	131,823			131,967
Amortization of stock awards and restricted stock			5,523			5,523
Total comprehensive income (loss)				186,896	4,194	191,090
BALANCE AT SEPTEMBER 30, 2021	74,199,254	$742	$991,650	$264,906	$(74,462)	$1,182,836

See notes to condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:
Net earnings from continuing operations	$184,522	$22,826
Net earnings from discontinued operations	2,374	4,162
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	249,574	229,280
Pension and post-retirement	5,433	2,916
Deferred income taxes	55,023	17,728
Amortization of stock-based compensation	5,524	5,786
Loss from non-consolidated affiliates	1,364	11,762
Net (gain) loss on financial instruments	(37,797)	56,072
Debt issuance costs	6,505	—
Impairment of aircraft and related assets	—	39,075
Changes in assets and liabilities:
Accounts receivable	(38,235)	13,066
Inventory and prepaid supplies	4,561	(8,927)
Accounts payable	18,261	13,466
Unearned revenue	(11,545)	49,605
Accrued expenses, salaries, wages, benefits and other liabilities	7,181	(8,623)
Pension and post-retirement balances	(20,743)	(20,920)
Other	(2,764)	(3,990)
NET CASH PROVIDED BY OPERATING ACTIVITIES	429,238	423,284
INVESTING ACTIVITIES:
Expenditures for property and equipment	(428,126)	(394,295)
Proceeds from property and equipment	3,524	9,210
Investments in businesses	(2,155)	(9,053)
NET CASH USED IN INVESTING ACTIVITIES	(426,757)	(394,138)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(1,758,018)	(584,923)
Proceeds from revolving credit facilities	1,430,600	80,000
Payments for financing costs	(3,099)	(7,507)
Proceeds from bond issuance	207,400	500,000
Proceeds from exercise of warrants	131,967	—
Withholding taxes paid for conversion of employee stock awards	(1,242)	(1,839)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,608	(14,269)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,089	14,877
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,719	46,201
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,808	$61,078

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$39,104	$36,060
Federal and state income taxes paid	$1,859	$758
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$27,358	$25,832
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
The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees. The Company's airlines, ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”) and Omni Air International, LLC ("OAI") each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. Additionally, both ATI and OAI each have the authority to conduct passenger charter operations worldwide. The Company provides air transportation services to a concentrated base of customers. The Company provides a combination of aircraft, crews, maintenance and insurance services for customers' transportation networks through "CMI" and "ACMI" agreements and through charter contracts in which aircraft fuel is also included. In addition to its aircraft leasing and airline services, the Company sells aircraft parts, provides aircraft maintenance and modification services, sells and services material handling equipment and arranges load transfer and package sorting services for customers.
Basis of Presentation
The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with GAAP and such principles are applied on a basis consistent with the financial statements reflected in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of management, but actual results could differ materially from those estimates.
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
COVID-19 Uncertainties
The COVID-19 pandemic has had an impact on the Company's operations and financial results. Beginning in late February 2020, revenues have been disrupted when customers cancelled scheduled passenger flights and aircraft maintenance services, airport restrictions and closures were imposed and the Company began to incur additional costs, including expenses to protect employees. Additionally in 2021, a vendor that converts the Company's passenger aircraft into freighter aircraft has experienced supply chain disruptions for various parts that has delayed the conversion of aircraft expected to be completed this year by several weeks.
The extent of the impact that the pandemic will have on future financial and operational results will depend on developments, including recurrence of the COVID-19 virus and its variants; the duration and scope of government orders and restrictions; the availability and effectiveness of vaccines on the virus and the extent of the pandemic on overall economic conditions. These are highly uncertain. Disruptions to the Company's operations, such as shortages of personnel, shortages of parts, maintenance delays, shortages of transportation and hotel accommodations for flight crews, facility closures and other issues may occur. If the pandemic persists or reemerges, operating cash flows could decline significantly and the value of airframes, engines and certain intangible assets could decline significantly.
The pandemic has not had a significant adverse financial impact on the Company's leasing operations or its airline operations for customers' freight networks. However, the Company's passenger flight operations have been and continue to be, impacted by the pandemic. The Company has received government funding pursuant to payroll support programs of the federal government as described in Note H. Management believes that the Company's current cash balances and forecasted cash flows provided from its customer leases, operating agreements and government grants combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending and scheduled debt payments for at least the next 12 months.
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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill, by operating segment, are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2020	153,290	234,571	$8,113	$395,974
Carrying value as of September 30, 2021	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2020	$9,000	$111,316	$120,316
Amortization	—	(7,933)	(7,933)
Carrying value as of September 30, 2021	$9,000	$103,383	$112,383
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationships, over 5 to 18 remaining years.

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

Lease
Incentive
Carrying value as of December 31, 2020	$126,007
Amortization	(17,295)
Carrying value as of September 30, 2021	$108,712
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
On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. Approval of a supplemental type certificate from the FAA was granted in April 2021 and aircraft conversions began in 2021. The Company expects to make contributions equal to its 49% ownership percentage of the joint-venture's liquidity needs. During the first nine months of 2021 and 2020, the Company contributed $2.5 million and $9.1 million to the joint venture, respectively. The Company accounts for its investment in the aircraft conversion joint venture under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliate's operating results.
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

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the three and nine month periods ending September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Customer	Percentage of Revenue		Percentage of Revenue
DoD	31%	33%	26%	33%
Amazon	33%	29%	35%	29%
DHL	12%	13%	13%	12%

The accounts receivable from the Company's three largest customers as of September 30, 2021, and December 31, 2020, are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Customer	Accounts Receivable
DoD	$53,648	$32,625
Amazon	68,903	55,997
DHL	15,546	10,471
DoD
The Company is a provider of cargo and passenger airlift services to the United States Department of Defense ("DoD"). The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes.
Amazon
The Company has been providing freighter aircraft and services for cargo handling and logistical support for Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, maintenance services and the management of ground services by the Company's subsidiary, LGSTX Services Inc. ("LGSTX"). The aircraft leases have terms which expire between March of 2023 and March of 2031.
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
Amazon Investment Agreement
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement provided for the Company to issue warrants in three tranches which granted Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares. The first tranche of warrants, issued upon the execution of the Investment Agreement granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, granted Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants vested on September 8, 2020, and granted Amazon the right to purchase an additional 0.5 million ATSG common shares to bring Amazon’s ownership potential, after the exercise in full of the three tranches of warrants, to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the 2016 Investment Agreement and after giving effect to the warrants granted. The exercise price of the 14.9 million warrants issued under the 2016 Investment Agreement was $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. These warrants had an expiration date of March 8, 2021 subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances had not been obtained by such date.

On March 5, 2021, Amazon exercised warrants from the 2016 Investment Agreement for 865,548 shares of the Company's common stock through a cashless exercise by forfeiting 480,047 warrants from the 2016 Investment Agreement as payment. For the cashless exchange, ATSG shares were valued at $27.27 per share, its volume-weighted average price for the previous 30 trading days immediately preceding March 5, 2021. Also on March 5, 2021, Amazon notified the Company of its intent to exercise warrants from the 2016 Investment agreement for 13,562,897 shares of the Company's common stock by paying $132.0 million of cash to the Company. This exercise was contingent upon the approval of the United States Department of Transportation, and the expiration or termination of any applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. After receiving all required regulatory approvals and clearances, Amazon remitted the funds to the Company on May 7, 2021, and the Company issued the corresponding shares of common stock, completing the warrant exercise.
On December 22, 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all ten of the 767-300 aircraft in 2020. In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement, Amazon was issued additional warrants for 14.8 million common shares. This group of warrants will expire if not exercised within seven years from their issuance date, in December of 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The warrants have an exercise price of $21.53 per share.
On May 29, 2020, Amazon agreed to lease twelve more Boeing 767-300 aircraft from the Company. The first of these leases began in the second quarter of 2020, eight more leases were executed through the first nine months of 2021 and the remaining three aircraft to be delivered before the end of 2021. All twelve of these aircraft leases will be for ten year terms. Pursuant to the 2018 Investment Agreement, as a result of leasing 12 aircraft, Amazon was issued warrants for 7.0 million common shares of which 5.3 million common shares have vested. These warrants will expire if not exercised by December 20, 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The exercise price of these warrants is $20.40 per share.
Issued and outstanding warrants are summarized below as of September 30, 2021:

			Common Shares in millions
	Lease Commitment	Exercise price	Vested	Non-Vested	Expiration

2018 Investment Agreement	10 aircraft	$21.53	14.8	0.0	December 20, 2025
2018 Investment Agreement	12 aircraft	$20.40	5.3	1.8	December 20, 2025
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
In accordance with the 2016 Investment Agreement, on September 8, 2020, the final number of shares issuable under the third tranche of warrants was determined to be 0.5 million common shares. As a result, under US GAAP, the value of the entire warrant grant under the 2016 Investment Agreement was remeasured on September 8, 2020, and their fair value of $221 million was reclassified from balance sheet liabilities to paid-in-capital. In October 2020, upon the execution of the 10th and final aircraft lease of the December 2018 commitment, warrants for 14.8 million shares from the 2018 Investment Agreement were vested. As a result, under US GAAP, the value of this entire grant was remeasured on October 1, 2020, and their fair value of $154 million was reclassified from balance sheet liabilities to paid-in-capital.
As of September 30, 2021, the Company's liabilities reflected warrants primarily from the 2018 Investment agreement for the May 2020 lease commitment, having a fair value of $72.7 million. During the three and nine month periods ended September 30, 2021, the re-measurements of warrants to fair value resulted in net non-operating losses of $9.6 million and net gains of $30.8 million before the effect of income taxes, respectively, compared to losses of $55.9 million and gains of $48.3 million for the corresponding periods of 2020.
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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2021	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$25,041	$—	$25,041
Total Assets	$—	$25,041	$—	$25,041
Liabilities
Interest rate swap	$—	$(6,425)	$—	$(6,425)
Stock warrant obligations	—	—	(72,667)	(72,667)
Total Liabilities	$—	$(6,425)	$(72,667)	$(79,092)

As of December 31, 2020	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,389	$—	$20,389
Total Assets	$—	$20,389	$—	$20,389
Liabilities
Interest rate swap	$—	$(13,414)	$—	$(13,414)
Stock warrant obligation	—	(9,058)	(94,416)	(103,474)
Total Liabilities	$—	$(22,472)	$(94,416)	$(116,888)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $49.0 million more than the carrying value, which was $1,369.2 million at September 30, 2021. As of December 31, 2020, the fair value of the Company’s debt obligations was approximately $70.8 million less than the carrying value, which was $1,479.1 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30,	December 31,
	2021	2020
Flight equipment	$3,196,849	$2,856,142
Ground equipment	63,074	65,857
Leasehold improvements, facilities and office equipment	38,749	36,193
Aircraft modifications and projects in progress	271,098	231,451
	3,569,770	3,189,643
Accumulated depreciation	(1,433,557)	(1,249,867)
Property and equipment, net	$2,136,213	$1,939,776
CAM owned aircraft with a carrying value of $1,343.7 million and $1,097.6 million that were under lease to external customers as of September 30, 2021, and December 31, 2020, respectively.
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

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Senior Notes	$697,046	$493,376
Revolving credit facility	432,000	140,000
Unsubordinated term loans	—	612,169
Convertible debt	229,300	222,391
Other financing arrangements	10,848	11,141
Total debt obligations	1,369,194	1,479,077
Less: current portion	(625)	(13,746)
Total long term obligations, net	$1,368,569	$1,465,331
The Company utilizes a syndicated credit agreement ("Senior Credit Agreement") which, as of September 30, 2021, included unsubordinated term loans and a revolving credit facility. Prior to its amendment on April 6, 2021, the Senior Credit Agreement had a maturity date of November 2024 provided certain liquidity measures are maintained through 2024, an incremental accordion capacity based on debt ratios, and a maximum revolver capacity of $600.0 million. The interest rate is a pricing premium added to LIBOR based upon the the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement.
On April 6, 2021, the Company amended the Senior Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement: (i) temporarily increased the aggregate amount of the revolving credit facility from $600 million to $1 billion, and subsequently decreased the aggregate amount to $800.0 million on April 13, 2021, (ii) permits increases of the revolving credit facility commitments and/or new tranches of terms loans in an aggregate principal amount equal to the sum of $400 million plus the principal amount of indebtedness that could be incurred at the time of the increase that would not cause the Secured Leverage Ratio (as defined in the Amended Credit Agreement) to exceed 3.25 to 1.00 on a pro forma basis, (iii) modified the maturity date of the agreement from November 30, 2024, to April 6, 2026, with such extension of the maturity date being subject to (1) at the election of the Lenders, five one year extensions and (2) an earlier springing maturity date of July 12, 2024, if, on such date, (a) more than $75,000,000 in aggregate principal amount of the Company’s 1.125% senior convertible notes due 2024 remain outstanding and (b) the Company has less than $375,000,000 of liquidity at such time, (iv) removed the Collateral to Total Exposure Ratio (as defined in the agreements) as a financial covenant, and (v) prepaid the entire outstanding balance of all term loans at the time of the amendment.
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
On April 13, 2021, the Company, through a subsidiary, completed its offering of $200.0 million of additional notes ("Additional Notes") under the existing Senior Notes. The Additional Notes are fully fungible with the Senior Notes, treated as a single class for all purposes under the indenture governing the existing notes with the same terms as those of the existing notes (other than issue date and issue price). The proceeds of $205.5 million, net of scheduled interest payable, were used, in conjunction with draws from the revolving credit facility to repay the unsubordinated term loans. Upon retirement of the unsubordinated term loans, the company expensed debt issuance costs of $6.5 million related to the unsubordinated term loans.

As of September 30, 2021, the unused revolving credit facility available to the Company at the trailing twelve month EBITDA level was $353.3 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
The balance of the Senior Notes is net of debt issuance costs of $8.1 million and $6.6 million as of September 30, 2021 and December 31, 2020, respectively. The balance of the unsubordinated term loan was net of debt issuance costs of $7.0 million as of December 31, 2020. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's current debt-to-EBITDA ratio, the LIBOR based financing for the revolving credit facility bears a variable interest rate of 1.09%. The Senior Notes bears a fixed rate of 4.75%.
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

	September 30,	December 31,
	2021	2020
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(3,144)	(3,894)
Unamortized discount	(26,306)	(32,465)
Convertible debt	229,300	222,391
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

NOTE G—DERIVATIVE INSTRUMENTS
The Company's Senior Credit Agreement required the Company to maintain derivative instruments for protection from fluctuating interest rates, for at least twenty-five percent of the outstanding balance of the term loan issued in November 2018. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30, 2021		December 31, 2020
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	—	—	13,125	(41)
May 30, 2021	1.703%	—	—	13,125	(80)
December 31, 2021	2.706%	133,125	(889)	138,750	(3,551)
March 31, 2022	1.900%	50,000	(454)	50,000	(1,116)
March 31, 2022	1.950%	75,000	(701)	75,000	(1,722)
March 31, 2023	2.425%	135,000	(4,381)	140,625	(6,904)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net gains on derivatives of $2.2 million and $7.0 million for the three and nine month periods ending September 30, 2021, respectively, compared to a net gain of $2.5 million and a net loss of $7.7 million for the corresponding periods of 2020. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

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
The three programs are structured in a substantially similar manner. These grants are not required to be repaid if the Company complies with provisions of the CARES Act, the PSP Extension Law, the American Act and the payroll support program agreements. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate. The Company recognizes the grants as contra-expense during the periods in which passenger flight operations and combi flight operations are expected to be negatively impacted by the pandemic. During the three and nine month periods ended September 30, 2021, the Company recognized $30.3 million and $96.6 million of the grants, respectively. The Company expects to recognize all of grant funds into earnings by December 31, 2021. As of September 30, 2021, grants approved and received but not recognized totaled $15.0 million.
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
Lease Commitments
The Company leases property, eight aircraft, aircraft engines and other types of equipment under operating leases. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to six years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the nine month period ending September 30, 2021, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $8.3 million compared to $26.4 million for the corresponding period of 2020. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at September 30, 2021 was 2.51% compared to 2.9% at December 31, 2020. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 3.9 years and 4.5 years as of September 30, 2021 and December 31, 2020, respectively.

For the nine month periods ended September 30, 2021 and 2020, cash payments against operating lease liabilities were $15.4 million and $12.8 million, respectively. As of September 30, 2021, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2021	$4,884
2022	18,017
2023	16,339
2024	12,841
2025	9,080
2026 and beyond	3,591
Total undiscounted cash payments	64,752
Less: amount representing interest	(2,999)
Present value of future minimum lease payments	61,753
Less: current obligations under leases	17,292
Long-term lease obligation	$44,461
Purchase Commitments
The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of September 30, 2021, the Company owned fifteen Boeing 767-300 aircraft and one Airbus A321-200 aircraft that were in or awaiting the modification process. As of September 30, 2021, the Company has agreements to purchase twelve more Boeing 767-300 passenger aircraft and two Airbus 321-200 passenger aircraft through 2024. As of September 30, 2021, the Company's commitments to acquire aircraft and convert them totaled $412.8 million.
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

Employees Under Collective Bargaining Agreements
As of September 30, 2021, the flight crewmember employees of ABX, ATI and Omni and flight attendant employees of ATI and Omni were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	4.8%
ATI	Air Line Pilots Association	9.2%
OAI	International Brotherhood of Teamsters	6.2%
ATI	Association of Flight Attendants	0.6%
OAI	Association of Flight Attendants	5.8%

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
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for both continuing and discontinued operations are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$24	$35	—	—	72	104
Interest cost	5,597	6,970	10	23	16,791	20,910	30	68
Expected return on plan assets	(11,875)	(11,168)	—	—	(35,625)	(33,504)	—	—
Amortization of net loss	1,764	941	47	31	5,292	2,823	141	93
Net periodic benefit cost (income) loss	$(4,514)	$(3,257)	$81	$89	$(13,542)	$(9,771)	$243	$265

During the nine month period ending September 30, 2021, the Company contributed $1.8 million to the pension plans.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2021 have been estimated utilizing a 23% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period.
As a result of these differences in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles, the Company's effective tax rate for the first nine months of 2021 was 23.2%. The final effective tax rate for the year 2021 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and nine month periods ending September 30, 2021 and 2020 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2020	(59,700)	(654)	(12)	(60,366)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	941	31	—	972
Income Tax (Expense) or Benefit	(215)	(7)	—	(222)
Other comprehensive income, net of tax	726	24	—	750
Balance as of September 30, 2020	(58,974)	(630)	(12)	(59,616)

Balance as of January 1, 2020	(61,152)	(702)	(12)	(61,866)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	2,823	93	—	2,916
Income Tax (Expense) or Benefit	(645)	(21)	—	(666)
Other comprehensive income, net of tax	2,178	72	—	2,250
Balance as of September 30, 2020	(58,974)	(630)	(12)	(59,616)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2021	(75,369)	(477)	(14)	(75,860)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,764	47	—	1,811
Income Tax (Expense) or Benefit	(402)	(11)	—	(413)
Other comprehensive income, net of tax	1,362	36	—	1,398
Balance as of September 30, 2021	(74,007)	(441)	(14)	(74,462)

Balance as of January 1, 2021	(78,093)	(549)	(14)	(78,656)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	5,292	141	—	5,433
Income Tax (Expense) or Benefit	(1,206)	(33)	—	(1,239)
Other comprehensive income, net of tax	4,086	108	—	4,194
Balance as of September 30, 2021	(74,007)	(441)	(14)	(74,462)

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

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,085,023	$17.14	963,832	$17.67
Granted	273,845	26.65	437,054	18.85
Converted	(120,830)	25.40	(200,563)	19.87
Expired	(1,200)	26.60	(34,100)	19.40
Forfeited	(5,600)	23.31	(1,000)	18.90
Outstanding at end of period	1,231,238	$18.41	1,165,223	$17.69
Vested	357,499	$9.26	353,023	$8.25
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
For the nine month periods ended September 30, 2021 and 2020, the Company recorded expense of $5.5 million and $5.8 million, respectively, for stock incentive awards. At September 30, 2021, there was $8.6 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2021, none of the awards were convertible, 357,499 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,527,488 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2023.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Earnings from continuing operations - basic	$62,363	$(5,745)	$184,522	$22,826
Gain from stock warrants revaluation, net of tax	—	—	(23,776)	—
Earnings from continuing operations - diluted	$62,363	$(5,745)	$160,746	$22,826

Denominator:
Weighted-average shares outstanding for basic earnings per share	73,721	59,146	67,177	59,106
Common equivalent shares:
Effect of stock-based compensation awards and warrants	3,022	—	8,100	757
Weighted-average shares outstanding assuming dilution	76,743	59,146	75,277	59,863
Basic earnings per share from continuing operations	$0.85	$(0.10)	$2.75	$0.39
Diluted earnings per share from continuing operations	$0.81	$(0.10)	$2.14	$0.38
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 478,739 shares and 365,100 shares of restricted stock for 2021 and 2020, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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

The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2021	2020	2021	2020
Total revenues:
CAM	$92,931	$76,268	$264,802	$225,301
ACMI Services	330,906	300,189	851,338	871,958
All other	90,292	82,281	281,226	239,373
Eliminate inter-segment revenues	(48,174)	(54,592)	(145,451)	(165,415)
Total	$465,955	$404,146	$1,251,915	$1,171,217
Customer revenues:
CAM	$71,070	$51,409	$198,546	$148,104
ACMI Services	330,903	300,189	851,325	871,945
All other	63,982	52,548	202,044	151,168
Total	$465,955	$404,146	$1,251,915	$1,171,217
ACMI Services revenues are generated from airline service agreements and are usually based on hours flown, the amount of aircraft operated and crew resources provided during a month. ACMI Services revenues are typically recognized over time using the invoice practical expedient as flight operations are performed for the customer. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are measured on a monthly basis and recorded to revenue in the corresponding month earned. Under CMI agreements, the Company's airlines have an obligation to provide integrated services including flight crews, aircraft maintenance and insurance for the customer's cargo network. Under ACMI agreements, the Company's airlines are also obligated to provide aircraft. Under CMI and ACMI agreements, customers are generally responsible for aviation fuel, landing fees, navigation fees and certain other flight expenses. When functioning as the customers' agent for arranging such services, the Company records amounts reimbursable from the customer as revenues net of the related expenses as the costs are incurred. Under charter agreements, the Company's airline is obligated to provide full services for one or more flights having specific origins and destinations. Under charter agreements in which the Company's airline is responsible for fuel, airport fees and all flight services, the related costs are recorded in operating expenses. Any sales commissions paid for charter agreements are generally expensed when incurred because the amortization period is less than one year. ACMI Services are invoiced monthly or more frequently. (There are no customer rewards programs associated with services offered by the Company nor does the Company sell passenger tickets or issue freight bills.)
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
The Company's external customer revenues from other activities for the three and nine month periods ended September 30, 2021 and 2020 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Aircraft maintenance, modifications and part sales	$28,513	$26,063	$91,352	$78,749
Ground services	22,928	19,887	75,410	50,498
Other, including aviation fuel sales	12,541	6,598	35,282	21,921
Total customer revenues for Other Activities	$63,982	$52,548	$202,044	$151,168
CAM's aircraft lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance. CAM's leases do not contain residual guarantees. Approximately 15% of CAM's leases to external customers contain purchase options at projected market values. As of September 30, 2021, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $67.4 million for the remainder of 2021, $240.1 million, $196.1 million, $145.5 million, and $132.4 million, respectively, for each of the next 4 years ending December 31, 2025, and $372.1 million thereafter. As of December 31, 2020, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $222.4 million, $195.5 million, $150.5 million, $99.8 million and $90.7 million, respectively, for each of the next 5 years ending December 31, 2025, and $202.2 million thereafter.
For customers that are not a governmental agency or department, the Company generally receives partial payment in advance of services, otherwise customer balances are typically paid within 30 to 60 days of service. During the three and nine month periods ending September 30, 2021, the Company recognized $1.1 million and $2.9 million of non lease revenue that was reported in deferred revenue at the beginning of the respective periods, respectively, compared to $4.7 million and $2.8 million in the corresponding periods of 2020. Deferred revenue was $2.7 million and $3.0 million at September 30, 2021 and December 31, 2020, respectively, for contracts with customers.

Segment earnings, as used by the Company's management, includes an allocation of interest expense based on a reportable segments' assets. The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation and amortization expense:
CAM	$51,383	$41,421	$148,390	$126,492
ACMI Services	25,649	25,336	73,398	76,032
All other	719	1,217	2,647	3,083
Total	$77,751	$67,974	$224,435	$205,607
Interest expense
CAM	9,408	9,747	28,303	29,709
ACMI Services	4,672	4,803	13,668	15,749
Government grants recognized
ACMI Service	30,322	21,726	96,626	31,547

Segment earnings (loss):
CAM	$28,502	$19,781	$72,518	$55,241
ACMI Services	58,225	40,363	124,246	88,246
All other	(1,047)	(724)	2,503	(2,915)
Net unallocated interest expense	(371)	(797)	(1,995)	(2,133)
Impairment of aircraft and related assets	—	—	—	(39,075)
Net gain (loss) on financial instruments	(7,378)	(53,393)	37,797	(56,072)
Debt issuance costs	—	—	(6,505)	—
Other non-service components of retiree benefit costs, net	4,457	2,897	13,370	8,693
Loss from non-consolidated affiliate	(1,147)	(2,485)	(1,365)	(11,762)
Pre-tax earnings from continuing operations	$81,241	$5,642	$240,569	$40,223
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	September 30,	December 31
	2021	2020
Assets:
CAM	$2,238,638	$2,037,628
ACMI Services	814,195	811,516
All other	169,341	152,601
Total	$3,222,174	$3,001,745
During the first nine months of 2021, the Company had capital expenditures for property and equipment of $69.3 million and $358.1 million for the ACMI Services and CAM, respectively.

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
At September 30, 2021, we owned 104 Boeing aircraft that were in revenue service. At September 30, 2021, CAM also owned fifteen Boeing 767-300 aircraft and one Airbus A321-200 aircraft either already undergoing or awaiting induction into the freighter conversion process. In addition to these aircraft, we leased four freighter aircraft provided by a customer and four passenger aircraft. Our largest customers are the U.S. Department of Defense ("DoD"), Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") and DHL Network Operations (USA), Inc. and its affiliates ("DHL").
COVID-19
The health and safety of our employees is paramount. Our airline operations rely on flight crews, aircraft maintenance technicians, flight support personnel and aircraft loading personnel. We rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. Maintaining the health of our employees during the COVID-19 pandemic is essential for us to operate safely and maintain our customers' networks. We have taken precautions to prevent, detect and limit the spread of the COVID-19 virus in the workplace. We have added extra precautions and redundancies related to crew reserves, employee travel protocols, sanitation and other measures. We have encouraged our employee to take precautions and have given our employees the opportunity to get vaccinated.
Our passenger flight operations have been and will continue to be impacted by the pandemic primarily as a result of certain international airport closures, flight cancellations and increased expenses. Our airlines have received government funding pursuant to payroll support programs of the federal government as described in Note H of the accompanying financial statements. A vendor that converts our aircraft into freighters informed us that supply chain disruptions have resulted in the delay of various parts and will delay the conversion of aircraft expected to be completed this year by several weeks. The pandemic has not had a significant adverse financial impact on our airline operations for customers' freight networks. We have not experienced a wide-spread outbreak at any of our employee locations.
A COVID-19 outbreak among our flight crews, at one of our maintenance facilities, at a critical vendor, at a customer sorting center, at an aircraft modification facility or at an airport could result in workforce shortages, facility closures, delayed aircraft deployments and additional flight cancellations. Additionally, the threat of COVID-19's continued spread, regulatory requirements and government restrictions could result in critical supply chain disruptions, a reduced workforce, reduced availability of contractors, scarcity of critical parts and delayed deliveries of parts and equipment. In such events, flight delays, additional revenue disruptions and additional costs would result.

Segments
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
DoD
The DoD comprised 26% and 33% of our consolidated revenues during the nine month periods ending September 30, 2021 and 2020, respectively. Our airlines have been providing passenger and cargo airlift services to the U.S. DoD since the mid 1990's. Contracts with the U.S. Transportation Command ("USTC") are typically for a one-year period, however, the current passenger international charter contract has a two-year term with option periods, at the election of the DoD, through September 2024 and the contract with ATI to provide combi aircraft operations runs through December 2021. The decline in the percentage of revenues from the DoD primarily reflects the negative impact of the COVID-19 pandemic on our passenger flight operations and increased revenues from aircraft leases to other customers, including Amazon.
Amazon
Revenues from our commercial arrangements with ASI comprised approximately 35% and 29% of our consolidated revenues during the nine month periods ending September 30, 2021 and 2020, respectively. On March 8, 2016, we entered into an Air Transportation Services Agreement (as amended, the “ATSA”) with ASI pursuant to which we lease Boeing 767 freighter aircraft to ASI, operate the aircraft via our airline subsidiaries, perform maintenance services and provide ground handling services through our subsidiary, LGSTX. Under the ATSA, we operate aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network. The operating term of the ATSA runs through March of 2026 and is thereafter subject to renewal provisions.
The table below summarizes aircraft lease placements and commitments with Amazon as of September 30, 2021.

	Amazon	Year of
	# of Leases	Commencement	Expiration
Leased
Boeing 767-200	12	2016	2023
Boeing 767-300	2	2016	2026
Boeing 767-300	6	2017	2027
Boeing 767-300	6	2019	2029
Boeing 767-300	5	2020	2030
Boeing 767-300	8	2021	2031

Lease Commitments
Boeing 767-300	3	2021	2031

In conjunction with the execution of the ATSA and its amendments, the Company and Amazon entered into an Investment Agreement (the 2016 Investment Agreement) and a Stockholders Agreement on March 8, 2016 and a second Investment Agreement on December 20, 2018 (the 2018 Investment Agreement). Pursuant to these Investment Agreements, the Company issued warrants to Amazon in conjunction with aircraft leases. Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for financial instruments. The fair value of the warrants issued or issuable to Amazon are recorded as a lease incentive asset and are amortized against revenues over the duration of the aircraft leases. The Company's earnings are impacted by the fair value re-measurement of the Amazon warrants classified in liabilities at the end of each reporting period, customer incentive amortization and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described below for financial reporting.
For additional information about the Amazon warrants, see Note C to the accompanying financial statements in this report.
DHL
DHL accounted for 13% and 12% of the Company's consolidated revenues, excluding directly reimbursed revenues, during the nine month periods ending September 30, 2021 and 2020, respectively. Under a CMI agreement with DHL, ABX operates and maintains aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the CMI agreement, ABX is responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to DHL that it operates. As of September 30, 2021, CAM leased 12 Boeing 767 aircraft to DHL comprised of four Boeing 767-200 aircraft and eight Boeing 767-300 aircraft, expiring between 2022 and 2028. Eight of the 12 Boeing 767 aircraft were being operated by our airlines for DHL. We also operated four CAM-owned Boeing 757 aircraft under other operating arrangements with DHL during the first half of 2020. DHL terminated operating agreements for three of the Boeing 757 aircraft in mid 2020 and the last one during the first quarter of 2021.
In May 2021, CAM reached an agreement with DHL to lease four more Boeing 767-300 converted freighter to DHL, each for a term of seven years. One of these leases began in the third quarter of 2021. The remaining three aircraft leases are expected to begin in 2022.

RESULTS OF OPERATIONS
Summary
External customer revenues from continuing operations increased by $61.8 million, or 15%, to $466.0 million and $80.7 million, or 7%, to $1,251.9 million for the three and nine month periods ended September 30, 2021 compared to the corresponding periods of 2020. Customer revenues increased in 2021 for aircraft leasing and flying for our customers' package delivery networks, and passenger revenues increased during the third quarter of 2021 compared to the previous year period. Passenger revenues for the first nine months of 2021 were negatively impacted by the COVID-19 pandemic more so than the revenues for the first nine months of 2020.
Consolidated net earnings from continuing operations were $62.4 million and $184.5 million for the three and nine month periods ending September 30, 2021, respectively, compared to net losses of $5.7 million and net earnings of $22.8 million for the corresponding periods of 2020. The pre-tax earnings from continuing operations were $81.2 million and $240.6 million for the three and nine month periods ending September 30, 2021, respectively, compared to pre-tax earnings of $5.6 million and $40.2 million for the corresponding periods of 2020. Earnings were affected by the following specific events or adjustments that do not directly reflect our underlying operations among the periods presented.
•Pre-tax earnings included losses of $7.4 million and gains of $37.8 million for the three and nine month periods ended September 30, 2021, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon. This compares to pre-tax losses for re-measurement of financial instruments of $53.4 million and $56.1 million for the corresponding periods of 2020.

•Pre-tax earnings were reduced by $5.8 million and $17.3 million for the three and nine month periods ended September 30, 2021, respectively, for the amortization of customer incentives given to ASI in the form of warrants, compared to $5.3 million and $15.0 million for the corresponding periods of 2020.
•Pre-tax earnings from continuing operations included gains of $4.5 million and $13.4 million for the three and nine month periods ended September 30, 2021, respectively, for the non-service components of retiree benefit plans compared to gains of $2.9 million and $8.7 million for the corresponding periods of 2020.
•Pre-tax earnings for the three and nine month periods ended September 30, 2021, included losses of $1.1 million and $1.4 million, respectively, for the Company's share of development costs for a joint venture and the partial sale of an airline investment, compared to losses of $2.5 million and $11.8 million for the corresponding periods of 2020.
•Pre-tax earnings for the nine month period ended September 30, 2020, included an impairment of $39.1 million for our four Boeing 757 freighter aircraft and related assets.
•Pre-tax earnings for the nine month period ended September 30, 2021, included a charge of $6.5 million to write-off debt issuance costs in conjunction with the repayment of term loans.
•During the three and nine month periods ended September 30, 2021, the Company recognized $30.3 million and $96.6 million, respectively, of government grants from payroll support program agreements during the pandemic compared to $21.7 million and $31.5 million for the corresponding periods of 2020.
After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $60.8 million and $117.9 million for the three and nine month periods ended September 30, 2021, respectively, compared to $42.2 million and $121.9 million for the corresponding periods of 2020. Adjusted pre-tax earnings from continuing operations, which excludes the recognition of COVID-19 related government grants, increased by $18.6 million and decreased by $4.0 million for the three and nine month periods ended September 30, 2021 compared to the corresponding periods of 2020. Improved earnings during the third quarter of 2021 reflect additional aircraft leases, increased operations for customer delivery networks and increased block hours for passenger operations driven primarily by Afghanistan evacuation flights. Lower earnings for the first nine months of the year, primarily reflect the lower level of passenger operations during the first six months of 2021 compared to the corresponding period of 2020. During 2020, the DoD and other government agencies contracted for special airlift capacity and missions which did not reoccur at the same levels during the first six months of 2021.
Pre-tax segment earnings for CAM increased $8.7 million and $17.3 million for the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020, driven by 13 more aircraft under lease to external customers since October 1, 2020. Pre-tax segment earnings for ACMI Services, which includes government grants, increased $17.9 million and $36.0 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020, as reduced passenger flying due to COVD-19 was offset by the recognition of additional pandemic-related government grants and additional revenues for customer delivery networks.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2021	2020	2021	2020
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$97,960	$80,976	$279,813	$238,930
Lease incentive amortization	(5,029)	(4,708)	(15,011)	(13,629)
Total CAM	92,931	76,268	264,802	225,301
ACMI Services	330,906	300,189	851,338	871,958
Other Activities	90,292	82,281	281,226	239,373
Total Revenues	514,129	458,738	1,397,366	1,336,632
Eliminate internal revenues	(48,174)	(54,592)	(145,451)	(165,415)
Customer Revenues	$465,955	$404,146	$1,251,915	$1,171,217

Pre-Tax Earnings (Loss) from Continuing Operations:
CAM, inclusive of interest expense	$28,502	$19,781	$72,518	$55,241
ACMI Services, inclusive of government grants and interest expense	58,225	40,363	124,246	88,246
Other Activities	(1,047)	(724)	2,503	(2,915)
Net unallocated interest expense	(371)	(797)	(1,995)	(2,133)
Impairment of aircraft and related assets	—	—	—	(39,075)
Net financial instrument re-measurement (loss) gain	(7,378)	(53,393)	37,797	(56,072)
Debt issuance costs	—	—	(6,505)	—
Other non-service components of retiree benefits gains, net	4,457	2,897	13,370	8,693
Loss from non-consolidated affiliate	(1,147)	(2,485)	(1,365)	(11,762)
Pre-Tax Earnings (Loss) from Continuing Operations	81,241	5,642	240,569	40,223
Add other non-service components of retiree benefit (gains) costs, net	(4,457)	(2,897)	(13,370)	(8,693)
Remove government grants	(30,322)	(21,726)	(96,626)	(31,547)
Add impairment of aircraft and related assets	—	—	—	39,075
Add loss for non-consolidated affiliates	1,147	2,485	1,365	11,762
Add debt issuance costs	—	—	6,505	—
Add customer incentive amortization	5,798	5,291	17,295	15,044
Remove (gain) add net loss on financial instruments	7,378	53,393	(37,797)	56,072
Adjusted Pre-Tax Earnings from Continuing Operations (Non-GAAP)	$60,785	$42,188	$117,941	$121,936

Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments; (iii) customer incentive amortization; (iv) the start-up costs of a non-consolidated joint venture; (v) the charge off of debt issuance costs; and (vi) the sale of an airline investment. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. In addition, we also exclude the recognition of government grants from adjusted pre-tax earnings to highlight the varying impact of the grants on our operating results. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of September 30, 2021 and December 31, 2020. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At September 30, 2021, the Company owned fifteen Boeing 767-300 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first nine months of 2021 is summarized below:
•CAM completed the modification of seven Boeing 767-300 freighter aircraft purchased in the previous year and began to lease all seven of these aircraft to external customers under multi-year leases. ATI operates five of these aircraft for a customer.
•OAI returned one Boeing 767-300 passenger aircraft to CAM. CAM converted this passenger aircraft into a standard freighter configuration. This aircraft was leased to an external customer under a multi-year lease.
•ATI returned three Boeing 767-300 freighter aircraft to CAM. CAM leased all three of these aircraft to an external customer under a multi-year lease. ATI operates these aircraft for the customer.
•External customers returned five Boeing 767-200 freighter aircraft to CAM. Three of these aircraft were leased to other external customers under multi-year leases. One of the aircraft is being prepped for lease to another external customer later in 2021.
•CAM purchased fourteen Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2021 and 2022.
•CAM purchased one Airbus A321-200 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. This aircraft is expected to be leased to an external customer during 2022.
•ATI returned the last Boeing 757-200 freighter aircraft to CAM and the aircraft was retired.
•ATI began to operate a customer provided Boeing 767-300 freighter aircraft and ABX began to operate a customer provided Boeing 767-200 freighter aircraft.

	September 30, 2021			December 31, 2020
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	5	26	31	5	28	33
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	2	56	58	5	45	50
Boeing 767-300 Passenger	6	—	6	7	—	7
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Freighter	—	—	—	1	—	1
Boeing 757-200 Combi	4	—	4	4	—	4
Total	22	82	104	27	73	100
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3
Boeing 767-200 Freighter	1	—	1	—	—	—
Boeing 767-300 Freighter	3	—	3	2	—	2
Total	8	—	8	6	—	6
Other aircraft
Owned Boeing 767-300 under modification	—	15	15	—	8	8
Owned Airbus A321-200 under modification	—	1	1	—	—	—
Owned Boeing 767 available or staging for lease	—	2	2	—	—	—
As of September 30, 2021, ABX, ATI and OAI were leasing 22 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 26 externally leased Boeing 767-200 freighter aircraft, 12 were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX, three were leased to DHL and were being operated by a DHL-affiliated airline and ten were leased to other external customers. Of the 56 externally leased Boeing 767-300 freighter aircraft, 27 were leased to ASI and operated by ABX or ATI, seven were leased to DHL and operated by ABX, one was leased to DHL and is being operated by a DHL-affiliated airline and 21 were leased to other external customers. The carrying values of the total in-service fleet as of September 30, 2021 and December 31, 2020 were $1,641.8 million and $1,535.3 million, respectively.
CAM Segment
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years.
As of September 30, 2021 and 2020, CAM had 82 and 69 aircraft under lease to external customers, respectively. CAM's revenues grew by $16.7 million and $39.5 million for the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020, primarily as a result of additional aircraft leases. Revenues from external customers totaled $71.1 million and $198.5 million for the three and nine month periods ended September 30, 2021, respectively, compared to $51.4 million and $148.1 million for the corresponding periods of 2020. CAM's revenues from the Company's airlines totaled $21.9 million and $66.3 million for the three and nine month periods ended September 30, 2021, respectively, compared to $24.9 million and $77.2 million for the corresponding periods of 2020. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $17.0 million and $40.9 million for the three and nine month periods ended September 30, 2021 compared to the corresponding periods of 2020, primarily as a result of new aircraft leases in 2021. Since October 1, 2020, CAM has added eleven Boeing 767-300 aircraft to its portfolio and placed all eleven Boeing 767-300 aircraft with external customers under long-term leases.
CAM's pre-tax segment earnings, inclusive of internally allocated interest expense, were $28.5 million and $72.5 million for the three and nine month periods ended September 30, 2021, respectively, compared to $19.8 million and $55.2 million for the corresponding periods of 2020. Increased pre-tax earnings reflect the eleven aircraft placed into service since October 1, 2020. The pre-tax earnings are inclusive of increased depreciation expense of $10.0 million and $21.9 million for the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020 driven by the addition of seven additional Boeing aircraft in the first nine months of 2021 compared to the first nine months of 2020.
In addition to the fifteen Boeing 767-300 aircraft and one Airbus A321-200 aircraft which were in the freighter modification process at September 30, 2021, CAM also has agreements to purchase twelve more Boeing 767-300 aircraft and two more Airbus A321-200 aircraft and expects to complete their modification from a passenger to freighter configuration. We expect to place at least four more B767-300 freighters under long-term leases in the fourth quarter of 2021, bringing the planned total number of leased B767-300 freighters for 2021 to fifteen, comprised of eleven newly modified Boeing 767-300 freighters and four re-deployed Boeing 767-300 freighters, including eleven to Amazon and four to other external customers. CAM has also secured access to 70 additional modification slots with conversion vendors. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. CAM's future operating results will also depend on the timing and lease rates under which aircraft are redeployed when leases expire. CAM's future operating results will also be impacted by the additional amortization of warrant incentives as incremental long-term aircraft leases to ASI commence.
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
Total revenues from ACMI Services increased $30.7 million and decreased $20.6 million during the three and nine month periods ended September 30, 2021, respectively, to $330.9 million and $851.3 million compared to the corresponding periods of 2020. Combined revenues from contracted passenger and combi flights increased sharply during the third quarter of 2021, driven by Afghanistan evacuation missions for the U.S government. Combined block hours flown for all passenger flights, including contracted commercial passenger and combi flights, for the three and nine month periods ending September 30, 2021, increased 8% and decreased 16%, respectively, compared to the corresponding periods of 2020. Revenues for the first nine months of 2021 were impacted by the COVID-19 pandemic more so than the revenues for the first nine months of 2020. During 2020, the DoD and other government agencies contracted for special airlift capacity and missions which did not occur at the same levels during 2021.
Overall billable block hours increased 17% and 10% for the three and nine month periods ending September 30, 2021, respectively, compared to the corresponding periods of 2020 and reflect more freighter aircraft added since September 30, 2020. During the first nine months of 2021, we began to operate eight more CAM-owned Boeing 767-300 aircraft under the Amazon ATSA, one more customer provided Boeing 767-300 aircraft and one customer provided Boeing 767-200 aircraft. As of September 30, 2021, ACMI Services included 77 in-service aircraft compared to 71 as of September 30, 2020.
ACMI Services had pre-tax segment earnings of $58.2 million and $124.2 million during the three and nine month periods ended September 30, 2021, respectively, compared to $40.4 million and $88.2 million for the corresponding periods of 2020 inclusive of internally allocated interest expense and the recognition of pandemic-related government grants of $30.3 million and $96.6 million in the three and nine months periods ended September 30, 2021 and $21.7 million and $31.5 million in the corresponding periods of 2020. Internally allocated interest expense decreased by $0.1 million and $2.1 million for the three and nine month periods ended September 30, 2021, to $4.7 million and $13.7 million, respectively, compared to the corresponding periods in 2020. In addition to the increase in government grants recognized, ACMI Services earnings increased during the third quarter of 2021 compared to the corresponding period of 2020 due primarily to increased revenues for customer delivery networks.

Earnings for the first nine months of 2021 were negatively impacted by lower DoD flying during the first six months of 2021 compared to 2020.
Due to the wind-down of Afghanistan-related evacuation operations, the level of passenger operations for the remainder of 2021 is expected to decline from third quarter 2021 levels. While difficult to predict, we expect revenues from passenger operations for the fourth quarter of 2021 to be similar to the level of fourth quarter 2020 passenger operations. We expect Amazon to lease at least three more Boeing 767-300 freighter aircraft from CAM during the last quarter of 2021 and contract the operation of those aircraft through our existing ATSA. We also expect Amazon to contract with us to operate one more Amazon-provided aircraft under the ATSA during the fourth quarter of 2021.
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
External customer revenues from all other activities increased $11.4 million and $50.9 million for the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. Broad revenue increases during the first nine months of 2021 were led by ground services revenues which increased over 49% compared to the previous year period. The pre-tax earnings from other activities increased $5.4 million during the nine month period ended September 30, 2021, to $2.5 million, compared to the corresponding period of 2020 as a result of higher revenues.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $19.5 million, or 15%, and $58.0 million, or 16%, during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020, driven by higher employee headcount for flight operations, maintenance operations and package sorting services along with increased healthcare benefit costs. The total headcount increased 4% as of September 30, 2021, compared to September 30, 2020, including additional personnel for the two USPS mail contracts added since last year. Additionally, increases since July 1, 2020, include more flight crewmembers, aircraft maintenance technicians and other personnel to support additional flight operations for our customers' express cargo networks, primarily ASI. Salaries expense also increased due to an amended collective bargaining agreement with the union for ABX's pilot employees, which went into effect at the beginning of 2021.
Depreciation and amortization expense increased $9.8 million and $18.8 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. The increase reflects incremental depreciation for eleven Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since October 1, 2020, as well as capitalized heavy maintenance and navigation technology upgrades. This increase in depreciation was offset by the retirement of the Boeing 757 freighter fleet and lower depreciation expense on passenger aircraft engines due to reduced activity compared to the previous year. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion and capital spending plans.
Maintenance, materials and repairs expense decreased $5.0 million and $2.5 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. Decreased maintenance expense for the first nine months of 2021 was driven by lower costs for engine repairs at our airlines offset by increased flight operations for our customers' express cargo networks and increased heavy maintenance. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $14.0 million and $0.4 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. Fuel expense increased during the first nine months of 2021 compared to 2020 primarily due to the additional block hours operated by our airlines and increases in the price per gallon of aviation fuel compared to the previous year periods.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $1.8 million and $7.5 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. The increases were driven by additional ground equipment installation projects for customers and higher fees for airport services compared to the previous year periods.
Travel expense increased by $4.7 million and $2.6 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. The increase in travel expense during the first nine months of 2021 reflects an increase in employee travel to support higher block hours flown for customers, which increased 10% compared to 2020.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.6 million and $1.3 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020, driven by increased block hours for our customers' express cargo networks.
Rent expense increased by $0.7 million and $3.6 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020 due to the lease of an additional passenger aircraft and facility rents for the two USPS facilities started in mid 2020.
Insurance expense increased by $0.1 million and $2.1 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. Aircraft fleet insurance has increased due to additional aircraft operations and higher insurance rates during the first nine months of 2021 compared to 2020.
Other operating expenses decreased by $1.4 million and $1.2 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. Other operating expenses include professional fees, employee training, utilities, commission expense to our CRAF team for DoD revenues and other expenses.
Operating results included a pre-tax expense credit of $30.3 million and $96.6 million during the three and nine month periods ended September 30, 2021, respectively, compared to $21.7 million and $31.5 million during the corresponding periods of 2020, to recognize grants received from the U.S. government for payroll support programs. For additional information about the government grants, see Note H of the accompanying financial statements.
Non Operating Income, Adjustments and Expenses
Interest expense decreased by $1.0 million and $3.8 million during the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. Interest expense during the first nine months of 2021 decreased compared to 2020 due to lower interest rates on our borrowings under the Senior Credit Agreement and lower average debt balances outstanding during the year. During the second quarter of 2021, the Company recorded a pre-tax charge of $6.5 million to write-off the unamortized debt issuance costs of the Company's term loans which were repaid in full during April 2021.
The Company recorded unrealized pre-tax losses on financial instrument re-measurements of $7.4 million and gains of $37.8 million during the three and nine month periods ended September 30, 2021, respectively, compared to pre-tax losses of $53.4 million and $56.1 million for the corresponding periods of 2020. The gains and losses include the results of re-valuing, as of September 30, 2021 and 2020, the fair value of the stock warrants granted to Amazon. Generally, the warrant value increases or decreases with corresponding increases or decreases in the ATSG share price during the measurement period. Warrant gains for the first nine months of 2021 reflect an 18% decrease in the traded price of ATSG shares.
Non-service components of retiree benefits were a net gain of $4.5 million and $13.4 million for the three and nine month periods ended September 30, 2021, respectively, compared to $2.9 million and $8.7 million for the corresponding periods of 2020. The non-service component gain and losses of retiree benefits are actuarially determined and include the amortization of unrecognized gains and losses stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non-service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2021 have been estimated utilizing a 23% rate based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, officer's compensation, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective tax rate from continuing operations for both the three and nine month periods ended September 30, 2021 was 23%. The effective tax rate is affected by changes in valuation allowances and other discrete tax items in which expenses and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurements, incentive amortizations and the other adjustments for adjusted pre-tax earnings from continuing operations was 24% for both the three and nine month periods ended September 30, 2021. The effective tax rate before including the effects of the warrants was 25% and 23% for the three and nine month periods ended September 30, 2020, respectively.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax gains related to the former sorting operations were $3.1 million for the first nine months of 2021 compared to $5.4 million for 2020. Pre-tax earnings during 2021 and 2020 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $429.2 million and $423.3 million for the first nine months in 2021 and 2020, respectively. Cash receipts from the U.S. government for COVID-19 payroll support programs were $83.0 million and $75.4 million for the first nine month of 2021 and 2020 respectively (see Note H to the accompanying financial statements). Cash outlays for pension contributions were $1.8 million and $8.2 million for the first nine months of 2021 and 2020, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $428.1 million and $394.3 million for the first nine months of 2021 and 2020, respectively. Capital expenditures in the first nine months of 2021 included $278.5 million for the acquisition of 14 Boeing 767-300 aircraft, one Airbus A321-200 aircraft and freighter modification costs; $140.9 million for required heavy maintenance; and $8.7 million for other equipment. Capital expenditures in the first nine months of 2020 included $273.4 million for the acquisition of eight Boeing 767-300 aircraft and freighter modification costs; $65.3 million for required heavy maintenance; and $55.6 million for other equipment, including the purchases of aircraft engines and rotables. We estimate that capital expenditures for 2021 will total at least $530 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes.
During the first nine months of 2021 and 2020, we contributed $2.5 million and $9.1 million, respectively, to a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash provided by financing activities was $7.6 million during the first nine months of 2021 compared to $14.3 million used in financing activities in 2020. Financing activities include $132 million remitted by Amazon on May 7, 2021 to exercise warrants for the Company's common stock, as described in Note C of the accompanying financial statements. During the first nine months in 2021, we made debt principal payments of $1,758.0 million which included payments of $619.1 million to repay the entire balance of all term loans and payments of $1,138.9 million to the revolving credit facility. Our financing activities during the first nine months in 2020 included a debt offering of a $200 million add-on to our senior unsecured notes. During the first nine months in 2021, we drew $1,430.6 million from the revolving credit facility. The proceeds from the senior notes add-on, the funds received from Amazon and draws on the revolving credit facility resulted in the retirement of the term loans and a larger outstanding balance under the revolving credit agreement. During the first nine months in 2020, we drew $80.0 million from the revolving credit facility. Our financing activities during the first nine months in 2020 included a debt offering of $500 million in senior unsecured notes which was used to pay down the revolving credit facility in 2020. Our borrowing activities were necessary to purchase and modify aircraft for deployment into air cargo markets.
Commitments
The Company outsources a significant portion of the aircraft freighter modification process to third parties. The modification primarily consists of the installation of a standard cargo door and loading system. As of September 30, 2021, the Company had sixteen aircraft that were in or awaiting the modification process. We have agreements to purchase twelve more Boeing 767-300 passenger aircraft and two Airbus 321-200 passenger aircraft. We have contracted with third parties for future modifications of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft. We expect to finance the capital expenditures from current cash balances, future operating cash flows and the Senior Credit Agreement. For additional information about the Company's aircraft modification obligations, see Note H of the accompanying financial statements in this report.
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. Approval of a supplemental type certificate from the FAA was granted in April 2021 and aircraft conversions have begun. We expect to make contributions to the joint-venture, equal to the Company's 49% ownership percentage, as may be needed for inventory and other working capital needs during 2021.
Liquidity
At September 30, 2021, the Company had $49.8 million of cash balances. We believe that the Company's current cash balances and forecasted cash flows provided from its customer leases, operating agreements and government grants combined with its Senior Credit Agreement, will be sufficient to fund operations, capital spending, scheduled debt payments and required pension funding for at least the next 12 months.
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
The Senior Credit Agreement was amended on April 6, 2021 ("Amended Credit Agreement"), to temporarily increase the maximum amount of the Company's revolving credit facility from $600 million to $1 billion and, thereafter, reduce the maximum amount on April 13, 2021, to $800 million. In addition, the amendment modified the maturity date of the agreement from November 30, 2024, to April 6, 2026, and effected other changes as described in Note F of the accompanying financial statements. In conjunction with the amendment, we prepaid the entire outstanding balance of all term loans at the time of the amendment.
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
As of September 30, 2021, the unused revolving credit facility totaled $353.3 million and additional permitted indebtedness under the Senior Credit Agreement, subject to compliance with other covenants, was limited to $250.0 million. Additional debt or lower EBITDA may result in higher interest rates. Under the Senior Credit Agreement, interest rates are adjusted quarterly based on the prevailing LIBOR or prime rates and a ratio of the Company's outstanding debt level to EBITDA. At the Company's current debt-to-EBITDA ratio, the Senior Notes bear a fixed interest rate of 4.75% and the revolving credit facility bears a variable interest rate of 1.09%.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2021 and 2020, we were not involved in any material unconsolidated SPE transactions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the third quarter of 2021. As of September 30, 2021, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.
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

Certifications
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	November 8, 2021

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 8, 2021	and Principal Accounting Officer)