Form 10-K
period 2021-12-31
Air Transport Services Group, Inc.
filed 2022-03-01
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,157,662,938.
As of March 1, 2022, there were 74,222,011 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 25, 2022 are incorporated by reference into Parts II and III.

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

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2021 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
Company Overview
Founded in 1980, Air Transport Services Group, Inc. is a leading provider of aircraft leasing and air cargo transportation and related services. We lease converted freighter aircraft to customers throughout North America, Europe, Asia and Africa. Our total in service fleet is comprised of 117 Boeing aircraft as of December 31, 2021. To support the needs of our leasing customers, and the aviation and logistics industries at large, we offer a broad array of complementary solutions ranging from flight and ground operations to aircraft maintenance and overhaul services. When the context requires, we may use the terms “Company,” "we," "our" and “ATSG” in this report to refer to the business of Air Transport Services Group, Inc. and its subsidiaries on a consolidated basis.
Strategy
Our primary business segment is aircraft leasing. We acquire used medium wide-body and narrow-body passenger aircraft, manage their conversion into a freighter configuration leveraging our experience as an airline and lease the converted freighters to customers under long-term contracts. The aircraft we target for conversion are ideal for express and e-commerce driven regional air networks. As a result, our aircraft can be deployed into regional markets more economically than larger capacity aircraft, newly built aircraft or other competing alternatives.
We distinguish ourselves from, and gain an advantage over, our competitors by offering a breadth of integrated, complementary aviation- and logistics-related services. Our broad range of ancillary services includes aircraft maintenance and modifications, engine leases and sort and gateway operations.
Our business development and marketing efforts leverage the entire portfolio of our capabilities to create a customized bundled solution to meet our customers' needs. Our ability to offer our customers differentiated services, including aircraft leasing, airline express operations, line and heavy maintenance, and ground handling services makes us unique from other providers in our industry.
Services
We have two reportable segments: Cargo Aircraft Management Inc. ("CAM"), which includes the leasing of aircraft and aircraft engines, and ACMI Services, which includes the cargo and passenger aircraft flight operations of our three airlines. Our other business operations, which primarily provide support services to the transportation industry, do not constitute reportable segments.
CAM
We own and lease aircraft through our subsidiary, CAM. We acquire used passenger aircraft, typically 15-20 years old, and cause them to be converted to a freighter aircraft configuration. Following conversion, we lease those aircraft externally under long-term contracts to a customer base that includes Amazon.com Services, LLC (“ASI”), DHL Network Operations (USA), Inc. and its affiliates (“DHL”), and other airlines as well as internally to our own airline subsidiaries.
At December 31, 2021, we owned 107 Boeing aircraft that were in revenue service. We also owned twelve Boeing 767-300 aircraft and one Airbus 321-200 aircraft either undergoing or awaiting induction into the freighter conversion process. A complete list of the Company's aircraft is included in Item 2, Properties.
We are the world's largest owner of converted Boeing 767 freighter aircraft. Our freighter fleet is composed primarily of Boeing 767 aircraft, which are desirable in regional air networks because of their reliability, cubic cargo capacity and durable performance. Each of the Boeing 767 aircraft we acquire and convert to freighter configuration is expected to have an economic life of at least 20 years. The demand for this aircraft type remains strong and it will remain our primary mid-sized freighter aircraft for the foreseeable future. We have agreements with two aircraft conversion providers, Israel Aerospace Industries ("IAI") and The Boeing Company ("Boeing"), to convert 39 additional Boeing aircraft over the next three years.
Through a joint venture with Precision Aircraft Solutions, LLC, we have developed a design for the conversion of Airbus A321 passenger aircraft into a freighter configuration and in 2021 were granted a Supplemental Type Certificate (“STC”) for such design (An STC is granted by the FAA and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component.). The converted Airbus A321 freighter is well suited for air-express service and e-commerce fulfillment over shorter routes with smaller payloads than the Boeing 767. The Airbus A321 can operate with more fuel efficiency than the comparable freighter aircraft variants of the Boeing 737 and Boeing 757. We have begun acquiring A321 aircraft for conversion to grow our fleet and further support our ability to meet the growing demand worldwide for narrow-body freighter aircraft.
We have also entered into an agreement with Elbe Flugzeugwerke (“EFW”) to secure the right to convert 29 Airbus A330 passenger aircraft to a freighter configuration with EFW. The first aircraft induction is expected to occur in mid-2023. The Airbus A330 aircraft can provide capabilities similar to the Boeing 767 for medium wide-body airlift. The pending addition of this aircraft type to our fleet has already began to open new streams of customer interest and demand internationally.
Under a typical lease arrangement, the customer maintains the aircraft in serviceable condition at its own cost. At the end of the lease term, the customer is typically required to return the aircraft in approximately the same maintenance condition that existed at the inception of the lease, as measured by airframe and engine time and cycles since the last scheduled maintenance event. CAM examines the credit worthiness of potential customers, their short and long-term growth prospects, their financial condition and backing, the experience of their management, and the impact of governmental regulations when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease.
ACMI Services
ACMI Services consists of the operations of our three airline subsidiaries: ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”), and Omni Air International, LLC (“OAI”). Each of these airlines is independently certificated by the United States Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA").
A typical operating agreement for airline services requires us to supply a combination of aircraft, crew, maintenance and/or insurance for specified transportation operations. These services are commonly referred to as ACMI, CMI or charter services depending on the selection of services contracted by the customer. The customer bears the responsibility for capacity utilization and unit pricing in all cases.
ACMI - The airline provides the aircraft, flight crews, aircraft maintenance and aircraft hull and liability insurance while the customer is typically responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses.
CMI - The customer is responsible for providing the aircraft, in addition to the fuel and other operating expenses. The airline provides the flight crews, aircraft hull and liability insurance and typically aircraft line maintenance as needed between network flights.
Charter - The airline is responsible for providing full service, including fuel, aircraft, flight crews, maintenance, aircraft hull and liability insurance, landing fees, parking fees, catering, passenger handling fees, ground and cargo handling expenses and other operating expenses for an all-inclusive price.
The majority of the aircraft operated by our airlines are owned by CAM. Those aircraft are either leased directly to CAM's customer or leased to one of our airlines. A summary of our airlines are below:
ABX
ABX operates 767 aircraft exclusively in freighter configuration. ABX specializes in providing aircraft operations to customers in the e-commerce and express delivery markets, with DHL as its largest customer.
ATI
ATI operates Boeing 767 freighter aircraft and Boeing 757 “combi” aircraft, which are capable of simultaneously carrying passengers and cargo containers on the main flight deck. ATI operates its fleet of Boeing 767 primarily for the express package industry and freight forwarders, with ASI as its largest customer. It operates its fleet of Boeing 757 “combi” aircraft primarily for the United States Department of Defense ("DoD").

OAI
In November 2018, we acquired OAI, a passenger airline, along with its related entities ("Omni"). OAI operates Boeing 767 and Boeing 777 passenger aircraft. OAI carries passengers worldwide for a variety of private sector customers and government services agencies. It provides tailored passenger and government charter services, airline startup and route development services.
ABX, ATI and OAI are each participants in the Civil Reserve Air Fleet (“CRAF”), a National Emergency Preparedness Program designed to augment the airlift capability of the DoD and meet the national security interests and contingency requirements of the U.S. Transportation Command (“USTC”). The combined efforts of our airlines make us the nation’s largest provider of passenger charter service to DoD and other governmental agencies.
Support Services
We provide a wide range of air transportation related services to our customers including aircraft maintenance and modification, ground support and crew training.
Aircraft Maintenance and Modification
Our aircraft maintenance and modification services, which are provided primarily by our subsidiaries Airborne Maintenance and Engineering Services, Inc. (“AMES”) and Pemco World Air Services, Inc. ("Pemco"), provide airframe modification and heavy maintenance, component repairs, engineering services and aircraft line maintenance. Another subsidiary, AMES Material Services, Inc., resells and brokers aircraft parts. AMES and Pemco are certified by the Federal Aviation Administration (“FAA”) under Part 145 of the Federal Aviation Regulations. Pemco performs passenger-to-freighter and passenger-to-combi conversions for certain Boeing series aircraft and has begun performing passenger-to-freighter conversions for Airbus A321 aircraft. Both AMES and Pemco own many STCs and similar approvals issued by the FAA which are marketed to its customers.
Ground Support
Through the Company's subsidiary, LGSTX Services Inc. ("LGSTX"), we provide labor and management for cargo load transfer and sorting; the design, installation and maintenance of material handling equipment; the leasing and maintenance of ground support equipment; and general faclities maintenance. LGSTX also resells aviation fuel at the airpark in Wilmington, Ohio.
Crew Training
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
Major Customers
We have long-standing, strategic customer relationships with ASI, the DoD, and DHL, described below.
Amazon
We have been providing aircraft, flight operations, cargo handling and logistics support services to ASI, a subsidiary of Amazon.com, Inc. ("Amazon"), since September 2015. On March 8, 2016, we entered into an Air Transportation Services Agreement (as amended, the “ATSA”) with ASI pursuant to which we lease Boeing 767 freighter aircraft to ASI through our subsidiary, CAM, operate the aircraft via our airline subsidiaries and are responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to ASI that we operate. We also provide ground handling services through our subsidiaries. Under the ATSA, we operate aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network. The operating term of the ATSA runs through March of 2026 and is thereafter subject to renewal provisions. Revenues from our commercial arrangements with ASI comprised approximately 35% of our consolidated revenues for 2021. As of December 31, 2021, we were leasing 42 of CAM's Boeing 767 aircraft to ASI under multi-year contracts. We operate all these aircraft and four more ASI-provided aircraft under the CMI provisions of the ATSA.

In conjunction with the execution of the ATSA and its amendments, the Company and ASI entered into an Investment Agreement (the 2016 Investment Agreement) and a Stockholders' Agreement on March 8, 2016 and a second Investment Agreement on December 20, 2018 (the 2018 Investment Agreement). Pursuant to these Investment Agreements, the Company issued warrants to Amazon in conjunction with aircraft leases. For additional information about the warrants issued under the 2016 and 2018 Investment Agreements, see Note C to the Consolidated Financial Statements.
U.S. Department of Defense
We have been providing services to the DoD since the 1990’s. The DoD comprised 26% of our consolidated revenues for 2021. Our business with the DoD and other government agencies expanded significantly as a result of our November 2018 acquisition of OAI.
Our participation in CRAF allows our airlines to bid for military charter operations for passenger and cargo transportation. Our airlines provide charter operations to the Air Mobility Command ("AMC") through contracts awarded by the U.S. Transportation Command, both of which are organized under the DoD.
The USTC secures airlift capacity through fixed awards, which are awarded annually, and through bids for "expansion routes" which are awarded on a quarterly, monthly and as-needed basis. Under the contracts, we are responsible for all operating expenses including fuel, landing and ground handling expenses. We receive reimbursements from the USTC each month if the price of fuel paid by us for the flights exceeds a previously set peg price. If the price of fuel paid by us is less than the peg price, then we pay the difference to the USTC. Airlines may participate in CRAF either independently, or through teaming arrangements with other airlines. Our airlines are members of the Patriot Team of CRAF airlines. We pay a commission to the Patriot Team, based on certain revenues we receive under USTC contracts.
ATI contracts with the USTC to operate its unique fleet of four Boeing 757 "combi" aircraft, which are capable of simultaneously carrying passengers and cargo containers on the main flight deck. ATI has been operating combi aircraft for the DoD since 1993. The USTC contracted with ATI to provide combi aircraft operations through September 2022. OAI has been operating aircraft for the DoD since 1995. Contracts with the USTC are typically for a one-year period; however, the current passenger international charter contract has a two-year term with option periods, at the election of the USTC, through September 2024.
DHL
We have provided aircraft services to DHL under multi-year contracts since August 2003. DHL accounted for 12% of our consolidated revenues for 2021. As of December 31, 2021, we were leasing 12 of our Boeing 767 aircraft to DHL under multi-year contracts. We operate eight of these aircraft for DHL under a separate CMI agreement with DHL, along with two DHL-supplied aircraft. We operate and maintain the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the DHL CMI agreement, we are responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and certain engine maintenance events for the aircraft leased to DHL that we operate. We also provide ground equipment and maintenance services to DHL in the U.S. In February 2022, DHL agreed to a six-year extension of the DHL CMI agreement through April 2028.
Competitive Conditions
Competition for aircraft lease placements is generally affected by aircraft type, aircraft availability and lease rates. The aircraft in our fleet provide cost-effective air transportation for medium range requirements. We target our leases to cargo airlines and delivery companies seeking medium widebody airlift. Competitors in the aircraft leasing industry include GE Capital Aviation Services and Altavair Aviation Leasing, among others.
The primary competitive factors in the air transportation industry are operating costs, fuel efficiency, geographic coverage, aircraft range, aircraft reliability and capacity. The cost of airline operations is significantly impacted by the cost of flight crewmembers, which can vary among airlines depending on their collective bargaining agreements. Competitors in the air transportation industry include Amerijet International, Inc., Atlas Air, Inc., Kalitta Air LLC, Northern Air Cargo, LLC, National Air Cargo Group, Inc., and Western Global Airlines, LLC. Of these, Atlas Air, Inc. and National Air Cargo Group, Inc., (operating as National Airlines) also operate passenger aircraft. Cargo airlines also compete for cargo volumes with passenger airlines that have substantial belly cargo capacity.

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
Human Capital
Description
As of December 31, 2021, our workforce was composed of 5,280 full-time and part-time employees. We employed approximately 1,090 flight crewmembers, 360 flight attendants, 205 flight support personnel, 1,915 aircraft maintenance managers and technicians, 1,175 employees for ground equipment and logistics services, 50 employees for sales and marketing and 485 employees for administrative functions. In addition to full-time and part-time employees, we often employ contractors and temporary employees to assist in aircraft line maintenance and package sortation during peak operational times. On December 31, 2020, the Company had approximately 5,305 full-time and part-time employees. Over 99% of our workforce is based in the United States.
The Company’s flight crewmembers and flight attendants are unionized employees. The table below summarizes the representation of the Company’s flight crewmembers at December 31, 2021.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	1/1/2027	5.2%
ATI	Air Line Pilots Association	3/21/2021	9.3%
Omni	International Brotherhood of Teamsters	4/1/2021	6.1%
ATI	Association of Flight Attendants	11/14/2023	0.6%
Omni	Association of Flight Attendants	12/1/2021	6.2%
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
Objectives
Our employees are critical to the on-going success of the Company. Our approach to managing human capital includes the following: maintaining the health and safety of our employees; attracting and retaining skilled individuals; continuously improving the skills of our workforce; promoting inclusive and engaging work environments; and compensating and treating all employees fairly. We believe that every person deserves an equally respectful work environment regardless of race, ethnicity, capability, age, gender, or sexual orientation. We work to maintain a culture of inclusion for all employees.
To attract and retain skilled employees, we offer competitive compensation and benefits, including medical care, paid time off, retirement savings, mental health counseling and other employee benefits. Further, we are committed to training and supporting our employees' continuous development of professional, technical and management skills. We develop technical training programs which facilitate the licensure and certification of flight crews, aviation mechanics and other skilled jobs. We partner with third parties to assist employees in developing leadership skills and valuing diversity in our workforce. During 2021, our voluntary employee resignation rate increased from 11% to approximately 20%. We attribute the increase to the challenging impact that the COVID-19 pandemic has had on the workforce and labor markets.
The health and safety of our employees is paramount. Our airline operations rely on flight crews, aircraft maintenance technicians, flight support personnel and aircraft loading personnel. We rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. We have taken precautions to prevent, detect and limit the spread of the COVID-19 virus in the workplace. We have added extra precautions and redundancies related to crew reserves, employee travel protocols, sanitation and other measures. We have encouraged our employees to take precautions and have given our employees the opportunity to get vaccinated.
The Company has received funds to protect employees' jobs by offsetting payroll expenses under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Consolidated Appropriations Act, 2021 (the "PSP Extension Law"), and the American Rescue Plan Act of 2021 (the "American Rescue Plan"). Under the CARES Act, OAI and ATI agreed on behalf of themselves and ABX, to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, and OAI subsequently agreed, as a condition of receiving funds under the PSP Extension Law and thereafter under the American Rescue Plan, to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021 and September 31, 2021 respectively.
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

Executive Officers
The following table sets forth information about the Company’s executive officers. The executive officers serve at the pleasure of the Company’s Board of Directors:

Name	Age	Information
Richard F. Corrado	62
President and Chief Executive Officer, Air Transport Services Group, Inc., since May 2020 and President of Air Transport Services Group, Inc. since September 2019.
Chief Operating Officer, Air Transport Services Group, Inc., from September 2017 to September 2019. Chief Executive Officer of Cargo Aircraft Management, Inc. since March 2020. President of Cargo Aircraft Management Inc., from April 2010 to January 2020. Chief Executive Officer of Airborne Global Solutions, Inc. since May 2020. President of Airborne Global Solutions, Inc. from July 2010 to January 2020. Mr. Corrado was Chief Commercial Officer, Air Transport Services Group, Inc., from April 2010 to September 2017.
Before joining Air Transport Services Group, Inc., Mr. Corrado was President of Transform Consulting Group from July 2006 through March 2010 and Chief Operating Officer of AFMS Logistics Management from February 2008 through March 2010. He was Executive Vice President of Air Services and Business Development for DHL Express from September 2003 through June of 2006; and Senior Vice President of Marketing for Airborne Express from August 2000 through August 2003.

Quint O. Turner	59
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

Edward J. Koharik	51	Chief Operating Officer, Air Transport Services Group, Inc., since September 2019. Before joining ATSG, Mr. Koharik served as Vice President of FlightSafety International, a global provider of flight training for commercial, business and military aviation professionals and flight simulation equipment, from January 2019 to September 2019. He was the General Manager and Executive Director of FlightSafety International Visual Systems from 2015 to 2018. He served as the Enterprise Readiness Center Chief for the U.S. Transportation Command from 2011 to 2015.
W. Joseph Payne	58	Chief Legal Officer & Secretary, Air Transport Services Group, Inc., since May 2016; Senior Vice President, Corporate General Counsel and Secretary, Air Transport Services Group, Inc., since February 2008; and Vice President, General Counsel and Secretary, ABX Air, Inc. since January 2004.

		Mr. Payne was Corporate Secretary/Counsel of ABX Air, Inc. from January 1999 to January 2004, and Assistant Corporate Secretary from July 1996 to January 1999. Mr. Payne joined ABX Air, Inc. in April 1995.

Michael L. Berger	60
Chief Commercial Officer, Air Transport Services Group, Inc., since March 2018 and President of Airborne Global Solutions, Inc. since May 2018. Before joining ATSG, Mr. Berger was Chief Commercial Officer for Dicom Transportation Group of Canada from March 2017 through February 2018. Mr. Berger was Global Head of Sales for TNT Express based in Amsterdam from September 2014 through February 2017.
Mr. Berger joined Airborne Express in 1986 and worked 28 years for Airborne Express and its successor, DHL Express, where he held many roles including Head of Sales for the United States.

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
Environment
The U.S. Environmental Protection Agency ("EPA") is authorized to regulate aircraft emissions and has historically implemented emissions control standards adopted by the International Civil Aviation Organization ("ICAO"). In 2016, the EPA issued a finding on greenhouse gas ("GHG") emissions from aircraft and its relationship to air pollution. This finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. In January 2021, the EPA issued a final rule regarding GHG emissions standards for new aircraft engines consistent with ICAO standards that were adopted in 2017. The EPA final rule does not apply to engines on aircraft that are already in service, as is also the case with the ICAO standards. However, President Biden's Administration has stated that it plans to review the EPA emissions standards issued by the prior Administration and, further, the EPA standards have been challenged by several states and environmental organizations. We cannot predict the results of the Biden Administration's review or the outcome of legal challenges to the EPA's final rules. Our subsidiaries’ aircraft meet all currently applicable requirements for engine emission levels.
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
Similarly, in 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase began in 2021 in which countries may voluntarily participate, followed by a first phase of the program beginning in 2024 that is also voluntary, and full mandatory participation is scheduled to begin in 2027. The United States has agreed to participate in the two voluntary phases. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs.

The U.S. has also re-entered the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and the effect of the re-entry by the U.S. on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation is uncertain.
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
The FAA requires each of our airline subsidiaries to implement a drug and alcohol testing program with respect to all employees performing safety sensitive functions and, unless already subject to testing, contractor employees that engage in safety sensitive functions. We believe that each of the Company's airlines complies with these regulations.
Transportation Security Administration
The TSA, an administration within the Department of Homeland Security, is responsible for the screening of passengers and their baggage. TSA rules also require airlines to adopt and comply with standard aircraft operator security programs, including the manner in which cargo must be screened prior to being loaded on aircraft. We believe that our airline subsidiaries comply with all applicable aircraft, passenger and cargo security requirements. The TSA has adopted cargo security-related rules that have imposed additional burdens on our airlines and our customers. The TSA also requires each airline to perform criminal history background checks on all employees. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to the Company’s airline subsidiaries in the future. The TSA holds (and has exercised) authority to issue regulations, including in cases of emergency the authority to do so without advance notice, including issuance of a grounding order as occurred on September 11, 2001. TSA's enforcement powers are similar to the DOT's and FAA's described above.

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
•The U.S. Centers for Disease Control and Prevention has authority to impose requirements related to the mitigation of communicable diseases such as requiring masking on aircraft, negative test results, collection of passenger data for contact tracing, quarantine requirements;
•The Company and its subsidiaries must comply with U.S. Citizenship and Immigration Services regulations regarding the eligibility of our employees to work in the U.S., and the entry of passengers to the U.S.;
•The Company and its subsidiaries must comply with wage, work conditions and other regulations of the Department of Labor regarding our employees; and
•The Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury and other government agencies administer and enforce economic and trade sanctions based on U.S. foreign policy, which may limit our business activities in and for certain areas.

Available Information
For more more information concerning Company's sustainability initiatives, please refer to our website, www.atsginc.com. The information contained on our website is not a part of this annual report on Form 10-K.
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
Two of the Company's airline subsidiaries, OAI and ATI, were granted government funds totaling $75.8 million pursuant to separate payroll support program agreements under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and OAI was thereafter granted additional government funds totaling $37.4 million (this grant was subsequently increased by $5.6 million) and $40.0 million pursuant to payroll support program agreements under each of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”) and the American Rescue Plan Act of 2021 (the "American Rescue Plan"), respectively. The grant of government funds to OAI and ATI under the CARES Act, PSP Extension Law and the American Rescue Plan totaled $158.8 million.
In conjunction with the payroll support program agreements entered into under the CARES Act, OAI and ATI agreed on behalf of themselves and ABX to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020. Thereafter, OAI agreed as a condition of grants under the PSP Extension Law and the American Rescue Plan to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021 and September 30, 2021, respectively. Under the CARES Act, the airlines agreed to limit, on behalf of themselves and certain of their affiliates, executive compensation through March 24, 2022; maintain certain air transportation service through March 1, 2022 as may be required by the U.S. Department of Transportation pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the funds and comply with certain reporting requirements. OAI further agreed as a condition of receiving grants under the PSP Extension Law and thereafter the American Rescue Plan Act, to limit executive compensation through October 1, 2022, and April 1, 2023, respectively. In addition, the Company may not pay dividends or repurchase its shares through September 30, 2022.
If we were found to be noncompliant with the payroll support program agreements under the CARES Act, the PSP Extension Law or the American Rescue Plan, the Company may be required to repay the government funds and may also be subject to other penalties.

Our business could be negatively impacted by adverse audit findings by the U.S. Government.
Our DoD contracts are subject to audit by government agencies, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. If an audit uncovers improprieties, we may be subject to civil or criminal penalties, including termination of such contracts, forfeiture of profits, fines and suspension from doing business with the DoD. In addition, the DOT, FAA, TSA and other government agencies can initiate announced or unannounced investigations of our subsidiary air carriers, repair stations and other entities to determine if they are continuously conducting their operations in accordance with all applicable laws, rules and regulations. If an investigation uncovered a failure to comply, we may be subject to civil or criminal penalties.
Our participation in the CRAF Program could adversely restrict our commercial business in times of national emergency.
All three of our airlines participate in the CRAF Program, which permits the DoD to utilize the airlines’ aircraft pledged to the Program during national emergencies when the need for military airlift exceeds the capability of military aircraft. In the event of such an emergency, our airline subsidiaries could incur the loss of use of such aircraft under commercial arrangements, which could have an adverse impact on our operating results.
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
During 2017, the National Mediation Board ("NMB") ruled that ABX and ATI do not constitute a single transportation system for the purposes of collective bargaining. The NMB could reconsider whether the airlines constitute a single transportation system and require that the ABX and ATI crewmembers, or that the ABX, ATI and OAI crewmembers, be represented by the same union. A single transportation system determination by the NMB could give rise to complex contractual issues, including integrating the airlines' seniority lists, and materially impact the dynamics with respect to future collective bargaining agreement ("CBA") negotiations. While it is unlikely that the NMB would reconsider or find that ABX and ATI, or that ABX, ATI and OAI, constitute a single transportation system, the case-by-case analysis used by the NMB makes such predictions uncertain. Such a finding could have material adverse consequences to the Company.
We may be impacted by government requirements associated with transacting business in foreign jurisdictions and trade policies.
The U.S. and other governments have imposed trade and economic sanctions in certain geopolitical areas and on certain organizations and individuals. The U.S. Departments of Justice, Commerce and Treasury, as well as other government agencies have a broad range of civil and criminal penalties they may seek to impose for violations of the Foreign Corrupt Practices Act (“FCPA”) or other regulations, including sanctions administered by the OFAC. In addition, the DOT, FAA and TSA may at times limit the ability of our airline subsidiaries to conduct flight operations in certain areas of the world. Under such laws and regulations, we may be obliged to limit our business activities, incur additional costs for compliance programs and may be subject to enforcement actions or penalties for noncompliance. In recent years, the U.S. government has increased its oversight and enforcement activities with respect to these laws and the relevant agencies may continue to increase these activities.

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
Manufacturer Service Bulletins, FAA regulations and FAA Airworthiness Directives issued under its “Aging Aircraft” program cause our airlines, as operators of older aircraft, to be subject to additional inspections and modifications to address problems of corrosion and structural fatigue at specified times. The FAA may issue airworthiness directives that could require significant costly inspections and major modifications to such aircraft. The FAA may issue airworthiness directives that could limit the usability of certain aircraft types.
In addition, FAA regulations require that aircraft manufacturers establish limits on aircraft flight cycles to address issues involving aging, but still economically viable, aircraft, as described in Item 1 of this report, under "Federal Aviation Administration." These regulations may increase our maintenance costs and eventually limit the use of our aircraft. See Item 2 of this report, "Properties," for a description of the company's aircraft, including year of manufacture.
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
The Company may be negatively affected by global climate change or by legal, regulatory or market responses to such climate change.
The Company is subject to the regulations of the EPA and state and local governments regarding air quality and other matters. In part, because of the highly industrialized nature of many of the locations where the Company operates, there can be no assurance that we have discovered all environmental contamination or other matters for which the Company may have or share responsibility.
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
Similarly, in 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase began in 2021, in which countries may voluntarily participate, followed by a first phase of the program beginning in 2024 that is also voluntary, and full mandatory participation is scheduled to begin in 2027. The United States has agreed to participate in the two voluntary phases. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs.

The U.S. Congress and certain states have also considered legislation regulating GHG emissions. In addition, even in the absence of such legislation, the EPA has sought to regulate GHG emissions, especially aircraft engine emissions. In July 2016, the EPA issued a finding that aircraft engine emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health. This finding is a regulatory prerequisite to the EPA’s adoption of a new certificate standard for aircraft emissions. In January 2021, the EPA issued a final rule regarding GHG emissions standards for new aircraft engines consistent with ICAO standards that were adopted in 2017. The EPA final rule does not apply to engines on aircraft that are already in service, as is also the case with the ICAO standards. However, President Biden's Administration has stated that it plans to review the EPA emissions standards issued by the prior Administration and, further, the EPA standards have been challenged by several states and environmental organizations. We cannot predict the results of the Biden Administration's review or the outcome of legal challenges to the EPA's final rules. The U.S. also recently re-entered the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and the effect of the U.S. re-entering the Paris climate accord on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulations is uncertain. The extent to which the U.S. and other countries implement the agreement could have an adverse impact on our Company.
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
To conduct our operations, we regularly move data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. GDPR, which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. Other countries and states have enacted or are enacting privacy and data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
Operational Risk
Our operating results will continue to be impacted by the coronavirus pandemic.
The COVID-19 pandemic has had an adverse impact on our operations and financial results and is expected to continue to affect our operations and financial results. The extent of the impact that the coronavirus pandemic will have on our future operations and financial results will depend on future developments, including: the duration, spread, severity and any recurrence of the COVID-19 virus; vaccination rates, the effectiveness of vaccines, the duration and scope of government orders and local restrictions; and the extent of the continued impact of the pandemic on overall economic conditions.
We expect that our operating results will continue to be negatively impacted by the coronavirus pandemic at least during 2022. Since February of 2020, the DoD has reduced normal personnel movements while most of our other passenger service customers suspended or reduced their operations and demand for commercial passenger charters significantly declined. The economic downturn resulting from the coronavirus pandemic also has a detrimental impact on the demand for other types of services including aircraft maintenance services.
Most recently, on September 9, 2021, President Biden issued an Executive Order (EO) requiring federal contractors, which includes ABX, ATI and OAI, to require their employees to be vaccinated against COVID-19 by a certain date. The validity of the EO has been challenged by some federal contractors, and it has been stayed in some jurisdictions by lower federal courts at this time. While many of the Company’s employees are vaccinated against COVID-19 as of this date, were the EO to be allowed by the courts to take effect, this would pose new cost and employee relations issues for the Company and could impact operations.
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
Inflation may outpace customer rate increases.
General inflation in the United States in late 2021 spiked to levels not experienced in recent decades. Although a large portion of our operating costs are contractual with escalation clauses, a portion of our costs are subject to inflationary pressures. Salaries, wages and contract labor rates of individuals may come under inflationary pressures to keep up with market demands. We have, and may continue to experience increased costs to retain and attract employees. Additionally our parts, materials and shipping costs may increase. While our customer contracts may have price escalation clauses, continued inflationary pressure on our cost may be more than the price increases we can charge to our customers. Elevated inflation rates for a prolonged period of time, without the ability to increase our prices at a similar rate, may negatively impact our financial results.
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
Our combined aircraft fleet is currently concentrated in three aircraft types. If any of these aircraft types encounter technical difficulties that result in significant FAA airworthiness directives or grounding, our ability to lease the aircraft would be adversely impacted, as would our airlines' operations.
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
The flight crewmembers for each of the Company's airlines are unionized. ABX and OAI's crewmembers are represented by the International Brotherhood of Teamsters ("IBT") while ATI's crewmembers are represented by the Air Line Pilots Association ("ALPA"). During the negotiation of CBA amendments, the airline and the union are each required to maintain the status quo of the CBA; neither the airline nor the union may engage in a lock-out, strike or other self-help until such time as they are released from further negotiations by the mediator for the National Mediation Board, and after the conclusion of a mandatory 30-day “cooling off” period. It is rare for mediators to declare an impasse and release the parties. Instead, the NMB prefers to require the parties to remain in negotiations until such time as they come to an agreement. Despite this process, it's possible for disruptions in customer service to occur from time to time, resulting in increased costs for the airline and monetary penalties under certain customer agreements if monthly reliability thresholds are not achieved. Further, if we do not maintain minimum reliability thresholds over an extended period of time, we could be found in default of one or more customer agreements.

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
If ABX fails to maintain aircraft reliability above a minimum threshold under the restated CMI agreement with DHL for two consecutive calendar months or three months in a rolling twelve-month period, we would be in default of the restated CMI agreement with DHL. In that event, DHL may elect to terminate the restated CMI agreement, unless we maintain the minimum reliability threshold during a 60-day cure period. If DHL terminates the CMI agreement due to an ABX event of default, we would be subject to a monetary penalty payable to DHL.
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
Due to the COVID-19 pandemic, passenger air travel has declined sharply and many passenger airlines have temporarily removed a significant portion of their aircraft from service. The demand for passenger air travel could remain low for an extended period of time and accordingly. If the COVID-19 pandemic persists or reemerges, our expectations of related operating cash flows could significantly decline. If such circumstances occur or appear likely to occur, we may need to impair the carrying value of certain recorded assets. If the coronavirus pandemic persists, we may need to terminate or furlough airline employees.

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
The actual demand for Boeing 777, 767, 757 and Airbus A321 aircraft may be less than we anticipate. Customers may develop preferences for the Airbus A300-600 and A330 aircraft or other mid-size aircraft types, instead of the Boeing 777, 767 and 757 aircraft that are in our fleet. The actual lease rates for aircraft available for lease may be less than we projected, or new leases may start later than we expect. Further, other airlines and lessors may be willing to offer aircraft to the market under terms more favorable to lessees.
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
ASI may terminate the ATSA in its entirety after providing 180 days of advance notice and paying to the Company a termination fee which reduces over the term of the agreement.
DHL may terminate the CMI agreement in its entirety after providing 180 days of advance notice and paying a termination fee which amortizes down during the term of the agreement.
The DoD may not renew our contracts or may reduce the number of routes that we expect to operate.
Our contracts with the DoD are typically for one year and are not required to be renewed. The DoD may terminate the contracts for convenience or in the event we were to fail to satisfy reliability requirements or for other reasons. The number and frequency of routes is sensitive to changes in military priorities and U.S. defense budgets.
The majority of OAI's business currently consists of flights chartered by the DoD for the transportation of DoD personnel and a significant amount of ATI's revenue is derived from flights for the DoD. A downturn in the DoD's need for such services could adversely affect our operating results.
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
We enter into joint venture and other business acquisition and investment agreements from time to time with the expectation that such investments will result in various benefits including revenue growth through geographic diversification and product diversification, improved cash flows and better operating efficiencies. Achieving the anticipated benefits from such agreements is subject to a number of challenges and uncertainties. The expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations. We may make additional capital contributions to these businesses.
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
In addition to workforce shortages, the COVID-19 pandemic may result in parts shortages, maintenance delays, shortages of transportation and hotel accommodations for flight crews, any of which could result in reduced revenues and additional expenses. Similarly, the effects of the COVID-19 pandemic could result in the slower completion of aircraft freighter conversions which in turn would disrupt our aircraft leasing operations. Our customer base for aircraft maintenance revenues includes passenger airlines. Our operating results have been and may continue to be adversely impacted by the COVID-19 pandemic as passenger airlines reduce their needs for scheduled heavy airframe maintenance.
The Company's operating results could be negatively impacted by disruptions of its information technology and communication systems and data breaches.
Our businesses depend heavily on information technology, computerized systems and data transmissions to operate effectively. We continue to expand our reliance on third party providers for technical support, management,and hosting of systems. The Company's systems and technologies, or those of third parties on which we rely, could fail or become unreliable due to equipment failures, software viruses, ransomware attacks, malware attacks, cyberattacks, natural disasters, power failures, telecommunication outages, or other causes. Hackers, foreign governments, cyber-terrorists and cyber-criminals, acting individually or in coordinated groups, may launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other interruptions to our business. In addition, the foregoing breaches in security could expose us and our customers, or the individuals affected, to a risk of loss, disclosure or misuse of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Certain disruptions could prevent our airlines from flying as scheduled, possibly for an extended period of time, which could have a negative impact on our financial results and operating reliability. A cybersecurity attack or system outage could limit our ability to conduct some operations or result in the complete shutdown of all of our operations. A cybersecurity attack impacting onboard or other flight systems could result in an accident or operational disruptions, which could adversely affect our reputation, regulatory oversight and financial position.
We continually monitor the risks of disruption, take preventative measures, develop backup plans and maintain redundancy capabilities. The measures we use may not prevent the causes of disruptions we could experience or help us recover failed systems quickly.
We depend on and interact with the information technology networks and systems of third parties for some aspects of our business operations, including our customers and service providers, such as cloud service providers. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. Like us, these third parties are subject to risks imposed by data breaches and IT systems disruptions like those described above, and other events or actions that could damage, disrupt or close down their networks or systems. Security processes, protocols and standards that we have implemented and contractual provisions requiring security measures that we may have sought to impose on such third parties may not be sufficient or effective at preventing such events. These events could result in unauthorized access to, or disruptions or denials of access to, misuse or disclosure of, information or systems that are important to our business, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information. Any of these events that impact our information technology networks or systems, or those of customers, service providers or other third parties, could result in disruptions in our operations, the loss of existing or potential customers, damage to our brand and reputation, regulatory scrutiny, and litigation and potential liability for us.
Our systems are subject to evolving cyber security threats. Our exposure to cyber risk also increases as we expand the number of airports and locations within our operations, as well as the number of employees working from remote locations. The costs of maintaining safeguards, recovery capabilities and preventive measures may continue to rise. Further, the costs of recovering or replacing a failed system could be very expensive.
Among other consequences, our customers’ confidence in our ability to protect data and systems and to provide services consistent with their expectations could be negatively impacted, further disrupting our operations. Similarly, an actual or alleged failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties. As regulations and expectations evolve, we may incur significant costs to upgrade and bring our systems and processes into compliance.
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
We rely on third party aircraft modification service providers and aircraft and engine maintenance service providers that have expertise or resources that we do not have. Third party service providers may seek to impose price increases that could negatively affect our competitiveness in the airline markets. An unexpected termination or delay involving service providers could have a material adverse effect on our operations and financial results. A delay in an aircraft modification could adversely impact our revenues and our ability to place the aircraft in the market. We must manage third party service providers to meet schedules and turn-times and to control costs in order to remain competitive to our customers.
We rely on a limited number of engine maintenance providers for our engines that power our fleet of Boeing 767 aircraft. If our providers do not complete the refurbishment of our engines within the contractual turn-times or if an unplanned replacement of a maintenance provider is required due to the deterioration of their performance or some other reason, our operations and financial results may be adversely impacted.
Financial Risk
Our Senior Credit Agreement and our Senior Notes include covenants that could limit our operating and financial flexibility.
The Senior Credit Agreement contains covenants including, among other requirements, limitations on certain additional indebtedness and guarantees of indebtedness.  The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft.  Under the terms of the Senior Credit Agreement, the Company is required to maintain aircraft collateral coverage equal to 125% of the outstanding balance of the revolving credit facility.  Our Senior Notes and related Indenture also include a number of restrictions and covenants including limitations on our ability to incur additional indebtedness, grant liens, make investments, repurchase or redeem capital stock, pay dividends, enter into transactions with affiliates, merge with other entities or transfer or sell assets.  The covenants under the Senior Notes, which are generally no more restrictive than those set forth in the Senior Credit Agreement, are subject to exceptions and qualifications as described in the Indenture. Complying with these covenants in the Senior Credit Agreement and the Senior Notes may impair our ability to finance our operations or capital needs or to take advantage of other business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would represent an event of default. An event of default under the Senior Credit Agreement or the Senior Notes could result in all indebtedness thereunder being declared due and payable immediately.
Operating results may be affected by fluctuations in interest rates.
We enter into interest rate derivative instruments from time to time in conjunction with our debt levels. We typically do not designate the derivative instruments as hedges for accounting purposes. Future fluctuations in LIBOR (and its pending replacement) will result in the recording of gains and losses on interest rate derivatives that the Company holds.
Under the Senior Credit Agreement, interest rates are adjusted monthly based on the prevailing LIBOR rates and may be adjusted at any time for prime rates and a ratio of the Company's outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At the Company's current debt-to-EBITDA ratio, the revolving credit facility bears variable interest rates of 1.11% per annum. Additional debt or lower EBITDA may result in higher interest rates on the variable rate portion of the Company's debt.
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, the plans' funded status and funding requirements are sensitive to changes in interest rates. The plans' funded status and annual pension expense are recalculated at the beginning of each calendar year using the fair value of plan assets and market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Future fluctuations in interest rates, including the impact on asset returns, could result in the recording of additional expense and require additional contributions for pension and other post-retirement healthcare plans.
The costs of insurance coverage or changes to our reserves for self-insured claims could affect our operating results and cash flows.
The Company is self-insured for certain claims related to workers’ compensation, aircraft, automobile, general liability and employee healthcare. We record a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Changes in claim severity and frequency could negatively impact our results of operations and cash flows.

The Company's future earnings and earnings per share, as reported under generally accepted accounting principles, will be impacted by the Amazon stock warrants.
The Amazon warrants are subject to fair value measurements during periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants are expected to adversely impact the Company's reported earnings measures from time to time. See Note C in the accompanying consolidated financial statements of this report for further information about warrants.
If Amazon exercises its right to acquire shares of our common stock pursuant to the outstanding warrants held by it, such exercise will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.
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

As of December 31, 2021, our in-service aircraft fleet consisted of 107 owned aircraft and ten aircraft leased from external companies. The majority of these aircraft were formerly passenger aircraft that have been modified for cargo operations. These cargo aircraft are generally described as being mid-size or having medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 47,900 to 129,000 pounds. These cargo aircraft are well suited for intra-continental flights and medium range inter-continental flights. The table below shows the combined fleet of aircraft in service condition.

	In-service Aircraft as of December 31, 2021
Aircraft Type	Total	Owned	Operating Lease	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	33	31	2	1982 - 1987	85,000 - 100,000	1,700 - 5,300
767-200 Passenger	3	2	1	2001	63,000 - 73,000	6,500 - 7,600
767-300 SF (1)	65	61	4	1988 - 1999	121,000 - 129,000	3,200 - 7,100
767-300 Passenger	9	6	3	1993 - 2002	85,000 - 99,700	6,300 - 7,200
777-200 Passenger	3	3	—	2004 - 2007	119,500 - 123,900	8,700 - 9,500
757-200 Combi (2)	4	4	—	1989 - 1992	58,000	2,600 - 4,300
Total in-service	117	107	10
____________________
(1)These aircraft are configured for standard cargo containers loaded through large standard main deck cargo doors.
(2)These aircraft are configured as “combi” aircraft capable of simultaneously carrying passengers and cargo containers on the main deck.
CAM also owns twelve Boeing 767-300 aircraft and one Airbus A321-200 aircraft which were undergoing or preparing to undergo modification to a standard freighter configuration and are expected to be completed in 2022 or 2023.
We believe that our existing facilities and aircraft fleet are appropriate for our current operations. As described in Note H to the accompanying financial statements of this report, we plan to invest in additional aircraft to meet our growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is publicly traded on the NASDAQ Global Select Market under the symbol ATSG. The closing price of ATSG’s common stock was $30.61 on March 1, 2022.
Holders
On March 1, 2022, there were approximately 1,282 stockholders of record of ATSG’s common stock.
Dividends
We currently do not pay a dividend. Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors including, but not limited to, certain restrictions that we have on our ability to pay dividends. We are restricted from paying dividends on our common stock in excess of $100.0 million during any calendar year under the provisions of the Senior Credit Agreement. Additionally, the Senior Notes and related Indenture generally restrict our ability to pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments, subject to certain exceptions therein including, upon the satisfaction of certain conditions, the making of permitted dividends up to $100.0 million during any calendar year and other additional permitted dividends, investments and other restricted payments not to exceed the amounts set forth therein. We have also agreed to not issue dividends on our shares through September 30, 2022, in connection with our receipt of funding under the CARES Act, the PSP Extension Law and the American Rescue Plan.
Securities authorized for issuance under equity compensation plans
For the response to this Item, see Item 12 of this report.
Purchases of equity securities by the issuer and affiliated purchasers
The Senior Credit Agreement limits the amount of common stock the Company can repurchase to $100.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under 3.50 times on a trailing twelve-month basis, after giving effect to the repurchase.
On August 5, 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of outstanding common stock. In May 2016, the Board amended the Company's common stock repurchase program increasing the amount that management may repurchase from $50.0 million to $100.0 million of outstanding common stock. In February 2018, the Board increased the authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The Board's authorization does not require the Company to repurchase a specific number of shares or establish a time frame for any repurchase and the Board may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the fourth quarter of 2021. As of December 31, 2021, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.
The share repurchase program has been suspended until the CARES Act, PSP Extension Law and American Rescue Plan restrictions on the repurchase of shares have lapsed. For more information, see Note H of the accompanying consolidated financial statements in this report.
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

Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in ATSG’s common stock with the cumulative total return of a $100 investment in the NASDAQ Composite Index and the cumulative total return of a $100 investment in the NASDAQ Transportation Index for the period beginning on December 31, 2016 and ending on December 31, 2021.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Air Transport Services Group, Inc.	100.00	144.99	142.92	146.99	196.37	184.09
NASDAQ Composite Index	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Transportation Index	100.00	123.35	110.84	133.75	137.58	165.72

ITEM 6. SELECTED FINANCIAL DATA

Part II, Item 6, is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminated Item 301.

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

OVERVIEW
We lease aircraft and provide airline operations, aircraft modification and maintenance services, ground services, and other support services to the air transportation and logistics industries. Through the Company's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, e-commerce operators, airlines and government customers. Our principal subsidiaries include our aircraft leasing company (CAM) and three independently certificated airlines, (ABX, ATI and OAI).
We have two reportable segments:
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to the Company's airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years. CAM currently leases Boeing 767, 757 and 777 aircraft and aircraft engines.
ACMI Services includes the cargo and passenger transportation operations of our three airlines. Our airlines operate under contracts to provide a combination of aircraft, crews, maintenance, insurance and aviation fuel. Our customers are typically responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the U.S. Department of Defense, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price.
Our other business operations, which primarily provide support services to the transportation industry, include providing aircraft maintenance and modification services to customers, cargo load transfer and sorting services as well as related equipment maintenance services. These operations do not constitute reportable segments.
At December 31, 2021, we owned 107 Boeing aircraft that were in revenue service. We also owned twelve Boeing 767-300 aircraft and one Airbus 321-200 aircraft either already undergoing or awaiting induction into the freighter conversion process at December 31, 2021. In addition to these aircraft, we leased four passenger aircraft from third parties and operated six freighter aircraft provided by customers.
Our highlights for 2021 include 1) taking redelivery of 12 CAM-owned Boeing 767-300 newly converted freighter aircraft and leasing all of them to external customers under long term leases; 2) adding four more customer-provided aircraft to the fleet that we operate for our customers under CMI agreements, bringing that total to 56 freighter aircraft; 3) inducting our initial Airbus 321 passenger aircraft into the freighter conversion process at our hangar facility in Tampa, Florida; 4) diversifying our ability to deliver converted Boeing 767-300 freighter aircraft by reserving aircraft conversion slots with Boeing; 5) offering our aircraft leasing customers additional solutions for aircraft engines; and 6) securing freighter modification slots with EFW for 20 Airbus A330 aircraft.
Due to the strong demand for medium widebody and narrow body freighters and as part of our continued growth strategy to expand and diversify our fleet, we have secured aircraft conversion slots over the next few years. We continue to partner with IAI and have forged new conversion relationships with Boeing and EFW, as well as gained the ability to perform our own conversions of the Airbus A321 aircraft through our joint venture arrangement.

COVID-19
Our passenger flight operations have been and will continue to be impacted by the COVID-19 pandemic primarily as a result of certain international airport closures, flight cancellations and increased expenses. Our airlines have received federal government funding pursuant to payroll support programs as described in Note H of the accompanying financial statements. Vendors that convert our aircraft into freighters have experienced supply chain disruptions resulting in the delay of aircraft conversions. While the pandemic has made network operations more difficult to maintain, it has not had a significant adverse financial impact on our airline operations for customers' freight networks. We have not experienced a wide-spread outbreak at any of our employee locations.
A COVID-19 outbreak among our flight crews, at one of our maintenance facilities, at a critical vendor, at a customer sorting center, at an aircraft modification facility or at an airport could result in additional workforce shortages, facility closures, delayed aircraft deployments and additional flight cancellations. Additionally, the threat of COVID-19's continued spread, regulatory requirements and government restrictions could result in critical supply chain disruptions, a reduced workforce, reduced availability of contractors, scarcity of critical parts and delayed deliveries of parts and equipment. In such event, flight delays, additional revenue disruptions and additional costs would result.
Customers
Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL.
Revenues from our commercial arrangements with ASI comprised approximately 35%, 30% and 23% of our consolidated revenues during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we leased 42 Boeing 767 freighter aircraft to ASI with lease expirations between 2023 and 2031 and we operate those aircraft for ASI. The aircraft lease terms typically range from 5 to 10 years. We operate four other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.
The DoD comprised 26%, 31% and 34% of our consolidated revenues during the years ended December 31, 2021, 2020 and 2019, respectively, derived from operating passenger and combi charter flights.
As of December 31, 2021, we leased 12 Boeing 767 freighter aircraft to DHL comprised of four Boeing 767-200 aircraft and eight Boeing 767-300 aircraft, with expirations between 2022 and 2028. Eight of the 12 Boeing 767 aircraft were being operated by the Company's airlines for DHL. Additionally we operated two Boeing 767 aircraft that were provided by DHL. DHL comprised 12%, 12% and 14% of our consolidated revenues during the years ended December 31, 2021, 2020 and 2019, respectively.
In May 2021, CAM reached an agreement with DHL to lease four more Boeing 767-300 converted freighters to DHL, each for a term of seven years. One of these leases began in the third quarter of 2021 and the remaining three aircraft leases are expected to begin in 2022. In February 2022, ATSG and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreement for ABX to operate aircraft through April 2028. The CMI agreement was expanded to include two additional 767 freighters.

RESULTS OF OPERATIONS
Revenue and Earnings Summary
External customer revenues from continuing operations increased by $163.7 million, or 10%, to $1,734.3 million during 2021 compared to 2020. Customer revenues increased in 2021 for contracted airline services, charter flights, aircraft leasing and aviation fuel sales, compared to the previous year periods. Beginning in late February 2020, our revenues were disrupted due to the COVID-19 pandemic. The DoD and other customers began canceling scheduled passenger flights as a result of the pandemic. The decline in revenues from these cancellations was offset by an increase in flying for our customers' package delivery networks and charter flight operations during 2020. Revenues for 2019 were $1,452.2 million.

The consolidated net earnings from continuing operations were $229.0 million for 2021 compared to $25.1 million for 2020 and $60.0 million for 2019. The pre-tax earnings from continuing operations were $301.2 million for 2021 compared to $41.4 million for 2020 and $71.6 million for 2019. Earnings were affected by the following specific events and certain adjustments that do not directly reflect our underlying operations among the years presented.
•On a pre-tax basis, earnings included net gains of $30.0 million and net losses of $100.8 million and $12.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon.
•Pre-tax earnings were also reduced by $23.1 million, $20.7 million and $17.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, for the amortization of customer incentives given to Amazon in the form of warrants.
•Pre-tax earnings from continuing operations included gains of $17.8 million and $12.0 million and expenses of $9.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, for settlement charges, curtailments and other non-service components of retiree benefit plans.
•Pre-tax earnings included losses of $2.6 million, $13.6 million and $17.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, for the Company's share of development costs for a joint venture and the partial sale of an airline investment.
•Pre-tax earnings for the year ended December 31, 2021, included a charge of $6.5 million to write off debt issuance costs in conjunction with the repayment of term loans.
•Pre-tax earnings for the year ended December 31, 2020, were decreased by an impairment charge of $39.1 million for our four Boeing 757 freighter aircraft and related assets.
•During the years ended December 31, 2021 and 2020, the Company recognized $111.7 million and $47.2 million of government grants from the CARES Act, PSP Extension Law and the American Rescue Plan.
•Pre-tax earnings for 2019 also included expense of $0.4 million, respectively, for acquisition fees incurred during the Company's acquisition of Omni.
After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $173.9 million for 2021 compared to $156.2 million for 2020 and $128.3 million for 2019.
Adjusted pre-tax earnings from continuing operations for 2021 improved by 11.3% and 21.8% for 2021 and 2020, respectively, driven by increased revenues primarily from CAM and the ACMI Services segments. While improved, our results in 2021 and 2020, particularly for DoD and commercial passenger flying, were detrimentally impacted by the COVID-19 pandemic.

A summary of our revenues and pre-tax earnings and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2021	2020	2019
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$390,327	$327,170	$301,984
Lease incentive amortization	(20,040)	(18,509)	(16,708)
Total CAM	370,287	308,661	285,276
ACMI Services	1,185,128	1,147,279	1,078,288
Other Activities	375,571	334,300	314,014
Total Revenues	1,930,986	1,790,240	1,677,578
Eliminate internal revenues	(196,704)	(219,665)	(225,395)
Customer Revenues	$1,734,282	$1,570,575	$1,452,183

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$106,161	$77,424	$68,643
ACMI Services, inclusive of government grants and interest expense	158,733	114,128	32,055
Other Activities	112	(5,933)	13,422
Net unallocated interest expense	(2,525)	(2,825)	(3,024)
Impairment of aircraft and related assets	—	(39,075)	—
Net financial instrument re-measurement (loss) gain	29,979	(100,771)	(12,302)
Transaction fees	—	—	(373)
Other non-service components of retiree benefits costs, net	17,827	12,032	(9,404)
Write off of debt issuance costs	(6,505)	—	—
Loss from non-consolidated affiliate	(2,577)	(13,587)	(17,445)
Pre-Tax Earnings from Continuing Operations	301,205	41,393	71,572
Add other non-service components of retiree benefit costs, net	(17,827)	(12,032)	9,404
Less government grants	(111,673)	(47,231)	—
Add impairment of aircraft and related assets	—	39,075	—
Add debt issuance costs	6,505	—	—
Add charges for non-consolidated affiliates	2,577	13,587	17,445
Add lease incentive amortization	23,094	20,671	17,178
Add transaction fees	—	—	373
Add net loss (gain) on financial instruments	(29,979)	100,771	12,302
Adjusted Pre-Tax Earnings from Continuing Operations	$173,902	$156,234	$128,274
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments including warrants issued to Amazon; (iii) customer incentive amortization; (iv) the transaction fees related to the acquisition of Omni; (v) the start-up costs of a non-consolidated joint venture; (vi) the sale of an airline investment; and (vii) impairment charges for aircraft and related assets. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. We also excluded the recognition of government grants from adjusted earnings to improve comparability between periods. Management uses adjusted pre-tax earnings to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods.

Adjusted pre-tax earnings should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
The Company's earnings were impacted by the fair value re-measurement of the Amazon warrants classified in liabilities at the end of each reporting period, customer incentive amortization and the related income tax effects. The fair value of the warrants issued or issuable to Amazon were recorded as a customer incentive asset and are amortized against revenues over the duration of the aircraft leases. Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for financial instruments. For additional information about the warrants issued to Amazon, see the accompanying notes to the financial statements included in this report.
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of December 31, 2021, 2020 and 2019. Our CAM-owned operating aircraft fleet has increased by 13 aircraft since the end of 2019, driven by customer demand for the Boeing 767-300 converted freighter. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At December 31, 2021, the Company owned twelve Boeing 767-300 aircraft and one Airbus A321-200 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during 2021 is summarized below:
•CAM completed the modification of eight Boeing 767-300 freighter aircraft purchased in the previous year and completed the modification of three Boeing 767-300 freighter aircraft purchased in 2021. CAM began to lease all eleven of these aircraft to external customers under multi-year leases. ATI operates eight of these aircraft for a customer.
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
•External customers returned five Boeing 767-200 freighter aircraft to CAM. Three of these aircraft were leased to other external customers under multi-year leases. One of the aircraft is being prepped for lease to another external customer later in 2021. The fifth aircraft was retired.
•CAM purchased fifteen Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. Three of these aircraft were leased to customers as noted above. The remainder of these aircraft are expected to be leased to external customers during 2022 and 2023.
•CAM purchased one Airbus A321-200 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. This aircraft is expected to be leased to an external customer during 2022.
•ATI returned the last Boeing 757-200 freighter aircraft to CAM and the aircraft was retired and sold.
•ATI began to operate two customer-provided Boeing 767-300 freighter aircraft and ABX began to operate two customer-provided Boeing 767-200 freighter aircraft.

	2021			2020			2019
	ACMI Services	CAM	Total	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	5	26	31	5	28	33	7	26	33
Boeing 767-200 Passenger	2	—	2	2	—	2	2	—	2
Boeing 767-300 Freighter	2	59	61	5	45	50	5	35	40
Boeing 767-300 Passenger	6	—	6	7	—	7	7	—	7
Boeing 777-200 Passenger	3	—	3	3	—	3	3	—	3
Boeing 757-200 Freighter	—	—	—	1	—	1	4	—	4
Boeing 757-200 Combi	4	—	4	4	—	4	4	—	4
Boeing 737-400 Freighter	—	—	—	—	—	—	—	1	1
Total	22	85	107	27	73	100	32	62	94
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3	1	—	1
Boeing 767-200 Freighter	2	—	2	—	—	—	—	—	—
Boeing 767-300 Freighter	4	—	4	2	—	2	2	—	2
Total	10	—	10	6	—	6	4	—	4
Other aircraft
Owned Boeing 767-300 under modification	—	12	12	—	8	8	—	8	8
Owned Airbus A321-200 under modification	—	1	1	—	—	—	—	—	—
Owned Boeing 767 available or staging for lease	—	1	1	—	—	—	—	2	2
As of December 31, 2021, ABX, ATI and OAI were leasing 22 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 26 externally leased Boeing 767-200 freighter aircraft, 12 were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX, three were leased to DHL and were being operated by a DHL-affiliated airline and ten were leased to other external customers. Of the 59 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ABX or ATI, seven were leased to DHL and operated by ABX, one was leased to DHL and is being operated by a DHL-affiliated airline and 21 were leased to other external customers. The carrying values of the total in-service fleet as of December 31, 2021, 2020 and 2019 were $1,693.0 million, $1,535.3 million and $1,387.6 million, respectively.
2021 and 2020
CAM
As of December 31, 2021 and 2020, CAM had 85 and 73 aircraft under lease to external customers, respectively. CAM's revenues grew by $61.6 million during 2021 compared to 2020, primarily as a result of additional aircraft leases. Revenues from external customers totaled $273.3 million and $205.0 million for 2021 and 2020, respectively. CAM's revenues from the Company's airlines totaled $97.0 million during 2021, compared to $103.6 million for 2020. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $63.2 million in 2021 compared to 2020, as a result of new aircraft leases in 2021. During 2021, CAM added 12 Boeing 767-300 freighter aircraft to its portfolio and placed 15 Boeing 767-300 aircraft with external customers under long-term leases.

In October of 2021, CAM began to offer engine power coverage to lessees of CAM's General Electric powered Boeing 767-200 aircraft. Under this service, CAM is responsible for providing and maintaining engines for its lease customers as needed through a pool of engines. Revenues from external customers increased $6.5 million during 2021 for this service. This also resulted in additional depreciation expense of $2.1 million before the effects of income taxes during 2021. From these new commercial agreements, we expect CAM's revenues and earnings to continue to increase dependent upon multiple factors including the cycles operated, the number of maintenance overhauls and the severity of unscheduled maintenance events.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $106.2 million and $77.4 million during 2021 and 2020, respectively. Increased pre-tax earnings reflect the 15 aircraft placed into service in 2021 and a $1.1 million decrease in internally allocated interest expense due to lower company-wide interest expense, offset by a $31.7 million increase in depreciation expense driven by the addition of 12 Boeing aircraft in 2021 compared to 2020.
In addition to the 12 Boeing 767-300 aircraft and one Airbus A321-200 aircraft which were in the modification process at December 31, 2021, CAM has agreements to purchase eleven more Boeing 767-300 aircraft and two more Airbus A321-200 aircraft during 2022 and 2023. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. We expect to lease to external customers at least nine newly modified Boeing 767-300 freighters, two newly modified Airbus A321-200 freighters and re-deploy one Boeing 767-200 freighter during 2022. CAM's future operating results will also depend on the timing and lease rates under which aircraft are redeployed when leases expire. During 2022, three Boeing 767-200 aircraft are expected to be returned from lease.
ACMI Services
Total revenues from ACMI Services increased $37.8 million during 2021 compared with 2020 to $1,185.1 million. Improved revenues for 2021 were driven by nine more freighter aircraft in operations and a 12% increase in customer block hours during 2021. Increased revenues for 2021 included additional aircraft operations for ASI and DHL, while block hours flown for the DoD declined compared to 2020. As of December 31, 2021 and 2020, ACMI Services included 82 and 73 in-service aircraft, respectively.
Revenues were negatively impacted by the COVID-19 pandemic. In late February 2020, the DoD began canceling combi aircraft flights and in March of 2020, commercial customers began canceling scheduled passenger flights as a result of the pandemic. During 2020, the DoD and other governmental agencies contracted for flights to return people to the United States who were stranded abroad as a result of the pandemic, which partially mitigated the impact of the pandemic during 2020. As a result, combined block hours flown for the DoD, contracted commercial passenger and combi flights declined 10% for the year ended December 31, 2021, compared to December 31, 2020. The decline in revenues from passenger and combi aircraft operations were offset by increased flying for customer cargo operations, particularly e-commerce networks. Customer block hours for freighter aircraft increased 19% in 2021 compared to 2020, driven primarily by the growth of e-commerce in the U.S.
ACMI Services had pre-tax earnings of $158.7 million during 2021, compared to $114.1 million for 2020 inclusive of internally allocated interest expense and the recognition of pandemic-related government grants of $111.7 million and $47.2 million for the years ended December 31, 2021 and 2020, respectively. Earnings for 2021 were negatively impacted by less passenger flying and higher expenses for passenger operations during 2021 compared to 2020. Internally allocated interest expense decreased to $18.1 million for 2021 compared to $20.5 million for 2020.
Maintaining profitability in ACMI Services will depend on a number of factors, including the impact of the COVID-19 pandemic, customer flight schedules, crewmember productivity and pay, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. Recruiting, training and retaining employees and contractors is an important factor to our success. If we experience a distribution or shortage of qualified employees, ACMI Services' financial results could be detrimentally impacted. We expect our operating revenues from passenger and combi flights to rebound from pandemic low points. During 2022, we expect DHL to lease at least two additional Boeing 767-300 freighter aircraft from CAM and contract the operation of those aircraft through our existing DHL CMI agreement. During 2022, we anticipate operating up to five additional customer-provided aircraft under operating agreements.

Other Activities
We provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. Through our FAA certificated maintenance and repair subsidiaries, we sell aircraft parts and provide aircraft maintenance and modification services. We also provide mail sorting, parcel handling and logistical support to USPS facilities and similar services to certain ASI hub and gateway locations in the U.S. We provide maintenance for ground equipment, facilities and material handling equipment and we resell aviation fuel in Wilmington, Ohio. Additionally, we provide flight training services.
External customer revenues from all other activities increased $57.6 million in 2021 compared to 2020, due to broad increases across most maintenance and ground services offerings. Additionally, the sale of aviation fuel to customers at the Wilmington, Ohio air hub increased in 2021. Revenues from ground services increased due to the addition, since mid-2020, of a third operating contract for USPS mail sorting.
Pre-tax earnings from other activities increased by $6.0 million to a pretax gain of $0.1 million in 2021. The improved earnings comparison for 2021 reflects start-up costs for the USPS facilities which we started to operate in 2020, as well as the increased revenues.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $72.3 million or 14% during 2021 compared to 2020. While the number of total employees is similar among the two years, headcount for flight crews and flight operations personnel increased while the number of sorters decreased. Additionally, labor rates for aircraft maintenance technicians and freight sorters increased over 2020 and may continue to increase.
Depreciation and amortization expense increased $30.4 million during 2021 compared to 2020. The increase reflects incremental depreciation for twelve Boeing 767-300 aircraft and additional aircraft engines added to the operating fleet since the beginning of 2021, as well as capitalized heavy maintenance and navigation technology upgrades. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.
Maintenance, materials and repairs expense decreased by $6.0 million during 2021 compared to 2020. Decreased maintenance expense for 2021 was driven by lower costs for engine repairs at our airlines offset by increased flight operations for our customers' express cargo networks and increased heavy maintenance. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed. Maintenance expense for 2021 included $27.8 million for an engine power-by-the-cycle agreement that expired in September of 2021. We have negotiated time and material agreements with engine maintenance providers to replace the expired agreement.
Fuel expense increased by $25.2 million during 2021 compared to 2020. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. Fuel expense increased during 2021 compared to 2020 due primarily to increases in the price per gallon of aviation fuel compared to the previous year. Aviation fuel rates increased over 40% per gallon for the comparative periods.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $12.2 million during 2021 compared to 2020. The increases were driven by additional ground equipment installation projects for customers and higher fees for airport services compared to the previous year.
Travel expense increased by $9.2 million during 2021 compared to 2020. The increase in travel expense reflects an increase in employee travel to support higher block hours flown for customers, which increased 12% compared to 2020.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.8 million during 2021 compared to 2020, driven by increased block hours for our customers' express cargo networks.
Rent expense increased by $4.4 million during 2021 compared to 2020 due to an additional passenger aircraft and facility rents for the two USPS facilities started in mid-2020.

Insurance expense increased by $2.7 million during 2021 compared to 2020. Aircraft fleet insurance has increased due to additional aircraft operations and higher insurance rates during 2021 compared to 2020.
Other operating expenses increased by $0.2 million during 2021 compared to 2020. Other operating expenses include professional fees, employee training, utilities, commission expense to our CRAF team for DoD revenues and other expenses.
Operating results included a pre-tax expense credit of $111.7 million and $47.2 million during 2021 and 2020, respectively, to recognize grants received from the U.S. government under the CARES Act, PSP Extension Law and the American Rescue Plan. For additional information about these grants, see Note H of the unaudited condensed consolidated financial statements included in this report.
Non Operating Income, Adjustments and Expenses
Interest expense decreased by $4.1 million during 2021 compared to 2020. Interest expense during 2021 decreased compared to the previous year due to lower interest rates on our borrowings under the Senior Credit Agreement and lower average debt balances outstanding during the year. During the second quarter of 2021, the Company recorded a pre-tax charge of $6.5 million to write-off the unamortized debt issuance costs of the Company's term loans which were repaid in full during April 2021.
The Company recorded unrealized pre-tax gains on financial instrument re-measurements of $30.0 million during the year ended December 31, 2021, compared to pre-tax losses of $100.8 million for 2020. The gains and losses include the results of re-valuing, as of December 31, 2021 and 2020, the fair value of the stock warrants granted to Amazon. Generally, the warrant values increase or decrease with corresponding increases or decreases in the ATSG share price during the measurement period. Additionally, the value of certain warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the probability of a warrants vesting results in higher liabilities and losses. Re-measurement gains for 2021 reflect a 6% decrease in the traded price of ATSG shares.
Non service components of retiree benefits were a net loss of $17.8 million for 2021 compared to $12.0 million for 2020. The non service component gain and losses of retiree benefits are determined by actuaries and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
Income tax expense from earnings from continuing operations increased $55.9 million for 2021 compared to 2020. Income taxes for 2020 included deferred income tax effects for the gains and losses from warrant re-measurements and the amortization of the customer incentive while 2021 did not. The income tax effects of the warrant re-measurements and the amortization of the customer incentive are different than the book tax expenses and benefits required by generally accepted accounting principles because for tax purposes, the warrants are valued at a different time and under a different valuation method. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items also have an impact on the effective rate during a period. The effective tax rate, before including the warrant revaluations and incentive amortization, was 24% for 2021 compared to 22% for the year ended December 31, 2020. The higher effective income tax rate for 2021 reflects increases in the apportionment of taxable income in state jurisdictions with higher tax rates compared to 2020, and an increase in deferred tax valuation allowance for capital losses on a Company investment.
The effective rate for 2022 will be impacted by a number of factors, including the apportionment of income among taxing jurisdictions and stock compensation limitations. We estimate that the Company's effective tax rate for 2022, before applying the deductibility of the stock warrant re-measurement and related incentive amortization and the benefit of the stock compensation, will be approximately 24%.
As of December 31, 2021, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $413.9 million which do not expire but the use of which is limited to 80% of taxable income in any given year. We expect to utilize the loss carryforwards to offset federal income tax liabilities in the future. As a result, we do not expect to pay federal income taxes until 2024 or later. The Company may, however, be required to pay certain federal minimum taxes and certain state and local income taxes before then. The Company's taxable income earned from international flights is primarily sourced to the United States under international aviation agreements and treaties. When we operate in countries without such agreements, the Company could incur additional foreign income taxes.
Discontinued Operations
The financial results of discontinued operations primarily reflect pension, workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax gains related to the former sorting operations were $3.2 million for 2021 compared to $9.1 million for 2020. Pre-tax earnings during 2021 and 2020 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

2020 compared to 2019
CAM
As of December 31, 2020 and 2019, CAM had 73 and 62 aircraft under lease to external customers, respectively. CAM's revenues grew by $23.4 million during 2020 compared to 2019, primarily as a result of additional aircraft leases. Revenues from external customers totaled $205.0 million and $168.1 million for 2020 and 2019, respectively. CAM's revenues from the Company's airlines totaled $103.6 million during 2020, compared to $117.2 million for 2019. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $25.2 million in 2020 compared to 2019 as a result of new aircraft leases in 2020. During 2020, CAM added 11 Boeing 767-300 aircraft to its portfolio and placed 11 Boeing 767-300 aircraft with external customers under long-term leases.
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
ACMI Services
Total revenues from ACMI Services increased $69.0 million during 2020 compared with 2019 to $1,147.3 million. Improved revenues were driven by a 14% increase in customer block hours during 2020. Increased revenues for 2020 included additional aircraft operations for ASI and DHL, while block hours flown for the DoD declined.
Revenues for the year ending December 31, 2020, were impacted by the COVID-19 pandemic. In late February 2020, the DoD began canceling combi aircraft flights and in March, commercial customers began canceling scheduled passenger flights as a result of the pandemic. Combined block hours flown for contracted commercial passenger and combi flights declined 39% for the year ended December 31, 2020, compared to December 31, 2019, due to the pandemic. The decline in revenues from these cancellations was mitigated by increased flying for customer e-commerce networks and passenger charter flights for the DoD and other governmental agencies, including flights to return people to the United States who were stranded abroad as a result of the pandemic. Operations during the year ending December 31, 2020 also included additional transoceanic flights to replace cargo capacity normally serviced in the belly-hold of passenger aircraft.
As of December 31, 2020, ACMI Services included 73 in-service aircraft, including 12 passenger aircraft, 4 combi aircraft and 11 freighter aircraft leased internally from CAM, 4 passenger aircraft leased from an external lessor, eight CAM-owned freighter aircraft which are under lease to DHL and operated by ABX under the DHL CMI agreement, 31 CAM-owned freighter aircraft which are under lease to ASI and operated by ATI and ABX under the ASI ATSA, two freighter aircraft from an external lessor under lease to ASI and operated by ATI under the ASI ATSA, and another CAM-owned freighter leased to a customer and operated by ATI.
ACMI Services had pre-tax earnings of $66.9 million during 2020, compared to $32.1 million during 2019 inclusive of internally allocated interest expense. Improved pre-tax results in 2020 compared to 2019 were a result of expanded revenues from ASI and DHL and ad hoc passenger charters. During 2020, we began to operate five more CAM-owned Boeing 767-300 aircraft under the ASI ATSA. ACMI Services benefited from reduced travel costs including lower airfares during 2020 compared to 2019. Internally allocated interest expense decreased to $20.5 million for 2020 compared to $25.0 million for 2019.

Other Activities
External customer revenues from all other activities increased $12.3 million in 2020 compared to 2019 primarily due to more aviation fuel sales as customer operations at the Wilmington, Ohio, air hub expanded. Revenues from ground services increased due to the addition, since mid-2020, of operating contracts for two new USPS mail facilities as well as increased volumes at two ASI package gateways that we service. Ground services revenues during 2020 included reductions from equipment and facility maintenance revenues compared to 2019 as customers chose to in-source some of these services. Revenues from aircraft maintenance and part sales declined during 2020 as passenger airlines reduced their need for services during the pandemic. The pre-tax earnings from other activities decreased by $19.4 million to a pre-tax loss of $5.9 million in 2020. Reduced earnings for 2020 are a result of reductions in revenues from higher margin ground maintenance and aircraft maintenance services. Additionally, we incurred start-up costs for two USPS mail facility contracts we were awarded during 2020. These reductions were partially offset by additional aviation fuel sales which earn a lower margin.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $85.4 million, or 20% during 2020 compared to 2019, driven by higher employee headcounts for flight operations, maintenance operations and package sorting services. The total headcount increased 20% as of December 31, 2020, compared to December 31, 2019. The increases during 2020 include additional flight crewmembers, aircraft maintenance technicians and other personnel to support increased block hours.
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
Asset impairment charges were recorded during the second quarter of 2020 in conjunction with management's decision to retire four Boeing 757 freighter aircraft. Three of the 757 airframes have been removed from service and are available for sale. One remains in service through the first quarter of 2021. Impairment charges totaling $39.1 million were recorded, primarily reflecting the fair value of these assets as well as other surplus engines and parts.
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
The Company recorded unrealized pre-tax losses on financial instrument re-measurements of $100.8 million during the year ended December 31, 2020, compared to $12.3 million for 2019. The gains and losses include the results of re-valuing, as of December 31, 2020 and 2019, the fair value of the stock warrants granted to Amazon. Generally, the warrant value increases or decreases with corresponding increases or decreases in the ATSG share price during the measurement period. Warrant losses for 2020 reflect a 34% increase in the traded price of ATSG shares. Additionally, the value of certain warrants depend partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the traded value of ATSG shares and increases in the probability of vested warrants each result in an increase to the warrant value and resulted in warrant losses recorded to financial instruments for 2020.
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
Income tax expense from earnings from continuing operations increased $4.7 million for 2020 compared to 2019. Income taxes included deferred income tax effects for the gains and losses from warrant re-measurements and the amortization of the customer incentive. The income tax effects of the warrant re-measurements and the amortization of the customer incentive are different than the book expenses and benefits required by generally accepted accounting principles because for tax purposes, the warrants are valued at a different time and under a different valuation method. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items have an impact on the effective rate during a period. The effective tax rate, before including the warrant revaluations and incentive amortization, was 22% for 2020 compared to 19% for the year ended December 31, 2019. Income tax expense for 2019 reflects a tax benefit of $4.9 million to re-measure deferred state income taxes using lower blended state tax rates than previously estimated.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $583.6 million, $512.3 million and $396.9 million in 2021, 2020 and 2019, respectively. Improved cash flows generated from operating activities during 2021 and 2020 included additional aircraft leases to customers and increased operating levels of the ACMI Services segment. Operating cash flows for 2021 and 2020 include the receipt of $83.0 million and $75.8 million of grant funds from the CARES Act, PSP Extension Law and the American Rescue Plan, respectively. Cash outlays for pension contributions were $1.7 million, $10.8 million and $5.4 million in 2021, 2020 and 2019, respectively.

Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $504.7 million, $510.4 million and $453.5 million in 2021, 2020 and 2019, respectively. Capital expenditures in 2021 included $321.6 million for the acquisition of 15 Boeing 767-300 aircraft, one Airbus A321-200 aircraft and freighter modification costs; $171.6 million for required heavy maintenance; and $11.5 million for other equipment. Capital expenditures in 2020 included $353.4 million for the acquisition of eleven Boeing 767-300 aircraft and freighter modification costs; $76.0 million for required heavy maintenance; and $81.0 million for other equipment, including purchases of aircraft engines and rotables. Capital expenditures in 2019 included $328.0 million for the acquisition of eleven Boeing 767-300 aircraft and freighter modification costs; $76.1 million for required heavy maintenance; and $49.4 million for other equipment, including the purchases of aircraft engines and rotables.
Cash proceeds of $19.4 million, $24.6 million and $10.8 million were received in 2021, 2020 and 2019, respectively, for the sale of aircraft engines and airframes.
During 2021, 2020 and 2019, we spent $2.2 million, $13.3 million and $24.4 million, respectively, for acquisitions and investments in other businesses. During 2021, 2020 and 2019, we contributed $2.5 million, $13.3 million and $12.3 million, respectively, for entry and subsequent contributions into a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. In 2019, we acquired a group of companies that had been under common control referred to as TriFactor, a material handling systems integrator.
Net cash used in financing activities was $66.3 million and $19.6 million in 2021 and 2020, respectively, and net cash provided by financing activities was $57.0 million in 2019. Financing activities in 2021 included $132 million remitted by Amazon on May 7, 2021, to exercise warrants for the Company's common stock, as described in Note C of the accompanying financial statements. During 2021, we made debt principal payments of $1,900.3 million which included payments of $619.1 million to repay the entire balance of all term loans and payments of $1,280.6 million to the revolving credit facility. Our financing activities during 2021 included a debt offering of a $200 million add-on to our senior unsecured notes (the "Senior Notes"). During 2021, we drew $1,500.6 million from the revolving credit facility. The proceeds from the senior notes add-on of $207.4 million, the funds received from Amazon and draws on the revolving credit facility resulted in the retirement of the term loans and a larger outstanding balance under the revolving credit agreement. During 2020, we drew $180.0 million from the revolving credit facility. Our financing activities during 2020 included a debt offering of $500 million in senior unsecured notes which included net proceeds of $500.0 million used to pay down the revolving credit facility in 2020. Our borrowing activities were necessary to purchase and modify aircraft for deployment into air cargo markets.
Commitments
The table below summarizes the Company's contractual obligations and commercial commitments (in thousands) as of December 31, 2021.

	Payments Due By Year
Contractual Obligations	Total	2022	2023 and 2024	2025 and 2026	2027 and after
Debt obligations, including interest payments	$1,558,386	$40,950	$340,283	$433,096	$744,057
Facility leases	26,977	8,964	12,584	5,387	42
Aircraft and modification obligations	391,832	223,322	168,510	—	—
Aircraft and other leases	38,955	11,060	18,678	9,217	—
Total contractual cash obligations	$2,016,150	$284,296	$540,055	$447,700	$744,099
Debt
See Note F of the accompanying financial statements in this report for additional information about the Company's timing of expected and future principal payments. The Company also has future obligations for interest payments associated with its debt. As of December 31, 2021, future interest payments associated with its debt were $40.3 million in 2022, $40.3 million in 2023, $39.9 million in 2024, $37.4 million in 2025, $34.4 million in 2026, and $36.7 million thereafter. Additional debt or lower EBITDA may result in higher interest rates.

Leases
The Company enters into leases for property, aircraft, engines and other types of equipment in the normal course of business. See Note H to the Consolidated Financial Statements for further detail.
Aircraft purchase and modifications
We expect to increase the size of CAM's fleet in 2022 and beyond through the purchase and modification of additional aircraft. The modification primarily consists of the installation of a standard cargo door and loading system. The Company outsources a significant portion of the aircraft freighter modification process to non-affiliated third parties. In addition to the purchase commitments, we are required to make cash deposits for conversion slots. As of December 31, 2021, the Company has 26 conversion slots for which we have identified aircraft.
Other Commitments
Since August 3, 2017, the Company has been part of a joint-venture with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. Approval of a supplemental type certificate from the FAA was granted in 2021 while European certificates are in process. We expect to make contributions equal to the Company's 49% ownership percentage to the joint-venture as may be needed for inventory and other working capital needs during 2022.
The Company provides defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding, due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $1.7 million expected to be funded in 2022. For additional information about the Company's pension obligations, see Note I of the accompanying financial statements in this report.
Liquidity
At December 31, 2021, the Company had $69.5 million of cash balances and $424.7 million available from the unused portion of the revolving credit facility under its Senior Credit Agreement as described in Note F of the accompanying financial statements. We expect our operations to continue to generate significant net cash in-flows after deducting required spending for heavy maintenance and other sustaining capital expenditures. To expand our fleet we estimate that capital expenditures for aircraft purchases and freighter modifications will total $390 million for 2022. We believe that the Company's current cash balance, forecasted cash flows provided from its customer leases and operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months.
Continued global disruptions in the supplies chains and labor shortages may delay aircraft modification projects, pushing contractual obligations into later periods and could decrease the projected amount of capital expenditures.

CRITICAL ACCOUNTING ESTIMATES
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
The performance of the goodwill impairment test is the comparison of the fair value of the reporting unit to its respective carrying value. If the carrying value of a reporting unit is less than its fair value no impairment exists. If the carrying value of a reporting unit is higher than its fair value an impairment loss is recorded for the difference and charged to operations. See additional information about the goodwill impairment tests in Note B of the accompanying consolidated financial statements.
Based on our analysis, the individual fair values of each reporting unit having goodwill exceeded their respective carrying values as of December 31, 2021. We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for CAM and OAI separately, using multiples of EBITDA and revenues from comparable publicly traded companies. Our key assumptions used for CAM's goodwill testing include uncertainties, including the level of demand for cargo aircraft by shippers, the DoD and freight forwarders and CAM's ability to lease aircraft and the lease rates that will be realized. The demand for customer airlift is projected based on input from customers, management's interface with customer planning personnel and aircraft utilization trends. Our key assumptions used for OAI's goodwill testing include the number of aircraft that OAI will operate, the amount of revenues that the aircraft will generate, the number of flight crews and the cost of needed flight crews. We are assuming that demand for commercial passenger flying will resume to pre-pandemic levels in 2023. Our key assumptions used for Pemco's and TriFactor's goodwill testing includes the level of revenues that customers will seek and the cost of labor, parts and contract resources expected to be utilized. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences may be impacted by changes in aviation fuel prices. Key customers, including ASI, DHL and the DoD may decide that they do not need as many aircraft as projected or may find alternative providers.
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
Stock Warrants
The Company’s accounting for warrants issued to Amazon is determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments. The warrants issued to Amazon are recorded as a lease incentive asset using their fair value at the time that ASI has met its lease performance obligation. The lease incentive is amortized against revenues over the duration of related aircraft leases. The unexercised warrants are classified in liabilities and re-measured to fair value at the end of each reporting period, resulting in a non-operating gain or loss.
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
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 5.65%. Our assumed rate of return is based on a targeted long term investment allocation of 30% equity securities, 65% fixed income securities and 5% cash. The actual asset allocation at December 31, 2021, was 28% equities, 69% fixed income and 3% cash. The pension trust includes less than $0.1 million of investments (less than 1% of the plans' assets) whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio, and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return was 5.65% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. Fluctuations in long-term interest rates can have an impact on the actual rate of return. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2021 would be increased by approximately $8.3 million. We use a market value of assets as of the measurement date for determining pension expense.

In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note I to the accompanying consolidated financial statements in this report), but also affects the succeeding year’s pension and post-retirement healthcare expense. The discount rates selected for December 31, 2021, based on the method described above, were 2.9% for crewmembers and 3.0% for non-crewmembers. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2021 would be increased by approximately $13.2 million.
Our mortality assumptions at December 31, 2021, reflect the most recent projections released by the Actuaries Retirement Plans Experience Committee, a committee within the Society of Actuaries, a professional association in North America. The assumed future increase in salaries and wages is not a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.
The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2021
Change in assumption	2021 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$8,312	$—	$—
50 basis point decrease in discount rate	13,175	(51,249)	51,249
Aggregate effect of all the above changes	21,487	(51,249)	51,249

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
The Company has entered into interest rate swap instruments. As a result, future fluctuations in LIBOR interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The combined notional values were $258.1 million as of December 31, 2021. See Note G in the accompanying consolidated financial statements in this report for a discussion of our accounting treatment for these hedging transactions.
As of December 31, 2021, the Company has $928.8 million of fixed interest rate debt and $360.0 million of variable interest rate debt outstanding. Variable interest rate debt exposes us to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 20% increase in interest rates. A hypothetical 20% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $1.0 million for the year ended December 31, 2021.
The convertible debt and Senior Notes issued at fixed interest rates are exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the change in fair value of our long term convertible debt and Senior Note through a hypothetical 20% increase in interest rates. As of December 31, 2021, a 20% increase in interest rates would have decreased the book value of our fixed interest rate convertible debt and Senior Notes by approximately $35.0 million.

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
As of December 31, 2021, the Company's liabilities reflected stock warrants issued to Amazon. The fair value of the stock warrants obligation is re-measured at the end of each reporting period and marked to market. The fair value of the stock warrants is dependent on a number of factors which change, including the Company's common stock price, the volatility of the Company’s common stock and the risk-free interest rate. See Note D in the accompanying consolidated financial statements in this report for further information about the fair value of the stock warrants.
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, plans' funded status, and funding requirements are sensitive to changes in interest rates. The funded status of the plans and the annual pension expense is recalculated at the beginning of each calendar year using the fair value of plan assets, market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Higher interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. At December 31, 2021, ABX's defined benefit pension plans had total investment assets of $850.2 million under investment management. See Note I in the accompanying consolidated financial statements in this report for further discussion of these assets.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Air Transport Services Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Stock warrants - Remeasurement and Reclassification - Refer to Note C to the Financial Statements
Critical Audit Matter Description
In conjunction with a lease incentive agreement entered into with a customer on December 20, 2018, the Company conditionally granted to the customer warrants to purchase Company common stock, which vest as additional aircraft leases are executed. In May 2020, the customer agreed to lease 12 additional aircraft from the Company. The first of these leases began in the second quarter of 2020 with the remaining 11 delivered in 2021. Pursuant to the 2018 Investment Agreement, as a result of leasing 12 aircraft, the customer was issued warrants for 7.0 million common shares, all of which have vested.
Stock warrant liabilities are remeasured and reclassified to paid-in-capital once all the vesting conditions are satisfied for a single unit of account (a “warrant tranche”), and the total notional amount of the warrants becomes fixed and exercisable for that warrant tranche. In December 2021, upon execution of the twelfth and final aircraft lease of the May 2020 commitment, warrants for 7.0 million shares were remeasured, and their fair value of $82.4 million was reclassified from balance sheet liabilities to paid-in-capital.
We identified the remeasurement and reclassification of stock warrant liabilities to paid-in-capital as a critical audit matter because (1) the remeasurement was material to the financial statements, and (2) it involved a high degree of auditor judgment and an increased extent of effort to audit and evaluate the significant inputs and valuation methodology used, including the need to involve fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the remeasurement and reclassification of stock warrant liabilities to paid-in-capital included:
•We tested the effectiveness of management’s controls over the valuation of the stock warrant liabilities remeasurement and reclassification, which included a control over the significant inputs.
•We evaluated each warrant tranche to test that vesting conditions were satisfied prior to reclassification to paid-in-capital.
•We assessed the consistency by which management has applied assumptions to the significant inputs.
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology, which included testing the mathematical accuracy of the calculation; (2) the expected volatility, which included developing an independent estimate and comparing that to the expected volatility selected by management; and (3) the risk-free interest rate, which included testing the mathematical accuracy of management's risk-free interest rate assumptions.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2022

We have served as the Company's auditor since 2002.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$69,496	$39,719
Accounts receivable, net of allowance of $742 in 2021 and $997 in 2020	205,399	153,511
Inventory	49,204	40,410
Prepaid supplies and other	28,742	39,096
TOTAL CURRENT ASSETS	352,841	272,736
Property and equipment, net	2,129,934	1,939,776
Customer incentive	102,913	126,007
Goodwill and acquired intangibles	505,125	516,290
Operating lease assets	62,644	68,824
Other assets	113,878	78,112
TOTAL ASSETS	$3,267,335	$3,001,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$174,237	$141,425
Accrued salaries, wages and benefits	56,652	56,506
Accrued expenses	14,950	19,005
Current portion of debt obligations	628	13,746
Current portion of lease obligations	18,783	17,784
Unearned revenue and grants	47,381	53,522
TOTAL CURRENT LIABILITIES	312,631	301,988
Long term debt	1,298,735	1,465,331
Stock warrant obligations	915	103,474
Post-retirement obligations	21,337	35,099
Long term lease obligations	44,387	51,128
Other liabilities	49,662	47,963
Deferred income taxes	217,291	141,265
TOTAL LIABILITIES	1,944,958	2,146,248
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 74,142,183 and 59,560,036 shares issued and outstanding in 2021 and 2020, respectively	741	596
Additional paid-in capital	1,074,286	855,547
Retained earnings	309,430	78,010
Accumulated other comprehensive loss	(62,080)	(78,656)
TOTAL STOCKHOLDERS’ EQUITY	1,322,377	855,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,267,335	$3,001,745

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31
	2021	2020	2019
REVENUES	$1,734,282	$1,570,575	$1,452,183
OPERATING EXPENSES
Salaries, wages and benefits	591,280	518,961	433,518
Depreciation and amortization	308,448	278,067	257,532
Maintenance, materials and repairs	173,364	179,315	170,151
Fuel	173,600	148,383	155,033
Contracted ground and aviation services	75,724	63,564	64,076
Travel	86,601	77,382	90,993
Landing and ramp	14,244	12,468	11,184
Rent	23,695	19,299	16,006
Insurance	12,588	9,903	7,342
Other operating expenses	65,179	64,999	68,978
Government grants	(111,673)	(47,231)	—
Impairment of aircraft and related assets	—	39,075	—
Transaction fees	—	—	373
	1,413,050	1,364,185	1,275,186
OPERATING INCOME	321,232	206,390	176,997
OTHER INCOME (EXPENSE)
Interest income	39	222	370
Non-service component of retiree benefit (costs) gains	17,827	12,032	(9,404)
Debt issuance costs	(6,505)	—	—
Net gain (loss) on financial instruments	29,979	(100,771)	(12,302)
Loss from non-consolidated affiliate	(2,577)	(13,587)	(17,445)
Interest expense	(58,790)	(62,893)	(66,644)
	(20,027)	(164,997)	(105,425)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	301,205	41,393	71,572
INCOME TAX EXPENSE	(72,225)	(16,314)	(11,589)
EARNINGS FROM CONTINUING OPERATIONS	228,980	25,079	59,983
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	2,440	7,036	1,219
NET EARNINGS	$231,420	$32,115	$61,202

BASIC EARNINGS PER SHARE
Continuing operations	$3.33	$0.42	$1.02
Discontinued operations	0.03	0.12	0.02
TOTAL BASIC EARNINGS PER SHARE	$3.36	$0.54	$1.04

DILUTED EARNINGS PER SHARE
Continuing operations	$2.80	0.42	$0.78
Discontinued operations	0.03	0.12	0.01
TOTAL DILUTED EARNINGS PER SHARE	$2.83	0.54	$0.79

WEIGHTED AVERAGE SHARES
Basic	68,853	59,128	58,899
Diluted	76,216	59,931	69,348

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31
	2021	2020	2019
NET EARNINGS	$231,420	$32,115	$61,202
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	16,262	(16,941)	27,890
Defined Benefit Post-Retirement	320	153	139
Foreign Currency Translation	(6)	(2)	1,467

TOTAL COMPREHENSIVE INCOME, net of tax	$247,996	$15,325	$90,698

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2021	2020	2019
OPERATING ACTIVITIES:
Net earnings from continuing operations	$228,980	$25,079	$59,983
Net earnings from discontinued operations	2,440	7,036	1,219
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	341,849	310,317	285,353
Pension and post-retirement	7,244	3,888	15,700
Deferred income taxes	70,544	18,492	10,478
Amortization of stock-based compensation	7,386	7,477	7,002
Loss from non-consolidated affiliates	2,577	13,587	17,445
Net (gain) loss on financial instruments	(29,979)	100,771	12,302
Debt issuance costs	6,505	—	—
Impairment of aircraft and related assets	—	39,075	—
Changes in assets and liabilities:
Accounts receivable	(51,888)	9,359	(14,551)
Inventory and prepaid supplies	(3,123)	(27,825)	(6,493)
Accounts payable	30,388	5,584	3,340
Unearned revenue	(7,011)	36,922	1,446
Accrued expenses, salaries, wages, benefits and other liabilities	10,059	(5,226)	13,390
Pension and post-retirement balances	(26,884)	(28,198)	(12,132)
Other	(5,530)	(4,036)	2,456
NET CASH PROVIDED BY OPERATING ACTIVITIES	583,557	512,302	396,938
INVESTING ACTIVITIES:
Expenditures for property and equipment	(504,748)	(510,417)	(453,502)
Proceeds from property and equipment	19,427	24,583	10,804
Acquisitions and investments in businesses, net of cash acquired	(2,155)	(13,333)	(24,360)
NET CASH (USED IN) INVESTING ACTIVITIES	(487,476)	(499,167)	(467,058)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(1,900,311)	(689,380)	(39,500)
Proceeds from revolving credit facilities	1,500,600	180,000	100,018
Payments for financing costs	(3,099)	(7,507)	(1,081)
Proceeds from bond issuance	207,400	500,000	—
Proceeds from issuance of warrants	131,967	—	—
Withholding taxes paid for conversion of employee stock awards	(2,861)	(2,730)	(2,438)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(66,304)	(19,617)	56,999

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,777	(6,482)	(13,121)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,719	46,201	59,322
CASH AND CASH EQUIVALENTS AT END OF YEAR	$69,496	$39,719	$46,201

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$43,696	$41,343	$57,546
Federal and state income taxes paid	$3,431	$1,139	$1,294
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$43,479	$37,880	$38,396
See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2018	59,134,173	$591	$471,158	$56,051	$(91,362)	$436,438
Stock-based compensation plans
Grant of restricted stock	151,300	2	(2)			—
Issuance of common shares, net of withholdings	46,958	—	(2,438)			(2,438)
Forfeited restricted stock	(3,000)	—	—			—
Cumulative effect in change in accounting principle				(71,358)		(71,358)
Amortization of stock awards and restricted stock			7,002			7,002
Total comprehensive income				61,202	29,496	90,698
BALANCE AT DECEMBER 31, 2019	59,329,431	$593	$475,720	$45,895	$(61,866)	$460,342
Stock-based compensation plans
Grant of restricted stock	201,400	2	(2)			—
Issuance of common shares, net of withholdings	31,005	1	(2,731)			(2,730)
Forfeited restricted stock	(1,800)	—	—			—
Reclassification of warrant liability			375,083			375,083
Amortization of stock awards and restricted stock			7,477			7,477
Total comprehensive income (loss)				32,115	(16,790)	15,325
BALANCE AT DECEMBER 31, 2020	59,560,036	$596	$855,547	$78,010	$(78,656)	$855,497
Stock-based compensation plans
Grant of restricted stock	121,339	1	(1)			—
Issuance of common shares, net of withholdings	35,163	—	(2,861)			(2,861)
Forfeited restricted stock	(2,800)	—	—			—
Conversion of warrants	14,428,445	144	131,823			131,967
Reclassification of warrant liability			82,392			82,392
Amortization of stock awards and restricted stock			7,386			7,386
Total comprehensive income				231,420	16,576	247,996
BALANCE AT DECEMBER 31, 2021	74,142,183	$741	$1,074,286	$309,430	$(62,080)	$1,322,377

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. is a holding company whose subsidiaries lease aircraft and provide contracted airline operations as well as other support services mainly to the air transportation, e-commerce and package delivery industries.
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
In addition to its aircraft leasing and airline services, the Company offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers. These include aircraft maintenance and modification services, aircraft parts, equipment maintenance services and load transfer and package sorting services for customers.
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

COVID-19 Uncertainties
Beginning in late 2019, an outbreak of a coronavirus, COVID-19, was identified and has since spread globally, becoming a pandemic. The pandemic has had an impact on the Company's operations and financial results. Beginning in late February 2020, revenues were disrupted when customers cancelled scheduled passenger flights and aircraft maintenance services and the Company began to incur additional costs, including expenses to protect employees. Additionally, the Company experienced disruptions to operations, such as shortages of personnel, shortages of parts, maintenance delays, shortages of transportation and hotel accommodations for flight crews, facility closures and other issues. Currently, the pandemic has not had a significant adverse financial impact on the Company's leasing operations or its airline operations for customers' freight networks.
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
Cash includes restricted cash of $5.9 million as of December 31, 2021 and $0.4 million as of December 31, 2020. Restricted cash consists of customers’ deposits held in an escrow account as required by DOT regulations. The cash is restricted to the extent of customers’ deposits on flights not yet flown. Restricted cash is released from escrow upon completion of specific flights, which are scheduled to occur within the twelve months.
Accounts Receivable and Allowance for Uncollectible Accounts
The Company's accounts receivable is primarily due from its significant customers (see Note C), other airlines, delivery companies and freight forwarders. The Company estimates expected credit losses over the lifetime of the customer receivables that are not past due. The Company also performs a quarterly evaluation of the accounts receivable and the allowance for uncollectible accounts by reviewing specific customers' recent payment history, growth prospects, financial condition and other factors that may impact a customer's ability to pay. The Company establishes allowances for amounts that are not expected to be received. Account balances are written off against the allowances when the Company ceases collection efforts.
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
Property and Equipment
Property and equipment held for use is stated at cost, net of any impairment recorded. The Company accounts for planned major airframe and engine maintenance costs using the built-in overhaul method for the aircraft it owns, except the costs of airframe maintenance for Boeing 767-200 aircraft operated by ABX which are expensed as they are incurred. Under the built-in overhaul method, costs of planned airframe maintenance and engine overhauls are capitalized and depreciated by the Company's airlines over the expected period until the next scheduled major maintenance event is required. Major, non-scheduled airframe and engine maintenance costs that extend the life of the asset are also capitalized. The capitalized costs of airframe maintenance and engine overhauls for aircraft leased to customers, are depreciated over the life of the lease with consideration for the customer's return obligations.
Scheduled maintenance for the aircraft engines, including Boeing 777 and Boeing 757 aircraft, are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the life of the overhaul. Certain engines that power the Boeing 767 aircraft are maintained under "power by the cycle" agreements with engine maintenance providers. Under these agreements, the engines are maintained by the service provider for a fixed fee per cycle. As a result, the cost of maintenance for these engines is generally expensed as flights occur and the initial engine overhaul value is depreciated over the life of the engine. In September of 2021, a power by the cycle maintenance agreement for many of the Company's Boeing 767-200 engines expired. As a result, the Company began to depreciate the remaining carrying value of these engine overhauls over the time remaining until the next overhaul. This resulted in additional depreciation expense of $2.1 million before the effects income taxes during 2021.
Property and equipment is depreciated over an asset's estimated useful life, or if related to a lease, over the lesser of the asset’s useful life or lease term. Assets are typically depreciated on a straight-line basis except for certain engines which are depreciated based on their usage levels during the period.
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
The cost and accumulated depreciation of disposed property and equipment and expired major maintenance are removed from the accounts with any related gain or loss reflected in earnings from operations.
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft. Capitalized interest was $3.5 million, $2.8 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $6.1 million and $9.3 million at December 31, 2021 and December 31, 2020, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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
As described in Note H, the Company is prohibited from repurchasing its common shares through September 30, 2022.
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
Revenue Recognition
Aircraft and engine lease revenues are recognized as operating lease revenues on a straight-line basis over the term of the applicable lease agreements. Customer payments for leased aircraft and equipment are typically paid monthly in advance.
Revenues from contracts with customers are recognized under Accounting Standards Codification “Revenue from Contracts with Customers (Topic 606) ("ASC 606") to depict the transfer of goods or services to a customer at an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. ACMI Services revenues are generated from airline service agreements and are typically based on hours or miles flown, the amount of aircraft operated and crew resources provided during a month. ACMI Services revenues are usually recognized over time using the invoice practical expedient based on the number of hours or miles operated and the number of crews and aircraft required for scheduled flights during the period. Certain agreements include provisions for incentive payments based upon on-time reliability. These incentives are measured on a monthly basis and recorded to revenue in the corresponding month earned. Under CMI agreements, the Company's airlines have an obligation to provide integrated services including flight crews, aircraft maintenance and insurance for the customer's cargo network. Under ACMI agreements, the Company's airlines are also obligated to provide aircraft. Under CMI and ACMI agreements, customers are generally responsible for aviation fuel, landing fees, navigation fees and certain other flight expenses. When functioning as the customers' agent for arranging such services, the Company records amounts reimbursable from the customer as revenues net of the related expenses as the costs are incurred. Under charter agreements, the Company's airline is obligated to provide full services for one or more flights having specific origins and destinations. Under charter agreements in which the Company's airline is responsible for fuel, airport fees and all flight services, the related costs are recorded in operating expenses. Any sales commissions paid for charter agreements are generally expensed when incurred because the amortization period is less than one year. There are no customer rewards programs associated with services offered by the Company nor does the Company sell passenger tickets or issue freight bills. Customers for ACMI Services are invoiced monthly or more frequently.
The Company's revenues for customer contracts for airframe maintenance and aircraft modification services that do not have an alternative use and for which the Company has an enforceable right to payment are generally recognized over time based on the percentage of costs completed. Services for airframe maintenance and aircraft modifications typically have project durations lasting a few weeks to several months. Other revenues for aircraft part sales, component repairs and line service are recognized at a point in time typically when the parts are delivered to the customer and the services are completed. For airframe maintenance, aircraft modifications and aircraft component repairs, contracts include assurance warranties that are not sold separately.
The Company records revenue based on the estimated transaction price for its airframe maintenance and aircraft modification contracts using the costs to costs input method. For such services, the Company estimates the earnings on a contract as the difference between the expected revenue and estimated costs to complete a contract and recognizes revenues and earnings based on the proportion of costs incurred compared to the total estimated costs. Unexpected or abnormal costs that are not reflected in the price of a contract are excluded from calculations of progress toward contract obligations. The Company's estimates consider the timing and extent of the services, including the amount and rates of labor, materials and other resources required to perform the services. These production costs are specifically planned and monitored for regulatory compliance. The expenditure of these costs closely reflect the progress made toward completion of an airframe maintenance and aircraft modification project. The Company recognizes adjustments in estimated earnings on a contract under the cumulative catch-up method in which the impact of the adjustment on estimated earnings of a contract is recognized in the period the adjustment is identified.
In 2021, the Company began to offer engine power coverage under separate customer contracts with certain lessees of CAM's General Electric powered Boeing 767-200 aircraft. Under this service, the Company is responsible for providing and maintaining engines to its lease customers as needed through a pool of engines. Revenues generated from engine power coverage contracts are recognized over time using the invoice practical expedient as engines are operated. Additionally, the Company acts as an agent for certain performance obligations for engine maintenance contracts with customers and recognizes the net amount of consideration retained. The transaction price for certain engine maintenance contracts are estimated and adjusted based upon expected engine cycles over the term of the contract and the estimated value of parts required for future services.
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
In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). This new standard removes the separation models for convertible debt with cash conversion or beneficial conversion features. It eliminates the "treasury stock" method for convertible instruments and requires application of the “if-converted” method for certain agreements. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective approach which is expected to result in the following adjustments:

(in thousands)	December 31, 2021	Adoption of ASU 2020-06	January 1, 2022
Balance Sheet line item:
Net deferred tax asset	—	$5,527	$5,527
Convertible notes	$(231,646)	$(24,215)	$(255,861)
Additional paid-in capital	$(1,074,286)	$39,559	$(1,034,727)
Retained earnings	$(309,430)	$(20,871)	$(330,301)
After adopting ASU 2020-06, the Company's Convertible Notes due 2024 will be reflected entirely as a liability as the embedded conversion feature is no longer separately presented within stockholders' equity, which will also eliminate the non-cash discount. Accordingly, the Company expects that earnings will no longer reflect the discount amortization expense which was $6.4 million of interest expense, net of income taxes during 2021. After giving effect for the adoption, the effective interest rate on the Convertible Senior Notes is 1.5%.
ASU 2020-06 requires the application of the more dilutive if-converted method when calculating the impact of the Convertible Notes on earnings per diluted share. The adoption of ASU 2020-06 does not change the treatment of shares to be delivered by the convertible note hedges (see Note F) purchased by the Company that are designed to offset the shares issued to settle its Convertible Notes, which are anti-dilutive and not reflected in earning per diluted share. Accordingly, although the new guidance will not impact the Company's past or future net cash flows, we anticipate that the adoption will result in a reduction in reported earnings per diluted share.

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
On November 9, 2018, the Company acquired OAI, its aircraft fleet and related companies, collectively referred to as "Omni." The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired was recorded as goodwill. Identified intangible assets included OAI's certificated authority granted by the FAA to operate as an airline and OAI's long term customer relationships.
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

As of December 31, 2021, 2020 and 2019, the goodwill amounts for reporting units that have goodwill were separately tested for impairment. To perform the goodwill impairment test, the Company determined the fair value of the reporting units using industry market multiples and discounted cash flows utilizing a market-derived cost of capital (level 3 fair value inputs). The goodwill amounts were not impaired. The carrying amounts of goodwill are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2019	$153,290	$234,571	$8,113	$395,974
Carrying value as of December 31, 2020	$153,290	$234,571	$8,113	$395,974
Carrying value as of December 31, 2021	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2019	$9,000	$122,680	$131,680
Amortization	—	(11,364)	(11,364)
Carrying value as of December 31, 2020	$9,000	$111,316	$120,316
Amortization	—	(11,165)	(11,165)
Carrying value as of December 31, 2021	$9,000	$100,151	$109,151
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangible assets, including customer relationship and STC intangibles, over 5 to 18 remaining years. The Company recorded intangible amortization expense of $11.2 million, $11.4 million and $11.4 million for the years ending December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense for the next five years is $12.5 million, $10.2 million, $10.2 million, $9.4 million and $4.5 million.
Stock warrants issued to a lessee (see Note C) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligations and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2019	$146,678
Amortization	(20,671)
Carrying value as of December 31, 2020	$126,007
Amortization	(23,094)
Carrying value as of December 31, 2021	$102,913
The lease incentive began to amortize in April 2016 with the commencement of certain aircraft leases. As of December 31, 2021, based on the warrants granted to date, the Company expects to record amortization, as a reduction to the lease revenue, of $23.3 million, $18.7 million, $15.7 million, $15.8 million and $12.8 million for each of the next five years ending December 31, 2026.
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

On August 3, 2017 the Company entered into a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. The Company anticipates approval of a supplemental type certificate from the FAA in 2021. The Company expects to make contributions equal to its 49% ownership percentage of the program's total costs over the next two years. During the 2021, 2020 and 2019 years, the Company contributed $2.5 million, $13.3 million and $12.3 million to the joint venture, respectively. The Company accounts for its investment in the aircraft conversion joint venture under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates operating results.
The carrying value of West and the joint venture totaled $10.3 million and $10.7 million at December 31, 2021 and 2020, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Customer	Percentage of Revenue
U.S. Department of Defense ("DoD")	26%	31%	34%
Amazon	35%	30%	23%
DHL	12%	12%	14%
The accounts receivable from the Company's three largest customers as of December 31, 2021 and 2020 are as follows (in thousands):

	Year Ending December 31,
	2021	2020
Customer	Accounts Receivable
DoD	$57,998	$32,625
Amazon	68,429	55,997
DHL	9,111	10,471
DoD
The Company is a provider of cargo and passenger airlift services to the DoD. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes.
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of December 31, 2021, the Company leased 12 Boeing 767 freighter aircraft to DHL comprised of four Boeing 767-200 aircraft and eight Boeing 767-300 aircraft, with expirations between 2022 and 2028. In February 2022, the Company and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreements to operate aircraft through April 2028.
Amazon
The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services, Inc. ("LGSTX"). As of December 31, 2021, the Company leased 42 Boeing 767 freighter aircraft to ASI with lease expirations between 2023 and 2031.
Amazon Investment Agreement
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement and a Stockholders Agreement on March 8, 2016. The Investment Agreement called for the Company to issue warrants in three tranches granting Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon the execution of the Investment Agreement and all of which are now fully vested, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, granted Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants vested on September 8, 2020, and granted Amazon the right to purchase an additional 0.5 million ATSG common shares to bring Amazon’s ownership, after the exercise in full of the three tranches of warrants, to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the 2016 Investment Agreement and after giving effect to the warrants granted. The exercise price of the 14.9 million warrants issued under the 2016 Investment Agreement was $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants were exercisable in accordance with their terms through March 8, 2021 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date).
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
On December 22, 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years, and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all ten of the 767-300 aircraft in 2020. In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment

Agreement, Amazon was issued warrants for 14.8 million common shares. This group of warrants will expire if not exercised within seven years from their issuance date, in December of 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The warrants have an exercise price of $21.53 per share.
On May 29, 2020, ASI agreed to lease twelve more Boeing 767-300 aircraft from the Company. The first of these leases began in the second quarter of 2020 with the remaining eleven delivered in 2021. All twelve of these aircraft leases were for ten-year terms. Pursuant to the 2018 Investment Agreement, as a result of leasing 12 aircraft, Amazon was issued warrants for 7.0 million common shares, all of which have vested. These warrants will expire if not exercised by December 20, 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The exercise price of these warrants is $20.40 per share.
Issued and outstanding warrants are summarized below as of December 31, 2021:

		Common Shares in millions
	Exercise price	Vested	Non-Vested	Expiration

2018 Investment Agreement	$21.53	14.8	0.0	December 20, 2025
2018 Investment Agreement	$20.40	7.0	0.0	December 20, 2025

Additionally, Amazon can earn incremental warrants rights up to 2.9 million common shares under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted for ASI’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease.
For all outstanding warrants vested, Amazon may select a cashless conversion option. Assuming ATSG's stock price at the time of conversion is above the warrant exercise price, Amazon would receive fewer shares in exchange for any warrants exercised under the cashless option by surrendering the number of shares with a market value equal to the exercise price.
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
In accordance with the 2016 Investment Agreement, on September 8, 2020, the final number of shares issuable under the third tranche of warrants was determined to be 0.5 million common shares. As a result, under U.S. GAAP, the value of the entire warrant grant under the 2016 Investment Agreement was remeasured on September 8, 2020, and their fair value of $221 million was reclassified from balance sheet liabilities to paid-in-capital. In October 2020, upon the execution of the 10th and final aircraft lease of the December 2018 commitment, warrants for 14.8 million shares were remeasured on October 1, 2020, and their fair value of $154 million was reclassified from balance sheet liabilities to paid-in-capital. In December 2021, upon execution of the 12th and final aircraft lease of the May 2020 commitment, warrants for 7.0 million shares were remeasured on December 7, 2021, and their fair value of $82.4 million was reclassified from balance sheet liabilities to paid-in-capital.
As of December 31, 2021, the Company's liabilities reflected warrants from the 2018 Amazon agreements having a fair value of $0.9 million. As of December 31, 2020, the Company's liabilities reflected warrants from the 2018 Amazon agreements having a fair value of $103.5 million. During the years ended December 31, 2021, 2020 and 2019, the re-measurements of warrants to fair value resulted in net non-operating gains of $20.2 million and losses of $95.5 million and $2.3 million before the effect of income taxes, respectively.
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
The fair value of the stock warrant obligations resulting from aircraft leased to ASI were determined using a Black-Scholes pricing model which considers various assumptions, including the Company’s common stock price, the volatility of the Company’s common stock, the expected dividend yield, exercise price and the risk-free interest rate (Level 2 inputs). The fair value of the stock warrant obligations for unvested stock warrants, conditionally granted to Amazon for the execution of incremental, future aircraft leases, include additional assumptions including the expected exercise prices and the probabilities that future leases will occur (Level 3 inputs).
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2021	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$30,042	$—	$30,042
Total Assets	$—	$30,042	$—	$30,042
Liabilities
Interest rate swap	$—	$(3,603)	$—	$(3,603)
Stock warrant obligations	—	—	(915)	(915)
Total Liabilities	$—	$(3,603)	$(915)	$(4,518)

As of December 31, 2020	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$20,389	$—	$20,389
Interest rate swap	—	—	—	—
Total Assets	$—	$20,389	$—	$20,389
Liabilities
Interest rate swap	$—	$(13,414)	$—	$(13,414)
Stock warrant obligations	—	(9,058)	(94,416)	(103,474)
Total Liabilities	$—	$(22,472)	$(94,416)	$(116,888)
At December 31, 2020, vested stock warrants from the 2018 Amazon agreements having an exercise price of $20.40 were valued at $15.49 each, using a risk-free interest rate of 0.4% and a stock volatility of 40.0%, based on the time period corresponding with the expiration period of the warrants. At December 31, 2021 and 2020, unvested stock warrants from the 2018 Amazon agreement were valued using additional assumptions for an expected grant date, expected exercise price, the risk free rate to the expected grant date and the probabilities that future leases will occur.
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $37.1 million more than the carrying value, which was $1,299.4 million at December 31, 2021. As of December 31, 2020, the fair value of the Company’s debt obligations was approximately $70.8 million less than the carrying value, which was $1,479.1 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Flight equipment	$3,301,113	$2,856,142
Ground equipment	64,641	65,857
Leasehold improvements, facilities and office equipment	38,769	36,193
Aircraft modifications and projects in progress	206,917	231,451
	3,611,440	3,189,643
Accumulated depreciation	(1,481,506)	(1,249,867)
Property and equipment, net	$2,129,934	$1,939,776
CAM owned aircraft with a carrying value of $1,404.4 million and $1,097.6 million that were under lease to external customers as of December 31, 2021 and 2020, respectively.
During the second quarter of 2020, the Company decided to retire its four Boeing 757 freighter aircraft as a result of customer preferences for other aircraft types. Three of the Boeing 757 freighter airframes have been removed from service and are available for sale. One remained in service through January 2021. The Pratt and Whitney engines that power these aircraft remain in use for lease to external customers. Separating the Boeing 757 freighters and engines while marketing the airframes, triggered a fair value assessment. As a result, an impairment charge totaling $39.1 million was recorded primarily to reflect the market value of these assets as well as other surplus engines and parts. Fair values were determined using Level 3 inputs based primarily on independent appraisals and recent market transactions as well as the Company’s assessment of existing market conditions based on industry knowledge.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Unsubordinated term loans	$—	$612,169
Revolving credit facility	360,000	140,000
Senior notes	697,162	493,376
Convertible notes	231,646	222,391
Other financing arrangements	10,555	11,141
Total debt obligations	1,299,363	1,479,077
Less: current portion	(628)	(13,746)
Total long term obligations, net	$1,298,735	$1,465,331
The Company utilizes a syndicated credit agreement ("Senior Credit Agreement") which includes the ability to execute term loans and a revolving credit facility. Prior to its amendment on April 6, 2021, the Senior Credit Agreement had a maturity date of November 2024 provided certain liquidity measures are maintained during 2024, an incremental accordion capacity based on debt ratios and a maximum revolver capacity of $600.0 million. The interest rate is a pricing premium added to LIBOR based upon the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement.
On April 6, 2021, the Company amended the Senior Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement: (i) temporarily increased the aggregate amount of the revolving credit facility from $600.0 million to $1 billion, and subsequently decreased the aggregate amount to $800.0 million on April 13, 2021,

(ii) permitted increases of the revolving credit facility commitments and/or new tranches of term loans in an aggregate principal amount equal to the sum of $400 million plus the principal amount of indebtedness that could be incurred at the time of the increase that would not cause the Secured Leverage Ratio (as defined in the Amended Credit Agreement) to exceed 3.25 to 1.00 on a pro forma basis, (iii) modified the maturity date of the agreement from November 30, 2024, to April 6, 2026, with such extension of the maturity date being subject to (1) at the election of the Lenders, five one-year extensions and (2) an earlier springing maturity date of July 12, 2024, if, on such date, (a) more than $75,000,000 in aggregate principal amount of the Company's 1.125% senior convertible notes due 2024 remain outstanding and (b) the Company has less than $375,000,000 of liquidity at such time, (iv) removed the Collateral to Total Exposure Ratio (as defined in the agreements) as a financial covenant, and (v) prepaid the entire outstanding balance of all term loans at the time of the amendment.
On January 28, 2020, the Company, through a subsidiary, completed a debt offering of $500.0 million in senior unsecured notes (the “Senior Notes”). The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “1933 Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a fixed rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. The net proceeds of $495.0 million from the Senior Notes were used to pay down the revolving credit facility. The Senior Notes do not require principal payments until maturity but prepayments are allowed without penalty beginning February 1, 2025.
As of December 31, 2021, the unused revolving credit facility available to the Company at the trailing twelve-month EBITDA level was $424.7 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants, was limited to $250.0 million.
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
The balance of the Senior Notes is net of debt issuance costs of $7.8 million and $6.6 million as of December 31, 2021 and 2020, respectively. The balance of the unsubordinated term loans was net of debt issuance costs of $7.0 million as of December 31, 2020. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's debt-to-EBITDA ratio as December 31, 2021, the LIBOR based financing for the revolving credit facility bear variable interest rates of 1.11%, respectively.
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

	December 31,	December 31,
	2021	2020
Principal value, Convertible Senior Notes, due 2024	258,750	258,750
Unamortized issuance costs	(2,889)	(3,894)
Unamortized discount	(24,215)	(32,465)
Convertible debt	231,646	222,391
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
The scheduled cash principal payments for the Company's debt obligations, as of December 31, 2021, for the next five years are as follows (in thousands):

Principal Payments
2022	$628
2023	639
2024	259,400
2025	661
2026	360,672
2027 and beyond	707,305
Total principal cash payments	1,329,305
Less: unamortized issuance costs, premiums and discounts	(29,942)
Total debt obligations	$1,299,363

NOTE G—DERIVATIVE INSTRUMENTS
The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2021		December 31, 2020
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
May 5, 2021	1.090%	—	—	13,125	(41)
May 30, 2021	1.703%	—	—	13,125	(80)
December 31, 2021	2.706%	—	—	138,750	(3,551)
March 31, 2022	1.900%	50,000	(221)	50,000	(1,116)
March 31, 2022	1.950%	75,000	(341)	75,000	(1,722)
March 31, 2023	2.425%	133,125	(3,041)	140,625	(6,904)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net gain on derivatives of $9.8 million and net losses of $5.3 million and $10.0 million for the years ending December 31, 2021, 2020 and 2019, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES
Payroll Support Programs
During 2020, two of the Company's airline subsidiaries, OAI and ATI, received government funds totaling $75.8 million pursuant to payroll support program agreements under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In February 2021, OAI was approved for $37.4 million of additional non-repayable government funds pursuant to a payroll support program agreement under the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”). This grant was subsequently increased by $5.6 million. Further, in April 2021,

OAI was approved for $40.0 million of additional non-repayable government funds pursuant to a payroll support program agreement under the American Rescue Plan Act of 2021 (the "American Rescue Plan").
The three programs are structured in a substantially similar manner. These grants are not required to be repaid if the Company complies with the provisions of the payroll support program agreements under CARES Act, the PSP Extension Law and the American Rescue Plan. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate. The Company recognizes the grants as contra-expense during the periods in which passenger flight operations and combi flight operations levels are expected to be negatively impacted by the pandemic. During the year ended December 31, 2021 and 2020, the Company recognized $111.7 million and $47.2 million of the grants, respectively. The Company recognized all of the CARES Act funds by the end of 2021.
In conjunction with the payroll support program agreements under the CARES Act, OAI and ATI agreed on behalf of themselves and ABX to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020. Thereafter, OAI agreed as a condition of receiving grants under the PSP Extension Law and the American Rescue Plan to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021, and September 30, 2021, respectively. Under the CARES Act, OAI and ATI agreed to limit, on behalf of themselves and certain affiliates, executive compensation through March 24, 2022; maintain certain air transportation service through March 1, 2022 as may be required by the U.S. Department of Transportation pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the funds and comply with certain reporting requirements. OAI further agreed as a condition of receiving grants under the PSP Extension Law and thereafter the American Rescue Plan, to limit executive compensation through October 1, 2022 and April 1, 2023, respectively. In addition, the Company may not pay dividends or repurchase its shares through September 30, 2022.
Lease Commitments
The Company leases property, aircraft, aircraft engines and other types of equipment under operating leases. The Company's airlines operate six freighter aircraft provided by customers and four passenger aircraft leased from external companies. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to six years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the years ended December 31, 2021 and 2020, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $14.7 million and $46.5 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at December 31, 2021 and 2020 was 2.4% and 2.9%, respectively. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 3.8 years and 4.5 years as of December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021 and 2020, cash payments against operating lease liabilities were $20.5 million and $17.3 million, respectively. As of December 31, 2021, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2022	$20,024
2023	17,382
2024	13,880
2025	10,126
2026	4,478
2027 and beyond	42
Total undiscounted cash payments	65,932
Less: amount representing interest	(2,762)
Present value of future minimum lease payments	63,170
Less: current obligations under leases	18,783
Long-term lease obligation	$44,387

Purchase Commitments
The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of December 31, 2021, the Company owned twelve Boeing 767-300 aircraft and one Airbus A321-200 aircraft that were in or awaiting the modification process. As of December 31, 2021, the Company has agreements to purchase eleven more Boeing 767-300 passenger aircraft and two Airbus A321-200 passenger aircraft through 2024. As of December 31, 2021, the Company's commitments to acquire and convert aircraft totaled $391.8 million.
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

Employees Under Collective Bargaining Agreements
As of December 31, 2021, the flight crewmember employees of ABX, ATI and Omni and flight attendant employees of ATI and Omni were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.2%
ATI	Air Line Pilots Association	9.3%
OAI	International Brotherhood of Teamsters	6.1%
ATI	Association of Flight Attendants	0.6%
OAI	Association of Flight Attendants	6.2%

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

Funded Status  (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2021	2020	2021	2020
Accumulated benefit obligation	$839,267	$873,826	$3,142	$3,484
Change in benefit obligation
Obligation as of January 1	$873,826	$779,031	$3,484	$3,707
Service cost	—	—	95	139
Interest cost	22,387	27,880	42	91
Plan transfers	3,125	2,895	—	—
Benefits paid	(36,109)	(34,218)	(250)	(362)
Curtailments and settlement	—	(2,435)	—	(17)
Actuarial (gain) loss	(23,962)	100,673	(229)	(74)
Obligation as of December 31	$839,267	$873,826	$3,142	$3,484
Change in plan assets
Fair value as of January 1	$843,895	$746,763	$—	$—
Actual gain (loss) on plan assets	37,626	120,057	—	—
Plan transfers	3,125	2,895	—	—
Employer contributions	1,658	10,833	250	362
Benefits paid	(36,109)	(34,218)	(250)	(362)
Settlement payments	$—	$(2,435)	$—	$—
Fair value as of December 31	$850,195	$843,895	$—	$—
Funded status
Overfunded plans, net asset	$30,867	$3,447	$—	$—
Underfunded plans
Current liabilities	$(1,345)	$(1,348)	$(399)	$(415)
Non-current liabilities	$(18,594)	$(32,030)	$(2,743)	$(3,069)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2021, 2020 and 2019, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$95	$139	107
Interest cost	22,387	27,880	31,299	42	91	148
Expected return on plan assets	(47,502)	(44,673)	(37,907)	—	—	—
Curtailments and settlements	—	(424)	—	—	(17)	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net (gain) loss	7,058	3,763	15,528	186	124	172
Net periodic benefit cost (income)	$(18,057)	$(13,454)	$8,920	$323	$337	$427

Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2021	2020	2021	2020
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized net actuarial loss	90,675	111,820	418	833
Accumulated other comprehensive loss	$90,675	$111,820	$418	$833
The amounts of unrecognized net actuarial loss recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2022 is $1.3 million and less than $0.1 million for the pension plans and the post-retirement healthcare plans, respectively.
Assumptions
Assumptions used in determining the funded status of ABX’s pension plans at December 31 were as follows:

	Pension Plans
	2021	2020	2019
Discount rate - crewmembers	2.90%	2.55%	3.65%
Discount rate - non-crewmembers	3.00%	2.75%	3.70%
Expected return on plan assets	5.65%	5.75%	6.10%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 2.00%, 1.30% and 4.10% for pilots at December 31, 2021, 2020 and 2019, respectively. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not affect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2021	2020
Cash	3%	1%
Equity securities	28%	30%
Fixed income securities	69%	69%
	100%	100%
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

Cash Flows
In 2021 and 2020, the Company made contributions to its defined benefit plans of $1.7 million and $10.8 million, respectively. The Company estimates that its contributions in 2022 will be approximately $1.3 million for its defined benefit pension plans and $0.4 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2022	$40,186	$399
2023	43,474	481
2024	45,838	489
2025	47,906	483
2026	48,747	425
Years 2027 to 2031	246,110	1,134
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

The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2021	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$29,451	$29,451
Corporate stock	—	—	—
Mutual funds	—	236,647	236,647
Fixed income investments	—	584,094	584,094
Benefit Plan Assets	$—	$850,192	$850,192

Investments measured at net asset value ("NAV")			3
Total benefit plan assets			$850,195

As of December 31, 2020	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$5,055	$5,055
Corporate stock	19,852	501	20,353
Mutual funds	—	237,063	237,063
Fixed income investments	545	580,476	581,021
Benefit Plan Assets	$20,397	$823,095	$843,492

Investments measured at net asset value ("NAV")			403
Total benefit plan assets			$843,895
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

The following table presents investments measured at fair value based on NAV per share as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
As of December 31, 2021
Hedge Funds & Private Equity	$3	(1) (2)	90 days	$—
Real Estate	—	(3)	90 days	—
Total investments measured at NAV	$3			$—

As of December 31, 2020
Hedge Funds & Private Equity	$403	(1) (2)	90 days	$—
Real Estate	—	(3)	90 days	—
Total investments measured at NAV	$403			$—

(1) Quarterly - hedge funds
(2) None - private equity
(3) Monthly

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. Expenses for defined contribution retirement plans were $19.5 million, $15.4 million and $12.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE J—INCOME TAXES
The Company's deferred income taxes reflect the value of its net operating loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their amounts used for income tax calculations.
At December 31, 2021, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $413.9 million, which do not expire but whose use may be limited to 80% of taxable income in any given year. The deferred tax asset balance includes $4.7 million net of a $0.3 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets, the timing of amortization related to Amazon warrants and cash contributions for its benefit plans. At December 31, 2021 and 2020, the Company determined that, based upon projections of taxable income, it was more likely than not that the Federal NOL CF’s will be utilized, accordingly, no allowance against these deferred tax assets was recorded. The Company had alternative minimum tax credits of $3.1 million which were recovered in 2020.

The significant components of the deferred income tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31
	2021	2020
Deferred tax assets:
Net operating loss carryforward and federal credits	$93,294	$71,762
Operating lease obligation	13,266	14,472
Warrants	32,075	33,940
Post-retirement employee benefits	—	7,140
Employee benefits other than post-retirement	6,919	8,545
Inventory reserve	2,714	2,288
Deferred revenue	10,918	12,608
Other	8,789	9,366
Deferred tax assets	167,975	160,121
Deferred tax liabilities:
Accelerated depreciation	(327,321)	(257,765)
Post-retirement employee benefits	(1,330)	—
Partnership items	(6,014)	(6,044)
Operating lease assets	(13,029)	(14,264)
Goodwill and intangible assets	(14,553)	(9,877)
State taxes	(19,158)	(11,143)
Valuation allowance against deferred tax assets	(3,861)	(2,293)
Deferred tax liabilities	(385,266)	(301,386)
Net deferred tax (liability)	$(217,291)	$(141,265)
The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2021	2020	2019
Current taxes:
Federal	$—	$(1,332)	$1,332
Foreign	—	—	1
State	2,402	1,235	138
Deferred taxes:
Federal	65,027	19,701	14,155
Foreign	—	—	—
State	4,795	(1,209)	(3,677)
Change in federal statutory tax rates	—	—	—
Total deferred tax expense	69,822	18,492	10,478
Total income tax expense (benefit) from continuing operations	$72,224	$16,314	$11,589
Income tax expense (benefit) from discontinued operations	$722	$2,081	$360

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign income taxes	—%	—%	—%
State income taxes, net of federal tax benefit	1.8%	5.1%	1.4%
Tax effect of non-deductible warrant expense	—%	16.6%	(2.9)%
Tax effect of other non-deductible expenses	0.5%	3.2%	1.7%
Change to state statutory tax rates	—%	(5.4)%	(5.4)%
Other	0.7%	(1.1)%	0.4%
Effective income tax rate	24.0%	39.4%	16.2%
The income tax deductibility of the warrant expense is less than the expense required by GAAP because for tax purposes, the warrants are valued at a different time and under a different valuation method.
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.8%	1.8%	1.8%
Change in federal statutory tax rates	—%	—%	—%
Effective income tax rate	22.8%	22.8%	22.8%
The Company files income tax returns in the U.S. Federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist primarily of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2021, 2020 and 2019, the Company's unrecognized tax benefits were $0.0 million, $0.0 million and $0.0 million respectively. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2021, 2020 and 2019.
The Company began to file, effective in 2008, federal tax returns under a common parent of the consolidated group that includes ABX and all the wholly-owned subsidiaries. The returns for 2020, 2019 and 2018 related to the consolidated group remain open to examination. The consolidated federal tax returns prior to 2018 remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. Pemco and Omni filed returns on their own behalf prior to their acquisition by the Company. State and local returns filed for 2005 through 2020 are generally also open to examination by their respective jurisdictions, either in full or limited to net operating losses. The Company files tax returns with the Republic of Ireland for its leasing operations based in Ireland.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of January 1, 2019	(89,042)	(841)	(1,479)	(91,362)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	20,793	7	—	20,800
Foreign currency translation adjustment	—	—	(18)	(18)
Amounts reclassified from accumulated other comprehensive income:
Foreign currency loss	—	—	2,253	2,253
Actuarial costs (reclassified to salaries, wages and benefits)	15,528	172	—	15,700
Income Tax (Expense) or Benefit	(8,431)	(40)	(768)	(9,239)
Other comprehensive income (loss), net of tax	27,890	139	1,467	29,496
Balance as of December 31, 2019	(61,152)	(702)	(12)	(61,866)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(25,712)	74	—	(25,638)
Foreign currency translation adjustment	—	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,763	124	—	3,887
Income Tax (Expense) or Benefit	5,008	(45)	—	4,963
Other comprehensive income (loss), net of tax	(16,941)	153	(2)	(16,790)
Balance as of December 31, 2020	(78,093)	(549)	(14)	(78,656)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	14,087	228		14,315
Foreign currency translation adjustment			(6)	(6)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	7,056	188		7,244
Income Tax (Expense) or Benefit	(4,881)	(96)		(4,977)
Other comprehensive income (loss), net of tax	16,262	320	(6)	16,576
Balance as of December 31, 2021	(61,831)	(229)	(20)	(62,080)

NOTE L—STOCK-BASED COMPENSATION
The Company's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005 and in May 2015. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the date of grant. Restrictions could lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into a number of shares of Company stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into a number of shares of Company stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of shares depending on the appreciation of the Company's stock compared to the NASDAQ Transportation Index. Board members have been granted time-based awards that vest after a period of twelve months. The Company expects to settle all of the stock unit awards by issuing new shares of stock. The table below summarizes award activity.

	Year Ended December 31
	2021		2020		2019
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	1,085,023	$17.14	963,832	$17.67	969,928	$15.89
Granted	273,845	26.65	437,054	18.85	302,596	23.22
Converted	(316,430)	22.76	(278,163)	21.34	(291,064)	17.14
Expired	(58,650)	24.79	(34,100)	19.40	(7,900)	23.78
Forfeited	(5,600)	23.31	(3,600)	21.62	(9,728)	23.37
Outstanding at end of period	978,188	$17.49	1,085,023	$17.14	963,832	$17.67
Vested	414,949	$11.43	460,685	$13.00	476,389	$11.11
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $26.69, $18.39 and $22.80 for 2021, 2020 and 2019, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $26.50, $20.41 and $24.75 for 2021, 2020 and 2019, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2021, 2020 and 2019 using daily stock prices and using the following variables:

	2021	2020	2019
Risk-free interest rate	0.3%	0.7%	2.5%
Volatility	39.7%	35.0%	35.6%
For the years ended December 31, 2021, 2020 and 2019, the Company recorded expense of $7.4 million, $7.5 million and $7.0 million, respectively, for stock incentive awards. At December 31, 2021, there was $6.7 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2021, none of the awards were convertible, 357,499 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,245,713 additional outstanding shares of the Company’s common stock depending on service, performance and market results through December 31, 2023.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	December 31
	2021	2020	2019
Numerator:
Earnings from continuing operations - basic	$228,980	$25,079	$59,983
Gain from stock warrants revaluation, net of tax	(15,564)	—	(6,219)
Earnings from continuing operations - diluted	$213,416	$25,079	$53,764

Denominator:
Weighted-average shares outstanding for basic earnings per share	68,853	59,128	58,899
Common equivalent shares:
Effect of stock-based compensation awards and warrants	7,363	803	10,449
Weighted-average shares outstanding assuming dilution	76,216	59,931	69,348
Basic earnings per share from continuing operations	$3.33	$0.42	$1.02
Diluted earnings per share from continuing operations	$2.80	0.42	$0.78
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 283,139 shares, 365,100 shares and 317,600 shares of restricted stock for 2021, 2020 and 2019, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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

NOTE N—SEGMENT AND REVENUE INFORMATION
The Company operates in two reportable segments. The CAM segment consists of the Company's aircraft and engine leasing operations. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI, charter service and passenger service agreements that the Company has with its customers. The Company's aircraft maintenance services, aircraft modification services, ground services and other support services, are not large enough to constitute reportable segments and are combined in All other. Intersegment revenues are valued at arms-length market rates.
The Company's segment information from continuing operations is presented below (in thousands):

	Year Ended December 31
	2021	2020	2019
Total revenues:
CAM	$370,287	$308,661	$285,276
ACMI Services	1,185,128	1,147,279	1,078,288
All other	375,571	334,300	314,014
Eliminate inter-segment revenues	(196,704)	(219,665)	(225,395)
Total	$1,734,282	$1,570,575	$1,452,183
Customer revenues:
CAM	$273,288	$205,047	$168,106
ACMI Services	1,185,113	1,147,252	1,078,143
All other	275,881	218,276	205,934
Total	$1,734,282	$1,570,575	$1,452,183
The Company's external customer revenues from other activities for the years ending December 31, 2021, 2020 and 2019 are presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Aircraft maintenance, modifications and part sales	$127,378	$114,425	$117,772
Ground services	99,133	73,949	69,596
Other, including aviation fuel sales	49,370	29,902	18,566
Total customer revenues	$275,881	$218,276	$205,934
The Company recognized $3.0 million of non lease revenue that was reported in deferred revenue at the beginning of the year, compared to $2.8 million in 2020. Current deferred revenue of $8.3 million and $3.0 million as of December 31, 2021 and 2020, respectively, for contracts with customers is derived from other activities as described above. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $0.8 million as of December 31, 2021 compared to $0.0 million as of December 31, 2020. Cash will be collected over the term of the multi-year agreement based on number cycles per period while revenue is recognized as parts are provided for engine maintenance services. This may result in a contract asset or liability based on the timing of engine maintenance services.
CAM's leases do not contain residual guarantees. Approximately 13% of CAM's leases to external customers contain purchase options at projected market values. As of December 31, 2021, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $250.8 million, $206.3 million, $156.3 million, $146.4 million and $128.3 million, respectively, for the next 5 years ending December 31, 2026 and $311.3 million thereafter. CAM's external customer revenues for non-lease activities were $18.6 million and $6.2 million during 2021 and 2020 respectively for engine services and the sale of spare engine parts. ACMI Services external customer revenues included approximately $13.2 million, $13.2 million and $9.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, for the rental income of specific aircraft included in the consideration paid by customers under certain contracts.
The Company had revenues of approximately $701.9 million, $699.2 million and $716.9 million for 2021, 2020 and 2019, respectively, derived primarily from aircraft leases in foreign countries, routes with flights departing from or arriving in foreign countries or aircraft maintenance and modification services performed in foreign countries. All revenues from the CMI agreement with DHL and the ATSA agreement with ASI are attributed to U.S. operations. As of December 31, 2021 and 2020, the Company had 21 and 22 aircraft, respectively, deployed outside of the United States.
The Company's other segment information from continuing operations is presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization expense:
CAM	$203,675	$172,003	$158,470
ACMI Services	101,541	101,748	96,191
All other	3,232	4,316	2,871
Total	$308,448	$278,067	$257,532
Interest expense
CAM	38,160	39,304	38,300
ACMI Services	18,066	20,542	24,950
Segment earnings (loss):
CAM	$106,161	$77,424	$68,643
ACMI Services	158,733	114,128	32,055
All other	112	(5,933)	13,422
Net unallocated interest expense	(2,525)	(2,825)	(3,024)
Impairment of aircraft and related assets	—	(39,075)	—
Net gain (loss) on financial instruments	29,979	(100,771)	(12,302)
Transaction fees	—	—	(373)
Debt issuance costs	(6,505)	—	—
Other non-service components of retiree benefit costs, net	17,827	12,032	(9,404)
Loss from non-consolidated affiliate	(2,577)	(13,587)	(17,445)
Pre-tax earnings from continuing operations	$301,205	$41,393	$71,572
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	December 31
	2021	2020	2019
Assets:
CAM	$2,218,012	$2,037,628	$1,857,687
ACMI Services	872,311	811,516	830,620
All other	177,012	152,601	131,871
Total	$3,267,335	$3,001,745	$2,820,178
During 2021, the Company had capital expenditures for property and equipment of $86.5 million and $415.8 million for the ACMI Services and CAM, respectively.

NOTE O—DISCONTINUED OPERATIONS
The Company's results of discontinued operations consist primarily of changes in liabilities related to benefits for former employees previously associated with ABX's former hub operation for DHL. The Company may incur expenses and cash outlays in the future related to pension obligations, self-insurance reserves for medical expenses and wage loss for former employees. For the years ending December 31, 2021 and 2020, the Company had liabilities of $3.8 million and $7.2 million, respectively, for employee compensation and benefits. During 2021, 2020 and 2019, pre-tax earnings from discontinued operations were $3.2 million, $9.1 million and $1.6 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on management’s assessment of those criteria, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal controls over financial reporting as of December 31, 2021 has been audited by our independent registered accounting firm as stated in its attestation report that follows this report.
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Air Transport Services Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Election of Directors,” "Delinquent Section 16(a) Reports” and “Corporate Governance and Board Matters.”

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are incorporated herein by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Related Person Transactions” and “Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the caption “Fees of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents filed as part of this report:
(1)Consolidated Financial Statements
The following are filed in Part II, Item 8 of this Form 10-K Annual Report:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2021	$996,860	$168,360	$423,414	$741,806
December 31, 2020	974,882	880,967	858,989	996,860
December 31, 2019	1,443,805	2,277,217	2,746,140	974,882
All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.
(3)Exhibits
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Articles of Incorporation

3.1	Restated Certificate of Incorporation of Air Transport Services Group, Inc. (28)

3.2	First Amendment to Restated Certificate of Incorporation of Air Transport Services Group, Inc. (31)

3.3	Amended and Restated Bylaws of Air Transport Services Group, Inc. (13)

Instruments defining the rights of security holders

4.1	Indenture, dated September 29, 2017, by and between Air Transport Services Group, Inc. and U.S. Bank National Association. (25)

4.2	Form of 1.125% Convertible Senior Notes due 2024 (included in Exhibit 4.1). (25)

4.3	Description of Capital Stock registered under the Securities Exchange Act. (35)

4.4	Indenture, dated January 28, 2020, by and among Cargo Aircraft Management, Inc., Air Transport Services Group, Inc., the guarantors named therein and Regions Bank, as trustee. (34)

4.5	Form of 4.750% Senior Notes due 2028 (included in Exhibit 4.4). (34)

4.6	Supplemental Indenture, dated as of April 13, 2021, among Cargo Aircraft Management, Inc., the guarantors party thereto, and Regions Bank, an Alabama state banking corporation, as trustee. (39)

Material Contracts

10.1	Director compensation fee summary. (5)

10.2	Aircraft Loan and Security Agreement and related promissory note, dated April 25, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (2)

10.3	Aircraft Loan and Security Agreement and related promissory note, dated October 26, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (3)

10.4	Aircraft Loan and Security Agreement and related promissory note, dated December 19, 2007, by and among ABX Air, Inc. and Chase Equipment Leasing, Inc. (4)

10.5	Guaranty by Air Transport Services Group, Inc. in favor of DHL Express (USA), Inc., dated May 8, 2009 (6), as amended by Amendment to the Guaranty dated as of January 14, 2015 (17)

10.6	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (6)

10.7	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (6)

10.8	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (15)

10.9	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (7)

10.10
Credit Agreement, dated as of May 9, 2011, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent. (8)

10.11	Guarantee and Collateral Agreement, dated as of May 9, 2011, made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent. (8)

10.12	Amendment to Confidentiality and Standstill Agreement, dated as of June 11, 2012, between Air Transport Services Group, Inc. and Red Mountain Capital Partners LLC. (9)

10.13	Form of amended and restated change-in-control agreement in effect between Air Transport Services Group, Inc. and its executive officers. (11)

10.14
Amendment to the Credit Agreement, dated July 20, 2012, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agent. (10)

10.15	Amended and Restated Lease Agreement, dated December 27, 2012, between Clinton County Port Authority and Air Transport Services Group, Inc. (12)

10.16	Loan Agreement, Chapter 166, Ohio Revised Code, dated December 1, 2012, between the Director of Development Services Agency of Ohio and Clinton County Port Authority. (12)

10.17
Guaranty Agreement, dated December 1, 2012, among Air Transport Services Group, Inc., Airborne Maintenance and Engineering Services, Inc., Air Transport International, LLC, Clinton County Port Authority, the Director of Development Services Agency of Ohio, and the Huntington National Bank. (12)

10.18	Lease Agreement for the Jump Hangar Facility, dated December 1, 2012, between Clinton County Port Authority and Air Transport International, LLC. (12)

10.19
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated December 1, 2012, among Air Transport International, LLC and the Director of Development Services Agency of Ohio. (12)

10.20
Bond Purchase Agreement, dated December 13, 2012, among the State of Ohio, acting by and through its Treasurer of State, the Development Services Agency of Ohio, acting by and through a duly authorized representative, Clinton County Port Authority, Air Transport International, LLC and Stifel, Niolaus & Company, Inc. (12)

10.21	Air Transport Services Group, Inc. Nonqualified Deferred Compensation Plan, dated October 31, 2013. (14)

10.22
Second Amendment to the Credit Agreement, dated October 22, 2013, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents, and Bank of America, N.A., as Documentation Agents. (14)

10.23
Third Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated May 6, 2014, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders", and SunTrust Bank as Administrative Agent. (16)

10.24
Amended and Restated Air Transportation Services Agreement between DHL Network Operations (USA), Inc., ABX Air, Inc. and Cargo Aircraft Management, Inc., dated January 14, 2015. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (17)

10.25
Fifth Amendment to Credit Agreement, dated May 8, 2015, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., each of the Guarantors party thereto, each of the financial institutions party thereto as "Lenders" and SunTrust Bank, in its capacity as Administrative Agent. (18)

10.26
Air Transportation Services Agreement, dated as of March 8, 2016, by and between Airborne Global Solutions, Inc. and Amazon Fulfillment Services Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (19)

10.27
Investment Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (19)

10.28
Warrant to Purchase Common Stock, issued March 8, 2016, by and between Air Transport Services Group, Inc. and Amazon.com. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (19)

10.29
Stockholders Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (19)

10.30
Amended and Restated Credit Agreement, dated as of May 31, 2016, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents and Bank of America, N.A., as Documentation Agent. (20)

10.31	Guarantee and Collateral Agreement made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent, dated as of May 31, 2016. (20)

10.32	Air Transport Services Group, Inc. Executive Incentive Compensation Plan, last modified August 5, 2016. (20)

10.33	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. 2015 Amended and Restated Long-Term Incentive Plan. (21)

10.34	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. 2015 Amended and Restated Long-Term Incentive Plan. (21)

10.35	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2015 Amended and Restated Long-Term Incentive Plan. (21)

10.36	Stock Purchase Agreement, dated June 21, 2016, between Air Transport Services Group, Inc. and Red Mountain Partners, L.P. (22)

10.37
First Amendment to the Amended and Restated Credit Agreement, dated as of March 31, 2017, among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc., the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Regions Bank and JPMorgan Chase Bank, N.A., as Syndication Agents and Bank of America, N.A., as Documentation Agent. (23)

10.38	Underwriting Agreement, dated May 31, 2017, by and among Air Transport Services Group, Inc., Red Mountain Partners, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (24)

10.39
Second Amendment to the Amended and Restated Credit Agreement, entered into on September 25, 2017, by and among Air Transport Services Group, Inc., Cargo Aircraft Management, Inc., as borrower, the guarantors party thereto, the lenders party thereto and SunTrust Bank, as Administrative Agent. (26)

10.40
Purchase Agreement, dated September 25, 2017, by and among Air Transport Services Group, Inc. and Goldman Sachs & Co. LLC and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers named therein. (25)

10.41	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (25)

10.42	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (25)

10.43	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (25)

10.44	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (25)

10.45	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (25)

10.46	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (25)

10.47	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (25)

10.48	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (25)

10.49	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (25)

10.50	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (25)

10.51	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (25)

10.52	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (25)

10.53	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (25)

10.54	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (25)

10.55	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (25)

10.56	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (25)

10.57	Air Transport Services Group, Inc. Severance Plan for Senior Management. (27)

10.58	Confirmation Agreement, dated August 23, 2017, between Mutual of America Life Insurance Company and ABX Air, Inc., relating to the ABX Air Retirement Income Plan. (27)

10.59
Second Amended and Restated Credit Agreement, dated as of November 9, 2018, among Cargo Aircraft Management, Inc., as borrower; Air Transport Services Group, Inc.; the lenders from time to time party thereto; SunTrust Bank, as Administrative Agent; Bank of America, N.A. and PNC Bank, National Association, as Co-Syndication Agents; and Regions Bank, JPMorgan Chase Bank, N.A. and Branch Banking and Trust Company, as Co-Documentation Agents. (29)

10.60
Second Amended and Restated Guarantee and Collateral Agreement made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent, dated as of November 9, 2018. (29)

10.61
Purchase and Sale Agreement, by and among Air Transport Services Group, Inc. and the Sellers and the Sellers' Representative Named Herein, dated as of October 1, 2018. Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted from this filing. The registrant agrees to furnish the Commission on a supplemental basis a copy of any omitted exhibit or schedule. (29)

10.62
Investment Agreement, dated as of December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (29)

10.63
Warrant to Purchase Common Stock, issued December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (29)

10.64
Amended and Restated Stockholders Agreement, dated as of December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (30)

10.65
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 13, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the Guarantors party hereto; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (32)

10.66
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 24, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (32)

10.67
Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 4, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (33)

10.68
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of January 28, 2020, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party thereto as Lenders; and SunTrust Bank, in its capacity as Administrative Agent. (34)

10.69	Payroll Support Program Agreement, dated May 20, 2020, by and between Omni Air International, LLC and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act. (36)

10.70
Payroll Support Program Agreement, dated May 29, 2020, by and between Air Transport International, Inc. and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act. (36)

10.71
Warrant to Purchase Common Stock, issued May 29, 2020, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of this Agreement marked with an [*] have been excluded because the information is both (i) not material and (ii) would be competitively harmful if publicly disclosed. (36)

10.72	Amendment to Warrants to Purchase Common Stock, issued December 14, 2020, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (37)

10.73
Payroll Support Program Extension Agreement, dated February 2, 2021, by and between Omni Air International, LLC and the U.S. Department of Treasury under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021. (40)

10.74	Amendment to Investment Agreement, dated as of March 5, 2021, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. (40)

10.75
Third Amended and Restated Credit Agreement, dated as of April 6, 2021, by and among Cargo Aircraft Management, Inc., as borrower, Air Transport Services Group, Inc., the lenders and other financial institutions from time to time a party thereto, Truist Bank, as administrative agent and a lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as co-syndication agents and Regions Bank, as documentation agent. (38)

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
(2)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2007.
(3)Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 10, 2009.
(4)Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission.
(5)Incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed March 29, 2019 with the Securities and Exchange Commission.
(6)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2010.
(7)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2010. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.
(8)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2011.
(9)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2012.
(10)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 24, 2012.
(11)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2012.

(12)Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2013. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.
(13)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 24, 2020.
(14)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2013.
(15)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.
(16)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2014.
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
(18)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.
(19)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.
(20)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016.
(21)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2016.
(22)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 27, 2016.
(23)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2017.
(24)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 2, 2017.
(25)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 29, 2017.
(26)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 2017.
(27)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017.
(28)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2018.
(29)Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
(30)Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 29, 2019.
(31)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2019.
(32)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 29, 2019.
(33)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 6, 2019.
(34)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 28, 2020.
(35)Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020.
(36)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020.
(37)Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021.

(38)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 6, 2021.
(39)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 13, 2021.
(40)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2021

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ RICHARD F. CORRADO	Chief Executive Officer (Principal Executive Officer)	March 1, 2022
Richard F. Corrado
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/S/ JOSEPH C. HETE	Director and Chairman of the Board	March 1, 2022
Joseph C. Hete

/S/ RICHARD M. BAUDOUIN	Director	March 1, 2022
Richard M. Baudouin

/S/ PHYLLIS J. CAMPBELL	Director	March 1, 2022
Phyllis J. Campbell

/S/ RICHARD F. CORRADO	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
Richard F. Corrado

/S/ RAYMOND E. JOHNS JR.	Director	March 1, 2022
Raymond E. Johns, Jr.

/S/ LAURA J. PETERSON	Director	March 1, 2022
Laura J. Peterson

/S/ RANDY D. RADEMACHER	Lead Independent Director	March 1, 2022
Randy D. Rademacher

/S/ J. CHRISTOPHER TEETS	Director	March 1, 2022
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	March 1, 2022
Jeffrey J. Vorholt

/S/ PAUL S. WILLIAMS	Director	March 1, 2022
Paul S. Williams

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Quint O. Turner