Form 10-Q
period 2022-03-31
Air Transport Services Group, Inc.
filed 2022-05-10
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of May 10, 2022, there were 74,372,038 shares of the registrant’s common stock outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on March 1, 2022 ("2021 Form 10-K").
The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding Air Transport Services Group, Inc. at www.sec.gov. Additionally, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, are available free of charge from our website at www.atsginc.com as soon as reasonably practicable after filing with the SEC.
FORWARD LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are considered forward-looking statements (as that term is defined in the Private Securities litigation Reform Act of 1995). Words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These forward-looking statements are based on expectations, estimates and projections as of the date of this filing, and involve risks and uncertainties that are inherently difficult to predict. Actual results may differ materially from those expressed in the forward-looking statements for any number of reasons, including those described in this report and in our 2021 Form 10-K.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$35,538	$69,496
Accounts receivable, net of allowance of $925 in 2022 and $742 in 2021	216,664	205,399
Inventory	49,716	49,204
Prepaid supplies and other	29,233	28,742
TOTAL CURRENT ASSETS	331,151	352,841
Property and equipment, net	2,182,076	2,129,934
Customer incentive	97,115	102,913
Goodwill and acquired intangibles	501,599	505,125
Operating lease assets	60,488	62,644
Other assets	114,500	113,878
TOTAL ASSETS	$3,286,929	$3,267,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$187,181	$174,237
Accrued salaries, wages and benefits	50,953	56,652
Accrued expenses	12,098	14,950
Current portion of debt obligations	631	628
Current portion of lease obligations	18,840	18,783
Unearned revenue and grants	47,798	47,381
TOTAL CURRENT LIABILITIES	317,501	312,631
Long term debt	1,273,156	1,298,735
Stock warrant obligations	989	915
Post-retirement obligations	20,623	21,337
Long term lease obligations	42,238	44,387
Other liabilities	51,254	49,662
Deferred income taxes	227,128	217,291
TOTAL LIABILITIES	1,932,889	1,944,958
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 74,337,226 and 74,142,183 shares issued and outstanding in 2022 and 2021, respectively	743	741
Additional paid-in capital	1,035,029	1,074,286
Retained earnings	380,097	309,430
Accumulated other comprehensive loss	(61,829)	(62,080)
TOTAL STOCKHOLDERS’ EQUITY	1,354,040	1,322,377
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,286,929	$3,267,335

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
REVENUES	$485,860	$376,088
OPERATING EXPENSES
Salaries, wages and benefits	161,762	142,016
Depreciation and amortization	82,071	71,051
Maintenance, materials and repairs	35,709	42,007
Fuel	60,358	30,442
Contracted ground and aviation services	18,331	14,803
Travel	24,199	18,404
Landing and ramp	4,578	3,109
Rent	6,663	5,868
Insurance	2,552	3,136
Other operating expenses	19,843	16,423
Government grants	—	(28,030)
	416,066	319,229
OPERATING INCOME	69,794	56,859
OTHER INCOME (EXPENSE)
Interest income	9	19
Non-service component of retiree benefit (costs) gains	5,388	4,457
Net gain (loss) on financial instruments	2,696	9,472
Loss from non-consolidated affiliate	(1,403)	(1,183)
Interest expense	(11,399)	(14,522)
	(4,709)	(1,757)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	65,085	55,102
INCOME TAX EXPENSE	(15,289)	(12,812)
EARNINGS FROM CONTINUING OPERATIONS	49,796	42,290
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—
NET EARNINGS	$49,796	$42,290

BASIC EARNINGS PER SHARE
Continuing operations	$0.67	$0.71
Discontinued operations	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.67	$0.71

DILUTED EARNINGS PER SHARE
Continuing operations	$0.57	0.49
Discontinued operations	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.57	0.49

WEIGHTED AVERAGE SHARES
Basic	73,888	59,447
Diluted	88,744	74,744

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2022	2021
NET EARNINGS	$49,796	$42,290
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	242	1,362
Defined Benefit Post-Retirement	9	36

TOTAL COMPREHENSIVE INCOME, net of tax	$50,047	$43,688

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2020	59,560,036	$596	$855,547	$78,010	$(78,656)	$855,497
Stock-based compensation plans
Grant of restricted stock	122,100	1	(1)			—
Issuance of common shares, net of withholdings	93,752	—	(1,197)			(1,197)
Conversion of warrants	865,548	9	(9)			—
Amortization of stock awards and restricted stock			1,750			1,750
Total comprehensive income				42,290	1,398	43,688
BALANCE AT MARCH 31, 2021	60,641,436	$606	$856,090	$120,300	$(77,258)	$899,738

BALANCE AT DECEMBER 31, 2021	74,142,183	$741	$1,074,286	$309,430	$(62,080)	$1,322,377
Stock-based compensation plans
Grant of restricted stock	110,400	1	(1)			—
Issuance of common shares, net of withholdings	85,343	1	(1,351)			(1,350)
Forfeited restricted stock	(700)	—	—			—
Cumulative effect in change in accounting principle			(39,559)	20,871		(18,688)
Amortization of stock awards and restricted stock			1,654			1,654
Total comprehensive income				49,796	251	50,047
BALANCE AT MARCH 31, 2022	74,337,226	$743	$1,035,029	$380,097	$(61,829)	$1,354,040

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net earnings from continuing operations	$49,796	$42,290
Net earnings from discontinued operations	—	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88,245	79,719
Pension and post-retirement	324	1,811
Deferred income taxes	15,289	12,575
Amortization of stock-based compensation	1,654	1,750
Loss from non-consolidated affiliates	1,403	1,183
Net (gain) loss on financial instruments	(2,696)	(9,472)
Changes in assets and liabilities:
Accounts receivable	(11,265)	(1,604)
Inventory and prepaid supplies	(1,163)	751
Accounts payable	(5,037)	18,314
Unearned revenue	(1)	(3,687)
Accrued expenses, salaries, wages, benefits and other liabilities	(3,782)	(11,696)
Pension and post-retirement balances	(6,582)	(7,412)
Other	(517)	(75)
NET CASH PROVIDED BY OPERATING ACTIVITIES	125,668	124,447
INVESTING ACTIVITIES:
Expenditures for property and equipment	(108,252)	(125,441)
Proceeds from property and equipment	76	44
Acquisitions and investments in businesses, net of cash acquired	—	(1,697)
NET CASH (USED IN) INVESTING ACTIVITIES	(108,176)	(127,094)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(90,100)	(124,065)
Proceeds from revolving credit facilities	40,000	140,000
Payments for financing costs	—	(151)
Withholding taxes paid for conversion of employee stock awards	(1,350)	(1,197)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(51,450)	14,587

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,958)	11,940
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	69,496	39,719
CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,538	$51,659

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$18,528	$16,582
Federal and state income taxes paid	$—	$123
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$61,460	$24,253
See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Air Transport Services Group, Inc. ("ATSG" and, together with its subsidiaries, the "Company," "we," "us," and "our") is a holding company whose subsidiaries lease aircraft and provide contracted airline operations as well as other support services mainly to the air transportation, e-commerce and package delivery industries.
ATSG's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of ATSG's airline subsidiaries as well as to non-affiliated airlines and other lessees. ATSG's airline subsidiaries, ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”) and Omni Air International, LLC ("OAI") each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company provides a combination of aircraft, crews, maintenance and insurance services for its customers' transportation network through crew, maintenance and insurance ("CMI") agreements and aircraft, crew, maintenance and insurance ("ACMI") agreements and through charter contracts in which aircraft fuel is also included.
In addition to its aircraft leasing and airline services, the Company offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers. These include aircraft maintenance and modification services, aircraft parts supply, equipment maintenance services and load transfer and package sorting services.
Basis of Presentation
The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with GAAP and such principles are applied on a basis consistent with the financial statements reflected in our 2021 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of the management, but actual results could differ materially from those estimates.
The accompanying unaudited condensed consolidated financial statements include the accounts of ATSG and its wholly-owned subsidiaries. Inter-company balances and transactions are eliminated. Investments in affiliates in which the Company has significant influence but does not exercise control are accounted for using the equity method of accounting. Under the equity method, the Company's share of the nonconsolidated affiliate's income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment.

Uncertainties
Beginning in late 2019, an outbreak of a coronavirus, COVID-19, was identified and has since spread globally, becoming a pandemic. During February 2020, the Company's revenues were disrupted when customers cancelled scheduled passenger flights and aircraft maintenance services and the Company began to incur additional costs, including expenses to protect employees. Additionally, the Company experienced disruptions to operations, such as shortages of personnel, parts shortages, maintenance delays, shortages of transportation and hotel accommodations for flight crews, facility closures and other supply chain related issues. The extent of the impact that the coronavirus pandemic will have on our future operations and financial results will depend on future developments, including: the duration, spread, severity and recurrence of the COVID-19 variants; vaccination rates, the effectiveness of vaccines, the duration and scope of government orders and local restrictions as well as the extent of the impact of the pandemic on overall economic conditions.
In February 2022, war started in Ukraine, intensifying geopolitical pressures worldwide. While the Company's operations have not been detrimentally impacted, additional supply chain disruptions and inflationary pressures could have an impact on overall economic conditions, as well as the Company's operations and financial results.
Accounting Standards Updates
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). This new standard removes the separation models for convertible debt with cash conversion or beneficial conversion features. It eliminates the "treasury stock" method for convertible instruments and requires application of the “if-converted” method for certain agreements. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective approach which resulted in the following adjustments:

(in thousands)	December 31, 2021	Adoption of ASU 2020-06	January 1, 2022
Balance Sheet line item:
Principal value	$(258,750)	$—	$(258,750)
Unamortized issuance cost	$2,889	$—	$2,889
Unamortized discount	$24,215	$(24,215)	$—
Convertible Debt	$(231,646)	$(24,215)	$(255,861)
Net deferred tax liability	$(217,291)	$5,527	$(211,764)
Additional paid-in capital	$(1,074,286)	$39,559	$(1,034,727)
Retained earnings	$(309,430)	$(20,871)	$(330,301)

After adopting ASU 2020-06, the Company's Convertible Notes due 2024 (as defined and discussed in Note F) are reflected entirely as a liability as the embedded conversion feature is no longer separately presented within stockholders' equity, which also eliminated the non-cash discount. Accordingly, earnings no longer reflect the discount amortization expense which was $6.4 million of interest expense, net of income taxes during 2021. After giving effect for the adoption, the effective interest rate on the Convertible Notes is 1.5%.
ASU 2020-06 requires the application of the more dilutive if-converted method when calculating the impact of the Convertible Notes on earnings per diluted share. The adoption of ASU 2020-06 does not change the accounting treatment of shares to be delivered by the convertible note hedges (see Note F) purchased by the Company that are designed to offset the shares issued to settle its Convertible Notes, which are anti-dilutive and not reflected in earnings per diluted share.

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill by reportable segment are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2021	153,290	234,571	8,113	395,974
Carrying value as of March 31, 2022	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2021	$9,000	$100,151	$109,151
Amortization	—	(3,526)	(3,526)
Carrying value as of March 31, 2022	$9,000	$96,625	$105,625
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship and Supplemental Type Certificates ("STC") intangibles, over 4 to 17 remaining years.
Stock warrants issued to Amazon (see Note C) as an incentive for Amazon subsidiary ASI to lease aircraft from the Company are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligations and if probable of vesting at the time of issuance, and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2021	$102,913
Amortization	(5,798)
Carrying value as of March 31, 2022	$97,115
The Company has a 49% ownership in a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. In April of 2022 the Company acquired a 40% ownership interest in the joint-venture company GA Telesis Engine Services, LLC to provide engine tear-down services to harvest and sell engine parts. The Company accounts for its investment in these joint ventures under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates' operating results.
The carrying value of the joint ventures totaled $8.2 million and $10.3 million at March 31, 2022 and December 31, 2021, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the three month periods ending March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
Customer	Percentage of Revenue
DoD	28%	22%
Amazon	34%	35%
DHL	11%	14%
The accounts receivable from the Company's three largest customers as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Customer	Accounts Receivable
DoD	$59,130	$57,998
Amazon	82,648	68,429
DHL	11,350	9,111
DoD
The Company is a provider of cargo and passenger airlift services to the U. S. Department of Defense ("DoD"). The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes.
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of March 31, 2022, the Company leased 13 Boeing 767 freighter aircraft to DHL comprised of four Boeing 767-200 aircraft and nine Boeing 767-300 aircraft, with expirations between 2023 and 2028. In February 2022, the Company and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreements to operate aircraft through April 2028.
Amazon
The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services, Inc. ("LGSTX"). As of March 31, 2022, the Company leased 42 Boeing 767 freighter aircraft to ASI with lease expirations between 2023 and 2031.

Amazon Investment Agreement
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement on March 8, 2016 (the "2016 Investment Agreement") and a Stockholders Agreement on March 8, 2016. The 2016 Investment Agreement called for the Company to issue warrants in three tranches granting Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon the execution of the 2016 Investment Agreement and all of which are now fully vested, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, granted Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants vested on September 8, 2020, and granted Amazon the right to purchase an additional 0.5 million ATSG common shares to bring Amazon’s ownership, after the exercise in full of the three tranches of warrants, to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the 2016 Investment Agreement and after giving effect to the warrants granted. The exercise price of the 14.9 million warrants issued under the 2016 Investment Agreement was $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants were exercisable in accordance with their terms through March 8, 2021 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date).
On March 5, 2021, Amazon exercised warrants from the 2016 Investment Agreement for 865,548 shares of the Company's common stock through a cashless exercise by forfeiting 480,047 warrants from the 2016 Investment Agreement as payment. For the cashless exchange, ATSG shares were valued at $27.27 per share, its volume-weighted average price for the previous 30 trading days immediately preceding March 5, 2021. Also on March 5, 2021, Amazon notified the Company of its intent to exercise warrants from the 2016 Investment agreement for 13,562,897 shares of the Company's common stock by paying $132.0 million of cash to the Company. This exercise was contingent upon the approval of the DOT, and the expiration or termination of any applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. After receiving all required regulatory approvals and clearances, Amazon remitted the funds to the Company on May 7, 2021, and the Company issued the corresponding shares of common stock, completing the warrant exercise.
On December 22, 2018, the Company announced agreements with ASI to 1) lease and operate ten additional Boeing 767-300 aircraft, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years, and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all ten of the 767-300 aircraft in 2020. In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018 (the "2018 Investment Agreement"). Pursuant to the 2018 Investment Agreement, the Company issued Amazon warrants for 14.8 million ATSG common shares. This group of warrants will expire if not exercised within seven years from their issuance date, in December of 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The warrants have an exercise price of $21.53 per share.
On May 29, 2020, ASI agreed to lease 12 more Boeing 767-300 aircraft from the Company. The first of these leases began in the second quarter of 2020 with the remaining 11 leases commencing in 2021. All 12 of these aircraft leases were for 10-year terms. Pursuant to the 2018 Investment Agreement, as a result of leasing these 12 aircraft, Amazon was issued warrants for 7.0 million common shares, all of which have vested. These warrants will expire if not exercised by December 20, 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The exercise price of these warrants is $20.40 per share.

Issued and outstanding warrants are summarized below as of March 31, 2022:

		Common Shares in millions
	Exercise price	Vested	Non-Vested	Expiration

2018 Investment Agreement	$21.53	14.8	0.0	December 20, 2025
2018 Investment Agreement	$20.40	7.0	0.0	December 20, 2025

Additionally, Amazon can earn incremental warrants rights up to 2.9 million common shares under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted to Amazon for ASI’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease.
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
In accordance with the 2016 Investment Agreement, on September 8, 2020, the final number of shares issuable under the third tranche of warrants was determined to be 0.5 million common shares. As a result, under GAAP, the value of the entire warrant grant under the 2016 Investment Agreement was remeasured on September 8, 2020, and its fair value of $221 million was reclassified from balance sheet liabilities to paid-in-capital. In October 2020, upon the execution of the 10th and final aircraft lease of the December 2018 commitment, warrants for 14.8 million shares were remeasured on October 1, 2020, and their fair value of $154 million was reclassified from balance sheet liabilities to paid-in-capital. In December 2021, upon execution of the 12th and final aircraft lease of the May 2020 commitment, warrants for 7.0 million shares were remeasured on December 7, 2021, and their fair value of $82.4 million was reclassified from balance sheet liabilities to paid-in-capital.
As of March 31, 2022 and December 31, 2021, the Company's liabilities reflected warrants from the 2018 Amazon agreements having a fair value of $1.0 million and $0.9 million, respectively. During the three months ended March 31, 2022 and 2021 the re-measurements of warrants to fair value resulted in net non-operating losses of $0.1 million and gains of $6.9 million before the effect of income taxes, respectively.
The Company's earnings in future periods will be impacted by the re-measurements of warrant fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.

NOTE D—FAIR VALUE MEASUREMENTS
The Company’s money market funds and interest rate swaps are reported on the Company’s consolidated balance sheets at fair values based on market values from comparable transactions. The fair value of the Company’s money market funds, Convertible Notes (as defined in Note F), convertible note hedges and interest rate swaps are based on observable inputs (Level 2) from comparable market transactions.
The fair value of the stock warrant obligations to Amazon resulting from aircraft leased to ASI were determined using a Black-Scholes pricing model which considers various assumptions, including the Company’s common stock price, the volatility of the Company’s common stock, the expected dividend yield, exercise price and the risk-free interest rate (Level 2 inputs). The fair value of the stock warrant obligations for unvested stock warrants, conditionally granted to Amazon for the execution of incremental, future aircraft leases, include additional assumptions including the expected exercise prices and the probabilities that future leases will occur (Level 3 inputs).

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2022	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$22,048	$—	$22,048
Total Assets	$—	$22,048	$—	$22,048
Liabilities
Interest rate swap	$—	$(833)	$—	$(833)
Stock warrant obligations	—	—	(989)	(989)
Total Liabilities	$—	$(833)	$(989)	$(1,822)

As of December 31, 2021	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$30,042	$—	$30,042
Total Assets	$—	$30,042	$—	$30,042
Liabilities
Interest rate swap	$—	$(3,603)	$—	$(3,603)
Stock warrant obligations	—	—	(915)	(915)
Total Liabilities	$—	$(3,603)	$(915)	$(4,518)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $32.5 million more than the carrying value, which was $1,273.8 million at March 31, 2022. As of December 31, 2021, the fair value of the Company’s debt obligations was approximately $37.1 million less than the carrying value, which was $1,299.4 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Flight equipment	$3,364,376	$3,301,113
Ground equipment	66,759	64,641
Leasehold improvements, facilities and office equipment	39,090	38,769
Aircraft modifications and projects in progress	262,380	206,917
	3,732,605	3,611,440
Accumulated depreciation	(1,550,529)	(1,481,506)
Property and equipment, net	$2,182,076	$2,129,934
CAM owned aircraft with a carrying value of $1,416.7 million and $1,404.4 million that were under lease to external customers as of March 31, 2022 and 2021, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Revolving credit facility	$310,000	$360,000
Senior Notes	697,213	697,162
Convertible Notes	256,118	231,646
Other financing arrangements	10,456	10,555
Total debt obligations	1,273,787	1,299,363
Less: current portion	(631)	(628)
Total long term obligations, net	$1,273,156	$1,298,735
The Company is party to a syndicated credit agreement (as amended, the "Senior Credit Agreement") which includes the ability to execute term loans and a revolving credit facility. Prior to its amendment on April 6, 2021, the Senior Credit Agreement had a maturity date of November 2024 provided certain liquidity measures are maintained during 2024, an incremental accordion capacity based on debt ratios and a maximum revolver capacity of $600.0 million. The interest rate is a pricing premium added to LIBOR based upon the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement.
On April 6, 2021, the Company amended the Senior Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement: (i) temporarily increased the aggregate amount of the revolving credit facility from $600.0 million to $1 billion, and subsequently decreased the aggregate amount to $800.0 million on April 13, 2021, (ii) permitted increases of the revolving credit facility commitments and/or new tranches of term loans in an aggregate principal amount equal to the sum of $400 million plus the principal amount of indebtedness that could be incurred at the time of the increase that would not cause the Secured Leverage Ratio (as defined in the Amended Credit Agreement) to exceed 3.25 to 1.00 on a pro forma basis, (iii) modified the maturity date of the agreement from November 30, 2024, to April 6, 2026, with such extension of the maturity date being subject to (1) at the election of the lenders, five one-year extensions and (2) an earlier springing maturity date of July 12, 2024, if, on such date, (a) more than $75.0 million in aggregate principal amount of the Convertible Notes (as defined below) remain outstanding and (b) the Company has less than $375.0 million of liquidity at such time, (iv) removed the Collateral to Total Exposure Ratio (as defined in the Senior Credit Agreement) as a financial covenant, and (v) required the Company to repay the balance of all term loans outstanding at the time of the amendment.
On January 28, 2020, CAM completed a debt offering of $500.0 million in senior unsecured notes (together with the "Additional Notes" referred to below, the “Senior Notes”) that were guaranteed by ATSG and certain of its other subsidiaries. The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “1933 Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a fixed rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes mature on February 1, 2028. The Senior Notes contain customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. The net proceeds of $495.0 million from the Senior Notes were used to pay down the revolving credit facility. The Senior Notes do not require principal payments until maturity but prepayments are allowed without penalty beginning February 1, 2025.
As of March 31, 2022, the unused revolving credit facility available to the Company at the trailing twelve-month EBITDA level was $474.9 million with additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.
On April 13, 2021, CAM completed its offering of $200.0 million of additional notes ("Additional Notes") that were guaranteed by ATSG and certain of its subsidiaries. The Additional Notes are fully fungible with the Senior Notes, treated as a single class for all purposes under the indenture governing the Senior Notes with the same terms as those of the Senior Notes (other than issue date and issue price). The proceeds of $205.5 million, net of scheduled interest payable, were used, in conjunction with draws from the revolving credit facility to repay the unsubordinated term loans. Upon retirement of the unsubordinated term loans, the Company expensed debt issuance costs of $6.5 million related to the unsubordinated term loans.
The balance of the Senior Notes is net of debt issuance costs of $7.5 million and $7.8 million as of March 31, 2022 and December 31, 2021, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's debt-to-EBITDA ratio as March 31, 2022, the LIBOR based financing for the revolving credit facility bear variable interest rates of 1.47%.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain certain collateral coverage ratios set forth in the Senior Credit Agreement. The Senior Credit Agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under 3.50 to 1.0 and the secured debt to EBITDA ratio is under 3.0 to 1.0, after giving effect to the dividend or repurchase. The Senior Credit Agreement contains covenants, including a maximum permitted total EBITDA to debt ratio, a fixed charge covenant ratio requirement, and limitations on certain additional indebtedness and guarantees of indebtedness. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.
In September 2017, ATSG issued $258.8 million aggregate principal amount of 1.125% convertible senior notes due 2024 ("Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. The Convertible Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The Convertible Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables.
Conversion of the Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the Convertible Notes can require the Company to repurchase their notes at the cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest. The Company has the right to settle the Convertible Notes in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The initial conversion rate is 31.3475 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
The conversion feature of the Convertible Notes required bifurcation from the principal amount under the applicable accounting guidance. On January 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective approach as discussed in Note A which recombined the value of the previously bifurcated embedded feature with the convertible note and eliminated the discount. The carrying value of the Company's convertible debt is shown below.

	March 31,	December 31,
	2022	2021
Principal value, Convertible Notes, due 2024	$258,750	$258,750
Unamortized issuance costs	(2,632)	(2,889)
Unamortized discount	—	(24,215)
Convertible debt	$256,118	$231,646
In conjunction with the Convertible Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of the Company's shares of common stock (8.1 million shares) and same strike price ($31.90) that underlie the Convertible Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to the Company's common stock, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Convertible Notes. The Company's current intent and policy is to settle all Note conversions through a combination settlement which satisfies the principal amount of the Convertible Notes outstanding with cash.

NOTE G—DERIVATIVE INSTRUMENTS
The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (dollars in thousands):

		March 31, 2022		December 31, 2021
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
March 31, 2022	1.900%	$—	$—	$50,000	$(221)
March 31, 2022	1.950%	—	—	75,000	(341)
March 31, 2023	2.425%	131,250	(833)	133,125	(3,041)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net gains on derivatives of $2.8 million and $2.5 million for the three month periods ending March 31, 2022 and 2021, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

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
The three programs are structured in a substantially similar manner. These grants are not required to be repaid if the Company complies with the provisions of the payroll support program agreements under the CARES Act, the PSP Extension Law and the American Rescue Plan. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate. The Company recognized the grants as contra-expense during the periods in which passenger flight operations and combi flight operations levels were expected to be negatively impacted by the pandemic. During the three month period ended March 31, 2021, the Company recognized $28.0 million of the grants. The Company recognized all of the CARES Act funds by the end of 2021.
In conjunction with the payroll support program agreements under the CARES Act, OAI and ATI agreed on behalf of themselves and ABX to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020. Thereafter, OAI agreed as a condition of receiving grants under the PSP Extension Law and the American Rescue Plan to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021, and September 30, 2021, respectively. Under the CARES Act, OAI and ATI agreed to limit, on behalf of themselves and certain affiliates, executive compensation through March 24, 2022; maintain certain air transportation service through March 1, 2022 as may be required by the DOT pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the funds and comply with certain reporting requirements. OAI further agreed as a condition of receiving grants under the PSP Extension Law and thereafter the American Rescue Plan, to limit executive compensation through October 1, 2022 and April 1, 2023, respectively. In addition, the Company may not pay dividends or repurchase its shares through September 30, 2022.
Lease Commitments
The Company leases property, aircraft, aircraft engines and other types of equipment under operating leases. The Company's airlines operate seven freighter aircraft provided by customers and four passenger aircraft leased from external companies. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to six years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the three month period ending March 31, 2022 and 2021, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $2.9 million and $0.9 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at March 31, 2022 was 2.3% compared to 2.4% at December 31, 2021. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. The weighted-average remaining lease term is 3.6 years and 3.8 years as of March 31, 2022 and December 31, 2021, respectively.
For the three month periods ending March 31, 2022 and 2021, cash payments against operating lease liabilities were $5.2 million and $5.3 million, respectively. As of March 31, 2022, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2022	$15,330
2023	18,036
2024	14,453
2025	10,618
2026	4,954
2027 and beyond	173
Total undiscounted cash payments	63,564
Less: amount representing interest	(2,486)
Present value of future minimum lease payments	61,078
Less: current obligations under leases	18,840
Long-term lease obligation	$42,238
Purchase Commitments
The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of March 31, 2022, the Company owned twelve Boeing 767-300 aircraft and three Airbus A321-200 aircraft that were in or awaiting the modification process. As of March

31, 2022, the Company has agreements to purchase eleven more Boeing 767-300 passenger aircraft through 2024. As of March 31, 2022, the Company's commitments to acquire and convert aircraft totaled $364.7 million.
Guarantees and Indemnifications
Certain leases and agreements of the Company contain guarantees and indemnification obligations to the lessor, or one or more other parties, that are considered reasonable and customary (e.g. use, tax and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease or agreement.
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
Employees Under Collective Bargaining Agreements
As of March 31, 2022, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.6%
ATI	Air Line Pilots Association	9.2%
OAI	International Brotherhood of Teamsters	6.1%
ATI	Association of Flight Attendants	0.6%
OAI	Association of Flight Attendants	6.2%
The labor agreements with ATI 's flight crew members and Omni's flight crew members are amendable at this time. Under the Railway Labor Act, as amended, airline labor agreements do not expire, so the existing contract remains in effect throughout the negotiation process.

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
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2022	2021	2022	2021
Service cost	$—	$—	$19	$24
Interest cost	6,011	5,597	15	10
Expected return on plan assets	(11,738)	(11,875)	—	—
Amortization of net (gain) loss	313	1,764	11	47
Net periodic benefit cost (income)	$(5,414)	$(4,514)	$45	$81
During the three month period ending March 31, 2022, the Company contributed $0.8 million to the pension plans. The Company expects to contribute an additional $0.5 million during the remainder of 2022.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2022 have been estimated utilizing a rate of 23.4% based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period.
As a result of these differences in which expenses and benefits for tax purposes are different than required by GAAP, the Company's effective tax rate for the first three months of 2022 was 23.5%. The final effective tax rate for the year 2022 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes until 2025 or later. The Company may, prior to such time, be required to pay some federal tax due to loss carryforward usage limitations and certain state and local income taxes.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three month periods ending March 31, 2022 and 2021 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of January 1, 2021	$(78,093)	$(549)	$(14)	$(78,656)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,764	47	—	1,811
Income Tax (Expense) or Benefit	(402)	(11)	—	(413)
Other comprehensive income (loss), net of tax	1,362	36	—	1,398
Balance as of March 31, 2021	$(76,731)	$(513)	$(14)	$(77,258)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of January 1, 2022	$(61,831)	$(229)	$(20)	$(62,080)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	313	11	—	324
Income Tax (Expense) or Benefit	(71)	(2)	—	(73)
Other comprehensive income (loss), net of tax	242	9	—	251
Balance as of March 31, 2022	$(61,589)	$(220)	$(20)	$(61,829)

NOTE L—STOCK-BASED COMPENSATION
ATSG's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by its stockholders in May 2005 and in May 2015. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested time-based restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the date of grant. Restrictions may lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into ATSG common stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into ATSG common stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into ATSG common stock based on the appreciation of the common stock price compared to the NASDAQ Transportation Index. Board members have been granted time-based restricted stock unit awards that vest after a period of twelve months. The Company expects to settle all of the stock unit awards by issuing new shares of ATSG common stock. The table below summarizes stock-based award activity.

	Three Months Ended
	March 31, 2022		March 31, 2021
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	978,188	$17.49	1,085,023	$17.14
Granted	285,867	35.45	274,606	26.65
Converted	(118,222)	24.69	(115,930)	25.55
Forfeited	(1,400)	22.22	—	—
Outstanding at end of period	1,144,433	$21.23	1,243,699	$18.46
Vested	362,594	$10.20	357,499	$9.26
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2022 was $33.84, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2022 was $46.20. The market condition awards granted in 2022 were valued using a Monte Carlo simulation technique based on daily stock prices over three years and using the following variables:

2022
Risk-free interest rate	2.5%
Volatility	38.3%
For the three months ended March 31, 2022 and 2021, the Company recorded expense of $1.7 million and $1.8 million, respectively, for stock incentive awards. At March 31, 2022, there was $15.2 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2022, none of the awards were convertible, 362,594 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in the issuance of up to 1,436,783 shares of ATSG common stock depending on service, performance and market results through December 31, 2024.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
On January 1, 2022 the Company adopted ASU 2020-06 as discussed in Note A. As a result, diluted earnings per share of common stock for the 2022 periods excludes interest charges related to the convertible debt and includes the number of shares that would have been converted at the beginning of the period under the "if-convert" method. The calculation of basic and diluted earnings per share of common stock are as follows (in thousands, except per share amounts):

	Three Months Ending
	March 31,
	2022	2021
Numerator:
Earnings from continuing operations - basic	$49,796	$42,290
Loss (gain) from stock warrants revaluation, net of tax	—	(5,355)
Convertible debt interest charge net of tax	760	—
Earnings from continuing operations - diluted	$50,556	$36,935

Denominator:
Weighted-average shares outstanding for basic earnings per share	73,888	59,447
Common equivalent shares:
Effect of stock-based compensation awards and warrants	6,745	15,297
Effect of convertible debt	8,111	—
Weighted-average shares outstanding assuming dilution	88,744	74,744
Basic earnings per share from continuing operations	$0.67	$0.71
Diluted earnings per share from continuing operations	$0.57	0.49
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 392,039 shares and 487,200 shares of restricted stock for 2022 and 2021, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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
In conjunction with the offering of the Convertible Notes (see note F), the Company also sold warrants for ATSG common stock, subject to customary anti-dilution adjustments. The amount received for these warrants and recorded in Stockholders' Equity in the Company’s consolidated balance sheets was $38.5 million. These warrants may result in 8.1 million additional shares of common stock, if ATSG's traded market price exceeds the strike price which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions.

NOTE N—SEGMENT AND REVENUE INFORMATION
The Company operates in two reportable segments - CAM and ACMI Services. The CAM segment consists of the Company's aircraft and engine leasing operations. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI, charter service and passenger service agreements that the Company has with its customers. The Company's aircraft maintenance services, aircraft modification services, ground services and other support services, are not large enough to constitute separate reportable segments and are combined in All other. Intersegment revenues are valued at arms-length market rates.

The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ending
	March 31,
	2022	2021
Total revenues:
CAM	$106,905	$83,277
ACMI Services	330,090	247,131
All other	102,535	93,698
Eliminate inter-segment revenues	(53,670)	(48,018)
Total	$485,860	$376,088
Customer revenues:
CAM	$76,691	$60,800
ACMI Services	330,084	247,126
All other	79,085	68,162
Total	$485,860	$376,088
The Company's external customer revenues from other activities for the three month periods ending March 31, 2022 and 2021 are presented below (in thousands):

	Three Months Ending
	March 31,
	2022	2021
Aircraft maintenance, modifications and part sales	$37,540	$34,048
Ground services	25,101	23,460
Other, including aviation fuel sales	16,444	10,654
Total customer revenues	$79,085	$68,162
During the three month periods ending March 31, 2022 and 2021, the Company recognized $3.5 million and $2.7 million of non lease revenue that was reported as deferred revenue at the beginning of the respective year. Current deferred revenue of $10.0 million and $8.3 million as of March 31, 2022 and December 31, 2021, respectively, for contracts with customers is derived from other activities as described above. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $0.0 million and $0.8 million as of March 31, 2022 and December 31, 2021, respectively.
CAM's leases do not contain residual guarantees. Approximately 13% of CAM's leases to external customers contain purchase options at projected market values. As of March 31, 2022, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $200.8 million for the remainder of 2022, $229.6 million, $179.6 million, $167.7 million and $149.6 million for the next 4 years ending December 31, 2026, respectively, and $343.3 million thereafter. CAM's external customer revenues for non-lease activities were $9.9 million and $2.4 million during the first three months of 2022 and 2021 respectively for engine services and the sale of spare engine parts.

The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ending
	March 31,
	2022	2021
Depreciation and amortization expense:
CAM	$56,291	$46,995
ACMI Services	25,190	22,981
All other	590	1,075
Total	$82,071	$71,051
Interest expense
CAM	7,705	9,226
ACMI Services	3,378	4,523
Segment earnings (loss):
CAM	$34,995	$21,462
ACMI Services	22,165	21,259
All other	1,551	389
Net unallocated interest expense	(307)	(754)
Net gain (loss) on financial instruments	2,696	9,472
Other non-service components of retiree benefit costs, net	5,388	4,457
Loss from non-consolidated affiliate	(1,403)	(1,183)
Pre-tax earnings from continuing operations	$65,085	$55,102
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	March 31,	December 31,
	2022	2021
Assets:
CAM	$2,260,674	$2,218,012
ACMI Services	849,478	872,311
All other	176,777	177,012
Total	$3,286,929	$3,267,335
During the first three months of 2022, the Company had capital expenditures for property and equipment of $22.4 million and $85.0 million for the ACMI Services and CAM, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") has been prepared with reference to the historical financial condition and results of operations of Air Transport Services Group, Inc., and its subsidiaries. Air Transport Services Group, Inc. and its subsidiaries may hereinafter individually and collectively be referred to as "the Company", "we", "our", or "us" from time to time. The MD&A describes the principal factors affecting our results of operations, financial condition, cash flow, liquidity and capital resources. The MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and the audited consolidated financial statements and related notes prepared in accordance with GAAP contained in our 2021 Form 10-K.

BACKGROUND
We lease aircraft and provide airline operations, aircraft modification and maintenance services, ground services, and other support services to the air transportation and logistics industries. Through ATSG's subsidiaries, we offer a range of complementary services to delivery companies, freight forwarders, e-commerce operators, airlines and government customers. Our principal subsidiaries include our aircraft leasing company (CAM) and three independently certificated airlines (ABX, ATI and OAI).
We have two reportable operating segments:
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
Our other business operations, which primarily provide support services to the transportation industry, include providing aircraft maintenance and modification services to customers, cargo load transfer and sorting services as well as related equipment maintenance services. These operations do not constitute separate reportable segments.
At March 31, 2022, we owned 108 Boeing aircraft that were in revenue service. We also owned twelve Boeing 767-300 aircraft and three Airbus 321-200 aircraft either already undergoing or awaiting induction into the freighter conversion process at March 31, 2022. In addition to these aircraft, we leased four passenger aircraft from third parties and operated seven freighter aircraft provided by customers for whom we provide services under CMI agreements.
Due to the strong demand for medium widebody and narrow body freighters and as part of our continued growth strategy to expand and diversify our fleet, during 2021 we secured additional aircraft conversion slots over the next few years. We continue to work closely with Israel Aerospace Industries and forged new conversion relationships with Boeing and Elbe Flugzeugwerke (“EFW”). Further, we perform our own conversions of the Airbus A321 aircraft through a joint venture arrangement.
Customers
Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL.
Revenues from our commercial arrangements with ASI comprised approximately 34% and 35% of our consolidated revenues during the three month periods ended March 31, 2022 and 2021 respectively. As of March 31, 2022, we leased 42 Boeing 767 freighter aircraft to ASI with lease expirations between 2023 and 2031 and we operate those aircraft for ASI. The aircraft lease terms typically range from 5 to 10 years. We operate five other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.

DHL comprised 11% and 14% of our consolidated revenues during the three month periods ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we leased 13 Boeing 767 freighter aircraft to DHL comprised of four Boeing 767-200 aircraft and nine Boeing 767-300 aircraft, with expirations between 2023 and 2028. Eight of the 13 Boeing 767 aircraft were being operated by the Company's airlines for DHL. Additionally we operated two Boeing 767 aircraft that were provided by DHL. In February 2022, the Company and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreement with DHL for ABX to operate aircraft through April 2028. The CMI agreement was expanded to include two additional 767 freighters.
The DoD comprised 28% and 22% of our consolidated revenues during the three month periods ended March 31, 2022 and 2021 respectively, derived primarily from operating passenger and combi charter flights. We utilize our fleet of fifteen passenger aircraft to operate troop movement flights for the DoD. We also operate our four combi aircraft for the DoD, which are capable of simultaneously carrying cargo and passengers on the main deck. We have been providing services to the DoD since the 1990’s, typically under one year agreements.

RESULTS OF OPERATIONS
Revenue and Earnings Summary
External customer revenues from continuing operations increased by $109.8 million, or 29%, to $485.9 million during the first three months of 2022 compared to the same period in 2021. Customer revenues increased in 2022 across all lines of business but particularly for contracted airline services, charter flights, aircraft leasing and aviation fuel sales, compared to the previous year's period. Nine additional aircraft have been placed on customer leases since April 1, 2021. An increase in block hours for DoD troop movements resulted in a significant increase in ACMI Services revenue compared to the prior year's period.
Consolidated net earnings from continuing operations were $49.8 million for the three month period ended March 31, 2022 compared to $42.3 million for the corresponding period of 2021. The pre-tax earnings from continuing operations were $65.1 million for the three month period ended March 31, 2022 compared to $55.1 million for the corresponding period of 2021. Earnings were affected by the following specific events and certain adjustments that do not directly reflect our underlying operations among the periods presented.
•Pre-tax earnings from continuing operations included net gains of $2.7 million and net losses of $9.5 million for the three month periods ended March 31, 2022 and 2021, respectively, for the re-measurement of financial instruments, including warrant obligations granted to Amazon.
•Pre-tax earnings from continuing operations were also reduced by $5.8 million and $5.7 million for the three month periods ended March 31, 2022 and 2021, respectively, for the amortization of customer incentives given to Amazon in the form of warrants.
•Pre-tax earnings from continuing operations included gains of $5.4 million and $4.5 million for the three month periods ended March 31, 2022 and 2021 , respectively, for non-service components of retiree benefit plans.
•Pre-tax earnings from continuing operations included losses of $1.4 million and $1.2 million for the three month periods ended March 31, 2022 and 2021, respectively, for the Company's share of development costs and expense for a joint venture.
•During the three month period ended March 31, 2021, the Company recognized $28.0 million of government grants from the CARES Act, PSP Extension Law and the American Rescue Plan.
After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $64.2 million for the three month period ended March 31, 2022 compared to $20.0 million for the corresponding period of 2021. Improved results of $44.2 million were driven by additional aircraft leases to external customers, an increase in the number of freighter aircraft we operate and more passenger block hours for the DoD compared to the previous year's quarter.

A summary of our revenues and pre-tax earnings from continuing operations as well as a reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$111,935	$88,229
Lease incentive amortization	(5,030)	(4,952)
Total CAM	106,905	83,277
ACMI Services	330,090	247,131
Other Activities	102,535	93,698
Total Revenues	539,530	424,106
Eliminate internal revenues	(53,670)	(48,018)
Customer Revenues	$485,860	$376,088

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$34,995	$21,462
ACMI Services, inclusive of government grants and interest expense	22,165	21,259
Other Activities	1,551	389
Net unallocated interest expense	(307)	(754)
Net financial instrument re-measurement gain	2,696	9,472
Other non-service components of retiree benefits costs, net	5,388	4,457
Loss from non-consolidated affiliate	(1,403)	(1,183)
Pre-Tax Earnings from Continuing Operations	65,085	55,102
Add other non-service components of retiree benefit costs, net	(5,388)	(4,457)
Less government grants	—	(28,030)
Add charges for non-consolidated affiliates	1,403	1,183
Add lease incentive amortization	5,798	5,699
Add net gain on financial instruments	(2,696)	(9,472)
Adjusted Pre-Tax Earnings from Continuing Operations	$64,202	$20,025
Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings from continuing operations excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments including warrants issued to Amazon; (iii) customer incentive amortization; and (iv) the start-up costs and expenses of a non-consolidated joint venture. We exclude these items from adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. We also excluded the recognition of government grants from adjusted earnings to improve comparability between periods. Management uses adjusted pre-tax earnings from continuing operations to compare the performance of core operating results between periods. Presenting this measure provides management and investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings from continuing operations should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
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
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of March 31, 2022 and December 31, 2021. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At March 31, 2022, we owned twelve Boeing 767-300 aircraft and three Airbus A321-200 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first three months of 2022 is summarized below:
•CAM completed the modification of one Boeing 767-300 freighter aircraft purchased in the previous year. The aircraft is leased to an external customer under a multi-year lease.
•CAM purchased one Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. This aircraft is expected to be leased to an external customer during 2023.
•CAM purchased two Airbus A321-200 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2022.
•ATI began to operate one customer-provided Boeing 767-300 freighter aircraft.

	March 31, 2022			December 31, 2021
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	5	26	31	5	26	31
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	2	60	62	2	59	61
Boeing 767-300 Passenger	6	—	6	6	—	6
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4
Total	22	86	108	22	85	107
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2
Boeing 767-300 Freighter	5	—	5	4	—	4
Total	11	—	11	10	—	10
Other aircraft
Owned Boeing 767-300 under modification	—	12	12	—	12	12
Owned Airbus A321-200 under modification	—	3	3	—	1	1
Owned Boeing 767 available or staging for lease	—	1	1	—	1	1
As of March 31, 2022, ABX, ATI and OAI were leasing 22 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 26 externally leased Boeing 767-200 freighter aircraft, 12 were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX, three were leased to DHL and were being operated by a DHL-affiliated airline and ten were leased to other external customers. Of the 60 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ATI, seven were leased to DHL and operated by ABX, two were leased to DHL and are being operated by a DHL-affiliated airline and 21 were leased to other external customers. The carrying values of the total in-service fleet as of March 31, 2022 and December 31, 2021 were $1,698.3 million and $1,693.0 million, respectively.
CAM Segment
CAM added nine Boeing 767-300 freighter aircraft to its portfolio since April 1, 2021 and grew its revenues by $23.6 million during the first quarter of 2022 compared to the first quarter of 2021.
As of March 31, 2022 and 2021, CAM had 86 and 75 aircraft under lease to external customers, respectively. Revenues from external customers totaled $76.7 million and $60.8 million for the first quarter of 2022 and 2021, respectively. Since April 1, 2021, CAM placed eleven Boeing 767-300 aircraft with external customers under long-term leases. Additionally, in October of 2021, CAM began to offer engine power coverage to lessees of CAM's General Electric powered Boeing 767-200 aircraft. Under this service, CAM is responsible for providing and maintaining engines for its lease customers as needed through a pool of engines. Revenues from external customers increased $6.3 million during the first quarter of 2022 for this service. CAM's revenues from the Company's airlines totaled $30.2 million during the first quarter of 2022, compared to $22.5 million for 2021.
CAM's pre-tax earnings from continuing operations, inclusive of internally allocated interest expense, were $35.0 million and $21.5 million during the first quarter of 2022 and 2021, respectively. Increased pre-tax earnings reflect the nine aircraft placed into service since April 1, 2021 and a $1.5 million decrease in internally allocated interest expense due to lower company-wide interest expense, offset by a $9.3 million increase in depreciation expense driven by the addition of aircraft.
In addition to the 12 Boeing 767-300 aircraft and three Airbus A321-200 aircraft which were in the modification process at March 31, 2022, CAM has agreements to purchase eleven more Boeing 767-300 aircraft during 2022 and 2023. CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the timeframes required by customers. During 2022, we expect to lease to external customers at least eight more newly modified Boeing 767-300 freighters, two newly modified Airbus A321-200 freighters and re-deploy one Boeing 767-200 freighter. CAM's future operating results will also depend on the timing and lease rates under which aircraft are redeployed when leases expire. Additionally, CAM's future operating results from engine power services will depend upon engine cycles operated, the number of engine overhauls and the severity of unscheduled maintenance events.
ACMI Services
Total revenues from ACMI Services increased $83.0 million during the first quarter of 2022 compared with corresponding period of 2021 to $330.1 million. Improved revenues for 2022 were driven by a 42% increase in block hours flown for DoD troop movements particularly to Europe, as well as ten additional freighter aircraft added to operations compared to the first quarter of 2021, including five more customer-provided aircraft that are not owned by CAM. Overall customer block hours increased 21% for the three month period ended March 31, 2022 compared to the corresponding period in 2021, with increases in block hours flown for DHL and Amazon. As of March 31, 2022 and 2021, ACMI Services included 83 and 73 in-service aircraft, respectively.
ACMI Services had pre-tax earnings of $22.2 million for the three month period ended March 31, 2022, compared to $21.3 million for 2021 inclusive of internally allocated interest expense and the recognition of pandemic-related government grants of $28.0 million. Pre-tax earnings, excluding the recognition of government grants, improved $28.9 million compared to the first quarter of 2021. Improved earnings were a result of the increased number of aircraft in operations and more block hours flown during the first quarter of 2022 compared to 2021. While employee salaries and wages, contract labor, and travel expenses all increased relative to the prior year period, the additional operating volumes drove earnings higher. Internally allocated interest expense decreased to $3.4 million for the first quarter of 2022 compared to $4.5 million for 2021.
Maintaining profitability in ACMI Services will depend on a number of factors, including the impact of COVID-19 outbreaks, customer flight schedules, crew member productivity and pay, rising employee wages and benefits, aircraft maintenance schedules and the number of aircraft we operate. Recruiting, training and retaining employees and contractors are important factors to our success. Severe disruptions or shortages of qualified employees could have a detrimental impact on our financial results.
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
External customer revenues from all other activities increased $10.9 million in the first quarter of 2022 compared to the corresponding period of 2021, due to fuel sales, up $5.8 million, and broad increases across most maintenance and ground services offerings. As a result, pre-tax earnings from other activities increased by $1.2 million for the first three months of 2022 compared to the same period last year.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $19.7 million or 14% during the first quarter of 2022 compared to 2021. While the number of total employees is similar for the periods, salaries and wages have been impacted by higher wage rates, benefit costs and employee termination rates.
Depreciation and amortization expense increased $11.0 million during the quarter ended March 31, 2022 compared to 2021. The increase reflects incremental depreciation for nine additional aircraft as well as additional depreciation expense for engines that are now being serviced and maintained by CAM under engine power coverage arrangements. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.
Maintenance, materials and repairs expense decreased by $6.3 million during the quarter ended March 31, 2022, compared to the corresponding period of 2021. Maintenance expense for the first quarter of 2021 included $9.5 million for an engine power-by-the-cycle agreement that expired in September 2021. We are now maintaining these engines through time and material agreements with engine maintenance providers to replace the expired power-by-the-cycle agreement. The remaining increase in expense was driven by increased flight operations for the DoD and our customers' express cargo networks and by additional scheduled airframe checks. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $29.9 million during the quarter ended March 31, 2022, compared to the corresponding period of 2021. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. Fuel expense increased due to the additional block hours for the DoD and due to increases in the price per gallon of aviation fuel compared to the previous year. Aviation fuel rates increased approximately 40% per gallon for the comparative period.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $3.5 million for the first quarter of 2022 compared to the corresponding period for 2021. The increases were driven primarily by the increased flying volume.
Travel expense increased by $5.8 million for the first quarter 2022 compared to the corresponding period of 2021. In addition to increased flying volumes, travel expense increased due to higher airfares and hotels rates compared to a year ago.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.5 million for the first quarter of 2022 compared to 2021, driven by increased flying volumes for our customers' express cargo networks.

Other operating expenses increased by $3.4 million for the first quarter of 2022 compared to 2021. Other operating expenses include professional fees, employee training, utilities, commission expense to our CRAF team for DoD revenues and other expenses.
Operating results included a pre-tax expense credit of $28.0 million for the first quarter of 2021 to recognize grants received from the U.S. government under the CARES Act, PSP Extension Law and the American Rescue Plan. For additional information about these grants, see Note H of the unaudited condensed consolidated financial statements included in this report.
Non Operating Income, Adjustments and Expenses
Interest expense decreased by $3.1 million for the the first quarter of 2022 compared to the corresponding period for 2021. Interest expense decreased due to lower interest rates on our borrowings under the Senior Credit Agreement and lower average debt balances outstanding during the period.
The Company recorded unrealized pre-tax gains on financial instrument re-measurements of $2.7 million during the three month period ended March 31, 2022, compared to a pre-tax gain of $9.5 million for 2021. The gains include the results of re-valuing, as of March 31, 2022 and 2021, the fair value of the stock warrants granted to Amazon as well as interest rate derivatives that we hold. The warrant values generally increase or decrease with corresponding increases or decreases in the ATSG share price during the measurement period. Additionally, the value of certain warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the probability of warrants vesting results in higher liabilities and losses. (See Note C for additional information about the Amazon warrants.) The pre-tax gain for the first quarter of 2022 was primarily a result of the impact of higher market interest rates on the interest rate derivatives that we held. (See Note G for additional information about the interest rate derivatives.)
Non service components of retiree benefits were a net gain of $5.4 million for the first quarter of 2022 compared to $4.5 million for 2021. The non service component gain and losses of retiree benefits are determined by actuaries and include the amortization of unrecognized gains and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2022 have been estimated utilizing a 23% rate based upon year-to-date income projected results for the full year. The recognition of discrete tax items such as the conversion of employee stock awards, officer's compensation, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective rate from continuing operations for the three month period ended March 31, 2022 was 23.5%. The effective tax rate is affected by the discrete tax items in which expense and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurement, incentive amortizations and the other adjustments for adjusted pre-tax earnings from continuing operations (see items in the table above) was 23.5% for the three month period ended March 31, 2022. The effective tax rate before including the effects of the warrants was 24% for the three month period ended March 31, 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $125.7 million and $124.4 million for the three month periods ended March 31, 2022 and 2021, respectively. Cash flows from operating activities included $0 and $37.4 million from government payroll support programs during 2022 and 2021, respectively. Improved cash flows generated from operating activities for the first quarter of 2022 included additional aircraft leases to customers and increased operating levels under the ACMI Services segment. Cash outlays for pension contributions were $0.8 million and $1.1 million for the first three months of 2022 and 2021, respectively.

Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $108.3 million and $125.4 million in the first three months of 2022 and 2021, respectively. Capital expenditures in 2022 included $71.9 million for the acquisition of one Boeing 767-300 aircraft, two Airbus A321-200 aircraft and freighter modification costs; $31.9 million for required heavy maintenance; and $4.5 million for other equipment. Capital expenditures in the first quarter of 2021 included $84.7 million for the acquisition of four Boeing 767-300 aircraft and freighter modification costs; $37.3 million for required heavy maintenance; and $3.4 million for other equipment.
During the first three months of 2021, we contributed $1.7 million for entry and subsequent contributions into a joint-venture to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft.
Net cash used in financing activities was $51.5 million for the three months ended March 31, 2022 and net cash provided by financing activities was $14.6 million for the corresponding period in 2021. During the first three months of 2022, we made debt payments of $90.1 million and we drew $40.0 million from the revolving credit facility. During the first three months of 2021, we made debt principal payments of $124.1 million and we drew $140.0 million from the revolving credit facility.
Commitments
As of March 31, 2022, the Company had 15 aircraft that were in or awaiting modification to a freighter configuration. Additionally, we placed non-refundable deposits and have agreements to purchase 11 more Boeing 767-300 passenger aircraft through 2023. We expect to purchase additional aircraft for modification in 2022 and 2023. The Company outsources a significant portion of the aircraft freighter modification process to non-affiliated third parties. The modification primarily consists of the installation of a standard cargo door and loading system. We estimate that total capital expenditures for 2022 will total approximately $590 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes.
Liquidity
At March 31, 2022, the Company had $35.5 million of cash balances and $474.9 million available from the unused portion of the revolving credit facility under its Senior Credit Agreement as described in Note F of the accompanying financial statements. We expect our operations to continue to generate significant net cash in-flows after deducting required spending of approximately $200 million for heavy maintenance and other sustaining capital expenditures during the year 2022. To expand our fleet we estimate that capital expenditures for aircraft purchases and freighter modifications will total $390 million for 2022. We believe that the Company's current cash balance, forecasted cash flows provided from its customer leases and operating agreements, combined with its Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months.
Continued global disruptions in the supply chains and labor shortages may delay aircraft modification projects, pushing contractual obligations into later periods and could have an impact on the projected amount of capital expenditures.

CRITICAL ACCOUNTING ESTIMATES
The MD&A and certain other disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. In certain cases, there are alternative policies or estimation techniques which could be applied. On an ongoing basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed by management to be reasonable under the circumstances. Those factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. By their nature, these judgments are subject to uncertainty. Actual results may differ from these estimates under different assumptions or conditions.
For information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note A "SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES" in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Except as provided in Note A, our critical accounting policies and estimates have not changed materially from those disclosed in our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk for changes in interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with its customers.
Market risks have not materially changed from those disclosed in Item 7A of the Company's 2021 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There were no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal quarter ended March 31, 2022 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affects its condition or results of operations. Many of these risks are disclosed in Item 1A of the Company's 2021 Form 10-K. In addition to the risks previously disclosed, the recent outbreak of war in Ukraine and the emergence of COVID-19 variants in China and other countries may result in further supply chain disruptions and inflationary pressure on our costs beyond the levels we have recently experienced.
Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors of ATSG authorized the repurchase of up to $50.0 million of ATSG's outstanding common stock. In May 2016, the Board of Directors amended the Company's common stock repurchase program to increase the maximum repurchase amount from $50.0 million to $100.0 million. In February 2018, the Board of Directors increased the repurchase authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The authorization does not require the repurchase of a specific number of shares or establish a time frame for any repurchase and the Board of Directors may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the first quarter of 2022. As of March 31, 2022, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.
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

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2022

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 10, 2022	and Principal Accounting Officer)