Form 10-Q
period 2022-06-30
Air Transport Services Group, Inc.
filed 2022-08-09
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of August 9, 2022, there were 74,366,936 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$47,151	$69,496
Accounts receivable, net of allowance of $902 in 2022 and $742 in 2021	260,260	205,399
Inventory	54,005	49,204
Prepaid supplies and other	28,157	28,742
TOTAL CURRENT ASSETS	389,573	352,841
Property and equipment, net	2,270,656	2,129,934
Customer incentive	91,293	102,913
Goodwill and acquired intangibles	498,073	505,125
Operating lease assets	64,155	62,644
Other assets	145,800	113,878
TOTAL ASSETS	$3,459,550	$3,267,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$194,951	$174,237
Accrued salaries, wages and benefits	62,538	56,652
Accrued expenses	11,423	14,950
Current portion of debt obligations	634	628
Current portion of lease obligations	20,497	18,783
Unearned revenue and grants	38,293	47,381
TOTAL CURRENT LIABILITIES	328,336	312,631
Long term debt	1,358,842	1,298,735
Stock warrant obligations	851	915
Post-retirement obligations	20,375	21,337
Long term lease obligations	44,305	44,387
Other liabilities	53,596	49,662
Deferred income taxes	241,752	217,291
TOTAL LIABILITIES	2,048,057	1,944,958
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 74,369,138 and 74,142,183 shares issued and outstanding in 2022 and 2021, respectively	744	741
Additional paid-in capital	1,037,139	1,074,286
Retained earnings	435,189	309,430
Accumulated other comprehensive loss	(61,579)	(62,080)
TOTAL STOCKHOLDERS’ EQUITY	1,411,493	1,322,377
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,459,550	$3,267,335

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES	$509,668	$409,872	$995,528	$785,960
OPERATING EXPENSES
Salaries, wages and benefits	162,797	141,524	324,559	283,540
Depreciation and amortization	81,372	75,633	163,443	146,684
Maintenance, materials and repairs	39,407	45,913	75,116	87,920
Fuel	73,102	36,592	133,460	67,034
Contracted ground and aviation services	20,153	18,794	38,484	33,597
Travel	28,480	18,501	52,679	36,905
Landing and ramp	4,085	3,026	8,663	6,135
Rent	7,068	5,726	13,731	11,594
Insurance	2,326	3,068	4,878	6,204
Other operating expenses	20,361	14,750	40,204	31,173
Government grants	—	(38,274)	—	(66,304)
	439,151	325,253	855,217	644,482
OPERATING INCOME	70,517	84,619	140,311	141,478
OTHER INCOME (EXPENSE)
Interest income	15	9	24	28
Non-service component of retiree benefit (costs) gains	5,388	4,456	10,776	8,913
Debt issuance costs	—	(6,505)	—	(6,505)
Net gain on financial instruments	6,011	35,703	8,707	45,175
Gain (loss) from non-consolidated affiliates	(3,220)	965	(4,623)	(218)
Interest expense	(9,461)	(15,021)	(20,860)	(29,543)
	(1,267)	19,607	(5,976)	17,850

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	69,250	104,226	134,335	159,328
INCOME TAX EXPENSE	(15,040)	(24,357)	(30,329)	(37,169)
EARNINGS FROM CONTINUING OPERATIONS	54,210	79,869	104,006	122,159
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	882	65	882	65
NET EARNINGS	$55,092	$79,934	$104,888	$122,224

BASIC EARNINGS PER SHARE
Continuing operations	$0.73	$1.17	$1.41	$1.91
Discontinued operations	0.01	—	0.01	—
TOTAL BASIC EARNINGS PER SHARE	$0.74	$1.17	$1.42	$1.91

DILUTED EARNINGS PER SHARE
Continuing operations	$0.61	0.74	$1.18	$1.23
Discontinued operations	0.01	—	0.01	—
TOTAL DILUTED EARNINGS PER SHARE	$0.62	0.74	$1.19	$1.23

WEIGHTED AVERAGE SHARES
Basic	73,980	68,206	73,934	63,851
Diluted	89,449	72,964	89,098	73,849

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET EARNINGS	$55,092	$79,934	$104,888	$122,224
OTHER COMPREHENSIVE INCOME:
Defined Benefit Pension	241	1,362	483	2,724
Defined Benefit Post-Retirement	9	36	18	72

TOTAL COMPREHENSIVE INCOME, net of tax	$55,342	$81,332	$105,389	$125,020

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT MARCH 31, 2021	60,641,436	$606	$856,090	$120,300	$(77,258)	$899,738
Stock-based compensation plans
Grant of restricted stock	—	—	—			—
Withholdings of common shares, net of issuances	(1,518)	—	(39)			(39)
Conversion of warrants	13,562,897	136	131,831			131,967
Amortization of stock awards and restricted stock			1,729			1,729
Total comprehensive income				79,934	1,398	81,332
BALANCE AT JUNE 30, 2021	74,202,815	$742	$989,611	$200,234	$(75,860)	$1,114,727

BALANCE AT DECEMBER 31, 2020	59,560,036	$596	$855,547	$78,010	$(78,656)	$855,497
Stock-based compensation plans
Grant of restricted stock	122,100	1	(1)			—
Issuance of common shares, net of withholdings	92,234	1	(1,237)			(1,236)
Conversion of warrants	14,428,445	144	131,823			131,967
Amortization of stock awards and restricted stock			3,479			3,479
Total comprehensive income				122,224	2,796	125,020
BALANCE AT JUNE 30, 2021	74,202,815	$742	$989,611	$200,234	$(75,860)	$1,114,727

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, cont.
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT MARCH 31, 2022	74,337,226	$743	$1,035,029	$380,097	$(61,829)	$1,354,040
Stock-based compensation plans
Grant (return) of restricted stock	(1,200)	—	—			—
Issuance of common shares, net of withholdings	36,912	1	(90)			(89)
Forfeited restricted stock	(3,800)	—	—			—
Cumulative effect in change in accounting principle			—	—		—
Amortization of stock awards and restricted stock			2,200			2,200
Total comprehensive income				55,092	250	55,342
BALANCE AT JUNE 30, 2022	74,369,138	$744	$1,037,139	$435,189	$(61,579)	$1,411,493

BALANCE AT DECEMBER 31, 2021	74,142,183	$741	$1,074,286	$309,430	$(62,080)	1,322,377
Stock-based compensation plans
Grant of restricted stock	109,200	1	(1)			—
Issuance of common shares, net of withholdings	122,255	2	(1,441)			(1,439)
Forfeited restricted stock	(4,500)	—	—			—
Cumulative effect in change in accounting principle			(39,559)	20,871		(18,688)
Amortization of stock awards and restricted stock			3,854			3,854
Total comprehensive income				104,888	501	105,389
BALANCE AT JUNE 30, 2022	74,369,138	$744	$1,037,139	$435,189	$(61,579)	$1,411,493

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Net earnings from continuing operations	$104,006	122,159
Net earnings from discontinued operations	882	65
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	175,820	163,590
Pension and post-retirement	648	3,622
Deferred income taxes	29,840	36,613
Amortization of stock-based compensation	3,854	3,479
Loss from non-consolidated affiliates	4,623	218
Net (gain) loss on financial instruments	(8,707)	(45,175)
Debt issuance costs	—	6,505
Changes in assets and liabilities:
Accounts receivable	(54,861)	(22,688)
Inventory and prepaid supplies	(5,639)	5,107
Accounts payable	13,211	26,698
Unearned revenue	(9,660)	14,656
Accrued expenses, salaries, wages, benefits and other liabilities	10,439	6,306
Pension and post-retirement balances	(12,698)	(14,057)
Other	(1,549)	93
NET CASH PROVIDED BY OPERATING ACTIVITIES	250,209	307,191
INVESTING ACTIVITIES:
Expenditures for property and equipment	(294,210)	(300,249)
Proceeds from property and equipment	154	724
Investments in businesses	(16,545)	(2,482)
NET CASH (USED IN) INVESTING ACTIVITIES	(310,601)	(302,007)
FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	450,000	1,430,600
Principal payments on long term obligations	(295,310)	(1,725,919)
Repurchase of senior unsecured notes	(115,204)	—
Payments for financing costs	—	(2,806)
Proceeds from bond issuance	—	207,400
Proceeds from issuance of warrants	—	131,967
Withholding taxes paid for conversion of employee stock awards	(1,439)	(1,236)
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,047	40,006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,345)	45,190
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	69,496	39,719
CASH AND CASH EQUIVALENTS AT END OF YEAR	$47,151	$84,909

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$22,198	$20,112
Federal and state income taxes paid	$507	$1,227
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$51,228	$40,143
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
ATSG's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of ATSG's airline subsidiaries as well as to non-affiliated airlines and other lessees. ATSG's airline subsidiaries, ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”) and Omni Air International, LLC ("OAI") each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company provides a combination of aircraft, crews, maintenance and insurance services for its customers' transportation networks through crew, maintenance and insurance ("CMI") agreements and aircraft, crew, maintenance and insurance ("ACMI") agreements and through charter contracts in which aircraft fuel is also included.
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

Uncertainties
The Company has experienced disruptions to its operations, such as shortages of personnel, parts shortages, maintenance delays, shortages of transportation and hotel accommodations for flight crews, facility closures and other supply chain related issues as a result of the COVID-19 pandemic. The emergence of COVID-19 variants could result in reduced revenues, additional costs and supply chain delays for the Company. The extent of the impact that the coronavirus pandemic will have on our future operations and financial results will depend on future developments, including: the duration, spread, severity and recurrence of the COVID-19 variants; vaccination rates, the effectiveness of vaccines, the duration and scope of government orders and local restrictions as well as the extent of the impact of the pandemic on overall economic conditions.
In February 2022, war started in Ukraine, intensifying geopolitical pressures worldwide. While the Company's operations have not been detrimentally impacted directly, additional supply chain disruptions and inflationary pressures could have an impact on overall economic conditions, as well as the Company's operations and financial results.
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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill by reportable segment are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2021	153,290	234,571	8,113	395,974
Carrying value as of June 30, 2022	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2021	$9,000	$100,151	$109,151
Amortization	—	(7,052)	(7,052)
Carrying value as of June 30, 2022	$9,000	$93,099	$102,099
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

Lease
Incentive
Carrying value as of December 31, 2021	$102,913
Amortization	(11,620)
Carrying value as of June 30, 2022	$91,293
The Company has a 49% ownership in a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. In April of 2022, the Company acquired a 40% ownership interest in the joint-venture company GA Telesis Engine Services, LLC to provide engine tear-down services to harvest and sell engine parts. The Company accounts for its investment in these joint ventures under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates' operating results.
The carrying value of the joint ventures totaled $21.6 million and $10.3 million at June 30, 2022 and December 31, 2021, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the three and six month periods ending June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Customer	Percentage of Revenue		Percentage of Revenue
DoD	29%	25%	29%	24%
Amazon	34%	37%	34%	36%
DHL	13%	13%	12%	13%
The accounts receivable from the Company's three largest customers as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Customer	Accounts Receivable
DoD	$95,045	$57,998
Amazon	95,839	68,429
DHL	15,338	9,111
DoD
The Company is a provider of cargo and passenger airlift services to the U.S. Department of Defense ("DoD"). The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes.
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of June 30, 2022, the Company leased 15 Boeing 767 freighter aircraft to DHL comprised of four Boeing 767-200 aircraft and eleven Boeing 767-300 aircraft, with expirations between 2023 and 2029. In February 2022, the Company and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreements to operate aircraft through April 2028.
Amazon
The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services, Inc. ("LGSTX"). As of June 30,

2022, the Company leased 30 Boeing 767-300 and 12 Boeing 767-200 freighter aircraft to ASI with lease expirations between 2023 and 2031.
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

Issued and outstanding warrants are summarized below as of June 30, 2022:

		Common Shares in millions
	Exercise price	Vested	Non-Vested	Expiration

2018 Investment Agreement	$21.53	14.8	0.0	December 20, 2025
2018 Investment Agreement	$20.40	7.0	0.0	December 20, 2025

Additionally, Amazon can earn incremental warrants rights of up to 2.9 million common shares under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted to Amazon for ASI’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease.
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
As of June 30, 2022 and December 31, 2021, the Company's liabilities reflected warrants from the 2018 Amazon agreements having a fair value of $0.9 million and $0.9 million, respectively. During the three and six months ended June 30 , 2022 the re-measurements of warrants to fair value resulted in a gain of $0.1 million and $0.1 million before the effect of income taxes, respectively, compared to gains of $33.5 million and $40.4 million before the effect of income taxes, respectively, for the corresponding periods of 2021.
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
The fair value of the stock warrant obligations to Amazon resulting from aircraft leased to ASI were determined using a Black-Scholes pricing model which considers various assumptions, including the Company’s common stock price, the volatility of the Company’s common stock, the expected dividend yield, exercise price and the risk-free interest rate (Level 2 inputs). The fair value of the stock warrant obligations for unvested stock warrants, conditionally promised to Amazon for the execution of incremental, future aircraft leases, include additional assumptions including the expected exercise prices and the probabilities that future leases will occur (Level 3 inputs).
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2022	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$5,251	$—	$5,251
Interest rate swap	—	518	—	518
Total Assets	$—	$5,769	$—	$5,769
Liabilities
Stock warrant obligations	—	—	(851)	(851)
Total Liabilities	$—	$—	$(851)	$(851)

As of December 31, 2021	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$30,042	$—	$30,042
Total Assets	$—	$30,042	$—	$30,042
Liabilities
Interest rate swap	$—	$(3,603)	$—	$(3,603)
Stock warrant obligations	—	—	(915)	(915)
Total Liabilities	$—	$(3,603)	$(915)	$(4,518)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $25.6 million less than the carrying value, which was $1,359.5 million at June 30, 2022. As of December 31, 2021, the fair value of the Company’s debt obligations was approximately $37.1 million less than the carrying value, which was $1,299.4 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Flight equipment	$3,405,297	$3,301,113
Ground equipment	$68,565	64,641
Leasehold improvements, facilities and office equipment	$39,216	38,769
Aircraft modifications and projects in progress	$308,306	206,917
	$3,821,384	3,611,440
Accumulated depreciation	$(1,550,728)	(1,481,506)
Property and equipment, net	$2,270,656	$2,129,934
CAM owned aircraft with a carrying value of $1,471.7 million and $1,404.4 million that were under lease to external customers as of June 30, 2022 and December 31, 2021, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Revolving credit facility	$515,000	$360,000
Senior Notes	577,854	697,162
Convertible Notes	256,377	231,646
Other financing arrangements	10,245	10,555
Total debt obligations	1,359,476	1,299,363
Less: current portion	(634)	(628)
Total long term obligations, net	$1,358,842	$1,298,735
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
As of June 30, 2022, the unused revolving credit facility available to the Company at the trailing twelve-month EBITDA level was $269.7 million with additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.
On April 13, 2021, CAM completed its offering of $200.0 million of additional Senior Notes that were guaranteed by ATSG and certain of its subsidiaries. The additional Senior Notes are fully fungible with the original Senior Notes, treated as a single class for all purposes under the indenture governing all the Senior Notes with the same terms (other than issue date and issue price). The proceeds of $205.5 million, net of scheduled interest payable, were used, in conjunction with draws from the revolving credit facility to repay the unsubordinated term loans. Upon retirement of the unsubordinated term loans, the Company expensed debt issuance costs of $6.5 million related to the unsubordinated term loans.
During the three month period ended June 30, 2022, the Company repurchased Senior Notes having a principal value of $120.0 million in the open market at a 5.5% reducing the Senior Notes carrying value to $577.9 million. The Company recognized a net pre-tax gain of $4.5 million, net of fees which was recorded under net gain of financial instruments on the income statement during the corresponding period.
The balance of the Senior Notes is net of debt issuance costs of $5.9 million and $7.8 million as of June 30, 2022 and December 31, 2021, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's debt-to-EBITDA ratio as of June 30, 2022, the LIBOR based financing for the revolving credit facility bear variable interest rates of 2.62%.
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
Conversion of the Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the Convertible Notes can require the Company to repurchase their notes at the cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest. The Company has the right to settle the Convertible Notes in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The initial conversion rate is 31.35 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time.

The conversion feature of the Convertible Notes required bifurcation from the principal amount under the applicable accounting guidance. On January 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective approach as discussed in Note A which recombined the value of the previously bifurcated embedded feature with the convertible note and eliminated the discount. The carrying value of the Company's convertible debt is shown below (in thousands):

	June 30,	December 31,
	2022	2021
Principal value, Convertible Notes, due 2024	$258,750	$258,750
Unamortized issuance costs	(2,373)	(2,889)
Unamortized discount	—	(24,215)
Convertible debt	$256,377	$231,646
In conjunction with the Convertible Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of the Company's shares of common stock (8.1 million shares) and the same strike price ($31.90) that underlie the Convertible Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to the Company's common stock and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Convertible Notes. The Company's current intent and policy is to settle all Note conversions through a combination settlement which satisfies the principal amount of the Convertible Notes outstanding with cash.

NOTE G—DERIVATIVE INSTRUMENTS
The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (dollars in thousands):

		June 30, 2022		December 31, 2021
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
March 31, 2022	1.900%	$—	$—	$50,000	$(221)
March 31, 2022	1.950%	—	—	75,000	(341)
March 31, 2023	2.425%	129,375	518	133,125	(3,041)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net gains on derivatives of $1.4 million and $4.1 million for the three and six month periods ending June 30, 2022, respectively, compared to net gains of $2.3 million and $4.8 million for the corresponding periods of 2021. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

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

The three programs are structured in a substantially similar manner. These grants are not required to be repaid if the Company complies with the provisions of the payroll support program agreements under the CARES Act, the PSP Extension Law and the American Rescue Plan. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate. The Company recognized the grants as contra-expense during the periods in which passenger flight operations and combi flight operations levels were expected to be negatively impacted by the pandemic. During the three month and six month periods ended June 30 2021, the Company recognized $38.3 million and $66.3 million of the grants, respectively. The Company recognized all of the CARES Act funds by the end of 2021.
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
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the six month period ending June 30, 2022 and 2021, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $12.7 million and $5.9 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at June 30, 2022 was 2.3% compared to 2.4% at December 31, 2021. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. The weighted-average remaining lease term is 3.5 years and 3.8 years as of June 30, 2022 and December 31, 2021, respectively.

For the six month periods ending June 30, 2022 and 2021, cash payments against operating lease liabilities were $11.0 million and $10.7 million, respectively. As of June 30, 2022, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2022	$11,280
2023	20,381
2024	16,239
2025	12,233
2026	6,698
2027 and beyond	514
Total undiscounted cash payments	67,345
Less: amount representing interest	(2,543)
Present value of future minimum lease payments	64,802
Less: current obligations under leases	20,497
Long-term lease obligation	$44,305
Purchase Commitments
The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of June 30, 2022, the Company owned fourteen Boeing 767-300 aircraft and five Airbus A321-200 aircraft that were in or awaiting the modification process. As of June 30, 2022, the Company has agreements to purchase eleven more Boeing 767-300 passenger aircraft, four more Airbus A321 passenger aircraft and six Airbus A330 passenger aircraft through 2024. As of June 30, 2022, the Company's commitments to acquire and complete the conversion of these aircraft totaled $707.0 million, including estimated payments of $415.4 million through 2023 and the remaining payments through 2026. Actual conversion payments will be based on the achievement of process milestones.
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

Employees Under Collective Bargaining Agreements
As of June 30, 2022, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.8%
ATI	Air Line Pilots Association	9.7%
OAI	International Brotherhood of Teamsters	6.1%
ATI	Association of Flight Attendants	0.6%
OAI	Association of Flight Attendants	5.8%
The labor agreements with ATI 's flight crew members and Omni's flight crew members are amendable at this time. Under the Railway Labor Act, as amended, airline labor agreements do not expire, so the existing contract remains in effect throughout the negotiation process.
Subsequent Event
On August 7, 2022 the fire suppression system discharged at one of the Company's aircraft maintenance hangars in Wilmington, Ohio. The event impacted employees, three aircraft and equipment in and around the hangar at the time of discharge. The cause of the discharge is under investigation. The Company has insurance for workers' compensation claims as well as property and equipment losses, including insurance for customer property claims that may result from this incident. The Company also has business interruption insurance for the hangar operations. The Company expects that employee claims, property and equipment damage, customer claims and certain costs of business interruption will be covered by insurance, subject to customary deductibles and policy limits. The extent of the damage, losses, business disruption, and insurance recoveries is being evaluated and cannot be reasonably estimated at this time.

NOTE I—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Defined Benefit and Post-retirement Healthcare Plans
ABX sponsors a qualified defined benefit pension plan for ABX crewmembers and a qualified defined benefit pension plan for a portion of its other ABX employees that meet minimum eligibility requirements. ABX also sponsors non-qualified defined benefit pension plans for certain employees. These non-qualified plans are unfunded. Employees are no longer accruing benefits under any of the defined benefit pension plans. ABX also sponsors a post-retirement healthcare plan for its ABX crewmembers, which is unfunded. Benefits for covered individuals terminate upon reaching age 65 under the post-retirement healthcare plans.
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

ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$19	$24	—	—	38	48
Interest cost	6,011	5,597	15	10	12,022	11,194	30	20
Expected return on plan assets	(11,738)	(11,875)	—	—	(23,476)	(23,750)	—	—
Amortization of net (gain) loss	313	1,764	11	47	626	3,528	22	94
Net periodic benefit cost (income)	$(5,414)	$(4,514)	$45	$81	$(10,828)	$(9,028)	$90	$162
During the six month period ending June 30, 2022, the Company contributed $1.1 million to the pension plans. The Company expects to contribute an additional $0.2 million during the remainder of 2022.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2022 have been estimated utilizing a rate of 23% based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period. As a result, the Company's effective tax rate for the first six months of 2022 was 23%. The final effective tax rate for the year 2022 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, foreign earnings, executive compensation and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and six month periods ending June 30, 2022 and 2021 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2021	$(76,731)	$(513)	$(14)	$(77,258)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,764	47	—	1,811
Income Tax (Expense) or Benefit	(402)	(11)	—	(413)
Other comprehensive income (loss), net of tax	1,362	36	—	1,398
Balance as of June 30, 2021	$(75,369)	$(477)	$(14)	$(75,860)

Balance as of January 1, 2021	(78,093)	(549)	(14)	(78,656)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	3,528	94	—	3,622
Income Tax (Expense) or Benefit	(804)	(22)	—	(826)
Other comprehensive income (loss), net of tax	2,724	72	—	2,796
Balance as of June 30, 2021	(75,369)	(477)	(14)	(75,860)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2022	$(61,589)	$(220)	$(20)	$(61,829)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	313	11	—	324
Income Tax (Expense) or Benefit	(72)	(2)	—	(74)
Other comprehensive income (loss), net of tax	241	9	—	250
Balance as of June 30, 2022	$(61,348)	$(211)	$(20)	$(61,579)

Balance as of January 1, 2022
Other comprehensive income (loss) before reclassifications:	(61,831)	$(229)	(20)	(62,080)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	626	$22	—	648
Income Tax (Expense) or Benefit	(143)	$(4)	—	(147)
Other comprehensive income (loss), net of tax	483	$18	—	501
Balance as of June 30, 2022	(61,348)	$(211)	(20)	(61,579)

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

	Six Months Ended
	June 30, 2022		June 30, 2021
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	978,188	$17.49	1,085,023	$17.14
Granted	283,467	35.44	274,606	26.65
Converted	(170,560)	22.09	(120,830)	25.40
Expired	(3,000)	40.02	(1,200)	26.60
Forfeited	(9,000)	26.06	—	—
Outstanding at end of period	1,079,095	$21.34	1,237,599	$18.44
Vested	322,156	$9.76	357,499	$9.26
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
For the six month period ended June 30, 2022 and 2021, the Company recorded expense of $3.9 million and $3.5 million, respectively, for stock incentive awards. At June 30, 2022, there was $12.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of June 30, 2022, none of the awards were convertible, 322,156 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in the issuance of up to 1,365,445 shares of ATSG common stock depending on service, performance and market results through December 31, 2024.

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

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Earnings from continuing operations - basic	$54,210	$79,869	$104,006	$122,159
Loss (gain) from stock warrants revaluation, net of tax	(107)	(25,816)	(50)	(31,171)
Convertible debt interest charge net of tax	762	—	1,522	—
Earnings from continuing operations - diluted	$54,865	$54,053	$105,478	$90,988

Denominator:
Weighted-average shares outstanding for basic earnings per share	73,980	68,206	73,934	63,851
Common equivalent shares:
Effect of stock-based compensation awards and warrants	7,358	4,758	7,053	9,998
Effect of convertible debt	8,111	—	8,111	—
Weighted-average shares outstanding assuming dilution	89,449	72,964	89,098	73,849
Basic earnings per share from continuing operations	$0.73	$1.17	$1.41	$1.91
Diluted earnings per share from continuing operations	$0.61	0.74	$1.18	$1.23
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 375,139 shares and 482,300 shares of restricted stock for 2022 and 2021, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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

NOTE N—SEGMENT AND REVENUE INFORMATION
The Company operates in two reportable segments - CAM and ACMI Services. The CAM segment consists of the Company's aircraft and engine leasing operations. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI, charter service and passenger service agreements that the Company has with its customers. The Company's aircraft maintenance services, aircraft modification services, ground services and other support services, are not large enough to constitute separate reportable segments and are combined in "All other." Intersegment revenues are valued at arms-length market rates.

The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues:
CAM	$109,674	$88,594	$216,579	$171,871
ACMI Services	347,498	273,301	677,588	520,432
All other	107,879	97,236	210,414	190,934
Eliminate inter-segment revenues	(55,383)	(49,259)	(109,053)	(97,277)
Total	$509,668	$409,872	$995,528	$785,960
Customer revenues:
CAM	$80,800	$66,676	$157,491	$127,476
ACMI Services	347,477	273,295	677,562	520,422
All other	81,391	69,901	160,475	138,062
Total	$509,668	$409,872	$995,528	$785,960
The Company's external customer revenues from other activities for the three and six month periods ending June 30, 2022 and 2021 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2022
Aircraft maintenance, modifications and part sales	$34,622	$28,791	$72,161	$62,839
Ground services	26,970	29,022	52,071	52,482
Other, including aviation fuel sales	19,799	12,088	36,243	22,741
Total customer revenues	$81,391	$69,901	$160,475	$138,062
During the three and six month periods ending June 30, 2022, the Company respectively recognized $3.3 million and $3.9 million of non lease revenue that was reported in deferred revenue at the beginning of the respective period, compared to $1.0 million and $2.7 million in the respective corresponding periods of 2021. Current deferred revenue of $11.1 million and $8.3 million as of June 30, 2022 and December 31, 2021, respectively, for contracts with customers is derived from other activities as described above and CAM non lease revenues. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $0.0 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively.
CAM's leases do not contain residual guarantees. Approximately 12% of CAM's leases to external customers contain purchase options at projected market values. As of June 30, 2022, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $140.2 million for the remainder of 2022, $237.4 million, $187.4 million, $175.3 million and $157.2 million for the next 4 years ending December 31, 2026, respectively, and $361.9 million thereafter. CAM's external customer revenues for non-lease activities were $7.4 million and $17.3 million for the three and six month periods ending June 30, 2022, respectively, compared to $4.6 million and $7.0 million during the respective corresponding periods of 2021 for engine services and the sale of spare engine parts.

The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation and amortization expense:
CAM	$56,421	$50,012	$112,712	$97,007
ACMI Services	24,248	24,768	49,438	47,749
All other	703	853	1,293	1,928
Total	$81,372	$75,633	$163,443	$146,684
Interest expense
CAM	6,224	9,669	13,929	18,895
ACMI Services	2,648	4,473	6,026	8,996
Segment earnings (loss):
CAM	$39,617	$22,554	$74,612	$44,016
ACMI Services	21,837	44,762	44,002	66,021
All other	191	3,161	1,742	3,550
Net unallocated interest expense	(574)	(870)	(881)	(1,624)
Net gain (loss) on financial instruments	6,011	35,703	8,707	45,175
Debt issuance costs	—	(6,505)	—	(6,505)
Other non-service components of retiree benefit costs, net	5,388	4,456	10,776	8,913
Loss from non-consolidated affiliate	(3,220)	965	(4,623)	(218)
Pre-tax earnings from continuing operations	$69,250	$104,226	$134,335	$159,328
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	June 30,	December 31,
	2022	2021
Assets:
CAM	$2,365,718	$2,218,012
ACMI Services	967,950	872,311
All other	125,882	177,012
Total	$3,459,550	$3,267,335
During the first six months of 2022, the Company had capital expenditures for property and equipment of $47.6 million and $246.9 million for ACMI Services and CAM, respectively.

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
At June 30, 2022, we owned 110 Boeing aircraft that were in revenue service. We also owned fourteen Boeing 767-300 aircraft and five Airbus 321-200 aircraft either already undergoing or awaiting induction into the freighter conversion process at June 30, 2022. In addition to these aircraft, we leased four passenger aircraft from third parties and operated seven freighter aircraft provided by customers for whom we provide services under CMI agreements.
Due to the strong demand for medium widebody and narrow body freighters and as part of our continued growth strategy to expand and diversify our fleet, during 2021 we secured additional aircraft conversion slots over the next few years. We continue to work closely with Israel Aerospace Industries and have forged new conversion relationships with Boeing and Elbe Flugzeugwerke (“EFW”). Further, we perform our own conversions of the Airbus A321 aircraft through a joint venture arrangement.
Customers
Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL.
Revenues from our commercial arrangements with ASI comprised approximately 34% and 36% of our consolidated revenues during the six month periods ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we leased 42 Boeing 767 freighter aircraft to ASI with lease expirations between 2023 and 2031 and we operate those aircraft for ASI. The aircraft lease terms typically range from 5 to 10 years. We operate five other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.

DHL comprised 12% and 13% of our consolidated revenues during the six month periods ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we leased 15 Boeing 767 freighter aircraft to DHL comprised of four Boeing 767-200 aircraft and eleven Boeing 767-300 aircraft, with expirations between 2023 and 2029. Ten of the fifteen Boeing 767 aircraft were being operated by the Company's airlines for DHL. Additionally, we operated two Boeing 767 aircraft that were provided by DHL. In February 2022, the Company and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreement with DHL for ABX to operate aircraft through April 2028. The CMI agreement was subsequently expanded to include two additional 767 freighters.
The DoD comprised 29% and 24% of our consolidated revenues during the six month periods ended June 30, 2022 and 2021 respectively, derived primarily from operating passenger and combi charter flights. We utilize our fleet of fifteen passenger aircraft to operate troop movement flights for the DoD. We also operate our four combi aircraft for the DoD, which are capable of simultaneously carrying cargo and passengers on the main deck. We have been providing services to the DoD since the 1990’s, typically under one year agreements.

RESULTS OF OPERATIONS
Revenue and Earnings Summary
External customer revenues from continuing operations increased by $99.8 million, or 24%, to $509.7 million and $209.6 million, or 27%, to $995.5 million during the first three and six months of 2022 compared to the same periods in 2021. Customer revenues increased during the first six months of 2022 across all lines of business but particularly for contracted airline services, charter flights, aircraft leasing and aviation fuel sales, compared to the previous year's period. Eleven additional aircraft have been placed under customer leases since June 1, 2021. An increase in block hours for DoD troop movements resulted in a significant increase in ACMI Services revenue compared to the prior year's period.
Consolidated net earnings from continuing operations were $54.2 million and $104.0 million for the three and six month periods ended June 30, 2022, respectively, compared to $79.9 million and $122.2 million for the corresponding periods of 2021. The pre-tax earnings from continuing operations were $69.3 million and $134.3 million for the three and six month periods ended June 30, 2022, respectively, compared to $104.2 million and $159.3 million for the corresponding periods of 2021. Earnings were affected by the following specific events and certain adjustments that do not directly reflect our underlying operations among the periods presented.
•Pre-tax earnings from continuing operations included net gains of $6.0 million and $8.7 million for the three and six month periods ended June 30, 2022, respectively for gains related to the repurchase of debt as well as financial instrument valuations, including warrant obligations granted to Amazon. This compares to pre-tax net gains for remeasurement of financial instruments of $35.7 million and $45.2 million for the corresponding periods of 2021.
•Pre-tax earnings from continuing operations were reduced by $5.8 million and $11.6 million for the three and six month periods ended June 30, 2022, respectively, for the amortization of customer incentives given to Amazon in the form of warrants, compared to $5.8 million and $11.5 million for the corresponding periods of 2021.
•Pre-tax earnings from continuing operations included gains of $5.4 million and $10.8 million for the three and six month periods ended June 30, 2022, respectively, for non-service components of retiree benefit plans compared to net gains of $4.5 million and $8.9 million for the corresponding periods of 2021.
•Pre-tax earnings from continuing operations included losses of $3.2 million and $4.6 million for the three and six month periods ended June 30, 2022, respectively, for the Company's share of development costs and expense for a joint venture compared to a net gain of $1.0 million and a net loss of $0.2 million for the corresponding periods of 2021.
•Pre-tax earnings for the three and six month periods ended June 30, 2021 included a charge of $6.5 million to write-off debt issuance costs in conjunction with the restructuring of the Company's debt obligations.

•During the three and six months period ended June 30, 2021, the Company recognized $38.3 million and $66.3 million, respectively, of government grants from the CARES Act, PSP Extension Law and the American Rescue Plan.
After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $66.9 million and $131.1 million for the three and six month periods ended June 30, 2022, respectively, compared to $37.1 million and $57.2 million for the corresponding periods of 2021. Improved results were driven by additional aircraft leases to external customers, an increase in the number of freighter aircraft we operate and more passenger block hours for the DoD compared to the previous year's quarter.
A summary of our revenues and pre-tax earnings from continuing operations as well as a reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$114,703	$93,624	$226,638	$181,853
Lease incentive amortization	(5,029)	(5,030)	(10,059)	(9,982)
Total CAM	109,674	88,594	216,579	171,871
ACMI Services	347,498	273,301	677,588	520,432
Other Activities	107,879	97,236	210,414	190,934
Total Revenues	565,051	459,131	1,104,581	883,237
Eliminate internal revenues	(55,383)	(49,259)	(109,053)	(97,277)
Customer Revenues	$509,668	$409,872	$995,528	$785,960

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$39,617	$22,554	$74,612	$44,016
ACMI Services, inclusive of government grants and interest expense	21,837	44,762	44,002	66,021
Other Activities	191	3,161	1,742	3,550
Net unallocated interest expense	(574)	(870)	(881)	(1,624)
Net financial instrument re-measurement gain	6,011	35,703	8,707	45,175
Other non-service components of retiree benefits costs, net	5,388	4,456	10,776	8,913
Loss from non-consolidated affiliate	(3,220)	965	(4,623)	(218)
Debt issuance cost	—	(6,505)	—	(6,505)
Pre-Tax Earnings from Continuing Operations	69,250	104,226	134,335	159,328
Add other non-service components of retiree benefit costs, net	(5,388)	(4,456)	(10,776)	(8,913)
Less government grants	—	(38,274)	—	(66,304)
Add charges for non-consolidated affiliates	3,220	(965)	4,623	218
Add lease incentive amortization	5,822	5,798	11,620	11,497
Add net gain on financial instruments	(6,011)	(35,703)	(8,707)	(45,175)
Add debt issuance cost	$—	$6,505	$—	$6,505
Adjusted Pre-Tax Earnings from Continuing Operations	$66,893	$37,131	$131,095	$57,156

Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings from continuing operations excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses from financial instrument valuations including warrants issued to Amazon; (iii) customer incentive amortization; and (iv) the start-up costs and expenses of a non-consolidated joint venture. We exclude these items when calculating adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. We also excluded the recognition of government grants from adjusted earnings to improve comparability between periods. Management uses adjusted pre-tax earnings from continuing operations to compare the performance of core operating results between periods. Presenting this measure provides management and investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings from continuing operations should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
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
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of June 30, 2022 and December 31, 2021. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At June 30, 2022, we owned fourteen Boeing 767-300 aircraft and five Airbus A321-200 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first six months of 2022 is summarized below:
•CAM completed the modification of four Boeing 767-300 freighter aircraft purchased in the previous year. The aircraft are leased to external customers under multi-year leases. Two of the aircraft are being operated by ABX for the customer.
•CAM purchased five Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2023.
•OAI returned one Boeing 767-300 passenger aircraft to CAM. CAM expects to modify this aircraft into a standard freighter configuration and lease it to an external customer in 2023.
•CAM purchased four Airbus A321-200 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2022 and 2023.
•ATI began to operate one customer-provided Boeing 767-300 freighter aircraft.

	June 30, 2022			December 31, 2021
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	5	26	31	5	26	31
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	2	63	65	2	59	61
Boeing 767-300 Passenger	5	—	5	6	—	6
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4
Total	21	89	110	22	85	107
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2
Boeing 767-300 Freighter	5	—	5	4	—	4
Total	11	—	11	10	—	10
Other aircraft
Owned Boeing 767-300 under modification	—	14	14	—	12	12
Owned Airbus A321-200 under modification	—	5	5	—	1	1
Owned Boeing 767 available or staging for lease	—	1	1	—	1	1
As of June 30, 2022, ABX, ATI and OAI were leasing 21 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 26 externally leased Boeing 767-200 freighter aircraft, 12 were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX, three were leased to DHL and were being operated by a DHL-affiliated airline and ten were leased to other external customers. Of the 63 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ATI, nine were leased to DHL and operated by ABX, two were leased to DHL and are being operated by a DHL-affiliated airline and 22 were leased to other external customers. The carrying values of the total in-service fleet as of June 30, 2022 and December 31, 2021 were $1,731.8 million and $1,693.0 million, respectively.
CAM Segment
CAM added ten Boeing 767-300 freighter aircraft to its portfolio since July 1, 2021. CAM grew its revenues by $21.1 million and $44.7 million during the first three and six months of 2022, respectively, compared to the same periods in 2021.
As of June 30, 2022 and 2021, CAM had 89 and 80 aircraft under lease to external customers, respectively. Revenues from external customers totaled $80.8 million and $157.5 million for the three and six months periods ended June 30, 2022, respectively, compared to $66.7 million and $127.5 million for the corresponding periods of 2021. Since July 1, 2021, CAM placed eleven more Boeing 767-300 aircraft with external customers under long-term leases. Additionally, in October of 2021, CAM began to offer engine power coverage to lessees of CAM's General Electric powered Boeing 767-200 aircraft. Under this service, CAM is responsible for providing and maintaining engines for its lease customers as needed through a pool of engines. Revenues from external customers increased $4.6 million and $10.9 million for the three and six months ended June 30, 2022 compared to the corresponding periods in 2021 for this engine service. CAM's revenues from the Company's airlines totaled $28.9 million and $59.1 million for the three and six month periods ended June 30, 2022, compared to $21.9 million and $44.4 million for the corresponding periods in 2021.
CAM's pre-tax earnings from continuing operations, inclusive of internally allocated interest expense, were $39.6 million and $74.6 million for the three and six month periods ended June 30, 2022 compared to $22.6 million and $44.0 million for the corresponding periods in 2021. Increased pre-tax earnings reflect the ten aircraft placed into service since July 1, 2021 and decreases in internally allocated interest expense of $3.4 million and $5.0 million for the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021 due to lower company-wide interest expense and debt. Increased pre-tax earnings were also offset by increased depreciation of $6.4 million and $15.7 million for the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021 driven by the addition of aircraft.
In addition to the 14 Boeing 767-300 aircraft and five Airbus A321-200 aircraft which were in the modification process at June 30, 2022, CAM has agreements to purchase eleven more Boeing 767-300 aircraft, four more Airbus A321-200 aircraft and six Airbus A330 aircraft through 2024. CAM's future operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the timeframes required by customers. During the second half of 2022, we expect to lease to external customers at least four more newly modified Boeing 767-300 freighters, two newly modified Airbus A321-200 freighters and re-deploy one Boeing 767-200 freighter. CAM's future operating results will also depend on the timing and lease rates under which aircraft are redeployed when leases expire. Additionally, CAM's future operating results from engine power services will depend upon engine cycles operated, the number of engine overhauls and the severity of unscheduled maintenance events.
ACMI Services
Total revenues from ACMI Services increased $74.2 million and $157.2 million during the three and six month periods ended June 30, 2022, respectively, compared with the corresponding periods of 2021. Increased revenues for 2022 reflected a 21% and 30% increase in block hours flown for DoD troop movements particularly to Europe for the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021, as well as eight additional freighter aircraft added to operations compared to the second quarter of 2021, including four more customer-provided aircraft that are not owned by CAM. Revenues also increased due to fuel expenses that are billed through to the DoD and charter customers. The customer fuel portion of ACMI Services revenue increased approximately $23 million and $42 million during the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021. Overall, customer block hours increased 9% and 15% for the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021, with increases in block hours flown for the DoD, DHL and Amazon. As of June 30, 2022 and 2021, ACMI Services included 84 and 76 in-service aircraft, respectively.
ACMI Services had pre-tax earnings of $21.8 million and $44.0 million for the three and six month periods ended June 30, 2022, respectively, compared to $44.8 million and $66.0 million for the corresponding periods in 2021, inclusive of internally allocated interest expense and the recognition of pandemic-related government grants of $38.3 million and $66.3 million, respectively. Pre-tax earnings, excluding the recognition of government grants, for the three and six month periods ended June 30, 2022 improved $15.3 million and $44.3 million, respectively, compared to the corresponding periods of 2021. Improved earnings were a result of the increased number of aircraft in operations and more block hours flown during the first half of 2022 compared to 2021. While employee salaries and wages, contract labor, fuel and travel expenses all increased relative to the prior year period, this was offset by additional operating volumes which drove earnings higher. Internally allocated interest expense decreased $1.8 million to $2.6 million and decreased $3.0 million to $6.0 million for the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021.
Future profitability levels for ACMI Services will depend on a number of factors, including the impact of increasing inflation, COVID-19 outbreaks, customer flight schedules, crew member productivity and pay, rising employee wages and benefits, aircraft maintenance schedules, the severity and frequency of unscheduled maintenance events, the number of aircraft we operate and our ability to pass cost increases on to customers. Recruiting, training and retaining employees and contractors are important factors to our success. Severe disruptions or shortages of qualified employees could have a detrimental impact on our financial results.

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
External customer revenues from all other activities increased $11.5 million and $22.4 million in the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021. Revenues from fuel sales were up $7.6 million and $13.4 million for the three and six month periods ended June 30, 2022, respectively, while revenues from aircraft maintenance services increased $5.8 million and $9.3 million for the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021. Revenues from higher margin ground services declined $2.1 million and $0.4 million for the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods during the prior year. Pre-tax earnings from other activities decreased by $3.0 million and $1.8 million for the three and six month periods ended June 30, 2022, respectively, compared to the same periods last year. Earnings declined primarily due to the reduction in higher margin ground services revenues.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $21.3 million, or 15%, and $41.0 million, or 14% during the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021. The number of total employees has increases by 3% compared to the previous year. In addition, salaries and wages have been impacted by higher wage rates, benefit costs, and more overtime pay.
Depreciation and amortization expense increased $5.7 million and $16.8 million during the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021. The increase reflects incremental depreciation for ten additional aircraft as well as additional depreciation expense for engines that are now being serviced and maintained by CAM under engine power coverage arrangements. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.
Maintenance, materials and repairs expense decreased by $6.5 million and $12.8 million during the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021. Maintenance expense for the three and six month periods ended June 30, 2021 included $8.9 million and $18.4 million, respectively, for an engine power-by-the-cycle ("PBC") agreement that expired in September 2021. We are now maintaining these engines through time and material agreements with engine maintenance providers to replace the expired PBC agreement. The decline in PBC expense was offset by increases driven by increased flight operations for the DoD and our customers' express cargo networks. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $36.5 million and $66.4 million during the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. Fuel expense increased due to the additional block hours for the DoD and due to increases in the price per gallon of aviation fuel compared to the previous year. Aviation fuel rates increased approximately 60% and 52% per gallon for the three and six month periods ended June 30, 2022, respectively,compared to the corresponding periods of 2021.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services increased $1.4 million and $4.9 million during the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021. The increases were driven primarily by the increased flying volume.
Travel expense increased by $10.0 million and $15.8 million during the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021. In addition to increased number of crew member and flying volumes, travel expense increased due to significantly higher airfares and hotels rates compared to a year ago.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $1.1 million and $2.5 million during the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021, driven by increased flying volumes for our customers' express cargo networks.
Other operating expenses increased by $5.6 million and $9.0 million during the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021. Other operating expenses include professional fees, employee training, utilities, commission expense to our CRAF team for DoD revenues and other expenses.
Operating results included a pre-tax expense credit of $38.3 million and $66.3 million during the three and six month periods ended June 30, 2021, respectively, to recognize grants received from the U.S. government under the CARES Act, PSP Extension Law and the American Rescue Plan. For additional information about these grants, see Note H of the unaudited condensed consolidated financial statements included in this report.
Non-Operating Income, Adjustments and Expenses
Interest expense decreased by $5.6 million and $8.7 million for the three and six months ended June 30, 2022 compared to the corresponding periods for 2021. Interest expense decreased due to lower interest rates on our borrowings under the Senior Credit Agreement and lower average debt balances outstanding during the period.
During the three month period ended June 30, 2022 the company repurchased $120.0 million of its Senior Notes par value in the open market resulting in a net pre-tax gain of $4.5 million, net of fees which was recorded under net gain on financial instruments on the income statement during the corresponding period. The Company recorded unrealized pre-tax gains on financial instrument re-measurements of $6.0 million and $8.7 million for the three and six month period ended June 30, 2022, compared to a pre-tax gain of $35.7 million and $45.2 million for the corresponding periods in 2021. The pre-tax gains for 2022 are primarily a result of the impact of higher market interest rates on the interest rate derivatives that we held. (See Note G for additional information about the interest rate derivatives.). The pre-tax gains for 2021 are primarily a result of re-valuing the stock warrants granted to Amazon. The warrant values generally increase or decrease with corresponding increases or decreases in the ATSG share price during the measurement period. Additionally, the value of certain warrants depends partially on the probability that such warrants will vest upon the execution of aircraft leases. Increases in the probability of warrants vesting results in higher liabilities and losses. In December 2021, most of the outstanding warrants were reclassified from liabilities to paid in capital and are no longer subject to periodic reevaluation. (See Note C for additional information about the Amazon warrants.)
Non service components of retiree benefits resulted in net gains of $5.4 million and $10.8 million for the three and six month periods ended June 30, 2022 compared to net gains of $4.5 million and $8.9 million for the corresponding periods of 2021. The non service component gain and losses of retiree benefits are determined by actuaries and include the amortization of unrecognized gains and losses stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2022 have been estimated utilizing a 23% rate based upon year-to-date income projected results for the full year. The recognition of discrete tax items such as the conversion of employee stock awards, officer compensation, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective rate from continuing operations for the three month period ended June 30, 2022 was 22.6%. The effective tax rate is affected by the discrete tax items in which expense and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurement, incentive amortizations and the other adjustments for adjusted pre-tax earnings from continuing operations (see items in the table above) was 23% for both the three and six month periods ended June 30 2022, respectively. The effective tax rate before including the effects of the warrants was 24% and 23% for the three and six month periods ended June 30, 2021, respectively.

Discontinued Operations
The financial results of discontinued operations primarily reflect workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Gains related to the former sorting operations were $0.9 million for the first half of 2022, compared to less than $0.1 million for the corresponding period of 2021. Gains during 2022 and 2021 were primarily a result of reductions in self-insurance reserves for former employee benefit claims.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $250.2 million and $307.2 million for the six month periods ended June 30, 2022 and 2021, respectively. Cash flows from operating activities included $83.0 million from government payroll support programs during the first six months of 2021. The decrease in government grant support was offset by improved cash flows generated from additional aircraft leases to customers and increased operating levels under the ACMI Services segment. Cash flows from operations can vary among periods depending on the timing of customer payments received as well as vendor payments we make at the end of a period. Cash outlays for pension contributions were $1.1 million and $1.4 million for the first six months of 2022 and 2021, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $294.2 million and $300.2 million in the first six months of 2022 and 2021, respectively. Capital expenditures in the first half of 2022 included $205.3 million for the acquisition of five Boeing 767-300 aircraft, four Airbus A321-200 aircraft and freighter modification costs; $81.2 million for required heavy maintenance; and $7.7 million for other equipment. Capital expenditures in the first half of 2021 included $200.1 million for the acquisition of twelve Boeing 767-300 aircraft and freighter modification costs; $94.5 million for required heavy maintenance; and $5.6 million for other equipment.
During the first six months of 2022 and 2021, we contributed $16.5 million and $2.5 million, respectively, to our two joint-ventures. Our joint-venture with Precision Aircraft Solutions, LLC, developed a passenger-to-freighter conversion program for Airbus A321-200 aircraft and our joint-venture is with GA Telesis Engine Services, LLC will provide engine tear-down services to harvest and sell engine parts.
Net cash provided by financing activities was $38.0 million for the six months ended June 30, 2022 and net cash provided by financing activities was $40.0 million for the corresponding period in 2021. During the first six months of 2022, we made debt payments of $295.3 million, we drew $450.0 million from the revolving credit facility and we paid $115.2 million to retire Senior Notes. During the first six months of 2021, we made debt principal payments of $1,725.9 million and we drew $1,430.6 million from the revolving credit facility. During the first six months of 2021, we received $207 million in proceeds from the issuance of Additional Senior Notes as well as received $132 million from Amazon for the exercise of warrants for the Company's stock.
Commitments
As of June 30, 2022, the Company had 19 aircraft that were in or awaiting modification to a freighter configuration. Additionally, we placed non-refundable deposits and have agreements to purchase eleven more Boeing 767-300 passenger aircraft, four more Airbus 321-200 and six Airbus A330 aircraft through 2024. We expect to purchase additional aircraft for modification in 2023. The Company outsources a significant portion of the aircraft freighter modification process to non-affiliated third parties. The modification process primarily consists of the installation of a standard cargo door and loading system. We estimate that total capital expenditures for 2022 will be approximately $625 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes.

Liquidity
At June 30, 2022, the Company had $47.2 million of cash balances and $269.7 million available from the unused portion of the revolving credit facility under its Senior Credit Agreement as described in Note F of the accompanying financial statements. We expect our operations to continue to generate significant net cash in-flows after deducting required spending of approximately $205 million for heavy maintenance and other sustaining capital expenditures during the year 2022. To expand our fleet, we estimate that capital expenditures for aircraft purchases and freighter modifications will total $420 million for 2022. We believe that the Company's current cash balance, forecasted cash flows provided from its customer leases and operating agreements, combined with borrowing availability under its Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months.
Continued global disruptions in supply chains and labor shortages may delay aircraft modification projects, pushing contractual obligations into later periods and could have an impact on the projected amount of capital expenditures.

CRITICAL ACCOUNTING ESTIMATES
The MD&A and certain other disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. In certain cases, there are alternative policies or estimation techniques which could be applied. On an ongoing basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed by management to be reasonable under the circumstances. Those factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. By their nature, these judgments are subject to uncertainty. Actual results may differ from these estimates under different assumptions or conditions.
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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There were no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal quarter ended June 30, 2022 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
In addition to the risks previously disclosed, the recent outbreak of war in Ukraine and the emergence of COVID-19 variants in China and other countries may result in further supply chain disruptions. These matters, coupled with inflationary pressures, could have an impact on overall economic conditions as well as the Company's operations and financial results.
As disclosed in Note H of this report, on August 7, 2022 the fire suppression system discharged at one of our aircraft maintenance hangars in Wilmington, Ohio, impacting employees, three aircraft, and equipment in and around the hangar. We expect that employee claims, property and equipment damage, customer claims and certain costs of business interruption will be covered by insurance, subject to customary deductibles and policy limits. However, our operating results may be impacted by losses and liabilities that are not covered by our insurance. Additionally, property losses will be recognized as they become known to us and related expenses as they are incurred, however insurance proceeds may not be recognized until later periods. As a result, the impact on our earnings may vary from period to period. The timeframes needed to return the hangar and aircraft to operating condition are not determinable at this time. If some or all of these assets remain inoperable for an extended period of time, our operating results could be negatively impacted.
Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors of ATSG authorized the repurchase of up to $50.0 million of ATSG's outstanding common stock. In May 2016, the Board of Directors amended the Company's common stock repurchase program to increase the maximum repurchase amount from $50.0 million to $100.0 million. In February 2018, the Board of Directors increased the repurchase authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The authorization does not require the repurchase of a specific number of shares or establish a time frame for any repurchase and the Board of Directors may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the second quarter of 2022. As of June 30, 2022, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.
The share repurchase program has been suspended until the CARES Act, PSP Extension Law and American Rescue Plan restrictions on the repurchase of shares have lapsed. For more information, see Note H of the accompanying consolidated financial statements in this report.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

Material Contracts

10.1	Summary of the Key Terms and Conditions of the Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (1)

10.2	Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (1)

10.3	Letter agreement setting out a compensation arrangement between Mike Berger, Chief Commercial Officer, and Air Transport Services Group, Inc., dated May 10, 2022, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

____________________

(1)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 1, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	August 9, 2022

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 9, 2022	and Principal Accounting Officer)