Form 10-Q
period 2022-09-30
Air Transport Services Group, Inc.
filed 2022-11-09
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of November 9, 2022, there were 72,728,397 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$54,486	$69,496
Accounts receivable, net of allowance of $989 in 2022 and $742 in 2021	250,548	205,399
Inventory	55,322	49,204
Prepaid supplies and other	28,281	28,742
TOTAL CURRENT ASSETS	388,637	352,841
Property and equipment, net	2,339,278	2,129,934
Customer incentive	85,472	102,913
Goodwill and acquired intangibles	495,195	505,125
Operating lease assets	61,742	62,644
Other assets	154,841	113,878
TOTAL ASSETS	3,525,165	$3,267,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$186,460	$174,237
Accrued salaries, wages and benefits	60,170	56,652
Accrued expenses	12,910	14,950
Current portion of debt obligations	637	628
Current portion of lease obligations	21,879	18,783
Unearned revenue and grants	37,289	47,381
TOTAL CURRENT LIABILITIES	319,345	312,631
Long term debt	1,369,006	1,298,735
Stock warrant obligations	715	915
Post-retirement obligations	20,140	21,337
Long term lease obligations	40,581	44,387
Other liabilities	56,810	49,662
Deferred income taxes	253,036	217,291
TOTAL LIABILITIES	2,059,633	1,944,958
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 74,366,636 and 74,142,183 shares issued and outstanding in 2022 and 2021, respectively	744	741
Additional paid-in capital	1,039,354	1,074,286
Retained earnings	486,231	309,430
Accumulated other comprehensive loss	(60,797)	(62,080)
TOTAL STOCKHOLDERS’ EQUITY	1,465,532	1,322,377
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	3,525,165	$3,267,335

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES	$516,916	$465,955	$1,512,444	$1,251,915
OPERATING EXPENSES
Salaries, wages and benefits	169,967	148,074	$494,526	431,614
Depreciation and amortization	83,283	77,751	$246,726	224,435
Maintenance, materials and repairs	41,541	43,751	$116,657	131,671
Fuel	68,620	50,176	$202,080	117,210
Contracted ground and aviation services	18,278	21,620	$56,762	55,217
Travel	29,865	24,928	$82,544	61,833
Landing and ramp	4,210	4,027	$12,873	10,162
Rent	8,383	5,807	$22,114	17,401
Insurance	2,346	3,178	$7,224	9,382
Other operating expenses	17,764	17,205	$57,968	48,378
Government grants	—	(30,322)	$—	(96,626)
	444,257	366,195	$1,299,474	1,010,677
OPERATING INCOME	72,659	99,760	$212,970	241,238
OTHER INCOME (EXPENSE)
Interest income	56	8	$80	36
Non-service component of retiree benefit (costs) gains	4,635	4,457	$15,411	13,370
Debt issuance costs	—	—	$—	(6,505)
Net gain (loss) on financial instruments	695	(7,378)	$9,402	37,797
Loss from non-consolidated affiliates	(954)	(1,147)	$(5,577)	(1,365)
Interest expense	(12,167)	(14,459)	$(33,027)	(44,002)
	(7,735)	(18,519)	$(13,711)	(669)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	64,924	81,241	$199,259	240,569
INCOME TAX EXPENSE	(14,736)	(18,878)	$(45,065)	(56,047)
EARNINGS FROM CONTINUING OPERATIONS	50,188	62,363	$154,194	184,522
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	854	2,309	$1,736	2,374
NET EARNINGS	51,042	$64,672	$155,930	$186,896

BASIC EARNINGS PER SHARE
Continuing operations	$0.68	$0.85	$2.08	$2.75
Discontinued operations	0.01	0.03	0.03	0.03
TOTAL BASIC EARNINGS PER SHARE	$0.69	$0.88	$2.11	$2.78

DILUTED EARNINGS PER SHARE
Continuing operations	$0.57	$0.81	$1.76	$2.14
Discontinued operations	0.01	0.03	0.02	0.03
TOTAL DILUTED EARNINGS PER SHARE	$0.58	0.84	$1.78	$2.17

WEIGHTED AVERAGE SHARES
Basic	73,998	73,721	73,956	67,177
Diluted	88,746	76,743	88,980	75,277

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET EARNINGS	$51,042	$64,672	$155,930	$186,896
OTHER COMPREHENSIVE INCOME:
Defined Benefit Pension	773	1,362	1,256	4,086
Defined Benefit Post-Retirement	9	36	27	108

TOTAL COMPREHENSIVE INCOME, net of tax	$51,824	$66,070	$157,213	$191,090

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JUNE 30, 2021	74,202,815	$742	$989,611	$200,234	$(75,860)	$1,114,727
Stock-based compensation plans
Grant of restricted stock	(761)	—	—			—
Withholdings of common shares, net of issuances	—	—	(5)			(5)
Forfeited restricted stock	(2,800)	—	—			—
Amortization of stock awards and restricted stock			2,044			2,044
Total comprehensive income				64,672	1,398	66,070
BALANCE AT SEPTEMBER 30, 2021	74,199,254	742	991,650	264,906	(74,462)	1,182,836

BALANCE AT DECEMBER 31, 2020	59,560,036	596	855,547	78,010	(78,656)	855,497
Stock-based compensation plans
Grant of restricted stock	121,339	1	(1)			—
Issuance of common shares, net of withholdings	92,234	1	(1,242)			(1,241)
Forfeited restricted stock	(2,800)	—	—			—
Conversion of warrants	14,428,445	144	131,823			131,967
Amortization of stock awards and restricted stock			5,523			5,523
Total comprehensive income				186,896	4,194	191,090
BALANCE AT SEPTEMBER 30, 2021	74,199,254	742	991,650	264,906	(74,462)	1,182,836

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, cont.
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JUNE 30, 2022	74,369,138	$744	$1,037,139	$435,189	$(61,579)	$1,411,493
Stock-based compensation plans
Issuance of common shares, net of withholdings	(2,202)	—	(80)			(80)
Forfeited restricted stock	(300)	—	—			—
Amortization of stock awards and restricted stock			2,295			2,295
Total comprehensive income				51,042	782	51,824
BALANCE AT SEPTEMBER 30, 2022	74,366,636	744	1,039,354	486,231	(60,797)	1,465,532

BALANCE AT DECEMBER 31, 2021	74,142,183	$741	$1,074,286	$309,430	$(62,080)	$1,322,377
Stock-based compensation plans
Grant of restricted stock	109,200	1	(1)			—
Issuance of common shares, net of withholdings	120,053	2	(1,521)			(1,519)
Forfeited restricted stock	(4,800)	—	—			—
Cumulative effect in change in accounting principle			(39,559)	20,871		(18,688)
Amortization of stock awards and restricted stock			6,149			6,149
Total comprehensive income				155,930	1,283	157,213
BALANCE AT SEPTEMBER 30, 2022	74,366,636	744	1,039,354	486,231	(60,797)	1,465,532

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net earnings from continuing operations	$154,194	184,522
Net earnings from discontinued operations	$1,736	2,374
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	$265,306	249,574
Pension and post-retirement	$1,662	5,433
Deferred income taxes	$40,892	55,023
Amortization of stock-based compensation	$6,149	5,524
Loss from non-consolidated affiliates	$5,577	1,364
Net (gain) loss on financial instruments	$(9,402)	(37,797)
Debt issuance costs	$—	6,505
Changes in assets and liabilities:
Accounts receivable	$(45,149)	(38,235)
Inventory and prepaid supplies	$(9,200)	4,561
Accounts payable	$4,863	18,261
Unearned revenue	$(10,685)	(11,545)
Accrued expenses, salaries, wages, benefits and other liabilities	$12,789	7,181
Pension and post-retirement balances	$(18,737)	(20,743)
Other	$(1,925)	(2,764)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$398,070	429,238
INVESTING ACTIVITIES:
Expenditures for property and equipment	$(448,358)	(428,126)
Proceeds from property and equipment	$3,759	3,524
Investments in businesses	$(16,233)	(2,155)
NET CASH (USED IN) INVESTING ACTIVITIES	$(460,832)	(426,757)
FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	$510,000	1,430,600
Principal payments on long term obligations	$(345,525)	(1,758,018)
Repurchase of senior unsecured notes	$(115,204)	—
Payments for financing costs	$—	(3,099)
Proceeds from bond issuance	$—	207,400
Proceeds from issuance of warrants	$—	131,967
Withholding taxes paid for conversion of employee stock awards	$(1,519)	(1,242)
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,752	7,608

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,010)	10,089
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	69,496	39,719
CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,486	$49,808

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$39,711	$39,104
Federal and state income taxes paid	$1,735	$1,859
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$51,085	$27,358
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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill by reportable segment are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2021	153,290	234,571	8,113	395,974
Carrying value as of September 30, 2022	$153,290	$234,571	$8,113	$395,974

The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2021	$9,000	$100,151	$109,151
Amortization	—	(9,930)	(9,930)
Carrying value as of September 30, 2022	9,000	90,221	99,221
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

Lease
Incentive
Carrying value as of December 31, 2021	102,913
Amortization	(17,442)
Carrying value as of September 30, 2022	85,472
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
The carrying value of the joint ventures totaled $20.6 million and $10.3 million at September 30, 2022 and December 31, 2021, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the three and nine month periods ending September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Customer	Percentage of Revenue		Percentage of Revenue
DoD	31%	31%	29%	26%
Amazon	34%	33%	34%	35%
DHL	13%	12%	12%	13%

The accounts receivable from the Company's three largest customers as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Customer	Accounts Receivable
DoD	$101,108	$57,998
Amazon	76,966	68,429
DHL	17,037	9,111
DoD
The Company is a provider of cargo and passenger airlift services to the U.S. Department of Defense ("DoD"). The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes.
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. As of September 30, 2022, the Company leased 14 Boeing 767 freighter aircraft to DHL comprised of three Boeing 767-200 aircraft and eleven Boeing 767-300 aircraft, with expirations between 2023 and 2029. Under a separate CMI agreement, the Company operates ten of the Boeing 767 aircraft that DHL leases from the Company and two Boeing 767 aircraft that DHL provides. The Company provides DHL with scheduled maintenance services under the agreement which is subject to renewal in May of 2028. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its network. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. Further, beginning in third quarter of 2022, the Company began to operate the first two of four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August of 2027.
Amazon
The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for Amazon.com Services, LLC ("ASI"), successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services, Inc. ("LGSTX"). As of September 30, 2022, the Company leased 30 Boeing 767-300 and 12 Boeing 767-200 freighter aircraft to ASI with lease expirations between 2023 and 2031.
Amazon Investment Agreement
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement on March 8, 2016 (the "2016 Investment Agreement") and a Stockholders Agreement on March 8, 2016. The 2016 Investment Agreement called for the Company to issue warrants in three tranches granting Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon the execution of the 2016 Investment Agreement granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, granted Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants vested on September 8, 2020, and granted Amazon the right to purchase an additional 0.5 million ATSG common shares to bring Amazon’s ownership, after the exercise in full of the three tranches of warrants, to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, subject to certain adjustments. The exercise price of the 14.9 million warrants issued under the 2016 Investment Agreement was $9.73 per share, which represented the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants were exercisable in accordance with their terms through March 8, 2021 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date).
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
The Company resumed repurchases of its own shares during October 2022 in conjunction with the expiration of certain government restrictions (see Note H) on September 30, 2022. On October 7, 2022, Amazon sold 250,000 shares of the Company's common stock back to the Company for cash of $5.9 million, pursuant to the terms of the 2016 Investment Agreement, as amended on March 5, 2021. This resulted in Amazon maintaining its ownership percentage of less than 19.9% of the Company's outstanding shares at the time.
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

Issued and outstanding warrants are summarized below as of September 30, 2022:

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
As of September 30, 2022 and December 31, 2021, the Company's liabilities reflected warrants from the 2018 Amazon agreements having a fair value of $0.7 million and $0.9 million, respectively. During the three and nine months ended September 30 , 2022 the re-measurements of warrants to fair value resulted in a gain of $0.1 million and $0.2 million before the effect of income taxes, respectively, compared to net non-operating losses of $9.6 million and gain of $30.8 million before the effect of income taxes, respectively, for the corresponding periods of 2021.
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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2022	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$5,294	$—	$5,294
Interest rate swap	—	1,077	—	1,077
Total Assets	$—	$6,371	$—	$6,371
Liabilities
Stock warrant obligations	—	—	(715)	(715)
Total Liabilities	$—	$—	$(715)	$(715)

As of December 31, 2021	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$30,042	$—	$30,042
Total Assets	$—	$30,042	$—	$30,042
Liabilities
Interest rate swap	$—	$(3,603)	$—	$(3,603)
Stock warrant obligations	—	—	(915)	(915)
Total Liabilities	$—	$(3,603)	$(915)	$(4,518)
As a result of lower market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $70.7 million less than the carrying value, which was $1,369.6 million at September 30, 2022. As of December 31, 2021, the fair value of the Company’s debt obligations was approximately $37.1 million less than the carrying value, which was $1,299.4 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Flight equipment	$3,440,294	$3,301,113
Ground equipment	$68,762	64,641
Leasehold improvements, facilities and office equipment	$39,714	38,769
Aircraft modifications and projects in progress	$383,590	206,917
	$3,932,360	3,611,440
Accumulated depreciation	$(1,593,082)	(1,481,506)
Property and equipment, net	$2,339,278	$2,129,934

CAM owned aircraft with a carrying value of $1,457.2 million and $1,404.4 million that were under lease to external customers as of September 30, 2022 and December 31, 2021, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Revolving credit facility	525,000	360,000
Senior Notes	577,974	697,162
Convertible Notes	256,639	231,646
Other financing arrangements	10,030	10,555
Total debt obligations	1,369,643	1,299,363
Less: current portion	(637)	(628)
Total long term obligations, net	1,369,006	1,298,735
The Company is party to a syndicated credit agreement (as amended, the "Senior Credit Agreement") which includes the ability to execute term loans and a revolving credit facility. Prior to its amendment on April 6, 2021, the Senior Credit Agreement had a maturity date of November 2024 provided certain liquidity measures are maintained during 2024, an incremental accordion capacity based on debt ratios and a maximum revolver capacity of $600 million. The interest rate is a pricing premium added to LIBOR based upon the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement. As of September 30, 2022, the unused revolving credit facility available to the Company at the trailing twelve-month EBITDA level was $259.7 million with additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.
On April 6, 2021, the Company amended the Senior Credit Agreement ("Amended Credit Agreement"). The amendment (i) temporarily increased the aggregate amount of the revolving credit facility from $600 million to $1 billion, and subsequently decreased the aggregate amount to $800 million on April 13, 2021, (ii) permitted increases of the revolving credit facility commitments and/or new tranches of term loans in an aggregate principal amount equal to the sum of $400 million plus the principal amount of indebtedness that could be incurred at the time of the increase that would not cause the Secured Leverage Ratio (as defined in the Senior Credit Agreement) to exceed 3.25 to 1.00 on a pro forma basis, (iii) modified the maturity date of the agreement from November 30, 2024, to April 6, 2026, with such extension of the maturity date being subject to (1) at the election of the lenders, five one-year extensions and (2) an earlier springing maturity date of July 12, 2024, if, on such date, (a) more than $75.0 million in aggregate principal amount of the Convertible Notes (as defined below) remain outstanding and (b) the Company has less than $375.0 million of liquidity at such time, (iv) removed the Collateral to Total Exposure Ratio (as defined in the Senior Credit Agreement) as a financial covenant, and (v) required the Company to repay the balance of all term loans outstanding at the time of the amendment.
On October 19, 2022, the Company amended the Senior Credit Agreement. This amendment i) increased the aggregate amount of the revolving credit facility from $800 million to $1 billion, ii) extended the maturity date of the agreement from April 6, 2026 to October 19, 2027, iii) replaced LIBOR with SOFR as an interest rate benchmark, iv) reduced the collateral to outstanding loan ratio to 1.15:1.00 from 1.25:1:00, v) permits cash dividends and share repurchases provided the secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00, and removed the annual limitation on cash dividends and share repurchases which was $100 million.
On January 28, 2020, CAM completed a debt offering of $500 million in senior unsecured notes (together with the "Additional Notes" referred to below, the “Senior Notes”) that were guaranteed by ATSG and certain of its other subsidiaries. The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “1933 Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a fixed rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes mature on February 1, 2028. The indenture for the Senior Notes contains customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. The net proceeds of $495 million from the Senior Notes were used to pay down the revolving credit facility. The Senior Notes do not require principal payments until maturity but prepayments are allowed without penalty beginning February 1, 2025.
On April 13, 2021, CAM completed its offering of $200 million of additional Senior Notes that were guaranteed by ATSG and certain of its subsidiaries. The additional Senior Notes are fully fungible with the original Senior Notes, treated as a single class for all purposes under the indenture governing all the Senior Notes with the same terms (other than issue date and issue price). The proceeds of $205.5 million, net of scheduled interest payable, were used, in conjunction with draws from the revolving credit facility to repay the unsubordinated term loans. Upon retirement of the unsubordinated term loans, the Company expensed debt issuance costs of $6.5 million related to the unsubordinated term loans.
During the nine month period ended September 30, 2022, the Company repurchased Senior Notes having a principal value of $120.0 million in the open market at a 5.5% reducing the Senior Notes carrying value to $578.0 million. The Company recognized a net pre-tax gain of $4.5 million, net of fees, which was recorded under net gain of financial instruments on the income statement during the corresponding period.
The balance of the Senior Notes is net of debt issuance costs of $5.7 million and $7.8 million as of September 30, 2022 and December 31, 2021, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing LIBOR or prime rates. At the Company's debt-to-EBITDA ratio as of September 30, 2022, the LIBOR based financing for the revolving credit facility bear variable interest rates of 4.1%.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain certain collateral coverage ratios set forth in the Senior Credit Agreement. The Senior Credit Agreement contains covenants, including a maximum permitted total debt to EBITDA, a fixed charge covenant ratio requirement, and limitations on certain additional indebtedness and guarantees of indebtedness. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.
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
Conversion of the Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning in any calendar quarter commencing after December 31, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the Convertible Notes can require the Company to repurchase their notes at the cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest. The Company has the right to settle the Convertible Notes in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The initial conversion rate is 31.35 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time.

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

	September 30,	December 31,
	2022	2021
Principal value, Convertible Notes, due 2024	258,750	258,750
Unamortized issuance costs	(2,111)	(2,889)
Unamortized discount	—	(24,215)
Convertible debt	256,639	231,646
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

NOTE G—DERIVATIVE INSTRUMENTS
The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (dollars in thousands):

		September 30, 2022		December 31, 2021
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
March 31, 2022	1.900%	$—	$—	$50,000	$(222)
March 31, 2022	1.900%	—	—	75,000	(341)
March 31, 2023	2.425%	127,500	1,077	133,125	(3,041)
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded net gains on derivatives of $0.6 million and $4.7 million for the three and nine month periods ending September 30, 2022, respectively, compared to net gains of $2.3 million and $4.8 million for the corresponding periods of 2021. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

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

The three programs are structured in a substantially similar manner. These grants are not required to be repaid if the Company complies with the provisions of the payroll support program agreements under the CARES Act, the PSP Extension Law and the American Rescue Plan. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate. The Company recognized the grants as contra-expense during the periods in which passenger flight operations and combi flight operations levels were expected to be negatively impacted by the pandemic. During the three month and nine month periods ended September 30, 2021, the Company recognized $30.3 million and $96.6 million of the grants, respectively. The Company recognized all of the CARES Act funds by the end of 2021.
In conjunction with the payroll support program agreements under the CARES Act, OAI and ATI agreed on behalf of themselves and ABX to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020. Thereafter, OAI agreed as a condition of receiving grants under the PSP Extension Law and the American Rescue Plan to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through March 31, 2021, and September 30, 2021, respectively. Under the CARES Act, OAI and ATI agreed to limit, on behalf of themselves and certain affiliates, executive compensation through March 24, 2022; maintain certain air transportation service through March 1, 2022 as may be required by the DOT pursuant to its authority under the CARES Act; and maintain certain internal controls and records relating to the funds and comply with certain reporting requirements. OAI further agreed as a condition of receiving grants under the PSP Extension Law and thereafter the American Rescue Plan, to limit executive compensation through October 1, 2022 and April 1, 2023, respectively. In addition, the Company agreed to refrain from paying dividends or repurchasing its shares through September 30, 2022. The Company has repurchased approximately 1.6 million shares of its common stock since the restrictions expired on September 30, 2022.
Lease Commitments
The Company leases property, aircraft, aircraft engines and other types of equipment under operating leases. The Company's airlines operate ten freighter aircraft provided by customers and four passenger aircraft leased from external companies. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to six years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the nine month period ending September 30, 2022 and 2021, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $15.9 million and $8.3 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at September 30, 2022 was 2.4% compared to 2.4% at December 31, 2021. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. The weighted-average remaining lease term is 3.3 years and 3.8 years as of September 30, 2022 and December 31, 2021, respectively.

For the nine month periods ending September 30, 2022 and 2021, cash payments against operating lease liabilities were $16.9 million and $15.4 million, respectively. As of September 30, 2022, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
Remaining 2022	$6,000
2023	22,216
2024	17,006
2025	12,302
2026	6,734
2027 and beyond	541
Total undiscounted cash payments	64,799
Less: amount representing interest	(2,339)
Present value of future minimum lease payments	62,460
Less: current obligations under leases	21,879
Long-term lease obligation	$40,581
Purchase Commitments
The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of September 30, 2022, the Company owned fourteen Boeing 767-300 aircraft and seven Airbus A321-200 aircraft that were in or awaiting the modification process. As of September 30, 2022, the Company has agreements to purchase seventeen more Boeing 767-300 aircraft, two more Airbus A321 passenger aircraft and six Airbus A330 passenger aircraft through 2024. As of September 30, 2022, the Company's commitments to acquire and complete the conversion of these aircraft totaled $781.7 million, including estimated payments of $441.1 million through 2023 and the remaining payments through 2026. Actual conversion payments will be based on the achievement of progress milestones.
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
Employees Under Collective Bargaining Agreements
As of September 30, 2022, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.9%
ATI	Air Line Pilots Association	9.9%
OAI	International Brotherhood of Teamsters	5.9%
ATI	Association of Flight Attendants	0.8%
OAI	Association of Flight Attendants	5.6%
The labor agreements with ATI 's flight crew members and Omni's flight crew members are amendable at this time. Under the Railway Labor Act, as amended, airline labor agreements do not expire, so the existing contract remains in effect throughout the negotiation process.

Hangar Foam Discharge
On August 7, 2022 the fire suppression system at one of the Company's aircraft maintenance hangars in Wilmington, Ohio malfunctioned and discharged a significant amount of expansive foam. The event impacted employees, three aircraft and equipment in and around the hangar at the time of discharge. The hangar resumed operations after approximately three weeks while the cause of the incident was investigated and the hangar was cleaned and restored. While one aircraft was returned to service, the timeframes needed to return two of the aircraft and related engines to operating condition are not known at this time. The Company maintains insurance for employee claims, remediation expenses, property and equipment damage, customer claims and business interruption subject to customary deductibles and policy limits. The anticipated insurance recoveries related to clean-up expenses, remediation, part repairs and property damages are recorded when receipt is probable. Insurance recoveries in excess of the net book value of the damaged operating assets and for business interruption claims are recorded when all contingencies related to the claim have been resolved. Through September 30, 2022 the Company has recognized charges in operating income, net of recorded insurance recoveries, of $1.0 million for employee coverage, property damage, clean-up and repairs. Work to determine the extent of the damages, business disruption losses, other claims and insurance recoveries is ongoing.
Other
The Company is a party to legal proceedings in various federal and state jurisdictions from time to time arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations.

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

ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$19	$24	—	—	57	72
Interest cost	6,075	5,597	15	10	18,098	16,791	44	30
Expected return on plan assets	(11,738)	(11,875)	—	—	(35,215)	(35,625)	—	—
Amortization of net (gain) loss	1,002	1,764	11	47	1,628	5,292	34	141
Net periodic benefit cost (income)	$(4,661)	$(4,514)	$45	$81	$(15,489)	$(13,542)	$135	$243
During the nine month period ending September 30, 2022, the Company contributed $1.5 million to the pension plans.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2022 have been estimated utilizing a rate of 23% based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards and other items, have an impact on the effective rate during a period. As a result, the Company's effective tax rate for the first nine months of 2022 was 23%. The final effective tax rate for the year 2022 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, foreign earnings, executive compensation and other items.
The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. Due to the Company's deferred tax assets, including its loss carryforwards, management does not expect to pay federal income taxes until 2026 or later. The Company may, prior to such time, be required to pay some federal tax due to loss carryforward usage limitations and certain state and local income taxes.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and nine month periods ending September 30, 2022 and 2021 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2021	$(75,369)	$(477)	$(14)	$(75,860)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,764	47	—	1,811
Income Tax (Expense) or Benefit	(402)	(11)	—	(413)
Other comprehensive income (loss), net of tax	1,362	36	—	1,398
Balance as of September 30, 2021	$(74,007)	$(441)	$(14)	$(74,462)

Balance as of January 1, 2021	(78,093)	(549)	(14)	(78,656)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	5,292	141	—	5,433
Income Tax (Expense) or Benefit	(1,206)	(33)	—	(1,239)
Other comprehensive income (loss), net of tax	4,086	108	—	4,194
Balance as of September 30, 2021	(74,007)	(441)	(14)	(74,462)

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2022	$(61,348)	$(211)	$(20)	$(61,579)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,002	11	—	1,013
Income Tax (Expense) or Benefit	(229)	(2)	—	(231)
Other comprehensive income (loss), net of tax	773	9	—	782
Balance as of September 30, 2022	$(60,575)	$(202)	$(20)	$(60,797)

Balance as of January 1, 2022	(61,831)	$(229)	(20)	(62,080)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,628	$34	—	1,662
Income Tax (Expense) or Benefit	(372)	$(7)	—	(379)
Other comprehensive income (loss), net of tax	1,256	$27	—	1,283
Balance as of September 30, 2022	(60,575)	$(202)	(20)	(60,797)

NOTE L—STOCK-BASED COMPENSATION
ATSG's Board of Directors has granted stock incentive awards to certain employees and board members pursuant to long term incentive plans, the first of which was approved by stockholders in May 2005 and expired in May 2015 and the second of which was approved by stockholders in May 2015 and was amended and restated by stockholders in May 2022. Employees have been awarded non-vested stock units with performance conditions, non-vested stock units with market conditions and non-vested time-based restricted stock. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years. Restrictions may lapse sooner upon a business combination, death, disability or after an employee qualifies for retirement. The non-vested stock units will be converted into ATSG common stock depending on performance and market conditions at the end of a specified service period, lasting approximately three years. The performance condition awards will be converted into ATSG common stock based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into ATSG common stock based on the appreciation of the common stock price compared to the NASDAQ Transportation Index. Board members have been granted time-based restricted stock unit awards that vest after a period of twelve months. The Company expects to settle all of the stock unit awards by issuing new shares of ATSG common stock. The table below summarizes stock-based award activity.

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	978,188	$17.49	1,085,023	$17.14
Granted	283,467	35.44	273,845	26.65
Converted	(178,060)	22.15	(120,830)	25.40
Expired	(3,000)	40.02	(1,200)	26.60
Forfeited	(9,600)	26.74	(5,600)	23.31
Outstanding at end of period	1,070,995	$21.32	1,231,238	$18.41
Vested	322,156	$9.76	357,499	$9.26
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
For the nine month period ended September 30, 2022 and 2021, the Company recorded expense of $6.1 million and $5.5 million, respectively, for stock incentive awards. At September 30, 2022, there was $10.7 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.25 years. As of September 30, 2022, none of the awards were convertible, 322,156 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in the issuance of up to 1,357,120 shares of ATSG common stock depending on service, performance and market results through December 31, 2024.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Earnings from continuing operations - basic	$50,188	$62,363	$154,194	$184,522
Loss (gain) from stock warrants revaluation, net of tax	(105)	—	(155)	(23,776)
Convertible debt interest charge net of tax	763	—	2,285	—
Earnings from continuing operations - diluted	$50,846	$62,363	$156,324	$160,746

Denominator:
Weighted-average shares outstanding for basic earnings per share	73,998	73,721	73,956	67,177
Common equivalent shares:
Effect of stock-based compensation awards and warrants	6,637	3,022	6,913	8,100
Effect of convertible debt	8,111	—	8,111	—
Weighted-average shares outstanding assuming dilution	88,746	76,743	88,980	75,277
Basic earnings per share from continuing operations	$0.68	$0.85	$2.08	$2.75
Diluted earnings per share from continuing operations	$0.57	$0.81	$1.76	$2.14
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 367,339 shares and 478,739 shares of restricted stock for 2022 and 2021, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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

The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues:
CAM	$109,496	$92,931	$326,075	$264,802
ACMI Services	357,375	330,906	1,034,963	851,338
All other	108,423	90,292	318,837	281,226
Eliminate inter-segment revenues	(58,378)	(48,174)	(167,431)	(145,451)
Total	$516,916	$465,955	$1,512,444	$1,251,915
Customer revenues:
CAM	$79,975	$71,070	$237,466	$198,546
ACMI Services	357,319	330,903	1,034,881	851,325
All other	79,622	63,982	240,097	202,044
Total	$516,916	$465,955	$1,512,444	$1,251,915
The Company's external customer revenues from other activities for the three and nine month periods ending September 30, 2022 and 2021 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Aircraft maintenance, modifications and part sales	$34,604	$28,513	$106,766	$91,352
Ground services	28,204	22,928	80,275	75,410
Other, including aviation fuel sales	16,814	12,541	53,056	35,282
Total customer revenues	$79,622	$63,982	$240,097	$202,044
During the three and nine month periods ending September 30, 2022, the Company respectively recognized $5.8 million and $4.8 million of non lease revenue that was reported in deferred revenue at the beginning of the respective period, compared to $1.1 million and $2.9 million in the respective corresponding periods of 2021. Current deferred revenue of $13.0 million and $8.3 million as of September 30, 2022 and December 31, 2021, respectively, for contracts with customers is derived from other activities as described above and CAM non lease revenues. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $0.0 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively.
CAM's leases do not contain residual guarantees. Approximately 12% of CAM's leases to external customers contain purchase options at projected market values. As of September 30, 2022, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $72.2 million for the remainder of 2022, $247.5 million, $197.3 million, $183.4 million and $157.5 million for the next 4 years ending December 31, 2026, respectively, and $361.9 million thereafter. CAM's external customer revenues for non-lease activities were $9.8 million and $27.1 million for the three and nine month periods ending September 30, 2022, respectively, compared to $2.3 million and $9.2 million during the respective corresponding periods of 2021 for engine services and the sale of spare engine parts.
The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation and amortization expense:
CAM	$59,231	$51,383	$171,943	$148,390
ACMI Services	23,447	25,649	72,885	73,398
All other	605	719	1,898	2,647
Total	$83,283	$77,751	$246,726	$224,435
Interest expense
CAM	7,908	9,408	21,837	28,303
ACMI Services	3,693	4,672	9,719	13,668
Segment earnings (loss):
CAM	$36,975	$28,502	$111,587	$72,518
ACMI Services	25,265	58,225	69,267	124,246
All other	(1,182)	(1,047)	560	2,503
Net unallocated interest expense	(510)	(371)	(1,391)	(1,995)
Net gain (loss) on financial instruments	695	(7,378)	9,402	37,797
Debt issuance costs	—	—	—	(6,505)
Other non-service components of retiree benefit costs, net	4,635	4,457	15,411	13,370
Loss from non-consolidated affiliate	(954)	(1,147)	(5,577)	(1,365)
Pre-tax earnings from continuing operations	$64,924	$81,241	$199,259	$240,569
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	September 30,	December 31,
	2022	2021
Assets:
CAM	$2,427,780	$2,218,012
ACMI Services	959,801	872,311
All other	137,584	177,012
Total	$3,525,165	$3,267,335
During the first nine months of 2022, the Company had capital expenditures for property and equipment of $69.8 million and $378.3 million for ACMI Services and CAM, respectively.

NOTE O—DISCONTINUED OPERATIONS
The Company's results of discontinued operations consist primarily of changes in liabilities related to self-insurance reserves for medical expenses and wage loss for former employees previously associated with ABX's former hub operations. For the nine month ended September 30, 2022 and 2021, pre-tax earnings from discontinued operations were $2.2 million and $3.1 million, respectively.

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
At September 30, 2022, we owned 110 Boeing aircraft that were in revenue service. We also owned fourteen Boeing 767-300 aircraft and seven Airbus 321-200 aircraft either already undergoing or awaiting induction into the freighter conversion process at September 30, 2022. In addition to these aircraft, we leased four passenger aircraft from third parties and operated ten freighter aircraft provided by customers for whom we provide services under CMI agreements.

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
Revenues from our commercial arrangements with ASI comprised approximately 34% and 35% of our consolidated revenues during the nine month periods ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we leased 42 Boeing 767 freighter aircraft to ASI with lease expirations between 2023 and 2031 and we operate those aircraft for ASI. The aircraft lease terms typically range from 5 to 10 years. We operate six other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.
DHL comprised 12% and 13% of our consolidated revenues during the nine month periods ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we leased 14 Boeing 767 freighter aircraft to DHL comprised of three Boeing 767-200 aircraft and eleven Boeing 767-300 aircraft, with expirations between 2023 and 2029. Under a separate CMI agreement, we operate ten of the Boeing 767 aircraft that DHL leases from the Company and two Boeing 767 aircraft that DHL provides. We provide DHL with scheduled maintenance services under the agreement which is subject to renewal in May of 2028. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its network. We also provide additional air cargo transportation services for DHL through ACMI agreements in which we provide the aircraft, crews, maintenance and insurance under a single contract. Further, beginning in third quarter of 2022, we began to operate the first two of four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August of 2027.
The DoD comprised 29% and 26% of our consolidated revenues during the nine month periods ended September 30, 2022 and 2021 respectively, derived primarily from operating passenger and combi charter flights. We utilize our fleet of fourteen passenger aircraft to operate troop movement flights for the DoD. We also operate our four combi aircraft for the DoD, which are capable of simultaneously carrying cargo and passengers on the main deck. We have been providing services to the DoD since the 1990’s, typically under one year agreements.

RESULTS OF OPERATIONS
Revenue and Earnings Summary
External customer revenues from continuing operations increased by $51.0 million, or 11%, to $516.9 million and $260.5 million, or 21%, to $1,512.4 million during the first three and nine months of 2022 compared to the same periods in 2021. Customer revenues increased during the first nine months of 2022, particularly for contracted airline services, aircraft leasing and aviation fuel sales, compared to the previous year's period. Nine additional aircraft have been placed under customer leases since October 1, 2021.
Consolidated net earnings from continuing operations were $50.2 million and $154.2 million for the three and nine month periods ended September 30, 2022, respectively, compared to $62.4 million and $184.5 million for the corresponding periods of 2021. The pre-tax earnings from continuing operations were $64.9 million and $199.3 million for the three and nine month periods ended September 30, 2022, respectively, compared to $81.2 million and $240.6 million for the corresponding periods of 2021. Earnings were affected by the following specific events and certain adjustments that do not directly reflect our underlying operations among the periods presented.
•Pre-tax earnings from continuing operations included net gains of $0.7 million and $9.4 million for the three and nine month periods ended September 30, 2022, respectively for gains related to the repurchase of debt as well as financial instrument valuations, including warrant obligations granted to Amazon. This compares to pre-tax net losses for remeasurement of financial instruments of $7.4 million and gains of $37.8 million for the corresponding periods of 2021.
•Pre-tax earnings from continuing operations were reduced by $5.8 million and $17.4 million for the three and nine month periods ended September 30, 2022, respectively, for the amortization of customer incentives given to Amazon in the form of warrants, compared to $5.8 million and $17.3 million for the corresponding periods of 2021.
•Pre-tax earnings from continuing operations included gains of $4.6 million and $15.4 million for the three and nine month periods ended September 30, 2022, respectively, for non-service components of retiree benefit plans compared to net gains of $4.5 million and $13.4 million for the corresponding periods of 2021.
•Pre-tax earnings from continuing operations included losses of $1.0 million and $5.6 million for the three and nine month periods ended September 30, 2022, respectively, for the Company's share of joint venture results, including engineering costs to development aircraft modifications, compared to losses of $1.1 million and $1.4 million for the corresponding periods of 2021.
•Pre-tax earnings for the nine month period September 30, 2021 included a one-time charge of $6.5 million to write-off debt issuance costs in conjunction with the restructuring of the Company's debt obligations.
•During the three and nine months period ended September 30, 2021, the Company recognized $30.3 million and $96.6 million, respectively, of government grants from the CARES Act, PSP Extension Law and the American Rescue Plan. No government grants were recognized during the nine month period ended September 30, 2022.
•Pre-tax earnings from continuing operations included losses of $1.0 million, net of related insurance recoveries, for both the three and nine month periods ended September 30, 2022, for the costs of employee coverage, property damage, clean-up and repairs which occurred as a direct result of a foam release after a hangar's fire suppression system malfunctioned.
After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $67.3 million and $198.4 million for the three and nine month periods ended September 30, 2022, respectively, compared to $60.8 million and $117.9 million for the corresponding periods of 2021. Improved results were driven by additional aircraft leases to external customers, an increase in the number of freighter aircraft we operate and more block hours flown for customers compared to the previous year's periods.

A summary of our revenues and pre-tax earnings from continuing operations as well as a reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$114,526	$97,960	$341,164	$279,813
Lease incentive amortization	(5,030)	(5,029)	(15,089)	(15,011)
Total CAM	109,496	92,931	326,075	264,802
ACMI Services	357,375	330,906	1,034,963	851,338
Other Activities	108,423	90,292	318,837	281,226
Total Revenues	575,294	514,129	1,679,875	1,397,366
Eliminate internal revenues	(58,378)	(48,174)	(167,431)	(145,451)
Customer Revenues	$516,916	$465,955	$1,512,444	$1,251,915

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$36,975	$28,502	$111,587	$72,518
ACMI Services, inclusive of government grants and interest expense	25,265	58,225	69,267	124,246
Other Activities	(1,182)	(1,047)	560	2,503
Net unallocated interest expense	(510)	(371)	(1,391)	(1,995)
Net financial instrument re-measurement gain (loss)	695	(7,378)	9,402	37,797
Other non-service components of retiree benefits costs, net	4,635	4,457	15,411	13,370
Loss from non-consolidated affiliate	(954)	(1,147)	(5,577)	(1,365)
Debt issuance cost	—	—	—	(6,505)
Pre-Tax Earnings from Continuing Operations	64,924	81,241	199,259	240,569
Add other non-service components of retiree benefit costs, net	(4,635)	(4,457)	(15,411)	(13,370)
Less government grants	—	(30,322)	—	(96,626)
Add charges for non-consolidated affiliates	954	1,147	5,577	1,365
Add lease incentive amortization	5,822	5,798	17,442	17,295
Add net (gain) loss on financial instruments	(695)	7,378	(9,402)	(37,797)
Add net charges for hangar foam incident	960	—	960	—
Add debt issuance cost	—	—	—	6,505
Adjusted Pre-Tax Earnings from Continuing Operations	$67,330	$60,785	$198,425	$117,941

Adjusted pre-tax earnings from continuing operations, a non-GAAP measure, is pre-tax earnings from continuing operations excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses from financial instrument valuations including warrants issued to Amazon; (iii) customer incentive amortization; and (iv) the start-up costs and expenses of a non-consolidated joint venture. We exclude these items when calculating adjusted pre-tax earnings because they are distinctly different in their predictability or not closely related to our on-going operating activities. We also excluded the recognition of government grants and charges, net of related insurance recoveries, resulting from the malfunction of a fire suppression system in an aircraft maintenance hangar, from adjusted earnings to improve comparability between periods. Management uses adjusted pre-tax earnings from continuing operations to compare the performance of core operating results between periods. Presenting this measure provides management and investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted pre-tax earnings from continuing operations should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
The Company's earnings for the reported periods were impacted by the fair value re-measurement of the Amazon warrants classified in liabilities at the end of each reporting period, customer incentive amortization and the related income tax effects. The fair value of the warrants issued or issuable to Amazon were recorded as a customer incentive asset and are amortized against revenues over the duration of the aircraft leases. Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for financial instruments. For additional information about the warrants issued to Amazon, see the accompanying notes to the financial statements included in this report.
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of September 30, 2022 and December 31, 2021. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At September 30, 2022, we owned fourteen Boeing 767-300 aircraft and seven Airbus A321-200 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first nine months of 2022 is summarized below:
•CAM completed the modification of five Boeing 767-300 freighter aircraft purchased in the previous year. The aircraft are leased to external customers under multi-year leases. Two of the aircraft are being operated by ABX for the customer.
•CAM purchased six Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2023.
•OAI returned one Boeing 767-300 passenger aircraft to CAM. CAM expects to modify this aircraft into a standard freighter configuration and lease it to an external customer in 2023.
•CAM purchased six Airbus A321-200 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2023.
•ATI began to operate two customer-provided Boeing 767-300 freighter aircraft.
•ABX began to operate two customer-provided Boeing 767-300 freighter aircraft.
•An external customer returned one Boeing 767-200 freighter aircraft to CAM. That aircraft has currently been removed from service.

	September 30, 2022			December 31, 2021
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	5	25	30	5	26	31
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	2	64	66	2	59	61
Boeing 767-300 Passenger	5	—	5	6	—	6
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4
Total	21	89	110	22	85	107
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2
Boeing 767-300 Freighter	8	—	8	4	—	4
Total	14	—	14	10	—	10
Other aircraft
Owned Boeing 767-300 under modification	—	14	14	—	12	12
Owned Airbus A321-200 under modification	—	7	7	—	1	1
Owned Boeing 767 available or staging for lease	—	1	1	—	1	1
As of September 30, 2022, ABX, ATI and OAI were leasing 21 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 25 externally leased Boeing 767-200 freighter aircraft, 12 were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX, two were leased to DHL and were being operated by a DHL-affiliated airline and ten were leased to other external customers. Of the 64 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ATI, nine were leased to DHL and operated by ABX, two were leased to DHL and are being operated by a DHL-affiliated airline and 23 were leased to other external customers. The carrying values of the total in-service fleet as of September 30, 2022 and December 31, 2021 were $1,722.9 million and $1,693.0 million, respectively.
CAM Segment
CAM added nine Boeing 767-300 freighter aircraft to its portfolio since October 1, 2021. CAM grew its revenues by $16.6 million and $61.3 million during the first three and nine months of 2022, respectively, compared to the same periods in 2021.
As of September 30, 2022 and 2021, CAM had 89 and 82 aircraft under lease to external customers, respectively. Revenues from external customers totaled $80.0 million and $237.5 million for the three and nine months periods ended September 30, 2022, respectively, compared to $71.1 million and $198.5 million for the corresponding periods of 2021. Since October 1, 2021, CAM placed nine more Boeing 767-300 aircraft with external customers under long-term leases. Additionally, in October of 2021, CAM began to offer engine power coverage to lessees of CAM's General Electric powered Boeing 767-200 aircraft. Under this service, CAM is responsible for providing and maintaining engines for its lease customers as needed through a pool of engines. Revenues from external customers increased $6.7 million and $17.7 million for the three and nine months ended September 30, 2022 compared to the corresponding periods in 2021 for this engine service. Additionally, CAM generates earnings from the lease of spare engines and the sale of spare aircraft parts. CAM's revenues from the Company's airlines totaled $29.5 million and $88.6 million for the three and nine month periods ended September 30, 2022, compared to $21.9 million and $66.3 million for the corresponding periods in 2021.

CAM's pre-tax earnings from continuing operations, inclusive of internally allocated interest expense, were $37.0 million and $111.6 million for the three and nine month periods ended September 30, 2022 compared to $28.5 million and $72.5 million for the corresponding periods in 2021. Increased pre-tax earnings reflect the nine aircraft placed into service since October 1, 2021 and decreases in internally allocated interest expense of $1.5 million and $6.5 million for the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021 due to lower company-wide interest expense and debt. Additionally, CAM generates earnings from the lease of spare engines and the sale of spare aircraft parts.Increased pre-tax earnings were offset by increased depreciation of $7.8 million and $23.6 million for the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021 driven by the addition of aircraft.
In addition to the 14 Boeing 767-300 aircraft and seven Airbus A321-200 aircraft which were in the modification process at September 30, 2022, CAM has agreements to purchase seventeen more Boeing 767-300 aircraft, two more Airbus A321-200 aircraft and six Airbus A330 aircraft through 2024. CAM's future operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the timeframes required by customers. During the fourth quarter of 2022, we expect to lease to external customers at least three more newly modified Boeing 767-300 freighters and re-deploy one Boeing 767-200 freighter. CAM's future operating results will also depend on the timing and lease rates under which aircraft are redeployed when leases expire. Additionally, CAM's future operating results from engine power services will depend upon engine cycles operated, the number of engine overhauls and the severity of unscheduled maintenance events.
ACMI Services
Total revenues from ACMI Services increased $26.5 million and $183.6 million during the three and nine month periods ended September 30, 2022, respectively, compared with the corresponding periods of 2021. Increased revenues for 2022 reflected a 16% increase in block hours flown for DoD troop movements particularly to Europe for the nine month period ended September 30, 2022, respectively, compared to the corresponding period in 2021, as well as ten additional freighter aircraft added to operations compared to the third quarter of 2021, including six more customer-provided aircraft that are not owned by CAM. Revenues also increased due to fuel expenses that are billed through to the DoD and charter customers. The customer fuel portion of ACMI Services revenue increased approximately $12.6 million and $55.8 million during the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021. As of September 30, 2022 and 2021, ACMI Services included 87 and 77 in-service aircraft, respectively. Total customer block hours increased 3% and 10% for the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021, reflecting increases in block hours flown for DHL and Amazon. Block hours for the DoD increased during the nine month period ended September 30, 2022 compared to the previous year, however we operated fewer block hours for the DoD during the third quarter of 2022 compared to 2021, when we supported the evacuation of military and civilian personnel from Afghanistan.
ACMI Services had pre-tax earnings of $25.3 million and $58.2 million for the three and nine month periods ended September 30, 2022, respectively, compared to $69.3 million and $124.2 million for the corresponding periods in 2021, inclusive of internally allocated interest expense and the recognition of pandemic-related government grants of $30.3 million and $96.6 million, respectively. Pre-tax earnings, excluding the recognition of government grants, for the three and nine month periods ended September 30, 2022 declined $2.6 million and improved $41.6 million, respectively, compared to the corresponding periods of 2021. The decline in earnings for the third quarter of 2022 reflects lower DoD block hours compared to the 2021 evacuation flights and increased operating expenses, particularly for flight crews and contracted maintenance services. Improved earnings for the nine month period of 2022 were a result of the increased number of aircraft in operations and more block hours compared to 2021. We experienced increased expense levels for crew premium pay and training, contract labor, aircraft positioning fuel and travel expenses compared to the prior year periods. Internally allocated interest expense decreased $1.0 million to $3.7 million and decreased $3.9 million to $9.7 million for the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021.
Future profitability levels for ACMI Services will depend on a number of factors, including the impact of increasing inflation, potential COVID-19 outbreaks, customer flight schedules, crew member productivity and pay, rising employee wages and benefits, aircraft maintenance schedules, the severity and frequency of unscheduled maintenance events, the number of aircraft we operate and our ability to pass cost increases on to customers.

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
External customer revenues from all other activities increased $15.6 million and $38.1 million in the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021. Revenues from fuel sales were up $4.3 million and $17.7 million for the three and nine month periods ended September 30, 2022, respectively, while revenues from aircraft maintenance services increased $6.1 million and $15.4 million for the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021. Revenues from higher margin ground services increased $5.3 million and $4.9 million for the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods during the prior year. Pre-tax earnings from other activities decreased by $0.1 million and $1.9 million for the three and nine month periods ended September 30, 2022, respectively, compared to the same periods last year. Lower earnings reflects disruptions to our aircraft hangar operations due to the malfunction of the fire suppression system, as well as the inflationary impacts, including the rising costs of labor, versus the previous year.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $21.9 million, or 15%, and $62.9 million, or 15% during the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021. While the number of total employees was flat compared to the previous year, salaries and wages have been impacted by higher wage rates, including more pilots, benefit costs, and more overtime pay.
Depreciation and amortization expense increased $5.5 million and $22.3 million during the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021. The increase reflects incremental depreciation for nine additional aircraft as well as additional depreciation expense for engines that are now being serviced and maintained by CAM under engine power coverage arrangements. We expect depreciation expense to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.
Maintenance, materials and repairs expense decreased by $2.2 million and $15.0 million during the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021. Maintenance expense for the three and nine month periods ended September 30, 2021 included $8.8 million and $27.2 million, respectively, for an engine power-by-the-cycle ("PBC") agreement that expired in September 2021. We are now maintaining these engines through time and material agreements with engine maintenance providers to replace the expired PBC agreement. The decline in PBC expense was offset by increases driven by increased flight operations. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $18.4 million and $84.9 million during the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. Fuel expense increased due to the additional block hours for the DoD and due to increases in the price per gallon of aviation fuel compared to the previous year. Aviation fuel rates increased approximately 70% and 58% per gallon for the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services decreased

$3.3 million and increased $1.5 million during the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021. Contracted ground and aviation services vary with the level of passenger airline operations. Declines in these expense for the third quarter of 2022 correspond with the decline in passenger block hours compared to the third quarter of 2021. The increases for the year correspond to increased flying volume.
Travel expense increased by $4.9 million and $20.7 million during the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021. In addition to the increased number of crew member and flying volumes, travel expense increased due to significantly higher airfares and hotels rates compared to a year ago.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.2 million and $2.7 million during the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021, driven by increased flying volumes for our customers' express cargo networks.
Other operating expenses increased by $0.6 million and $9.6 million during the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021. Other operating expenses include professional fees, employee training, utilities, commission expense to our CRAF team for DoD revenues and other expenses.
Operating results included a pre-tax expense credit of $30.3 million and $96.6 million during the three and nine month periods ended September 30, 2021, respectively, to recognize grants received from the U.S. government under the CARES Act, PSP Extension Law and the American Rescue Plan. For additional information about these grants, see Note H of the unaudited condensed consolidated financial statements included in this report.
Non-Operating Income, Adjustments and Expenses
Interest expense decreased by $2.3 million and $11.0 million for the three and nine months ended September 30, 2022 compared to the corresponding periods for 2021. Interest expense declined primary due to the adoption of Accounting Standards Update ("ASU") No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" and the effects of interest rates swaps. See Note G for additional information about the interest rate swaps. ASU No.2020-06 resulted in the elimination of the discount on the convertible notes and accordingly the reduction of discount amortization to interest expense. See Note A for additional information about ASU No. 2020-06. We expect interest expense to increase in future periods due to increases in our revolver balances as we expand CAM's fleet and increased interest rates which are derived from our Senior Credit Agreement.
During the second quarter of 2022 the company repurchased $120.0 million of its Senior Notes par value in the open market resulting in a net pre-tax gain of $4.5 million, net of fees, which was recorded under net gain on financial instruments on the income statement during the corresponding period. The Company recorded unrealized pre-tax gains on financial instrument re-measurements of $0.7 million and $9.4 million for the three and nine month periods ended September 30, 2022, compared to pre-tax losses of $7.4 million and gains of $37.8 million for the corresponding periods in 2021. The pre-tax gains for 2022 are primarily a result of the impact of higher market interest rates on the interest rate derivatives that we held. (See Note G for additional information about the interest rate derivatives.). The pre-tax gains for 2021 are primarily a result of re-valuing the stock warrants granted to Amazon. The warrant values generally increase or decrease with corresponding increases or decreases in the ATSG share price during the measurement period. Additionally, the value of certain warrants depends partially on the probability that such warrants will vest upon the execution of aircraft leases. Increases in the probability of warrants vesting results in higher liabilities and losses. In December 2021, most of the outstanding warrants were reclassified from liabilities to paid in capital and are no longer subject to periodic reevaluation. (See Note C for additional information about the Amazon warrants.)
Non service components of retiree benefits resulted in net gains of $4.6 million and $15.4 million for the three and nine month periods ended September 30, 2022 compared to net gains of $4.5 million and $13.4 million for the corresponding periods of 2021. The non service component gain and losses of retiree benefits are determined by actuaries and include the amortization of unrecognized gains and losses stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.

The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2022 have been estimated utilizing a 23% rate based upon year-to-date income projected results for the full year. The recognition of discrete tax items such as the conversion of employee stock awards, officer compensation, the issuance of stock warrants and other items have an impact on the effective rate during a period.
The effective rate from continuing operations for both the three and nine month periods ended September 30, 2022 was 23%. The effective tax rate is affected by the discrete tax items in which expense and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurement, incentive amortizations and the other adjustments for adjusted pre-tax earnings from continuing operations (see items in the table above) was 23% for both the three and nine month periods ended September 30 2022, respectively. The effective tax rate before including the effects of the warrants was 24% for both the three and nine month periods ended September 30, 2021.
Discontinued Operations
The financial results of discontinued operations primarily reflect workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Gains related to the former sorting operations were $2.2 million for the first nine months of 2022, compared to $3.1 million for the corresponding period of 2021. Gains during 2022 and 2021 were primarily a result of reductions in self-insurance reserves for former employee benefit claims.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $398.1 million and $429.2 million for the nine month periods ended September 30, 2022 and 2021, respectively. Cash flows from operating activities included $83.0 million from government payroll support programs during the first nine months of 2021. The decrease in government grant support was offset by improved cash flows generated from additional aircraft leases to customers and increased operating levels under the ACMI Services segment. Cash flows from operations can vary among periods depending on the timing of customer payments received as well as vendor payments we make at the end of a period. Cash outlays for pension contributions were $1.5 million and $1.8 million for the first nine months of 2022 and 2021, respectively.
Capital spending levels were substantially the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $448.4 million and $428.1 million in the first nine months of 2022 and 2021, respectively. Capital expenditures in the first nine months of 2022 included $303.0 million for the acquisition of six Boeing 767-300 aircraft, six Airbus A321-200 aircraft and freighter modification costs; $135.0 million for required heavy maintenance; and $10.4 million for other equipment. Capital expenditures in the first nine months of 2021 included $278.5 million for the acquisition of 14 Boeing 767-300 aircraft, one Airbus A321-200 aircraft and freighter modification costs; $140.9 million for required heavy maintenance; and $8.7 million for other equipment.
During the first nine months of 2022 and 2021, we contributed $16.5 million and $2.5 million, respectively, to our two joint-ventures. Our joint-venture with Precision Aircraft Solutions, LLC, developed a passenger-to-freighter conversion program for Airbus A321-200 aircraft and our joint-venture with GA Telesis Engine Services, LLC will provide engine tear-down services to harvest and sell engine parts.
Net cash provided by financing activities was $47.8 million and $7.6 million for the nine months ended September 30, 2022 and 2021, respectively. During the first nine months of 2022, we made debt payments of $345.5 million, we drew $510.0 million from the revolving credit facility and we paid $115.2 million to retire Senior Notes. During the first nine months of 2021, we made debt principal payments of $1,758.0 million and we drew $1,430.6 million from the revolving credit facility. During the first nine months of 2021, we received $207 million in proceeds from the issuance of Additional Senior Notes as well as received $132 million from Amazon for the exercise of warrants for the Company's stock.

Commitments
As of September 30, 2022, the Company had 21 aircraft that were in or awaiting modification to a freighter configuration. Additionally, we placed non-refundable deposits and have agreements to purchase 17 more Boeing 767-300 passenger aircraft, two more Airbus 321-200 and six Airbus A330 aircraft through 2024. We expect to purchase additional aircraft for modification in 2023. The Company outsources a significant portion of the aircraft freighter modification process to non-affiliated third parties. The modification process primarily consists of the installation of a standard cargo door and loading system. We estimate that total capital expenditures for 2022 will be approximately $625 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by aircraft acquisitions, maintenance and modification processes.
Liquidity
At September 30, 2022, the Company had $54.5 million of cash balances and $259.7 million available from the unused portion of the revolving credit facility under its Senior Credit Agreement as described in Note F of the accompanying financial statements. We expect our operations to continue to generate significant net cash in-flows after deducting required spending of approximately $195 million for heavy maintenance and other sustaining capital expenditures during fiscal year 2022. To expand our fleet, we estimate that capital expenditures for aircraft purchases and freighter modifications will total $430 million for fiscal year 2022. We believe that the Company's current cash balance, forecasted cash flows provided from its customer leases and operating agreements, combined with borrowing availability under its Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months. In October 2022, we amended the Senior Credit Agreement. See Note F for additional information.
Continued global disruptions in supply chains and labor shortages may delay aircraft modification projects, pushing contractual obligations into later periods, and could have an impact on the projected amount of capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There were no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal quarter ended September 30, 2022 that has materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
As disclosed in Note H of this report, on August 7, 2022 the fire suppression system discharged at one of our aircraft maintenance hangars in Wilmington, Ohio, impacting employees, three aircraft, and equipment in and around the hangar. We expect that employee claims, property and equipment damage, customer claims and certain costs of business interruption will be covered by insurance, subject to customary deductibles and policy limits. However, our operating results may be impacted by losses and liabilities that are not covered by our insurance. Additionally, property losses will be recognized as they become known to us and related expenses as they are incurred, however insurance proceeds may not be recognized until later periods. As a result, the impact on our earnings may vary from period to period. The timeframes needed to return all aircraft and engines to operating condition are not known at this time. If some or all of these assets remain inoperable for an extended period of time, our operating results could be negatively impacted.
Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 5, 2014, the Board of Directors of ATSG authorized the repurchase of up to $50.0 million of ATSG's outstanding common stock. In May 2016, the Board of Directors amended the Company's common stock repurchase program to increase the maximum repurchase amount from $50.0 million to $100.0 million. In February 2018, the Board of Directors increased the repurchase authorization from $100.0 million to $150.0 million (less amounts previously repurchased). The authorization does not require the repurchase of a specific number of shares or establish a time frame for any repurchase and the Board of Directors may terminate the repurchase program at any time. Repurchases may be made from time to time in the open market or in privately negotiated transactions. There is no expiration date for the repurchase program. There were no repurchases made during the third quarter of 2022. As of September 30, 2022, the Company had repurchased 6,592,349 shares and the maximum dollar value of shares that could then be purchased under the program was $61.3 million.
The share repurchase program was suspended until the CARES Act, PSP Extension Law and American Rescue Plan restrictions on the repurchase of shares lapsed after September 30, 2022. For more information, see Note H of the accompanying consolidated financial statements in this report.

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

Material Contracts

10.1	Summary of the Key Terms and Conditions of the Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (1)

10.2	Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (1)

10.3	Letter agreement setting out a compensation arrangement between Mike Berger, Chief Commercial Officer, and Air Transport Services Group, Inc., dated May 10, 2022. (2)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

____________________

(1)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 1, 2022.
(2)Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 9, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	November 9, 2022

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 9, 2022	and Principal Accounting Officer)