Form 10-Q
period 2023-03-31
Air Transport Services Group, Inc.
filed 2023-05-10
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of May 10, 2023, there were 71,575,846 shares of the registrant’s common stock outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

2

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Form 10-Q") should be read in conjunction with the audited consolidated financial statements and notes thereto of Air Transport Services Group, Inc. ("ATSG") included in ATSG's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on March 1, 2023 ("2022 Form 10-K").
The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding ATSG at www.sec.gov. Additionally, ATSG's filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, are available free of charge from our website at www.atsginc.com as soon as reasonably practicable after filing with the SEC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2, contains forward-looking statements, within the meaning of Act. Except for historical information contained in this Form 10-Q, the matters discussed herein contain forward-looking statements that involve risks and uncertainties. Such statements are provided under the “safe harbor” protection of the Act.
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
A number of important factors could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to: (i) unplanned changes in the market demand for its assets and services, including the loss of customers or a reduction in the level of services it performs for customers; (ii) its operating airlines’ ability to maintain on-time service and control costs; (iii) the cost and timing with respect to which it is able to purchase and modify aircraft to a cargo configuration; (iv) fluctuations in the Company’s traded share price and in interest rates, which may result in mark-to-market charges on certain financial instruments; (v) the number, timing, and scheduled routes of its aircraft deployments to customers; (vi) its ability to remain in compliance with key agreements with customers, lenders and government agencies; (vii) the impact of current supply chain constraints both within and outside the Unites States, which may be more severe or persist longer than it currently expects; (viii) the impact of a competitive labor market, which could restrict its ability to fill key positions; (ix) changes in general economic and/or industry-specific conditions, including inflation; and (x) the impact of geographical events or health epidemics such as the COVID-19 pandemic. Other factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements are discussed in “Risk Factors” in Item 1A to the 2022 Form 10-K and are contained from time to time in ATSG’s other filings with the SEC, including its annual reports on Form 10-K and quarterly reports on Form 10-Q.
Readers should carefully review this Form 10-Q and should not place undue reliance on the Company’s forward-looking statements. The forward-looking statements were based on information, plans and estimates as of the date of this Form 10-Q. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect it. Except as may be required by applicable law, the Company undertakes no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. The Company does not endorse any projections regarding future performance that may be made by third parties.

CERTAIN DEFINED TERMS IN THIS FORM 10-Q
ATSG and its subsidiaries may sometimes be referred to in this Form 10-Q individually or collectively as the “Company,” “we,” “our,” or “us.” ATSG’s outstanding common stock, par value $0.01 per share, is referred to in this Form 10-Q as “common stock,” “common shares,” “stock” or “shares.”

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$89,602	$27,134
Accounts receivable, net of allowance of $1,053 in 2023 and $939 in 2022	227,122	301,622
Inventory	57,727	57,764
Prepaid supplies and other	33,555	31,956
TOTAL CURRENT ASSETS	408,006	418,476
Property and equipment, net	2,553,674	2,402,408
Customer incentive	73,828	79,650
Goodwill and acquired intangibles	490,088	492,642
Operating lease assets	66,329	74,070
Other assets	110,354	122,647
TOTAL ASSETS	$3,702,279	$3,589,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$218,218	$192,992
Accrued salaries, wages and benefits	60,272	56,498
Accrued expenses	11,371	12,466
Current portion of debt obligations	642	639
Current portion of lease obligations	22,524	23,316
Unearned revenue and grants	33,784	21,546
TOTAL CURRENT LIABILITIES	346,811	307,457
Long term debt	1,544,454	1,464,285
Stock obligations	1,509	695
Post-retirement obligations	33,702	35,334
Long term lease obligations	44,727	51,575
Other liabilities	56,020	62,861
Deferred income taxes	260,989	255,180
TOTAL LIABILITIES	2,288,212	2,177,387
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 71,451,610 and 72,327,758 shares issued and outstanding in 2023 and 2022, respectively	715	723
Additional paid-in capital	964,026	986,303
Retained earnings	549,023	528,882
Accumulated other comprehensive loss	(99,697)	(103,402)
TOTAL STOCKHOLDERS’ EQUITY	1,414,067	1,412,506
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,702,279	$3,589,893

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
REVENUES	$501,095	$485,860
OPERATING EXPENSES
Salaries, wages and benefits	176,715	161,762
Depreciation and amortization	84,728	82,071
Maintenance, materials and repairs	43,833	35,709
Fuel	66,755	60,358
Contracted ground and aviation services	17,788	18,331
Travel	29,553	24,199
Landing and ramp	4,124	4,578
Rent	8,112	6,663
Insurance	2,548	2,552
Other operating expenses	19,516	19,843
	453,672	416,066
OPERATING INCOME	47,423	69,794
OTHER INCOME (EXPENSE)
Interest income	215	9
Non-service component of retiree benefit (loss) gains	(3,218)	5,388
Net (loss) gain on financial instruments	(1,740)	2,696
Loss from non-consolidated affiliate	(406)	(1,403)
Interest expense	(15,705)	(11,399)
	(20,854)	(4,709)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	26,569	65,085
INCOME TAX EXPENSE	(6,428)	(15,289)
EARNINGS FROM CONTINUING OPERATIONS	20,141	49,796
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—
NET EARNINGS	$20,141	$49,796

BASIC EARNINGS PER SHARE
Continuing operations	$0.28	$0.67
Discontinued operations	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.28	$0.67

DILUTED EARNINGS PER SHARE
Continuing operations	$0.25	0.57
Discontinued operations	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.25	0.57

WEIGHTED AVERAGE SHARES
Basic	71,802	73,888
Diluted	83,057	88,744

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
NET EARNINGS	$20,141	$49,796
OTHER COMPREHENSIVE INCOME:
Defined Benefit Pension	3,705	242
Defined Benefit Post-Retirement	—	9

TOTAL COMPREHENSIVE INCOME, net of tax	$23,846	$50,047

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2021	74,142,183	$741	$1,074,286	$309,430	$(62,080)	$1,322,377
Stock-based compensation plans
Grant of restricted stock	110,400	1	(1)	—	—	—
Issuance of common shares, net of withholdings	85,343	1	(1,351)	—	—	(1,350)
Forfeited restricted stock	(700)	—	—	—	—	—
Cumulative effect in change in accounting principle			(39,559)	20,871		(18,688)
Amortization of stock awards and restricted stock	—	—	1,654	—	—	1,654
Total comprehensive income	—	—	—	49,796	251	50,047
BALANCE AT MARCH 31, 2022	74,337,226	$743	$1,035,029	$380,097	$(61,829)	$1,354,040

BALANCE AT DECEMBER 31, 2022	72,327,758	$723	$986,303	$528,882	$(103,402)	$1,412,506
Stock-based compensation plans
Issuance of common shares, net of withholdings	124,152	2	(1,555)	—	—	(1,553)
Forfeited restricted stock	(300)	—	—	—	—	—
Purchase of common stock	(1,000,000)	(10)	(22,127)	—	—	(22,137)
Amortization of stock awards and restricted stock	—	—	1,405	—	—	1,405
Total comprehensive income	—	—	—	20,141	3,705	23,846
BALANCE AT MARCH 31, 2023	71,451,610	$715	$964,026	549,023	(99,697)	$1,414,067

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net earnings from continuing operations	$20,141	$49,796
Net earnings from discontinued operations	—	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	90,936	88,245
Pension and post-retirement	4,745	324
Deferred income taxes	4,768	15,289
Amortization of stock-based compensation	1,405	1,654
Loss from non-consolidated affiliates	406	1,403
Net (gain) loss on financial instruments	1,740	(2,696)
Changes in assets and liabilities:
Accounts receivable	74,500	(11,265)
Inventory and prepaid supplies	(1,361)	(1,163)
Accounts payable	13,321	(5,037)
Unearned revenue	13,361	(1)
Accrued expenses, salaries, wages, benefits and other liabilities	(4,643)	(3,782)
Pension and post-retirement balances	(2,452)	(6,582)
Other	(489)	(517)
NET CASH PROVIDED BY OPERATING ACTIVITIES	216,378	125,668
INVESTING ACTIVITIES:
Expenditures for property and equipment	(218,801)	(108,252)
Proceeds from property and equipment	9,860	76
Acquisitions and investments in businesses	(800)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(209,741)	(108,176)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(25,214)	(90,100)
Proceeds from revolving credit facilities	105,000	40,000
Payments for financing costs	(484)	—
Purchase of common stock	(21,918)	—
Withholding taxes paid for conversion of employee stock awards	(1,553)	(1,350)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	55,831	(51,450)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,468	(33,958)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,134	69,496
CASH AND CASH EQUIVALENTS AT END OF YEAR	$89,602	$35,538

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$11,652	$18,528
Federal and state income taxes paid	$60	$—
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$68,338	$61,460
See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF FINANCIAL STATEMENT PREPARATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
ATSG is a holding company whose subsidiaries lease aircraft and provide contracted airline operations as well as other support services mainly to the air transportation, e-commerce and package delivery industries.
The Company's leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company's airlines as well as to non-affiliated airlines and other lessees. The Company's airlines, ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”) and Omni Air International, LLC ("OAI") each have the authority, through their separate U.S. Department of Transportation ("DOT") and Federal Aviation Administration ("FAA") certificates, to transport cargo worldwide. The Company provides a combination of aircraft, crews, maintenance and insurance services for its customer's transportation network through crew, maintenance and insurance ("CMI") agreements and aircraft, crew, maintenance and insurance ("ACMI") agreements and through charter contracts in which aircraft fuel is also included. The Company's subsidiary, LGSTX Services, Inc. ("LGSTX") provides for the management of aircraft ground services.
In addition to its aircraft leasing and airline services, the Company offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers. These include aircraft maintenance and modification services, aircraft parts supply, equipment maintenance services and load transfer and package sorting services.
Basis of Presentation
The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with GAAP and such principles are applied on a basis consistent with the financial statements reflected in our 2022 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of the management, but actual results could differ materially from those estimates.
The accompanying unaudited condensed consolidated financial statements include the accounts of ATSG and its wholly-owned subsidiaries. Inter-company balances and transactions are eliminated. Investments in affiliates in which the Company has significant influence but does not exercise control are accounted for using the equity method of accounting. Under the equity method, the Company's share of the non-consolidated affiliate's income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment.
Accounting Standards Updates
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"). This new standard removes the separation models for convertible debt with cash conversion or beneficial conversion features. It eliminates the "treasury stock" method for convertible instruments and requires application of the “if-converted” method for certain agreements. The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective approach which resulted in the following adjustments:

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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill by reportable segment are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2022	$153,290	$234,571	$8,113	$395,974
Carrying value as of March 31, 2023	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2022	$9,000	$87,668	$96,668
Amortization	—	(2,552)	(2,552)
Carrying value as of March 31, 2023	$9,000	$85,116	$94,116
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangibles assets, including customer relationship and Supplemental Type Certificates ("STC") intangibles, over 4 to 17 remaining years.
Stock warrants issued to Amazon.com, Inc. (“Amazon”) (see Note C) as an incentive for a subsidiary of Amazon to lease aircraft from the Company are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligations and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2022	$79,650
Amortization	(5,822)
Carrying value as of March 31, 2023	$73,828
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
The carrying value of the joint ventures totaled $21.1 million and $18.9 million at March 31, 2023 and December 31, 2022, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the three month periods ending March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31,
	2023	2022
Customer	Percentage of Revenue
U.S. Department of Defense ("DoD")	29%	28%
Amazon	35%	34%
DHL	14%	11%
The accounts receivable from the Company's three largest customers as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Customer	Accounts Receivable
DoD	$83,145	$125,156
Amazon	70,946	86,607
DHL	16,801	19,644
DoD
The Company is a provider of cargo and passenger airlift services to the DoD. The Company's airlines are eligible to bid for military charter operations for passenger and cargo transportation through contracts awarded by the DoD. The airlines draw from the Company's fleet of Boeing 757 combi, Boeing 777 passenger, Boeing 767 passenger and Boeing 767 freighter aircraft for the DoD operations. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary "expansion" routes.
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of March 31, 2023, the Company leased 13 Boeing 767 freighter aircraft to DHL comprised of two Boeing 767-200 aircraft and eleven Boeing 767-300 aircraft, with expirations between 2023 and 2028. Further, beginning in third quarter of 2022, the Company began to operate four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August of 2027.
Amazon
The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for ASI, successor to Amazon.com Services, Inc., a subsidiary of Amazon, since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by LGSTX. As of March 31, 2023, the Company leased 42 Boeing 767 freighter aircraft to ASI with lease expirations between 2023 and 2031.
Amazon Investment Agreement
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement on March 8, 2016 (as amended, the “2016 Investment Agreement”) and a Stockholders Agreement on March 8, 2016. The 2016 Investment Agreement called for the Company to issue warrants in three tranches granting Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon the execution of the Investment Agreement and all of which are now fully vested, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, granted Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants vested on September 8, 2020, and granted Amazon the right to purchase an additional 0.5 million ATSG common shares to bring Amazon’s ownership, after the exercise in full of the three tranches of warrants, to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the 2016 Investment Agreement and after giving effect to the warrants granted. The exercise price of the 14.9 million warrants issued under the 2016 Investment Agreement was $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants were exercisable in accordance with their terms through March 8, 2021 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date).
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
On December 22, 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years, and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all ten of the 767-300 aircraft in 2020. In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018 (the "2018 Investment Agreement"). Pursuant to the 2018 Investment Agreement, Amazon was issued warrants for 14.8 million common shares of ATSG. This group of warrants will expire if not exercised within seven years from their issuance date, in December of 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The warrants have an exercise price of $21.53 per share.
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

Issued and outstanding warrants are summarized below as of March 31, 2023:

		Common Shares in millions
	Exercise price	Vested	Non-Vested	Expiration

2018 Investment Agreement	$21.53	14.8	0.0	December 20, 2025
2018 Investment Agreement	$20.40	7.0	0.0	December 20, 2025

Additionally, Amazon can earn additional warrants for up to 2.9 million common shares under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted for ASI’s commitment to any such future aircraft leases will have an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease.
For all outstanding warrants vested, Amazon may select a cashless conversion option. Assuming ATSG's stock price at the time of conversion is above the warrant exercise price, Amazon would receive fewer shares in exchange for any warrants exercised under the cashless option by surrendering the number of shares with a market value equal to the exercise price.
The Company resumed repurchases of its own shares during October 2022 in conjunction with the expiration of certain government restrictions stemming from the Coronavirus Aid, Relief and Economic Security Act. As the Company repurchases its own shares, Amazon has the option to sell shares of ATSG's common stock to the Company to maintain its ownership percentage of less than 19.9% of the Company's outstanding shares pursuant to the terms of the 2016 Investment Agreement, as amended. On October 7, 2022, Amazon sold 250,000 shares of ATSG's common stock back to the Company for cash of $5.9 million, pursuant to the terms of the 2016 Investment Agreement, as amended on March 5, 2021. Also on December 16, 2022, Amazon sold 260,000 shares of ATSG's common stock back to the Company for cash of $7.0 million. These transactions resulted in Amazon maintaining its ownership percentage of less than 19.9% of ATSG's outstanding common shares at the time.
The Company’s accounting for the warrants and the sale option have been determined in accordance with the financial reporting guidance for financial instruments. Warrants and the sale option are classified as liabilities and are marked to fair value at the end of each reporting period. The value of warrants is recorded as a customer incentive asset if it is probable of vesting at the time of grant and further changes in the fair value of warrant obligations are recorded to earnings. Upon a warrant vesting event, the customer incentive asset is amortized as a reduction of revenue over the duration of the related revenue contract.
As of March 31, 2023 and December 31, 2022, the Company's liabilities reflected warrants and Amazon sale options from the 2018 Amazon agreements having a fair value of $1.5 million and $0.7 million, respectively. During the three months ended March 31, 2023 and 2022, the re-measurements of warrants and sale options to fair value resulted in net non-operating losses of $0.8 million and $0.1 million before the effect of income taxes, respectively.
The Company's earnings in future periods will be impacted by the re-measurements of warrant fair value, sale option fair value, amortizations of the lease incentive asset and the related income tax effects. For income tax calculations, the value and timing of related tax deductions will differ from the guidance described above for financial reporting.

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
The fair value of the stock warrant obligations to Amazon resulting from aircraft leased to ASI were determined using a Black-Scholes pricing model which considers various assumptions, including ATSG's common stock price, the volatility of ATSG's common stock, the expected dividend yield, exercise price and the risk-free interest rate (Level 2 inputs). The fair value of the stock warrant obligations for unvested stock warrants, conditionally granted to Amazon for the execution of incremental, future aircraft leases, include additional assumptions including the expected exercise prices and the probabilities that future leases will occur (Level 3 inputs). The fair value of the sale option for Amazon to sell back shares to the Company under certain conditions was determined based on future share repurchase scenarios. Judgement was applied to determine the number of shares that would be repurchased by the Company at a certain price and the probability of each scenario. There is uncertainty regarding the future stock price at the time of repurchase which affects the magnitude of the gain or loss recognized (Level 3 inputs).
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2023	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$56,230	$—	$56,230
Total Assets	$—	$56,230	$—	$56,230
Liabilities
Interest rate swap	$—	$(249)	$—	$(249)
Sale option	—	—	(952)	$(952)
Stock warrant obligations	—	—	(557)	(557)
Total Liabilities	$—	$(249)	$(1,509)	$(1,758)

As of December 31, 2022	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$4,047	$—	$4,047
Interest rate swap	—	677	—	677
Total Assets	$—	$4,724	$—	$4,724
Liabilities
Stock warrant obligations	—	—	(695)	(695)
Total Liabilities	$—	$—	$(695)	$(695)
As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $82.0 million less than the carrying value, which was $1,545.1 million at March 31, 2023. As of December 31, 2022, the fair value of the Company’s debt obligations was approximately $48.3 million less than the carrying value, which was $1,464.9 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Flight equipment	$3,609,393	$3,506,134
Ground equipment	71,018	70,092
Leasehold improvements, facilities and office equipment	40,826	40,183
Aircraft modifications and projects in progress	565,638	445,633
	4,286,875	4,062,042
Accumulated depreciation	(1,733,201)	(1,659,634)
Property and equipment, net	$2,553,674	$2,402,408
CAM owned aircraft with a carrying value of $1,503.7 million and $1,474.6 million that were under lease to external customers as of March 31, 2023 and December 31, 2022, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Revolving credit facility	700,000	620,000
Senior notes	578,214	578,094
Convertible notes	257,169	256,903
Other financing arrangements	9,713	9,927
Total debt obligations	1,545,096	1,464,924
Less: current portion	(642)	(639)
Total long term obligations, net	$1,544,454	$1,464,285
The Company is a party to a syndicated credit agreement (as amended, the "Senior Credit Agreement") which includes the ability to execute term loans and a revolving credit facility. On October 19, 2022, the Company amended the Senior Credit Agreement. This amendment i) increased the aggregate amount of the revolving credit facility from $800 million to $1 billion, ii) extended the maturity date of the agreement from April 6, 2026 to October 19, 2027, iii) replaced LIBOR with SOFR as an interest rate benchmark, iv) reduced the collateral to outstanding loan ratio to 1.15:1.00 from 1.25:1:00, v) permits cash dividends and share repurchases provided the secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00, and removed the annual limitation on cash dividends and share repurchases which was $100 million.
The interest rate is a pricing premium added to SOFR based upon the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement. As of March 31, 2023, the unused revolving credit facility available to the Company at the trailing twelve-month EBITDA level was $387.9 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.
On March 1, 2023, the Company entered into an additional revolving credit facility domiciled in Ireland (the "Irish Facility"). The terms and conditions of the Irish Facility are similar to the Senior Credit Agreement in the U.S. The Irish Facility has a maximum capacity of $100.0 million, including a $7.5 million letter of credit sub-facility, and has the ability to be upsized using the same accordion feature that is present in the Senior Credit Agreement. The maturity date of the Irish Facility is the same as the Senior Credit Agreement.

On January 28, 2020, CAM completed a debt offering of $500.0 million in senior unsecured notes (the “Senior Notes”) that were guaranteed by ATSG and certain of its other subsidiaries. The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “1933 Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a fixed rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. On April 13, 2021, the Company, through a subsidiary, completed its offering of $200.0 million of additional notes ("Additional Notes") under the existing Senior Notes. The Additional Notes are fully fungible with the Senior Notes, treated as a single class for all purposes under the indenture governing the existing notes with the same terms as those of the existing notes (other than issue date and issue price).
During 2022, the Company repurchased Senior Notes having a principal value of $120.0 million in the open market at a 5.5% reducing the Senior Notes carrying value to $578.0 million. The Company recognized a net pre-tax gain of $4.5 million, net of fees, which was recorded under net gain of financial instruments on the income statement during the corresponding period.
The balance of the Senior Notes is net of debt issuance costs of $5.1 million and $5.4 million as of March 31, 2023 and December 31, 2022, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing SOFR or prime rates. At the Company's debt-to-EBITDA ratio as of March 31, 2023, the SOFR-based financing for the revolving credit facility bears a variable interest rate of 5.765%. The Senior Notes do not require principal payments until maturity but prepayments are allowed without penalty beginning February 1, 2025.
The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain certain collateral coverage ratios set forth in the Senior Credit Agreement. The Senior Credit agreement limits the amount of dividends the Company can pay and the amount of common stock it can repurchase to $100.0 million during any calendar year, provided the Company's total debt to EBITDA ratio is under 3.50 times and the secured debt to EBITDA ratio is under 3.0 times, after giving effect to the dividend or repurchase. The Senior Credit Agreement contains covenants, including a maximum permitted total EBITDA to debt ratio, a fixed charge covenant ratio requirement, and limitations on certain additional indebtedness and on guarantees of indebtedness. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.
In September 2017, ATSG issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 ("Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Convertible Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. The Convertible Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The Convertible Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. Conversion of the Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2017 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the Convertible Notes can require the Company to repurchase their notes for a cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest.
ATSG has the right to settle the Convertible Notes in cash, ATSG common shares or a combination of cash and ATSG common shares. The initial conversion rate is 31.3475 common shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the Convertible Notes) occurs, ATSG will, in certain circumstances, increase the conversion rate for a specified period of time.
In conjunction with the Convertible Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of the Company's common shares, 8.1 million shares and same strike price of $31.90, that underlie the Convertible Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to ATSG's common shares, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Convertible Notes. The Company's current intent and policy is to settle all Note conversions through a combination settlement which satisfies the principal amount of the Convertible Notes outstanding with cash.
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

	March 31, 2023	December 31, 2022
Principal value, Convertible Senior Notes, due 2024	$258,750	$258,750
Unamortized issuance costs	(1,581)	(1,847)
Convertible debt	$257,169	$256,903
In conjunction with the offering of the Convertible Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments. The amount received for these warrants and recorded in Stockholders' Equity in the Company’s consolidated balance sheets was $38.5 million. These warrants could result in 8.1 million additional shares of ATSG's common stock if the Company's traded market price exceeds the strike price, which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions. The warrants could have a dilutive effect on the computation of earnings per share to the extent the average traded market price of the Company's common shares for reporting periods exceeds the strike price.

NOTE G—DERIVATIVE INSTRUMENTS
The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (in thousands):

		March 31, 2023		December 31, 2022
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
March 31, 2023	2.425%	—	—	125,625	677
March 31, 2026	3.793%	50,000	(90)	—	—
March 31, 2026	3.836%	50,000	(159)	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in SOFR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a pre-tax loss on derivatives of $0.9 million and a gain of $2.8 million for the three months ending March 31, 2023 and 2022, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

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
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the three months ended March 31, 2023 and 2022, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $0.4 million and $2.9 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at March 31, 2023 and December 31, 2022 was 3.4% and 3.2%, respectively. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.2 years and 4.3 years as of March 31, 2023 and December 31, 2022, respectively.
For the three months ended March 31, 2023 and 2022, cash payments against operating lease liabilities were $6.6 million and $5.2 million, respectively. As of March 31, 2023, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2023	$18,975
2024	19,886
2025	12,840
2026	8,423
2027	4,194
2028 and beyond	8,650
Total undiscounted cash payments	72,968
Less: amount representing interest	(5,717)
Present value of future minimum lease payments	67,251
Less: current obligations under leases	22,524
Long-term lease obligation	$44,727
Purchase Commitments
The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of March 31, 2023, the Company owned eighteen Boeing 767-300 aircraft and nine Airbus A321-200 aircraft that were in or awaiting the modification process. As of March 31, 2023, the Company has agreements to purchase twelve more Boeing 767-300 passenger aircraft and five Airbus A330-300 passenger aircraft through 2024. As of March 31, 2023, the Company's commitments to acquire and convert aircraft totaled $583.9 million, including estimated payments of $200.5 million through the remainder of 2023 and the remaining payments through 2026. Actual conversion payments will be based on the achievement of progress milestones.
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
For the three months ended March 31, 2023 the Company recognized charges in operating income for property damages and repairs, net of recorded insurance recoveries of less than $0.1 million. Through March 31, 2023, the Company has incurred $7.2 million for losses resulting from the incident and recorded $6.1 million for insurance recoveries . Insurance receivables were $3.6 million and $2.8 million as of March 31, 2023 and December 31, 2022, respectively.
Guarantees and Indemnifications
Certain leases and agreements of the Company contain guarantees and indemnification obligations to the lessor, or one or more other parties that are considered reasonable and customary (e.g., use, tax and environmental indemnifications), the terms of which range in duration and are often limited. Such indemnification obligations may continue after expiration of the respective lease or agreement.
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
Employees Under Collective Bargaining Agreements
As of March 31, 2023, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.8%
ATI	Air Line Pilots Association	10.1%
OAI	International Brotherhood of Teamsters	6.9%
ATI	Association of Flight Attendants	0.7%
OAI	Association of Flight Attendants	7.7%

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
ABX measures plan assets and benefit obligations as of December 31 of each year. Information regarding ABX’s sponsored defined benefit pension plans and post-retirement healthcare plans follows below. The accumulated benefit obligation reflects pension benefit obligations based on the actual earnings and service to-date of current employees.
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the three months ended March 31, 2023 and 2022, are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2023	2022	2023	2022
Service cost	$—	$—	$13	$19
Interest cost	8,631	6,011	33	15
Expected return on plan assets	(10,192)	(11,738)	—	—
Curtailments and settlements	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	4,745	313	—	11
Net periodic benefit cost (income)	$3,184	$(5,414)	$46	$45
During the three month period ending March 31, 2023, the Company made contributions to the pension plans of $0.8 million . The Company expects to contribute an additional $0.5 million during the remainder of 2023.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2023 have been estimated utilizing a rate of 23.9% based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period.
As a result of these differences in which expenses and benefits for tax purposes are different than required by GAAP, the Company's effective tax rate for the first three months of 2023 was 24.2%. The final effective tax rate for the year 2023 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three months ended March 31, 2023 and 2022 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of January 1, 2022	(61,831)	(229)	(20)	(62,080)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	313	11	—	324
Income Tax (Expense) or Benefit	(71)	(2)	—	(73)
Other comprehensive income (loss), net of tax	242	9	—	251
Balance as of March 31, 2022	(61,589)	(220)	(20)	(61,829)
Balance as of January 1, 2023	(103,418)	36	(20)	(103,402)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	4,745	—	—	4,745
Income Tax (Expense) or Benefit	(1,040)	—	—	(1,040)
Other comprehensive income (loss), net of tax	3,705	—	—	3,705
Balance as of March 31, 2023	(99,713)	36	(20)	(99,697)

NOTE L—STOCK-BASED COMPENSATION
ATSG's Board of Directors has granted stock-based incentive awards to certain employees and board members pursuant to a long term incentive plan which was approved by the Company's stockholders in May 2005 and in May 2015. Employees have been awarded non-vested restricted stock, non-vested stock units with performance conditions, and non-vested stock units with market conditions. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the date of grant. The non-vested stock units will be converted into a number of ATSG common shares depending on performance and market conditions at the end of a specified service period, which is typically three years from the date of grant. The performance condition awards will be converted into a number of ATSG common shares based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of common shares depending on the appreciation of ATSG common shares compared to the Nasdaq Transportation Index. Board members have been granted time-based awards that vest after a period of twelve months. Under each of the stock-based incentive awards, the restrictions may lapse sooner than the stated settlement period upon (1) the participant's death or disability, (2) an employee participant's qualification for retirement or (3) a change in control, in the case of an employee participant under the 2015 long-term incentive plan, or a business combination, in the case of a director participant under the 2005 or 2015 long-term incentive plan. The Company expects to settle all of the stock unit awards by issuing new ATSG common shares. The table below summarizes award activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	929,205	$21.83	978,188	$17.49
Granted	—	—	285,867	35.45
Converted	(186,828)	20.87	(118,222)	24.69
Expired	—	—	—	—
Forfeited	(600)	36.93	(1,400)	22.22
Outstanding at end of period	741,777	$22.04	1,144,433	$21.23
Vested	298,928	$8.02	362,594	$10.20
For the three months ended March 31, 2023 and 2022, the Company recorded expense of $1.4 million and $1.7 million respectively, for stock-based incentive awards. At March 31, 2023, there was $6.7 million of unrecognized expense related to the stock-based incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of March 31, 2023, none of the awards were convertible, 298,928 units of the directors' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in the issuance of a maximum number of 904,302 additional outstanding shares of ATSG's common stock depending on service, performance and market results through December 31, 2025.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Earnings from continuing operations - basic	$20,141	$49,796
Gain from stock warrants revaluation, net of tax	$(108)	$—
Convertible debt interest charge, net of tax	$776	$760
Earnings from continuing operations - diluted	$20,809	$50,556

Denominator:
Weighted-average shares outstanding for basic earnings per share	71,802	73,888
Common equivalent shares:
Effect of stock-based compensation awards and warrants	3,144	6,745
Effect of convertible debt	8,111	8,111
Weighted-average shares outstanding assuming dilution	83,057	88,744
Basic earnings per share from continuing operations	$0.28	$0.67
Diluted earnings per share from continuing operations	$0.25	$0.57
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 226,149 shares and 392,039 shares of restricted stock for 2023 and 2022, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.

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

NOTE N—SEGMENT AND REVENUE INFORMATION
The Company operates in two reportable segments: CAM and ACMI Services. The CAM segment consists of the Company's aircraft and engine leasing operations. The ACMI Services segment consists of the Company's airline operations, including CMI agreements as well as ACMI, charter service and passenger service agreements that the Company has with its customers. The Company's aircraft maintenance services, aircraft modification services, ground services and other support services, are not large enough to constitute reportable segments and are combined in All other. Intersegment revenues are valued at arms-length market rates.
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Total revenues:
CAM	$112,044	$106,905
ACMI Services	334,127	330,090
All other	110,588	102,535
Eliminate inter-segment revenues	(55,664)	(53,670)
Total	$501,095	$485,860
Customer revenues:
CAM	$83,158	$76,691
ACMI Services	334,113	330,084
All other	83,824	79,085
Total	$501,095	$485,860
The Company's external customer revenues from other activities for the three months ended March 31, 2023, and 2022 are presented below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Aircraft maintenance, modifications and part sales	$42,073	$37,540
Ground services	23,665	25,101
Other, including aviation fuel sales	18,086	16,444
Total customer revenues	$83,824	$79,085

During the three month periods ending March 31, 2023 and 2022 the Company recognized $6.5 million and $3.5 million of non-lease revenue that was reported as deferred revenue at the beginning of the respective year. Current deferred revenue of $18.3 million and $17.0 million as of March 31, 2023 and December 31, 2022, respectively, for contracts with customers is derived from other activities as described above. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $0.0 million as of March 31, 2023 compared to $0.0 million as of December 31, 2022. Cash will be collected over the term of the multi-year agreement based on number cycles per period while revenue is recognized as parts are provided for engine maintenance services. This may result in a contract asset or liability based on the timing of engine maintenance services.
CAM's leases do not contain residual guarantees. Approximately 12% of CAM's leases to external customers contain purchase options at projected market values. As of March 31, 2023, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $207.9 million for the remainder of 2023, and $228.5 million, $205.3 million, $179.5 million and $147.3 million, respectively, for each of the next four years ending December 31, 2027 and $278.1 million thereafter. CAM's external customer revenues for non-lease activities were $6.7 million and $9.9 million during the first three months of 2023 and 2022 respectively for engine services and the sale of spare engine parts.
The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Depreciation and amortization expense:
CAM	$60,397	$56,291
ACMI Services	23,621	25,190
All other	710	590
Total	$84,728	$82,071
Interest expense
CAM	10,022	7,705
ACMI Services	4,958	3,378
Segment earnings (loss):
CAM	$34,200	$34,995
ACMI Services	(2,411)	22,165
All other	654	1,551
Net unallocated interest expense	(510)	(307)
Net gain (loss) on financial instruments	(1,740)	2,696
Other non-service components of retiree benefit costs, net	(3,218)	5,388
Loss from non-consolidated affiliate	(406)	(1,403)
Pre-tax earnings from continuing operations	$26,569	$65,085

The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	March 31,	December 31,
	2023	2022
Assets:
CAM	$2,641,972	$2,510,559
ACMI Services	886,055	921,522
All other	174,252	157,812
Total	$3,702,279	$3,589,893
During the first three months of 2023, the Company had capital expenditures for property and equipment of $17.1 million and $201.3 million for the ACMI Services and CAM, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") has been prepared with reference to the historical financial condition and results of operations of ATSG and its subsidiaries. The MD&A describes the principal factors affecting our results of operations, financial condition, cash flow, liquidity and capital resources. The MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this report and the audited consolidated financial statements and related notes prepared in accordance with GAAP contained in our 2022 Form 10-K.
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
We also provide other support services to our ACMI Services customers and other airlines by leveraging our knowledge and capabilities developed for our own operations over the years. Through our FAA certificated maintenance and repair subsidiaries, we provide aircraft maintenance and modification services and sell aircraft parts. We also provide mail sorting, parcel handling and logistical support to United States Postal Service (USPS) facilities and similar services to certain ASI hub and gateway locations in the United States. We provide maintenance for ground equipment, facilities and material handling equipment and we resell aviation fuel in Wilmington, Ohio. Additionally, we provide flight training services. The operations described in this paragraph do not constitute a separate reportable segment and are reported in “All other.”

At March 31, 2023, we owned 112 Boeing aircraft that were in revenue service. We also owned eighteen Boeing 767-300 aircraft and nine Airbus 321-200 aircraft either already undergoing or awaiting induction into the freighter conversion process at March 31, 2023. In addition to these aircraft, we leased four passenger aircraft from third parties and operated thirteen freighter aircraft provided by customers for whom we provide services under CMI agreements.
Customers
Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL. Revenues from our commercial arrangements with ASI comprised approximately 35% and 34% of our consolidated revenues during the three month periods ended March 31, 2023 and 2022 respectively. As of March 31, 2023, we leased 42 Boeing 767 freighter aircraft to ASI with lease expirations between 2023 and 2031 and we operate those aircraft for ASI. The aircraft lease terms typically range from 5 to 10 years. We operate seven other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.
DHL comprised 14% and 11% of our consolidated revenues during the three month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we leased 13 Boeing 767 freighter aircraft to DHL comprised of two Boeing 767-200 aircraft and eleven Boeing 767-300 aircraft, with expirations between 2023 and 2028. Ten of the 13 Boeing 767 aircraft were being operated by the Company's airlines for DHL. Additionally, we operated six Boeing 767 aircraft that were provided by DHL. In February 2022, the Company and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreement with DHL for ABX to operate aircraft through April 2028. The CMI agreement was expanded to include two additional 767 freighters.
The DoD comprised 29% and 28% of our consolidated revenues during the three month periods ended March 31, 2023 and 2022 respectively, derived primarily from operating passenger and combi charter flights. We utilize our fleet of fourteen passenger aircraft to operate troop movement flights for the DoD. We also operate our four combi aircraft for the DoD, which are capable of simultaneously carrying cargo and passengers on the main deck. We have been providing services to the DoD since the 1990’s, typically under one year agreements.

RESULTS OF OPERATIONS
Revenue and Earnings Summary
External customer revenues from continuing operations increased by $15.2 million, or 3%, to $501.1 million during the first three months of 2023 compared to the first three months of 2022. Customer revenues increased in 2023 for contracted airline services, charter flights, aircraft leasing and aviation fuel sales, compared to the previous year periods. Seven additional aircraft have been placed on customer leases since April 1, 2022.
The consolidated earnings from continuing operations were $20.1 million for the three months ended March 31, 2023 compared to $49.8 million for the first three months of 2022. The pre-tax earnings from continuing operations were $26.6 million for three months ended March 31, 2023 compared to $65.1 million for the first three months of 2022. Earnings were affected by the following specific events and certain adjustments that do not directly reflect our underlying operations among the periods presented. Pre-tax earnings from continuing operations:
•included losses of $1.7 million and net gains of $2.7 million for the three months ended March 31, 2023, and 2022, respectively, for financial instrument valuations, including instruments granted to Amazon.
•were also reduced by $5.8 million and $5.8 million for the three months ended March 31, 2023, and 2022, respectively, for the amortization of customer incentives given to Amazon in the form of warrants.
•included losses of $3.2 million and gains of $5.4 million for the three months ended March 31, 2023, and 2022, respectively, for settlement charges, curtailments and other non-service components of retiree benefit plans.
•included losses of $0.4 million and $1.4 million for the three months ended March 31, 2023, and 2022, respectively, our share of joint venture results, including engineering costs for the development of an aircraft modification for the Airbus A321.
•included losses of less than $0.1 million net of related insurance recoveries for the costs which occurred as a direct result of a foam release after a hangar's fire suppression system malfunctioned during 2022.

After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $37.8 million for three months ended March 31, 2023, compared to $64.2 million for the corresponding period in 2022.
Adjusted pre-tax earnings from continuing operations for the first quarter of 2023 decreased by $26.4 million mainly due to a lower level of passenger operations within ACMI Services and the persistent impact of inflation on airline expenses compared to the first quarter of 2022.
A summary of our revenues from continuing operations, pre-tax earnings from continuing operations and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$117,074	$111,935
Lease incentive amortization	(5,030)	(5,030)
Total CAM	112,044	106,905
ACMI Services	334,127	330,090
Other Activities	110,588	102,535
Total Revenues	556,759	539,530
Eliminate internal revenues	(55,664)	(53,670)
Customer Revenues	$501,095	$485,860

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$34,200	$34,995
ACMI Services, interest expense	(2,411)	22,165
Other Activities	654	1,551
Net unallocated interest expense	(510)	(307)
Net financial instrument re-measurement (loss) gain	(1,740)	2,696
Other non-service components of retiree benefits costs, net	(3,218)	5,388
Loss from non-consolidated affiliate	(406)	(1,403)
Pre-Tax Earnings from Continuing Operations	26,569	65,085
Add other non-service components of retiree benefit costs, net	3,218	(5,388)
Add charges for non-consolidated affiliates	406	1,403
Add lease incentive amortization	5,822	5,798
Add net loss (gain) on financial instruments	1,740	(2,696)
Add net charges for hangar foam incident	41	—
Adjusted Pre-Tax Earnings from Continuing Operations (non-GAAP)	$37,796	$64,202
We define adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure, as pre-tax earnings from continuing operations excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments including warrants issued to Amazon; (iii) customer lease incentive amortization; (iv) the start-up expenses of a non-consolidated joint venture; and (v) charges related to the discharge of a fire suppression system in the Company's aircraft hangar, net of related insurance recoveries. We exclude these items from adjusted pre-tax earnings from continuing operations because they are distinctly different in their predictability or not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings from continuing operations to compare the performance of core operating results between periods. Presenting this non-GAAP financial measure provides management and investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted results should not be considered in isolation or as a substitute for analysis of the Company's results as reported under GAAP.
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of March 31, 2023, and December 31, 2022. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At March 31, 2023, we owned 18 Boeing 767-300 aircraft and nine Airbus A321-200 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during 2023 is listed below:
•CAM completed the modification of two Boeing 767-300 freighter aircraft purchased in the previous year. The aircraft are leased to external customers under multi-year leases.
•CAM purchased five Boeing 767-300 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2024.
•CAM purchased two Airbus A321-200 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to an external customer during 2023 and 2024.
•An external customer returned one Boeing 767-200 freighter aircraft to CAM. This aircraft has been removed from service and their parts and engines will be used to support the fleet or leased to customers.

	March 31, 2023			December 31, 2022
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	4	25	29	4	26	30
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	2	67	69	2	65	67
Boeing 767-300 Passenger	5	—	5	5	—	5
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4
Total	20	92	112	20	91	111
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2
Boeing 767-300 Freighter	11	—	11	11	—	11
Total	17	—	17	17	—	17
Other aircraft
Owned Boeing 767-300 under modification	—	18	18	—	15	15
Owned Airbus A321-200 under modification	—	9	9	—	7	7
As of March 31, 2023, ABX, ATI and OAI were leasing 20 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 25 externally leased Boeing 767-200 freighter aircraft, 12 were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX, one was leased to DHL and was being operated by a DHL-affiliated airline and 11 were leased to other external customers. Of the 67 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ABX or ATI, nine were leased to DHL and operated by ABX, two were leased to DHL and were being operated by a DHL-affiliated airline and 26 were leased to other external customers. The carrying values of the total in-service fleet as of March 31, 2023 and December 31 2022 were $1,771.3 million and $1,741.7 million, respectively.
CAM
As of March 31, 2023 and 2022, CAM had 92 and 86 aircraft under lease to external customers, respectively. CAM's revenues grew by $5.1 million for the first three months of 2023 compared to the first three months of 2022, primarily as a result of additional aircraft leases. Revenues from external customers totaled $83.2 million and $76.7 million for the three months ended March 31, 2023 and 2022, respectively. CAM's revenues from the Company's airlines totaled $28.9 million during the first three months of 2023, compared to $30.2 million for the first three months of 2022. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $5.1 million in the first three months of 2023 compared to the first three months 2022, as a result of new aircraft leases in 2023 and 2022. Since April 1, 2022, CAM added seven Boeing 767-300 freighter aircraft to its portfolio and placed these seven aircraft with external customers under long-term leases. Additionally, since April 1, 2022, CAM retired three 767-200 freighters returned from customers and re-leased one 767-200 freighter to an external customer.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $34.2 million and $35.0 million during the first quarter of 2023 and 2022, respectively. Pre-tax earnings reflect five aircraft, net of retirements, placed into service since April 1, 2022, offset by increased depreciation expense of $4.1 million due to the addition of aircraft and by $2.3 million more internally allocated interest expense due to higher company-wide interest expense.
During the remainder of 2023, ten Boeing 767-200 aircraft leases are scheduled to expire if they are not extended through discussions with customers. As of March 31, 2023, CAM's fleet included 18 Boeing 767-300 aircraft and nine Airbus A321-200 aircraft which were in or awaiting the modification process. Eighteen of these aircraft are scheduled to begin long-term leases with external customers in 2023, eight in 2024 and one in 2025.
CAM expects to begin the passenger-to-freighter conversion of Airbus A330 aircraft in 2023 and expects to begin leasing the Airbus A330 freighter aircraft in 2024. CAM has agreements to purchase 11 more Boeing 767-300 aircraft and five Airbus A330-300 aircraft during 2023 and 2024. Eight of these aircraft are scheduled to be leased with external customers in 2024 and four each are expected to be leased to external customers in 2025 and 2026. If future market conditions affect the demand for modified aircraft or the projected returns on our fleet expansion, we have the flexibility to reduce planned growth investments in 2024 and beyond.
CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. CAM's future operating results will also depend on lease rates under which aircraft are redeployed. The U.S. FAA has certified the the design of the modified Airbus A321 that CAM utilizes to convert the passenger aircraft to a freighter. Our joint venture is working with regulators in Europe on remaining issues to certify the Airbus A321 to operate there. Prolonged delays in that certification process could impact our Airbus 321 aircraft fleet expansion in future years.
ACMI Services
Total revenues from ACMI Services increased $4.0 million during the first quarter of 2023 compared with the first quarter of 2022 to $334.1 million while block hours flown for customers increased less than 1% for the same comparison periods. The fuel portion of ACMI Services revenue, primarily for passenger services, increased approximately $6.3 million or 14% during the first quarter of 2023 compared to the corresponding period of 2022. Revenues and block hours from passenger services during 2023, including operation of Boeing 757 combi aircraft, declined 16% compared to the first quarter of 2022. During 2023, block hours flown for our customers' delivery networks increased 4% including more domestic hours and fewer oceanic hours compared to the year ago quarter.
ACMI Services had pre-tax losses of $2.4 million during the first quarter of 2023, compared to earnings of $22.2 million for the corresponding period of 2022 inclusive of internally allocated interest expense. The sharp decline in earnings is primarily due to reduced passenger services revenues and higher operating expenses, due to persistent inflation, which we were not able to fully pass on to customers through incremental billings during the period incurred. Increased rates for airline expenses such as line maintenance personnel, aircraft parts, employee training, flight crew travel, and passenger catering have increased faster than our related revenues. Rates that we charge customers under CMI agreements will begin to increase in the second quarter of 2023. Under the DoD services agreements, the rates we charge the DoD are subject to increase in the fourth quarter of each year. ACMI Services was also impacted by internally allocated interest expense which increased to $5.0 million for the first quarter of 2023 compared to $3.4 million for the first quarter of 2022 due to higher interest rates in 2023.
Achieving profitability in ACMI Services will depend on a number of factors, including the impact of inflation on operating expenses, customer billing rates, customer flight schedules, crewmember productivity and pay, employee attrition, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. Recruiting, training and retaining employees and contractors are important factors to our success. If we experience a shortage of qualified employees, ACMI Services' financial results could be detrimentally impacted.
Other Activities
External customer revenues from all other activities increased $4.7 million in the first quarter of 2023 compared to the corresponding period of 2022 due to sales of aviation fuel and aircraft maintenance services. Low margin revenues from the sale of fuel comprised $1.6 million of the revenue increase. Pre-tax earnings from other activities decreased by $0.9 million to a pretax gain of $0.7 million for the first quarter of 2023 compared to the same period of 2022, reflecting more fuel sales and higher operating expenses.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $15.0 million or 9% during the first quarter of 2023 compared to the first quarter of 2022. These expenses have been impacted by higher wage rates, increased personnel, including more pilots and benefit costs, higher employee attrition rates and more overtime pay. Inflationary pressures and employee attrition may continue to impact wages in the future.
Depreciation and amortization expense increased $2.7 million during the first quarter of 2023 compared to the first quarter of 2022. The increase reflects incremental depreciation for seven aircraft added to its operating fleet since April 1, 2022. We expect depreciation expense to continue to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.
Maintenance, materials and repairs expense increased by $8.1 million during the first quarter of 2023 compared to the first quarter of 2022. This expense line includes the cost of materials and repairs to maintain aircraft and engines, as well as well as similar costs for providing maintenance services to customers. The increase reflects an increase in scheduled airframe maintenance and part repairs. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $6.4 million during the first quarter of 2023 compared to 2022. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. The net increase in fuel expense reflects an approximate 47% increase in the price per gallon of aviation fuel for the first quarter of 2023 compared to the corresponding period of 2022 partially offset by a reduction in gallons purchased due to operating 16% fewer passenger hours for the DoD and other passenger customers.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services decreased $0.5 million during the first quarter of 2023 compared to the first quarter of 2022 reflecting the net effect of operating fewer passenger hours and higher vendor fee rates.
Travel expense increased by $5.4 million during the first quarter of 2023 compared to the first quarter of 2022. In addition to the increased number of crew member and flying volumes, travel expense increased during the first quarter of 2023 due to significantly higher airfares and hotel rates compared to the first quarter of 2022.
Landing and ramp expense, which includes the cost of deicing chemicals, decreased by $0.5 million during the first quarter of 2023 compared to the first quarter of 2022, due to less severe weather.
Rent expense increased by $1.4 million during the first quarter of 2023 compared to the first quarter of 2022 due to additional aircraft engines and facility locations under lease.

Non-Operating Income, Adjustments and Expenses
Interest expense increased by $4.3 million during the first quarter of 2023 compared to the first quarter of 2022. Interest rates and debt balances increased over the first quarter of 2023 compared to the first quarter of 2022. We expect interest expense to increase in future periods due to increases in our revolver balances as we expand CAM's fleet and increased interest rates under our Senior Credit Agreement.
We recorded unrealized pre-tax losses on financial instrument re-measurements of $1.7 million during the three month period ended March 31, 2023, compared to a pre-tax gain of $2.7 million for 2022. The gains and losses include the re-valuing, as of March 31, 2023 and 2022, the stock warrants and ATSG stock sale option granted to Amazon and interest rate swaps that we hold. Generally, the warrant values increase or decrease with corresponding increases or decreases in the ATSG common stock price during the measurement period. Additionally, the value of warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the probability of a warrants vesting and the sales option exercise price being above the traded ATSG price results in higher liabilities and losses.
Non-service components of retiree benefits resulted in net losses of $3.2 million for the first quarter of 2023 compared to gains of $5.4 million for the first quarter of 2022. The non-service component gain and losses of retiree benefits are determined by actuaries and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non-service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2023 have been estimated utilizing a 24% rate based upon year-to-date income projected results for the full year. The effective rate can be impacted by a number of factors, including the continued impact of the apportionment of income among taxing jurisdictions, employee compensation limitations, the return of the meals and per diem deductibility limitations and our leasing efforts in our Ireland-based subsidiary.
The effective rate from continuing operations for the three month period ended March 31, 2023 was 24%. The effective tax rate is affected by the discrete tax items in which expense and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurement, incentive amortizations and other adjustments for adjusted pre-tax earnings from continuing operations (see items in the table above) was 23.8% and 23.5% for the three month periods ended March 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $216.4 million and $125.7 million for the three month periods ended March 31, 2023 and 2022, respectively. The increase in operating cash flows for 2023 was driven by increased collections from customers and lower customer receivables balances. Cash outlays for pension contributions were $0.8 million and $0.8 million for the first three months of 2023 and 2022, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $218.8 million and $108.3 million for the first three months of 2023 and 2022, respectively. Capital expenditures in 2023 included $164.6 million for the acquisition of five Boeing 767-300 aircraft, two Airbus A321-200 aircraft and freighter modification costs; $51.8 million for required heavy maintenance; and $2.4 million for other equipment. Capital expenditures in 2022 included $71.9 million for the acquisition of one Boeing 767-300 aircraft, two Airbus A321-200 aircraft and freighter modification costs; $31.9 million for required heavy maintenance; and $4.5 million for other equipment.
Cash proceeds of $9.9 million and $0.1 million were received during the first three months of 2023 and 2022, respectively, primarily for the sale of aircraft engines.
During the first three months of 2023 we spent $0.8 million to invest in joint ventures. Our joint-venture with Precision Aircraft Solutions, LLC, developed a passenger-to-freighter conversion program for Airbus A321-200 aircraft and our joint venture with GA Telesis Engine Services, LLC will provide engine tear-down services to harvest and sell engine parts.
Net cash provided by financing activities was $55.8 million during the first three months of 2023 and net cash used in financing activities was $51.5 million during the corresponding period in 2022. During the first three months of 2023, we made debt principal payments of $25.2 million and we drew $105.0 million from the revolving credit facility under the Senior Credit Agreement. During the first three months of 2022, we made debt principal payments of $90.1 million and we drew $40.0 million from the revolving credit facility.
Commitments
As of March 31, 2023, the Company had 27 aircraft that were in or awaiting modification to a freighter configuration. Additionally, we placed non-refundable deposits and have agreements to purchase 11 more Boeing 767-300 passenger aircraft and five Airbus A330 aircraft through 2024. We expect to purchase additional aircraft for modification in 2023 and 2024. The Company outsources a significant portion of the aircraft freighter modification process to non-affiliated third parties. The modification process primarily consists of the installation of a standard cargo door and loading system. We estimate that total capital expenditures for 2023 will be approximately $850 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by whether customer demand supports our return requirements as well as aircraft acquisitions, maintenance and modification processes.
Liquidity and Capital Resources
At March 31, 2023, we had $89.6 million of cash balances and $387.9 million available from the unused portion of the revolving credit facility under the Senior Credit Agreement as described in Note F of the accompanying consolidated financial statements. Additionally, in March 2023, we entered into a new revolving credit facility domiciled in Ireland for $100 million. We expect our operations to continue to generate significant net cash in-flows after deducting required spending of approximately $260 million for heavy maintenance and other sustaining capital expenditures. To expand our fleet, we estimate that capital expenditures for aircraft purchases and freighter modifications will total $590 million for 2023. We believe that our current cash balance, forecasted cash flows provided from customer leases and operating agreements, combined with the Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months.
Continued global disruptions in the supplies chains and labor shortages may delay aircraft modification projects, pushing contractual obligations into later periods and could decrease the projected amount of capital expenditures.

CRITICAL ACCOUNTING ESTIMATES
The MD&A and certain other disclosures included elsewhere in this Form 10-Q are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements requires us to select appropriate accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. In certain cases, there are alternative policies or estimation techniques which could be applied. On an ongoing basis, we evaluate our selection of policies and the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed by management to be reasonable under the circumstances. Those factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. By their nature, these judgments are subject to uncertainty. Actual results may differ from these estimates under different assumptions or conditions.
For information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note A in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Except as provided in Note A, our critical accounting policies and estimates have not changed materially from those disclosed in our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk for increasing interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with its customers.
Market risks have not materially changed from those disclosed in Item 7A of the Company's 2022 Form 10-K

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Form 10-Q (the "Evaluation Date"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
The Company faces risks that could adversely affect its condition or results of operations. There have been no material changes to the Company's risk factors from the information disclosed in Item 1A of the Company's 2022 Form 10-K.
Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 29, 2022, the Board of Directors of ATSG (the "Board") authorized the repurchase of up to $150.0 million of ATSG's outstanding common stock (the "2022 Repurchase Program"). The 2022 Repurchase Program does not require the repurchase of a specific number of shares or establish a time frame for any repurchase and the Board may terminate the 2022 Repurchase Program at any time. Repurchases may be made under the 2022 Repurchase Program from time to time in the open market or in privately negotiated transactions. There is no expiration date for the 2022 Repurchase Program. We repurchased $21.9 million in ATSG common stock under the 2022 Repurchase Program during the first quarter of 2023. As of March 31, 2023, the remaining available authorization under the 2022 Repurchase Program was $118.5 million.
The following table summarizes our repurchases of ATSG common stock under the 2022 Repurchase Program during the first quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2023 through January 31, 2023	—	$—	—	$140,381,669
February 1, 2023 through February 28, 2023	446,409	$21.77	446,409	$130,665,416
March 1, 2023 through March 31, 2023	553,591	$22.04	553,591	$118,463,910
Total for the quarter	1,000,000	$21.92	1,000,000	$118,463,910

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
10.1
Credit Agreement, dated as of March 1, 2023, by and among Airborne Global Leasing Limited, as borrower, Cargo Aircraft Management, Inc. and Air Transport Services Group, Inc., as guarantors, the lenders from time to time party thereto, Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and Regions Bank, as co-syndication agents, and Bank of America, N.A., as documentation agent. (1)

10.2
Guarantee and Collateral Agreement, dated as of March 1, 2023, made by Cargo Aircraft Management, Inc., as a grantor and a guarantor, and certain of its affiliates, including Air Transport Services Group, Inc. and Airborne Freighter Holdings Limited, as guarantors, in favor of Truist Bank, as administrative agent. (1)

10.3
Third Amended and Restated Credit Agreement, dated as of April 6, 2021, by and among Cargo Aircraft Management, Inc., as borrower, Air Transport Services Group, Inc., the lenders and other financial institutions from time to time a party thereto, Truist Bank, as administrative agent and a lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as co-syndication agents and Regions Bank, as documentation agent. (2)

10.4
First Amendment to Third Amended and Restated Credit Agreement and Other Credit Documents, dated as of October 19, 2022, by and among Cargo Aircraft Management, Inc., as borrower, Air Transport Services Group, Inc. (“ATSG”), certain other subsidiaries of ATSG party thereto, each of the financial institutions party thereto as lenders, and Truist Bank, in its capacity as administrative agent. (3)

10.5
Second Amendment to Third Amended and Restated Credit Agreement, dated as of March 1, 2023, by and among Cargo Aircraft Management, Inc., as borrower, Air Transport Services Group, Inc. (“ATSG”), certain other subsidiaries of ATSG party thereto, each of the financial institutions party thereto as lenders, and Truist Bank, in its capacity as administrative agent. (1)

10.6	Collateral Agreement (Intercompany Note), dated as of March 1, 2023, made by Cargo Aircraft Management, Inc., as grantor, in favor of Truist Bank, as administrative agent. (1)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101).
____________________
(1)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 3, 2023.

(2)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2021.
(3)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2023

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 10, 2023	and Principal Accounting Officer)