Form 10-Q
period 2023-06-30
Air Transport Services Group, Inc.
filed 2023-08-07
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of August 7, 2023, there were 70,761,243 shares of the registrant’s common stock outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the "Form 10-Q") should be read in conjunction with the audited consolidated financial statements and notes thereto of Air Transport Services Group, Inc. ("ATSG") included in ATSG's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on March 1, 2023 ("2022 Form 10-K").
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
A number of important factors could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to: (i) unplanned changes in the market demand for its assets and services, including the loss of customers or a reduction in the level of services it performs for customers; (ii) its operating airlines’ ability to maintain on-time service and control costs; (iii) the cost and timing with respect to which it is able to purchase and modify aircraft to a cargo configuration; (iv) fluctuations in the Company’s traded share price and in interest rates, which may result in mark-to-market charges on certain financial instruments; (v) the number, timing, and scheduled routes of its aircraft deployments to customers; (vi) its ability to remain in compliance with key agreements with customers, lenders and government agencies; (vii) the impact of current supply chain constraints both within and outside the Unites States, which may be more severe or persist longer than it currently expects; (viii) the impact of a competitive labor market, which could restrict its ability to fill key positions; and (ix) changes in general economic and/or industry-specific conditions, including inflation. Other factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements are discussed in “Risk Factors” in Item 1A to the 2022 Form 10-K and are contained from time to time in ATSG’s other filings with the SEC, including its annual reports on Form 10-K and quarterly reports on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$43,150	$27,134
Accounts receivable, net of allowance of $1,186 in 2023 and $939 in 2022	218,312	301,622
Inventory	57,648	57,764
Prepaid supplies and other	32,387	31,956
TOTAL CURRENT ASSETS	351,497	418,476
Property and equipment, net	2,678,980	2,402,408
Customer incentive	69,109	79,650
Goodwill and acquired intangibles	487,534	492,642
Operating lease assets	60,808	74,070
Other assets	104,637	122,647
TOTAL ASSETS	$3,752,565	$3,589,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$269,805	$192,992
Accrued salaries, wages and benefits	51,509	56,498
Accrued expenses	11,061	12,466
Current portion of debt obligations	645	639
Current portion of lease obligations	21,771	23,316
Unearned revenue and grants	38,654	21,546
TOTAL CURRENT LIABILITIES	393,445	307,457
Long term debt	1,514,737	1,464,285
Stock obligations	1,762	695
Post-retirement obligations	32,612	35,334
Long term lease obligations	40,032	51,575
Other liabilities	54,565	62,861
Deferred income taxes	272,208	255,180
TOTAL LIABILITIES	2,309,361	2,177,387
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 70,761,243 and 72,327,758 shares issued and outstanding in 2023 and 2022, respectively	708	723
Additional paid-in capital	951,463	986,303
Retained earnings	587,045	528,882
Accumulated other comprehensive loss	(96,012)	(103,402)
TOTAL STOCKHOLDERS’ EQUITY	1,443,204	1,412,506
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,752,565	$3,589,893

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES	$529,339	$509,668	$1,030,434	$995,528
OPERATING EXPENSES
Salaries, wages and benefits	170,458	162,797	347,173	324,559
Depreciation and amortization	82,691	81,372	167,419	163,443
Maintenance, materials and repairs	50,436	39,407	94,269	75,116
Fuel	67,271	73,102	134,026	133,460
Contracted ground and aviation services	19,682	20,153	37,470	38,484
Travel	31,222	28,480	60,775	52,679
Landing and ramp	4,744	4,085	8,868	8,663
Rent	8,274	7,068	16,386	13,731
Insurance	2,684	2,326	5,232	4,878
Other operating expenses	22,136	20,361	41,652	40,204
	459,598	439,151	913,270	855,217
OPERATING INCOME	69,741	70,517	117,164	140,311
OTHER INCOME (EXPENSE)
Interest income	180	15	395	24
Non-service component of retiree benefit (loss) gains	(3,218)	5,388	(6,436)	10,776
Net gain on financial instruments	1,818	6,011	78	8,707
Loss from non-consolidated affiliate	(2,107)	(3,220)	(2,513)	(4,623)
Interest expense	(16,672)	(9,461)	(32,377)	(20,860)
	(19,999)	(1,267)	(40,853)	(5,976)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	49,742	69,250	76,311	134,335
INCOME TAX EXPENSE	(11,720)	(15,040)	(18,148)	(30,329)
EARNINGS FROM CONTINUING OPERATIONS	38,022	54,210	58,163	104,006
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	882	—	882
NET EARNINGS	$38,022	$55,092	$58,163	$104,888

BASIC EARNINGS PER SHARE
Continuing operations	$0.54	$0.73	$0.82	$1.41
Discontinued operations	—	0.01	—	0.01
TOTAL BASIC EARNINGS PER SHARE	$0.54	$0.74	$0.82	$1.42

DILUTED EARNINGS PER SHARE
Continuing operations	$0.49	0.61	$0.73	1.18
Discontinued operations	—	0.01	—	0.01
TOTAL DILUTED EARNINGS PER SHARE	$0.49	0.62	$0.73	1.19

WEIGHTED AVERAGE SHARES
Basic	70,722	73,980	71,259	73,934
Diluted	79,515	89,449	81,276	89,098

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET EARNINGS	$38,022	$55,092	$58,163	$104,888
OTHER COMPREHENSIVE INCOME:
Defined Benefit Pension	3,665	241	7,370	483
Defined Benefit Post-Retirement	—	9	—	18
Foreign Currency Translation	20	—	20	—

TOTAL COMPREHENSIVE INCOME, net of tax	$41,707	$55,342	$65,553	$105,389

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT MARCH 31, 2022	74,337,226	$743	$1,035,029	$380,097	$(61,829)	$1,354,040
Stock-based compensation plans
Grant of restricted stock	(1,200)	—	—			—
Issuance of common shares, net of withholdings	36,912	1	(90)			(89)
Forfeited restricted stock	(3,800)	—	—			—
Amortization of stock awards and restricted stock			2,200			2,200
Total comprehensive income				55,092	250	55,342
BALANCE AT JUNE 30, 2022	74,369,138	$744	$1,037,139	$435,189	$(61,579)	$1,411,493

BALANCE AT DECEMBER 31, 2021	74,142,183	$741	$1,074,286	$309,430	$(62,080)	$1,322,377
Stock-based compensation plans
Grant of restricted stock	109,200	1	(1)			—
Issuance of common shares, net of withholdings	122,255	2	(1,441)			(1,439)
Forfeited restricted stock	(4,500)	—	—			—
Cumulative effect in change in accounting principle			(39,559)	20,871		(18,688)
Amortization of stock awards and restricted stock			3,854			3,854
Total comprehensive income				104,888	501	105,389
BALANCE AT JUNE 30, 2022	74,369,138	$744	$1,037,139	435,189	(61,579)	$1,411,493
See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, cont.
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT MARCH 31, 2023	71,451,610	$715	$964,026	$549,023	$(99,697)	$1,414,067
Stock-based compensation plans
Grant of restricted stock	265,361	3	(3)			—
Issuance of common shares, net of withholdings	(1,428)	—	(25)			(25)
Forfeited restricted stock	(4,300)	—	—			—
Purchase of common stock	(950,000)	(10)	(15,096)			(15,106)
Amortization of stock awards and restricted stock			2,561			2,561
Total comprehensive income				38,022	3,685	41,707
BALANCE AT June 30, 2023	70,761,243	$708	$951,463	$587,045	$(96,012)	$1,443,204

BALANCE AT DECEMBER 31, 2022	72,327,758	$723	$986,303	$528,882	$(103,402)	$1,412,506
Stock-based compensation plans
Grant of restricted stock	265,361	3	(3)			—
Issuance of common shares, net of withholdings	122,724	2	(1,580)			(1,578)
Forfeited restricted stock	(4,600)	—	—			—
Purchase of common stock	(1,950,000)	(20)	(37,223)			(37,243)
Amortization of stock awards and restricted stock			3,966			3,966
Total comprehensive income				58,163	7,390	65,553
BALANCE AT June 30, 2023	70,761,243	$708	$951,463	587,045	(96,012)	$1,443,204

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES:
Net earnings from continuing operations	$58,163	$104,006
Net earnings from discontinued operations	—	882
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	178,735	175,820
Pension and post-retirement	9,490	648
Deferred income taxes	14,919	29,840
Amortization of stock-based compensation	3,966	3,854
Loss from non-consolidated affiliates	2,513	4,623
Net (gain) loss on financial instruments	(78)	(8,707)
Changes in assets and liabilities:
Accounts receivable	82,597	(54,861)
Inventory and prepaid supplies	1,052	(5,639)
Accounts payable	55,834	13,211
Unearned revenue	18,323	(9,660)
Accrued expenses, salaries, wages, benefits and other liabilities	(15,166)	10,439
Pension and post-retirement balances	(4,363)	(12,698)
Other	2,591	(1,549)
NET CASH PROVIDED BY OPERATING ACTIVITIES	408,576	250,209
INVESTING ACTIVITIES:
Expenditures for property and equipment	(412,925)	(294,210)
Proceeds from property and equipment	10,445	154
Acquisitions and investments in businesses	(800)	(16,545)
NET CASH (USED IN) INVESTING ACTIVITIES	(403,280)	(310,601)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(90,317)	(295,310)
Proceeds from revolving credit facilities	140,000	450,000
Payments for financing costs	(511)	—
Repurchase of senior unsecured notes	—	(115,204)
Purchase of common stock	(36,874)	—
Withholding taxes paid for conversion of employee stock awards	(1,578)	(1,439)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,720	38,047

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,016	(22,345)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,134	69,496
CASH AND CASH EQUIVALENTS AT END OF YEAR	$43,150	$47,151

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$20,238	$22,198
Federal and state income taxes paid	$6,513	$507
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$77,412	$51,228
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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill by reportable segment are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2022	$153,290	$234,571	$8,113	$395,974
Carrying value as of June 30, 2023	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2022	$9,000	$87,668	$96,668
Amortization	—	(5,108)	(5,108)
Carrying value as of June 30, 2023	$9,000	$82,560	$91,560
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

Lease
Incentive
Carrying value as of December 31, 2022	$79,650
Amortization	(10,541)
Carrying value as of June 30, 2023	$69,109
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
The carrying value of the joint ventures totaled $21.0 million and $18.9 million at June 30, 2023 and December 31, 2022, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the three and six month periods ending June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Customer	Percentage of Revenue		Percentage of Revenue
U.S. Department of Defense ("DoD")	32%	29%	30%	29%
Amazon	34%	34%	34%	34%
DHL	12%	13%	13%	12%
The accounts receivable from the Company's three largest customers as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023	December 31, 2022
Customer	Accounts Receivable
DoD	$64,834	$125,156
Amazon	76,665	86,607
DHL	10,058	19,644
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
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of June 30, 2023, the Company leased 12 Boeing 767 freighter aircraft to DHL comprised of one Boeing 767-200 aircraft and eleven Boeing 767-300 aircraft, with expirations between 2023 and 2028. Further, beginning in third quarter of 2022, the Company began to operate four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August of 2027.
Amazon
The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for ASI, successor to Amazon.com Services, Inc., a subsidiary of Amazon, since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by LGSTX. As of June 30, 2023, the Company leased 38 Boeing 767 freighter aircraft to ASI with lease expirations between 2023 and 2031.
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
On December 22, 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years, and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all ten of the 767-300 aircraft in 2020. In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018 (the "2018 Investment Agreement"). Pursuant to the 2018 Investment Agreement, the Company issued to Amazon warrants for 14.8 million ATSG common shares of ATSG. This group of warrants will expire if not exercised within seven years from their issuance date, in December of 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The warrants have an exercise price of $21.53 per share.
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

Issued and outstanding warrants are summarized below as of June 30, 2023:

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
As of June 30, 2023 and December 31, 2022, the Company's liabilities reflected warrants and Amazon sale options from the 2018 Amazon agreements having a fair value of $1.8 million and $0.7 million, respectively. During the three month and six month periods ended June 30, 2023, the re-measurements of warrants and sale options to fair value resulted in net non-operating losses of $0.3 million and $1.1 million before the effect of income taxes, respectively, compared to net non-operating gains of $0.1 million and $0.1 million in the corresponding periods in 2022.
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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2023	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$8,139	$—	$8,139
Interest rate swap	—	1,823	—	1,823
Total Assets	$—	$9,962	$—	$9,962
Liabilities
Sale option	—	—	(1,258)	$(1,258)
Stock warrant obligations	—	—	(505)	(505)
Total Liabilities	$—	$—	$(1,763)	$(1,763)

As of December 31, 2022	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$4,047	$—	$4,047
Interest rate swap	—	677	—	677
Total Assets	$—	$4,724	$—	$4,724
Liabilities
Stock warrant obligations	—	—	(695)	(695)
Total Liabilities	$—	$—	$(695)	$(695)
As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $89.8 million less than the carrying value, which was $1,514.7 million at June 30, 2023. As of December 31, 2022, the fair value of the Company’s debt obligations was approximately $48.3 million less than the carrying value, which was $1,464.9 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Flight equipment	$3,663,728	$3,506,134
Ground equipment	71,597	70,092
Leasehold improvements, facilities and office equipment	41,917	40,183
Aircraft modifications and projects in progress	680,944	445,633
	4,458,186	4,062,042
Accumulated depreciation	(1,779,206)	(1,659,634)
Property and equipment, net	$2,678,980	$2,402,408
CAM owned aircraft with a carrying value of $1,476.4 million and $1,474.6 million that were under lease to external customers as of June 30, 2023 and December 31, 2022, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Revolving credit facility	670,000	620,000
Senior notes	578,334	578,094
Convertible notes	257,438	256,903
Other financing arrangements	9,610	9,927
Total debt obligations	1,515,382	1,464,924
Less: current portion	(645)	(639)
Total long term obligations, net	$1,514,737	$1,464,285
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
The interest rate is a pricing premium added to SOFR based upon the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement. As of June 30, 2023, the unused revolving credit facility available to the Company at the trailing twelve-month EBITDA level was $418.6 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.
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
The balance of the Senior Notes is net of debt issuance costs of $4.8 million and $5.4 million as of June 30, 2023 and December 31, 2022, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing SOFR or prime rates. At the Company's debt-to-EBITDA ratio as of June 30, 2023, the SOFR-based financing for the revolving credit facility bears a variable interest rate of 6.51%. The Senior Notes do not require principal payments until maturity but prepayments are allowed without penalty beginning February 1, 2025.
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
In conjunction with the Convertible Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of ATSG common shares (8.1 million shares) and same strike price ($31.90) that underlie the Convertible Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to ATSG's common shares, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the Convertible Notes. The Company's current intent and policy is to settle all Note conversions through a combination settlement which satisfies the principal amount of the Convertible Notes outstanding with cash.
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

	June 30, 2023	December 31, 2022
Principal value, Convertible Senior Notes, due 2024	$258,750	$258,750
Unamortized issuance costs	(1,312)	(1,847)
Convertible debt	$257,438	$256,903
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

NOTE G—DERIVATIVE INSTRUMENTS
The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30, 2023		December 31, 2022
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
March 31, 2023	2.425%	—	—	125,625	677
March 31, 2026	3.793%	50,000	830	—	—
March 31, 2026	3.836%	50,000	786	—	—
June 30, 2026	4.257%	50,000	54	—	—
June 30, 2026	4.185%	50,000	153	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in SOFR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded pre-tax gains on derivatives of $2.1 million and $1.1 million for the three and six month periods ended June 30, 2023, respectively, compared to gains of $1.4 million and $4.1 million for the corresponding periods in 2022. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company leases property, aircraft, aircraft engines and other types of equipment under operating leases. The Company's airlines operate fifteen freighter aircraft provided by customers and four passenger aircraft leased from external companies. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to nine years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the six months ended June 30, 2023 and 2022, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $1.0 million and $12.7 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at June 30, 2023 and December 31, 2022 was 3.5% and 3.2%, respectively. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.1 years and 4.3 years as of June 30, 2023 and December 31, 2022, respectively.
For the six months ended June 30, 2023 and 2022, cash payments against operating lease liabilities were $13.2 million and $11.0 million, respectively. As of June 30, 2023, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2023	$12,754
2024	19,998
2025	12,931
2026	8,482
2027	4,210
2028 and beyond	8,650
Total undiscounted cash payments	67,025
Less: amount representing interest	(5,222)
Present value of future minimum lease payments	61,803
Less: current obligations under leases	21,771
Long-term lease obligation	$40,032
Purchase Commitments
The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of June 30, 2023, the Company owned twenty Boeing 767-300 aircraft and nine Airbus A321-200 aircraft that were in or awaiting the modification process. As of June 30, 2023, the Company has agreements to purchase nine more Boeing 767-300 passenger aircraft and seven Airbus A330-300 passenger aircraft through 2024. As of June 30, 2023, the Company's commitments to acquire and convert aircraft totaled $576.6 million, including estimated payments of $150.0 million through the remainder of

2023, with the remaining payments due from 2024 through 2026. Actual conversion payments will be based on the achievement of progress milestones.
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
For the three and six month period ended June 30, 2023 the Company recognized charges in operating income for property damages and repairs, net of recorded insurance recoveries of less than $0.1 million. Through June 30, 2023, the Company has incurred $6.8 million for losses resulting from the incident and recorded $5.8 million for insurance recoveries. Insurance receivables were $3.3 million and $2.8 million as of June 30, 2023 and December 31, 2022, respectively.
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
Employees Under Collective Bargaining Agreements
As of June 30, 2023, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.2%
ATI	Air Line Pilots Association	9.5%
OAI	International Brotherhood of Teamsters	6.4%
ATI	Association of Flight Attendants	0.8%
OAI	Association of Flight Attendants	6.7%

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
ABX measures plan assets and benefit obligations as of December 31 of each year. Information regarding ABX-sponsored defined benefit pension plans and post-retirement healthcare plans follows below. The accumulated benefit obligation reflects pension benefit obligations based on the actual earnings and service to-date of current employees.
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the three and six month periods ended June 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$13	$19	$—	$—	$26	$38
Interest cost	8,631	6,011	33	15	17,262	12,022	66	30
Expected return on plan assets	(10,192)	(11,738)	—	—	(20,384)	(23,476)	—	—
Amortization of net loss	4,745	313	—	11	9,490	626	—	22
Net periodic benefit cost (income)	$3,184	$(5,414)	$46	$45	$6,368	$(10,828)	$92	$90
During the six month period ending June 30, 2023, the Company made contributions to the pension plans of $1.2 million . The Company expects to contribute an additional $0.1 million during the remainder of 2023.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2023 have been estimated utilizing a rate of 23.9% based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period.
As a result of these differences in which expenses and benefits for tax purposes are different than required by GAAP, the Company's effective tax rate for the six months ended June 30, 2023 was 23.8%. The final effective tax rate for the year 2023 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.

The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. Due to the Company's deferred tax assets, including its loss carryforwards, cash payments for income taxes will be limited through 2025. The Company is required to pay some federal tax due to loss carryforward usage limitations and certain state and local income taxes.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and six month periods ended June 30, 2023 and 2022 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of March 31, 2022	(61,589)	(220)	(20)	(61,829)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	313	11	—	324
Income Tax (Expense) or Benefit	(72)	(2)	—	(74)
Other comprehensive income (loss), net of tax	241	9	—	250
Balance as of June 30, 2022	(61,348)	(211)	(20)	(61,579)

Balance as of January 1, 2022
Amounts reclassified from accumulated other comprehensive income:	(61,831)	(229)	(20)	(62,080)
Actuarial costs (reclassified to salaries, wages and benefits)	626	22	—	648
Income Tax (Expense) or Benefit	(143)	(4)	—	(147)
Other comprehensive income (loss), net of tax	483	18	—	501
Balance as of June 30, 2022	(61,348)	(211)	(20)	(61,579)

Balance as of March 31, 2023	(99,713)	36	(20)	(99,697)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	20	20
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	4,745	—	—	4,745
Income Tax (Expense) or Benefit	(1,080)	—	—	(1,080)
Other comprehensive income (loss), net of tax	3,665	—	20	3,685
Balance as of June 30, 2023	(96,048)	36	—	(96,012)

Balance as of January 1, 2023	(103,418)	36	(20)	(103,402)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	20	20
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	9,490	—	—	9,490
Income Tax (Expense) or Benefit	(2,120)	—	—	(2,120)
Other comprehensive income (loss), net of tax	7,370	—	20	7,390
Balance as of June 30, 2023	(96,048)	36	—	(96,012)

NOTE L—STOCK-BASED COMPENSATION
ATSG's Board of Directors has granted stock-based incentive awards to certain employees and directors pursuant to a long-term incentive plan which was approved by the Company's stockholders in May 2005 and in May 2015. Employees have been awarded non-vested restricted stock, non-vested stock units with performance conditions, and non-vested stock units with market conditions. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the grant date. The non-vested stock units will be converted into a number of ATSG common shares depending on the satisfaction of the performance conditions or market conditions at the end of a specified service period, which is typically three years from the grant date. The performance condition awards will be converted into a number of ATSG common shares based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of common shares depending on the appreciation of ATSG common shares compared to the Nasdaq Transportation Index. Directors have been granted time-based awards that vest after a period of twelve months. Under each of the stock-based incentive awards, the restrictions may lapse sooner than the stated settlement period upon (1) the participant's death or disability, (2) an employee participant's qualification for retirement or (3) a change in control, in the case of an employee participant under the 2015 long-term incentive plan, or a business combination, in the case of a director participant under the 2005 or 2015 long-term incentive plan. The Company expects to settle all of the stock unit awards by issuing new ATSG common shares. The table below summarizes award activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023		June 30, 2022
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	929,205	$21.83	978,188	$17.49
Granted	577,598	21.35	283,467	35.44
Converted	(192,028)	21.04	(170,560)	22.09
Expired	(1,600)	22.03	(3,000)	40.02
Forfeited	(9,200)	25.35	(9,000)	26.06
Outstanding at end of period	1,303,975	$21.70	1,079,095	$21.34
Vested	346,565	$9.78	322,156	$9.76
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2023 was $20.78, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2023 was $23.28. The market condition awards granted in 2023 were valued using a Monte Carlo simulation technique based on daily stock prices over three years and using the following variables:

2023
Risk-free interest rate	3.7%
Volatility	37.1%
For the six months ended June 30, 2023 and 2022, the Company recorded expense of $4.2 million and $3.9 million respectively, for stock-based incentive awards. At June 30, 2023, there was $16.8 million of unrecognized expense related to the stock-based incentive awards that is expected to be recognized over a weighted-average period of 1.59 years. As of June 30, 2023, none of the awards were convertible, 346,565 units of the directors' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in the issuance of a maximum number of 1,660,525 additional outstanding shares of ATSG's common stock depending on service, performance and market results through December 31, 2025.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Earnings from continuing operations - basic	$38,022	$54,210	$58,163	$104,006
Gain from stock warrants revaluation, net of tax	$—	$(107)	$(148)	$(50)
Convertible debt interest charge, net of tax	$780	$762	$1,556	$1,522
Earnings from continuing operations - diluted	$38,802	$54,865	$59,571	$105,478

Denominator:
Weighted-average shares outstanding for basic earnings per share	70,722	73,980	71,259	73,934
Common equivalent shares:
Effect of stock-based compensation awards and warrants	682	7,358	1,906	7,053
Effect of convertible debt	8,111	8,111	8,111	8,111
Weighted-average shares outstanding assuming dilution	79,515	89,449	81,276	89,098
Basic earnings per share from continuing operations	$0.54	$0.73	$0.82	$1.41
Diluted earnings per share from continuing operations	$0.49	$0.61	$0.73	$1.18
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 482,010 shares and 375,139 shares of restricted stock for 2023 and 2022, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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

The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenues:
CAM	$111,378	$109,674	$223,422	$216,579
ACMI Services	366,187	347,498	700,314	677,588
All other	110,789	107,879	221,377	210,414
Eliminate inter-segment revenues	(59,015)	(55,383)	(114,679)	(109,053)
Total	$529,339	$509,668	$1,030,434	$995,528
Customer revenues:
CAM	$84,194	$80,800	$167,352	$157,491
ACMI Services	366,179	347,478	700,292	677,562
All other	78,966	81,390	162,790	160,475
Total	$529,339	$509,668	$1,030,434	$995,528
The Company's external customer revenues from other activities for the three and six month periods ended June 30, 2023, and 2022 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Aircraft maintenance, modifications and part sales	$39,165	$34,621	$81,238	$72,161
Ground services	24,987	26,970	48,652	52,071
Other, including aviation fuel sales	14,814	19,799	32,900	36,243
Total customer revenues	$78,966	$81,390	$162,790	$160,475
During the three and six month periods ending June 30, 2023, the Company recognized $12.2 million and $6.5 million, respectively, of non-lease revenue that was reported as deferred revenue at the beginning of the applicable period, compared to $3.3 million and $3.9 million, respectively, for the comparable periods in the prior year. Current deferred revenue of $9.9 million and $17.0 million as of June 30, 2023 and December 31, 2022, respectively, for contracts with customers is derived from other activities as described above. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $0.7 million as of June 30, 2023 compared to $0.0 million as of December 31, 2022. Cash will be collected over the term of the multi-year agreement based on number cycles per period while revenue is recognized as parts are provided for engine maintenance services. This may result in a contract asset or liability based on the timing of engine maintenance services.
CAM's leases do not contain residual guarantees. Approximately 10% of CAM's leases to external customers contain purchase options at projected market values. As of June 30, 2023, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $141.4 million for the remainder of 2023, and $247.3 million, $227.2 million, $203.5 million and $172.3 million, respectively, for each of the next four years ending December 31, 2027 and $313.9 million thereafter. CAM's external customer revenues for non-lease activities were $8.7 million and $15.4 million for the three and six month period ended June 30, 2023 for engine services and the sale of spare engine parts compared to $7.4 million and $17.3 million, respectively, during the comparable periods in the prior year.

The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation and amortization expense:
CAM	$58,091	$56,421	$118,488	$112,712
ACMI Services	23,835	24,248	47,456	49,438
All other	765	703	1,475	1,293
Total	$82,691	$81,372	$167,419	$163,443
Interest expense
CAM	10,908	6,224	20,930	13,929
ACMI Services	5,058	2,648	10,016	6,026
Segment earnings (loss):
CAM	$31,020	$39,617	$65,220	$74,612
ACMI Services	24,054	21,837	21,643	44,002
All other	(1,299)	191	(645)	1,742
Net unallocated interest expense	(526)	(574)	(1,036)	(881)
Net gain (loss) on financial instruments	1,818	6,011	78	8,707
Other non-service components of retiree benefit costs, net	(3,218)	5,388	(6,436)	10,776
Loss from non-consolidated affiliate	(2,107)	(3,220)	(2,513)	(4,623)
Pre-tax earnings from continuing operations	$49,742	$69,250	$76,311	$134,335
The amortization of customer incentives included in revenue for CAM was $3.9 million and $8.9 million for the three and six month periods ended June 30, 2023, respectively, compared to $5.0 million and $10.1 million, respectively, for the corresponding periods in 2022. The amortization of customer incentives included in revenue for ACMI Services was $0.8 million and $1.6 million for the three and six month periods ended June 30, 2023, respectively, compared to $0.8 million and $1.6 million in the corresponding periods of 2022.
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	June 30,	December 31,
	2023	2022
Assets:
CAM	$2,743,731	$2,510,559
ACMI Services	839,091	921,522
All other	169,743	157,812
Total	$3,752,565	$3,589,893
During the six months ended June 30, 2023, the Company had capital expenditures for property and equipment of $47.4 million and $363.5 million for the ACMI Services and CAM, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") has been prepared with reference to the historical financial condition and results of operations of ATSG and its subsidiaries. The MD&A describes the principal factors affecting our results of operations, financial condition, cash flow, liquidity and capital resources. The MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") contained in this Form 10-Q and the audited consolidated financial statements and related notes prepared in accordance with GAAP contained in our 2022 Form 10-K.
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
At June 30, 2023, we owned 106 Boeing aircraft that were in revenue service. We also owned twenty Boeing 767-300 aircraft and nine Airbus 321-200 aircraft either undergoing or awaiting induction into the freighter conversion process at June 30, 2023. In addition to these aircraft, we leased four passenger aircraft from third parties and operated fifteen freighter aircraft provided by customers for whom we provide services under CMI agreements.
Customers
Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL. Revenues from our commercial arrangements with ASI comprised approximately 34% and 34% of our consolidated revenues during the six month periods ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we leased 38 Boeing 767 freighter aircraft to ASI with lease expirations between 2023 and 2031 and we operate those aircraft for ASI. The aircraft lease terms typically range from 5 to 10 years. We operate nine other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.
DHL comprised 13% and 12% of our consolidated revenues during the six month periods ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we leased 12 Boeing 767 freighter aircraft to DHL comprised of one Boeing 767-200 aircraft and eleven Boeing 767-300 aircraft, with expirations between 2023 and 2029. Ten of the

12 Boeing 767 aircraft were being operated by our airlines for DHL. Additionally, we operated six Boeing 767 aircraft that were provided by DHL. In February 2022, the Company and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreement with DHL for ABX to operate aircraft through April 2028. The CMI agreement was expanded to include two additional 767 freighters.
The DoD comprised 30% and 29% of our consolidated revenues during the six month periods ended June 30, 2023 and 2022 respectively, derived primarily from operating passenger and combi charter flights. We utilize our fleet of fourteen passenger aircraft to operate troop movement flights for the DoD. We also operate our four combi aircraft for the DoD, which are capable of simultaneously carrying cargo and passengers on the main deck. We have been providing services to the DoD since the 1990’s, typically under one-year agreements.

RESULTS OF OPERATIONS
Revenue and Earnings Summary
External customer revenues from continuing operations increased by $19.7 million, or 4%, to $529.3 million and $34.9 million, or 4%, to $1,030.4 million during the three and six month periods ended June 30, 2023, respectively, compared to the same periods in 2022. Customer revenues increased during the first six months of 2023 for aircraft contracted airline services, charter flights, aircraft leasing and aircraft maintenance services, compared to the previous year periods.
The consolidated earnings from continuing operations were $38.0 million and $58.2 million for the three and six month periods ended June 30, 2023, respectively, compared to $54.2 million and $104.0 million for the corresponding periods in the prior year. The pre-tax earnings from continuing operations were $49.7 million and $76.3 million for three and six month periods ended June 30, 2023, respectively, compared to $69.3 million and $134.3 million for the corresponding periods in the prior year. Earnings were affected by the following events and items that do not directly reflect our underlying operations among the periods presented. Pre-tax earnings from continuing operations:
•included gains of $1.8 million and $0.1 million for the three and six month periods ended June 30, 2023, respectively, for financial instrument valuations, including instruments granted to Amazon compared to net gains of $6.0 million and $8.7 million for the same periods in the prior year.
•were also reduced by $4.7 million and $10.5 million for the three and six month periods ended June 30, 2023, respectively, for the amortization of customer lease incentives given to Amazon in the form of warrants compared to $5.8 million and $11.6 million for the same periods in the prior year.
•included losses of $3.2 million and $6.4 million for the three and six month periods ended June 30, 2023, respectively, for settlement charges, curtailments and other non-service components of retiree benefit plans compared to gains of $5.4 million and $10.8 million for the same periods in the prior year.
•included losses of $2.1 million and $2.5 million for the three and six month periods ended June 30, 2023, respectively, for our share of joint venture results, including engineering costs for the development of an aircraft modification for the Airbus A321 compared to losses of $3.2 million and $4.6 million for the same periods in the prior year.
•included gains of less than $0.1 million and losses of $0.1 million for the three and six month periods ended June 30, 2023, respectively, for net related insurance recoveries for the costs which occurred as a direct result of a foam release after a hangar's fire suppression system malfunctioned during 2022.
After removing the effects of these events and items, adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure (see the reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations in the following table), were $57.9 million and $95.7 million for three and six month periods ended June 30, 2023, respectively, compared to $66.9 million and $131.1 million for the corresponding periods in 2022.
Adjusted pre-tax earnings from continuing operations for the three months ended June 30, 2023 decreased $9.0 million primarily due to reduced number of aircraft leases. The decrease in the six month period ended June 30, 2023 of $35.4 million is primarily due to a lower level of passenger operations within ACMI Services in the first quarter and fewer aircraft under lease with customers.

A summary of our revenues from continuing operations, pre-tax earnings from continuing operations and adjusted pre-tax earnings from continuing operations, as well as a reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations, is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$115,281	$114,703	$232,355	$226,638
Lease incentive amortization	(3,903)	(5,029)	(8,933)	(10,059)
Total CAM	111,378	109,674	223,422	216,579
ACMI Services	366,187	347,498	700,314	677,588
Other Activities	110,789	107,879	221,377	210,414
Total Revenues	588,354	565,051	1,145,113	1,104,581
Eliminate internal revenues	(59,015)	(55,383)	(114,679)	(109,053)
Customer Revenues	$529,339	$509,668	$1,030,434	$995,528

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$31,020	$39,617	$65,220	$74,612
ACMI Services, interest expense	24,054	21,837	21,643	44,002
Other Activities	(1,299)	191	(645)	1,742
Net unallocated interest expense	(526)	(574)	(1,036)	(881)
Net financial instrument re-measurement (loss) gain	1,818	6,011	78	8,707
Other non-service components of retiree benefits costs, net	(3,218)	5,388	(6,436)	10,776
Loss from non-consolidated affiliate	(2,107)	(3,220)	(2,513)	(4,623)
Pre-Tax Earnings from Continuing Operations	49,742	69,250	76,311	134,335
Add other non-service components of retiree benefit costs, net	3,218	(5,388)	6,436	(10,776)
Add charges for non-consolidated affiliates	2,107	3,220	2,513	4,623
Add lease incentive amortization	4,719	5,822	10,541	11,620
Add net loss (gain) on financial instruments	(1,818)	(6,011)	(78)	(8,707)
Add net charges for hangar foam incident	(28)	—	13	—
Adjusted Pre-Tax Earnings from Continuing Operations (non-GAAP)	$57,940	$66,893	$95,736	$131,095
We define adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure, as pre-tax earnings from continuing operations excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments including warrants issued to Amazon; (iii) customer lease incentive amortization; (iv) gains and losses from non-consolidated joint ventures; and (v) charges related to the discharge of a fire suppression system in the Company's aircraft hangar, net of related insurance recoveries. We exclude these items from pre-tax earnings from continuing operations because they are distinctly different in their predictability or not closely related to our on-going operating activities. Management uses adjusted pre-tax earnings from continuing operations to compare the performance of core operating results between periods. Presenting this non-GAAP financial measure provides management and investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted results should not be considered in isolation or as a substitute for analysis of the Company's results as calculated and reported under GAAP.
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of June 30, 2023, and December 31, 2022. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At June 30, 2023, we owned 20 Boeing 767-300 aircraft and nine Airbus A321-200 aircraft that were undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first six months of 2023 is listed below:
•CAM completed the modification of three Boeing 767-300 freighter aircraft purchased in the previous year. The aircraft are leased to external customers under multi-year leases.
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
•External customers returned eight Boeing 767-200 freighter aircraft to CAM. Two of these aircraft are being staged for future deployment. The other six have currently been removed from service and their parts and engines will be used to support the fleet, re-leased to customers or possibly sold.
•ATI began to operate two customer-provided Boeing 767-300 freighter aircraft.

	June 30, 2023			December 31, 2022
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	4	18	22	4	26	30
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	2	68	70	2	65	67
Boeing 767-300 Passenger	5	—	5	5	—	5
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4
	20	86	106	20	91	111
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2
Boeing 767-300 Freighter	13	—	13	11	—	11
Total	19	—	19	17	—	17
Other aircraft
Owned Boeing 767-300 under modification	—	20	20	—	15	15
Owned Airbus A321-200 under modification	—	9	9	—	7	7
As of June 30, 2023, ABX, ATI and OAI were leasing 20 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 18 externally leased Boeing 767-200 freighter aircraft, eight were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX and nine were leased to other external customers. Of the 68 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ABX or ATI, nine were leased to DHL and operated by ABX, two were leased to DHL and were being operated by a DHL-affiliated airline and 27 were leased to other external customers. The carrying values of the total in-service fleet as of June 30, 2023 and December 31 2022 were $1,736.1 million and $1,741.7 million, respectively.

Additionally, we owned several Boeing 767-200 airframes that have been removed from service and which are being used to support our in-service Boeing fleet with engines and aircraft parts.
CAM
CAM's revenues from external customers totaled $84.2 million and $167.4 million for the three and six month periods ended June 30, 2023, respectively, compared to $80.8 million and $157.5 million for the same periods in the prior year. CAM's revenues from our airlines totaled $27.2 million and $56.1 million during the three and six month periods ended June 30, 2023 compared to $28.9 million and $59.1 million for the same periods in the prior year. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $0.6 million and $5.7 million for the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods in 2022, as a result of new aircraft leases in 2023 and 2022, offset by the return of Boeing 767-200 freighter aircraft from lease. Since July 1, 2022, CAM added five Boeing 767-300 freighter aircraft to its portfolio and placed these five aircraft with external customers under long-term leases. Additionally, since July 1, 2022, ten 767-200 freighters were returned from lease. CAM is currently prepping two of these 767-200 freighters for re-lease, and has re-leased another 767-200 freighter to an external customer. CAM's revenues from its 767-200 engine power program has decreased $1.9 million and $2.9 million for the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods of 2022, due to the reduction in leased 767-200 aircraft.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $31.0 million and $65.2 million for the three and six months ended June 30, 2023 compared to $39.6 million and $74.6 million for the same periods in the prior year. Pre-tax earnings reflects four fewer aircraft, netting additional 767-300 leases with 767-200 freighter returns since July 1, 2022. Additionally, depreciation expense increased $1.7 million and $5.8 million for the three and six month periods ended June 30, 2023, respectively, primarily due to the new aircraft placed into service. Reduced earnings also included $4.7 million and $7.0 million more internally allocated interest expense due to higher company-wide interest expense.
As of June 30, 2023, CAM's fleet included 20 Boeing 767-300 aircraft and nine Airbus A321-200 aircraft which were in or awaiting the modification process. Six of these aircraft have already begun long-term leases with external customers in the third quarter with ten more scheduled to begin long-term leases with external customers later in 2023, 12 in 2024 and one in 2025. During the remainder of 2023, three more Boeing 767-200 aircraft leases are scheduled to expire and may be offered for resale or re-leased.
CAM expects to begin the passenger-to-freighter conversion of Airbus A330 aircraft in 2023 and expects to begin leasing the Airbus A330 freighter aircraft in 2024. CAM has agreements to purchase nine more Boeing 767-300 aircraft and seven Airbus A330-300 aircraft during 2023 and 2024. Eight of these aircraft are scheduled to be leased with external customers in 2024, six in 2025 and two in 2026. If future market conditions affect the demand for modified aircraft or the projected returns on our fleet expansion, we have the flexibility to reduce planned growth investments in 2024 and beyond.
CAM's operating results will depend on its continuing ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers. CAM's future operating results will also depend on lease rates under which aircraft are redeployed. The U.S. FAA has certified the design of the modified Airbus A321 that CAM utilizes to convert the passenger aircraft to a freighter. Our joint venture is working with regulators in Europe on remaining issues to certify the Airbus A321 to operate there. Prolonged delays in that certification process could impact our Airbus 321 aircraft fleet expansion in future years.
ACMI Services
Total revenues from ACMI Services increased $18.7 million and $22.7 million compared to 2022 for the three and six month period ended June 30, 2023 to $366.2 million and $700.3 million, respectively, while block hours flown for customers increased 1% for the same comparison periods. The increase in revenues reflects additional aircraft operated and block hours flown for our customers' delivery networks compared to the prior year periods. During the three and six month periods ended June 30, 2023, block hours flown for our customers' delivery networks increased 1% and 3%, respectively, including more U.S. continental. block hours and fewer inter-continental block hours compared for the corresponding periods in 2022. We are operating three more freighter aircraft in ACMI Services since July 1, 2022. Block hours for DoD and other passenger services during the three and six month periods ended June 30, 2023, including operation of Boeing 757 combi aircraft, declined 2% and 9%, respectively, compared to the corresponding periods of 2022. Declines in revenue generated from lower passenger block hours were offset by increased revenues during 2023 for higher prices of aviation fuel for DoD flying which is included in our ACMI Services revenues.
ACMI Services had pre-tax earnings of $24.1 million and $21.6 million during the three and six month periods ended June 30, 2023, respectively, compared to pre-tax earnings of $21.8 million and $44.0 million for the corresponding periods of 2022 inclusive of internally allocated interest expense. ACMI Services was impacted by additional internally allocated interest expense of $2.4 million and $4.0 million for the three and six month period ended June 30, 2023, respectively, compared to the corresponding periods in 2022 due to higher interest rates and debt balances in 2023. The decline in year-to-date earnings during 2023 also included reduced passenger services revenues and higher operating expenses experienced in the first quarter of 2023. During the second quarter of 2023, passenger services revenue rebounded driven by additional charter and nonmilitary flights in which certain operating expenses are contractually passed through to the customer.
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
Other Activities
External customer revenues from all other activities decreased $2.4 million and increased $2.3 million for the three and six month periods ended June 30, 2023, respectively, to $79.0 million and $162.8 million compared to the corresponding periods of 2022. During 2023, increases in aircraft maintenance services were offset by lower fuel revenues and one fewer ground hub service location compared to 2022. Aviation fuel revenues can fluctuate significantly among periods due volatility of fuel prices. Pre-tax losses from other activities were $1.3 million and $0.6 million for the three and six month periods ended June 30, 2023 compared to pre-tax earnings of $0.2 million and $1.7 million for the same periods in the prior year. The decrease in earnings reflected higher labor and administrative costs.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $7.7 million or 5% and $22.6 million or 7% during the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods of 2022. These expenses have been impacted by higher wage rates, increased personnel, including more pilots and benefit costs, higher employee attrition rates and more overtime pay. Inflationary pressures and employee attrition may continue to impact wages in the future.
Depreciation and amortization expense increased $1.3 million and $4.0 million during the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods of 2022. The increase reflects incremental depreciation for five newly converted aircraft added to its operating fleet since July 1, 2022. Since July 1, 2022, airframes for seven Boeing 767-200 aircraft have become fully depreciated. We expect depreciation expense to continue to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.
Maintenance, materials and repairs expense increased by $11.0 million or 28% and $19.2 million or 25% during the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods of 2022. This expense line includes the cost of materials and repairs to maintain aircraft and engines, as well as similar costs for providing maintenance services to customers. The increase reflects an increase in scheduled airframe maintenance and part repairs. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense decreased by $5.8 million and increased by $0.6 million during the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods of 2022. Fuel expense includes the cost of fuel to operate DoD flights, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel we resell to customers at the airport in Wilmington, Ohio. For the six month period ended June 30 2023, total fuel expense increased slightly compared to the prior year period reflecting a higher cost per gallon for DoD required fuel, largely offset by a reduction in hours flown for the DoD and a lower average cost of aviation fuel that we resell to customers. The decrease in fuel expense for the second quarter of 2023 compared to the second quarter of 2022 additionally reflects a greater decline in the average cost per gallon of aviation fuel that we resold to our customers compared to the second quarter of 2022.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services decreased $0.5 million and $1.0 million during the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods of 2022. The reduction reflects the net effect of operating fewer passenger hours and higher vendor fee rates.
Travel expense increased by $2.7 million and $8.1 million during the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods of 2022. In addition to the increased number of crew members, travel expense increased during 2023 due to significantly higher airfares and hotel rates compared to the prior year.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.7 million and $0.2 million during the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods of 2022, due to higher rates charged by airports.
Rent expense increased by $1.2 million and $2.7 million during the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods of 2022 due to additional aircraft engines and facility locations under lease.
Non-Operating Income, Adjustments and Expenses
Interest expense increased by $7.2 million and $11.5 million during the three and six month periods ended June 30, 2023, respectively, compared to the corresponding periods 2022. Debt balances and interest rates under our Senior Credit Agreement increased year over year. We expect interest expense to increase in future periods due to increases in our revolver balances as we expand CAM's fleet and increased interest rates that float with prevailing SOFR under our Senior Credit Agreement.
We recorded unrealized pre-tax gains on financial instrument re-measurements of $1.8 million and $0.1 million during the three and six month periods ended June 30, 2023, respectively, compared to pre-tax gains of $6.0 million and $8.7 million for the corresponding periods in 2022. The gains and losses include the re-valuing, as of June 30, 2023 and 2022, the stock warrants and ATSG stock sale option granted to Amazon and interest rate swaps that we hold. Generally, the warrant values increase or decrease with corresponding increases or decreases in the ATSG common stock price during the measurement period. Additionally, the value of warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the probability of a warrants vesting and the sales option exercise price being above the traded ATSG price results in higher liabilities and losses. Also, during the three month period ended June 30, 2022, ATSG repurchased $120.0 million of its Senior Notes par value in the open market resulting in a net pre-tax gain of $4.5 million, net of fees which was recorded under net gain on financial instruments on the income statement during the corresponding period.
Non-service components of retiree benefits resulted in net losses of $3.2 million and $6.4 million for the three and six month period ended June 30, 2023, respectively, compared to gains of $5.4 million and $10.8 million for the corresponding periods in 2022. The non-service component gain and losses of retiree benefits are determined by actuaries and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non-service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2023 have been estimated utilizing a 24% rate based upon year-to-date income projected results for the full year. The effective rate can be impacted by a number of factors, including the continued impact of the apportionment of income among taxing jurisdictions, employee compensation limitations, the return of the meals and per diem deductibility limitations and our leasing efforts in our Ireland-based subsidiary.

The effective rate from continuing operations for the six month period ended June 30, 2023 was 24%. The effective tax rate is affected by the discrete tax items in which expense and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurement, incentive amortizations and other adjustments for adjusted pre-tax earnings from continuing operations (see items in the table above) was 23% and 23% for the three and six month periods ended June 30, 2023, respectively, compared to 22% and 23% for the corresponding periods in 2022.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $408.6 million and $250.2 million for the six month periods ended June 30, 2023 and 2022, respectively. The increase in operating cash flows for 2023 was driven by faster payments from customers and lower customer accounts receivable balances. Cash outlays for pension contributions were $1.2 million and $1.1 million for the six month periods ended June 30, 2023 and 2022, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $412.9 million and $294.2 million for the six month periods ended June 30, 2023 and 2022, respectively. Capital expenditures for the first half of 2023 included $303.2 million for the acquisition of eight Boeing 767-300 aircraft, two Airbus A321-200 aircraft and freighter modification costs; $103.9 million for required heavy maintenance; and $5.8 million for other equipment. Capital expenditures in the first half of 2022 included $205.3 million for the acquisition of five Boeing 767-300 aircraft, four Airbus A321-200 aircraft and freighter modification costs; $81.2 million for required heavy maintenance; and $7.7 million for other equipment.
Cash proceeds of $10.4 million and $0.2 million were received during the six month periods ended June 30, 2023 and 2022, respectively, primarily for the sale of aircraft engines.
During the six-month period ended June 30, 2023 we spent $0.8 million to invest in joint ventures compared to $16.5 million during the corresponding period in 2022. Our joint venture with Precision Aircraft Solutions, LLC, developed a passenger-to-freighter conversion program for Airbus A321-200 aircraft and our joint venture with GA Telesis Engine Services, LLC provides engine tear-down services to harvest and sell engine parts.
Net cash provided by financing activities was $10.7 million during the six month period ended June 30, 2023 and net cash provided by financing activities was $38.0 million during the corresponding period in 2022. During the first half of 2023, we made debt principal payments of $90.3 million and we drew $140.0 million from the revolving credit facility under the Senior Credit Agreement. During the corresponding period in the prior year, we made debt principal payments of $295.3 million and we drew $450.0 million from the revolving credit facility.
Commitments
As of June 30, 2023, we had 29 aircraft that were in or awaiting modification to a freighter configuration. Additionally, we placed non-refundable deposits and have agreements to purchase nine more Boeing 767-300 passenger aircraft and seven Airbus A330 aircraft through 2024. We expect to purchase additional aircraft for modification in 2023 and 2024. We outsource a significant portion of the aircraft freighter modification process to non-affiliated third parties. The modification process primarily consists of the installation of a standard cargo door and loading system. We estimate that total capital expenditures for 2023 will be approximately $785 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by whether customer demand supports our return requirements as well as aircraft acquisitions, maintenance and modification processes.
Liquidity and Capital Resources
At June 30, 2023, we had $43.2 million of cash balances and $418.6 million available from the unused portion of the revolving credit facility under the Senior Credit Agreement as described in Note F of the accompanying consolidated financial statements. We expect our operations to continue to generate significant net cash in-flows after deducting required spending of approximately $240 million for heavy maintenance and other sustaining capital expenditures. To expand our fleet, we estimate that capital expenditures for aircraft purchases and freighter modifications will total $545 million for 2023. We believe that our current cash balance, forecasted cash flows provided from customer leases and operating agreements, combined with the Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months.
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
Market risks have not materially changed from those disclosed in Item 7A of the Company's 2022 Form 10-K

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Form 10-Q (the "Evaluation Date"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 29, 2022, the Board of Directors of ATSG (the "Board") authorized the repurchase of up to $150.0 million of ATSG's outstanding common stock (the "2022 Repurchase Program"). The 2022 Repurchase Program does not require the repurchase of a specific number of shares or establish a time frame for any repurchase and the Board may terminate the 2022 Repurchase Program at any time. Repurchases may be made under the 2022 Repurchase Program from time to time in the open market or in privately negotiated transactions. There is no expiration date for the 2022 Repurchase Program. We repurchased $15.0 million in ATSG common stock under the 2022 Repurchase Program during the second quarter of 2023. As of June 30, 2023, the remaining available authorization under the 2022 Repurchase Program was $103.5 million.
The following table summarizes our repurchases of ATSG common stock under the 2022 Repurchase Program during the second quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2023 through April 30, 2023	—	$—	—	$118,463,910
May 1, 2023 through May 31, 2023	950,000	$15.74	950,000	$103,507,738
June 1, 2023 through June 30, 2023	—	$—	—	$103,507,738
Total for the quarter	950,000	$15.74	950,000	$103,507,738

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
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

10.6	Collateral Agreement (Intercompany Note), dated as of March 1, 2023, made by Cargo Aircraft Management, Inc., as grantor, in favor of Truist Bank, as administrative agent. (1)

10.7	Air Transport Services Group, Inc. Executive Incentive Compensation Plan. (4)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101).

____________________
(1)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 3, 2023.
(2)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2021.
(3)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2022.
(4)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 26, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ RICHARD F. CORRADO
Richard F. Corrado
Chief Executive Officer (Principal Executive Officer)
Date:	August 7, 2023

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 7, 2023	and Principal Accounting Officer)