Form 10-Q
period 2023-09-30
Air Transport Services Group, Inc.
filed 2023-11-09
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 000-50368
________________________________________________________________
Air Transport Services Group, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware	26-1631624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
145 Hunter Drive, Wilmington, OH         45177
(Address of principal executive offices)            (Zip Code)

937-382-5591
(Registrant’s telephone number, including area code)
 ________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATSG	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
As of November 9, 2023, there were 65,272,900 shares of the registrant’s common stock outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION
The financial information, including the financial statements, included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the "Form 10-Q") should be read in conjunction with the audited consolidated financial statements and notes thereto of Air Transport Services Group, Inc. ("ATSG") included in ATSG's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on March 1, 2023 ("2022 Form 10-K").
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$50,585	$27,134
Accounts receivable, net of allowance of $1,228 in 2023 and $939 in 2022	226,147	301,622
Inventory	50,680	57,764
Prepaid supplies and other	36,349	31,956
TOTAL CURRENT ASSETS	363,761	418,476
Property and equipment, net	2,749,506	2,402,408
Customer incentive	64,873	79,650
Goodwill and acquired intangibles	484,981	492,642
Operating lease assets	59,224	74,070
Other assets	123,770	122,647
TOTAL ASSETS	$3,846,115	$3,589,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$272,306	$192,992
Accrued salaries, wages and benefits	59,346	56,498
Accrued expenses	12,233	12,466
Current portion of debt obligations	648	639
Current portion of lease obligations	21,534	23,316
Unearned revenue and grants	27,555	21,546
TOTAL CURRENT LIABILITIES	393,622	307,457
Long term debt	1,691,141	1,464,285
Stock obligations	1,816	695
Post-retirement obligations	31,488	35,334
Long term lease obligations	38,737	51,575
Other liabilities	61,360	62,861
Deferred income taxes	279,778	255,180
TOTAL LIABILITIES	2,497,942	2,177,387
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 65,315,066 and 72,327,758 shares issued and outstanding in 2023 and 2022, respectively	653	723
Additional paid-in capital	835,630	986,303
Retained earnings	604,217	528,882
Accumulated other comprehensive loss	(92,327)	(103,402)
TOTAL STOCKHOLDERS’ EQUITY	1,348,173	1,412,506
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,846,115	$3,589,893

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES	$523,137	$516,916	$1,553,571	$1,512,444
OPERATING EXPENSES
Salaries, wages and benefits	165,110	169,967	512,283	494,526
Depreciation and amortization	86,252	83,283	253,671	246,726
Maintenance, materials and repairs	54,569	41,541	148,838	116,657
Fuel	79,020	68,620	213,046	202,080
Contracted ground and aviation services	18,353	18,278	55,823	56,762
Travel	36,223	29,865	96,998	82,544
Landing and ramp	4,271	4,210	13,139	12,873
Rent	7,811	8,383	24,197	22,114
Insurance	3,055	2,346	8,287	7,224
Other operating expenses	22,443	17,764	64,095	57,968
	477,107	444,257	1,390,377	1,299,474
OPERATING INCOME	46,030	72,659	163,194	212,970
OTHER INCOME (EXPENSE)
Interest income	190	56	585	80
Non-service component of retiree benefit (loss) gains	(3,218)	4,635	(9,654)	15,411
Net gain on financial instruments	1,778	695	1,856	9,402
Loss from non-consolidated affiliate	(1,885)	(954)	(4,398)	(5,577)
Interest expense	(19,376)	(12,167)	(51,753)	(33,027)
	(22,511)	(7,735)	(63,364)	(13,711)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,519	64,924	99,830	199,259
INCOME TAX EXPENSE	(6,347)	(14,736)	(24,495)	(45,065)
EARNINGS FROM CONTINUING OPERATIONS	17,172	50,188	75,335	154,194
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	854	—	1,736
NET EARNINGS	$17,172	$51,042	$75,335	$155,930

BASIC EARNINGS PER SHARE
Continuing operations	$0.26	$0.68	$1.08	$2.08
Discontinued operations	—	0.01	—	0.03
TOTAL BASIC EARNINGS PER SHARE	$0.26	$0.69	$1.08	$2.11

DILUTED EARNINGS PER SHARE
Continuing operations	$0.24	0.57	$0.98	1.76
Discontinued operations	—	0.01	—	0.02
TOTAL DILUTED EARNINGS PER SHARE	$0.24	0.58	$0.98	$1.78

WEIGHTED AVERAGE SHARES
Basic	67,253	73,998	69,909	73,956
Diluted	72,672	88,746	78,427	88,980

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET EARNINGS	$17,172	$51,042	$75,335	$155,930
OTHER COMPREHENSIVE INCOME:
Defined Benefit Pension	3,685	773	11,055	1,256
Defined Benefit Post-Retirement	—	9	—	27
Foreign Currency Translation	—	—	20	—

TOTAL COMPREHENSIVE INCOME, net of tax	$20,857	$51,824	$86,410	$157,213

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT JUNE 30, 2022	74,369,138	$744	$1,037,139	$435,189	$(61,579)	$1,411,493
Stock-based compensation plans
Issuance of common shares, net of withholdings	(2,202)	—	(80)			(80)
Forfeited restricted stock	(300)	—	—			—
Amortization of stock awards and restricted stock			2,295			2,295
Total comprehensive income				51,042	782	51,824
BALANCE AT SEPTEMBER 30, 2022	74,366,636	$744	$1,039,354	$486,231	$(60,797)	$1,465,532

BALANCE AT DECEMBER 31, 2021	74,142,183	$741	$1,074,286	$309,430	$(62,080)	$1,322,377
Stock-based compensation plans
Grant of restricted stock	109,200	1	(1)			—
Issuance of common shares, net of withholdings	120,053	2	(1,521)			(1,519)
Forfeited restricted stock	(4,800)	—	—			—
Cumulative effect in change in accounting principle			(39,559)	20,871		(18,688)
Amortization of stock awards and restricted stock			6,149			6,149
Total comprehensive income				155,930	1,283	157,213
BALANCE AT SEPTEMBER 30, 2022	74,366,636	$744	$1,039,354	486,231	(60,797)	$1,465,532
See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, cont.
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT June 30, 2023	70,761,243	$708	$951,463	$587,045	$(96,012)	$1,443,204
Stock-based compensation plans
Grant of restricted stock	—	—	—			—
Issuance of common shares, net of withholdings	—	—	—			—
Forfeited restricted stock	(10,400)	(1)	—			(1)
Purchase of common stock	(5,435,777)	(54)	(119,606)			(119,660)
Settlement of convertible note hedges and warrants			1,270			1,270
Amortization of stock awards and restricted stock			2,503			2,503
Total comprehensive income				17,172	3,685	20,857
BALANCE AT September 30, 2023	65,315,066	$653	$835,630	$604,217	$(92,327)	$1,348,173

BALANCE AT DECEMBER 31, 2022	72,327,758	$723	$986,303	$528,882	$(103,402)	$1,412,506
Stock-based compensation plans
Grant of restricted stock	265,361	3	(3)			—
Issuance of common shares, net of withholdings	122,724	2	(1,580)			(1,578)
Forfeited restricted stock	(15,000)	(1)				(1)
Purchase of common stock	(7,385,777)	(74)	(156,829)			(156,903)
Settlement of convertible note hedges and warrants			1,270			1,270
Amortization of stock awards and restricted stock			6,469			6,469
Total comprehensive income				75,335	11,075	86,410
BALANCE AT September 30, 2023	65,315,066	$653	$835,630	604,217	(92,327)	$1,348,173

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net earnings from continuing operations	$75,335	$154,194
Net earnings from discontinued operations	—	1,736
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	269,705	265,306
Pension and post-retirement	14,235	1,662
Deferred income taxes	21,418	40,892
Amortization of stock-based compensation	6,469	6,149
Loss from non-consolidated affiliates	4,398	5,577
Net (gain) loss on financial instruments	(1,856)	(9,402)
Changes in assets and liabilities:
Accounts receivable	73,443	(45,149)
Inventory and prepaid supplies	10,854	(9,200)
Accounts payable	50,881	4,863
Unearned revenue	7,325	(10,685)
Accrued expenses, salaries, wages, benefits and other liabilities	(671)	12,789
Pension and post-retirement balances	(6,308)	(18,737)
Other	865	(1,925)
NET CASH PROVIDED BY OPERATING ACTIVITIES	526,093	398,070
INVESTING ACTIVITIES:
Expenditures for property and equipment	(581,340)	(448,358)
Proceeds from property and equipment	10,516	3,759
Acquisitions and investments in businesses	(1,600)	(16,233)
NET CASH (USED IN) INVESTING ACTIVITIES	(572,424)	(460,832)
FINANCING ACTIVITIES:
Principal payments on secured debt	(180,534)	(345,525)
Proceeds from revolving credit facilities	220,000	510,000
Payments for financing costs	(10,779)	—
Proceeds from convertible note issuance	400,000	—
Repurchase of senior unsecured notes	—	(115,204)
Repurchase of convertible notes	(203,247)	—
Purchase of common stock	(155,349)	—
Withholding taxes paid for conversion of employee stock awards	(1,578)	(1,519)
Other financing related proceeds	1,269	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	69,782	47,752

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,451	(15,010)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,134	69,496
CASH AND CASH EQUIVALENTS AT END OF YEAR	$50,585	$54,486

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$42,544	$39,711
Federal and state income taxes paid	$6,543	$1,735
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$84,866	$51,085
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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
The carrying amounts of goodwill by reportable segment are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2022	$153,290	$234,571	$8,113	$395,974
Carrying value as of September 30, 2023	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2022	$9,000	$87,668	$96,668
Amortization	—	(7,661)	(7,661)
Carrying value as of September 30, 2023	$9,000	$80,007	$89,007
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

Lease
Incentive
Carrying value as of December 31, 2022	$79,650
Amortization	(14,777)
Carrying value as of September 30, 2023	$64,873
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
The carrying value of the joint ventures totaled $21.9 million and $18.9 million at September 30, 2023 and December 31, 2022, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the three and nine month periods ending September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Customer	Percentage of Revenue		Percentage of Revenue
U.S. Department of Defense ("DoD")	34%	31%	31%	29%
Amazon	33%	34%	34%	34%
DHL	12%	13%	13%	12%
The accounts receivable from the Company's three largest customers as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Customer	Accounts Receivable
DoD	$71,873	$125,156
Amazon	77,915	86,607
DHL	9,506	19,644
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
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of September 30, 2023, the Company leased 12 Boeing 767 freighter aircraft to DHL comprised of one Boeing 767-200 aircraft and eleven Boeing 767-300 aircraft, with expirations between 2023 and 2029. Further, beginning in third quarter of 2022, the Company began to operate four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August of 2027.
Amazon
The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for Amazon.com Services, LLC, ("ASI") a subsidiary of Amazon, since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by LGSTX. As of

September 30, 2023, the Company leased 37 Boeing 767 freighter aircraft to ASI with lease expirations between 2024 and 2031.
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
On December 22, 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years, and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all ten of the 767-300 aircraft in 2020. In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018 (the "2018 Investment Agreement"). Pursuant to the 2018 Investment Agreement, the Company issued to Amazon warrants for 14.8 million common shares of ATSG. This group of warrants will expire if not exercised within seven years from their issuance date, in December of 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The warrants have an exercise price of $21.53 per share.
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

Issued and outstanding warrants are summarized below as of September 30, 2023:

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
The Company resumed repurchases of its own shares during October 2022 in conjunction with the expiration of certain government restrictions stemming from the Coronavirus Aid, Relief and Economic Security Act. As the Company repurchases its own shares, Amazon has the option to sell shares of ATSG's common stock to the Company to maintain its ownership percentage of less than 19.9% of the Company's outstanding shares pursuant to the terms of the 2016 Investment Agreement, as amended. On October 7, 2022, Amazon sold 250,000 shares of ATSG's common stock back to the Company for cash of $5.9 million, pursuant to the terms of the 2016 Investment Agreement, as amended on March 5, 2021. Also on December 16, 2022, Amazon sold 260,000 shares of ATSG's common stock back to the Company for cash of $7.0 million. On August 14, 2023 Amazon sold 1,177,000 shares of ATSG common stock back to the Company for cash of $22.9 million. These transactions resulted in Amazon maintaining its ownership percentage of less than 19.9% of ATSG's outstanding common shares at the time.
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
As of September 30, 2023 and December 31, 2022, the Company's liabilities reflected warrants and Amazon sale options from the 2018 Amazon agreements having a fair value of $1.8 million and $0.7 million, respectively. During the three month and nine month periods ended September 30, 2023, the re-measurements of warrants and sale options to fair value resulted in net non-operating losses of $0.1 million and $1.1 million before the effect of income taxes, respectively, compared to net non-operating gains of $0.1 million and $0.2 million in the corresponding periods in 2022.
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
The fair values of the stock warrant obligations to Amazon resulting from aircraft leased to ASI were determined using a Black-Scholes pricing model which considers various assumptions, including ATSG's common stock price, the volatility of ATSG's common stock, the expected dividend yield, exercise price and the risk-free interest rate

(Level 2 inputs). The fair value of the stock warrant obligations for unvested stock warrants, conditionally granted to Amazon for the execution of incremental, future aircraft leases, include additional assumptions including the expected exercise prices and the probabilities that future leases will occur (Level 3 inputs). The fair value of the sale option for Amazon to sell back shares to the Company under certain conditions was determined based on future share repurchase scenarios. Judgement was applied to determine the number of shares that would be repurchased by the Company at a certain price and the probability of each scenario. There is uncertainty regarding the future stock price at the time of repurchase which affects the magnitude of the gain or loss recognized (Level 3 inputs).
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2023	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,233	$—	$1,233
Interest rate swap	—	3,313	—	3,313
Total Assets	$—	$4,546	$—	$4,546
Liabilities
Sale option	—	—	(1,258)	$(1,258)
Stock warrant obligations	—	—	(558)	(558)
Total Liabilities	$—	$—	$(1,816)	$(1,816)

As of December 31, 2022	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$4,047	$—	$4,047
Interest rate swap	—	677	—	677
Total Assets	$—	$4,724	$—	$4,724
Liabilities
Stock warrant obligations	—	—	(695)	(695)
Total Liabilities	$—	$—	$(695)	$(695)
As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $69.6 million less than the carrying value, which was $1,691.8 million at September 30, 2023. As of December 31, 2022, the fair value of the Company’s debt obligations was approximately $48.3 million less than the carrying value, which was $1,464.9 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Flight equipment	$3,866,140	$3,506,134
Ground equipment	71,419	70,092
Leasehold improvements, facilities and office equipment	41,417	40,183
Aircraft modifications and projects in progress	588,432	445,633
	4,567,408	4,062,042
Accumulated depreciation	(1,817,902)	(1,659,634)
Property and equipment, net	$2,749,506	$2,402,408
CAM owned aircraft with a carrying value of $1,649.8 million and $1,474.6 million that were under lease to external customers as of September 30, 2023 and December 31, 2022, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Revolving credit facility	660,000	620,000
Senior notes	578,454	578,094
Convertible notes	443,942	256,903
Other financing arrangements	9,393	9,927
Total debt obligations	1,691,789	1,464,924
Less: current portion	(648)	(639)
Total long term obligations, net	$1,691,141	$1,464,285
On August 14, 2023 the Company issued $400.0 million aggregate principal amount of Convertible Senior Notes due 2029 ("2023 Convertible Notes"). These notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "1933 Act"). The 2023 Convertible Notes bear interest at a rate of 3.875% per year payable semi-annually in arrears on February 15 and August 15 each year, beginning February 15, 2024. The 2023 Convertible Notes mature on August 15, 2029, unless repurchased or converted in accordance with their terms prior to such date. The 2023 Convertible Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables.
Conversion of the 2023 Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2023 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will settle the principal value of the notes in cash. The initial conversion rate is $31.2864 common shares per $1,000 principal amount of 2023 Convertible Notes (equivalent to an initial conversion price of approximately $31.28 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the 2023 Convertible Notes) occurs, ATSG will, in certain circumstances, increase the conversion rate for a specified period of time. Upon the occurrence of certain fundamental changes, holders of the Convertible Notes can require the Company to repurchase their notes for a cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest.
The Company used a portion of the proceeds from the 2023 Convertible Notes to repurchase 5,435,777 shares of its common stock concurrently with offering of the 2023 Convertible Notes. Additionally, the Company used a portion of the proceeds to repurchase $204.5 million principal amount of its outstanding 1.125% Convertible Senior Notes issued in 2017 (the “2017 Convertible Notes”). The Company used the remainder of the proceeds from the offering to satisfy fees and expenses associated with the offering, to repay a portion of the outstanding borrowings under its revolving credit facility and for general corporate purposes.
In addition, the Company is a party to a syndicated credit agreement (as amended, the "Senior Credit Agreement") which includes the ability to execute term loans and a revolving credit facility. On October 19, 2022, the Company amended the Senior Credit Agreement. This amendment i) increased the aggregate amount of the revolving credit facility from $800 million to $1 billion, ii) extended the maturity date of the agreement from April 6, 2026 to October 19, 2027, iii) replaced LIBOR with SOFR as an interest rate benchmark, iv) reduced the collateral to outstanding loan ratio to 1.15:1.00 from 1.25:1:00, v) permits cash dividends and share repurchases provided the secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00, and removed the annual limitation on cash dividends and share repurchases which was $100 million.
The interest rate is a pricing premium added to SOFR based upon the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement. As of September 30, 2023, the unused revolving credit facility available to the Company at the trailing twelve-month EBITDA level was $427.6 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.
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
On January 28, 2020, CAM completed a debt offering of $500.0 million in senior unsecured notes (the “Senior Notes”) that were guaranteed by ATSG and certain of its other subsidiaries. The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the the 1933 Act, and certain investors pursuant to Regulation S under the 1933 Act. The Senior Notes are senior unsecured obligations that bear interest at a fixed rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. On April 13, 2021, the Company, through a subsidiary, completed its offering of $200.0 million of additional notes ("Additional Senior Notes") under the existing Senior Notes. The Additional Senior Notes are fully fungible with the Senior Notes, treated as a single class for all purposes under the indenture governing the existing notes with the same terms as those of the existing notes (other than issue date and issue price).
During 2022, the Company repurchased Senior Notes having a principal value of $120.0 million in the open market at a 5.5% reducing the Senior Notes carrying value to $578.0 million. The Company recognized a net pre-tax gain of $4.5 million, net of fees, which was recorded under net gain of financial instruments on the income statement during the corresponding period.
The balance of the Senior Notes is net of debt issuance costs of $4.6 million and $5.4 million as of September 30, 2023 and December 31, 2022, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing SOFR or prime rates. At the Company's debt-to-EBITDA ratio as of September 30, 2023, the SOFR-based financing for the revolving credit facility bears a variable interest rate of 6.68%. The Senior Notes do not require principal payments until maturity but prepayments are allowed without penalty beginning February 1, 2025.
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
In September 2017, ATSG issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the 2017 Convertible Notes) in a private offering to qualified institutional buyers pursuant to Rule 144A under the 1933 Act. The 2017 Convertible Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. The 2017 Convertible Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The 2017 Convertible Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. Conversion of the 2017 Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2017 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the 2017 Convertible Notes can require the Company to repurchase their notes for a cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest.
ATSG has the right to settle the 2017 Convertible Notes in cash, ATSG common shares or a combination of cash and ATSG common shares. The initial conversion rate is 31.3475 common shares per $1,000 principal amount of 2017 Convertible Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the Convertible Notes) occurs, ATSG will, in certain circumstances, increase the conversion rate for a specified period of time.
In conjunction with the 2017 Convertible Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of ATSG common shares (8.1 million shares at that time) and same strike price ($31.90) that underlie the 2017 Convertible Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to ATSG's common shares, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2017 Convertible Notes. The Company's current intent and policy is to settle all Note conversions through a combination settlement which satisfies the principal amount of the 2017 Convertible Notes outstanding with cash.
The conversion feature of the 2017 Convertible Notes required bifurcation from the principal amount under the applicable accounting guidance. On January 1, 2022 the Company adopted ASU 2020-06 using the modified retrospective approach as discussed in Note A which recombined the value of the previously bifurcated embedded feature with the convertible note and eliminated the discount. The carrying value of the Company's convertible debt is shown below (in thousands):

	2017 Convertible Notes	2023 Convertible Notes	Total Convertible Notes
Principal Value December 31, 2022	258,750	—	258,750
Issuance of convertible debt	—	400,000	400,000
Repurchase of convertible debt	(204,525)	—	(204,525)
Unamortized issuance cost	(220)	(10,063)	(10,283)
Convertible Debt September 30, 2023	54,005	389,937	443,942
In conjunction with the offering of the 2017 Convertible Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments. The amount received for these warrants and recorded in Stockholders' Equity in the Company’s consolidated balance sheets was $38.5 million. These warrants could have resulted in 8.1 million additional shares of ATSG's common stock at that time if the Company's traded market price exceeds the strike price, which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions. The warrants could have a dilutive effect on the computation of earnings per share to the extent the average traded market price of the Company's common shares for reporting periods exceeds the strike price.

On August 14, 2023, the Company repurchased outstanding 2017 Convertible Notes having a principal value of $204.5 million in the open market, reducing the 2017 Convertible Notes carrying value to $54.2 million. The Company recognized a net pre-tax gain of $1.3 million, net of fees, which was recorded under net gain of financial instruments on the income statement during the corresponding period. In conjunction with the repurchase of the 2017 Convertible Notes the Company settled a pro-rata portion of the related warrants and note hedges and received $1.3 million in net cash proceeds. The share quantity of the convertible note hedges and warrants were 1.7 million shares, respectively at September 30, 2023.

NOTE G—DERIVATIVE INSTRUMENTS
The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30, 2023		December 31, 2022
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
March 31, 2023	2.425%	—	—	125,625	677
March 31, 2026	3.793%	50,000	1,170	—	—
March 31, 2026	3.836%	50,000	1,126	—	—
June 30, 2026	4.257%	50,000	463	—	—
June 30, 2026	4.185%	50,000	554	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in SOFR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded pre-tax gains on derivatives of $1.5 million and $2.6 million for the three and nine month periods ended September 30, 2023, respectively, compared to gains of $0.6 million and $4.7 million for the corresponding periods in 2022. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

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
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the nine months ended September 30, 2023 and 2022, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $6.1 million and $15.9 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at September 30, 2023 and December 31, 2022 was 3.8% and 3.2%, respectively. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 3.9 years and 4.3 years as of September 30, 2023 and December 31, 2022, respectively.
For the nine months ended September 30, 2023 and 2022, cash payments against operating lease liabilities were $19.7 million and $16.9 million, respectively. As of September 30, 2023, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2023	$6,290
2024	21,997
2025	15,374
2026	8,730
2027	4,332
2028 and beyond	8,711
Total undiscounted cash payments	65,434
Less: amount representing interest	(5,163)
Present value of future minimum lease payments	60,271
Less: current obligations under leases	21,534
Long-term lease obligation	$38,737
Purchase Commitments
The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of September 30, 2023, the Company owned thirteen Boeing 767-300 aircraft and seven Airbus A321-200 aircraft that were in or awaiting the modification process. As of September 30, 2023, the Company has agreements to purchase nine more Boeing 767-300 passenger aircraft and ten Airbus A330-300 passenger aircraft through 2024. As of September 30, 2023, the Company's commitments to acquire aircraft, convert those aircraft and complete the conversions of aircraft currently in or awaiting the modification process totaled $596.7 million, including estimated payments of $95.0 million through the remainder of 2023, with the remaining payments due from 2024 through 2026. Actual conversion payments will be based on the achievement of progress milestones.
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
For the three and nine month period ended September 30, 2023 the Company recognized charges in operating income for property damages and repairs, net of recorded insurance recoveries of less than $0.1 million. Through September 30, 2022 the Company had recognized charges in operating income, net of recorded insurance recoveries, of $1.0 million. Through September 30, 2023, the Company has incurred $6.8 million for losses resulting from the incident and recorded $5.8 million for insurance recoveries. Insurance receivables were $0.1 million and $2.8 million as of September 30, 2023 and December 31, 2022, respectively.
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
Employees Under Collective Bargaining Agreements
As of September 30, 2023, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.0%
ATI	Air Line Pilots Association	10.7%
OAI	International Brotherhood of Teamsters	6.1%
ATI	Association of Flight Attendants	0.8%
OAI	Association of Flight Attendants	6.7%
In addition, OAI has less than 20 flight dispatchers that are represented by a recognized labor unit and are beginning to negotiate a collective bargaining agreement.

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
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the three and nine month periods ended September 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$13	$19	$—	$—	$39	$57
Interest cost	8,631	6,075	33	15	25,893	18,098	99	44
Expected return on plan assets	(10,192)	(11,738)	—	—	(30,576)	(35,215)	—	—
Amortization of net loss	4,745	1,002	—	11	14,235	1,628	—	34
Net periodic benefit cost (income)	$3,184	$(4,661)	$46	$45	$9,552	$(15,489)	$138	$135
During the nine month period ending September 30, 2023, the Company made contributions to the pension plans of $1.5 million. During the fourth quarter of 2023, the Company is offering certain groups of participants options which, if elected by the participant, will settle or transfer a portion of the Company's obligations. Accordingly, settlement accounting for such amounts may have an impact on the Company's future financial statements.

NOTE J—INCOME TAXES
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2023 have been estimated utilizing a rate of 24.6% based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items, have an impact on the effective rate during a period.
As a result of these differences in which expenses and benefits for tax purposes are different than required by GAAP, the Company's effective tax rate for the nine months ended September 30, 2023 was 24.5%. The final effective tax rate for the year 2023 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, stock warrant valuations, executive compensation and other items.
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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the three and nine month periods ended September 30, 2023 and 2022 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of June 30, 2022	$(61,348)	$(211)	$(20)	$(61,579)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,002	11	—	1,013
Income Tax (Expense) or Benefit	(229)	(2)	—	(231)
Other comprehensive income (loss), net of tax	773	9	—	782
Balance as of September 30, 2022	$(60,575)	$(202)	$(20)	$(60,797)

Balance as of January 1, 2022	$(61,831)	$(229)	$(20)	$(62,080)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	1,628	34	—	1,662
Income Tax (Expense) or Benefit	(372)	(7)	—	(379)
Other comprehensive income (loss), net of tax	1,256	27	—	1,283
Balance as of September 30, 2022	$(60,575)	$(202)	$(20)	$(60,797)

Balance as of June 30, 2023	$(96,048)	$36	$—	$(96,012)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	4,745	—	—	4,745
Income Tax (Expense) or Benefit	(1,060)	—	—	(1,060)
Other comprehensive income (loss), net of tax	3,685	—	—	3,685
Balance as of September 30, 2023	$(92,363)	$36	$—	$(92,327)

Balance as of January 1, 2023	$(103,418)	$36	$(20)	$(103,402)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	20	20
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	14,235	—	—	14,235
Income Tax (Expense) or Benefit	(3,180)	—	—	(3,180)
Other comprehensive income (loss), net of tax	11,055	—	20	11,075
Balance as of September 30, 2023	$(92,363)	$36	$—	$(92,327)

NOTE L—STOCK-BASED COMPENSATION
ATSG's Board of Directors has granted stock-based incentive awards to certain employees and directors pursuant to a long-term incentive plan which was approved by the Company's stockholders in May 2005 and in May 2015. Employees have been awarded non-vested restricted stock, non-vested stock units with performance conditions, and non-vested stock units with market conditions. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the grant date. The non-vested stock units will be converted into a number of ATSG common shares depending on the satisfaction of the performance conditions or market conditions at the end of a specified service period, which is typically three years from the grant date. The performance condition awards will be converted into a number of ATSG common shares based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of common shares depending on the appreciation of ATSG common shares compared to the Nasdaq Transportation Index. Directors have been granted time-based awards that vest after a period of twelve months. Under each of the stock-based incentive awards, the restrictions may lapse sooner than the stated settlement period upon (1) the participant's death or disability, (2) an employee participant's qualification for retirement or (3) a change in control, in the case of an employee participant under the 2015 long-term incentive plan, or a business combination, in the case of a director participant under the 2005 or 2015 long-term incentive plan. The Company expects to settle all of the stock unit awards by issuing new ATSG common shares. The table below summarizes award activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	929,205	$21.83	978,188	$17.49
Granted	577,598	21.35	283,467	35.44
Converted	(192,028)	21.04	(178,060)	22.15
Expired	(1,600)	22.03	(3,000)	40.02
Forfeited	(30,000)	24.52	(9,600)	26.74
Outstanding at end of period	1,283,175	$21.66	1,070,995	$21.32
Vested	346,565	$9.78	322,156	$9.76
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
For the nine months ended September 30, 2023 and 2022, the Company recorded expense of $6.5 million and $6.1 million respectively, for stock-based incentive awards. At September 30, 2023, there was $13.5 million of unrecognized expense related to the stock-based incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2023, none of the awards were convertible, 346,565 units of the directors' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in the issuance of a maximum number of 1,631,925 additional outstanding shares of ATSG's common stock depending on service, performance and market results through December 31, 2025.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Earnings from continuing operations - basic	$17,172	$50,188	$75,335	$154,194
Gain from stock warrants revaluation, net of tax	$—	$(105)	$(106)	$(155)
Convertible debt interest charge, net of tax	$443	$763	$1,999	$2,285
Earnings from continuing operations - diluted	$17,615	$50,846	$77,228	$156,324

Denominator:
Weighted-average shares outstanding for basic earnings per share	67,253	73,998	69,909	73,956
Common equivalent shares:
Effect of stock-based compensation awards and warrants	583	6,637	1,511	6,913
Effect of convertible debt	4,836	8,111	7,007	8,111
Weighted-average shares outstanding assuming dilution	72,672	88,746	78,427	88,980
Basic earnings per share from continuing operations	$0.26	$0.68	$1.08	$2.08
Diluted earnings per share from continuing operations	$0.24	$0.57	$0.98	$1.76
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 471,610 shares and 367,339 shares of restricted stock for 2023 and 2022, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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
In conjunction with the offering of the 2017 Convertible Notes (see note F), the Company also sold warrants for ATSG common stock, subject to customary anti-dilution adjustments. These warrants may result in 1.7 million additional shares of common stock, as of September 30, 2023 if ATSG's traded market price exceeds the strike price which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions.

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
The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues:
CAM	$109,725	$109,496	$333,147	$326,075
ACMI Services	365,248	357,375	1,065,562	1,034,963
All other	112,841	108,423	334,218	318,837
Eliminate inter-segment revenues	(64,677)	(58,378)	(179,356)	(167,431)
Total	$523,137	$516,916	$1,553,571	$1,512,444
Customer revenues:
CAM	$83,930	$79,975	$251,282	$237,466
ACMI Services	365,127	357,319	1,065,419	1,034,881
All other	74,080	79,622	236,870	240,097
Total	$523,137	$516,916	$1,553,571	$1,512,444
The Company's external customer revenues from other activities for the three and nine month periods ended September 30, 2023, and 2022 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Aircraft maintenance, modifications and part sales	$31,443	$34,604	$112,681	$106,766
Ground services	22,733	28,204	71,385	80,275
Other, including aviation fuel sales	19,904	16,814	52,804	53,056
Total customer revenues	$74,080	$79,622	$236,870	$240,097
During the three and nine month periods ending September 30, 2023, the Company recognized $1.6 million and $13.3 million, respectively, of non-lease revenue that was reported as deferred revenue at the beginning of the applicable period, compared to $5.8 million and $4.8 million, respectively, for the comparable periods in the prior year. Current deferred revenue of $8.8 million and $17.0 million as of September 30, 2023 and December 31, 2022, respectively, for contracts with customers is derived from other activities as described above. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $2.0 million as of September 30, 2023 compared to $0.0 million as of December 31, 2022. Cash will be collected over the term of the multi-year agreement based on number cycles per period while revenue is recognized as parts are provided for engine maintenance services. This may result in a contract asset or liability based on the timing of engine maintenance services.
CAM's leases do not contain residual guarantees. Approximately 11% of CAM's leases to external customers contain purchase options at projected market values. As of September 30, 2023, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $75.7 million for the remainder of 2023, and $272.5 million, $252.3 million, $228.7 million and $197.5 million, respectively, for each of the next four years ending December 31, 2027 and $383.8 million thereafter. CAM's external customer revenues for non-lease activities were $8.1 million and $23.6 million for the three and nine month period ended September 30, 2023 for engine services and the sale of spare engine parts compared to $9.8 million and $27.1 million, respectively, during the comparable periods in the prior year.
The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation and amortization expense:
CAM	$60,751	$59,231	$179,239	$171,943
ACMI Services	24,907	23,447	72,363	72,885
All other	594	605	2,069	1,898
Total	$86,252	$83,283	$253,671	$246,726
Interest expense
CAM	12,616	7,908	33,546	21,837
ACMI Services	5,662	3,693	15,678	9,719
Segment earnings (loss):
CAM	$23,306	$36,975	$88,526	$111,587
ACMI Services	12,414	25,265	34,057	69,267
All other	(7,968)	(1,182)	(8,613)	560
Net unallocated interest expense	(908)	(510)	(1,944)	(1,391)
Net gain (loss) on financial instruments	1,778	695	1,856	9,402
Other non-service components of retiree benefit costs, net	(3,218)	4,635	(9,654)	15,411
Loss from non-consolidated affiliate	(1,885)	(954)	(4,398)	(5,577)
Pre-tax earnings from continuing operations	$23,519	$64,924	$99,830	$199,259
The amortization of customer incentives included in revenue for CAM was $3.4 million and $12.4 million for the three and nine month periods ended September 30, 2023, respectively, compared to $5.0 million and $15.1 million, respectively, for the corresponding periods in 2022. The amortization of customer incentives included in revenue for ACMI Services was $0.8 million and $2.4 million for the three and nine month periods ended September 30, 2023, respectively, compared to $0.8 million and $2.4 million in the corresponding periods of 2022.
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	September 30,	December 31,
	2023	2022
Assets:
CAM	$2,836,032	$2,510,559
ACMI Services	860,199	921,522
All other	149,884	157,812
Total	$3,846,115	$3,589,893
During the nine months ended September 30, 2023, the Company had capital expenditures for property and equipment of $67.8 million and $510.7 million for the ACMI Services and CAM, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") has been prepared with reference to the historical financial condition and results of operations of ATSG and its subsidiaries. The MD&A describes the principal factors affecting our results of operations, financial condition, cash flow, liquidity and capital resources. The MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) contained in this Form 10-Q and the audited consolidated financial statements and related notes prepared in accordance with GAAP contained in our 2022 Form 10-K.
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
We have two reportable operating segments:
CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to our airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years. CAM currently leases Boeing 767, 757 and 777 aircraft, Airbus A321 aircraft and aircraft engines.
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
At September 30, 2023, we owned 111 Boeing aircraft that were in revenue service. We also owned thirteen Boeing 767-300 aircraft and seven Airbus 321-200 aircraft either undergoing or awaiting induction into the freighter conversion process at September 30, 2023. In addition to these aircraft, we leased four passenger aircraft from third parties and operated fifteen freighter aircraft provided by customers for whom we provide services under CMI agreements.
Customers
Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL. Revenues from our commercial arrangements with ASI comprised approximately 34% and 34% of our consolidated revenues during the nine month periods ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we leased 37 Boeing 767 freighter aircraft to ASI with lease expirations between 2024 and 2031 and we operate those aircraft for ASI. The aircraft lease terms typically range from 5 to 10 years. We operate nine other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.
DHL comprised 13% and 12% of our consolidated revenues during the nine month periods ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we leased 12 Boeing 767 freighter aircraft to DHL comprised of one Boeing 767-200 aircraft and eleven Boeing 767-300 aircraft, with expirations between 2023 and 2029. Ten of the 12 Boeing 767 aircraft were being operated by our airlines for DHL. Additionally, we operated six Boeing 767 aircraft that were provided by DHL. In February 2022, the Company and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreement with DHL for ABX to operate aircraft through April 2028. The CMI agreement was expanded to include two additional 767 freighters.
The DoD comprised 31% and 29% of our consolidated revenues during the nine month periods ended September 30, 2023 and 2022 respectively, derived primarily from operating passenger and combi charter flights. We utilize our fleet of fourteen passenger aircraft to operate troop movement flights for the DoD. We also operate our four combi aircraft for the DoD, which are capable of simultaneously carrying cargo and passengers on the main deck. We have been providing services to the DoD since the 1990’s, typically under one-year agreements.

RESULTS OF OPERATIONS
Revenue and Earnings Summary
External customer revenues from continuing operations increased by $6.2 million, or 1%, to $523.1 million and $41.1 million, or 3%, to $1,553.6 million during the three and nine month periods ended September 30, 2023, respectively, compared to the same periods in 2022. Customer revenues increased during the first nine months of 2023 for contracted airline services, charter flights, aircraft leasing and aircraft maintenance services, compared to the previous year period.
The consolidated earnings from continuing operations were $17.2 million and $75.3 million for the three and nine month periods ended September 30, 2023, respectively, compared to $50.2 million and $154.2 million for the corresponding periods in the prior year. The pre-tax earnings from continuing operations were $23.5 million and $99.8 million for the three and nine month periods ended September 30, 2023, respectively, compared to $64.9 million and $199.3 million for the corresponding periods in the prior year. Earnings were affected by the following events and items that do not directly reflect our underlying operations among the periods presented. Pre-tax earnings from continuing operations:
•included gains of $1.8 million and $1.9 million for the three and nine month periods ended September 30, 2023, respectively, for financial instrument valuations, including instruments granted to Amazon compared to net gains of $0.7 million and $9.4 million for the same periods in the prior year.
•were also reduced by $4.2 million and $14.8 million for the three and nine month periods ended September 30, 2023, respectively, for the amortization of customer lease incentives given to Amazon in the form of warrants compared to $5.8 million and $17.4 million for the same periods in the prior year.
•included losses of $3.2 million and $9.7 million for the three and nine month periods ended September 30, 2023, respectively, for settlement charges, curtailments and other non-service components of retiree benefit plans compared to gains of $4.6 million and $15.4 million for the same periods in the prior year.
•included losses of $1.9 million and $4.4 million for the three and nine month periods ended September 30, 2023, respectively, for our share of joint venture results, including engineering costs for the development of an aircraft modification for the Airbus A321 compared to losses of $1.0 million and $5.6 million for the same periods in the prior year.
•included losses of less than $0.1 million for both the three and nine month periods ended September 30, 2023, respectively, for net related insurance recoveries for the costs which occurred as a direct result of a foam release after a hangar's fire suppression system malfunctioned during 2022 compared to losses of $1.0 million for both periods in the prior year.
After removing the effects of these events and items, adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure (see the reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations in the following table), were $31.1 million and $126.9 million for three and nine month periods ended September 30, 2023, respectively, compared to $67.3 million and $198.4 million for the corresponding periods in 2022.

Adjusted pre-tax earnings from continuing operations for the three months and nine month periods ended September 30, 2023 decreased $36.2 million and $71.6 million, respectively, due to higher interest expenses, lower Boeing 767-200 activity, an unfavorable mix of passenger flying revenue, less delivery network flying and lower ground services revenue compared to a year ago.
A summary of our revenues from continuing operations, pre-tax earnings from continuing operations and adjusted pre-tax earnings from continuing operations, as well as a reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations, is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$113,145	$114,526	$345,500	$341,164
Lease incentive amortization	(3,420)	(5,030)	(12,353)	(15,089)
Total CAM	109,725	109,496	333,147	326,075
ACMI Services	365,248	357,375	1,065,562	1,034,963
Other Activities	112,841	108,423	334,218	318,837
Total Revenues	587,814	575,294	1,732,927	1,679,875
Eliminate internal revenues	(64,677)	(58,378)	(179,356)	(167,431)
Customer Revenues	$523,137	$516,916	$1,553,571	$1,512,444

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$23,306	$36,975	$88,526	$111,587
ACMI Services, interest expense	12,414	25,265	34,057	69,267
Other Activities	(7,968)	(1,182)	(8,613)	560
Net unallocated interest expense	(908)	(510)	(1,944)	(1,391)
Net financial instrument re-measurement (loss) gain	1,778	695	1,856	9,402
Other non-service components of retiree benefits costs, net	(3,218)	4,635	(9,654)	15,411
Loss from non-consolidated affiliate	(1,885)	(954)	(4,398)	(5,577)
Pre-Tax Earnings from Continuing Operations	23,519	64,924	99,830	199,259
Add other non-service components of retiree benefit costs, net	3,218	(4,635)	9,654	(15,411)
Add charges for non-consolidated affiliates	1,885	954	4,398	5,577
Add lease incentive amortization	4,236	5,822	14,777	17,442
Add net loss (gain) on financial instruments	(1,778)	(695)	(1,856)	(9,402)
Add net charges for hangar foam incident	58	960	71	960
Adjusted Pre-Tax Earnings from Continuing Operations (non-GAAP)	$31,138	$67,330	$126,874	$198,425
We define adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure, as pre-tax earnings from continuing operations excluding the following: (i) settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments including warrants issued to Amazon; (iii) customer lease incentive amortization; (iv) gains and losses from non-consolidated joint ventures; and (v) charges related to the discharge of a fire suppression system in the Company's aircraft hangar, net of related insurance recoveries. We exclude these items from pre-tax earnings from continuing operations because they are distinctly different in their predictability or not closely related to our ongoing operating activities. Management uses adjusted pre-tax earnings from continuing operations to compare the performance of core operating results between periods. Presenting this non-GAAP financial measure provides management and investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted results should not be considered in isolation or as a substitute for analysis of the Company's results as calculated and reported under GAAP.

Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of September 30, 2023, and December 31, 2022. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At September 30, 2023, we owned 13 Boeing 767-300 aircraft and seven Airbus A321-200 aircraft that were undergoing or awaiting induction into the freighter conversion process.
Aircraft fleet activity during the first nine months of 2023 is listed below:
•CAM completed the modification of eight Boeing 767-300 freighter aircraft purchased in the previous year. The aircraft are leased to external customers under multi-year leases.
•CAM completed the modification of two Airbus A321-200 freighter aircraft purchased in the previous year. The aircraft are leased to external customers under multi-year leases.
•CAM purchased eight Boeing 767-300 passenger aircraft. The remaining six aircraft are expected to be converted into standard freighter configuration and leased to external customers during 2024.
•CAM purchased two Airbus A321-200 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to an external customer during 2024.
•External customers returned ten Boeing 767-200 freighter aircraft to CAM. One of these aircraft is being staged for future deployment. The remaining aircraft have currently been removed from service and their parts and engines will be used to support the fleet, re-leased to customers or possibly sold.
•ATI began to operate two customer-provided Boeing 767-300 freighter aircraft.

	September 30, 2023			December 31, 2022
	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	4	16	20	4	26	30
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	2	73	75	2	65	67
Boeing 767-300 Passenger	5	—	5	5	—	5
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4
Airbus A321-200 Freighter	—	2	2	—	—	—
	20	91	111	20	91	111
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2
Boeing 767-300 Freighter	13	—	13	11	—	11
Total	19	—	19	17	—	17
Other aircraft
Owned Boeing 767-300 under modification	—	13	13	—	15	15
Owned Airbus A321-200 under modification	—	7	7	—	7	7
Owned Boeing 767 staging for lease	—	1	1	—	—	—

As of September 30, 2023, ABX, ATI and OAI were leasing 20 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 16 externally leased Boeing 767-200 freighter aircraft, seven were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX and eight were leased to other external customers. Of the 73 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ABX or ATI, nine were leased to DHL and operated by ABX, two were leased to DHL and were being operated by a DHL-affiliated airline and 32 were leased to other external customers. The carrying values of the total in-service fleet as of September 30, 2023 and December 31 2022 were $1,908.9 million and $1,741.7 million, respectively. Additionally, we own several Boeing 767 airframes that are not in service condition, These aircraft are being used to support our in-service Boeing fleet with engines and aircraft parts or are being marketed.
CAM
CAM's revenues from external customers totaled $83.9 million and $251.3 million for the three and nine month periods ended September 30, 2023, respectively, compared to $80.0 million and $237.5 million for the same periods in the prior year. CAM's revenues from our airlines totaled $25.8 million and $81.9 million during the three and nine month periods ended September 30, 2023 compared to $29.5 million and $88.6 million for the same periods in the prior year. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, decreased $1.4 million and increased $4.3 million for the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods in 2022. Revenues during 2023 were reduced by the scheduled returns of Boeing 767-200 freighter aircraft from lease and lower hours flown by engines in our Boeing 767-200 engine power program. Revenues increased during 2023 for new Boeing 767-300 aircraft leases which have higher lease rates than Boeing 767-200 aircraft. Since October 1, 2022, CAM added nine Boeing 767-300 freighter aircraft and two Airbus A321-200 freighters to its portfolio and placed all eleven of these aircraft with external customers under long-term leases. During that same time period, eleven 767-200 freighters were returned from lease. CAM's revenues from its 767-200 engine power program have decreased $7.7 million and $10.6 million for the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods of 2022, due primarily to the reduction in leased 767-200 aircraft.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $23.3 million and $88.5 million for the three and nine months ended September 30, 2023 compared to $37.0 million and $111.6 million for the same periods in the prior year. Reduced earnings included $4.7 million and $11.7 million more internally allocated interest expense due to higher company-wide interest expense. Pre-tax earnings reflects only one more aircraft, netting additional 767-300 leases with 767-200 freighter returns since October 1, 2022. CAM's results for the third quarter of 2022 included gains of $3.4 million for the sale of airframes while no aircraft sales occurred in the 2023 period. Additionally, depreciation expense increased $1.5 million and $7.3 million for the three and nine month periods ended September 30, 2023, respectively, primarily due to the new aircraft placed into service.
As of September 30, 2023, CAM's fleet included 13 Boeing 767-300 aircraft and seven Airbus A321-200 aircraft which were in or awaiting the modification process. CAM has agreements to purchase nine more Boeing 767-300 aircraft and ten Airbus A330-300 aircraft during 2023 and 2024. One Airbus A321 freighter has already begun a long-term lease with an external customer in the fourth quarter with five more scheduled to begin long-term leases with external customers later in the fourth quarter of 2023. CAM is currently prepping one 767-200 freighter for re-lease and is expecting to sell a few 767 aircraft to external customers in the fourth quarter. During the remainder of 2023, one more Boeing 767-200 aircraft lease is scheduled to expire and may be offered for sale or re-leased. CAM has several Boeing 767-200 aircraft that are being used to support our in-service Boeing fleet with engines and aircraft parts or are being marketed. CAM expects to begin the passenger-to-freighter conversion of Airbus A330 aircraft in 2023.
In 2024, we plan to lease 14 newly converted freighters, including six Boeing 767-300, five Airbus A321-200 and three Airbus A330 aircraft. Additional conversions and lease deployments will depend on market conditions. If future market conditions affect the demand for modified aircraft or the projected returns on our fleet expansion, we have the flexibility to reduce planned growth investments in 2024 and beyond.
CAM's future operating results will depend on a number of factors including the continued demand from lessees for mid-sized widebody freighters, our ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers, the lease rates under which aircraft are redeployed, revenues from the utilization of the engines that power our Boeing 767-200 aircraft and leases of modified Airbus A321 freighters.

Certain airline customers serving international routes have recently experienced a weakness in demand from the large integrators and markets they serve. This could lead to a disruption in our expected revenues from one or more customers. While the U.S. FAA and the Civil Aviation Administration of China have certified the design of the modified Airbus A321 that CAM utilizes to convert the passenger aircraft to a freighter, our joint venture is working with regulators in Europe on remaining issues to certify the Airbus A321 to operate there. Prolonged delays in that certification process could impact our Airbus 321 aircraft fleet expansion.
ACMI Services
Total revenues from ACMI Services increased $7.9 million and $30.6 million compared to 2022 for the three and nine month period ended September 30, 2023 to $365.2 million and $1,065.6 million, respectively, while block hours flown for customers decreased 1% for the quarter and remained flat for the year. During the three and nine month periods ended September 30, 2023, block hours flown for our customers' delivery networks decreased 4% and remained flat, respectively, due to a mix of routes that included more U.S. domestic block hours and fewer inter-continental block hours compared to the corresponding periods in 2022. We are operating one fewer freighter aircraft in ACMI Services since October 1, 2022. Block hours for passenger services during the three and nine month periods ended September 30, 2023, including operation of Boeing 757 combi aircraft, increased 14% and declined 1%, respectively, compared to the corresponding periods of 2022. Passenger block hours increased due to the resumption of Pacific routes late in 2022 for our Boeing 757 combi aircraft and due to additional contracted ACMI flying during the third quarter of 2023. Under ACMI contracts, we supply the aircraft and crews while the customer pays for the fuel and other ancillary charges directly. Increased revenues for the three and nine month period ended September 30, 2023 reflect an increase in revenues for contracted passenger flying partially offset by a decrease in revenues for our customers' delivery networks.
ACMI Services had pre-tax earnings of $12.4 million and $34.1 million during the three and nine month periods ended September 30, 2023, respectively, compared to pre-tax earnings of $25.3 million and $69.3 million for the corresponding periods of 2022 inclusive of internally allocated interest expense. ACMI Services was impacted by additional internally allocated interest expense of $2.0 million and $6.0 million for the three and nine month period ended September 30, 2023, respectively, compared to the corresponding periods in 2022 due to higher interest rates and debt balances in 2023. The decline in earnings during 2023 reflects the change in our revenue mix, more flight delays and continued inflation on employee costs and travel expenses compared to 2022. As noted above, we experienced a higher mix of domestic flying which is generally priced at lower margins. Travel expense is necessary to position crews and in some situations accommodate and transport passengers.
Maintaining profitability in ACMI Services will depend on a number of factors, including the impact of inflation on operating expenses, customer billing rates, customer flight schedules, crewmember productivity and pay, employee attrition, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. The war in Israel may also impact our operations, reducing the number of flights that we operate for the DoD and other customers. Recruiting, training and retaining employees and contractors are important factors to our success. If we experience a shortage of qualified employees, ACMI Services' financial results could be detrimentally impacted.
Other Activities
External customer revenues from all other activities decreased 7% and 1% for the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods of 2022. Revenues during 2023 decreased for ground services due to the discontinuation of a package sorting hub in latter 2022 that we operated for a customer. External aircraft maintenance revenues declined during the third quarter of 2023 compared to 2022 while aircraft maintenance resources were applied to more internally billed projects and due to adjustments for project completion levels. Pre-tax losses from other activities were $8.0 million and $8.6 million for the three and nine month periods ended September 30, 2023 compared to pre-tax losses of $1.2 million and pre-tax earnings of $0.6 million for the same periods in the prior year. The decrease in 2023 earnings reflect lower revenues from ground services and during the third quarter aircraft maintenance services; increased intercompany profit eliminations for aircraft maintenance, additional costs of aircraft parts and inventory adjustments; aircraft maintenance contract asset and contract liability adjustments and additional administrative costs.

Expenses from Continuing Operations
Salaries, wages and benefits expense decreased $4.9 million or 3% and increased $17.8 million or 4% during the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods of 2022. These expenses have been impacted by higher wage rates, increased personnel, including more pilots and benefit costs, higher employee attrition rates and more overtime pay. The decline in expense for the third quarter of 2023 compared to 2022 is due primarily to the discontinuation of our services in latter 2022 of a package sorting hub we operated for a customer. Inflationary pressures and employee attrition may continue to impact wages in the future.
Depreciation and amortization expense increased $3.0 million and $6.9 million during the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods of 2022. The increase reflects incremental depreciation for eleven newly converted aircraft added to its operating fleet since October 1, 2022 including seven of these added during the third quarter of 2023. Increased depreciation from newly converted aircraft was partially offset by lower depreciation for our fleet of Boeing 767-200 aircraft. Since October 1, 2022, airframes for nine Boeing 767-200 aircraft have become fully depreciated. We expect depreciation expense to continue to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.
Maintenance, materials and repairs expense increased by $13.0 million or 31% and $32.2 million or 28% during the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods of 2022. This expense line includes the cost of materials and repairs to maintain aircraft and engines, as well as similar costs for providing maintenance services to customers. The increase reflects an increase in scheduled airframe maintenance and part repairs. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $10.4 million and $11.0 million during the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods of 2022. Fuel expense includes the cost of fuel to operate DoD flights, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel we resell to customers at the airport in Wilmington, Ohio. For the three month period ended September 30, 2023, the increase in fuel expense reflects an increase in block hours flown for passenger services and an increase in gallons we resold to other airlines.
Travel expense increased by $6.4 million and $14.5 million during the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods of 2022. In addition to the increased number of crew members, travel expense increased during 2023 due to significantly higher airfares and hotel rates compared to the prior year. For the third quarter on 2023, travel expenses also increased due to the increase in passenger flights we operated for customers.
Rent expense decreased by $0.6 million and increased by $2.1 million during the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods of 2022 due to additional aircraft engines and facility locations under lease. During the third quarter of 2023, short term engine leases expired.
Non-Operating Income, Adjustments and Expenses
Interest expense increased by $7.2 million and $18.7 million during the three and nine month periods ended September 30, 2023, respectively, compared to the corresponding periods 2022. Debt balances and interest rates under our Senior Credit Agreement increased year over year. Additionally, during August of 2023 we issued $400.0 million of unsecured convertible notes bearing interest at 3.875%, proceeds from which were used in part to replace $204.5 million of convertible notes bearing 1.125% which were set to mature in 2024. We expect interest expense to increase in future periods due to increases in our revolver balances as we expand CAM's fleet and increased interest rates that float with prevailing SOFR under our Senior Credit Agreement.
We recorded unrealized pre-tax gains on financial instrument re-measurements of $1.8 million and $1.9 million during the three and nine month periods ended September 30, 2023, respectively, compared to pre-tax gains of $0.7 million and $9.4 million for the corresponding periods in 2022. The gains and losses include the re-valuing, as of September 30, 2023 and 2022, the stock warrants and ATSG stock sale option granted to Amazon and interest rate swaps that we hold. Generally, the warrant values increase or decrease with corresponding increases or decreases in the ATSG common stock price during the measurement period. Additionally, the value of warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the probability of a warrants vesting and the sales option exercise price being above the traded ATSG price results in higher liabilities and losses. During the three month period ended September 30, 2023, ATSG repurchased $204.5 million of par value of the 2017 Convertible Notes in the open market resulting in a net pre-tax gain of $0.9 million, net of fees which was recorded under net gain on financial instruments on the income statement during the corresponding period. Also, during the three month period ended September 30, 2022, ATSG repurchased $120.0 million of its Senior Notes par value in the open market resulting in a net pre-tax gain of $4.5 million, net of fees which was recorded under net gain on financial instruments on the income statement during the corresponding period.
Non-service components of retiree benefits resulted in net losses of $3.2 million and $9.7 million for the three and nine month period ended September 30, 2023, respectively, compared to gains of $4.6 million and $15.4 million for the corresponding periods in 2022. The non-service component gain and losses of retiree benefits are determined by actuaries and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non-service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2023 have been estimated utilizing a 25% rate based upon year-to-date income projected results for the full year. The effective rate can be impacted by a number of factors, including the continued impact of the apportionment of income among taxing jurisdictions, employee compensation limitations, the return of the meals and per diem deductibility limitations and our leasing efforts in our Ireland-based subsidiary.
The effective rate from continuing operations for the nine month period ended September 30, 2023 was 25%. The effective tax rate is affected by the discrete tax items in which expense and benefits for tax purposes are different than required by generally accepted accounting principles. The effective tax rate before including the effects of the warrant re-measurement, incentive amortizations and other adjustments for adjusted pre-tax earnings from continuing operations (see items in the table above) was 26% and 24% for the three and nine month periods ended September 30, 2023, respectively, compared to 23% for both corresponding periods in 2022.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $526.1 million and $398.1 million for the nine month periods ended September 30, 2023 and 2022, respectively. The increase in operating cash flows for 2023 was driven by faster payments from customers and lower customer accounts receivable balances. Cash outlays for pension contributions were $1.5 million for both nine month periods ended September 30, 2023 and 2022, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $581.3 million and $448.4 million for the nine month periods ended September 30, 2023 and 2022, respectively. Capital expenditures for the nine months of 2023 included $422.9 million for the acquisition of eight Boeing 767-300 aircraft, two Airbus A321-200 aircraft and freighter modification costs; $149.2 million for required heavy maintenance; and $9.2 million for other equipment. Capital expenditures in the first nine months of 2022 included $303.0 million for the acquisition of six Boeing 767-300 aircraft, six Airbus A321-200 aircraft and freighter modification costs; $135.0 million for required heavy maintenance; and $10.4 million for other equipment.
Cash proceeds of $10.5 million and $3.8 million were received during the nine month periods ended September 30, 2023 and 2022, respectively, primarily for the sale of aircraft engines.
During the nine month period ended September 30, 2023 we spent $1.6 million to invest in joint ventures compared to $16.2 million during the corresponding period in 2022. Our joint venture with Precision Aircraft Solutions, LLC, developed a passenger-to-freighter conversion program for Airbus A321-200 aircraft and our joint venture with GA Telesis Engine Services, LLC provides engine tear-down services to harvest and sell engine parts.

Net cash provided by financing activities was $69.8 million and $47.8 million during the nine month periods ended September 30, 2023 and 2022, respectively.
In August of 2023 we issued $400.0 million of unsecured convertible notes (for additional information about these notes see 2023 Convertible Notes in footnote F). We used $203.2 million of the proceeds to repurchase $204.5 million of the principal value of outstanding convertible notes that had been issued in 2017. Additionally, we used $118.5 million of the proceeds from the 2023 Convertible Notes to repurchase 5.4 million shares of ATSG common stock concurrently with the offering of the convertible notes. The Company used the remainder of the net proceeds from the offering to satisfy fees and expenses associated with the offering, to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes
During the first nine months of 2023, we drew $220.0 million from the revolving credit facility under the Senior Credit Agreement and repaid $180.5 million on the revolving credit and other financing arrangements. During the corresponding period in the prior year, we made debt principal payments of $345.5 million and we drew $510.0 million from the revolving credit facility.
Commitments
As of September 30, 2023, we had 20 aircraft that were in or awaiting modification to a freighter configuration. Additionally, we placed non-refundable deposits and have agreements to purchase nine more Boeing 767-300 passenger aircraft and ten Airbus A330 aircraft through 2024. We expect to purchase additional aircraft for modification in 2023 and 2024. We outsource a significant portion of the aircraft freighter modification process to non-affiliated third parties. The modification process primarily consists of the installation of a standard cargo door and loading system. We estimate that total capital expenditures for 2023 will be approximately $785 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by whether customer demand supports our return requirements as well as aircraft acquisitions, maintenance and modification processes.
Liquidity and Capital Resources
At September 30, 2023, we had $50.6 million of cash balances and $427.6 million available from the unused portion of the revolving credit facility under the Senior Credit Agreement as described in Note F of the accompanying consolidated financial statements. We expect our operations to continue to generate significant net cash in-flows after deducting required spending of approximately $240 million for heavy maintenance and other sustaining capital expenditures. To expand our fleet, we estimate that capital expenditures for aircraft purchases and freighter modifications will total $545 million for 2023. We believe that our current cash balance, forecasted cash flows provided from customer leases and operating agreements, combined with the Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months.
The war in Israel may impact the progress of aircraft modifications, particularly those produced by our vendor in Israel. The conflict may create labor shortages or slow the availability of parts, resulting in the delayed completion of aircraft modification projects and pushing our contractual obligations into later periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to market risk for increasing interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with its customers.
Market risks have not materially changed from those disclosed in Item 7A of the Company's 2022 Form 10-K

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Form 10-Q (the "Evaluation Date"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
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
On October 7, 2023, war started in Israel. Israel is the location of our primary vendor that converts our Boeing 767-300 passenger aircraft into freighters. The war may impact the progress of aircraft conversions, particularly those produced in Israel. The conflict may create labor shortages and slow the availability of required parts, resulting in the delayed completion of aircraft modification projects and pushing our contractual obligations into later periods. The war may also impact our passenger operations, reducing the number of flights that we operate for customers. Such delays and reductions may have a material adverse effect on our capital resources, financial condition, results of operation and liquidity.
Certain airlines that lease aircraft from us and serve international routes have recently experienced a weakness in demand from the large integrators and markets they serve. This could lead to a disruption in our expected revenues from one or more customers, which could have a material adverse effect on our financial condition and results of operation.
There have been no other material changes to the Company's risk factors from the information disclosed in Item 1A of the Company's 2022 Form 10-K. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
On July 27, 2023, the Board authorized the repurchase of up to $120.0 million of ATSG's outstanding common stock (the "2023 Repurchase Program") exclusively in conjunction with a convertible bond offering that the Company was marketing at that time. The 2023 Repurchase Program is separate from the 2022 Repurchase Program described below. The Company subsequently purchased shares in August of 2023. The remaining available authorization under the 2023 Repurchase Program is $1.5 million which can only be used in conjunction with the repurchase of our 2017 Convertible Notes.
The following table summarizes our repurchases of ATSG common stock under the 2023 Repurchase Program during the third quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
August 1, 2023 through August 31, 2023	5,435,777	$21.80	5,435,777	$1,524,132
Total for the quarter	5,435,777		5,435,777	$1,524,132
On November 29, 2022, the Board of Directors of ATSG (the "Board") authorized the repurchase of up to $150.0 million of ATSG's outstanding common stock (the "2022 Repurchase Program"). The 2022 Repurchase Program does not require the repurchase of a specific number of shares or establish a time frame for any repurchase and the Board may terminate the 2022 Repurchase Program at any time. Repurchases may be made under the 2022 Repurchase Program from time to time in the open market or in privately negotiated transactions. There is no expiration date for the 2022 Repurchase Program. The Company did not purchase any ATSG common stock under the 2022 Repurchase Program during the third quarter of 2023. As of September 30, 2023, the remaining available authorization under the 2022 Repurchase Program was $103.5 million.

ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2023, no director or Section 16 officer (as defined under Rule 16a-1 of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS.
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Instruments defining the rights of security holders

4.1	Indenture, dated August 14, 2023, between Air Transport Services Group, Inc. and U.S. Bank Trust Company, National Association. (5)

4.2	Form of 3.875% Convertible Senior Note due 2029 (included in Exhibit 4.1). (5)

Material Contracts

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

10.8
Purchase Agreement, dated August 9, 2023, among Air Transport Services Group, Inc. and Truist Securities, Inc. and Oppenheimer & Co. Inc., as representatives of the initial purchasers named therein. (5)

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
(1)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 3, 2023.
(2)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 6, 2021.
(3)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2022.
(4)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 26, 2023.
(5)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 15, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	November 9, 2023

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 9, 2023	and Principal Accounting Officer)