Form 10-K
period 2023-12-31
Air Transport Services Group, Inc.
filed 2024-02-29
CIK 894081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 000-50368
________________________________________________________________
Air Transport Services Group, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware	26-1631624
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
145 Hunter Drive, Wilmington, OH 45177
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code: 937-382-5591

 ________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATSG	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $873,703,267.

As of February 29, 2024, there were 65,681,909 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, expected to be filed no later than 120 days after the close of the registrant's 2023 fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein.

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
This Annual Report on Form 10-K (the “Form 10-K”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contain forward-looking statements, within the meaning of the Act. Except for historical information contained in this Form 10-K, the matters discussed herein contain forward-looking statements that involve risks and uncertainties. Such statements are provided under the “safe harbor” protection of the Act. Forward-looking statements include, but are not limited to, statements regarding anticipated operating results, prospects and levels of assets under management, technological developments, economic trends, expected transactions and similar matters. The words “may,” “believe,” “expect,” “anticipate,” “target,” “goal,” “project,” “estimate,” “guidance,” “forecast,” “outlook,” “will,” “continue,” “likely,” “should,” “hope,” “seek,” “plan,” “intend” and variations of such words and similar expressions identify forward-looking statements. Similarly, descriptions of the Company’s objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements are susceptible to a number of risks, uncertainties and other factors. While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, the Company’s actual results and experiences could differ materially from the anticipated results or other expectations expressed in its forward-looking statements.
A number of important factors may cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to: (i) unplanned changes in the market demand for the assets and services of the Company, including the loss of customers or a reduction in the level of services it performs for customers; (ii) its operating airlines’ ability to maintain on-time service and control costs; (iii) the cost and timing with respect to which it is able to purchase and modify aircraft to a cargo configuration; (iv) fluctuations in the Company’s traded share price and in interest rates, which may result in mark-to-market charges on certain financial instruments; (v) the number, timing, and scheduled routes of its aircraft deployments to customers; (vi) its ability to remain in compliance with key agreements with customers, lenders and government agencies; (vii) the impact of supply chain constraints both within and outside the Unites States, which may be more severe or persist longer than it currently expects; (viii) the impact of a competitive labor market, which could restrict its ability to fill key positions; (ix) changes in general economic or industry-specific conditions, including inflation and regulatory changes; and (x) other uncontrollable factors such as geopolitical tensions or conflicts and human health crises. Other factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements are discussed in “Risk Factors” in Item 1A to this Form 10-K and are contained from time to time in the Company’s other filings with the U.S. Securities and Exchange Commission ("SEC"), including its annual reports on Form 10-K and quarterly reports on Form 10-Q.
Readers should carefully review this Form 10-K and should not place undue reliance on the Company’s forward-looking statements. New risks and uncertainties arise from time to time, and factors that the Company currently deems immaterial may become material, and it is impossible for the Company to predict these events or how they may affect it. The forward-looking statements were based only on information, plans and estimates as of the date of this Form 10-K. Except as may be required by applicable law, the Company undertakes no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. The Company does not endorse any projections regarding future performance that may be made by third parties.

CERTAIN DEFINED TERMS IN THIS FORM 10-K

Air Transport Services Group, Inc. (“ATSG”) and its subsidiaries may sometimes be referred to in this Form 10-K individually or collectively as the “Company,” “we,” “our,” or “us.” ATSG’s outstanding common stock, par value $0.01 per share, is referred to in this Form 10-K as “common stock,” “common shares,” “stock” or “shares.”

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
2023 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS
Company Overview
We are a leading provider of aircraft leasing and air cargo transportation and related services. We believe in providing best-in-class reliable services through our teams of dedicated professionals, who value our customers, deliver on our promises, and contribute to sustainable development. In pursuit of our vision and values, we lease converted freighter aircraft to customers throughout the world. Our total in-service fleet is composed of 130 freighter and passenger aircraft as of December 31, 2023. To support the needs of our leasing customers and customers in the aviation and logistics industries at large, we offer a broad array of complementary solutions ranging from flight and ground operations to aircraft maintenance, repair, and overhaul services.
We primarily operate through two reportable segments: Cargo Aircraft Management, Inc. ("CAM"), which includes the leasing of aircraft and aircraft engines, and ACMI Services, which includes the cargo and passenger aircraft flight operations of our three airlines. Our other business operations, which primarily provide support services to the transportation industry, do not constitute reportable segments.
In August 2003, DHL Worldwide Express B.V. acquired the ground operations of Airborne, Inc., the indirect parent of ABX Air, Inc. ("ABX"). In conjunction with the acquisition, ABX was separated from Airborne, Inc. and became an independent public company. In 2007, ABX reorganized into a holding company structure, with ABX becoming a wholly-owned subsidiary of ATSG (f/k/a ABX Holdings, Inc.), a Delaware corporation. Thereafter, in 2007, ATSG acquired the businesses of Cargo Holdings International, Inc. which included Air Transport International, Inc. ("ATI") and CAM. In 2018, ATSG acquired Omni Air International, LLC ("OAI"). For over 40 years, our subsidiaries have been providing airlift, ground operations, and maintenance services to the air transportation industry. The Company is headquartered at the Wilmington Air Park in Wilmington, Ohio.
Strategy
CAM is our primary business segment. Through CAM we acquire used medium wide-body and narrow-body passenger aircraft, manage their conversion into a freighter configuration--leveraging our experience as an airline--and then lease the converted freighters to customers under long-term contracts. The aircraft we target for conversion are ideal for express and e-commerce driven regional air networks. As a result, our aircraft can be deployed into regional markets more economically than larger capacity aircraft, newly built aircraft or other competing alternatives.
We distinguish ourselves from, and gain an advantage over, our competitors by offering a breadth of integrated, complementary aviation- and logistics-related services through our ACMI Services business segment and other operations. Our broad range of ancillary services include aircraft maintenance and modifications, engine leases and sort and gateway operations.
Services
Our business development and marketing efforts leverage the entire portfolio of our capabilities to create a customized bundled solution to meet our customers' needs. Our ability to offer our customers differentiated services, including aircraft leasing, airline express operations, line and heavy maintenance, and ground handling services makes us unique from other providers in our industry.
CAM
We own and lease aircraft through our subsidiary, CAM. We acquire used passenger aircraft, typically 15-20 years old, and cause them to be converted to a freighter configuration. Following conversion, we lease those aircraft externally under long-term contracts to a customer base that includes Amazon.com Services, LLC (“ASI”), DHL Network Operations (USA), Inc. and its affiliates (collectively, “DHL”), and other airlines, as well as internally to our own airline subsidiaries, typically for lease terms of up to five to ten years.
Our freighter fleet is composed primarily of Boeing 767 aircraft, which are desirable in regional air networks because of their reliability, cubic cargo capacity and efficient performance. We have agreements with two aircraft conversion providers, Israel Aerospace Industries ("IAI") and The Boeing Company ("Boeing"), to convert additional Boeing aircraft.
Through a joint venture with Precision Aircraft Solutions, LLC, we have developed a design for the conversion of Airbus A321 passenger aircraft into a freighter configuration and in 2021 were granted a Supplemental Type Certificate (“STC”) for such design. An STC is granted by the Federal Aviation Administration ("FAA") and European Aviation Safety Agency ("EASA") and represents an ownership right, similar to an intellectual property right, which authorizes the alteration of an airframe, engine or component (Boeing and IAI also have the necessary STCs for conversion of our Boeing aircraft). The converted Airbus A321 freighter is well suited for air-express service and e-commerce fulfillment over shorter routes with smaller payloads than the Boeing 767. The Airbus A321 can operate with greater fuel efficiency than the comparable freighter aircraft variants of the Boeing 737 and Boeing 757.
We have also entered into an agreement with Elbe Flugzeugwerke (“EFW”) to secure the right to convert up to 30 Airbus A330 passenger aircraft to a freighter configuration with EFW. The first aircraft induction occurred in the fourth quarter of 2023 and is expected to be completed later in 2024. The Airbus A330 aircraft can provide capabilities similar to the Boeing 767 for medium wide-body airlift with additional space and greater range.
Under a typical lease arrangement, the customer maintains the aircraft in serviceable condition at its own cost. At the end of the lease term, the customer is typically required to return the aircraft in approximately the same maintenance condition that existed at the inception of the lease, as measured by airframe and engine time and cycles since the last scheduled maintenance event. CAM examines the credit worthiness of potential customers, their short and long-term growth prospects, their financial condition and backing, the experience of their management, and the impact of governmental regulations when determining the lease rate that is offered to the customer. In addition, CAM monitors the customer’s business and financial status throughout the term of the lease. From time to time, customers may request early termination of their leases, and we remain flexible to re-lease aircraft or arrange for their sale in order to manage our fleet
ACMI Services
Our ACMI Services business segment consists of the cargo and passenger operations of our three airline subsidiaries: ABX, ATI, and OAI. Each of these airlines is independently certificated by the United States Department of Transportation ("DOT") and the FAA and is a "Part 121" airline.
A typical operating agreement for airline services requires us to supply a combination of aircraft, crew, maintenance and/or insurance for specified transportation operations. These services are commonly referred to as ACMI, CMI or charter services depending on the selection of services contracted by the customer as further described below. The customer bears the responsibility for capacity utilization and unit pricing in all cases.
ACMI - Our airline provides the aircraft, flight crews, aircraft maintenance and aircraft hull and liability insurance while the customer is typically responsible for substantially all other aircraft operating expenses, including fuel, landing fees, parking fees and ground and cargo handling expenses.
CMI - The customer is responsible for providing the aircraft, in addition to the fuel and other operating expenses. Our airline provides the flight crews, aircraft hull and liability insurance and, typically, aircraft line maintenance as needed between network flights.
Charter - Our airline is responsible for providing full service, including fuel, aircraft, flight crews, maintenance, aircraft hull and liability insurance, landing fees, parking fees, catering, passenger handling fees, ground and cargo handling expenses and other operating expenses for a fixed, all-inclusive price.

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
OAI
OAI operates Boeing 767 and Boeing 777 passenger aircraft. OAI carries passengers worldwide for a variety of private sector customers, the DoD and other governmental agencies. OAI provides contract flying to the DoD and U.S. government agencies typically under mutli-year, government contract provisions. It provides tailored passenger and government charter services, airline startup and route development services.
ABX, ATI and OAI are each participants in the Civil Reserve Air Fleet (“CRAF”), a National Emergency Preparedness Program designed to augment the airlift capability of the DoD and to meet the national security interests and contingency requirements of the U.S. Transportation Command (“USTC”). The combined efforts of our airlines make us the nation’s largest provider of passenger charter service to DoD and other governmental agencies.
Support Services
In addition to our two reportable segments, we provide a wide range of air transportation related services to our customers, including aircraft maintenance and modification, ground support and crew training.
Aircraft Maintenance and Modification
Our aircraft maintenance and modification services, which are provided primarily by our subsidiary Airborne Maintenance and Engineering Services, Inc. (“AMES”) and its Pemco World Air Services, Inc. subsidiary ("Pemco"), provide airframe modification and heavy maintenance, component repairs, engineering services and aircraft line maintenance. Another subsidiary, AMES Material Services, Inc., resells and brokers aircraft parts. AMES and Pemco are certified by the FAA under Part 145 of the Federal Aviation Regulations ("FARs"). Pemco performs passenger-to-freighter and passenger-to-combi conversions for certain Boeing series aircraft and has begun performing passenger-to-freighter conversions for Airbus A321 aircraft using the STC we have developed with our joint venture. Both AMES and Pemco own many STCs and similar approvals issued by the FAA, which are marketed to our customers.
Ground Support
Through our subsidiary LGSTX Services Inc. ("LGSTX"), we provide labor and management for cargo load transfer and sorting; the design, installation and maintenance of material handling equipment; the leasing and maintenance of ground support equipment; and general facilities maintenance. LGSTX also resells aviation fuel at the air park in Wilmington, Ohio.
Crew Training
Our support services also involve the training of flight crews, which we offer through our subsidiary Airborne Training Services, Inc. ("ATS"). ATS is certificated under Part 142 of the FARs to offer flight crew training to customers. ATS also offers Boeing 757 and Boeing 767 flight simulators which can be rented by customers for use in conjunction with their flight training programs.
Major Customers
We have long-standing strategic customer relationships with ASI, the DoD, and DHL, described below.
Amazon/ASI
We have been providing aircraft, flight operations, cargo handling and logistics support services to ASI, a subsidiary of Amazon.com, Inc. ("Amazon"), since September 2015. On March 8, 2016, we entered into an Air Transportation Services Agreement (as amended, the “ATSA”) with ASI pursuant to which we lease Boeing 767 freighter aircraft to ASI through CAM, operate the aircraft via our airline subsidiaries and are responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and, for the aircraft leased to ASI that we operate, certain engine maintenance events. We also provide ground handling services through our subsidiaries. Under the ATSA, we operate aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to ASI for its network. The operating term of the ATSA runs through March 2026 and is thereafter subject to renewal by ASI for an additional three years. Revenues from our commercial arrangements with ASI comprised approximately 34% of our consolidated revenues for 2023. As of December 31, 2023, we were leasing 37 of CAM's Boeing 767 freighter aircraft to ASI under multi-year contracts. We operate all of these aircraft and ten more ASI-provided aircraft under the CMI provisions of the ATSA.
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
U.S. Department of Defense
We have been providing services to the DoD since the 1990s. Our business with the DoD and other government agencies expanded significantly as a result of our November 2018 acquisition of OAI. For 2023, the DoD comprised 30% of our consolidated revenues.
Our participation in the CRAF Program allows our airlines to operate military charters for passenger and cargo transportation. Our airlines provide charter operations to the Air Mobility Command ("AMC") through contracts awarded by the USTC, both of which are organized under the DoD. The CRAF Program permits the DoD to utilize the airlines' aircraft pledged to the Program during national emergencies when the need for military airlift exceeds the availability of military aircraft.
The USTC secures airlift capacity through fixed awards, which are awarded annually and for "expansion routes," which are awarded on a quarterly, monthly and as-needed basis. Under the applicable contracts, we are responsible for all operating expenses including fuel, landing and ground handling expenses. We receive reimbursements from the USTC each month if the price of fuel paid by us for the flights exceeds a previously set peg price. If the price of fuel paid by us is less than the peg price, then we pay the difference to the USTC. Airlines may participate in CRAF either independently, or through teaming arrangements with other airlines. Our airlines are members of the Patriot Team of CRAF airlines. We pay a commission to the Patriot Team, based on certain revenues we receive under USTC contracts.
ATI operates its unique fleet of four Boeing 757 "combi" aircraft under contract with the USTC. ATI has been operating combi aircraft for the DoD since 1993. The USTC contracted with ATI to provide combi aircraft operations through September 2024. OAI has been operating aircraft for the DoD since 1995. Contracts with the USTC are typically for a one-year period.
DHL
We have provided aircraft services to DHL under multi-year contracts since August 2003. For 2023, DHL accounted for 12% of our consolidated revenues. As of December 31, 2023, we were leasing 13 of our Boeing 767 freighter aircraft to DHL under multi-year contracts. We operate 11 of these aircraft for DHL under a separate CMI agreement with DHL, along with six DHL-supplied freighter aircraft. We operate and maintain the aircraft based on pre-defined fees scaled for the number of aircraft hours flown, aircraft scheduled and flight crews provided to DHL for its network. Under the pricing structure of the DHL CMI agreement, we are responsible for complying with FAA airworthiness directives, the cost of Boeing 767 airframe maintenance and, for the aircraft leased to DHL that we operate, certain engine maintenance events. We also provide ground equipment and maintenance services to DHL in the U.S. In February 2022, DHL agreed to a six-year extension of the DHL CMI agreement through April 2028. Further, in the second half of 2022, we began to operate another four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August 2027.
Competitive Conditions
The competitive landscape varies among our businesses. Competition for aircraft lease placements is generally affected by aircraft type, aircraft availability and lease rates. The aircraft in our fleet provide cost-effective air transportation for medium range requirements. We target our leases to cargo airlines and delivery companies seeking medium widebody and narrow-body aircraft. Competitors in the aircraft leasing industry include AerCap Holdings N.V., Air Lease Corporation and Altavair Aviation Leasing, among others.

In the air transportation industry, the primary competitive factors in the air transportation industry are operating costs, fuel efficiency, geographic coverage, aircraft range, aircraft reliability and capacity. The cost of airline operations is significantly impacted by the cost of flight crewmembers, which can vary among airlines depending on their collective bargaining agreements. Competitors in the air transportation industry include Amerijet International, Inc., Atlas Air, Inc., Kalitta Air LLC, Northern Air Cargo, LLC, National Air Cargo Group, Inc., 21 Air, LLC and Western Global Airlines, LLC. Of these, Atlas Air, Inc. and National Air Cargo Group, Inc. (operating as National Airlines) also operate passenger aircraft as does Eastern Airlines, LLC. Cargo airlines also compete for cargo volumes with passenger airlines that have substantial belly cargo capacity.
Meanwhile, the aircraft maintenance industry is labor intensive and typically competes based on cost, capabilities and reputation for quality. U.S. airlines may contract for aircraft maintenance with maintenance and repair organizations ("MROs") in other countries or geographies with a lower labor wage base, making the industry highly cost competitive. Other aircraft MROs include AAR Corp and Hong Kong Aircraft Engineering Co.
Overall, demand for air cargo transportation services correlates closely with general economic conditions and the level of commercial activity in a geographic area. Stronger general economic conditions and growth in a region typically increase the need for air transportation. E-commerce growth is a strong indicator of growth in the express and network flying businesses which we enable with our assets and services. Historically, the cargo industry has experienced higher volumes during the fourth calendar quarter of each year due to increased shipments during the holiday season. Generally, time-critical delivery needs, such as just-in-time inventory management, increase the demand for air cargo delivery, while higher costs of aviation fuel generally reduce the demand for air delivery services. When aviation fuel prices increase, shippers will consider using ground transportation if the delivery time allows.
Human Capital Resources
Workforce
As of December 31, 2023, our workforce was composed of 5,095 full-time and part-time employees. We employed approximately 1,175 flight crewmembers, 370 flight attendants, 250 flight support personnel, 1,980 aircraft maintenance managers and technicians, 765 employees for ground equipment and logistics services, 45 employees for sales and marketing and 510 employees for administrative functions. In addition to full-time and part-time employees, we often engage contractors and temporary employees to assist in aircraft line maintenance and package sortation during peak operational times. On December 31, 2022, we had approximately 5,320 full-time and part-time employees. Over 99% of our workforce is based in the United States.
Our flight crewmembers and flight attendants are unionized employees. The table below summarizes the representation of our flight crewmembers at December 31, 2023.

Airline	Labor Agreement Unit	Contract Amendable Date	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	1/1/2027	5.4%
ATI	Air Line Pilots Association	3/21/2021	11.1%
OAI	International Brotherhood of Teamsters	4/1/2021	6.5%
ATI	Association of Flight Attendants	11/14/2023	0.8%
OAI	Association of Flight Attendants	12/1/2021	6.4%
Under the Railway Labor Act, as amended (“RLA”), crewmember labor agreements do not expire, so the existing contract remains in effect throughout any negotiation process. If required, mediation under the RLA is conducted by the National Mediation Board ("NMB"), which has the sole discretion as to how long mediation can last and when it will end. In addition to direct negotiations and mediation, the RLA includes a provision for potential arbitration of unresolved issues and a 30-day “cooling-off” period before either party can resort to self-help, including, but not limited to, any work stoppage.

Objectives and Measures
Our employees are critical to our ongoing success. Our approach to managing human capital includes maintaining the health and safety of our employees; attracting and retaining skilled individuals; continually improving the skills of our workforce; promoting inclusive and engaging work environments; and compensating and treating all employees fairly. We believe that every person deserves an equally respectful work environment regardless of race, ethnicity, capability, age, gender, or sexual orientation. We work to maintain a culture of inclusion for all employees.
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
Our airline operations rely on flight crews, aircraft maintenance technicians and flight support personnel. We rely on a skilled workforce to perform aircraft maintenance. Similarly, we staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. The job-safety of these employee is paramount to us. We maintain safety programs across all of the subsidiaries. We encourage our employees to take precautions and always place their own safety first.
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

Executive Officers
The following table sets forth information about the Company’s executive officers, including each officer's age as of February 29, 2024.

Name	Age	Information
Joseph C. Hete	69
Chairman of the Board (since May 2020) and Chief Executive Officer of ATSG (since November 2023).
Mr. Hete he has held the position of Chairman of the Board since May 2020 and Chief Executive Officer since November 2023, following service in that role from October 2007 to May 2020. Mr. Hete also previously served as the President of ATSG from October 2007 to September 2019 and as the Chief Executive Officer ABX from August 2003 to May 2020. Mr. Hete’s other prior roles with the Company’s businesses include: the President of ABX from January 2000 to February 2008; the Chief Operating Officer of ABX from January 2000 to August 2003; the Senior Vice President, Chief Operating Officer, of ABX from January 1997 until January 2000; the Senior Vice President, Administration, of ABX from 1991 to 1997; and Vice President, Administration, of ABX from 1986 to 1991. He joined ABX in 1980 and has been a director of the Company since it became publicly traded in 2003.

Quint O. Turner	61
Chief Financial Officer, ATSG, since February 2008 and Chief Financial Officer, ABX since December 2004.

Mr. Turner was Vice President of Administration of ABX from February 2002 to December 2004. Mr. Turner was Corporate Director of Financial Planning and Accounting of ABX from 1997 to 2002. Prior to 1997, Mr. Turner held positions of Manager of Planning and Director of Financial Planning of ABX. Mr. Turner joined ABX in 1988.

Michael L. Berger	62
President, ATSG, since October 2023, prior to which he was ATSG's Chief Strategy Officer beginning in December 2022. Mr. Berger was the Chief Commercial Officer of ATSG from March 2018 to December 2022 and President of the Company's subsidiary Airborne Global Solutions from May 2018 to December 2022. Before joining ATSG, Mr. Berger was Chief Commercial Officer for Dicom Transportation Group of Canada, a multimodal transport company providing parcel, freight and logistics services, from March 2017 through February 2018. Mr. Berger was Global Head of Sales for TNT Express, an international courier delivery services company based in Amsterdam from September 2014 through February 2017.
Mr. Berger joined Airborne Express, the Company's former parent company, in 1986 and worked 28 years for Airborne Express and its successor, DHL Express, where he held many roles including Head of Sales for the United States.

Edward J. Koharik	53	Chief Operating Officer, ATSG, since September 2019. Before joining ATSG, Mr. Koharik served as Senior Vice President of FlightSafety International, a global provider of flight training for commercial and military aviation professionals and flight simulation equipment ("FlightSafety"), where he was employed from October 2015 to September 2019. Other roles with FlightSafety included Vice President as well as Executive Director and General Manager of the Visual Systems division. Prior to FlightSafety, he served 23 years in the United States Air Force, including as a squadron commander, a Senior Service Fellow at the Naval Post Graduate School, and staff assignments at Air Mobility Command, with his final military assignment as the Enterprise Readiness Center Chief for the US Transportation Command from 2011 to 2015.
W. Joseph Payne	60	Chief Legal Officer & Secretary, ATSG, since May 2016; Senior Vice President, Corporate General Counsel and Secretary, ATSG, since February 2008; and Vice President, General Counsel and Secretary, ABX since January 2004.

Mr. Payne was Corporate Secretary/Counsel of ABX from January 1999 to January 2004, and Assistant Corporate Secretary from July 1996 to January 1999. Mr. Payne joined ABX in April 1995, prior to which he was engaged in the private practice of law.

Paul E. Chase	42	Chief Commercial Officer, ATSG, since December 2022; President of Airborne Global Solutions, a Company subsidiary, since December 2022.

Before joining ATSG, Mr. Chase served as CEO for Ameriflight, LLC, a cargo airline, from 2018 until November 2022. Prior to that he led aviation operations for Amazon Air, Amazon's internal air transportation arm, from 2016 to 2018. From 2007 to 2016, Mr. Chase served in a variety of operational, sales and executive roles of increasing responsibility, including Chief Operating Officer, for Southern Air Inc., a global air cargo carrier. Mr. Chase is a veteran of the United States Navy.
The executive officers of the Company are appointed annually, usually in May, and serve at the pleasure of the Board of Directors of ATSG (the "Board"). There are no family relationships between any directors or executive officers of the Company.
Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement clawback policies for incentive compensation payments and to disclose the details of the procedures which allows recovery of incentive compensation that was paid on the basis of erroneous financial informational necessitating a restatement due to material noncompliance with financial reporting requirements. ATSG adopted a clawback policy, effective as of October 2, 2023, a copy of which is being filed with this Report as Exhibit 97.1 and is available on ATSG’s website at www.atsginc.com.
Information Systems
We depend on technology to conduct our daily operations including data processing, communications and regulatory compliance. We rely on critical computerized systems for aircraft maintenance records, flight planning, crew scheduling, employee training, financial records, cybersecurity and other processes. We utilize information systems to maintain records about the maintenance status and history of each major aircraft component, as required by FAA regulations. Using our information systems, we track aircraft maintenance schedules and also control inventories and maintenance tasks, including the work directives of personnel performing those tasks. We rely on information systems to track crewmember flight and duty times, and crewmember training status. Our flight operations systems coordinate flight schedules and crew schedules. We invest significant time and financial resources to acquire, develop and maintain information systems to facilitate our operations. Our information technology infrastructure includes cybersecurity measures, backup procedures and redundancy capabilities.

We rely increasingly on software applications, hosted technologies, data transmissions and cybersecurity safe-guards provided by or in conjunction with third parties. The costs of technology and related services, including cybersecurity costs in response to ever evolving threats, continues to increase. To remain competitive, we must continue to deploy new technologies cost effectively while maintaining regulatory compliance and security safeguards.
Sustainability
We are committed to integrating sustainability practices into our operations. We have formalized governance and oversight of our sustainability initiatives through a Management Sustainability Committee, with the Nominating and Governance Committee of the Board of Directors responsible to review and assess the Company's significant policies relating to sustainability and to evaluate the Company's related performance. The Management Sustainability Committee, which is composed of (i) the respective presidents of each of ATSG's operating subsidiaries; (ii) the Vice President, Human Capital, the Vice President, Controller, the Vice President, Corporate Development, and the Manager, Internal Audit of ATSG; (iii) a representative from each of the ATSG Information Technology Department, the OAI Information Technology Department, the ATSG Communications Department, and the ATSG Legal Department; and (iv) other officers and employees as determined by from to time by the President and Chief Executive Officer of ATSG, focuses on creating long-term stockholder value through strategic goals and initiatives for environmental, social and governance ("ESG") management. The Committee seeks opportunities to improve employee health and safety, support corporate social responsibility, enhance diversity and inclusion and coordinate activities related to stakeholder engagement and philanthropy. The Committee reports to the ATSG Leadership Council, which is composed of the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Chief Legal Officer and Chief Commercial Officer of ATSG, and provides updates to the Nominating and Governance Committee of the ATSG Board of Directors (the "Board").
As part of our commitment to corporate sustainability, we have published a Sustainability Report annually since 2022 describing our environmental sustainability actions and initiatives as well as our efforts to create a more diverse and inclusive workplace and the contributions made to our surrounding communities. The disclosures contained in the Sustainability Report and other voluntary disclosures regarding environmental, social, and governance matters are responsive to various areas of stakeholder interests. We use our Annual Report on Form 10-K and other filings with the SEC to disclose any items that are material or that we otherwise consider to be responsive to SEC rules.
Regulation
Our subsidiaries’ airline operations are primarily regulated by the DOT, the FAA, and the U.S. Transportation Security Administration ("TSA"). Those operations must comply with numerous economic, safety, security and environmental laws, ordinances and regulations. In addition, they must comply with various other federal, state, local and foreign laws and regulations. We are committed to promoting an organizational culture that encourages ethical conduct and a commitment to compliance with the law. Each of our primary businesses maintains a compliance committee to monitor and maintain compliance with applicable laws and regulations, with the support of our internal audit function.
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
Related to the EPA GHG finding, in February 2024 the FAA issued its final rule on fuel efficiency standards which, as finalized, applies, inter alia, to in-service aircraft types certificated before 2021 but modified post-2023 after the aircraft was issued an airworthiness certificate, such as the Boeing 767 aircraft type. Even if the final rule is interpreted as applicable to a number of our airline subsidiaries’ Boeing 767 converted freighter aircraft, the impact on our operations, financial position, and results of operations is expected to be minimal.
Under the Clean Air Act, individual states or the EPA may also adopt regulations requiring reductions in emissions for one or more localities based on the measured air quality at such localities. These regulations may seek to limit or restrict emissions by restricting the use of emission-producing ground service equipment or aircraft auxiliary power units. Further, the U.S. Congress has, in the past, considered legislation that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. We are unable at this time to determine the effect on our financial position or results of operations from such legislation.
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
In September 2023, the EU Parliament approved sustainable aviation fuels (SAF) mandates for EU aviation that establish the amounts of SAF to be uploaded by airlines including U.S. carriers at EU airports beginning in January 2025. The mandates apply to U.S. cargo airlines that operated at least one weekly flight in the prior annual reporting period. The SAF mandate starts at 2% of all aviation fuels used in the EU in 2025; stepping up to 6% by 2030; and 63% by 2050. As noted, the Company’s airline subsidiaries are all capable of using SAF in their operations from EU airports although the availability of sufficient SAF to meet EU mandates is uncertain at this time.
Similarly, in 2016, the ICAO formally adopted a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase began in 2021 in which countries may voluntarily participate, followed by a first phase of the program beginning in 2024 that is also voluntary, and full mandatory participation is scheduled to begin in 2027. The United States has agreed to participate in the two voluntary phases. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs, although the total impact to revenue and our overall financial position remains uncertain.
The U.S. has also re-entered the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and the effects of the re-entry by the U.S. on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation, and any resulting effects on our financial position and results of operations, are uncertain.
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
Department of Transportation
The DOT maintains authority over certain aspects of domestic and international air transportation serving the United States, such as consumer protection, accommodation of passengers with disabilities, requiring a minimum level of insurance and the requirement that a company be “fit” to hold a certificate to engage in air transportation. In addition, the DOT continues to regulate many aspects of international aviation, including the award of certain international routes. In regard to our business:
•The DOT has issued to ABX a Domestic All-Cargo Air Service Certificate for air cargo transportation between all points within the U.S., the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.
•The DOT has issued to ATI certificate authority to engage in scheduled interstate air transportation, which is currently limited to all-cargo operations. ATI's DOT certificate authority also authorizes it to engage in interstate and foreign charter air transportation of persons, property and mail.
•The DOT has issued to ABX and ATI Certificates of Public Convenience and Necessity authorizing each of them to engage in scheduled foreign air transportation of cargo and mail between the U.S. and all current and future U.S. open-skies partner countries, which currently consists of more than 130 foreign countries.
•ABX and ATI also hold exemption authorities issued by the DOT to conduct scheduled all-cargo operations between the U.S. and certain foreign countries with which the U.S. does not have a liberal ("open-skies") air transportation agreement.
•The DOT has issued to OAI a Certificate of Public Convenience and Necessity for Interstate Charter Air Transportation and a Certificate of Public Convenience and Necessity for Foreign Charter Air Transportation that authorizes it to engage in interstate and foreign charter air transportation of persons, property and mail.
•In 2019, the DOT also issued OAI exemption authority to engage in scheduled foreign air transportation of property and mail between the U.S. and all existing and future countries with an open-skies air service agreement with the U.S.
By maintaining these certificates, the Company, through ABX and ATI, can and currently does conduct all-cargo charter operations worldwide subject to the receipt of any necessary foreign government approvals. Further, the certificates issued to ATI and OAI authorize the air carriers to conduct passenger charter operations worldwide subject to the receipt of any necessary foreign government approvals. Periodically, the DOT re-examines a carrier's managerial competence, financial resources and plans, compliance disposition and citizenship in order to determine whether the carrier remains fit, willing and able to engage in the transportation services it is authorized to provide.
The DOT has the authority to impose civil penalties, or to modify, suspend or revoke our certificates and exemption authorities for cause, including failure to comply with federal laws or DOT regulations. A company holding the above-referenced certificates and exemption authorities must continuously qualify as a citizen of the United States, which, pursuant to federal law, requires that (1) it be organized under the laws of the U.S. or a U.S. state, territory or possession, (2) that its president and at least two-thirds of its board of directors and other managing officers be U.S. citizens, (3) that no more than 25% of its voting interest be owned or controlled by non-U.S. citizens, and (4) that it not otherwise be subject to foreign control. We believe our airline subsidiaries possess all necessary DOT-issued certificates and authorities to conduct their current operations and that each continues to qualify as a citizen of the United States as described.
Federal Aviation Administration
The FAA regulates aircraft safety and flight operations generally, including equipment, ground facilities, maintenance, flight dispatch, training, communications, the carriage of hazardous materials and other matters affecting air safety. The FAA issues operating certificates and detailed "operations specifications" to carriers that possess the technical competence to safely conduct air carrier operations. In addition, the FAA issues certificates of airworthiness to each aircraft that meets the requirements for aircraft design and maintenance. We believe that ABX, ATI and OAI hold all airworthiness and other FAA certificates and authorities required for the conduct of their business and the operation of their aircraft. The FAA has the power to suspend, modify or revoke such certificates for cause and to impose civil penalties for any failure to comply with federal laws or FAA regulations.
The FAA has the authority to issue regulations, airworthiness directives and other mandatory orders relating to, among other things, the inspection, maintenance and modification of aircraft and the replacement of aircraft structures, components and parts, based on industry safety findings, the age of the aircraft and other factors. If the FAA were to determine that the aircraft structures or components are not adequate, it could order our airline subsidiaries and other operators to take certain actions, including but not limited to, grounding aircraft, reducing cargo loads, strengthening any structure or component found to be inadequate, or making other modifications to the aircraft. New mandatory directives could also be issued requiring our airline subsidiaries to inspect and replace aircraft components based on their age or condition. As a routine matter, the FAA issues airworthiness directives applicable to the aircraft operated by our airline subsidiaries, and our airlines comply, sometimes at considerable cost, as part of their aircraft maintenance programs.
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
The FAA issued an airworthiness directive ("AD") in January 2023 to address potential 5G C-Band interference with certain aircraft radio altimeters as U.S. wireless providers upgraded to 5G technology in various U.S. wireless markets. The AD requires that those U.S. aircraft types that do not meet “tolerance requirements” either need a radio frequency filter or upgraded 5G C-Band tolerant radio altimeter, or they risk operational restrictions at affected airports after February, 2024. Our airline subsidiaries have modified and upgraded their aircraft fleets as necessary in order to timely comply with the AD requirements.
The FAA requires each of our airline subsidiaries to implement a drug and alcohol testing program with respect to all employees performing safety sensitive functions and, unless already subject to testing, contractor employees that engage in safety sensitive functions. We believe that each of our airlines complies with these regulations.
Transportation Security Administration
The TSA, an administration within the Department of Homeland Security, is responsible for the screening of passengers and their baggage. TSA rules also require airlines to adopt and comply with standard aircraft operator security programs, including, among other requirements, the manner in which cargo must be screened prior to being loaded on aircraft and plans to implement cybersecurity measures. We believe that our airline subsidiaries comply with all applicable aircraft, passenger and cargo security requirements. The TSA has adopted cargo security-related rules that have imposed additional requirements on our airlines and our customers. The TSA also requires each airline to perform criminal history background checks on all employees. In addition, we may be required to reimburse the TSA for the cost of security services it may provide to the Company’s airline subsidiaries in the future. The TSA holds (and has exercised) authority to issue regulations, including in cases of emergency the authority to do so without advance notice, including issuance of a grounding order as occurred on September 11, 2001. The TSA also requires airlines to develop a TSA-approved plan to maintain measures for cybersecurity and assess the effectiveness of those measures on an ongoing basis. The TSA's enforcement powers are similar to the DOT's and FAA's described above.
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
When we lease aircraft to customers operating in other countries, the aircraft must comply with the aviation authority designated by that country. For example, the European Aviation Safety Agency ("EASA") is a regulatory agency of the European Union, akin to the FAA, that governs many of our aircraft leased outside the U.S.
Data Protection
There has recently been increased regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and in other countries. For example, the European Union ("E.U.") General Data Protection Regulation ("GDPR"), which became effective in May 2018, greatly increases the jurisdictional reach of E.U. law and increases the requirements related to the protection of personal data, including individual notice and opt-out preferences and public disclosure of significant data breaches. Additionally, violations of the GDPR can result in significant fines. Other governments have enacted or are enacting similar data protection laws, and are considering data localization laws that would govern the use of data outside of their respective jurisdictions. Although nearly all of our employees are based in the U.S., which mitigates the impact of GDPR and other privacy regulations, various U.S. states have been adopting and may continue to adopt updated laws and regulations governing privacy that could have an impact on us, and the nature of our business involves transfer of certain data across state and international borders.
Other Regulations
Various regulatory authorities have jurisdiction over significant aspects of our business, and it is possible that new laws or regulations or changes in existing laws or regulations or the interpretations thereof could have a material effect on our financial position and results of operations. In addition to the above, other laws and regulations to which we are subject, and the agencies responsible for compliance with such laws and regulations, include the following:

•As described under the heading "Human Capital Management" above, the labor relations of our airline subsidiaries are generally regulated under the Railway Labor Act, which vests in the NMB certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements;
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
•The U.S. Centers for Disease Control and Prevention has authority to impose requirements related to the mitigation of communicable diseases such as requiring masking on aircraft, negative test results, collection of passenger data for contact tracing, and quarantine requirements;
•We must comply with U.S. Citizenship and Immigration Services regulations regarding the eligibility of our employees to work in the U.S., and the entry of passengers to the U.S.;
•We must comply with wage, working conditions and other regulations of the Department of Labor regarding our employees; and
•The Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury, the Bureau of Industry & Security ("BIS") of the U.S. Commerce Department, and other government agencies administer and enforce economic and trade sanctions based on U.S. national security and foreign policy concerns, which may limit our aircraft sale and leasing business activities in and for certain countries.

Available Information
ATSG
ATSG's filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as well as ATSG's definitive proxy materials, are available free of charge from the "Investors - Reports & Filings - SEC Filings" section of our website at www.atsginc.com as soon as reasonably practicable after filing with the SEC.
For more information concerning our sustainability initiatives, please refer to the "Responsibility - Sustainability" section of our website, www.atsginc.com.
The information contained on our website is not a part of this Annual Report on Form 10-K and is not incorporated into any other document that ATSG files or furnishes with the SEC unless expressly identified as such.
The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding ATSG at www.sec.gov.

ITEM 1A. RISK FACTORS
The risks described in this Item 1A could adversely affect our financial condition, results of operations, liquidity and capital resources as well as the market price of ATSG's common stock. Investors should carefully consider these risks before making an investment decision regarding ATSG's common stock. The risks below are not the only risks that we face, but these are the ones we currently believe have the potential to significantly affect ATSG’s stakeholders if they were to develop adversely (due to size, volatility, or both). Additional risks that are currently unknown to us or that we currently consider immaterial or unlikely could also adversely affect us. Please also see the “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this Form 10-K.
Regulatory and Compliance Risk
Failure to maintain the operating certificates and authorities of our airlines would adversely affect our business.
Our airline subsidiaries have the necessary authority to conduct flight operations pursuant to the economic authority issued by the DOT and the safety based authority issued by the FAA. The continued effectiveness of such authority is subject to their compliance with applicable statutes and DOT, FAA and TSA rules and regulations, including any new rules and regulations that may be adopted in the future. The loss of such authority by an airline subsidiary could cause a default of covenants in our syndicated credit agreement that includes the ability to execute term loans and a revolving credit facility and is scheduled to mature on October 19, 2027 (the “Senior Credit Agreement”) (see Note F to the consolidated financial statements included in this Form 10-K for more information regarding the Senior Credit Agreement). Such a default would materially and adversely affect airline operations, effectively eliminating the airline's ability to continue to provide air transportation services.
Our business could be negatively impacted by adverse audit findings by the U.S. Government.
Our DoD contracts are subject to government audit, including with respect to performance, costs, internal controls and compliance with applicable laws and regulations. If an audit uncovers improprieties or we otherwise fail to adhere to applicable governmental rules or regulations, we may be subject to civil or criminal penalties, including termination of such contracts, forfeiture of profits, fines and suspension from doing business with the DoD. In addition, the DOT, FAA, TSA and other government agencies can initiate announced or unannounced investigations of our subsidiary air carriers, repair stations and other entities to determine if they are continuously conducting their operations in accordance with all applicable laws, rules and regulations. If an investigation uncovers a failure to comply, we could be subject to civil or criminal penalties that may adversely impact one or more of our subsidiaries.

Our participation in the CRAF Program could adversely restrict our commercial business in times of national emergency.
All three of our airlines participate in the CRAF Program, which permits the DoD to utilize the airlines’ aircraft pledged to the CRAF Program during national emergencies when the need for military airlift exceeds the availability of military aircraft. In the event of such an emergency, our airline subsidiaries could incur the loss of use of such aircraft under commercial arrangements, which could have an adverse impact on our operating results.
Proposed rules from the DOT, FAA and TSA could increase our operating costs and reduce customer utilization of airfreight.
FAA rules for Flightcrew Member Duty and Rest Requirements ("FMDRR") for passenger airline operations apply to our operation of passenger and combi aircraft for the DoD and other customers. The FMDRR impact the required amount and timing of rest periods for pilots between work assignments and modified duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. Failure to remain in compliance with these rules may subject us to fines or other enforcement action.
There are separate crew rest requirements applicable to all-cargo aircraft of the type operated by the Company. The FAA has rejected, as have the courts, an attempt to apply the passenger airline crew rest rules to all-cargo operations. If such rest requirements and restrictions were imposed on our cargo operations, these rules could have a significant impact on the costs incurred by our airlines. Our airline subsidiaries would attempt to pass such additional costs through to their customers in the form of price increases. Customers, as a result, may seek to reduce their utilization of aircraft in favor of less expensive transportation alternatives.
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
The U.S. and other governments have imposed trade and economic sanctions in certain geopolitical areas and on certain organizations and individuals. The U.S. Departments of Justice, Commerce and Treasury, as well as other government agencies have a broad range of civil and criminal penalties they may seek to impose for violations of the Foreign Corrupt Practices Act (“FCPA”) or other regulations, including sanctions administered by the Office of Foreign Assets Control ("OFAC"). In addition, the DOT, FAA and TSA may at times limit the ability of our airline subsidiaries to conduct flight operations in certain areas of the world. Under such laws and regulations, we may be obliged to limit our business activities, incur additional costs for compliance programs and may be subject to enforcement actions or penalties for noncompliance. In recent years, the U.S. government has increased its oversight and enforcement activities with respect to these laws and the relevant agencies may continue to increase these activities.
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
The operations of our subsidiaries are subject to complex aviation, transportation, security, environmental, labor, employment and other laws and regulations. These laws and regulations generally require our subsidiaries to maintain and comply with the terms of a wide variety of certificates, permits, licenses and other approvals. Their inability to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations could result in substantial fines or, in the case of DOT and FAA requirements, possible suspension or revocation of their authority to conduct operations.
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
In addition, FAA regulations require that aircraft manufacturers establish limits on aircraft flight cycles to address issues involving aging, but still economically viable, aircraft, as described in Item 1 of this Form 10-K, under "Federal Aviation Administration." These regulations may increase our maintenance costs and eventually limit the use of our aircraft. See Item 2 of this Form 10-K, "Properties," for a description of our aircraft, including year of manufacture.
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
Concern over climate change, including the impact of global warming, has led to significant federal, state and international legislative and regulatory efforts to limit GHG emissions. The European Commission has mandated the extension of its Emissions Trading Scheme ("ETS") for GHG emissions to the airline industry. Under the European Union ETS, all ABX, ATI and OAI flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. If we exceed the airlines' emission allowances, we will be required to purchase additional emission allowances on the open market.
Similarly, in 2016, the ICAO passed a resolution adopting CORSIA, which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase began in 2021, in which countries may voluntarily participate, followed by a first phase of the program beginning in 2024 that is also voluntary, and full mandatory participation is scheduled to begin in 2027. The United States has agreed to participate in the two voluntary phases. ICAO continues to develop details regarding implementation, but although the magnitude remains to be determined, compliance with CORSIA will increase our operating costs.
The sustainable aviation fuels ("SAF") mandates for EU aviation enacted in September 2023 establish the amounts of SAF fuels to be uploaded by airlines including U.S. carriers at EU airports beginning in January 2025. The mandates apply to U.S. cargo airlines that operated at least one weekly flight in the EU in the prior annual reporting period. The SAF mandate starts at 2% of all aviation fuels used in the EU in 2025; stepping up to 6% by 2030; and 63% by 2050, although the availability of sufficient SAF to meet EU mandates at commercially-acceptable prices is uncertain at this time.
All three of our airlines, ABX, ATI and OAI, as noted, are certified to use SAF, which has similar properties to conventional jet fuel but with a smaller carbon footprint. Depending on the type and production technique used, SAF can reduce GHG emissions up to 99% compared to conventional jet fuel. We support efforts to improve SAF production nationally and seek to use SAF at locations where it is available, but the production and supply of SAF is currently quite limited and significantly more expensive than traditional fuel. The Inflation Reduction Act passed by the U.S. Congress in 2022 would provide SAF tax credits of up to $1.75 per gallon for SAF producers which is expected to boost production of SAF and reduce its cost for the airlines. Without the tax credits and other SAF production incentives planned by the Biden administration, the cost to our airlines and their customers of using SAF would be prohibitive. Any change in U.S. Presidential administration or administration policies or priorities could impact the availability and cost of SAF to our detriment.
The U.S. Congress and certain states have also considered legislation regulating GHG emissions. In addition, even in the absence of such legislation, the EPA has sought to regulate GHG emissions, especially aircraft engine emissions. In July 2016, the EPA issued a finding that aircraft engine emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health. This finding is a regulatory prerequisite to the EPA’s adoption of a new certificate standard for aircraft emissions. In January 2021, the EPA issued a final rule regarding GHG emissions standards for new aircraft engines consistent with ICAO standards that were adopted in 2017. The EPA final rule does not apply to engines on aircraft that are already in service, as is also the case with the ICAO standards. However, the Biden administration has stated that it plans to review the EPA emissions standards issued by the Trump administration and, further, the EPA standards have been challenged by several states and environmental organizations. We cannot predict the results of the Biden administration's review or the outcome of legal challenges to the EPA's final rules. In February 2024, the FAA issued its final rule on fuel efficiency standards which, as finalized, applies, inter alia, to in-service aircraft types certificated before 2021 but modified post-2023 after the aircraft was issued an airworthiness certificate, such as the Boeing 767 aircraft type. Even if the final rule is interpreted as applicable to a number of our airline subsidiaries’ Boeing 767 converted freighter aircraft, the impact on our operations, financial position, and results of operations is expected to be minimal.
The U.S. also recently re-entered the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and the effect of the U.S. re-entering the Paris climate accord on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulations is uncertain. The extent to which the U.S. and other countries implement the agreement could have an adverse impact on us.
The cost to comply with new and potential environmental laws and regulations could be substantial for us. These costs could include an increase in the cost of fuel and capital costs associated with updating aircraft, among other things. We cannot predict the effect on our cost structure or operating results of complying with future environmental laws and regulations in the U.S. and in foreign jurisdictions until the timing, scope and extent of such laws and regulations becomes better known. In addition, 2024 is a presidential election year in the U.S., and any change in administration or administration policies and priorities, in Congress or in other governmental bodies could have a material effect on the timing and content of such laws and regulations. Further, even without such legislation or regulation, increased awareness and adverse publicity in the global marketplace about GHG emitted by companies in the airline and transportation industries could harm our reputation and reduce demand for our services.

We are required to safeguard proprietary information and sensitive or confidential data, including personal information of customers, employees and others.
To conduct our operations, we regularly move certain data across national borders, and consequently we are subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws. GDPR, which greatly increases the jurisdictional reach of European Union law and adds a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, became effective in May 2018. Other countries and states have enacted or are enacting privacy and data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time.
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
We rely on a skilled workforce to pilot our airplanes and perform scheduled aircraft maintenance. Our industry has experienced a shortage of crewmembers and mechanics. While we have taken steps to attract, recruit, train and incentivize employees, situations may occur in which we cannot operate scheduled flights or commit to charter opportunities because we lack the appropriate personnel. Our revenues from flight operations as well as our aircraft maintenance businesses could be constrained due to the lack of personnel. We may raise compensation and incentive levels to maintain or improve revenues levels. As a result, our profitability levels could be less than expected.
The concentration of aircraft types and engines in our airlines could adversely affect our operating and financial results.
Our combined aircraft fleet is currently concentrated in three aircraft types, and we are expanding into two additional aircraft types. If any of these aircraft types encounter technical difficulties that result in significant FAA ADs or grounding, our ability to lease the aircraft would be adversely impacted, as would our airlines' operations.
The cost of aircraft repairs and unexpected delays in the time required to complete aircraft maintenance could negatively affect our operating results.
Our airlines provide flight services throughout the world, sometimes operating in remote regions. Our aircraft have experienced, from time to time, and may in the future experience maintenance events in locations that do not have the necessary repair capabilities or are difficult to reach. As a result, we may incur additional expenses and lose billable revenues that we would have otherwise earned. Under certain customer agreements, we are required to provide a spare aircraft while scheduled maintenance is completed. If delays occur in the completion of aircraft maintenance, we may incur additional expense to provide airlift capacity and forgo revenues.
Our operating results could be adversely impacted by negotiations regarding collective bargaining agreements ("CBAs") with flight crewmember representatives.
The flight crewmembers for each of the Company's airlines are unionized. ABX and OAI's crewmembers are represented by the International Brotherhood of Teamsters ("IBT") while ATI's crewmembers are represented by the Air Line Pilots Association ("ALPA"). Slightly less than 25% of our employees are parties to CBAs that are now amendable and the parties, after negotiations, have jointly sought mediation through the NMB. Another CBA becomes amendable in 2027. During the negotiation of CBA amendments, the airline and the union are each required to maintain the status quo of the CBA; neither the airline nor the union may engage in a lock-out, strike or other self-help until such time as they are released from further negotiations by the mediator for the NMB, and after the conclusion of a mandatory 30-day “cooling off” period. It is rare for mediators to declare an impasse and release the parties. Instead, the NMB prefers to require the parties to remain in negotiations until such time as they come to an agreement. Despite this process, it's possible for disruptions in customer service to occur from time to time, resulting in increased costs for the airline and monetary penalties under certain customer agreements if monthly on-time reliability thresholds are not achieved. Further, if we do not maintain minimum on-time reliability thresholds over an extended period of time, we could be found in default of one or more customer agreements.
Contract negotiations with a union could result in reduced flexibility for scheduling crewmembers and higher operating costs for the airlines, making our airlines less competitive. If amendments to a CBA increase our costs and we cannot recover such costs through price increases, our operating results would be negatively impacted. In such event, it may be necessary for us to terminate customer contracts or curtail planned growth.
The rate of aircraft deployments may impact our operating results and financial condition.
Our future operating results and financial condition will depend in part on our subsidiaries’ ability to successfully deploy aircraft in support of customers' operations while generating a positive return on investment. Our success will depend, in part, on our customers' ability to secure additional cargo volumes, in U.S. and international markets. Deploying aircraft in international markets can pose additional risks, costs and regulatory requirements which could result in periods of delayed deployments. In addition, deploying an aircraft into service typically requires various approvals from the FAA or EASA. Aircraft deployments could be delayed if such FAA or EASA approvals are delayed.
We may lose revenue if we fail to meet the scheduled delivery date for aircraft required by customer agreements.
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
Certain of our airline operating agreements contain monthly incentive payments for reaching specific on-time reliability thresholds. Additionally, such airline operating agreements contain monetary penalties for aircraft on-time reliability below certain thresholds. As a result, our operating revenues may vary from period to period depending on the achievement of monthly incentives or the imposition of penalties. Further, an airline could be found in default of an agreement if it does not maintain minimum on-time reliability thresholds over an extended period of time. If our airlines are placed in default due to the failure to maintain on-time reliability thresholds, the impacted customer(s) may elect to terminate all or part of the services we provide under certain customer agreements after a cure period.
If ABX fails to maintain aircraft on-time reliability above a minimum threshold under the restated CMI agreement with DHL for two consecutive calendar months or three months in a rolling twelve-month period, we would be in default of the restated CMI agreement with DHL. In that event, DHL may elect to terminate the restated CMI agreement, unless we maintain the minimum on-time reliability threshold during a 60-day cure period. If DHL terminates the CMI agreement due to an ABX event of default, we would be subject to a monetary penalty payable to DHL.
If our airlines fail to maintain aircraft on-time reliability above a minimum threshold under the ATSA with ASI for either a specified number of consecutive calendar months or a specified number of calendar months (whether or not consecutive) in a specified trailing period, we could be held in default. In that event, ASI may elect to terminate the ATSA and pursue those rights and remedies available to it at law or in equity.
If OAI fails to maintain aircraft on-time reliability above a minimum threshold under its contract with the DoD with respect to the flight segments flown during a given month, we could be held in default. In that event, the DoD may elect to terminate the contract. In addition, missions that experience carrier controllable delays are subject to monetary penalties. Depending on the delay interval, the compensation paid to OAI for the performance of the services can be reduced by a specified percentage amount.
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
The actual demand for Boeing 777, 767, 757 and Airbus A321 and A330 aircraft may be less than we anticipate. Customers may develop preferences for other aircraft types, instead of the aircraft that make up our fleet. The actual lease rates for aircraft available for lease may be less than we projected, or new leases may start later than we expect. Further, other airlines and lessors may be willing to offer aircraft to the market under terms more favorable to lessees. In the event of any of the foregoing occurrences, we could experience a material adverse effect on our financial position, results of operations or cash flows.
Geopolitical uncertainties could result in reduced revenues
Beginning in February 2022, the war in Ukraine escalated. On October 7, 2023, war started in Israel. These wars, or the development of military conflicts or geopolitical uncertainties in other regions, may impact our customers operations, their ability to meet their commitments and pay for our services. We may experience disruptions to our operations due to shortages of personnel, parts shortages, maintenance delays, shortages of transportation and hotel accommodations for flight crews, information systems outages, reduced customer flight schedules and other issues which could stem from geopolitical tensions, cyber attacks or virus outbreaks effecting us, our suppliers or our customers.
Inflation and expenses may outpace customer rate increases.
General inflation in the United States declined during 2023 before arriving at the end of the year at a level that is still elevated compared to many previous years and that may continue to increase in 2024 and beyond. Although a large portion of our operating costs are contractual with escalation clauses, the price escalation clauses may be insufficient to counteract prolonged or elevated rates of inflation, and a portion of our costs are subject to inflationary pressures. Salaries, wages and contract labor rates of individuals may continue to come under inflationary pressures to keep up with market demands. We have experienced, and may continue to experience increased costs to retain and attract employees. Additionally our parts, materials and shipping costs may increase. Any of these circumstances continuing for a prolonged period of time, without the ability to increase our prices at a sufficient rate or adequately reduce costs, may negatively impact our financial results.
Under the terms of our airline operating and aircraft lease agreements, customers may be able to terminate the agreements prior to their expiration date for reasons unrelated to our performance.
Customers can typically terminate for convenience one or more of the aircraft we operate for them under an airline operating agreement at any time during the term, subject to a 60-day notice period and paying us a fee. Additionally, the lease agreements may contain provisions for terminating an aircraft lease for convenience, including a notice period and paying a lump sum amount to us.
ASI may terminate the ATSA in its entirety after providing 180 days of advance notice and paying to the Company a termination fee which reduces over the term of the agreement. DHL may terminate the CMI agreement in its entirety after providing 180 days of advance notice and paying a termination fee which reduces during the term of the agreement. In the event of a termination by ASI, DHL, or any key customer, we could experience a material adverse effect on our financial position, results of operations or cash flows.
We may have disputes with our customers.
From time to time, we may have disputes with customers over contractual terms such as performance levels, service obligations, billing rates, cost responsibilities, return conditions and other matters. Our customer contracts often stipulate procedures for dispute resolution. The resolution of such disputes, if they arise, may result in unexpected financial costs and or outcomes that would not be favorable to our future operating results
The DoD or other government agencies may not renew our contracts or may reduce the number of routes that we expect to operate.
Our contracts with the DoD are typically for one year and are not required to be renewed. The DoD may terminate the contracts for convenience or in the event we were to fail to satisfy reliability requirements or for other reasons. The number and frequency of routes is sensitive to changes in military priorities and U.S. defense budgets, which are not necessarily correlated with any specific economic cycle and, together with budgets for non-DoD agencies, may be adversely impacted by any failure by Congress to approve future budgets on a timely basis.
The majority of OAI's business currently consists of flights chartered by the DoD for the transportation of DoD personnel and a significant amount of ATI's revenue is derived from flights for the DoD. Increased competition from other airlines to bid the same routes or a downturn in the DoD's or other government agencies' need for such services could adversely affect our operating results.
Lessees of our aircraft may fail to make contractual payments or fail to maintain the aircraft as required.
Our financial results depend in part on our lease customers' ability to make lease payments and maintain the related aircraft. Our customers' ability to make payments could be adversely impacted by changes to their financial liquidity, competitiveness, economic conditions and other factors. A default of an aircraft lease by a customer could negatively impact our operating results and cash flows and result in our right to repossession of the aircraft, which we may be unable to accomplish timely or at all.
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
The economic conditions in the United States and in other markets may negatively impact the demand for our aircraft and services.
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
Aircraft leasing generally has also experienced periods of aircraft oversupply in times past and could experience such circumstances again in the future. Certain airlines that lease aircraft from us have recently experienced a weakness in demand from the large integrators and markets they serve. This could lead to a breakage in scheduled lease revenues from one or more customers, which could have an adverse effect on our future operating results.
A reduction in customer demand for aircraft maintenance facilities could negatively impact our financial results.
We lease and operate a 310,000 square foot, four-hangar aircraft maintenance facility and a 100,000 square foot component repair shop in Wilmington, Ohio. Additionally, we lease and operate a 311,500 square foot, two-hangar aircraft maintenance complex in Tampa, Florida. Accordingly, a large portion of the operating costs for our aircraft maintenance and conversion business are fixed. As a result, we need to retain existing aircraft maintenance business levels to maintain a profitable operation. The actual level of revenues may not be sufficient to cover our operating costs. Additionally, revenues from aircraft maintenance can vary among periods due to the timing of scheduled maintenance events and the completion level of work during a period.
Strategic investments in other businesses may not result in the desired benefits.
We enter into joint venture and other business acquisition and investment agreements from time to time with the expectation that such investments will result in various benefits including revenue growth through geographic diversification and product diversification, improved cash flows and better operating efficiencies. The process to identify such investments may divert management’s attention and expose us to unanticipated liabilities and costs. Also, we may not be able to identify attractive investments on terms beneficial to us, and even if we do, achieving the anticipated benefits from such agreements is subject to a number of challenges and uncertainties. The expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations.
Risk Related to Business Interruptions and Cybersecurity Incidents
Our operating results could be negatively impacted by disruptions of our information technology and communication systems and data breaches.
Our businesses depend heavily on information technology, computerized systems and data transmissions to operate effectively. We continue to expand our reliance on third party providers for technical support, management, and hosting of systems. Our systems and technologies, or those of third parties on which we rely could fail or become unreliable due to equipment failures, software viruses, ransomware attacks, malware attacks, cyberattacks, natural disasters, power failures, telecommunication outages, or other causes. Hackers, foreign governments, cyber-terrorists and cyber-criminals, acting individually or in coordinated groups, may launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other interruptions to our business. In addition, the foregoing breaches in security could expose us and our customers, or the individuals affected, to a risk of loss, disclosure or misuse of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Certain disruptions could prevent our airlines from flying as scheduled, possibly for an extended period of time, which could have a negative impact on our financial results and operating reliability. A cybersecurity attack or system outage could limit our ability to conduct some operations or result in the complete shutdown of all of our operations. A cybersecurity attack impacting onboard or other flight systems could result in an accident or operational disruptions, which could adversely affect our reputation, regulatory oversight and financial position.
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
Our systems are subject to evolving cybersecurity threats. Our exposure to cybersecurity risk also increases as we expand the number of airports and locations at which we operate, as well as the number of employees working from remote locations. Part of our insurance program provides coverage for cybersecurity incidents, but in the event of such an incident, the amount or nature of our insurance coverage may prove to be inadequate for reasons we were unable to foresee. The costs of maintaining safeguards, recovery capabilities and preventive measures may continue to rise. Further, the costs of recovering or replacing a failed system could be very expensive.
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
Severe weather or other natural or anthropogenic disasters and epidemics could adversely affect our business.
Air transportation has historically been disrupted, sometimes severely, by the occurrence of unexpected events outside of our and our customers’ control. Severe weather conditions and other natural or anthropogenic disasters, including storms, floods, fires or earthquakes, epidemics or pandemics, conflicts or unrest, or terrorist attacks, whether directly affecting our flight operations or impacting the air transportation industry in general, may result in decreased revenues, including as our customers reduce their transportation needs, or increased costs to operate our business, which could have a material adverse effect on our results of operations for an indeterminate period of time. Any such event affecting one of our major facilities could result in a significant interruption in or disruption of our business.
Our operating results may be impacted by outbreaks of highly contagious diseases, or other health crises, and the various government, industry and consumer actions related thereto
The COVID-19 pandemic had an adverse impact on our availability of labor resources resulting in increased labor costs to maintain sufficient staffing for operations. Our operations could be negatively affected if our own personnel or those of our suppliers and customers are quarantined or sickened as a result of exposure to COVID-19 or the effects of another disease or health crisis, or if they are subject to governmental actions including curfews or “shelter in place” health orders. We staff personnel near airports to sort customer packages, load aircraft and maintain related equipment. A COVID-19 or other pandemic outbreak or health crisis at certain maintenance facilities, customer sorting centers or airports could result in workforce shortages or closures causing reduced revenues and higher expenses.
In addition to workforce shortages, a COVID-19 or other pandemic outbreak or health crisis may result in parts shortages, maintenance delays, shortages of transportation and hotel accommodations for flight crews, and declines in the value of our aircraft and other assets, any of which could result in reduced revenues and additional expenses. Similarly, the effects of such a crisis could result in the slower completion of aircraft freighter conversions which in turn would disrupt our aircraft leasing operations. Our customer base for aircraft maintenance revenues includes passenger airlines. Our operating results could be adversely impacted by a COVID-19 or other pandemic outbreak or health crisis if passenger airlines reduce their needs for scheduled heavy airframe maintenance.
Third-Party Reliance Risk
Global supply chain disruptions and macroeconomic or geopolitical uncertainties could impact our financial results.
Pandemic fears, economic recession concerns, geopolitical uncertainties and other macroeconomic factors have led to global supply chain disruptions and other delays and uncertainties. In particular, the aircraft conversion operations that we contract to third parties rely on part manufacturers and labor from several global sources, any adverse impact to which could delay aircraft deployments to our customers. The war in Ukraine or the development of instabilities in other regions of the globe may result in further supply chain disruptions. Our businesses may experience delays in receiving parts from our global supply chain partners for aircraft conversions, and prolonged disruptions to the supply chain would impact the completion of aircraft and our corresponding leases to customers. Additionally, when coupled with inflationary pressures, such delays could have a significant impact on overall economic conditions as well as our operations and financial results.
Israel is the location of our primary vendor that converts our Boeing 767-300 passenger aircraft into freighters. The Israel-Hamas war and other regional conflicts may impact the progress of aircraft conversions, particularly those produced in Israel. The conflict may create labor shortages and slow the availability of required parts, resulting in the delayed completion of aircraft modification projects and pushing our contractual obligations into later periods. Such delays and reductions may have a material adverse effect on our capital resources, financial condition, results of operation and liquidity.
We rely on third parties to modify aircraft and provide aircraft and engine maintenance.
We rely on third party aircraft modification service providers, including in Israel, which is subject to the war described above, and third party aircraft and engine maintenance service providers that have expertise or resources that we do not have. Third party service providers may seek to impose price increases that could negatively affect our competitiveness in the airline markets. An unexpected termination or delay involving service providers could have a material adverse effect on our operations and financial results. A delay in an aircraft modification could adversely impact our revenues and our ability to place the aircraft in the market. We must manage third party service providers to meet schedules and turn-times and to control costs in order to remain competitive to our customers.
We rely on a limited number of engine maintenance providers for our engines that power our fleet of aircraft. If our providers do not complete the refurbishment of our engines within the contractual turn-times or if an unplanned replacement of a maintenance provider is required due to the deterioration of their performance, a contract dispute or some other reason, our operations and financial results may be adversely impacted. Further, if replacement engines cannot be sourced or if the cost of replacement engines increases, our operations and financial results may be adversely impacted.
Financial Risk
Our Senior Credit Agreement and our Senior Notes include covenants that could limit our operating and financial flexibility, and our Convertible Notes may be subject to acceleration in the event of a cross-default.
The Senior Credit Agreement contains covenants including, among other requirements, limitations on certain additional indebtedness and guarantees of indebtedness. The Senior Credit Agreement is collateralized by certain of our Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, we are required to maintain aircraft collateral coverage equal to 125% of the outstanding balance of the revolving credit facility. We also have various outstanding notes, including approximately $54.2 million in convertible notes issued September 2017 (the “2017 Convertible Notes”), $500.0 million in senior unsecured notes issued January 2020 (the “Senior Notes”), $200.0 million of additional notes issued April 2021 (the “Additional Notes”) under the existing Senior Notes, and $400.0 million in convertible notes issued August 2023 (the "2023 Convertible Notes" and, together with the 2017 Convertible Notes, the “Convertible Notes”)). Our Senior Notes and related Indenture also include a number of restrictions and covenants including limitations on our ability to incur additional indebtedness, grant liens, make investments, repurchase or redeem capital stock, pay dividends, enter into transactions with affiliates, merge with other entities or transfer or sell assets. Our Convertible Notes contain certain cross-default provisions that may be triggered if we were to breach one of our other debt agreements without achieving an adequate cure. The covenants under the Senior Notes, which are generally no more restrictive than those set forth in the Senior Credit Agreement, are subject to exceptions and qualifications as described in the Indenture. Complying with these covenants in the Senior Credit Agreement and the Senior Notes may impair our ability to finance our operations or capital needs or to take advantage of other business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would represent an event of default. An event of default under the Senior Credit Agreement or the Senior Notes could result in all indebtedness thereunder, as well as under the Convertible Notes, being declared due and payable immediately, which could have an adverse effect on our financial position and results of operations.
Operating results may be affected by fluctuations in interest rates.
We enter into interest rate derivative instruments from time to time in conjunction with our debt levels. We typically do not designate the derivative instruments as hedges for accounting purposes. Future fluctuations in the Secured Overnight Financing Rate ("SOFR") will result in the recording of gains and losses on interest rate derivatives that we hold.
Under the Senior Credit Agreement, interest rates are adjusted monthly based on the prevailing SOFR rates and may be adjusted at any time for prime rates and a ratio of our outstanding debt level to earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). At our current debt-to-EBITDA ratio, the revolving credit facility bears variable interest rates of 6.69% per annum. In addition to the impact of higher SOFR rates, additional debt or lower EBITDA may also result in higher interest rates on the variable rate portion of our debt. Higher interest rates may adversely impact our operating results.
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
Our future earnings and earnings per share, as calculated and presented in accordance with accounting principles generally accepted in the United States ("GAAP"), will be impacted by the warrants to acquire ATSG's common stock held by Amazon.
The warrants held by Amazon are subject to fair value measurements during periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants held by Amazon are expected to adversely impact our reported earnings measures from time to time. See Note C in the accompanying consolidated financial statements for further information about the warrants held by Amazon.
The market price of ATSG’s common stock is subject to fluctuation due to a variety of market and other factors, including that if Amazon exercises its right to acquire shares of ATSG's common stock pursuant to the outstanding warrants it holds, such exercise will dilute the ownership interests of ATSG's then-existing stockholders and could adversely affect the market price of ATSG's common stock.
The trading price of our common stock is subject to material fluctuations in response to a variety of factors, including quarterly variations in our operating results, conditions of the air cargo industry and global economic conditions or other events and factors that are beyond our control. In the past, following periods of significant volatility in the overall market and in the market price of other companies’ securities, securities class action litigation has been instituted against these companies in some circumstances. If this type of litigation were instituted against us following a period of volatility in the market price for our common stock, it could result in substantial costs and a diversion of our management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition. In addition, if Amazon exercises its right to acquire shares of ATSG's common stock pursuant to the warrants, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. Any sales in the public market of ATSG's common stock issuable upon the exercise of the warrants by Amazon could also adversely affect prevailing market prices of ATSG's common stock.
Changes in the fair value of certain financial instruments could impact our financial results.
Certain financial instruments, including warrants issued to Amazon, are subject to fair value measurements at the end of each reporting period. Accordingly, future fluctuations in their fair value may adversely impact our reported earnings.
The convertible note hedge transactions and the warrant transactions that we entered into in September 2017 may affect the value of ATSG's common stock.
In connection with the pricing of our 2017 Convertible Notes and the exercise by the initial purchasers of their option to purchase additional 2017 Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with the hedge counterparties in 2017. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of ATSG's common stock that initially underlie the 2017 Convertible Notes. We also entered into separate, privately-negotiated warrant transactions with the hedge counterparties relating to the same number of shares of ATSG's common stock that initially underlie the 2017 Convertible Notes, subject to customary anti-dilution adjustments.
The hedge counterparties and/or their affiliates may modify their hedge positions with respect to the 2017 Convertible Notes hedge transactions and the warrant transactions from time to time. They may do so by purchasing and/or selling shares of ATSG's common stock and/or other securities of ours, including the 2017 Convertible Notes in privately-negotiated transactions and/or open-market transactions or by entering into and/or unwinding various over-the-counter derivative transactions with respect to ATSG's common stock. The hedge counterparties are likely to modify their hedge positions during any observation period for the 2017 Convertible Notes.
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
We are subject to counterparty risk with respect to the 2017 Convertible Notes hedge transactions. The hedge counterparties are financial institutions, and we will be subject to the risk that they might default under the 2017 Convertible Notes hedge transactions. Our exposure to the credit risk of the hedge counterparties is unsecured by any collateral. Global economic conditions have from time to time resulted in failure or financial difficulties for many financial institutions. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that hedge counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and volatility of ATSG's common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to ATSG's common stock. We can provide no assurances as to the financial stability or viability of any hedge counterparty.
Conversion of the 2017 Convertible Notes or exercise of the warrants may dilute the ownership interest of stockholders. Any sales in the public market of the common stock issuable upon such conversion of the 2017 Convertible Notes or such exercise of the warrants could adversely affect prevailing market prices of ATSG's common stock. In addition, the existence of the 2017 Convertible Notes may encourage short selling by market participants because the conversion of the 2017 Convertible Notes could depress the price of ATSG's common stock.
In August 2023, we issued $400.0 million of unsecured convertible notes. We used $203.2 million of the proceeds to repurchase $204.5 million of the principal value of the 2017 Convertible Notes. In connection with our repurchase of 2017 Convertible Notes, we entered into agreements with the existing option counterparties to terminate a portion of the existing call spread transactions, in each case, in a notional amount corresponding to the amount of the 2017 Convertible Notes that we repurchased.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Our management team views cybersecurity risk management as an important strategic topic. Our cybersecurity strategy utilizes the cybersecurity framework developed by the National Institute of Standards and Technology (“NIST CSF”). The NIST CSF is a voluntary framework of practices to identify, protect, detect, respond to, and recover from cybersecurity risks. Using the NIST CF does not mean that we meet any particular technical standards or certifications, but rather that we use the NIST CSF to help us identify, assess, and manage cybersecurity risks relevant to our business. Using the NIST CSF, we form our cybersecurity plans and prioritize our activities using a risk-based approach which begins with the identification and evaluation of cybersecurity risks and threats that could disrupt our operations, safety procedures and regulatory compliance. Cybersecurity risks and related mitigation efforts are prioritized based on their potential impact severity, likelihood and vulnerability. Risk mitigation strategies include the application of cybersecurity policies and procedures, implementation of technology-based tools and controls, as well as employee training, education, and awareness initiatives. Our cybersecurity risk management includes ongoing monitoring of networks and systems for potential signs of suspicious activity. We track key performance indicators and cybersecurity metrics to evaluate the effectiveness of our cybersecurity safeguards and practices.
We rely increasingly on software applications, data transmissions and cybersecurity safeguards provided by or in conjunction with third parties to maintain our cybersecurity posture and evolve with the threat environment. We engage third party resources to assess our procedures, test safeguards, provide training and monitoring, and assess our vulnerabilities. We evaluate third party service providers from a cybersecurity risk perspective, which may include an assessment of that service provider’s cybersecurity posture and data security standards.
ATSG management has overall responsibility for assessing and managing risks from cybersecurity threats to our operations. Management has a supervisory team that consists of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Vice President and Controller, and the Vice President of Information Technology, which meets regularly. The Vice President of Information Technology has primary responsibility for the execution of our cybersecurity risk management program and keeps the broader team informed about the detection, mitigation, and remediation of cybersecurity risks and incidents. The Vice President of Information Technology and the Company's other information technology and security department personnel include individuals with advanced university degrees in cybersecurity and years of technology management experience in matters such as conducting threat assessments, cyber mitigation and incident response.

While the Board has the primary responsibility for risk oversight, the Audit Committee assists the Board in fulfilling its oversight responsibility with respect to the management of cybersecurity-related risks. Through its Cybersecurity Subcommittee, the Audit Committee periodically reviews and discusses with management, including the Vice President of Information Technology, (i) the Company’s information security strategy, priorities and objectives; (ii) the Company’s technology and information security risks, including with respect to cybersecurity and data privacy; and (iii) the steps management has taken to manage cybersecurity.
We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or that are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, the nature of potential cybersecurity risks and threats are uncertain, and any future incidents, outages or breaches may materially affect our business strategy, results of operations or financial condition. For additional discussion of potential risks regarding cybersecurity, please see the information contained in Risk Related to Business Interruptions and Cybersecurity Incidents in Part 1A of this Form 10-K.

ITEM 2. PROPERTIES
Principal Facilities
We lease portions of an air park in Wilmington, Ohio, under lease agreements with a regional port authority, the terms of which expire in June 2026 and June 2036 with options for us to extend the terms. The leases include corporate offices, 310,000 square feet of maintenance hangars and a 100,000 square foot component repair shop at the air park. We also have the non-exclusive right to use the Wilmington airport, which includes one active runway, taxiways and ramp space. We also lease and operate a 311,500 square foot, two hangar aircraft maintenance complex at the Tampa International Airport in Florida. Our CAM and ACMI Services reportable operating segments, together with our other business lines, make use of these facilities We lease approximately 82,500 square feet of office and warehouse space at the Tulsa International Airport in Oklahoma, which is primarily used in ACMI Services.
Other Facilities
We lease a facility having approximately 335,000 square feet in Chicago, Illinois and another facility having approximately 100,000 square feet in Orlando, Florida for our USPS mailing handling contracts. In addition, we lease smaller maintenance stations, offices and ramp space at certain airport and regional locations, typically on a short-term basis. Further, we lease warehousing space inside or near certain U.S. airports to support our customers' parcel handling requirements. The facilities in this paragraph are primarily used in ACMI Services and our other lines of business (other than CAM).

Aircraft Fleet
As of December 31, 2023, our in-service aircraft fleet consisted of 107 Boeing aircraft and three Airbus aircraft that we owned and 20 Boeing aircraft leased from third parties. The majority of these aircraft were formerly passenger aircraft that have been modified for cargo operations. These cargo aircraft are generally described as being mid-size or having medium wide-body cargo capabilities. The cargo aircraft carry gross payloads ranging from approximately 47,900 pounds to 129,000 pounds and are well suited for intra-continental flights and medium range inter-continental flights. The table below shows the combined fleet of aircraft in service condition as of December 31, 2023.

	In-service Aircraft as of December 31, 2023
Aircraft Type	Total	Owned	Operating Lease	Year of Manufacture	Gross Payload (Lbs.)	Still Air Range (Nautical Miles)

767-200 SF (1)	22	20	2	1982 - 1987	85,000 - 100,000	1,700 - 5,300
767-200 Passenger	3	2	1	2001	63,000 - 73,000	6,500 - 7,600
767-300 SF (1)	87	73	14	1988 - 2010	121,000 - 129,000	3,200 - 7,100
767-300 Passenger	8	5	3	1993 - 2002	85,000 - 99,700	6,300 - 7,200
777-200 Passenger	3	3	—	2004 - 2007	119,500 - 123,900	8,700 - 9,500
757-200 Combi (2)	4	4	—	1989 - 1994	58,000	2,600 - 4,300
A321-200 PCF (1)	3	3	—	2002 - 2003	59,680	2,140
Total in-service	130	110	20
____________________
(1)These aircraft are configured for standard cargo containers loaded through large standard main deck cargo doors.
(2)These aircraft are configured as “combi” aircraft capable of simultaneously carrying passengers and cargo containers on the main deck.
In addition, as of December 31, 2023 CAM owned other aircraft not presently in service, including three Boeing 767-300 SF aircraft and one Boeing 767-200 SF returned from lease and expecting to be re-leased in 2024 or 2025. CAM also owns 14 Boeing 767-300 aircraft, six Airbus A321-200 aircraft and three Airbus A330 aircraft which were undergoing or preparing to undergo modification to a standard freighter configuration and are expected to be completed in 2024 or 2025.
We believe that our existing facilities and aircraft fleet are appropriate for our current operations. As described in Note H to the accompanying financial statements, we plan to invest in additional aircraft to meet our growth plans. We may make additional investments in aircraft and facilities if we identify favorable opportunities in the markets that we serve.

ITEM 3. LEGAL PROCEEDINGS
We are currently a party to legal proceedings in various federal and state jurisdictions arising out of the operation of our business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that the Company's ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations. In addition, we carry various forms of aviation, commercial, property and casualty, cybersecurity, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us.
For more information on various legal proceedings, see the discussion in Note H to our Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K. The information set forth therein related to legal proceedings is incorporated into this Item 3 by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
ATSG's common stock is publicly traded on The Nasdaq Stock Market under the symbol "ATSG." The closing price of ATSG’s common stock was $12.19 on February 28, 2024.
Holders
On February 28, 2024, there were approximately 1,135 stockholders of record of ATSG’s common stock.
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
Purchases of equity securities by the issuer and affiliated purchasers
The Senior Credit Agreement permits cash dividends and share repurchases provided the secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00 after giving effect to the repurchase or dividend. (For additional information about the Senior Credit Agreement, see Note F to the accompanying consolidated financial statements.)
On July 27, 2023, the Board authorized the repurchase of up to $120.0 million of ATSG's outstanding common stock (the "2023 Repurchase Program") exclusively in conjunction with a convertible bond offering that the Company was marketing at that time. The 2023 Repurchase Program is separate from the 2022 Repurchase Program described below. The Company subsequently purchased shares in August 2023. The Company did not purchase any ATSG common stock under the 2023 Repurchase Program during the fourth quarter of 2023. The remaining available authorization under the 2023 Repurchase Program is $1.5 million which can only be used in conjunction with the repurchase of our 2017 Convertible Notes.
In addition, on November 29, 2022, the Board authorized the repurchase of up to $150.0 million of ATSG's outstanding common stock (the "2022 Repurchase Program"). The 2022 Repurchase Program does not require the repurchase of a specific number of shares or establish a time frame for any repurchase and the Board may terminate the 2022 Repurchase Program at any time. Repurchases may be made under the 2022 Repurchase Program from time to time in the open market or in privately negotiated transactions. There is no expiration date for the 2022 Repurchase Program. The Company did not purchase any ATSG common stock under the 2022 Repurchase Program during the fourth quarter of 2023. As of December 31, 2023, the remaining available authorization under the 2022 Repurchase Program was $103.5 million.

Performance Graph
The graph below compares the cumulative total stockholder return on a $100 investment in ATSG’s common stock with the cumulative total return of a $100 investment in the Nasdaq Composite Index and the cumulative total return of a $100 investment in the Nasdaq Transportation Index for the period beginning on December 31, 2018 and ending on December 31, 2023.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Air Transport Services Group, Inc.	100.00	102.85	137.40	128.80	113.90	77.20
Nasdaq Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
Nasdaq Transportation Index	100.00	123.21	130.96	148.36	120.19	161.24

ITEM 6. [RESERVED]

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

OVERVIEW
We provide aircraft leasing and air cargo transportation and related services. Our total in service fleet was composed of 130 freighter and passenger aircraft as of December 31, 2023. To support the needs of our leasing customers and customers in the aviation and logistics industries at large, we offer a broad array of complementary solutions ranging from flight and ground operations to aircraft maintenance, repair, and overhaul services. Our principal subsidiaries include our aircraft leasing company (CAM) and three independently certificated airlines (ABX, ATI and OAI).
We primarily operate through two reportable segments, CAM and ACMI Services:
CAM offers aircraft leasing and related services. Through CAM we acquire passenger aircraft and manage their conversion into freighter configuration. We lease the aircraft externally to third party customers, as well as internally to our own airline subsidiaries, typically for lease terms of up to five to ten years. CAM currently leases Boeing 767, 757 and 777 aircraft, Airbus A321 freighter aircraft and aircraft engines, and is in the process of adding Airbus A330 freighter aircraft to its fleet. Demand for medium widebody and narrow-body freighters is driven primarily by express delivery networks. To expand and diversify our freighter fleet, we secured aircraft conversion slots through 2027. We partner with IAI, Boeing and EFW for passenger aircraft conversions and also perform our own conversions of the Airbus A321 aircraft through our joint venture arrangement 321 Precision Conversions, LLC.
ACMI Services consists of the cargo and passenger operations of our three airline subsidiaries. Our airlines operate under contracts to provide a combination of aircraft, flight crews, aircraft maintenance, aircraft hull and liability insurance and aviation fuel. Our customers are typically responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including passenger services for the DoD, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price.
Our other business operations, which primarily provide support services to the transportation industry, include providing aircraft maintenance and modification services to customers, cargo load transfer and sorting services as well as related equipment maintenance services. These operations do not constitute reportable segments.
During 2023, we took redelivery of ten newly converted, CAM-owned Boeing 767-300 freighter aircraft and our first three newly converted, CAM-owned Airbus A321-200 freighter aircraft and began leasing all of these aircraft to external customers under long-term leases. We also added three more customer-provided aircraft to the fleet that our airlines operate for our customers under CMI agreements. We also purchased 16 more passenger aircraft for conversion during 2023.
At December 31, 2023, we owned 107 Boeing aircraft and three Airbus aircraft that were in revenue service, among others not in revenue service, including three Boeing 767-300 SF aircraft and one Boeing 767-200 SF aircraft that were not in service, such aircraft having been returned from lease and expected to be re-leased in 2024 or 2025. We also owned at December 31, 2023, 14 Boeing 767-300 aircraft, six Airbus 321-200 aircraft and three Airbus A330 aircraft, with such aircraft already undergoing or awaiting induction into the freighter conversion process. In addition to these aircraft, we leased four passenger aircraft from third parties and operated 16 freighter aircraft provided by customers.
Customers
Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL.
Revenues from our commercial arrangements with ASI comprised approximately 34%, 34% and 35% of our consolidated revenues during 2023, 2022 and 2021, respectively. As of December 31, 2023, we leased 37 Boeing 767 freighter aircraft to ASI with lease expirations between 2024 and 2031 and we operate those aircraft for ASI. The aircraft lease terms typically range from 5 to 10 years. We operate ten other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.
The DoD comprised 30%, 30% and 26% of our consolidated revenues during 2023, 2022 and 2021, respectively, derived from operating passenger and combi charter flights.
DHL comprised 12%, 12% and 12% of our consolidated revenues during 2023, 2022 and 2021, respectively. In February 2022, ATSG and DHL agreed to a six-year extension of its dry leases for five Boeing 767 freighters as well as an extension of the CMI agreement for ABX to operate aircraft through April 2028. The CMI agreement was expanded to include two additional 767 freighters. As of December 31, 2023, we leased 13 Boeing 767 freighter aircraft to DHL composed of one Boeing 767-200 aircraft and 12 Boeing 767-300 aircraft. Eleven of the 13 Boeing 767 aircraft were being operated by our airlines for DHL. Additionally, we operated six Boeing 767 aircraft that were provided by DHL as of December 31, 2023.

RESULTS OF OPERATIONS
Revenue and Earnings Summary
External customer revenues from continuing operations increased by $25.1 million, or 1%, to $2,070.6 million during 2023 compared to 2022. Customer revenues increased in 2023 for aircraft leasing and aviation fuel sales, compared to the previous year periods. Revenues for 2022 and 2021 were $2,045.5 million and $1,734.3 million respectively.
Consolidated earnings from continuing operations were $59.7 million for 2023 compared to $196.4 million for 2022 and $229.0 million for 2021. Pre-tax earnings from continuing operations were $84.2 million for 2023 compared to $260.5 million for 2022 and $301.2 million for 2021. Earnings were affected by the following specific events and certain adjustments that do not directly reflect our underlying operations among the years presented.
•On a pre-tax basis, earnings included net losses of $1.0 million and net gains of $9.0 million and $30.0 million for 2023, 2022 and 2021, respectively, for the gains or losses related to the repurchase of debt as well as financial instrument valuations, including warrants granted to Amazon.
•Pre-tax earnings were also reduced by $18.7 million, $23.3 million and $23.1 million for 2023, 2022 and 2021, respectively, for the amortization of customer incentives given to Amazon in the form of warrants.
•Pre-tax earnings from continuing operations included net losses of $37.0 million and gains of $20.0 million and $17.8 million for 2023, 2022 and 2021, respectively, for settlement charges and non-service components of retiree benefit plans.
•Pre-tax earnings included losses of $4.7 million, $7.6 million and $2.6 million for 2023, 2022 and 2021, respectively, and our share of joint venture results, including engineering costs for the development of an aircraft modification for the Airbus A321.
•Pre-tax earnings for 2023 and 2021 included charges of $0.9 million and $6.5 million to write off debt issuance costs in conjunction with the repayment of convertible debt and term loans, respectively.
•During 2021, we recognized $111.7 million of government grants from the CARES Act, PSP Extension Law and the American Rescue Plan that did not repeat.
•Pre-tax earnings for 2023 and 2022 included losses of $0.1 million and $1.0 million, respectively, net of related insurance recoveries for the costs of employee coverage, property damage, clean-up and repairs which occurred as a direct result of a foam release after a hangar's fire suppression system malfunctioned.

After removing the effects of these items, adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure (a definition and reconciliation of adjusted pre-tax earnings from continuing operations follows), were $146.7 million for 2023 compared to $263.3 million for 2022 and $173.9 million for 2021.
Adjusted pre-tax earnings from continuing operations declined by 44.3% for 2023 compared to 2022 due to higher interest expenses, lower Boeing 767-200 activity, an unfavorable mix of passenger flying revenue, less delivery network flying and lower ground services revenue compared to the previous year. Adjusted pre-tax earnings from continuing operations improved by 51.4% for 2022 compared to 2021 driven by increased revenues from additional aircraft leases and ACMI Services revenues.
A summary of our revenues and pre-tax earnings from continuing operations and adjusted pre-tax earnings from continuing operations is shown below (in thousands):

	Years Ending December 31
	2023	2022	2021
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$476,487	$454,804	$390,327
Lease incentive amortization	(15,449)	(20,118)	(20,040)
Total CAM	461,038	434,686	370,287
ACMI Services	1,399,764	1,404,348	1,185,128
Other Activities	446,506	430,326	375,571
Total Revenues	2,307,308	2,269,360	1,930,986
Eliminate internal revenues	(236,697)	(223,891)	(196,704)
Customer Revenues	$2,070,611	$2,045,469	$1,734,282

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$109,415	$143,008	$106,161
ACMI Services, inclusive of government grants and interest expense	32,006	95,198	158,733
Other Activities	(11,165)	2,579	112
Net unallocated interest expense	(2,362)	(1,748)	(2,525)
Net financial instrument re-measurement (loss) gain	(962)	9,022	29,979
Settlements and other non-service components of retiree benefits costs, net	(37,017)	20,046	17,827
Loss from non-consolidated affiliate	(4,740)	(7,607)	(2,577)
Debt issuance costs	(936)	—	(6,505)
Pre-Tax Earnings from Continuing Operations	84,239	260,498	301,205
Add settlements and other non-service components of retiree benefit costs, net	37,017	(20,046)	(17,827)
Less government grants	—	—	(111,673)
Add loss for non-consolidated affiliates	4,740	7,607	2,577
Add customer incentive amortization	18,689	23,263	23,094
Add net loss (gain) on financial instruments	962	(9,022)	(29,979)
Add net charges for hangar foam incident	97	978	—
Add debt issuance costs	936	—	6,505
Adjusted Pre-Tax Earnings from Continuing Operations (non-GAAP)	$146,680	$263,278	$173,902
We define adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure, as pre-tax earnings from continuing operations excluding the impact of the following items: (i) pension settlement charges and other non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments including warrants issued to Amazon and, during 2022, gains from the repurchase of unsecured notes; (iii) customer lease incentive amortization; (iv) the charge-off of debt issuance costs associated with the repurchase of debt: (v) the results of non-consolidated joint ventures, and (vi) charges related to the discharge of a fire suppression system in the Company's aircraft hangar, net of related insurance recoveries. We exclude these items from adjusted pre-tax earnings from continuing operations because they are distinctly different in their predictability or not closely related to our ongoing operating activities. We also excluded the recognition of government grants from adjusted pre-tax earnings from continuing operations to improve comparability between periods. Management uses adjusted pre-tax earnings from continuing operations to compare the performance of core operating results between periods. Presenting this measure provides investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted results should not be considered in isolation or as a substitute for analysis of our results as reported in accordance with GAAP.
Our earnings for the reported periods were impacted by the fair value re-measurement of the Amazon warrants classified in liabilities at the end of each reporting period, customer incentive amortization and the related income tax effects. The fair value of the warrants issued or issuable to Amazon was recorded as a customer incentive asset and are amortized against revenues over the duration of the aircraft leases. Our accounting for the warrants issued to Amazon has been determined in accordance with the financial reporting guidance for financial instruments. For additional information about the warrants issued to Amazon, see the accompanying notes to the financial statements.
Aircraft Fleet Summary
Our fleet of cargo and passenger aircraft is summarized in the following table as of December 31, 2023, 2022 and 2021. Our CAM-owned operating aircraft fleet has increased by three aircraft since the end of 2021, driven by customer demand for the Boeing 767-300 converted freighter. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At December 31, 2023, we owned 14 Boeing 767-300 aircraft, six Airbus A321-200 aircraft and three Airbus A330 aircraft that were either already undergoing or awaiting induction into the freighter conversion process. As of December 31, 2023, we also owned three Boeing 767-300 freighter aircraft and one Boeing 767-200 freighter aircraft staging for future lease.
Aircraft fleet activity during 2023 is listed below:
•CAM completed the modification of ten Boeing 767-300 freighter aircraft purchased in 2022. The aircraft are leased to external customers under multi-year leases. One of the aircraft is being operated by ABX for the customer.
•CAM completed the modification of three Airbus A321-200 freighter aircraft purchased in 2022. The aircraft are leased to external customers under multi-year leases.
•CAM purchased eleven Boeing 767-300 passenger aircraft. Two of these aircraft were sold. The remaining nine are expected to be converted into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2024 and 2025.
•CAM purchased two Airbus A321-200 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2024.
•CAM purchased three Airbus A330 passenger aircraft for the purpose of converting the passenger aircraft into a standard freighter configuration. These aircraft are expected to be leased to external customers during 2024 and 2025.
•External customers returned ten Boeing 767-200 freighter aircraft to CAM. One of these aircraft is being staged for future deployment. Three of these aircraft were sold along with two Boeing 767-200 freighter aircraft returned in previous years. The six remaining aircraft have currently been removed from service and they or their parts and engines will be used to support the fleet, re-leased to customers or possibly sold.
•External customers returned three Boeing 767-300 freighter aircraft to CAM. All three of these aircraft are being staged for future deployment.
•CAM sold one Boeing 767-300 freighter aircraft to an external customer.
•ATI began to operate three customer-provided Boeing 767-300 freighter aircraft.

	2023			2022			2021
	ACMI Services	CAM	Total	ACMI Services	CAM	Total	ACMI Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	4	16	20	4	26	30	5	26	31
Boeing 767-200 Passenger	2	—	2	2	—	2	2	—	2
Boeing 767-300 Freighter	2	71	73	2	65	67	2	59	61
Boeing 767-300 Passenger	5	—	5	5	—	5	6	—	6
Boeing 777-200 Passenger	3	—	3	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4	4	—	4
Airbus A321-200 Freighter	—	3	3	—	—	—	—	—	—
Total	20	90	110	20	91	111	22	85	107
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1	1	—	1
Boeing 767-300 Passenger	3	—	3	3	—	3	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2	2	—	2
Boeing 767-300 Freighter	14	—	14	11	—	11	4	—	4
Total	20	—	20	17	—	17	10	—	10
Other aircraft
Owned
Boeing 767-300 under or awaiting modification	—	14	14	—	15	15	—	12	12
Airbus A321-200 under or awaiting modification	—	6	6	—	7	7	—	1	1
Airbus A330 under or awaiting modification	—	3	3	—	—	—	—	—	—
Boeing 767 available for lease	—	4	4	—	—	—	—	1	1
As of December 31, 2023, ABX, ATI and OAI were leasing 20 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 16 externally leased Boeing 767-200 freighter aircraft, seven were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX and eight were leased to other external customers. Of the 71 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ATI, ten were leased to DHL and operated by ABX, two were leased to DHL and were being operated by a DHL-affiliated airline and 29 were leased to other external customers. The carrying values of the total in-service fleet as of December 31, 2023, 2022 and 2021 were $1,898.7 million, $1,741.7 million and $1,693.0 million, respectively. The carrying value of the Boeing 767's available for lease was $52.5 million as of December 31, 2023.
2023 Compared to 2022
CAM
As of December 31, 2023 and 2022, CAM had 90 and 91 aircraft under lease to external customers, respectively. CAM's revenues grew by $26.4 million during 2023 compared to 2022. Revenues from external customers totaled $354.0 million and $317.2 million for 2023 and 2022, respectively. CAM's revenues from the Company's airlines totaled $107.0 million during 2023, compared to $117.5 million for 2022. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $21.7 million in 2023 compared to 2022, as a result of new aircraft leases in 2023. Revenues increased during 2023 for new Boeing 767-300 aircraft leases which have higher lease rates than Boeing 767-200 aircraft. During 2023, CAM added ten Boeing 767-300 freighter aircraft and three Airbus A321-200 freighter aircraft to its portfolio of in-service aircraft and placed all 13 of these aircraft with external customers under long-term leases. During that same time period, ten Boeing 767-200 freighter aircraft and three Boeing 767-300 freighter aircraft were returned from lease. CAM also sold one Boeing 767-300 freighter aircraft to the external customer at the end of its lease. CAM's revenues from its 767-200 engine power program have decreased $14.3 million during 2023 compared to the prior year due primarily to the reduction in leased 767-200 aircraft.
CAM's pre-tax earnings, inclusive of internally allocated interest expense, were $109.4 million and $143.0 million during 2023 and 2022, respectively. Reduced pre-tax earnings include $17.3 million more of internally allocated interest expense due to higher company-wide interest expense during 2023 compared to 2022. Additionally, depreciation expense increased $11.9 million for 2023 due primarily to the addition of 16 Boeing aircraft and three Airbus A321-200 aircraft since the beginning of 2022. In addition to lower Boeing 767-200 engine power revenues for 2023 compared to 2022, pre-tax earnings reflects one less aircraft, netting additional Boeing 767-300 and Airbus A321-200 leases with the returns of Boeing 767-200 and Boeing 767-300 leased aircraft and a Boeing 767-300 freighter sold in 2023.
CAM's future operating results will depend on a number of factors including the continued demand from lessees for mid-sized widebody freighters, our ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers, the lease rates under which aircraft are redeployed or renewed. Our CAM fleet projections for 2024 are described below by aircraft type:
•CAM plans to remove nine Boeing 767-200's from service during 2024 and retire most of these aircraft for a combination of parts to support the remaining fleet and parts for sales.
•In addition to three Boeing 767-300 freight aircraft available for lease and 14 Boeing 767-300 aircraft subject to freighter modification as of December 31, 2023, CAM has commitments to purchase four more Boeing 767-300 passenger aircraft during 2024 for freighter modification. CAM plans to complete the modification for nine Boeing 767-300 aircraft during 2024. CAM currently has inter-ATSG assignments or external customer commitments to execute five aircraft leases for Boeing 767-300 freighter aircraft during 2024. The other seven aircraft are being marketed for lease during 2024. During 2024, CAM has three Boeing 767-300 aircraft leases scheduled to expire.
•CAM expects to complete the freighter modification of the six Airbus A321 aircraft that were subject to freighter modification as of December 31, 2023. CAM is currently marketing these six for lease to external customers for leases to begin in 2024. CAM does not have commitments to acquire more Airbus A321 aircraft at this time. Aviation regulators in Europe recently certified the design of the modified Airbus A321 that CAM utilizes to convert the passenger aircraft to a freighter via its joint venture. The U.S. FAA and the Civil Aviation Administration of China previously certified the design of the modified Airbus A321 that CAM utilizes to convert the aircraft.
•In addition to the three Airbus A330 aircraft that CAM owned at December 31, 2023, CAM is scheduled to purchase five more Airbus A330 passenger aircraft during 2024. CAM expects to complete the freighter modification for two of these Airbus A330 aircraft during 2024 and they are being marketed for lease.
CAM's future operating results will also depend on revenues from the utilization of the engines that power our Boeing 767-200 aircraft, depreciation expense for newly modified aircraft as an aircraft reaches service condition, the sale price of aircraft which could be sold, interest expense and other factors. Further, certain airline customers serving international routes have recently experienced a weakness in demand from the large integrators and markets they serve. This could lead to a disruption in our expected revenues and cash remittances from one or more customers. CAM's pre-tax earnings is subject changes from market interest rates and our level of debt. Changed market conditions could affect the demand for modified aircraft or the projected returns on our fleet expansion from the outcomes currently expected, and management may take additional actions such as the further deferral or cancellation of planned growth investments or the divestiture of certain aircraft.
ACMI Services
Total revenues from ACMI Services decreased $4.6 million, during 2023 which is less than a 1% decline compared with revenues for 2022. Decreased revenues for 2023 reflected one fewer aircraft in operation and a 1% decrease in overall customer block hours during 2023. During 2023, block hours flown for our customers' delivery networks remained flat compared to 2022 due to a mix of routes that included more U.S. domestic block hours and fewer inter-continental block hours compared to 2022. Block hours for passenger services during 2023, including operation of Boeing 757 combi aircraft, decreased 4% compared to 2022. Block hours for passenger services declined sharply in the fourth quarter of 2023, down 12% compared to the fourth quarter of 2022 due to fewer flights for the DoD. As of December 31, 2023 and 2022, ACMI Services included 88 and 89 in-service aircraft, respectively.
ACMI Services had pre-tax earnings of $32.0 million during 2023, compared to $95.2 million for 2022 inclusive of internally allocated interest expense. The decline in earnings during 2023 reflects the change in our revenue mix, the reduction in passenger flying, more flight delays, continued inflation on employee costs and travel expenses compared to 2022. As noted above, we experienced a lower mix of international flying for express networks customers and lower passenger revenues, both of which are generally priced at higher margins than domestic express network operations. During 2023, travel expenses, primarily to position flight crews and in some situations accommodate passengers, increased 17% per block hour compared to 2022. ACMI Services was also impacted by additional internally allocated interest expense of $7.6 million for 2023 compared to 2022 due to higher interest rates and debt balances in 2023.
Due to the nature of airline operations, a large portion of the cost structure of ACMI Services is relatively fixed and does not vary with near term revenue levels. Maintaining profitability in ACMI Services will depend on a number of factors, including revenue levels from our primary customers. Geopolitical tensions can impact our operations, reducing the number of flights that we operate for the DoD and other customers. ACMI Services profitability will depend on the impact of inflation on operating expenses, customer billing rates, customer flight schedules, crewmember productivity and pay, employee attrition, employee benefits, aircraft maintenance schedules and the number of aircraft we operate. Recruiting, training and retaining employees and contractors are important factors to our success. If we experience a shortage of qualified employees, ACMI Services' financial results could be detrimentally impacted.
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
External customer revenues from all other activities decreased $7.1 million in 2023 compared to 2022. Revenues during 2023 decreased for ground services due to the discontinuation of a package sorting hub in late 2022 that we operated for a customer. Pre-tax earnings from other activities decreased by $13.7 million to a pretax loss of $11.2 million in 2023. The decrease in 2023 earnings reflect lower revenues from ground services; increased intercompany profit eliminations for aircraft maintenance, additional costs of aircraft parts and inventory adjustments; aircraft maintenance contract asset and contract liability adjustments and additional administrative costs.
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $19.0 million or 3% during 2023 compared to 2022. While the number of total employees at the end of 2023 was less compared to 2022 the related expenses have been impacted by higher wage rates, more pilots and benefit costs, higher employee attrition rates and more overtime pay. Inflationary pressures and employee attrition may continue to impact wages in the future.
Depreciation and amortization expense increased $11.9 million during 2023 compared to 2022. The increase reflects incremental depreciation for 19 aircraft added to our owned fleet over the last two years. Increased depreciation from newly converted aircraft was partially offset by lower depreciation for our fleet of Boeing 767-200 aircraft. Since the beginning of 2023, airframes for eight Boeing 767-200 aircraft have become fully depreciated. We expect depreciation expense to continue to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.

Maintenance, materials and repairs expense increased by $50.6 million during 2023 compared to 2022. This expense line includes the cost of materials and repairs to maintain aircraft and engines, as well as similar costs for providing maintenance services to customers. The increase reflects an increase in scheduled airframe maintenance and part repairs. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.
Fuel expense increased by $3.0 million during 2023 compared to 2022. Fuel expense includes the cost of fuel to operate DoD charters, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel sales. The small increase in fuel expense is due to an increase in the cost of fuel sold to third parties, offset in part by a decrease in block hours flown for passenger services.
Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services. Contracted ground and aviation services decreased $2.8 million during 2023 compared to 2022. Contracted ground and aviation services vary with the level of passenger airline operations. The decreases for the year correspond to decreased flying volume.
Travel expense increased by $16.6 million during 2023 compared to 2022. In addition to the increased number of crewmember and flying volumes, travel expense increased in 2023 due to significantly higher airfares and hotel rates compared to 2022.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $0.9 million during 2023 compared to 2022, driven by higher airport fees.
Rent expense increased by $1.3 million during 2023 compared to 2022 due to additional aircraft engines and facility locations under lease.
Other operating expenses increased by $10.1 million during 2023 compared to 2022. Other operating expenses for 2023 include increases for professional fees, utilities, commission expense to our CRAF team for DoD revenues, flight expenses due to additional airline activity and net expenses due to the returns and retirements of aircraft compared to 2022.
Non Operating Income, Adjustments and Expenses
Interest expense increased by $25.8 million during 2023 compared to 2022. Debt balances and interest rates under our Senior Credit Agreement increased year over year. Additionally, during August 2023 we issued the 2023 Convertible Notes bearing interest at 3.875%, proceeds from which were used in part to replace $204.5 million of convertible notes bearing 1.125% which were set to mature in 2024. We expect interest expense to increase in future periods due to increases in our revolver balances as we expand CAM's fleet and increased interest rates that float with prevailing SOFR under our Senior Credit Agreement.
We recorded unrealized pre-tax losses on financial instrument re-measurements of $1.0 million during 2023, compared to pre-tax gains of $9.0 million for 2022. The gains and losses include re-valuing, as of December 31, 2023 and 2022, the stock warrants and ATSG stock sale option granted to Amazon and interest rate swaps that we hold. Generally, the warrant values increase or decrease with corresponding increases or decreases in the ATSG common stock price during the measurement period. Additionally, the value of warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the probability of warrants vesting and the sales option exercise price being above the traded ATSG price results in higher liabilities and losses. During 2023, ATSG repurchased $204.5 million of par value of the 2017 Convertible Notes in the open market resulting in a net pre-tax gain of $1.3 million, net of fees which was recorded under net gain on financial instruments on the income statement during the corresponding period. Also, during 2022, ATSG repurchased $120.0 million of par value of the Senior Notes in the open market resulting in a net pre-tax gain of $4.5 million, net of fees which was recorded under net gain on financial instruments on the income statement during the corresponding period.
During 2023, ATSG recorded a pre-tax charge of $0.9 million to write-off debt issuance costs for the repurchase of a portion of our 2017 Convertible Notes.
Settlement charges and non-service component losses related to retiree benefit plans totaled pre-tax losses of $37.0 million for 2023, compared to non-service component pre-tax gains of $20.0 million for 2022. Charges for 2023 include pre-tax charges of $24.1 million due to pension settlement transactions related to certain participants of a pension plan funded by the Company. For additional information about the settlement transactions, see Note I of the accompanying consolidated financial statements. The non service component gain and losses of retiree benefits and settlement charges are determined by actuaries. The non service component gain and losses of retiree benefits include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.
Income tax expense from earnings from continuing operations decreased $39.6 million for 2023 compared to 2022. The effective tax rate before including the warrant revaluations, incentive amortization and the other adjustments for adjusted pre-tax earnings from continuing operations (see adjustments in the pre-tax earnings table above) was 26% for 2023 compared to 24.5% for 2022. The effective tax rate increased due to an increase in non-deductible items including the reinstatement of limitations on the deductible amount of business meals and per diem in 2023. For 2022, business meals and per diem were 100% deductible, in part, to help boost the restaurant industry as part of the Consolidated Appropriations Act of 2021. The increase also included the effects of the change in the timing of pension contributions and the effects of the early retirements of key employees.
As of December 31, 2023, we had operating loss carryforwards for U.S. federal income tax purposes of approximately $173.3 million which do not expire but the use of which is limited to 80% of taxable income in any given year. We expect to utilize the loss carryforwards to offset most of our federal income tax liabilities through 2025. We are required to pay certain federal minimum taxes and certain state and local income taxes before then. Our taxable income earned from international flights is primarily sourced to the United States under international aviation agreements and treaties. When we operate in countries without such agreements, we could incur additional foreign income taxes. Aircraft leasing income earned by our Ireland-based subsidiary is taxed under Ireland's tax jurisdiction.
The effective rate can be impacted by a number of factors, including the continued impact of the apportionment of income among taxing jurisdictions, deductibility limitations for meals, employee compensation and per diem expenses and our leasing efforts in our Ireland-based subsidiary. We estimate that our effective tax rate for 2024, for adjusted pre-tax earnings, will be approximately 26%. We paid income taxes of $6.8 million in 2023. Based on our net operating loss carryforwards and current projections, we estimate to pay federal and state income taxes in 2024 similar to amounts paid in 2023.
Discontinued Operations
The financial results of discontinued operations primarily reflect workers' compensation cost adjustments and other benefits for former employees previously associated with ABX's former hub operations pursuant to which ABX performed package sorting services for DHL. Pre-tax earnings related to the former sorting operations were $0.7 million for 2023 compared to $2.8 million for 2022. Pre-tax earnings during 2023 and 2022 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

2022 Compared to 2021
COVID-19
During 2020 and 2021, our passenger flight operations were impacted by the COVID-19 pandemic primarily as a result of certain international airport closures, flight cancellations and increased expenses. Our airlines received federal government funding pursuant to payroll support programs as described in Note H of the accompanying consolidated financial statements. Vendors that convert our aircraft into freighters experienced supply chain disruptions resulting in the delay of aircraft conversions. While the pandemic made network operations more difficult to maintain, it did not have a significant adverse financial impact on our airline operations for customers' freight networks. We did not experienced a wide-spread outbreak at any of our employee locations.
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
In October 2021, CAM began to offer engine power coverage to lessees of CAM's General Electric powered Boeing 767-200 aircraft. Under this service, CAM is responsible for providing and maintaining engines for its lease customers as needed through a pool of engines. Revenues from external customers increased $17.3 million during 2022 for this service. CAM's revenues and earnings from this service are dependent upon multiple factors including the cycles operated, the number of maintenance overhauls and the severity of unscheduled maintenance events.
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
Other Activities
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
Expenses from Continuing Operations
Salaries, wages and benefits expense increased $75.7 million or 13% during 2022 compared to 2021. While the number of total employees was relatively flat compared to the previous year, salaries and wages have been impacted by higher wage rates, including more pilots, more benefit costs, and higher overtime pay.
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
Travel expense increased by $25.4 million during 2022 compared to 2021. In addition to the increased number of crewmembers and flying volumes, travel expense increased in 2022 due to significantly higher airfares and hotel rates compared to 2021.
Landing and ramp expense, which includes the cost of deicing chemicals, increased by $2.3 million during 2022 compared to 2021, driven by increased block hours and higher airport fees.
Rent expense increased by $6.7 million during 2022 compared to 2021 due to additional aircraft engines and facility locations under lease.
Insurance expense decreased by $2.9 million during 2022 compared to 2021 due to the management of deductible levels, excess coverage policies and self-insurance initiatives.
Other operating expenses increased by $13.5 million during 2022 compared to 2021. Other operating expenses for 2022 include increases for professional fees, employee training, utilities, commission expense to our CRAF team for DoD revenues and flight expenses due to additional airline activity compared to 2021.
Operating results included a pre-tax expense credit of $111.7 million during 2021 to recognize grants received from the U.S. government under the CARES Act, PSP Extension Law and the American Rescue Plan. For additional information about these grants, see Note H of the accompanying consolidated financial statements.
Non-Operating Income, Adjustments and Expenses
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
During the second quarter of 2022, we repurchased $120.0 million of the Senior Notes par value in the open market resulting in a net pre-tax gain of $4.5 million, net of fees, which was recorded under net gain on financial instruments on the income statement during the corresponding period. We recorded unrealized pre-tax gains on financial instrument re-measurements of $9.0 million during 2022, compared to $30.0 million for 2021. The gains are primarily the result of re-valuing, as of December 31, 2021, the stock warrants granted to Amazon and interest rate swaps we hold. In December 2021, most of the outstanding warrants were reclassified from liabilities to paid in capital and are no longer subject to periodic reevaluation. (See Note C to the consolidated financial statements included in this Form 10-K for additional information about the Amazon warrants.)
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
Income tax expense from earnings from continuing operations decreased $8.2 million for 2022 compared to 2021. The effective tax rate before including the warrant revaluations, incentive amortization and the other adjustments for adjusted pre-tax earnings from continuing operations (see adjustments in the pre-tax earnings table above) was 24.5% for 2022 compared to 25% for 2021.

Discontinued Operations
Pre-tax earnings related to the former sorting operations were $2.8 million for 2022 compared to $3.2 million for 2021. Pre-tax earnings during 2022 and 2021 were a result of reductions in self-insurance reserves for former employee claims and pension credits.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Net cash generated from operating activities totaled $654.1 million, $472.1 million and $583.6 million in 2023, 2022 and 2021, respectively. The increase in operating cash flows for 2023 compared to 2022 was driven by faster payments from customers and lower customer accounts receivable balances. The decline in operating cash flows for 2022 compared to 2021 reflects lower grant funds and larger customer receivables balances. Operating cash flows for 2021 includes the receipt of $83.0 of grant funds from the CARES Act, PSP Extension Law and the American Rescue Plan. Cash outlays for pension contributions were $1.3 million, $1.3 million and $1.7 million in 2023, 2022 and 2021, respectively.
Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $793.4 million, $599.4 million and $504.7 million in 2023, 2022 and 2021, respectively. Capital expenditures in 2023 included $574.0 million for the acquisition of eleven Boeing 767-300 aircraft, two Airbus A321-200 aircraft, three Airbus A330 aircraft and freighter modification costs; $206.4 million for required heavy maintenance; and $13.0 million for other equipment. Capital expenditures in 2022 included $412.6 million for the acquisition of eight Boeing 767-300 aircraft, six Airbus A321-200 aircraft and freighter modification costs; $173.8 million for required heavy maintenance; and $13.0 million for other equipment. Capital expenditures in 2021 included $321.6 million for the acquisition of 15 Boeing 767-300 aircraft, one Airbus A321-200 aircraft and freighter modification costs; $171.6 million for required heavy maintenance; and $11.5 million for other equipment.
Cash proceeds of $29.1 million, $15.9 million and $19.4 million were received in 2023, 2022 and 2021, respectively, for the sale of aircraft engines and airframes.
During 2023, 2022 and 2021, we spent $1.6 million, $16.5 million and $2.2 million, respectively to invest in joint ventures. Our joint-venture with Precision Aircraft Solutions, LLC, developed a passenger-to-freighter conversion program for Airbus A321-200 aircraft and our joint venture with GA Telesis Engine Services, LLC provides engine tear-down services to harvest and sell engine parts.
Net cash provided by financing activities was $138.3 million and $85.6 million in 2023 and 2022, respectively, and net cash used in financing activities was $66.3 million in 2021 as further detailed below.
In August 2023 we issued $400.0 million of unsecured convertible notes (for additional information about these notes see 2023 Convertible Notes in footnote F). We used $203.2 million of the proceeds to repurchase $204.5 million of the principal value of the 2017 Convertible Notes. Additionally, we used $118.5 million of the proceeds from the 2023 Convertible Notes to repurchase 5.4 million shares of ATSG common stock concurrently with the offering of the convertible notes. The Company used the remainder of the net proceeds from the offering to satisfy fees and expenses associated with the offering, to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes.
During 2023, we made debt principal payments of $225.6 million and we drew $335.0 million from the revolving credit facility under the Senior Credit Agreement and other financing arrangements. During 2022, we made debt principal payments of $365.6 million, we drew $625.0 million from the revolving credit facility and we paid $115.2 million to retire Senior Notes. Financing activities in 2023 included $90.7 million to repurchase shares of ATSG common stock in addition to the shares noted above. During 2022, we used $53.9 million to repurchase shares of ATSG common stock.
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
Commitments
The table below summarizes our contractual obligations and commercial commitments (in thousands) as of December 31, 2023.

	Payments Due By Year
Contractual Obligations	Total	2024	2025 and 2026	2027 and 2028	2029 and after
Debt obligations, including interest payments	$2,160,199	$147,444	$185,465	$1,411,208	$416,082
Facility leases	33,935	9,162	11,379	7,687	5,707
Aircraft and modification obligations	546,116	205,657	340,459	—	—
Aircraft and other leases	26,134	12,767	12,999	368	—
Total contractual cash obligations	$2,766,384	$375,030	$550,302	$1,419,263	$421,789
Debt
We have obligations for interest and principal payments associated with our debt. As of December 31, 2023, at current interest rates, future interest payments associated with our debt were $92.6 million in 2024, $92.1 million in 2025, $92.1 million in 2026, $81.9 million in 2027, $17.9 million in 2028, and $10.2 million thereafter. Additional debt or lower EBITDA may result in higher interest rates. See Note F of the accompanying consolidated financial statements for additional information about the timing of expected and future principal debt payments.
Leases
ATSG and its subsidiaries enter into leases for property, aircraft, engines and other types of equipment in the normal course of business. See Note H to the accompanying consolidated financial statements for further detail.
Aircraft purchase and modifications
We expect to increase the size of CAM's fleet in 2024 and beyond through the purchase and modification of additional aircraft. The modification primarily consists of the installation of a standard cargo door and loading system. The Company outsources a significant portion of the aircraft freighter modification process to non-affiliated third parties. In addition to the aircraft purchase commitments, we are required to make cash deposits for conversion slots. See Note H to the accompanying consolidated financial statements for further details.
We provide defined benefit pension plans to certain employee groups. The table above does not include cash contributions for pension funding, due to the absence of scheduled maturities. The timing of pension and post-retirement healthcare payments cannot be reasonably determined, except for $1.4 million expected to be funded in 2024. For additional information about our pension obligations, see Note I of the accompanying consolidated financial statements.
Liquidity
At December 31, 2023, we had $53.6 million of cash balances and $358.5 million available from the unused portion of the revolving credit facility under the Senior Credit Agreement as described in Note F of the accompanying consolidated financial statements. We expect our operations to continue to generate significant net cash in-flows after deducting required spending of approximately $165 million for heavy maintenance and other sustaining capital expenditures. We estimate that capital expenditures for aircraft purchases and freighter modifications to expand our fleet will total approximately $245 million for 2024. We believe that our current cash balance, forecasted cash flows provided from customer leases and operating agreements, combined with the Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months. See Note F of the accompanying consolidated financial statements for additional information regarding our credit facilities and outstanding debt obligations.

Continued disruptions in the global supplies chain and labor shortages may delay aircraft modification projects, pushing contractual obligations into later periods and could decrease the projected amount of capital expenditures.

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
Based on our analysis, the individual fair values of each reporting unit having goodwill exceeded their respective carrying values as of December 31, 2023. We have used the assistance of an independent business valuation firm in estimating an expected market rate of return, and in the development of a market approach for CAM and OAI separately, using multiples of EBITDA and revenues from comparable publicly traded companies. Our key assumptions used for CAM's goodwill testing include uncertainties, including the level of demand for cargo aircraft by shippers, the DoD and freight forwarders and CAM's ability to lease aircraft and the lease rates that will be realized. The demand for customer airlift is projected based on input from customers, management's interface with customer planning personnel and aircraft utilization trends. Our key assumptions used for OAI's goodwill testing include the number of aircraft that OAI will operate, the amount of revenues that the aircraft will generate, the number of flight crews and the cost of needed flight crews. Our key assumptions used for goodwill testing of our subsidiaries Pemco and Trifactor Solutions, LLC include the level of revenues that customers will seek and the cost of labor, parts and contract resources expected to be utilized. Certain events or changes in circumstances could negatively impact our key assumptions. Customer preferences may be impacted by changes in aviation fuel prices. Key customers, including ASI, DHL and the DoD may decide that they do not need as many aircraft as projected or may find alternative providers.
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
As of December 31, 2023, we had significant deferred tax assets including net operating loss carryforwards (“NOL CFs”) for federal income tax purposes. Based upon projections of taxable income, we determined that it was more likely than not that the NOL CFs will be realized in 2024 and beyond.
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
Our actuarial valuation includes an assumed long term rate of return on pension plan assets of 6.40% for both crewmember plans and non-crewmember plans. Our assumed rate of return is based on a targeted long term investment allocation of 30% equity securities, 65% fixed income securities and 5% cash. The actual asset allocation at December 31, 2023, was 28% equities, 71% fixed income and 1% cash. The pension trust includes $112.7 million of investments whose fair values have been estimated in the absence of readily determinable fair values. Such investments include private equity, hedge fund investments and real estate funds. Management’s estimates are based on information provided by the fund managers or general partners of those funds.
In evaluating our assumptions regarding expected long term investment returns on plan assets, we consider a number of factors, including our historical plan returns in connection with our asset allocation policies, assistance from investment consultants hired to provide oversight over our actively managed investment portfolio, and long term inflation assumptions. The selection of the expected return rate materially affects our pension costs. Our expected long term rate of return was 6.40% after analyzing expected returns on investment vehicles and considering our long term asset allocation expectations. Fluctuations in long-term interest rates can have an impact on the actual rate of return. If we were to lower our long term rate of return assumption by a hypothetical 100 basis points, expense in 2023 would be increased by approximately $5.1 million. We use a market value of assets as of the measurement date for determining pension expense.
In selecting the interest rate to discount estimated future benefit payments that have been earned to date to their net present value (defined as the projected benefit obligation), we match the plan’s benefit payment streams to high-quality bonds of similar maturities. The selection of the discount rate not only affects the reported funded status information as of December 31 (as shown in Note I to the accompanying consolidated financial statements), but also affects the succeeding year’s pension and post-retirement healthcare expense. The discount rates selected for December 31, 2023, based on the method described above, were 5.25% for crewmembers and 5.15% for non-crewmembers. If we were to lower our discount rates by a hypothetical 50 basis points, pension expense in 2023 would be increased by approximately $5.4 million.
Our mortality assumptions at December 31, 2023, reflect the most recent projections released by the Actuaries Retirement Plans Experience Committee, a committee within the Society of Actuaries, a professional association in North America. The assumed future increase in salaries and wages is not a significant estimate in determining pension costs because each defined benefit pension plan was frozen during 2009 with respect to additional benefit accruals.
Our corridor approach amortizes into earnings variances in plan assets and benefit obligations that are a result of the previous measurement assumptions when the net deferred variances exceed 10% of the greater of the market value of plan assets or the benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants. The average remaining service period to retirement is an assumption that reflects the estimated retirement date based on recent retirement data and could be subject to changes as a result of increased delayed retirements or increased early retirements. This assumption is based on the study of demographic information and actual experience. The average remaining service years was estimated to be 3.16 years and 6.37 years for crew members and non-crewmembers respectively as of December 31, 2023.
The following table illustrates the sensitivity of the aforementioned assumptions on our pension expense, pension obligation and accumulated other comprehensive income (in thousands):

	Effect of change
		December 31, 2023
Change in assumption	2023 Pension expense	Pension obligation	Accumulated other comprehensive income (pre-tax)
100 basis point decrease in rate of return	$5,078	$—	$—
50 basis point decrease in discount rate	5,379	(26,195)	26,195
Aggregate effect of all the above changes	10,457	(26,195)	26,195

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
The Company has entered into interest rate swap instruments. As a result, fluctuations in interest rates will result in the recording of unrealized gains and losses on interest rate derivatives held by the Company. The combined notional values were $200.0 million as of December 31, 2023. See Note G in the accompanying consolidated financial statements for a discussion of our accounting treatment for these hedging transactions.
As of December 31, 2023, the Company had $730.0 million of fixed interest rate debt and $1,023.0 million of variable interest rate debt outstanding. Variable interest rate debt exposes the Company to differences in future cash flows resulting from changes in market interest rates. Variable interest rate risk can be quantified by estimating the change in annual cash flows resulting from a hypothetical 50% increase in interest rates. A hypothetical 50% increase or decrease in interest rates would have resulted in a change in interest expense of approximately $21.9 million for 2023.
The convertible debt and Senior Notes issued at fixed interest rates are exposed to fluctuations in fair value resulting from changes in market interest rates. Fixed interest rate risk can be quantified by estimating the change in fair value of our long term convertible debt and Senior Note. As of December 31, 2023, increases in market interest rates contributed to an approximately $97.6 million decrease in fair value. A 50% increase in interest rates would have decreased the book value of the Company's fixed interest rate convertible debt and Senior Notes by approximately $83.9 million.
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
As of December 31, 2023, the Company's liabilities reflected certain stock warrants issued to Amazon. The fair value of the stock warrants obligation is re-measured at the end of each reporting period and marked to market. The fair value of the stock warrants is dependent on a number of factors which change, including ATSG's common stock price, the volatility of ATSG's common stock and the risk-free interest rate. See Note D in the accompanying consolidated financial statements for further information about the fair value of the stock warrants.
The Company sponsors defined benefit pension plans and post-retirement healthcare plans for certain eligible employees. The Company's related pension expense, plans' funded status, and funding requirements are sensitive to changes in interest rates. The funded status of the plans and the annual pension expense is recalculated at the beginning of each calendar year using the fair value of plan assets, market-based interest rates at that point in time, as well as assumptions for asset returns and other actuarial assumptions. Higher interest rates could result in a lower fair value of plan assets and increased pension expense in the following years. At December 31, 2023, ABX's defined benefit pension plans had total investment assets of $523.4 million under investment management. See Note I in the accompanying consolidated financial statements for further discussion of these assets.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Air Transport Services Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Air Transport Services Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Stock Warrant Obligations - Fair Value Measurements - Level 3 Liabilities - Refer to Note D to the Financial Statements
Critical Audit Matter Description
In conjunction with a lease incentive agreement entered into with a customer on December 20, 2018, the Company conditionally granted to the customer unvested warrants to purchase shares of the Company’s common stock, which vest as additional aircraft leases are executed. The warrants are reported in the financial statements at fair value as a liability. These warrants do not have a readily determinable market value and were valued at $0.5 million as of December 31, 2023, based on a pricing model using several inputs. Those inputs include significant observable and unobservable inputs.
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
February 29, 2024

We have served as the Company's auditor since 2002.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$53,555	$27,134
Accounts receivable, net of allowance of $1,065 in 2023 and $939 in 2022	215,581	301,622
Inventory	49,939	57,764
Prepaid supplies and other	26,626	31,956
TOTAL CURRENT ASSETS	345,701	418,476
Property and equipment, net	2,820,769	2,402,408
Customer incentive	60,961	79,650
Goodwill and acquired intangibles	482,427	492,642
Operating lease assets	54,060	74,070
Other assets	118,172	122,647
TOTAL ASSETS	$3,882,090	$3,589,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$227,652	$192,992
Accrued salaries, wages and benefits	56,650	56,498
Accrued expenses	10,784	12,466
Current portion of debt obligations	54,710	639
Current portion of lease obligations	20,167	23,316
Unearned revenue and grants	30,226	21,546
TOTAL CURRENT LIABILITIES	400,189	307,457
Long term debt	1,707,572	1,464,285
Stock obligations	1,729	695
Post-retirement obligations	19,368	35,334
Long term lease obligations	34,990	51,575
Other liabilities	64,292	62,861
Deferred income taxes	285,248	255,180
TOTAL LIABILITIES	2,513,388	2,177,387
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 65,240,961 and 72,327,758 shares issued and outstanding in 2023 and 2022, respectively	652	723
Additional paid-in capital	836,270	986,303
Retained earnings	589,209	528,882
Accumulated other comprehensive loss	(57,429)	(103,402)
TOTAL STOCKHOLDERS’ EQUITY	1,368,702	1,412,506
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,882,090	$3,589,893

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	December 31,
	2023	2022	2021
REVENUES	$2,070,611	$2,045,469	$1,734,282
OPERATING EXPENSES
Salaries, wages and benefits	685,940	666,950	591,280
Depreciation and amortization	342,985	331,064	308,448
Maintenance, materials and repairs	212,767	162,122	173,364
Fuel	278,528	275,512	173,600
Contracted ground and aviation services	74,273	77,026	75,724
Travel	128,584	111,989	86,601
Landing and ramp	17,486	16,583	14,244
Rent	31,703	30,437	23,695
Insurance	9,790	9,666	12,588
Other operating expenses	88,723	78,637	65,179
Government grants	—	—	(111,673)
	1,870,779	1,759,986	1,413,050
OPERATING INCOME	199,832	285,483	321,232
OTHER INCOME (EXPENSE)
Interest income	766	415	39
Settlement charges and non-service component gains of retiree benefits	(37,017)	20,046	17,827
Debt issuance costs	(936)	—	(6,505)
Net (loss) gain on financial instruments	(962)	9,022	29,979
Loss from non-consolidated affiliates	(4,740)	(7,607)	(2,577)
Interest expense	(72,704)	(46,861)	(58,790)
	(115,593)	(24,985)	(20,027)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	84,239	260,498	301,205
INCOME TAX EXPENSE	(24,491)	(64,060)	(72,225)
EARNINGS FROM CONTINUING OPERATIONS	59,748	196,438	228,980
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	579	2,143	2,440
NET EARNINGS	$60,327	$198,581	$231,420

BASIC EARNINGS PER SHARE
Continuing operations	$0.87	$2.67	$3.33
Discontinued operations	0.01	0.03	0.03
TOTAL BASIC EARNINGS PER SHARE	$0.88	$2.70	$3.36

DILUTED EARNINGS PER SHARE
Continuing operations	$0.82	2.26	$2.80
Discontinued operations	—	0.02	0.03
TOTAL DILUTED EARNINGS PER SHARE	$0.82	2.28	$2.83

WEIGHTED AVERAGE SHARES
Basic	68,641	73,611	68,853
Diluted	75,561	88,324	76,216

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	December 31,
	2023	2022	2021
NET EARNINGS	$60,327	$198,581	$231,420
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	45,487	(41,587)	16,262
Defined Benefit Post-Retirement	466	265	320
Foreign Currency Translation	20	—	(6)

TOTAL COMPREHENSIVE INCOME, net of tax	$106,300	$157,259	$247,996

See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2023	2022	2021
OPERATING ACTIVITIES:
Net earnings from continuing operations	$59,748	$196,438	$228,980
Net earnings from discontinued operations	579	2,143	2,440
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	363,528	355,848	341,849
Pension and post-retirement	18,980	2,675	7,244
Deferred income taxes	16,529	54,862	70,544
Amortization of stock-based compensation	8,516	8,342	7,386
Loss from non-consolidated affiliates	4,740	7,607	2,577
Net loss (gain) on financial instruments	962	(9,022)	(29,979)
Debt issuance costs	936	—	6,505
Changes in assets and liabilities:
Accounts receivable	79,185	(96,223)	(51,888)
Inventory and prepaid supplies	11,997	(18,981)	(3,123)
Accounts payable	58,151	6,047	30,388
Unearned revenue	10,634	(26,430)	(7,011)
Accrued expenses, salaries, wages, benefits and other liabilities	(2,382)	14,755	10,059
Pension and post-retirement balances	16,472	(24,258)	(26,884)
Other	5,506	(1,683)	(5,530)
NET CASH PROVIDED BY OPERATING ACTIVITIES	654,081	472,120	583,557
INVESTING ACTIVITIES:
Expenditures for property and equipment	(793,447)	(599,431)	(504,748)
Proceeds from property and equipment	29,118	15,913	19,427
Acquisitions and investments in businesses	(1,600)	(16,545)	(2,155)
NET CASH (USED IN) INVESTING ACTIVITIES	(765,929)	(600,063)	(487,476)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(225,639)	(365,628)	(1,900,311)
Proceeds from revolving credit facilities	335,000	625,000	1,500,600
Payments for financing costs	(10,779)	(1,803)	(3,099)
Proceeds from convertible note issuance	400,000	—	—
Repurchase of convertible notes	(203,247)	—	—
Repurchase of senior unsecured notes	—	(115,204)	—
Proceeds from bond issuance	—	—	207,400
Proceeds from issuance of warrants	—	—	131,967
Purchase of common stock	(155,349)	(53,868)	—
Withholding taxes paid for conversion of employee stock awards	(2,986)	(2,916)	(2,861)
Other financing related proceeds	1,269	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	138,269	85,581	(66,304)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,421	(42,362)	29,777
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,134	69,496	39,719
CASH AND CASH EQUIVALENTS AT END OF YEAR	$53,555	$27,134	$69,496

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$51,873	$47,194	$43,696
Federal and state income taxes paid	$6,835	$6,205	$3,431
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$41,703	$56,433	$43,479
See notes to consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number	Amount
BALANCE AT DECEMBER 31, 2020	59,560,036	$596	$855,547	$78,010	$(78,656)	$855,497
Stock-based compensation plans
Grant of restricted stock	121,339	1	(1)	—	—	—
Issuance of common shares, net of withholdings	35,163	—	(2,861)	—	—	(2,861)
Forfeited restricted stock	(2,800)	—	—	—	—	—
Conversion of warrants	14,428,445	144	131,823	—	—	131,967
Reclassification of warrant liability	—	—	82,392	—	—	82,392
Amortization of stock awards and restricted stock	—	—	7,386	—	—	7,386
Total comprehensive income	—	—	—	231,420	16,576	247,996
BALANCE AT DECEMBER 31, 2021	74,142,183	$741	$1,074,286	$309,430	$(62,080)	$1,322,377
Stock-based compensation plans
Grant of restricted stock	118,310	1	(1)	—	—	—
Issuance of common shares, net of withholdings	66,263	1	(2,917)	—	—	(2,916)
Forfeited restricted stock	(5,700)	—	—	—	—	—
Purchase of common stock	(1,993,298)	(20)	(53,848)	—	—	(53,868)
Cumulative effect in change in accounting principle	—	—	(39,559)	20,871	—	(18,688)
Amortization of stock awards and restricted stock	—	—	8,342	—	—	8,342
Total comprehensive income (loss)	—	—	—	198,581	(41,322)	157,259
BALANCE AT DECEMBER 31, 2022	72,327,758	$723	$986,303	$528,882	$(103,402)	$1,412,506
Stock-based compensation plans
Grant of restricted stock	265,361	3	(3)	—	—	—
Issuance of common shares, net of withholdings	49,619	—	(2,987)	—	—	(2,987)
Forfeited restricted stock	(16,000)	—	—	—	—	—
Purchase of common stock	(7,385,777)	(74)	(156,829)	—	—	(156,903)
Settlement of convertible note hedges and warrants	—	—	1,270	—	—	1,270
Amortization of stock awards and restricted stock	—	—	8,516	—	—	8,516
Total comprehensive income	—	—	—	60,327	45,973	106,300
BALANCE AT DECEMBER 31, 2023	65,240,961	$652	$836,270	$589,209	$(57,429)	$1,368,702

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
Cash includes restricted cash of $17.2 million as of December 31, 2023 and $1.9 million as of December 31, 2022. Restricted cash consists of customers’ deposits held in an escrow account as required by DOT regulations.

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
Inventory
The Company’s inventory is composed primarily of expendable aircraft parts and supplies used for aircraft maintenance. Inventory is generally charged to expense when issued for use on a Company aircraft. The Company values its inventory of aircraft parts and supplies at weighted-average cost and maintains a related obsolescence reserve. The Company records an obsolescence reserve on a base stock of inventory. The Company monitors the usage rates of inventory parts and segregates parts that are technologically outdated or no longer used in its fleet types. Slow moving and segregated items are actively marketed and written down to their estimated net realizable values based on market conditions.
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
Scheduled maintenance for the aircraft engines, including Boeing 777, Boeing 757 and Airbus A321 aircraft, are typically contracted to service providers on a time and material basis and the costs of those engine overhauls are capitalized and amortized over the life of the overhaul. Certain engines that power the Boeing 767 aircraft are maintained under "power by the cycle" agreements with engine maintenance providers. Under these agreements, the engines are maintained by the service provider for a fixed fee per cycle. As a result, the cost of maintenance for these engines is generally expensed as flights occur and the initial engine overhaul value is depreciated over the life of the engine. In September 2021, a power by the cycle maintenance agreement for many of the Company's Boeing 767-200 engines expired. As a result, the Company began to depreciate the remaining carrying value of these engine overhauls over the time remaining until the next overhaul. This resulted in additional depreciation expense of $2.1 million before the effects of income taxes during 2021.
Property and equipment is depreciated over an asset's estimated useful life, or if related to a lease, over the lesser of the asset’s useful life or lease term. Assets are typically depreciated on a straight-line basis except for certain engines which are depreciated based on their usage levels during the period.
Depreciable lives are summarized as follows:

Boeing 777, 767 and 757 aircraft, Airbus A321 aircraft and flight equipment	7 to 18 years
Ground equipment	2 to 10 years
Leasehold improvements, facilities and office equipment	3 to 25 years
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
Capitalized Interest
Interest costs incurred while aircraft are being modified are capitalized as an additional cost of the aircraft. Capitalized interest was $8.2 million, $3.2 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Self-Insurance
The Company is self-insured for certain workers’ compensation, employee healthcare, automobile, aircraft, and general liability claims. The Company maintains excess claim coverage with common insurance carriers to mitigate its exposure to large claim losses. The Company records a liability for reported claims and an estimate for incurred claims that have not yet been reported. Accruals for these claims are estimated utilizing historical paid claims data and recent claims trends. Other liabilities included $3.7 million and $3.9 million at December 31, 2023 and December 31, 2022, respectively, for self-insured reserves. Changes in claim severity and frequency could result in actual claims being materially different than the costs accrued.
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
For its airframe maintenance and aircraft modification contracts, the Company typically records revenue based on the estimated transaction price using the costs to costs input method. For such services, the Company estimates the earnings on a contract as the difference between the expected revenue and estimated costs to complete a contract and recognizes revenues and earnings based on the proportion of costs incurred compared to the total estimated costs. Unexpected or abnormal costs that are not reflected in the price of a contract are excluded from calculations of progress toward contract obligations. The Company's estimates consider the timing and extent of the services, including the amount and rates of labor, materials and other resources required to perform the services. These production costs are specifically planned and monitored for regulatory compliance. The expenditure of these costs closely reflects the progress made toward completion of an airframe maintenance and aircraft modification project. The Company recognizes adjustments in estimated earnings on a contract under the cumulative catch-up method in which the impact of the adjustment on estimated earnings of a contract is recognized in the period the adjustment is identified.
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
After adopting ASU 2020-06, the Company's 2017 Convertible Notes due 2024 (as defined and discussed in Note F) are reflected entirely as a liability as the embedded conversion feature is no longer separately presented within stockholders' equity, which also eliminated the non-cash discount. Accordingly, earnings no longer reflect the discount amortization expense which was $6.4 million of interest expense, net of income taxes during 2021. After giving effect for the adoption, the effective interest rate on the 2017 Convertible Notes is 1.5%.
ASU 2020-06 requires the application of the more dilutive if-converted method when calculating the impact of the 2017 Convertible Notes on earnings per diluted share. The adoption of ASU 2020-06 does not change the accounting treatment of shares to be delivered by the convertible note hedges (see Note F) purchased by the Company that are designed to offset the shares issued to settle its 2017 Convertible Notes, which are anti-dilutive and not reflected in earnings per diluted share.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. The Company is assessing the impact of this ASU and upon adoption expects that any impact would be limited to additional segment expense disclosures in the footnotes to its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective January 1, 2025. The Company is assessing the impact of this ASU and upon adoption expects to include certain additional disclosures in the footnotes to its consolidated financial statements.

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS
Goodwill reflects the excess purchase price over the estimated fair value of net assets acquired in a business acquisition. As of December 31, 2023, 2022 and 2021, the goodwill amounts for reporting units that have goodwill were separately tested for impairment. To perform the goodwill impairment test, the Company determined the fair value of the reporting units using industry market multiples and discounted cash flows utilizing a market-derived cost of capital (level 3 fair value inputs). The goodwill amounts were not impaired.

The carrying amounts of goodwill are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2021	$153,290	$234,571	$8,113	$395,974
Carrying value as of December 31, 2022	$153,290	$234,571	$8,113	$395,974
Carrying value as of December 31, 2023	$153,290	$234,571	$8,113	$395,974
The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2021	$9,000	$100,151	$109,151
Amortization	—	(12,483)	(12,483)
Carrying value as of December 31, 2022	$9,000	$87,668	$96,668
Amortization	—	(10,215)	(10,215)
Carrying value as of December 31, 2023	$9,000	$77,453	$86,453
The airline certificates have an indefinite life and therefore are not amortized. The Company amortizes finite-lived intangible assets, including customer relationship and STC intangibles, over 2 to 15 remaining years. The Company recorded intangible amortization expense of $10.2 million, $12.5 million and $11.2 million for the years ending December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense for the next five years is $10.2 million, $9.4 million, $4.5 million, $4.5 million and $4.5 million.
Stock warrants issued to a lessee (see Note C) as an incentive are recorded as a lease incentive asset using their fair value at the time that the lessee has met its performance obligations and amortized against revenues over the duration of related aircraft leases. The Company's lease incentive granted to the lessee was as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2021	$102,913
Amortization	(23,263)
Carrying value as of December 31, 2022	$79,650
Amortization	(18,689)
Carrying value as of December 31, 2023	$60,961
The lease incentive began to amortize in April 2016 with the commencement of certain aircraft leases. As of December 31, 2023, based on the warrants granted to date, the Company expects to record amortization, as a reduction to the lease revenue, of $15.7 million, $15.8 million, $12.8 million, $6.7 million and $4.4 million for each of the next five years ending December 31, 2028.
The Company has a 49% ownership in a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. In April 2022, the Company acquired a 40% ownership interest in the joint-venture company GA Telesis Engine Services, LLC to provide engine tear-down services to harvest and sell engine parts. The Company accounts for its investment in these joint ventures under the equity method of accounting, in which the carrying value of each investment is reduced for the Company's share of the non-consolidated affiliates' operating results.
During the 2022 and 2021 years, we contributed $14.9 million and $2.5 million to 321 Precision Conversions, LLC, respectively. The Company also contributed $1.6 million and $1.6 million to GA Telesis Engines Services, LLC during 2023 and 2022, respectively.

The carrying value of the joint ventures totaled $22.7 million and $18.9 million at December 31, 2023 and 2022, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS
Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Customer	Percentage of Revenue
DoD	30%	30%	26%
Amazon	34%	34%	35%
DHL	12%	12%	12%
The accounts receivable from the Company's three largest customers as of December 31, 2023 and 2022 are as follows (in thousands):

	Year Ending December 31,
	2023	2022
Customer	Accounts Receivable
DoD	$56,848	$125,156
Amazon	74,509	86,607
DHL	8,040	19,644
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
DHL
The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate crew, maintenance and insurance (“CMI”) agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of December 31, 2023, the Company leased 13 Boeing 767 freighter aircraft to DHL composed of one Boeing 767-200 aircraft and twelve Boeing 767-300 aircraft, with expirations between 2024 and 2029. Further, beginning in third quarter of 2022, the Company began to operate four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August 2027.

Amazon
The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for ASI, successor to Amazon.com Services, Inc., a subsidiary of Amazon.com, Inc. ("Amazon") since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by the Company's subsidiary LGSTX Services, Inc. ("LGSTX"). As of December 31, 2023, the Company leased 37 Boeing 767 freighter aircraft to ASI with lease expirations between 2024 and 2031.
Amazon Investment Agreement
In conjunction with the execution of the ATSA, the Company and Amazon entered into an Investment Agreement (the "2016 Investment Agreement") and a Stockholders Agreement on March 8, 2016. The 2016 Investment Agreement called for the Company to issue warrants in three tranches granting Amazon the right to acquire up to 19.9% of the Company’s outstanding common shares as described below. The first tranche of warrants, issued upon the execution of the 2016 Investment Agreement and all of which are now fully vested, granted Amazon the right to purchase approximately 12.81 million ATSG common shares, with the first 7.69 million common shares vesting upon issuance on March 8, 2016, and the remaining 5.12 million common shares vesting as the Company delivered additional aircraft leased under the ATSA. The second tranche of warrants, which were issued and vested on March 8, 2018, granted Amazon the right to purchase approximately 1.59 million ATSG common shares. The third tranche of warrants vested on September 8, 2020, and granted Amazon the right to purchase an additional 0.5 million ATSG common shares to bring Amazon’s ownership, after the exercise in full of the three tranches of warrants, to 19.9% of the Company’s pre-transaction outstanding common shares measured on a GAAP-diluted basis, adjusted for share issuances and repurchases by the Company following the date of the 2016 Investment Agreement and after giving effect to the warrants granted. The exercise price of the 14.9 million warrants issued under the 2016 Investment Agreement was $9.73 per share, which represents the closing price of ATSG’s common shares on February 9, 2016. Each of the three tranches of warrants were exercisable in accordance with their terms through March 8, 2021 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date).
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
On December 22, 2018, the Company announced agreements with Amazon to 1) lease and operate ten additional Boeing 767-300 aircraft for ASI, 2) extend the term of the 12 Boeing 767-200 aircraft currently leased to ASI by two years to 2023 with an option for three more years, 3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years, and 4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all ten of the 767-300 aircraft in 2020. In conjunction with the commitment for ten additional 767 aircraft leases, extensions of twenty existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into another Investment Agreement on December 20, 2018. Pursuant to the 2018 Investment Agreement, Amazon was issued warrants for 14.8 million common shares. This group of warrants will expire if not exercised within seven years from their issuance date, in December 2025 (subject to extension if regulatory approvals, exemptions, authorizations, consents or clearances have not been obtained by such date). The warrants have an exercise price of $21.53 per share.
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
Issued and outstanding warrants are summarized below as of December 31, 2023:

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
The Company resumed repurchases of its own shares during October 2022 in conjunction with the expiration of certain government restrictions (see Note H) on September 30, 2022. On October 7, 2022, Amazon sold 250,000 shares of ATSG's common stock back to the Company for cash of 5,900,000, pursuant to the terms of the 2016 Investment Agreement, as amended on March 5, 2021. Also on December 16, 2022, Amazon sold 260,000 shares of ATSG's common stock back to the Company for cash of $7.0 million, pursuant to the terms of the same 2016 agreement. On August 14, 2023 Amazon sold 1,177,000 shares of ATSG common stock back to the Company for cash of $22.9 million. These transactions resulted in Amazon maintaining its ownership percentage of less than 19.9% of the Company's outstanding shares at the time. Amazon has the option to sell additional shares of ATSG's common stock to the Company to maintain its ownership percentage of less than 19.9% of the Company's outstanding shares. Amazon's option to sell shares may impact the Company's earnings in future periods.
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
As of December 31, 2023 and 2022, the Company's liabilities reflected warrants and Amazon sale options from the 2018 Amazon agreements having a fair value of $1.7 million and $0.7 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the re-measurements of warrants and sale options to fair value resulted in net non-operating losses of $1.0 million and gains of $0.2 million and $20.2 million before the effect of income taxes, respectively.

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
The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2023	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$1,248	$—	$1,248
Interest rate swap	—	—	—	—
Total Assets	$—	$1,248	$—	$1,248
Liabilities
Interest rate swap	$—	$(529)	$—	$(529)
Sale option	—	—	(1,258)	$(1,258)
Stock warrant obligations	—	—	(471)	(471)
Total Liabilities	$—	$(529)	$(1,729)	$(2,258)

As of December 31, 2022	Fair Value Measurement Using			Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents—money market	$—	$4,047	$—	$4,047
Interest rate swap	—	677	—	677
Total Assets	$—	$4,724	$—	$4,724
Liabilities
Interest rate swap	$—	$—	$—	$—
Stock warrant obligations	—	—	(695)	(695)
Total Liabilities	$—	$—	$(695)	$(695)
At December 31, 2023 and 2022, unvested stock warrants from the 2018 Amazon agreement were valued using additional assumptions for an expected grant date, expected exercise price, the risk free rate to the expected grant date and the probabilities that future leases will occur.
As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $97.6 million less than the carrying value, which was $1,762.3 million at December 31, 2023. As of December 31, 2022, the fair value of the Company’s debt obligations was approximately $48.3 million more than the carrying value, which was $1,464.9 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT
The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Flight equipment	$3,865,049	$3,506,134
Ground equipment	72,463	70,092
Leasehold improvements, facilities and office equipment	42,120	40,183
Aircraft modifications and projects in progress	638,631	445,633
	4,618,263	4,062,042
Accumulated depreciation	(1,797,494)	(1,659,634)
Property and equipment, net	$2,820,769	$2,402,408
CAM owned aircraft with a carrying value of $1,640.9 million and $1,474.6 million that were under lease to external customers as of December 31, 2023 and 2022, respectively.

NOTE F—DEBT OBLIGATIONS
Debt obligations consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Revolving credit facility	730,000	620,000
Senior notes	578,574	578,094
Convertible notes	444,420	256,903
Other financing arrangements	9,288	9,927
Total debt obligations	1,762,282	1,464,924
Less: current portion	(54,710)	(639)
Total long term obligations, net	$1,707,572	$1,464,285
On August 14, 2023 the Company issued $400.0 million aggregate principal amount of Convertible Senior Notes due 2029 ("2023 Convertible Notes"). These notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "1933 Act"). The 2023 Convertible Notes bear interest at a rate of 3.875% per year payable semi-annually in arrears on February 15 and August 15 each year, beginning February 15, 2024. The 2023 Convertible Notes mature on August 15, 2029, unless earlier purchased, redeemed or converted in accordance with their terms prior to such date. The 2023 Convertible Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables.
Conversion of the 2023 Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2023 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will settle the principal value of the notes in cash. The initial conversion rate is 31.2864 common shares per $1,000 principal amount of 2023 Convertible Notes (equivalent to an initial conversion price of approximately $31.28 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the 2023 Convertible Notes) occurs, ATSG will, in certain circumstances, increase the conversion rate for a specified period of time. Upon the occurrence of certain fundamental changes, holders of the 2023 Convertible Notes can require the Company to repurchase their notes for a cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest.
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
The interest rate is a pricing premium added to SOFR based upon the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement. As of December 31, 2023, the unused revolving credit facility available to the Company at the trailing twelve-month EBITDA level was $358.5 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.
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
On January 28, 2020, the Company, through its CAM subsidiary, completed a debt offering of $500.0 million in senior unsecured notes (the “Senior Notes”) that were guaranteed by ATSG and certain of its other subsidiaries. The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “1933 Act”), and certain investors pursuant to Regulation S under the Securities Act. The Senior Notes are senior unsecured obligations that bear interest at a fixed rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. On April 13, 2021, the Company, through a subsidiary, completed its offering of $200.0 million of additional notes ("Additional Notes") under the existing Senior Notes. The Additional Notes are fully fungible with the Senior Notes, treated as a single class for all purposes under the indenture governing the existing notes with the same terms as those of the existing notes (other than issue date and issue price). The proceeds of $205.5 million, net of scheduled interest payable, were used, in conjunction with draws from the revolving credit facility to repay the unsubordinated term loans. Upon retirement of the unsubordinated term loans, the company expensed debt issuance costs of $6.5 million related to the unsubordinated term loans.
During 2022, the Company repurchased Senior Notes having a principal value of $120.0 million in the open market at a 5.5% reducing the Senior Notes carrying value to $578.0 million. The Company recognized a net pre-tax gain of $4.5 million, net of fees, which was recorded under net gain of financial instruments on the income statement during the corresponding period.
The balance of the Senior Notes is net of debt issuance costs of $4.3 million and $5.4 million as of December 31, 2023 and 2022, respectively. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing SOFR or prime rates. At the Company's debt-to-EBITDA ratio as December 31, 2023, the SOFR based financing for the revolving credit facility bear variable interest rates of 6.69%. The Senior Notes do not require principal payments until maturity but prepayments are allowed without penalty beginning February 1, 2025.

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
In September 2017, the Company issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 ("2017 Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2017 Convertible Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. The 2017 Convertible Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The 2017 Convertible Notes are unsecured indebtedness, subordinated to the Company's existing and future secured indebtedness and other liabilities, including trade payables. Conversion of the 2017 Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2017 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the 2017 Convertible Notes can require the Company to repurchase their notes at the cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest.
The 2017 Convertible Notes may be settled in cash, the Company’s common shares or a combination of cash and the Company’s common shares, at the Company’s election. The initial conversion rate is 31.3475 common shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the 2017 Convertible Notes) occurs, the Company will, in certain circumstances, increase the conversion rate for a specified period of time.
In conjunction with the 2017 Convertible Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of the Company's common shares, 8.1 million shares and same strike price of $31.90, that underlie the 2017 Convertible Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to ATSG's common stock, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2017 Convertible Notes. The Company's current intent and policy is to settle all note conversions through a combination settlement which satisfies the principal amount of the 2017 Convertible Notes outstanding with cash.
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

	2017 Convertible Notes	2023 Convertible Notes	Total Convertible Notes
Principal Value December 31, 2022	$258,750	$—	$258,750
Issuance of convertible debt	—	400,000	400,000
Repurchase of convertible debt	(204,525)	—	(204,525)
Unamortized issuance cost	(165)	(9,640)	(9,805)
Convertible Debt December 31, 2023	$54,060	$390,360	$444,420
In conjunction with the offering of the 2017 Convertible Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments.

On August 14, 2023, the Company repurchased outstanding 2017 Convertible Notes having a principal value of $204.5 million in the open market, reducing the 2017 Convertible Notes carrying value to $54.2 million. The Company recognized a net pre-tax gain of $1.3 million, net of fees, which was recorded under net gain of financial instruments on the income statement during the corresponding period. In conjunction with the repurchase of the 2017 Convertible Notes the Company settled a pro-rata portion of the related warrants and note hedges and received $1.3 million in net cash proceeds. As of December 31, 2023 these warrants could result in 1.7 million additional shares of ATSG's common stock, if the Company's traded market price exceeds the strike price which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions.
The scheduled cash principal payments for the Company's debt obligations, as of December 31, 2023, for the next five years are as follows (in thousands):

Principal Payments
2024	$54,875
2025	661
2026	672
2027	730,686
2028	580,735
2029 and beyond	405,924
Total principal cash payments	1,773,553
Less: unamortized issuance costs, premiums and discounts	(11,271)
Total debt obligations	$1,762,282

NOTE G—DERIVATIVE INSTRUMENTS
The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (in thousands):

		December 31, 2023		December 31, 2022
Expiration Date	Stated Interest Rate	Notional Amount	Market Value (Liability)	Notional Amount	Market Value (Liability)
March 31, 2023	2.425%	—	—	125,625	677
March 31, 2026	3.793%	50,000	237	—	—
March 31, 2026	3.836%	50,000	189	—	—
June 30, 2026	4.257%	50,000	(525)	—	—
June 30, 2026	4.185%	50,000	(430)	—	—
The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in LIBOR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded a net loss on derivatives of $1.2 million and net gains of $4.3 million and $9.8 million for the years ending December 31, 2023, 2022 and 2021, respectively. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

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
The three programs are structured in a substantially similar manner. These grants are not required to be repaid if the Company complies with the provisions of the payroll support program agreements under CARES Act, the PSP Extension Law and the American Rescue Plan. The grants are recognized over the periods in which the Company recognizes the related expenses for which the grants are intended to compensate. The Company recognizes the grants as contra-expense during the periods in which passenger flight operations and combi flight operations levels are expected to be negatively impacted by the pandemic. During the year ended December 31, 2021 the Company recognized $111.7 million of the grants. The Company recognized all of the CARES Act funds by the end of 2021.
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
Lease Commitments
The Company leases property, aircraft, aircraft engines and other types of equipment under operating leases. The Company's airlines operate sixteen freighter aircraft provided by customers and four passenger aircraft leased from external companies. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to nine years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.
The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the years ended December 31, 2023 and 2022, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $8.5 million and $34.7 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at December 31, 2023 and 2022 was 4.0% and 3.2%, respectively. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 3.9 years and 4.3 years as of December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023 and 2022, cash payments against operating lease liabilities were $26.0 million and $23.5 million, respectively. As of December 31, 2023, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2024	$21,929
2025	15,508
2026	8,870
2027	4,583
2028	3,472
2029 and beyond	5,707
Total undiscounted cash payments	60,069
Less: amount representing interest	(4,912)
Present value of future minimum lease payments	55,157
Less: current obligations under leases	(20,167)
Long-term lease obligation	$34,990
Purchase Commitments
The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of December 31, 2023, the Company owned fourteen Boeing 767-300 aircraft, six Airbus A321-200 aircraft and three Airbus A330 aircraft that were in or awaiting the modification process. As of December 31, 2023, the Company has agreements to purchase six more Boeing 767-300 aircraft and seven Airbus A330-300 passenger aircraft through 2025. As of December 31, 2023, the Company's commitments to acquire and convert these aircraft totaled $546.1 million, including estimated payments of $205.7 million through 2024 and the remaining payments through 2026. Actual conversion payments will be based on the achievement of progress milestones. The Company also has access to 20 additional slots for aircraft modifications with inductions between 2025 and the end of 2027. The Company’s costs related to such aircraft modifications could vary based on the Company’s election to utilize the modification slot, the timing of such election, the aircraft type and the vendor.
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
Through December 31, 2023, the Company has recognized charges in operating income for property damage and repairs, net of recorded insurance recoveries of $0.1 million compared to $1.0 million in 2022. Through December 31, 2023, the Company has incurred $6.8 million for losses resulting from the incident and recorded $5.8 million for insurance recoveries. Insurance receivables were $0.1 million and $2.8 million as of December 31, 2023 and 2022, respectively.

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
Other
In addition to the foregoing matters, the Company is also a party to legal proceedings in various federal and state jurisdictions from time to time arising out of the operation of the Company's business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations. In addition, we carry various forms of aviation commercial, property and casualty, cybersecurity, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us.
Employees Under Collective Bargaining Agreements
As of December 31, 2023, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

Airline	Labor Agreement Unit	Percentage of the Company’s Employees
ABX	International Brotherhood of Teamsters	5.4%
ATI	Air Line Pilots Association	11.1%
OAI	International Brotherhood of Teamsters	6.5%
ATI	Association of Flight Attendants	0.8%
OAI	Association of Flight Attendants	6.4%

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
During December 2023, the Company transferred investment assets totaling $112.3 million from the pension plan trust to purchase a group annuity contract from Nationwide Life Insurance Company ("NLIC") for certain former non-pilot retirees of ABX (or their beneficiaries). The group annuity contract transfers the related payment obligations to NLIC. Additionally, during December 2023, the Company offered certain vested, non-pilot ABX employee participants of the pension plan a one-time option to settle their pension benefit with the Company through a single payment or a nonparticipating annuity contract. As a result, the Company settled $27.3 million of pension obligations in December 2023 using pension plan assets. As a result of these settlement transactions, the Company recognized pre-tax settlement charges of $24.1 million due to the reclassification of losses from accumulated other comprehensive loss to the statement of operations.
Pension plan assets and benefit obligations are measured annually, as of December 31 of each year. Information regarding ABX’s sponsored defined benefit pension plans and post-retirement healthcare plans follow below. The accumulated benefit obligation reflects pension benefit obligations based on the actual earnings and service to-date of current employees.
Funded Status (in thousands):

	Pension Plans		Post-retirement Healthcare Plans
	2023	2022	2023	2022
Accumulated benefit obligation	$521,959	$648,242	$1,957	$2,672
Change in benefit obligation
Obligation as of January 1	$648,242	$839,267	$2,672	$3,142
Service cost	—	—	53	76
Interest cost	34,526	24,173	132	59
Special termination benefits	—	—	—	—
Plan amendment	—	—	—	—
Plan transfers	2,276	2,386	—	—
Benefits paid	(39,643)	(37,998)	(306)	(308)
Settlements	(139,605)	—	—	—
Actuarial (gain) loss	16,163	(179,586)	(594)	(297)
Obligation as of December 31	$521,959	$648,242	$1,957	$2,672
Change in plan assets
Fair value as of January 1	$627,032	$850,195	$—	$—
Actual (loss) gain on plan assets	72,006	(188,855)	—	—
Plan transfers	2,276	2,386	—	—
Return of excess premiums	—	—	—	—
Employer contributions	1,310	1,304	306	308
Benefits paid	(39,643)	(37,998)	(306)	(308)
Settlement payments	$(139,605)	$—	$—	$—
Fair value as of December 31	$523,376	$627,032	$—	$—
Funded status	0	0	0	0
Overfunded plans, net asset	$20,526	$13,194	$—	$—
Underfunded plans
Current liabilities	$(1,380)	$(1,343)	$(319)	$(401)
Non-current liabilities	$(17,731)	$(33,063)	$(1,638)	$(2,271)

Components of Net Periodic Benefit Cost
ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the years ended December 31, 2023, 2022 and 2021, are as follows (in thousands):

	Pension Plans			Post-Retirement Healthcare Plan
	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$53	$76	95
Interest cost	34,526	24,173	22,387	132	59	42
Expected return on plan assets	(40,767)	(46,954)	(47,502)	—	—	—
Settlements	24,145	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss	18,981	2,630	7,058	—	45	186
Net periodic benefit cost (income)	$36,885	$(20,151)	$(18,057)	$185	$180	$323
Unrecognized Net Periodic Benefit Expense
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense at December 31 are as follows (in thousands):

	Pension Plans		Post-Retirement Healthcare Plans
	2023	2022	2023	2022
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized net actuarial loss	86,066	144,268	(518)	76
Accumulated other comprehensive loss	$86,066	$144,268	$(518)	$76
The amounts of unrecognized net actuarial loss recorded in accumulated other comprehensive loss that is expected to be recognized as components of net periodic benefit expense during 2024 is $10.4 million and $0.1 million for the pension plans and the post-retirement healthcare plans, respectively.
Assumptions
Assumptions used in determining the funded status of ABX’s pension plans at December 31 were as follows:

	Pension Plans
	2023	2022	2021
Discount rate - crewmembers	5.25%	5.50%	2.90%
Discount rate - non-crewmembers	5.15%	5.50%	3.00%
Expected return on plan assets - crewmembers	6.40%	6.75%	5.65%
Expected return on plan assets - non-crewmembers	6.40%	6.65%	5.65%
Net periodic benefit cost was based on the discount rate assumptions at the end of the previous year.
The discount rate used to determine post-retirement healthcare obligations was 5.10%, 5.35% and 2.00% for pilots at December 31, 2023, 2022 and 2021, respectively. Post-retirement healthcare plan obligations have not been funded. The Company's retiree healthcare contributions have been fixed for each participant, accordingly, healthcare cost trend rates do not affect the post-retirement healthcare obligations.

Plan Assets
The weighted-average asset allocations by asset category are as shown below:

	Composition of Plan Assets as of December 31
Asset category	2023	2022
Cash	1%	3%
Equity securities	28%	27%
Fixed income securities	71%	70%
	100%	100%
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
Cash Flows
In 2023 and 2022, the Company made contributions to its defined benefit plans of $1.3 million and $1.3 million, respectively. The Company estimates that its contributions in 2024 will be approximately $1.4 million for its defined benefit pension plans and $0.3 million for its post-retirement healthcare plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the respective plans as follows (in thousands):

	Pension Benefits	Post-retirement Healthcare Benefits
2024	$33,392	$319
2025	35,704	337
2026	37,266	347
2027	38,868	348
2028	40,026	279
Years 2029 to 2033	199,310	691
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
The pension plan assets measured at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2023	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$2,908	$2,908
Mutual funds	—	34,569	34,569
Fixed income investments	—	373,235	373,235
Benefit Plan Assets	$—	$410,712	$410,712

Investments measured at net asset value ("NAV")			112,664
Total benefit plan assets			$523,376

As of December 31, 2022	Fair Value Measurement Using		Total
	Level 1	Level 2
Plan assets
Common trust funds	$—	$19,114	$19,114
Mutual funds	—	166,143	166,143
Fixed income investments	—	441,772	441,772
Benefit Plan Assets	$—	$627,029	$627,029

Investments measured at net asset value ("NAV")			3
Total benefit plan assets			$627,032
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

The following table presents investments measured at fair value based on NAV per share as a practical expedient:

	Fair Value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
As of December 31, 2023
Common trust	$112,664	(2) (3)	30 days	$—
Total investments measured at NAV	$112,664			$—

As of December 31, 2022
Hedge Funds & Private Equity	$3	(1)	90 days	$—
Total investments measured at NAV	$3			$—

(1) Quarterly - hedge funds
(2) Daily
(3) Monthly

Defined Contribution Plans
The Company sponsors defined contribution capital accumulation plans (401k) that are funded by both voluntary employee salary deferrals and by employer contributions. Expenses for defined contribution retirement plans were $21.6 million, $20.9 million and $19.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE J—INCOME TAXES
The Company's deferred income taxes reflect the value of its net operating loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their amounts used for income tax calculations.
At December 31, 2023, the Company had cumulative net operating loss carryforwards (“NOL CFs”) for federal income tax purposes of approximately $173.3 million, which do not expire but whose use may be limited to 80% of taxable income in any given year. The deferred tax asset balance includes $2.7 million net of a $0.3 million valuation allowance related to state NOL CFs, which have remaining lives ranging from one to twenty years. These NOL CFs are attributable to excess tax deductions related primarily to the accelerated tax depreciation of fixed assets, the timing of amortization related to Amazon warrants and cash contributions for its benefit plans. At December 31, 2023 and 2022, the Company determined that, based upon projections of taxable income, it was more likely than not that the Federal NOL CF’s will be utilized, accordingly, no allowance against these deferred tax assets was recorded.

The significant components of the deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31
	2023	2022
Deferred tax assets:
Net operating loss carryforward and federal credits	$43,621	$63,200
Warrants	32,199	31,524
Operating lease obligation	11,583	15,727
Post-retirement employee benefits	570	3,081
Interest expense limitation	6,655	—
Employee benefits other than post-retirement	3,776	5,666
Inventory reserve	3,238	2,920
Deferred revenue	6,952	4,863
Other	14,476	13,519
Deferred tax assets	123,070	140,500
Deferred tax liabilities:
Accelerated depreciation	(337,099)	(326,804)
Partnership items	(6,263)	(6,365)
Operating lease assets	(11,353)	(15,492)
State taxes	(26,213)	(24,207)
Goodwill and intangible assets	(23,529)	(18,952)
Valuation allowance against deferred tax assets	(3,861)	(3,861)
Deferred tax liabilities	(408,318)	(395,681)
Net deferred tax (liability)	$(285,248)	$(255,181)
The following summarizes the Company’s income tax provisions (benefits) (in thousands):

	Years Ended December 31
	2023	2022	2021
Current taxes:
Federal	$5,600	$6,965	$—
Foreign	218	784	—
State	2,311	2,082	2,402
Deferred taxes:
Federal	15,645	45,644	65,027
Foreign	(451)	(57)	—
State	1,168	8,642	4,795
Total deferred tax expense	16,362	54,229	69,822
Total income tax expense (benefit) from continuing operations	$24,491	$64,060	$72,224
Income tax expense (benefit) from discontinued operations	$167	$633	$722

The reconciliation of income tax from continuing operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
Foreign income taxes	0.3%	0.2%	—%
State income taxes, net of federal tax benefit	3.3%	3.3%	1.8%
Tax effect of stock compensation	1.6%	0.2%	—%
Tax effect of other non-deductible expenses	1.3%	0.1%	0.5%
Change to state statutory tax rates	—%	(0.1)%	—%
Foreign rate differential	0.4%	—%	—%
Other	1.2%	(0.1)%	0.7%
Effective income tax rate	29.1%	24.6%	24.0%
The reconciliation of income tax from discontinued operations computed at the U.S. statutory federal income tax rates to effective income tax rates is as follows:

	Years Ended December 31
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.3%	1.8%	1.8%
Change in federal statutory tax rates	—%	—%	—%
Effective income tax rate	22.3%	22.8%	22.8%
The Company files income tax returns in the U.S. Federal jurisdiction and various international, state and local jurisdictions. The returns may be subject to audit by the Internal Revenue Service (“IRS”) and other jurisdictional authorities. International returns consist primarily of disclosure returns where the Company is covered by the sourcing rules of U.S. international treaties. The Company recognizes the impact of an uncertain income tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2023, 2022 and 2021, the Company's unrecognized tax benefits were $0.0 million, $0.0 million and $0.0 million respectively. Accrued interest and penalties on tax positions are recorded as a component of interest expense. Interest and penalties expense was immaterial for 2023, 2022 and 2021.
The Company began to file, effective in 2008, federal tax returns under a common parent of the consolidated group that includes ABX and all the wholly-owned subsidiaries. The returns for 2022, 2021 and 2020 related to the consolidated group remain open to examination. The consolidated federal tax returns prior to 2020 remain open to federal examination only to the extent of net operating loss carryforwards carried over from or utilized in those years. State and local returns filed for 2005 through 2022 are generally also open to examination by their respective jurisdictions, either in full or limited to net operating losses. The Company files tax returns with the Republic of Ireland for its leasing operations based in Ireland.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) includes the following items by components for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Defined Benefit Pension	Defined Benefit Post-Retirement	Foreign Currency Translation	Total
Balance as of January 1, 2021	(78,093)	(549)	(14)	(78,656)
Other comprehensive income (loss) before reclassifications:
Actuarial gain for retiree liabilities	14,087	228	—	14,315
Foreign currency translation adjustment	—	—	(6)	(6)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs	7,056	188	—	7,244
Income Tax (Expense) or Benefit	(4,881)	(96)	—	(4,977)
Other comprehensive income (loss), net of tax	16,262	320	(6)	16,576
Balance as of December 31, 2021	(61,831)	(229)	(20)	(62,080)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	(56,223)	297	—	(55,926)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs	2,630	45	—	2,675
Income Tax (Expense) or Benefit	12,006	(77)	—	11,929
Other comprehensive income (loss), net of tax	(41,587)	265	—	(41,322)
Balance as of December 31, 2022	(103,418)	36	(20)	(103,402)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) for retiree liabilities	15,076	594	—	15,670
Foreign currency translation adjustment	—	—	20	20
Amounts reclassified from accumulated other comprehensive income:
Plan settlement	24,145	—	—	24,145
Actuarial costs	18,980	—	—	18,980
Income Tax (Expense) or Benefit	(12,714)	(128)	—	(12,842)
Other comprehensive income (loss), net of tax	45,487	466	20	45,973
Balance as of December 31, 2023	(57,931)	502	—	(57,429)

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

	Year Ended December 31
	2023		2022		2021
	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value	Number of Awards	Weighted average grant-date fair value
Outstanding at beginning of period	929,205	$21.83	978,188	$17.49	1,085,023	$17.14
Granted	661,396	20.46	292,577	35.19	273,845	26.65
Converted	(374,267)	23.07	(327,160)	20.43	(316,430)	22.76
Expired	(117,550)	24.12	(3,000)	40.02	(58,650)	24.79
Forfeited	(32,000)	24.71	(11,400)	27.44	(5,600)	23.31
Outstanding at end of period	1,066,784	$20.19	929,205	$21.83	978,188	$17.49
Vested	501,810	$12.94	497,128	$13.05	414,949	$11.43
The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company was $20.78, $33.84 and $26.69 for 2023, 2022 and 2021, respectively, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted was $23.28, $46.20 and $26.50 for 2023, 2022 and 2021, respectively. The market condition awards were valued using a Monte Carlo simulation technique based on volatility over three years for the awards granted in 2023, 2022 and 2021 using daily stock prices and using the following variables:

	2023	2022	2021
Risk-free interest rate	3.7%	2.5%	0.3%
Volatility	37.1%	38.3%	39.7%
For the years ended December 31, 2023, 2022 and 2021, the Company recorded expense of $8.5 million, $8.3 million and $7.4 million, respectively, for stock incentive awards. At December 31, 2023, there was $9.9 million of unrecognized expense related to the stock incentive awards that is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2023, none of the awards were convertible, 430,363 units of the Board members' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in a maximum number of 1,341,559 additional outstanding shares of ATSG's common stock depending on service, performance and market results through December 31, 2025.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE
Earnings per Share
The calculation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

	December 31
	2023	2022	2021
Numerator:
Earnings from continuing operations - basic	$59,748	$196,438	$228,980
Gain from stock warrants revaluation, net of tax	$(174)	$(170)	$(15,564)
Convertible debt interest charge, net of tax	$2,160	$3,051	$—
Earnings from continuing operations - diluted	$61,734	$199,319	$213,416

Denominator:
Weighted-average shares outstanding for basic earnings per share	68,641	73,611	68,853
Common equivalent shares:
Effect of stock-based compensation awards and warrants	1,251	6,602	7,363
Effect of convertible debt	5,669	8,111	—
Weighted-average shares outstanding assuming dilution	75,561	88,324	76,216
Basic earnings per share from continuing operations	$0.87	$2.67	$3.33
Diluted earnings per share from continuing operations	$0.82	$2.26	$2.80
Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 288,371 shares, 226,449 shares and 283,139 shares of restricted stock for 2023, 2022 and 2021, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.
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

The Company's segment information from continuing operations is presented below (in thousands):

	Year Ended December 31
	2023	2022	2021
Total revenues:
CAM	$461,038	$434,686	$370,287
ACMI Services	1,399,764	1,404,348	1,185,128
All other	446,506	430,326	375,571
Eliminate inter-segment revenues	(236,697)	(223,891)	(196,704)
Total	$2,070,611	$2,045,469	$1,734,282
Customer revenues:
CAM	$353,998	$317,167	$273,288
ACMI Services	1,399,622	1,404,254	1,185,113
All other	316,991	324,048	275,881
Total	$2,070,611	$2,045,469	$1,734,282
The Company's external customer revenues from other activities for the years ending December 31, 2023, 2022 and 2021 are presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Aircraft maintenance, modifications and part sales	$147,188	$145,998	$127,378
Ground services	95,505	107,080	99,133
Other, including aviation fuel sales	74,298	70,970	49,370
Total customer revenues	$316,991	$324,048	$275,881
The Company recognized $15.7 million of non-lease revenue during 2023 that was reported in deferred revenue at the beginning of the year, compared to $4.7 million in 2022. Current deferred revenue of $4.5 million and $17.0 million as of December 31, 2023 and 2022, respectively, for contracts with customers is derived from other activities as described above. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $8.7 million as of December 31, 2023 compared to $0.0 million as of December 31, 2022. Cash will be collected over the term of the multi-year agreement based on number of engine cycles per period while revenue is recognized as parts are provided for engine maintenance services. This may result in a contract asset or liability based on the timing of engine maintenance services.
CAM's leases do not contain residual guarantees. Approximately 13% of CAM's leases to external customers contain purchase options at projected market values. As of December 31, 2023, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $271.2 million, $248.9 million, $226.6 million, $199.2 million and $164.1 million, respectively, for the next 5 years ending December 31, 2028 and $237.5 million thereafter. CAM's external customer revenues for non-lease activities were $34.3 million and $35.1 million during 2023 and 2022, respectively, for engine services and the sale of spare engine parts. ACMI Services external customer revenues included approximately $5.6 million, $10.1 million and $13.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, for the rental income of specific aircraft included in the consideration paid by customers under certain contracts.
The Company had revenues of approximately $725.6 million, $839.0 million and $701.9 million for 2023, 2022 and 2021, respectively, derived primarily from aircraft leases in foreign countries, routes with flights departing from or arriving in foreign countries or aircraft maintenance and modification services performed in foreign countries. All revenues from the CMI agreement with DHL and the ATSA agreement with ASI are attributed to U.S.

operations. As of December 31, 2023 and 2022, the Company had 27 and 25 aircraft, respectively, deployed outside of the United States.
The Company's other segment information from continuing operations is presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization expense:
CAM	$243,537	$231,663	$203,675
ACMI Services	96,762	96,996	101,541
All other	2,686	2,405	3,232
Total	$342,985	$331,064	$308,448
Interest expense
CAM	48,136	30,880	38,160
ACMI Services	21,440	13,818	18,066
Segment earnings (loss):
CAM	$109,415	$143,008	$106,161
ACMI Services	32,006	95,198	158,733
All other	(11,165)	2,579	112
Net unallocated interest expense	(2,362)	(1,748)	(2,525)
Net gain (loss) on financial instruments	(962)	9,022	29,979
Debt issuance costs	(936)	—	(6,505)
Other non-service components of retiree benefit costs, net	(37,017)	20,046	17,827
Loss from non-consolidated affiliate	(4,740)	(7,607)	(2,577)
Pre-tax earnings from continuing operations	$84,239	$260,498	$301,205
The amortization of customer incentives included in revenue for CAM was $15.4 million, $20.1 million and $20.0 million for 2023, 2022 and 2021, respectively. The amortization of customer incentives included in revenue for ACMI Services was $3.2 million, $3.1 million and $3.1 million for 2023, 2022 and 2021 respectively.
The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	December 31
	2023	2022	2021
Assets:
CAM	$2,885,508	$2,510,559	$2,218,012
ACMI Services	828,703	921,522	872,311
All other	167,879	157,812	177,012
Total	$3,882,090	$3,589,893	$3,267,335
During 2023, the Company had capital expenditures for property and equipment of $86.2 million and $702.4 million for the ACMI Services and CAM, respectively.

NOTE O—DISCONTINUED OPERATIONS
The Company's results of discontinued operations consist primarily of changes in liabilities related to benefits for former employees previously associated with ABX's former hub operation for DHL. The Company may incur expenses and cash outlays in the future related to pension obligations, self-insurance reserves for medical expenses and wage loss for former employees. For the years ending December 31, 2023 and 2022, the Company had liabilities of $0.7 million and $1.1 million, respectively, for employee compensation and benefits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Form 10-K (the "Evaluation Date"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based on management’s assessment of those criteria, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by our independent registered accounting firm as stated in its attestation report that follows this Form 10-K.
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Air Transport Services Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Air Transport Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 29, 2024

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer (as defined under Rule 16a-1 of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this Item is incorporated herein by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which we expect to file no later than 120 days after the close of our 2023 fiscal year (the "2024 Proxy Statement") under the captions “Election of Directors,” "Delinquent Section 16(a) Reports” and “Corporate Governance and Board Matters.”

ITEM 11. EXECUTIVE COMPENSATION
The response to this Item is incorporated herein by reference to the 2024 Proxy Statement under the captions “Executive Compensation” (excluding the information under the caption "Pay Versus Performance") and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The responses to this Item are incorporated herein by reference to the 2024 Proxy Statement under the captions “Equity Compensation Plan Information,” “Voting at the Meeting,” “Stock Ownership of Management” and “Common Stock Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this Item is incorporated herein by reference to the 2024 Proxy Statement under the captions “Related Person Transactions” and “Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this Item is incorporated herein by reference to the 2024 Proxy Statement under the caption “Fees of the Independent Registered Public Accounting Firm.”

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
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
Schedule II—Valuation and Qualifying Account

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Accounts receivable reserve:
Year ended:
December 31, 2023	$939,061	$404,721	$278,156	$1,065,626
December 31, 2022	$741,806	$395,339	$198,084	$939,061
December 31, 2021	$996,860	$168,360	$423,414	$741,806
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
Articles of Incorporation

3.1
Restated Certificate of Incorporation of Air Transport Services Group, Inc. reflecting an amendment on May 16, 2019, filed herewith. [This document represents the Restated Certificate of Incorporation of Air Transport Services Group, Inc. in compiled form, incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

3.2	Amended and Restated Bylaws of Air Transport Services Group, Inc. (7)

Instruments defining the rights of security holders

4.1	Indenture, dated September 29, 2017, by and between Air Transport Services Group, Inc. and U.S. Bank National Association. (12)

4.2	Form of 1.125% Convertible Senior Notes due 2024 (included in Exhibit 4.1). (12)

4.3	Description of Capital Stock registered under the Securities Exchange Act. (19)

4.4	Indenture, dated January 28, 2020, by and among Cargo Aircraft Management, Inc., Air Transport Services Group, Inc., the guarantors named therein and Regions Bank, as trustee. (18)

4.5	Form of 4.750% Senior Notes due 2028 (included in Exhibit 4.4). (18)

4.6	Supplemental Indenture, dated as of April 13, 2021, among Cargo Aircraft Management, Inc., the guarantors party thereto, and Regions Bank, an Alabama state banking corporation, as trustee. (23)

4.7	Indenture, dated August 14, 2023, between Air Transport Services Group, Inc. and U.S. Bank Trust Company, National Association. (30)

4.8	Form of 3.875% Convertible Senior Note due 2029 (included in Exhibit 4.7). (30)

Material Contracts

10.1*	Director compensation fee summary. (2)

10.1*	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. 2005 Amended and Restated Long-Term Incentive Plan. (9)

10.2	Conversion Agreement dated August 3, 2010, between Cargo Aircraft Management, Inc., M&B Conversions Limited and Israel Aerospace Industries Ltd. (3)

10.3	First Amendment to Confidentiality and Standstill Agreement, dated as of June 11, 2012, between Air Transport Services Group, Inc. and Red Mountain Capital Partners LLC. (4)

10.4*	Form of amended and restated change-in-control agreement in effect between Air Transport Services Group, Inc. and its executive officers. (5)

10.5	Amended and Restated Lease Agreement, dated December 27, 2012, between Clinton County Port Authority and Air Transport Services Group, Inc. (6)

10.6	Loan Agreement, Chapter 166, Ohio Revised Code, dated December 1, 2012, between the Director of Development Services Agency of Ohio and Clinton County Port Authority. (6)

10.7
Guaranty Agreement, dated December 1, 2012, among Air Transport Services Group, Inc., Airborne Maintenance and Engineering Services, Inc., Air Transport International, LLC, Clinton County Port Authority, the Director of Development Services Agency of Ohio, and the Huntington National Bank. (6)

10.8	Lease Agreement for the Jump Hangar Facility, dated December 1, 2012, between Clinton County Port Authority and Air Transport International, LLC. (6)

10.9
Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated December 1, 2012, among Air Transport International, LLC and the Director of Development Services Agency of Ohio. (6)

10.10
Bond Purchase Agreement, dated December 13, 2012, among the State of Ohio, acting by and through its Treasurer of State, the Development Services Agency of Ohio, acting by and through a duly authorized representative, Clinton County Port Authority, Air Transport International, LLC and Stifel, Nicolaus & Company, Inc. (6)

10.11*	Air Transport Services Group, Inc. Nonqualified Deferred Compensation Plan, dated October 31, 2013. (8)

10.12
Investment Agreement, dated as of March 8, 2016, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (10)

10.13
Warrant to Purchase Common Stock, issued March 8, 2016, by and between Air Transport Services Group, Inc. and Amazon.com. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (10)

10.14*	Form of Time-Based Restricted Stock Award Agreement under Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (11)

10.15*	Form of Performance-Based Stock Unit Award Agreement under Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (11)

10.16*	Form of Restricted Stock Unit Award Agreement under Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (11)

10.17
Purchase Agreement, dated September 25, 2017, by and among Air Transport Services Group, Inc. and Goldman Sachs & Co. LLC and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers named therein. (12)

10.18	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (12)

10.19	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (12)

10.20	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (12)

10.21	Base Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (12)

10.22	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (12)

10.23	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (12)

10.24	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (12)

10.25	Additional Convertible Bond Hedge Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (12)

10.26	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (12)

10.27	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (12)

10.28	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (12)

10.29	Bank Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (12)

10.30	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Goldman Sachs & Co. LLC. (12)

10.31	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of America, N.A. (12)

10.32	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and JPMorgan Chase Bank, National Association, London Branch. (12)

10.33	Additional Warrant Confirmation, dated September 25, 2017, between Air Transport Services Group, Inc., and Bank of Montreal. (12)

10.34*	Air Transport Services Group, Inc. Severance Plan for Senior Management. (13)

10.35	Confirmation Agreement, dated August 23, 2017, between Mutual of America Life Insurance Company and ABX Air, Inc., relating to the ABX Air Retirement Income Plan. (13)

10.36
Second Amended and Restated Credit Agreement, dated as of November 9, 2018, among Cargo Aircraft Management, Inc., as borrower; Air Transport Services Group, Inc.; the lenders from time to time party thereto; SunTrust Bank, as Administrative Agent; Bank of America, N.A. and PNC Bank, National Association, as Co-Syndication Agents; and Regions Bank, JPMorgan Chase Bank, N.A. and Branch Banking and Trust Company, as Co-Documentation Agents. (14)

10.37
Second Amended and Restated Guarantee and Collateral Agreement made by Cargo Aircraft Management, Inc. and certain of its Affiliates in favor of SunTrust Bank, as Administrative Agent, dated as of November 9, 2018. (14)

10.38
Investment Agreement, dated as of December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (14)

10.39
Warrant to Purchase Common Stock, issued December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Warrant marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (14)

10.40
Amended and Restated Stockholders Agreement, dated as of December 20, 2018, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC. (15)

10.41
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 13, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the Guarantors party hereto; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (16)

10.42
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 24, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (16)

10.43
Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 4, 2019, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party hereto as "Lenders"; and SunTrust Bank, in its capacity as Administrative Agent. (17)

10.44
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of January 28, 2020, by and among Cargo Aircraft Management, Inc., as Borrower; Air Transport Services Group, Inc.; each of the financial institutions party thereto as Lenders; and SunTrust Bank, in its capacity as Administrative Agent. (18)

10.45	Payroll Support Program Agreement, dated May 20, 2020, by and between Omni Air International, LLC and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act. (20)

10.46
Payroll Support Program Agreement, dated May 29, 2020, by and between Air Transport International, Inc. and the U.S. Department of Treasury under the Coronavirus Aid, Relief and Economic Security Act. (20)

10.47
Warrant to Purchase Common Stock, issued May 29, 2020, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. Those portions of this Agreement marked with an [*] have been excluded because the information is both (i) not material and (ii) would be competitively harmful if publicly disclosed. (20)

10.48	Amendment to Warrants to Purchase Common Stock, issued December 14, 2020, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (21)

10.49
Payroll Support Program Extension Agreement, dated February 2, 2021, by and between Omni Air International, LLC and the U.S. Department of Treasury under Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021. (24)

10.50	Amendment to Investment Agreement, dated as of March 5, 2021, by and between Air Transport Services Group, Inc., and Amazon.com, Inc. (24)

10.51
Third Amended and Restated Credit Agreement, dated as of April 6, 2021, by and among Cargo Aircraft Management, Inc., as borrower, Air Transport Services Group, Inc., the lenders and other financial institutions from time to time a party thereto, Truist Bank, as administrative agent and a lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank, National Association, as co-syndication agents and Regions Bank, as documentation agent. (22)

10.52*	Summary of the Key Terms and Conditions of the Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (25)

10.53*	Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (25)

10.54*	Letter agreement setting out a compensation arrangement between Mike Berger, Chief Commercial Officer, and Air Transport Services Group, Inc., dated May 10, 2022. (26)

10.55
First Amendment to Third Amended and Restated Credit Agreement and Other Credit Documents, dated as of October 19, 2022, by and among Cargo Aircraft Management, Inc., as Borrower, Air Transport Services Group, Inc. (“ATSG”), certain other subsidiaries of ATSG party thereto, each of the financial institutions party thereto as “Lenders” and Truist Bank, in its capacity as Administrative Agent (27)

10.56
Credit Agreement, dated as of March 1, 2023, by and among Airborne Global Leasing Limited, as borrower, Cargo Aircraft Management, Inc. and Air Transport Services Group, Inc., as guarantors, the lenders from time to time party thereto, Truist Bank, as administrative agent, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and Regions Bank, as co-syndication agents, and Bank of America, N.A., as documentation agent. (28)

10.57
Guarantee and Collateral Agreement, dated as of March 1, 2023, made by Cargo Aircraft Management, Inc., as a grantor and a guarantor, and certain of its affiliates, including Air Transport Services Group, Inc. and Airborne Freighter Holdings Limited, as guarantors, in favor of Truist Bank, as administrative agent. (28)

10.58
Second Amendment to Third Amended and Restated Credit Agreement, dated as of March 1, 2023, by and among Cargo Aircraft Management, Inc., as borrower, Air Transport Services Group, Inc. (“ATSG”), certain other subsidiaries of ATSG party thereto, each of the financial institutions party thereto as lenders, and Truist Bank, in its capacity as administrative agent. (28)

10.59	Collateral Agreement (Intercompany Note), dated as of March 1, 2023, made by Cargo Aircraft Management, Inc., as grantor, in favor of Truist Bank, as administrative agent. (28)

10.60*	Air Transport Services Group, Inc. Executive Incentive Compensation Plan (as modified May 24, 2023). (29)

10.61
Purchase Agreement, dated August 9, 2023, among Air Transport Services Group, Inc. and Truist Securities, Inc. and Oppenheimer & Co. Inc., as representatives of the initial purchasers named therein. (30)

10.62*	Summary of Compensation Plan for the Chief Executive Officer. (31)

Code of Ethics

14.1	Code of Ethics—CEO and CFO (1)

List of Significant Subsidiaries

21.1	List of Significant Subsidiaries of Air Transport Services Group, Inc., filed herewith.

Consent of experts and counsel

23.1	Consent of independent registered public accounting firm, filed herewith.

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
97.1	Air Transport Services Group, Inc. Executive Officer Clawback Policy, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________________
(1)The Company's Code of Ethics can be accessed from the Company's Internet website at www.atsginc.com.
(2)Incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Stockholders, Corporate Governance and Board Matters, filed April 13, 2023, with the Securities and Exchange Commission.
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
(4)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 18, 2012.
(5)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2012.
(6)Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2013. Those portions of the Agreement marked with an [*] have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.
(7)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 7, 2022.
(8)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2013.
(9)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014.
(10)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016.
(11)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2016.
(12)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 29, 2017.
(13)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017.
(14)Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.
(15)Incorporated by reference to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 29, 2019.
(16)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 29, 2019.
(17)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 6, 2019.
(18)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on January 28, 2020.
(19)Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020.
(20)Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020.
(21)Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021.
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

(26)Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 9, 2022.
(27)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 20, 2022.
(28)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 3, 2023.
(29)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on May 26, 2023.
(30)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 15, 2023.
(31)Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 7, 2023.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Air Transport Services Group, Inc.

Signature	Title	Date
/S/ JOSEPH C. HETE	Chief Executive Officer (Principal Executive Officer)	February 29, 2024
Joseph C. Hete
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JOSEPH C. HETE	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
Joseph C. Hete

/S/ PHYLLIS J. CAMPBELL	Director	February 29, 2024
Phyllis J. Campbell

/S/ JEFFREY A. DOMINICK	Director	February 29, 2024
Jeffrey A. Dominick

/S/ RAYMOND E. JOHNS JR.	Director	February 29, 2024
Raymond E. Johns, Jr.

/S/ LAURA J. PETERSON	Director	February 29, 2024
Laura J. Peterson

/S/ RANDY D. RADEMACHER	Lead Director	February 29, 2024
Randy D. Rademacher

/S/ J. CHRISTOPHER TEETS	Director	February 29, 2024
J. Christopher Teets

/S/ JEFFREY J. VORHOLT	Director	February 29, 2024
Jeffrey J. Vorholt

/S/ PAUL S. WILLIAMS	Director	February 29, 2024
Paul S. Williams

/S/ QUINT O. TURNER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024
Quint O. Turner