Form 10-Q
period 2024-03-31
Air Transport Services Group, Inc.
filed 2024-05-09
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2024

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

As of May 9, 2024, there were 65,723,557 shares of the registrant’s common stock outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

The financial information, including the financial statements, included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the "Form 10-Q") should be read in conjunction with the audited consolidated financial statements and notes thereto of Air Transport Services Group, Inc. ("ATSG" or the "Company") included in ATSG's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on February 29, 2024 ("2023 Form 10-K").

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. The Company wishes to take advantage of the safe harbor provisions of the Act.

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part I, Item 2, contains forward-looking statements, within the meaning of the Act. Except for historical information contained in this Form 10-Q, the matters discussed herein contain forward-looking statements that involve inherent risks and uncertainties. Such statements are provided under the “safe harbor” protection of the Act.

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

A number of important factors may cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to: (i) unplanned changes in the market demand for the assets and services of the Company, including the loss of customers or a reduction in the level of services it performs for customers; (ii) its operating airlines’ ability to maintain on-time service and control costs; (iii) the cost and timing with respect to which it is able to purchase and modify aircraft to a cargo configuration; (iv) fluctuations in the Company’s traded share price and in interest rates, which may result in mark-to-market charges on certain financial instruments; (v) the number, timing, and scheduled routes of its aircraft deployments to customers; (vi) its ability to remain in compliance with key agreements with customers, lenders and government agencies; (vii) the impact of supply chain constraints both within and outside the United States, which may be more severe or persist longer than it currently expects; (viii) the impact of the current competitive labor market, which could restrict its ability to fill key positions; and (ix) changes in general economic and/or industry-specific conditions, including inflation and regulatory changes; and (x) other uncontrollable factors such as geopolitical tensions or conflicts and human health crises.  Other factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements are discussed in “Risk Factors” in Item 1A to the 2023 Form 10-K and are contained from time to time in the Company's other filings with the SEC, including its annual reports on Form 10-K and quarterly reports on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$23,181	$53,555
Accounts receivable, net of allowance of $1,193 in 2024 and $1,065 in 2023	219,946	215,581
Inventory	49,847	49,939
Prepaid supplies and other	22,386	26,626
TOTAL CURRENT ASSETS	315,360	345,701
Property and equipment, net	2,866,335	2,820,769
Customer incentive	57,049	60,961
Goodwill and acquired intangibles	479,874	482,427
Operating lease assets	49,140	54,060
Other assets	123,979	118,172
TOTAL ASSETS	$3,891,737	$3,882,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$249,828	$227,652
Accrued salaries, wages and benefits	55,271	56,650
Accrued expenses	9,786	10,784
Current portion of debt obligations	54,768	54,710
Current portion of lease obligations	18,947	20,167
Unearned revenue	31,075	30,226
TOTAL CURRENT LIABILITIES	419,675	400,189
Long term debt	1,663,006	1,707,572
Stock obligations	1,626	1,729
Post-retirement obligations	17,504	19,368
Long term lease obligations	31,250	34,990
Other liabilities	89,235	64,292
Deferred income taxes	288,016	285,248
TOTAL LIABILITIES	2,510,312	2,513,388
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 65,702,385 and 65,240,961 shares issued and outstanding in 2024 and 2023, respectively	657	652
Additional paid-in capital	838,402	836,270
Retained earnings	597,828	589,209
Accumulated other comprehensive loss	(55,462)	(57,429)
TOTAL STOCKHOLDERS’ EQUITY	1,381,425	1,368,702
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,891,737	$3,882,090

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
REVENUES	$485,517	$501,095
OPERATING EXPENSES
Salaries, wages and benefits	171,482	176,715
Depreciation and amortization	90,380	84,728
Maintenance, materials and repairs	49,883	43,833
Fuel	63,545	66,755
Contracted ground and aviation services	15,706	17,788
Travel	30,446	29,553
Landing and ramp	4,030	4,124
Rent	7,532	8,112
Insurance	2,736	2,548
Other operating expenses	16,773	19,516
	452,513	453,672
OPERATING INCOME	33,004	47,423
OTHER INCOME (EXPENSE)
Interest income	239	215
Non-service component of retiree benefit costs	(1,085)	(3,218)
Net gain (loss) on financial instruments	2,355	(1,740)
Loss from non-consolidated affiliate	(79)	(406)
Interest expense	(21,988)	(15,705)
	(20,558)	(20,854)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,446	26,569
INCOME TAX EXPENSE	(3,827)	(6,428)
EARNINGS FROM CONTINUING OPERATIONS	8,619	20,141
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—
NET EARNINGS	$8,619	$20,141

BASIC EARNINGS PER SHARE
Continuing operations	$0.13	$0.28
Discontinued operations	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.13	$0.28

DILUTED EARNINGS PER SHARE
Continuing operations	$0.13	$0.25
Discontinued operations	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.13	$0.25

WEIGHTED AVERAGE SHARES
Basic	64,973	71,802
Diluted	67,235	83,057

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
NET EARNINGS	$8,619	$20,141
OTHER COMPREHENSIVE INCOME:
Defined Benefit Pension	1,984	3,705
Defined Benefit Post-Retirement	(17)	—

TOTAL COMPREHENSIVE INCOME, net of tax	$10,586	$23,846

See notes to unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Number	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2022	72,327,758	$723	$986,303	$528,882	$(103,402)	$1,412,506
Stock-based compensation plans
Issuance of common shares, net of withholdings	124,152	2	(1,555)			(1,553)
Forfeited restricted stock	(300)	—	—			—
Purchase of common stock	(1,000,000)	(10)	(22,127)			(22,137)
Amortization of stock awards and restricted stock			1,405			1,405
Total comprehensive income				20,141	3,705	23,846
BALANCE AT MARCH 31, 2023	71,451,610	$715	$964,026	$549,023	$(99,697)	$1,414,067

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Number	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2023	65,240,961	$652	$836,270	$589,209	$(57,429)	$1,368,702
Stock-based compensation plans
Grant of restricted stock	427,400	4	(4)			—
Issuance of common shares, net of withholdings	38,824	1	(464)			(463)
Forfeited restricted stock	(4,800)	—	—			—
Amortization of stock awards and restricted stock			2,600			2,600
Total comprehensive income				8,619	1,967	10,586
BALANCE AT MARCH 31, 2024	65,702,385	$657	$838,402	$597,828	$(55,462)	$1,381,425

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net earnings from continuing operations	$8,619	$20,141
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	94,965	90,936
Pension and post-retirement	2,571	4,745
Deferred income taxes	2,276	4,768
Amortization of stock-based compensation	2,600	1,405
Loss from non-consolidated affiliates	79	406
Net (gain) loss on financial instruments	(2,355)	1,740
Changes in assets and liabilities:
Accounts receivable	(5,704)	74,500
Inventory and prepaid supplies	924	(1,361)
Accounts payable	1,226	13,321
Unearned revenue	518	13,361
Accrued expenses, salaries, wages, benefits and other liabilities	23,311	(4,643)
Pension and post-retirement balances	(2,437)	(2,452)
Other	(173)	(489)
NET CASH PROVIDED BY OPERATING ACTIVITIES	126,420	216,378
INVESTING ACTIVITIES:
Expenditures for property and equipment	(102,321)	(218,801)
Proceeds from property and equipment	895	9,860
Acquisitions and investments in businesses	(9,800)	(800)
NET CASH (USED IN) INVESTING ACTIVITIES	(111,226)	(209,741)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(140,105)	(25,214)
Proceeds from revolving credit facilities	95,000	105,000
Payments for financing costs	—	(484)
Purchase of common stock	—	(21,918)
Withholding taxes paid for conversion of employee stock awards	(463)	(1,553)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(45,568)	55,831

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,374)	62,468
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	53,555	27,134
CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,181	$89,602

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$31,622	$11,652
Federal and state income taxes paid	$28	$60
Restricted balance of cash	$11,459	$1,997
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$62,653	$68,338

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

Basis of Presentation

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with GAAP and such principles are applied on a basis consistent with the financial statements reflected in our 2023 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of the management, but actual results could differ materially from those estimates.

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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS

The carrying amounts of goodwill by reportable segment are as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2023	$153,290	$234,571	$8,113	$395,974
Carrying value as of March 31, 2024	$153,290	$234,571	$8,113	$395,974

The Company's acquired intangible assets are as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2023	$9,000	$77,453	$86,453
Amortization	—	(2,553)	(2,553)
Carrying value as of March 31, 2024	$9,000	$74,900	$83,900

The airline certificates have an indefinite life and therefore are not amortized.  The Company amortizes finite-lived intangible assets, including customer relationship and Supplemental Type Certificates ("STC") intangibles, over 2 to 15 remaining years.

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

Lease
Incentive
Carrying value as of December 31, 2023	$60,961
Amortization	(3,912)
Carrying value as of March 31, 2024	$57,049

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

The carrying value of the joint ventures totaled $32.4 million and $22.7 million at  March 31, 2024 and December 31, 2023, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS

Three customers each account for a significant portion of the Company's consolidated revenues. The percentage of the Company's revenues for the Company's three largest customers, for the three month period ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31,
	2024	2023
Customer	Percentage of Revenue
DoD	28%	29%
Amazon	34%	35%
DHL	13%	14%

The accounts receivable from the Company's three largest customers as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Customer	Accounts Receivable
DoD	$64,050	$56,848
Amazon	83,209	74,509
DHL	9,777	8,040

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

DHL

The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates ("DHL") since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of March 31, 2024, the Company leased 14 Boeing 767 freighter aircraft to DHL comprised of one Boeing 767-200 aircraft and 13 Boeing 767-300 aircraft, with expirations between 2025 and 2031. Further, beginning in third quarter of 2022, the Company began to operate four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August 2027.

Amazon

The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for Amazon.com Services, LLC, ("ASI") a subsidiary of Amazon, since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by LGSTX. As of March 31, 2024, the Company leased 34 Boeing 767 freighter aircraft to ASI with lease expirations between 2024 and 2031.

Amazon Investment Agreement

On December 22, 2018, the Company entered into an Amended and Restated Air Transportation Services Agreement ("A&R ATSA") with ASI, pursuant to which the Company, through CAM and its airline subsidiaries, agreed to (1) lease and operate ten additional Boeing 767-300 aircraft for ASI under the A&R ATSA, (2) extend the term of the 12 Boeing 767-200 aircraft then leased to ASI by two years to 2023 with an option for three more years, (3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years, and (4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all ten of the 767-300 aircraft in 2020. In conjunction with the commitment to lease ten additional Boeing 767-300 aircraft, extend the duration of 20 existing Boeing 767 aircraft leases and the ATSA described above, Amazon and the Company entered into an Investment Agreement on December 20, 2018 (the "2018 Investment Agreement"). Pursuant to the 2018 Investment Agreement, the Company issued to Amazon warrants for 14.8 million common shares of ATSG, all of which have vested. The warrants have an exercise price of $21.53 per share. On May 6, 2024, this group of warrants was modified to extend their expiration date from December 2025 to December of 2029 in conjunction with the 3rd A&R ATSA described and defined below.

On May 29, 2020, the Company entered into a Second Amended and Restated Air Transportation Services Agreement (the "2nd A&R ATSA") with ASI, pursuant to which the Company agreed to lease 12 more Boeing 767-300 aircraft to ASI for operation by the Company's airline subsidiaries under the 2nd A&R ATSA. The first of these leases began in the second quarter of 2020 with the remaining eleven delivered in 2021. All 12 of these aircraft leases were for ten-year terms. Pursuant to the 2018 Investment Agreement, as a result of leasing 12 aircraft, Amazon was issued warrants for 7.0 million common shares, all of which have vested. The exercise price of these warrants is $20.40 per share. On May 6, 2024, this group of warrants was modified to extend their expiration date from December 2025 to December of 2029 in conjunction with the 3rd A&R ATSA described below under subsequent event.

Issued and outstanding warrants are summarized below as of March 31, 2024:

		Common Shares in millions
	Exercise price	Vested	Non-Vested	Expiration

2018 Investment Agreement	$21.53	14.8	0.0	December 20, 2025
2018 Investment Agreement	$20.40	7.0	0.0	December 20, 2025

Prior to May 6, 2024 Amazon could earn additional warrants for up to 2.9 million common shares under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted for ASI’s commitment to any such future aircraft leases would have had an exercise price based on the volume-weighted average price of the Company's shares during the 30 trading days immediately preceding the contractual commitment for each lease. This right to earn warrants was replaced on May 6, 2024 as noted below.

For all outstanding warrants vested, Amazon may select a cashless conversion option. Assuming ATSG's stock price at the time of conversion is above the warrant exercise price, Amazon would receive fewer shares in exchange for any warrants exercised under the cashless option by surrendering the number of shares with a market value equal to the exercise price.

The Company resumed repurchases of its own shares during October 2022 in conjunction with the expiration of certain government restrictions stemming from the Coronavirus Aid, Relief and Economic Security Act. As the Company repurchases its own shares, Amazon has the option to sell shares of ATSG's common stock to the Company to maintain its ownership percentage of less than 19.9% of the Company's outstanding shares pursuant to the terms of an Investment Agreement dated March 8, 2016, as amended. On August 14, 2023 Amazon sold 1,177,000 shares of ATSG common stock back to the Company for cash of $22.9 million. These transactions resulted in Amazon maintaining its ownership percentage of less than 19.9% of ATSG's outstanding common shares at the time.

As of March 31, 2024 and December 31, 2023, the Company's liabilities reflected warrants and Amazon sale options from the 2018 Amazon agreements having a fair value of $1.6 million and $1.7 million, respectively. During the three month period ended March 31, 2024, the re-measurements of warrants and sale options to fair value resulted in net non-operating gains of $0.1 million compared to net non-operating losses of $0.8 million in the corresponding period in 2023.

Subsequent Event

On May 6, 2024, the Company entered into a Third Amended and Restated Air Transportation Services Agreement with ASI (the "3rd A&R ATSA") pursuant to which the Company, through its subsidiary air carriers, will sublease and operate ten additional Boeing 767-300 freighter aircraft to be provided by ASI, with the potential to add up to ten additional Boeing 767-300 freighter aircraft. The Company's subsidiary air carriers are scheduled to begin operating the first of those ten aircraft in June of this year with the remaining aircraft being delivered through November of this year. The initial term of the 3rd A&R ATSA runs through May 6, 2029, and may be extended by the parties for an additional five years subject to mutual agreement.  In conjunction with the execution of the 3rd A&R ATSA, the Company issued warrants to Amazon for up to 2.9 million common shares of ATSG (the “2024 Subsequent Warrant”).  The 2024 Subsequent Warrant vests in four equal tranches of 728,750 shares of ATSG common stock on its issue date and each of the first three anniversaries thereof; provided that, for each of the second, third and fourth tranches, Amazon has compensated ATSG for a certain number of flight hours in a specified period immediately preceding such anniversary.  The 2024 Subsequent Warrant has a term of seven years, and the exercise price is $12.96 per share of ATSG common stock.  As partial consideration for the 3rd A&R ATSA, the 2024 Subsequent Warrant was issued to replace Amazon’s prior warrant right under the 2018 Investment Agreement for 2.9 million common shares related to aircraft leases commitments.

Also on May 6, 2024, in conjunction with the execution of the 3rd A&R ATSA, the Company and Amazon agreed upon the form of the warrant to be issued to purchase up to 2.9 million additional common shares (the “Third Subsequent Warrant”). The Third Subsequent Warrant will be issued by the Company upon the earlier of the first anniversary of the 3rd A&R ATSA and the date upon which the Company begins providing services to Amazon with the tenth aircraft to be placed into service by Amazon pursuant to the 3rd A&R ATSA.  The Third Subsequent Warrant will vest in (i) one tranche of 291,500 shares of ATSG common stock upon Amazon’s entry into each aircraft lease extension with ATSG for at least three years, and (ii) four equal tranches of 72,875 shares of ATSG common stock upon each placement by Amazon of additional aircraft into service with ATSG (i.e., aircraft beyond the tenth aircraft, up to a maximum of ten additional aircraft), with the first tranche vesting with the placement of the aircraft into service and the remaining tranches vesting on each of the first three anniversaries thereof; provided that, for each of the second, third and fourth tranches, Amazon has compensated ATSG for a certain number of flight hours in a specified period immediately preceding such anniversary plus a certain number of flight hours per additional aircraft placed into service during such specified period.  The Third Subsequent Warrant will have a term of seven years and the exercise price per share of ATSG common stock will be the volume weighted average price of ATSG's common stock for the 30 trading days preceding the warrant issue date.

Additionally, on May 6, 2024, the expiration dates for the two existing vested warrants totaling 21.8 million shares (the warrants issued on December 20, 2018 for 14.8 million shares and the warrants issued on May 29, 2020, for 7.0 million shares) issued pursuant to the 2018 Investment Agreement, were extended from December 2025 to December of 2029.

The Company's accounting for warrants issued to a customer is determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments.  Generally, warrants issued to a customer are recorded as an incentive asset using their fair value at the time of issuance if it is probable of vesting at the time of grant.  The incentive is amortized against revenues over the duration of related flight operations and leases.  The Company's earnings in future periods will be impacted by the re-measurements of warrant fair value, amortizations of the incentive and the related income tax effects. For income tax calculations, the value and timing of related tax deductions may differ from that used for financial reporting.

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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2024	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$—	$1,318	$—	$1,318
Interest rate swap	—	1,723	—	1,723
Total Assets	$—	$3,041	$—	$3,041
Liabilities
Sale option	—	—	(1,258)	(1,258)
Stock warrant obligations	—	—	(368)	(368)
Total Liabilities	$—	$—	$(1,626)	$(1,626)

As of December 31, 2023	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$—	$1,248	$—	$1,248
Interest rate swap	—	—	—	—
Total Assets	$—	$1,248	$—	$1,248
Liabilities
Interest rate swap	—	(529)	—	(529)
Sale Option	—	—	(1,258)	(1,258)
Stock warrant obligations	—	—	(471)	(471)
Total Liabilities	$—	$(529)	$(1,729)	$(2,258)

As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $126.6 million less than the carrying value, which was $1,717.8 million at March 31, 2024. As of December 31, 2023, the fair value of the Company’s debt obligations was approximately $97.6 million less than the carrying value, which was $1,762.3 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT

The Company's property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023
Flight equipment	$4,055,379	$3,865,049
Ground equipment	72,653	72,463
Leasehold improvements, facilities and office equipment	43,659	42,120
Aircraft modifications and projects in progress	551,630	638,631
	4,723,321	4,618,263
Accumulated depreciation	(1,856,986)	(1,797,494)
Property and equipment, net	$2,866,335	$2,820,769

CAM owned aircraft with a carrying value of $1,715.4 million and $1,640.9 million that were under lease to external customers as of March 31, 2024 and December 31, 2023, respectively.

NOTE F—DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Revolving credit facility	685,000	730,000
Senior notes	578,694	578,574
Convertible notes	444,897	444,420
Other financing arrangements	9,183	9,288
Total debt obligations	1,717,774	1,762,282
Less: current portion	(54,768)	(54,710)
Total long term obligations, net	$1,663,006	$1,707,572

The Company is a party to a syndicated credit agreement (as amended, the "Senior Credit Agreement") which includes the ability to execute term loans and a revolving credit facility. The Senior Credit Agreement includes a revolving credit facility of up to $1 billion, has a maturity date of October 19, 2027, requires a collateral to outstanding loan ratio of 1.25:1:00 and permits cash dividends and share repurchases provided the secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00.  The interest rate under the Senior Credit Agreement is a pricing premium added to SOFR based upon the ratio of the Company's debt to its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") as defined under the Senior Credit Agreement. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company's EBITDA, its outstanding debt level and prevailing SOFR or prime rates. At the Company's debt-to-EBITDA ratio as of March 31, 2024, the SOFR-based financing for the revolving credit facility bears a variable interest rate of 6.68%.  As of March 31, 2024, the unused revolving credit facility available to the Company at the trailing twelve-month EBITDA level was $403.7 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.

The Senior Credit Agreement is collateralized by certain of the Company's Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain certain collateral coverage ratios set forth in the Senior Credit Agreement.  The Senior Credit Agreement contains covenants, including a maximum permitted total EBITDA to debt ratio, a fixed charge covenant ratio requirement, and limitations on certain additional indebtedness and on guarantees of indebtedness. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.  The Company has an additional revolving credit facility domiciled in Ireland (the "Irish Facility"). The terms and conditions of the Irish Facility are similar to the Senior Credit Agreement in the U.S. The Irish Facility has a maximum capacity of $100.0 million, including a $7.5 million letter of credit sub-facility, and has the ability to be upsized using the same accordion feature that is present in the Senior Credit Agreement. The maturity date of the Irish Facility is the same as the Senior Credit Agreement.

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

On January 28, 2020, CAM completed a debt offering of $500.0 million in senior unsecured notes (the “Senior Notes”) that were guaranteed by ATSG and certain of its other subsidiaries. The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the the 1933 Act, and certain investors pursuant to Regulation S under the 1933 Act. The Senior Notes are senior unsecured obligations that bear interest at a fixed rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. On April 13, 2021, the Company, through a subsidiary, completed its offering of $200.0 million of additional notes ("Additional Senior Notes") under the existing Senior Notes. The Additional Senior Notes are fully fungible with the Senior Notes, treated as a single class for all purposes under the indenture governing the existing notes with the same terms as those of the existing notes (other than issue date and issue price).  The proceeds of $205.5 million, net of scheduled interest payable, were issued, in conjunction with draws from the revolving credit facility to repay the unsubordinated term loans.  Upon retirement of the unsubordinated term loans, the Company expensed debt issuance costs of $6.5 million related to the unsubordinated term loans.

The balance of the Senior Notes is net of debt issuance costs of $4.0 million and $4.3 million as of March 31, 2024 and December 31, 2023, respectively. The Senior Notes do not require principal payments until maturity but prepayments are allowed without penalty beginning February 1, 2025.

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

The carrying value of the Company's convertible debt is shown below (in thousands):

	2017 Convertible Notes	2023 Convertible Notes	Total Convertible Notes
Principal Value December 31, 2023	54,225	400,000	454,225
Unamortized issuance cost	(110)	(9,218)	(9,328)
Convertible Debt March 31, 2024	54,115	390,782	444,897

In conjunction with the offering of the 2017 Convertible Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments.

On August 14, 2023, the Company repurchased outstanding 2017 Convertible Notes having a principal value of $204.5 million in the open market, reducing the 2017 Convertible Notes carrying value to $54.2 million. The Company recognized a net pre-tax gain of $1.3 million, net of fees, which was recorded under net gain of financial instruments on the income statement during the corresponding period. In conjunction with the repurchase of the 2017 Convertible Notes the Company settled a pro-rata portion of the related warrants and note hedges and received $1.3 million in net cash proceeds. The share quantity of the convertible note hedges and warrants were 1.7 million shares, respectively at March 31, 2024.

NOTE G—DERIVATIVE INSTRUMENTS

The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (in thousands):

		March 31, 2024		December 31, 2023
	Stated		Market		Market
	Interest	Notional	Value	Notional	Value
Expiration Date	Rate	Amount	(Liability)	Amount	(Liability)
March 31, 2026	3.793%	50,000	665	50,000	237
March 31, 2026	3.836%	50,000	700	50,000	189
June 30, 2026	4.257%	50,000	116	50,000	(525)
June 30, 2026	4.185%	50,000	242	50,000	(430)

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in SOFR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded pre-tax gains on derivatives of $2.3 million for the three month period ended March 31, 2024 compared to a pre-tax loss of $0.9 million for the corresponding period in 2023. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases property, aircraft, aircraft engines and other types of equipment under operating leases. The Company's airlines operate 16 freighter aircraft provided by customers and five passenger aircraft leased from external companies. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to nine years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.

The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the three months ended March 31, 2024 and 2023, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $0.5 million and $0.4 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company's weighted-average discount rate for operating leases at March 31, 2024 and December 31, 2023 was 4.1% and 4.0%, respectively. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 3.8 years and 3.9 years as of March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024 and 2023, cash payments against operating lease liabilities were $5.9 million and $6.6 million, respectively. As of March 31, 2024, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2024	$16,115
2025	15,659
2026	8,962
2027	4,673
2028	3,526
2029 and beyond	5,730
Total undiscounted cash payments	54,665
Less: amount representing interest	(4,468)
Present value of future minimum lease payments	50,197
Less: current obligations under leases	18,947
Long-term lease obligation	$31,250

Purchase Commitments

The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of March 31, 2024, the Company owned thirteen Boeing 767-300 aircraft, six Airbus A321-200 aircraft and five Airbus A330 aircraft that were in or awaiting the modification process. As of March 31, 2024, the Company has agreements to purchase three more Boeing 767-300 aircraft and five Airbus A330-300 passenger aircraft through 2025. As of March 31, 2024, the Company's commitments to acquire aircraft and convert these aircraft totaled $478.1 million, including estimated payments of $116.7 million through the remainder of 2024 and the remaining payments through 2026. Actual conversion payments will be based on the achievement of progress milestones.  The Company also has access to 20 additional slots for aircraft modifications with inductions between 2025 and the end of 2027.  The Company's costs related to such aircraft modifications could vary based on the Company's election to utilize the modification slot, the timing of such election, the aircraft type and the vendor.

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

Employees Under Collective Bargaining Agreements

As of March 31, 2024, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

		Percentage of
		the Company’s
Airline	Labor Agreement Unit	Employees
ABX	International Brotherhood of Teamsters	5.1%
ATI	Air Line Pilots Association	11.7%
OAI	International Brotherhood of Teamsters	6.4%
ATI	Association of Flight Attendants	0.8%
OAI	Association of Flight Attendants	6.6%

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

ABX measures plan assets and benefit obligations as of December 31 of each year. Information regarding ABX's sponsored defined benefit pension plans and post-retirement healthcare plans follows below. The accumulated benefit obligation reflects pension benefit obligations based on the actual earnings and service to-date of current employees.

ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the three month periods ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	Pension Plans		Post-Retirement Healthcare Plan
	2024	2023	2024	2023
Service cost	$—	$—	$5	$13
Interest cost	6,614	8,631	23	33
Expected return on plan assets	(8,122)	(10,192)	—	—
Amortization of net loss	2,594	4,745	(23)	—
Net periodic benefit cost (income)	$1,086	$3,184	$5	$46

During the three month period ended March 31, 2024, the Company made contributions to the pension plans of $0.9 million. The Company expects to contribute an additional $0.5 million during the remainder of 2024.

NOTE J—INCOME TAXES

The provision for income taxes for interim periods is based on management's best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2024 have been estimated utilizing a rate of 29% based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the issuance of stock warrants and other items as well as our leasing efforts with our Irish subsidiary, have an impact on the effective rate during a period.

As a result of these differences in which expenses and benefits for tax purposes are different than required by GAAP, the Company's effective tax rate for the three months ended March 31, 2024 was 31%. The final effective tax rate for the year 2024 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, executive compensation and other items.

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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes the following items by components for the three month periods ended March 31, 2024 and 2023 (in thousands):

	Defined Benefit	Defined Benefit	Foreign Currency
	Pension	Post-Retirement	Translation	Total
Balance as of January 1, 2023	$(103,418)	$36	$(20)	$(103,402)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	4,745	—	—	4,745
Income Tax (Expense) or Benefit	(1,040)	—	—	(1,040)
Other comprehensive income (loss), net of tax	3,705	—	—	3,705
Balance as of March 31, 2023	$(99,713)	$36	$(20)	$(99,697)
Balance as of January 1, 2024	$(57,931)	$502	$—	$(57,429)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	2,594	(23)	—	2,571
Income Tax (Expense) or Benefit	(610)	6	—	(604)
Other comprehensive income (loss), net of tax	1,984	(17)	—	1,967
Balance as of March 31, 2024	$(55,947)	$485	$—	$(55,462)

NOTE L—STOCK-BASED COMPENSATION

The Company's Board of Directors has granted stock-based incentive awards to certain employees and directors pursuant to a long-term incentive plan which was approved by the Company's stockholders in May 2005 and in May 2015. Employees have been awarded non-vested restricted stock, non-vested stock units with performance conditions, and non-vested stock units with market conditions. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the grant date. The non-vested stock units will be converted into a number of ATSG common shares depending on the satisfaction of the performance conditions or market conditions at the end of a specified service period, which is typically three years from the grant date. The performance condition awards will be converted into a number of ATSG common shares based on the Company's average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of common shares depending on the appreciation of ATSG common shares compared to the Nasdaq Transportation Index. Directors have been granted time-based awards that vest after a period of twelve months. Under each of the stock-based incentive awards, the restrictions may lapse sooner than the stated settlement period upon (1) the participant's death or disability, (2) an employee participant's qualification for retirement or (3) a change in control, in the case of an employee participant under the 2015 long-term incentive plan, or a business combination, in the case of a director participant under the 2005 or 2015 long-term incentive plan. The Company expects to settle all of the stock unit awards by issuing new ATSG common shares. The table below summarizes award activity for the three months ended March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
		Weighted		Weighted
		average		average
	Number of	grant-date	Number of	grant-date
	Awards	fair value	Awards	fair value
Outstanding at beginning of period	1,066,784	$20.19	929,205	$21.83
Granted	926,984	12.37	—	—
Converted	(71,359)	25.71	(186,828)	20.87
Expired	—	—	—	—
Forfeited	(9,600)	26.90	(600)	36.93
Outstanding at end of period	1,912,809	$16.16	741,777	$22.04
Vested	496,838	$10.80	298,928	$8.02

The average grant-date fair value of each performance condition award, non-vested restricted stock award and time-based award granted by the Company in 2024 was $12.19, the fair value of the Company’s stock on the date of grant. The average grant-date fair value of each market condition award granted in 2024 was $12.95. The market condition awards granted in 2024 were valued using a Monte Carlo simulation technique based on daily stock prices over three years and using the following variables:

2024
Risk-free interest rate	4.4%
Volatility	43.0%

For the three months ended March 31, 2024 and 2023, the Company recorded expense of $2.6 million and $1.4 million respectively, for stock-based incentive awards. At March 31, 2024, there was $18.7 million of unrecognized expense related to the stock-based incentive awards that is expected to be recognized over a weighted-average period of 1.8 years. As of March 31, 2024, none of the awards were convertible, 496,838 units of the directors' time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in the issuance of a maximum number of 2,449,584 additional outstanding shares of ATSG's common stock depending on service, performance and market results through December 31, 2026.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE

Earnings per Share

The calculation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Earnings from continuing operations - basic	$8,619	$20,141
Gain from stock warrants revaluation, net of tax	$—	$(108)
Convertible debt interest charge, net of tax	$159	$776
Earnings from continuing operations - diluted	$8,778	$20,809

Denominator:
Weighted-average shares outstanding for basic earnings per share	64,973	71,802
Common equivalent shares:
Effect of stock-based compensation awards and warrants	562	3,144
Effect of convertible debt	1,700	8,111
Weighted-average shares outstanding assuming dilution	67,235	83,057
Basic earnings per share from continuing operations	$0.13	$0.28
Diluted earnings per share from continuing operations	$0.13	$0.25

Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 700,271 shares and 226,149 shares of restricted stock for 2024 and 2023, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.

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

The Company's segment information from continuing operations is presented below (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Total revenues:
CAM	$105,549	$112,044
ACMI Services	323,824	334,127
All other	109,040	110,588
Eliminate inter-segment revenues	(52,896)	(55,664)
Total	$485,517	$501,095
Customer revenues:
CAM	$79,591	$83,158
ACMI Services	323,711	334,113
All other	82,215	83,824
Total	$485,517	$501,095

The Company's external customer revenues from other activities for the three month period ended March 31, 2024, and 2023 are presented below (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Aircraft maintenance, modifications and part sales	$40,348	$42,073
Ground services	23,221	23,665
Other, including aviation fuel sales	18,646	18,086
Total customer revenues	$82,215	$83,824

During the three month period ended March 31, 2024, the Company recognized $3.9 million, respectively, of non-lease revenue that was reported as deferred revenue at the beginning of the applicable period, compared to $6.5 million for the comparable period in 2023. Current deferred revenue of $9.1 million and $4.5 million as of March 31, 2024 and December 31, 2023, respectively, for contracts with customers is derived from other activities as described above. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $8.2 million as of March 31, 2024 compared to $8.7 million as of December 31, 2023. Cash will be collected over the term of the multi-year agreement based on number cycles per period while revenue is recognized as parts are provided for engine maintenance services. This may result in a contract asset or liability based on the timing of engine maintenance services.

CAM's leases do not contain residual guarantees. Approximately 16% of CAM's leases to external customers contain purchase options at projected market values. As of March 31, 2024, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $217.4 million for the remainder of 2024, and $267.0 million, $235.1 million, $206.8 million and $171.9 million, respectively, for each of the next four years ending December 31, 2028 and $254.3 million thereafter. CAM's external customer revenues for non-lease activities were $4.8 million and $6.7 million for the three month period ended March 31, 2024  and 2023, respectively, for engine services and the sale of spare engine parts.

The Company's other segment information from continuing operations is presented below (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Depreciation and amortization expense:
CAM	$65,373	$60,397
ACMI Services	24,249	23,621
All other	758	710
Total	$90,380	$84,728
Interest expense
CAM	15,280	10,022
ACMI Services	5,493	4,958
Segment earnings (loss):
CAM	$13,409	$34,200
ACMI Services	(3,485)	(2,411)
All other	2,307	654
Net unallocated interest expense	(976)	(510)
Net gain (loss) on financial instruments	2,355	(1,740)
Other non-service components of retiree benefit costs, net	(1,085)	(3,218)
Loss from non-consolidated affiliate	(79)	(406)
Pre-tax earnings from continuing operations	$12,446	$26,569

The amortization of customer incentives included in revenue for CAM was $3.1 for the three month period ended March 31, 2024 compared to $5.0 million for the corresponding period in 2023. The amortization of customer incentives included in revenue for ACMI Services was $0.8 million for the three month period ended March 31, 2024 compared to $0.8 million in the corresponding period of 2023.

The Company's assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	March 31,	December 31,
	2024	2023
Assets:
CAM	$2,929,853	$2,885,508
ACMI Services	829,133	828,703
All other	132,751	167,879
Total	$3,891,737	$3,882,090

During the three months ended March 31, 2024, the Company had capital expenditures for property and equipment of $20.7 million and $82.1 million for the ACMI Services and CAM, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") has been prepared with reference to the historical financial condition and results of operations of ATSG and its subsidiaries. The MD&A describes the principal factors affecting our results of operations, financial condition, cash flow, liquidity and capital resources. The MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) contained in this Form 10-Q and the audited consolidated financial statements and related notes prepared in accordance with GAAP contained in our 2023 Form 10-K.

OVERVIEW

We provide aircraft leasing and air cargo transportation and related services. To support the needs of our leasing customers in the aviation and logistics industries at large, we offer a range of complementary services to delivery companies, freight forwarders, e-commerce operators, airlines and government customers. Our principal subsidiaries include our aircraft leasing company (CAM) and three independently certificated airlines (ABX, ATI and OAI).

We primarily operate through two reportable segments, CAM and ACMI Services:

CAM offers aircraft leasing and related services to external customers and also leases aircraft internally to our airlines. CAM acquires passenger aircraft and manages the modification of the aircraft into freighters. The follow-on aircraft leases normally cover a term of five to ten years. CAM currently leases Boeing 767, 757 and 777 aircraft, Airbus A321 aircraft and aircraft engines, and is in the process of adding Airbus A330 freighter aircraft to its fleet.

ACMI Services consists of the cargo and passenger transportation operations of our three airline subsidiaries. Our airlines operate under contracts to provide a combination of aircraft, flight crews, aircraft maintenance, aircraft hull and liability insurance and aviation fuel. Our customers are typically responsible for supplying the necessary aviation fuel and cargo handling services and reimbursing our airline for other operating expenses such as landing fees, ramp expenses, certain aircraft maintenance expenses and fuel procured directly by the airline. Aircraft charter agreements, including those for the DoD, usually require the airline to provide full service, including fuel and other operating expenses for a fixed, all-inclusive price.

Our other business operations, which primarily provide support services to the transportation industry, include providing aircraft maintenance and modification services to customers, cargo load transfer and sorting services as well as related equipment maintenance services. These operations do not constitute reportable segments and are reported in "All other."

At March 31, 2024, we owned 109 Boeing aircraft and three Airbus aircraft that were in revenue service. We owned three Boeing 767-300 freighter aircraft and one Boeing 767-200 freighter aircraft not in revenue service having been returned from lease and that are expected to be re-leased in 2024 or 2025.  We also owned thirteen Boeing 767-300 aircraft, six Airbus 321-200 aircraft and five Airbus A330 aircraft, either undergoing or awaiting induction into the freighter conversion process at March 31, 2024. In addition to these aircraft, we leased five passenger aircraft from third parties and operated 16 freighter aircraft provided by customers for whom we provide services under CMI agreements.

Customers

Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL. Revenues from our commercial arrangements with ASI comprised approximately 34% and 35% of our consolidated revenues during the three month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we leased 34 Boeing 767 freighter aircraft to ASI with lease expirations between 2024 and 2031.  The aircraft lease terms typically range from 5 to 10 years. Under a separate air transportation services agreement, we operate those aircraft for ASI and we operate ten other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.

On May 6, 2024, we entered an agreement with ASI to operate ten additional Boeing 767-300 freighter aircraft to be provided by ASI, with the potential to add up to ten additional Boeing 767-300 freighter aircraft.  The agreement extends the expiration date of the air transportation services agreement from March 2026 to May 2029 with renewal options.  Also on May 6, 2024, in conjunction with the agreement, we agreed to issue additional warrants to Amazon and modify provisions of certain existing warrants.  See Note C of the accompanying consolidated financial statements for additional information regarding the agreements with ASI.

DHL comprised 13% and 14% of our consolidated revenues during the three month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we leased 14 Boeing 767 freighter aircraft to DHL comprising one Boeing 767-200 aircraft and 13 Boeing 767-300 aircraft, with expirations between 2025 and 2031. Ten of the 14 Boeing 767 aircraft were being operated by our airlines for DHL. Additionally, we operated six Boeing 767 aircraft that were provided by DHL.

The DoD comprised 28% and 29% of our consolidated revenues during the three month periods ended March 31, 2024 and 2023 respectively, derived primarily from operating passenger and combi charter flights. We utilize our fleet of 15 passenger aircraft to operate troop movement flights for the DoD. We also operate our four combi aircraft for the DoD, which are capable of simultaneously carrying cargo and passengers on the main deck. We have been providing services to the DoD since the 1990’s, typically under one-year agreements.

RESULTS OF OPERATIONS

Revenue and Earnings Summary

External customer revenues from continuing operations decreased by $15.6 million, or 3%, to $485.5 million during the three month period ended March 31, 2024 compared to the same period in 2023. Customer revenues decreased from Boeing 767-200 aircraft leases, engine power revenues and flying for customers' delivery networks during the first three months of 2024

The consolidated earnings from continuing operations were $8.6 million for the three month period ended March 31, 2024 compared to $20.1 million for the corresponding period in the prior year. The pre-tax earnings from continuing operations were $12.4 million for the three month period ended March 31, 2024 compared to $26.6 million for the corresponding period in the prior year. Earnings was affected by the following events and items that do not directly reflect our underlying operations among the periods presented. Pre-tax earnings from continuing operations:

•

included gains of $2.4 million for the three month period ended March 31, 2024 for financial instrument valuations, including interest rate swaps and instruments granted to Amazon compared to losses of $1.7 million for the same period in the prior year.

•

were also reduced to $3.9 million for the three month period ended March 31, 2024 for the amortization of customer lease incentives given to Amazon in the form of warrants compared to $5.8 million for the same period in the prior year.

•	included losses of $1.1 million for the three month period ended March 31, 2024 for non-service components of retiree benefit plans compared to $3.2 million for the same period in the prior year.

•

included losses of $0.1 million for the three month period ended March 31, 2024 for our share of joint venture results, including engineering costs for the development of an aircraft modification for the Airbus A321 aircraft type compared to losses of $0.4 million for the same period in the prior year.

•

included losses of less than $0.1 million for the three month period ended March 31, 2023, net related insurance recoveries for the costs which occurred as a direct result of a foam release after a hangar's fire suppression system malfunctioned during 2022.

After removing the effects of these events and items, adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure (see the reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations in the following table), were $15.2 million for three month period ended March 31, 2024 compared to $37.8 million for the corresponding period in 2023.  Adjusted pre-tax earnings from continuing operations for the three month period ended March 31, 2024 decreased $22.6 million primarily due to lower earnings from Boeing 767-200 aircraft leases and related engine power programs, as well as higher interest expense and depreciation expense, most of which are reflected in our CAM segment.  Additionally, lower revenues and block hours flown for customers' delivery networks resulted in lower earnings for ACMI Services compared to the same period of the previous year.

A summary of our revenues from continuing operations, pre-tax earnings from continuing operations and adjusted pre-tax earnings from continuing operations, as well as a reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations, is shown below:

	Three Months Ended
	March 31,
	2024	2023
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$108,645	$117,074
Lease incentive amortization	(3,096)	(5,030)
Total CAM	105,549	112,044
ACMI Services	323,824	334,127
Other Activities	109,040	110,588
Total Revenues	538,413	556,759
Eliminate internal revenues	(52,896)	(55,664)
Customer Revenues	$485,517	$501,095

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$13,409	$34,200
ACMI Services, interest expense	(3,485)	(2,411)
Other Activities	2,307	654
Net unallocated interest expense	(976)	(510)
Net financial instrument re-measurement (loss) gain	2,355	(1,740)
Other non-service components of retiree benefits costs, net	(1,085)	(3,218)
Loss from non-consolidated affiliate	(79)	(406)
Pre-Tax Earnings from Continuing Operations	12,446	26,569
Add other non-service components of retiree benefit costs, net	1,085	3,218
Add charges for non-consolidated affiliates	79	406
Add lease incentive amortization	3,912	5,822
Add net loss (gain) on financial instruments	(2,355)	1,740
Add net charges for hangar foam incident	—	41
Adjusted Pre-Tax Earnings from Continuing Operations (non-GAAP)	$15,167	$37,796

We define adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure, as pre-tax earnings from continuing operations excluding the following: (i) non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments including warrants issued to Amazon; (iii) customer lease incentive amortization; (iv) gains and losses from non-consolidated joint ventures; and (v) charges related to the discharge of a fire suppression system in the Company's aircraft hangar, net of related insurance recoveries. We exclude these items from pre-tax earnings from continuing operations because they are distinctly different in their predictability or not closely related to our ongoing operating activities. Management uses adjusted pre-tax earnings from continuing operations to compare the performance of core operating results between periods. Presenting this non-GAAP financial measure provides management and investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted results should not be considered in isolation or as a substitute for analysis of the Company's results as calculated and reported under GAAP.

Aircraft Fleet Summary

Our fleet of cargo and passenger aircraft is summarized in the following table as of March 31, 2024, and December 31, 2023. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At March 31, 2024, we owned 13 Boeing 767-300 aircraft, six Airbus A321-200 aircraft and five Airbus A330 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.  As of March 31, 2024, we also owned three Boeing 767-300 freighter aircraft and one Boeing 767-200 freighter aircraft staging for future lease.

Aircraft fleet activity during the first three months of 2024 is listed below:

•	CAM completed the modification of four Boeing 767-300 freighter aircraft purchased in the previous year. The aircraft are leased to external customers under multi-year leases.

•

External customers returned three Boeing 767-200 freighter aircraft to CAM.  One of these aircraft was leased to ABX.  The remaining aircraft have currently been removed from service and their parts and engines will be used to support the fleet, re-leased to customers or possibly sold.

•	An external customer returned one Boeing 767-300 freighter aircraft to CAM. This aircraft has been leased to ABX.

•	OAI began a short term lease of one Boeing 767-300 passenger aircraft from an external lessor.
•	CAM purchased three Boeing 767-300 passenger aircraft. These aircraft are expected to be converted into standard freighter configuration and leased to external customers during 2025 or 2026.

•	CAM purchased two Airbus A330 passenger aircraft for the purpose of converting them into a standard freighter configuration. These aircraft are expected to be leased to an external customer during 2025.

	March 31, 2024			December 31, 2023
	ACMI			ACMI
	Services	CAM	Total	Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	5	13	18	4	16	20
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	3	74	77	2	71	73
Boeing 767-300 Passenger	5	—	5	5	—	5
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4
Airbus A321-200 Freighter	—	3	3	—	3	3
	22	90	112	20	90	110
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	4	—	4	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2
Boeing 767-300 Freighter	14	—	14	14	—	14
Total	21	—	21	20	—	20
Other aircraft
Owned Boeing 767-300 under or awaiting modification	—	13	13	—	14	14
Owned Airbus A321-200 under or awaiting modification	—	6	6	—	6	6
Owned Airbus A330 under or awaiting modification	—	5	5	—	3	3
Boeing 767 available for lease	—	4	4	—	4	4

As of March 31, 2024, ABX, ATI and OAI were leasing 22 in-service aircraft internally from CAM for use in ACMI Services. Of CAM's 13 externally leased Boeing 767-200 freighter aircraft, four were leased to ASI and operated by ABX or ATI, one was leased to DHL and operated by ABX and eight were leased to other external customers. Of the 74 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ABX or ATI, nine were leased to DHL and operated by ABX, four were leased to DHL and were being operated by a DHL-affiliated airline and 31 were leased to other external customers. The carrying values of the total in-service fleet as of March 31, 2024 and December 31, 2023 were $1,994.1 million and $1,898.7 million, respectively. Additionally, we own several Boeing 767 airframes that are not in service condition. These aircraft are being used to support our in-service Boeing fleet with engines and aircraft parts or are being marketed.

CAM

CAM's revenues from external customers totaled $79.6 million for the three month period ended March 31, 2024 compared to $83.2 million for the same period in the prior year. CAM's revenues from our airlines totaled $26.0 million during the three month period ended March 31, 2024 compared to $28.9 million for the same period in the prior year. CAM's aircraft leasing and related services revenues, which exclude customer lease incentive amortization, decreased $8.4 for the three month period ended March 31, 2024, compared to the corresponding period in 2023. Revenues during 2024 were reduced by the scheduled returns of Boeing 767-200 freighter aircraft from lease and lower hours flown by engines in our Boeing 767-200 engine power program. Since April 1, 2023, CAM added 12 Boeing 767-300 freighter aircraft and three Airbus A321-200 freighters to its portfolio and placed all 15 of these aircraft with external customers under long-term leases. During that same time period, 12 767-200 freighters and four 767-300 freighters were returned from leases from external customers. CAM's revenues from its 767-200 engine power program have decreased $7.3 million for the three month period ended March 31, 2024 compared to the corresponding period of 2023, due primarily to the reduction in leased 767-200 aircraft.

CAM's pre-tax earnings, inclusive of internally allocated interest expense, was $13.4 million for the three months ended March 31, 2024 compared to $34.2 million for the same period in the prior year. CAM's earnings was negatively impacted by the reduction in 767-200 freighter lease and engine power program revenues.  Additionally, reduced earnings compared to the prior year period included $5.3 million more internally allocated interest expense due to higher company-wide interest expense and  $5.0 million more depreciation expense primarily due to the new aircraft placed into service. Pre-tax earnings reflects the same amount of aircraft, netting additional 767-300 leases with 767-200 freighter returns since April 1, 2023.  Additionally, depreciation expense increased $5.0 million for the three month period ended March 31, 2024

CAM's future operating results will depend on a number of factors including the continued demand from lessees for mid-sized widebody freighters, our ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers and the lease rates under which aircraft are redeployed or renewed. Our CAM fleet projections for 2024 are described below by aircraft type:

●

CAM plans to remove five more Boeing 767-200's from service during the remainder of 2024 and retire most of these aircraft for a combination of parts to support our fleet and part sales to third parties.

●

In addition to three Boeing 767-300 freighter aircraft available for lease and 13 Boeing 767-300 aircraft subject to freighter modification as of March 31, 2024, CAM has commitments to purchase one more Boeing 767-300 passenger aircraft during 2024 for freighter modification.  CAM plans to complete the modification of five more Boeing 767-300 aircraft during 2024.  CAM has leased four aircraft through March 31, 2024 and currently has inter-ATSG assignments for one more aircraft lease during the remainder of 2024.  The other seven aircraft are being marketed for lease during 2024.  During the remainder of 2024, CAM has three Boeing 767-300 aircraft leases scheduled to expire.

●

CAM expects to complete the freighter modification of the six Airbus A321 aircraft that were subject to freighter modification as of March 31, 2024. CAM is currently marketing these six for lease to external customers for leases to begin in 2024. CAM does not have commitments to acquire more Airbus A321 aircraft at this time. The U.S. FAA, the Civil Aviation Administration of China and aviation regulators in Europe have certified the design of the modified Airbus A321 that CAM utilizes to convert the passenger aircraft to a freighter via its joint venture.

●

In addition to the five Airbus A330 aircraft that CAM owned at March 31, 2024, CAM is scheduled to purchase three more Airbus A330 passenger aircraft during 2024. CAM expects to complete the freighter modification for two of these Airbus A330 aircraft during 2024 and they are being marketed for lease.

CAM's future operating results will also depend on depreciation expense for newly modified aircraft as an aircraft reaches service condition, the sale price of aircraft which could be sold, interest expense, revenues from the utilization of the engines that power our Boeing 767-200 aircraft and other factors. Further, certain airline customers serving international routes have in recent times experienced and could further experience a weakness in demand from the large integrators and markets they serve. This could lead to a disruption in our expected revenues and cash remittances from one or more customers. CAM's pre-tax earnings are subject to changes from market interest rates and our level of debt. Changes to market conditions could affect the demand for modified aircraft or the projected returns on our fleet expansion from the outcomes currently expected, and further, management may take additional actions such as the further deferral or cancellation of planned growth investments or the divestiture of certain aircraft.

ACMI Services

Total revenues from ACMI Services decreased $10.3 million compared to 2023 for the three month period ended March 31, 2024 to $323.8 million. During the three month period ended March 31, 2024, block hours flown for our customers' delivery networks decreased 3% compared to the corresponding period in 2023 reflecting to the removal of certain Boeing 767-200 aircraft and fewer international flights. Block hours for passenger services during the three month period ended March 31, 2024, including operation of Boeing 757 combi aircraft, were flat compared to the corresponding period of 2023.

ACMI Services had pre-tax losses of $3.5 million during the three month period ended March 31, 2024 compared to pre-tax losses of $2.4 million for the corresponding period of 2023 inclusive of internally allocated interest expense. ACMI Services was impacted by additional internally allocated interest expense of $0.5 million for the three month period ended March 31, 2024, compared to the corresponding period in 2023 due to higher interest rates and debt balances in 2024. The decline in earnings during 2024 reflects the reduced operations for our customers delivery networks' during 2024 compared to the first three months of 2023. We operated three fewer freighter aircraft in ACMI Services since April 1, 2023.

Maintaining profitability in ACMI Services will depend on a number of factors, including the impact of inflation on operating expenses, customer billing rates, customer flight schedules, crewmember productivity and pay, employee attrition, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.  Our airlines are planning to add eleven customer provided aircraft into operations during the remainder of 2024. These additions will require start-up expenses and may impact our operational performance in the near term.  The war in Israel and conflicts in other parts of the world may also impact our operations, reducing the number of flights that we operate for the DoD and other customers.

Other Activities

External customer revenues from all other activities decreased $1.6 million for the three month period ended March 31, 2024 compared to the corresponding period of 2023.  External aircraft maintenance revenues declined during the first quarter of 2024 compared to 2023 while aircraft maintenance resources were applied to more internally billed projects.  Pre-tax earnings from other activities were $2.3 million for the three month period ended March 31, 2024 compared to pre-tax earnings of $0.7 million for the same period in the prior year. The increase in earnings during 2024 reflects a revenue mix of higher margin airframe maintenance contracts instead of lower margin line maintenance revenues.  Additionally, lower overhead expense during 2024 contributed to improved earnings compared to the previous year.

Expenses from Continuing Operations

Salaries, wages and benefits expense decreased $5.2 million or 3% during the first quarter of 2024 compared to the first quarter of 2023.  The decline in expense is due primarily to the decrease in total employees in the first quarter of 2024 compare to 2023. Inflationary pressures and employee attrition may continue to impact wages in the future.

Depreciation and amortization expense increased $5.7 million during the first quarter of 2024 compared to the first quarter of 2023. The increase reflects incremental depreciation for 15 newly converted aircraft added to its operating fleet since April 1, 2023. Increased depreciation from newly converted aircraft was partially offset by lower depreciation for our fleet of Boeing 767-200 aircraft.  We expect depreciation expense to continue to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.

Maintenance, materials and repairs expense increased by $6.1 million or 14% during the first quarter of 2024 compared to the first quarter of 2023. This expense line includes the cost of materials and repairs to maintain aircraft and engines, as well as similar costs for providing maintenance services to customers. The increase reflects an increase in scheduled airframe maintenance, part repairs and engine repairs. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.

Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services.  Contracted ground and aviation services decreased $2.1 million during the first quarter of 2024 compared to the first quarter of 2023.  Contracted ground and aviation services vary with the level of passenger airline operations.  The decrease corresponded to decreased flying volumes.

Fuel expense decreased by $3.2 million during the first quarter of 2024 compared to the first quarter of 2023. Fuel expense includes the cost of fuel to operate DoD flights, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel we resell to customers at the airport in Wilmington, Ohio. For the three month period ended March 31, 2024, the decrease in fuel expense reflects a decrease in block hours flown and a decrease in the price of fuel.

Other operating expenses decreased by $2.7 million during the first quarter of 2024 compared to the first quarter of 2023.  Other operating expenses for 2024 include decreases for professional fees and precautionary expense related to COVID prevention.

Non-Operating Income, Adjustments and Expenses

Interest expense increased by $6.3 million during the first quarter of 2024 compared to the first quarter of 2023.  Interest rates under our Senior Credit Agreement increased year over year. Additionally, during August 2023 we issued $400.0 million of unsecured convertible notes bearing interest at 3.875%, proceeds from which were used in part to replace $204.5 million of convertible notes bearing 1.125% which were set to mature in 2024.

We recorded unrealized pre-tax gains on financial instrument re-measurements of $2.4 million during the first quarter of 2024 compared to pre-tax losses of $1.7 million for the first quarter in 2023. The gains and losses include the re-valuing, as of March 31, 2024 and 2023, the stock warrants and ATSG stock sale option granted to Amazon and interest rate swaps that we hold. Generally, the warrant values increase or decrease with corresponding decreases or increases in the ATSG common stock price during the measurement period. Additionally, the value of warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the probability of a warrants vesting and the sales option exercise price being above the traded ATSG price results in higher liabilities and losses.

Non-service components of retiree benefits resulted in net losses of $1.1 million during the first quarter of 2024 compared to losses of $3.2 million for the corresponding period in 2023. The non-service component gain and losses of retiree benefits are determined by actuaries and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions. Non-service components of retiree benefits can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.

The provision for income taxes for interim periods is based on management's best estimates of the effective income tax rates expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through March 31, 2024 have been estimated based on year-to-date income and projected results for the full year.

The effective rate from continuing operations for the three month period ended March 31, 2024 was 31%. The effective tax rate is affected by the discrete tax items in which expense and benefits for tax purposes are different than required by generally accepted accounting principles.  The effective rate can be impacted by a number of factors, including the apportionment of income among taxing jurisdictions, deductibility limitations on employee compensation, deductibility limitations on meals and per diems and the results of our Ireland-based subsidiary.  The Company's effective tax rate before including the effects of the re-measurement of financial instruments, incentive amortizations and other adjustments for adjusted pre-tax earnings from continuing operations (see items in the table above) was 29% for the three month period ended March 31, 2024 compared to 24% for 2023.  The increase in the effective tax rate for 2024 is due to an increase in non-deductible items on lower pre-tax earnings and an increase in the portion of pre-tax earnings occurring in tax jurisdictions with higher rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash generated from operating activities totaled $126.4 million and $216.4 million for the three month periods ended March 31, 2024 and 2023, respectively. Operating cash flows during the first three months of 2023 were higher due to the collection of large amounts of customer receivables from previous periods. Cash payments for interest expense increased $19.7 million to $32.9 million for the first three months of 2024 compared to the same period of 2023 due to increased interest rates. Cash outlays for pension contributions were $0.9 million and $0.8 million for the three month periods ended March 31, 2024 and 2023, respectively.

Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $102.3 million and $218.8 million for the three month periods ended March 31, 2024 and 2023, respectively. Capital expenditures for the first three months of 2024 included $71.9 million for the acquisition of three Boeing 767-300 aircraft, two Airbus A330 aircraft and freighter modification costs; $28.1 million for required heavy maintenance; and $2.3 million for other equipment. Capital expenditures in the first three months of 2023 included $164.6 million for the acquisition of five Boeing 767-300 aircraft, two Airbus A321-200 aircraft and freighter modification costs; $51.8 million for required heavy maintenance; and $2.4 million for other equipment.

Cash proceeds of $0.9 million and $9.9 million were received during the three month periods ended March 31, 2024 and 2023, respectively, primarily for the sale of aircraft engines.

During the three month period ended March 31, 2024 we spent $9.8 million to invest in joint ventures compared to $0.8 million during the corresponding period in 2023. Our joint venture with Precision Aircraft Solutions, LLC, developed a passenger-to-freighter conversion program for Airbus A321-200 aircraft and our joint venture with GA Telesis Engine Services, LLC provides engine tear-down services to harvest and sell engine parts.

Net cash used in financing activities was $45.6 million during the three month period ended March 31, 2024 compared to $55.8 million net cash provided by financing activities during the corresponding period in 2023.

During the first three months of 2024, we drew $95.0 million from the revolving credit facility under the Senior Credit Agreement and repaid $140.1 million on the revolving credit and other financing arrangements. During the corresponding period in the prior year, we made debt principal payments of $25.2 million and we drew $105.0 million from the revolving credit facility.

Commitments

As of March 31, 2024, we had 24 aircraft that were in or awaiting modification to a freighter configuration. Additionally, we placed non-refundable deposits and have agreements to purchase three more Boeing 767-300 aircraft and five Airbus A330 passenger aircraft through 2025. We outsource a significant portion of the aircraft freighter modification process to non-affiliated third parties. The modification process primarily consists of the installation of a standard cargo door and loading system. We estimate that total capital expenditures for 2024 will be approximately $410 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by whether customer demand supports our return requirements as well as aircraft acquisitions, maintenance and modification processes.

Liquidity and Capital Resources

At March 31, 2024, we had $23.2 million of cash balances and $403.7 million available from the unused portion of the revolving credit facility under the Senior Credit Agreement as described in Note F of the accompanying consolidated financial statements. We expect our operations to continue to generate significant net cash in-flows after deducting required spending of approximately $165 million for heavy maintenance and other sustaining capital expenditures. To expand our fleet, we estimate that capital expenditures for aircraft purchases and freighter modifications will total $245 million for 2024. We believe that our current cash balance, forecasted cash flows provided from customer leases and operating agreements, combined with the Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months. See Note F of the accompanying consolidated financial statements for additional information regarding our credit facilities and outstanding debt obligations.

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

For information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note A in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Except as provided in Note A, our critical accounting policies and estimates have not changed materially from those disclosed in our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk for increasing interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with its customers.

Market risks have not materially changed from those disclosed in Item 7A of the Company's 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Form 10-Q (the "Evaluation Date"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

For more information on various legal proceedings, see the discussion in Note H to our Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q. The information set forth therein related to legal proceedings is incorporated into this Item 3 by reference.

ITEM 1A. RISK FACTORS.

The Company faces risks that could adversely affect its condition or results of operations.  There have been no material changes to the Company's risk factors from the information disclosed in Item 1A of the Company's 2023 Form 10-K. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect the Company.

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

In addition, on November 29, 2022, the Board of Directors of ATSG (the "Board") authorized the repurchase of up to $150.0 million of ATSG's outstanding common stock (the "2022 Repurchase Program"). The 2022 Repurchase Program does not require the repurchase of a specific number of shares or establish a time frame for any repurchase and the Board may terminate the 2022 Repurchase Program at any time. Repurchases may be made under the 2022 Repurchase Program from time to time in the open market or in privately negotiated transactions. There is no expiration date for the 2022 Repurchase Program. The Company did not purchase any ATSG common stock under the 2022 Repurchase Program during the first quarter of 2024. As of March 31, 2024, the remaining available authorization under the 2022 Repurchase Program was $103.5 million.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS.

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit
Material Contracts

10.1	Air Transport Services Group, Inc. Executive Incentive Compensation Plan. (1)

10.2	Form of Time-Based Restricted Stock Award Agreement under the Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (1)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 23, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation
Registrant

/S/ JOSEPH C. HETE
Joseph C. Hete
Chief Executive Officer (Principal Executive Officer)
Date:	May 9, 2024

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	May 9, 2024	and Principal Accounting Officer)