Form 10-Q
period 2024-06-30
Air Transport Services Group, Inc.
filed 2024-08-09
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2024, there were 65,760,491 shares of the registrant’s common stock outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

The financial information, including the financial statements, included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and notes thereto of Air Transport Services Group, Inc. (“ATSG” or the “Company”) included in ATSG’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (“2023 Form 10-K”).

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding ATSG at www.sec.gov. Additionally, ATSG’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, are available free of charge from our website at www.atsginc.com as soon as reasonably practicable after filing with the SEC.

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

A number of important factors may cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to: (i) unplanned changes in the market demand for the assets and services of the Company, including the loss of customers or a reduction in the level of services it performs for customers; (ii) its operating airlines’ ability to maintain on-time service and control costs; (iii) the cost and timing with respect to which it is able to purchase and modify aircraft to a cargo configuration; (iv) fluctuations in the Company’s traded share price and in interest rates, which may result in mark-to-market charges on certain financial instruments; (v) the number, timing, and scheduled routes of its aircraft deployments to customers; (vi) its ability to remain in compliance with key agreements with customers, lenders and government agencies; (vii) the impact of supply chain constraints both within and outside the United States, which may be more severe or persist longer than it currently expects; (viii) the impact of the current competitive labor market, which could restrict its ability to fill key positions; and (ix) changes in general economic and/or industry-specific conditions, including inflation and regulatory changes; and (x) other uncontrollable factors such as geopolitical tensions or conflicts and human health crises.  Other factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements are discussed in “Risk Factors” in Item 1A to the 2023 Form 10-K and are contained from time to time in the Company’s other filings with the SEC, including its annual reports on Form 10-K and quarterly reports on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$28,714	$53,555
Accounts receivable, net of allowance of $1,151 in 2024 and $1,065 in 2023	205,740	215,581
Inventory	50,548	49,939
Prepaid supplies and other	30,476	26,626
TOTAL CURRENT ASSETS	315,478	345,701
Property and equipment, net	2,819,077	2,820,769
Customer incentive	140,764	60,961
Goodwill and acquired intangibles	477,320	482,427
Operating lease assets	65,399	54,060
Other assets	121,447	118,172
TOTAL ASSETS	$3,939,485	$3,882,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$255,386	$227,652
Accrued salaries, wages and benefits	47,677	56,650
Accrued expenses	11,119	10,784
Current portion of debt obligations	54,825	54,710
Current portion of lease obligations	21,465	20,167
Unearned revenue	38,310	30,226
TOTAL CURRENT LIABILITIES	428,782	400,189
Long term debt	1,577,328	1,707,572
Stock obligations	17,079	1,729
Post-retirement obligations	16,195	19,368
Long term lease obligations	45,591	34,990
Other liabilities	97,357	64,292
Deferred income taxes	291,767	285,248
TOTAL LIABILITIES	2,474,099	2,513,388
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 65,761,436 and 65,240,961 shares issued and outstanding in 2024 and 2023, respectively	658	652
Additional paid-in capital	912,968	836,270
Retained earnings	605,256	589,209
Accumulated other comprehensive loss	(53,496)	(57,429)
TOTAL STOCKHOLDERS’ EQUITY	1,465,386	1,368,702
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,939,485	$3,882,090

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES	$488,410	$529,339	$973,927	$1,030,434
OPERATING EXPENSES
Salaries, wages and benefits	164,079	170,458	335,561	347,173
Depreciation and amortization	91,879	82,691	182,259	167,419
Maintenance, materials and repairs	46,727	50,436	96,610	94,269
Fuel	65,577	67,271	129,122	134,026
Contracted ground and aviation services	21,726	19,682	37,432	37,470
Travel	32,180	31,222	62,626	60,775
Landing and ramp	4,505	4,744	8,535	8,868
Rent	7,698	8,274	15,230	16,386
Insurance	2,557	2,684	5,293	5,232
Other operating expenses	20,161	22,136	36,934	41,652
	457,089	459,598	909,602	913,270
OPERATING INCOME	31,321	69,741	64,325	117,164
OTHER INCOME (EXPENSE)
Interest income	218	180	457	395
Non-service component of retiree benefit costs	(1,086)	(3,218)	(2,171)	(6,436)
Net gain on financial instruments	2,946	1,818	5,301	78
Loss from non-consolidated affiliate	(1,254)	(2,107)	(1,333)	(2,513)
Interest expense	(21,403)	(16,672)	(43,391)	(32,377)
	(20,579)	(19,999)	(41,137)	(40,853)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,742	49,742	23,188	76,311
INCOME TAX EXPENSE	(3,314)	(11,720)	(7,141)	(18,148)
EARNINGS FROM CONTINUING OPERATIONS	7,428	38,022	16,047	58,163
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—	—	—
NET EARNINGS	$7,428	$38,022	$16,047	$58,163

BASIC EARNINGS PER SHARE
Continuing operations	$0.11	$0.54	$0.25	$0.82
Discontinued operations	—	—	—	—
TOTAL BASIC EARNINGS PER SHARE	$0.11	$0.54	$0.25	$0.82

DILUTED EARNINGS PER SHARE
Continuing operations	$0.11	$0.49	$0.24	$0.73
Discontinued operations	—	—	—	—
TOTAL DILUTED EARNINGS PER SHARE	$0.11	$0.49	$0.24	$0.73

WEIGHTED AVERAGE SHARES
Basic	65,028	70,722	65,000	71,259
Diluted	67,301	79,515	67,268	81,276

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NET EARNINGS	$7,428	$38,022	$16,047	$58,163
OTHER COMPREHENSIVE INCOME:
Defined Benefit Pension	1,984	3,665	3,968	7,370
Defined Benefit Post-Retirement	(18)	—	(35)	—
Foreign Currency Translation	—	20	—	20

TOTAL COMPREHENSIVE INCOME, net of tax	$9,394	$41,707	$19,980	$65,553

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Number	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT MARCH 31, 2023	71,451,610	$715	$964,026	$549,023	$(99,697)	$1,414,067
Stock-based compensation plans
Grant of restricted stock	265,361	3	(3)			—
Issuance of common shares, net of withholdings	(1,428)	—	(25)			(25)
Forfeited restricted stock	(4,300)	—	—			—
Purchase of common stock	(950,000)	(10)	(15,096)			(15,106)
Amortization of stock awards and restricted stock			2,561			2,561
Total comprehensive income				38,022	3,685	41,707
BALANCE AT JUNE 30, 2023	70,761,243	$708	$951,463	$587,045	$(96,012)	$1,443,204

BALANCE AT DECEMBER 31, 2022	72,327,758	$723	$986,303	$528,882	$(103,402)	$1,412,506
Stock-based compensation plans
Grant of restricted stock	265,361	3	(3)			—
Issuance of common shares, net of withholdings	122,724	2	(1,580)			(1,578)
Forfeited restricted stock	(4,600)	—	—			—
Purchase of common stock	(1,950,000)	(20)	(37,223)			(37,243)
Amortization of stock awards and restricted stock			3,966			3,966
Total comprehensive income				58,163	7,390	65,553
BALANCE AT JUNE 30, 2023	70,761,243	$708	$951,463	$587,045	$(96,012)	$1,443,204

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Number	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT MARCH 31, 2024	65,702,385	$657	$838,402	$597,828	$(55,462)	$1,381,425
Stock-based compensation plans
Grant of restricted stock	43,383	1	(1)			—
Issuance of common shares, net of withholdings	15,668	—	(72)			(72)
Forfeited restricted stock	—	—	—			—
Amortization of stock awards and restricted stock			1,936			1,936
Modification of warrants			66,819			66,819
Grant of warrants			5,043			5,043
Amortization of warrants			841			841
Total comprehensive income				7,428	1,966	9,394
BALANCE AT JUNE 30, 2024	65,761,436	$658	$912,968	$605,256	$(53,496)	$1,465,386

BALANCE AT DECEMBER 31, 2023	65,240,961	$652	$836,270	$589,209	$(57,429)	$1,368,702
Stock-based compensation plans
Grant of restricted stock	470,783	5	(5)			—
Issuance of common shares, net of withholdings	54,492	1	(536)			(535)
Forfeited restricted stock	(4,800)	—				—
Amortization of stock awards and restricted stock			4,536			4,536
Modification of warrants			66,819			66,819
Grant of warrants			5,043			5,043
Amortization of warrants			841			841
Total comprehensive income				16,047	3,933	19,980
BALANCE AT JUNE 30, 2024	65,761,436	$658	$912,968	$605,256	$(53,496)	$1,465,386

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES:
Net earnings from continuing operations	$16,047	$58,163
Net earnings from discontinued operations	$—	$—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	194,690	178,735
Pension and post-retirement	5,141	9,490
Deferred income taxes	5,535	14,919
Amortization of stock-based compensation	4,536	3,966
Loss from non-consolidated affiliates	1,333	2,513
Net gain on financial instruments	(5,301)	(78)
Changes in assets and liabilities:
Accounts receivable	10,546	82,597
Inventory and prepaid supplies	(11,862)	1,052
Accounts payable	15,962	55,834
Unearned revenue	7,337	18,323
Accrued expenses, salaries, wages, benefits and other liabilities	26,113	(15,166)
Pension and post-retirement balances	(4,318)	(4,363)
Other	(2,238)	2,591
NET CASH PROVIDED BY OPERATING ACTIVITIES	263,521	408,576
INVESTING ACTIVITIES:
Expenditures for property and equipment	(172,818)	(412,925)
Proceeds from property and equipment	26,114	10,445
Acquisitions and investments in businesses	(9,800)	(800)
NET CASH (USED IN) INVESTING ACTIVITIES	(156,504)	(403,280)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(471,323)	(90,317)
Proceeds from revolving credit facilities	340,000	140,000
Payments for financing costs	—	(511)
Purchase of common stock	—	(36,874)
Withholding taxes paid for conversion of employee stock awards	(535)	(1,578)
Other financing related proceeds	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(131,858)	10,720

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,841)	16,016
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	53,555	27,134
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,714	$43,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$42,226	$20,238
Federal and state income taxes paid	$5,558	$6,513
Restricted balance of cash	$12,957	$6,896
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$52,884	$77,412

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

The Company’s primary leasing subsidiary, Cargo Aircraft Management, Inc. (“CAM”), leases aircraft to each of the Company’s airlines as well as to non-affiliated airlines and other lessees. The Company’s airlines, ABX Air, Inc. (“ABX”), Air Transport International, Inc. (“ATI”) and Omni Air International, LLC (“OAI”) each have the authority, through their separate U.S. Department of Transportation (“DOT”) and Federal Aviation Administration (“FAA”) certificates, to transport cargo worldwide. The Company provides a combination of aircraft, crews, maintenance and insurance services for its customers’ transportation network through crew, maintenance and insurance (“CMI”) agreements and aircraft, crew, maintenance and insurance (“ACMI”) agreements and through charter contracts in which aircraft fuel is also included. The Company’s subsidiary LGSTX Services, Inc. (“LGSTX”) provides for the management of aircraft ground services.

In addition to its aircraft leasing and airline services, the Company offers a range of complementary services to delivery companies, freight forwarders, airlines and government customers. These include aircraft maintenance and modification services, aircraft parts supply, equipment maintenance services and load transfer and package sorting services.

Basis of Presentation

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed interim consolidated financial statements are prepared in conformity with GAAP and such principles are applied on a basis consistent with the financial statements reflected in our 2023 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC related to interim financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the air cargo industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year or any interim period. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. The accounting estimates reflect the best judgment of the management, but actual results could differ materially from those estimates.

The accompanying unaudited condensed consolidated financial statements include the accounts of ATSG and its wholly-owned subsidiaries. Inter-company balances and transactions are eliminated. Investments in affiliates in which the Company has significant influence but does not exercise control are accounted for using the equity method of accounting. Under the equity method, the Company’s share of the non-consolidated affiliate’s income or loss is recognized in the consolidated statement of earnings and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment.

Accounting Standards Updates

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. The Company is assessing the impact of this ASU and upon adoption expects that any impact would be limited to additional segment expense disclosures in the footnotes to its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective January 1, 2025. The Company is assessing the impact of this ASU and upon adoption expects to include certain additional disclosures in the footnotes to its consolidated financial statements.

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS

The carrying amounts of goodwill by reportable segment were as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2023	$153,290	$234,571	$8,113	$395,974
Carrying value as of June 30, 2024	$153,290	$234,571	$8,113	$395,974

The Company’s acquired intangible assets were as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2023	$9,000	$77,453	$86,453
Amortization	—	(5,107)	(5,107)
Carrying value as of June 30, 2024	$9,000	$72,346	$81,346

The airline certificates have an indefinite life and therefore are not amortized.  The Company amortizes finite-lived intangible assets, including customer relationship and Supplemental Type Certificates (“STC”) intangibles, over 2 to 15 remaining years.

Warrants granted to Amazon.com, Inc. (“Amazon”) as an incentive for its subsidiary to lease aircraft from the Company and other warrants granted to Amazon as an incentive to contract for aircraft operations with the Company are reflected as a customer incentive asset. For additional information see Note C to the accompanying unaudited condensed consolidated financial statements.  Customer incentive asset activity is summarized as follows (in thousands):

Lease
Incentive
Carrying value as of December 31, 2023	$60,961
Amortization	(10,244)
Warrants modified for operating incentive	66,820
Grants for lease incentive	18,184
Grants for operating incentive	5,043
Carrying value as of June 30, 2024	$140,764

The amortization of the customer incentive asset is reflected as a reduction to revenues.  In addition to the incentive amortization, revenue is also reduced to reflect the value of warrants recorded in paid in capital as they vest.   See the statement of equity for more information.

The Company has a 49% ownership in a joint-venture agreement with Precision Aircraft Solutions, LLC, to develop a passenger-to-freighter conversion program for Airbus A321-200 aircraft. In April 2022, the Company acquired a 40% ownership interest in the joint-venture company GA Telesis Engine Services, LLC to provide engine tear-down services to harvest and sell engine parts. The Company accounts for its investment in these joint ventures under the equity method of accounting, in which the carrying value of each investment is reduced for the Company’s share of the non-consolidated affiliates’ operating results.

The carrying value of the joint ventures totaled $31.2 million and $22.7 million at  June 30, 2024 and December 31, 2023, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS

Three customers each account for a significant portion of the Company’s consolidated revenues. The percentage of the Company’s revenues for the Company’s three largest customers, for the three- and six-month periods ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Customer	Percentage of Revenue		Percentage of Revenue
DoD	33%	32%	31%	30%
Amazon	30%	34%	32%	34%
DHL	14%	12%	13%	13%

The accounts receivable from the Company’s three largest customers as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Customer	Accounts Receivable
DoD	$50,319	$56,848
Amazon	76,798	74,509
DHL	13,520	8,040

DoD

The Company is a provider of cargo and passenger airlift services to the U.S. Department of Defense (“DoD”). The Company’s airlines are eligible to bid for military charter operations for passenger and cargo transportation through contracts awarded by the DoD. The airlines draw from the Company’s fleet of Boeing 757 combi, Boeing 777 passenger, Boeing 767 passenger and Boeing 767 freighter aircraft for the DoD operations. The DoD awards flights to U.S. certificated airlines through annual contracts and through temporary “expansion” routes.

DHL

The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates (collectively, “DHL”) since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of June 30, 2024, the Company leased 14 Boeing 767 freighter aircraft to DHL comprising one Boeing 767-200 aircraft and 13 Boeing 767-300 aircraft, with expirations between 2025 and 2031. Further, the Company operates four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August 2027.

Amazon

The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for Amazon.com Services, LLC, (“ASI”) a subsidiary of Amazon, since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by LGSTX. As of June 30, 2024, the Company leased 30 Boeing 767 freighter aircraft to ASI with lease expirations between 2026 and 2031.

Amazon Investment Agreement

On December 22, 2018, the Company entered into an Amended and Restated Air Transportation Services Agreement (“A&R ATSA”) with ASI, pursuant to which the Company, through CAM and its airline subsidiaries, agreed to (1) lease and operate ten additional Boeing 767-300 aircraft for ASI under the A&R ATSA, (2) extend the term of the 12 Boeing 767-200 aircraft then leased to ASI by two years to 2023 with an option for three more years, (3) extend the term of the eight Boeing 767-300 aircraft currently leased to ASI by three years to 2026 and 2027 with an option for three more years, and (4) extend the ATSA by five years through March 2026, with an option to extend for an additional three years. The Company leased all 10 of the 767-300 aircraft in 2020. In conjunction with the commitment to lease 10 additional Boeing 767-300 aircraft, extend the duration of 20 existing Boeing 767 aircraft leases and the ATSA, Amazon and ATSG entered into an Investment Agreement on December 20, 2018 (as amended, the “2018 Investment Agreement”). Pursuant to the 2018 Investment Agreement, ATSG issued to Amazon warrants for 14.8 million common shares of ATSG, all of which have vested. The warrants have an exercise price of $21.53 per share. On May 6, 2024, this group of warrants was modified to extend their expiration date from December 2025 to December of 2029 in conjunction with the 3rd A&R ATSA described below.

On May 29, 2020, the Company entered into a Second Amended and Restated Air Transportation Services Agreement (the “2nd A&R ATSA”) with ASI, pursuant to which the Company agreed to lease 12 more Boeing 767-300 aircraft to ASI for operation by the Company’s airline subsidiaries. The first of these leases began in the second quarter of 2020 with the remaining 11 delivered in 2021. All 12 of these aircraft leases were for 10-year terms. Pursuant to the 2018 Investment Agreement, as a result of leasing 12 aircraft, Amazon was issued warrants for 7.0 million common shares, all of which have vested. The exercise price of these warrants is $20.40 per share. On May 6, 2024, this group of warrants was modified to extend their expiration date from December 2025 to December of 2029 in conjunction with the 3rd A&R ATSA.

Prior to May 6, 2024 Amazon could earn additional warrants for up to 2.9 million common shares under the 2018 Investment Agreement by leasing up to five more cargo aircraft from the Company before January 2026. Incremental warrants granted for ASI’s commitment to any such future aircraft leases would have had an exercise price based on the volume-weighted average price of the Company’s common shares during the 30 trading days immediately preceding the contractual commitment for each lease. This right to earn warrants was replaced on May 6, 2024 as noted below.

On May 6, 2024, the Company entered into a Third Amended and Restated Air Transportation Services Agreement with ASI (the “3rd A&R ATSA”) pursuant to which the Company, through its subsidiary air carriers, will sublease and operate 10 additional Boeing 767-300 freighter aircraft to be provided by ASI, with the potential to add up to 10 additional Boeing 767-300 freighter aircraft. The Company’s subsidiary airlines began operating the first of the initial group of 10 aircraft in July 2024 with the balance of that group to be delivered through November 2024. The initial term of the 3rd A&R ATSA runs through May 6, 2029, and may be extended by the parties for an additional five years subject to mutual agreement.  In conjunction with the execution of the 3rd A&R ATSA, the Company issued warrants to Amazon.

The first of the warrants issued on May 6, 2024 was for up to 2.9 million common shares of ATSG (the “2024 Subsequent Warrant”).  The 2024 Subsequent Warrant vests in four equal tranches of 728,750 shares of ATSG common stock on its issue date and each of the first three anniversaries thereof; provided that, for each of the second, third and fourth tranches, Amazon has compensated ATSG for a certain number of flight hours in a specified period immediately preceding such anniversary.  The 2024 Subsequent Warrant has a term of seven years, and the exercise price is $12.9658 per share of ATSG common stock.  As partial consideration for the 3rd A&R ATSA, the 2024 Subsequent Warrant was issued to replace Amazon’s prior warrant right under the 2018 Investment Agreement to earn up to 2.9 million common shares related to aircraft leases commitments described above.

Also on May 6, 2024, in conjunction with the execution of the 3rd A&R ATSA, the Company and Amazon agreed upon the form of the warrant to be issued to purchase up to 2.9 million additional common shares (the “Third Subsequent Warrant”). The Third Subsequent Warrant will be issued by the Company upon the earlier of the first anniversary of the 3rd A&R ATSA and the date upon which the Company begins providing services to Amazon with the tenth aircraft to be placed into service by Amazon pursuant to the 3rd A&R ATSA.  The Third Subsequent Warrant will vest in (i) one tranche of 291,500 shares of ATSG common stock upon Amazon’s entry into each aircraft lease extension with ATSG of at least three years in duration, and (ii) four equal tranches of 72,875 shares of ATSG common stock upon each placement by Amazon of additional aircraft into service with ATSG (i.e., aircraft beyond the tenth initial aircraft, up to a maximum of 10 additional aircraft), with the first tranche vesting with the placement of the aircraft into service and the remaining tranches vesting on each of the first three anniversaries thereof; provided that, for each of the second, third and fourth tranches, Amazon has compensated ATSG for a certain number of flight hours in a specified period immediately preceding such anniversary plus a certain number of flight hours per additional aircraft placed into service during such specified period.  The Third Subsequent Warrant will have a term of seven years and the exercise price per share of ATSG common stock will be the volume weighted average price of ATSG common stock for the 30 trading days preceding the warrant issue date.

Additionally, on May 6, 2024, the expiration dates for the two existing vested warrants totaling 21.8 million shares (the warrants issued on December 20, 2018 for 14.8 million shares (the "Warrant-C") and the warrants issued on May 29, 2020, for 7.0 million shares (the "2020 Subsequent Warrant") issued pursuant to the 2018 Investment Agreement, were extended from December 2025 to December of 2029.

The Company’s accounting for warrants granted to a customer is determined in accordance with the financial reporting guidance for equity-based payments to non-employees and for financial instruments.  Warrants conditionally promised to a customer related to the lease of aircraft and lease extensions were recorded as an incentive asset using their fair value at the projected time of issuance if they are probable of vesting at the time of grant.  The incentive is amortized against revenues over the duration of the related lease term.  The warrants granted in conjunction with aircraft lease incentives were recorded as liabilities at the time of grant and will be reclassified to additional paid in capital at the time of the last vesting event.  Warrants classified as liabilities are re-measured to fair value at the end of each reporting period.  The vested warrants issued as an incentive for aircraft services were recorded as an incentive asset and are being amortized over the service contract period. The unvested warrants issued for aircraft services are recognized as additional paid in capital and contra revenue during their related vesting period.  The extension of expiration dates from December 2025 to December 2029 that took place on May 6, 2024, for 21.8 million vested warrants resulted in a value re-measurement of $66.8 million which was recorded as a customer incentive asset and is being amortized to May 2029, the end of the initial term of the 3rd A&R ATSA.  The Company’s earnings in future periods will be impacted by the vesting of additional warrants, the re-measurements of warrant fair values, amortizations of the incentive and the related income tax effects. For income tax calculations, the value and timing of related tax deductions may differ from that used for financial reporting.

During the three- and six-month periods ended June 30, 2024, the remeasurements of warrants and sale options to fair value resulted in net gains of $2.7 million and $2.8 million, respectively, compared to net losses of $0.3 million and $1.1 million in the corresponding periods in 2023.

Warrant grants for common shares, in millions, are summarized below as of June 30, 2024:

	Vested	Unvested

December 31, 2023	21.8	2.9
New grants	0.7	2.2
June 30, 2024	22.5	5.1

For all outstanding warrants vested, Amazon may select a cashless conversion option. If the per share price of ATSG common stock at the time of conversion is greater than the warrant exercise price and Amazon elects the cashless conversion option, Amazon would receive common shares equal to the full number of shares underlying the exercised warrant less the number of common shares having a market value equal to the aggregate exercise price.

Amazon is required to vote shares of ATSG it owns in excess of 14.9% of the outstanding shares in accordance with the recommendations of the ATSG Board of Directors (the "Board").

ATSG resumed repurchases of its own shares during October 2022 in conjunction with the expiration of certain government restrictions stemming from the Coronavirus Aid, Relief and Economic Security Act. Pursuant to the Investment Agreement, dated March 8, 2026, between Amazon and ATSG (as amended, the “2016 Investment Agreement”), if ATSG repurchases its own common shares, Amazon has the option to sell shares of ATSG common stock to ATSG to maintain its ownership percentage of less than 19.9% of ATSG's outstanding common shares. Pursuant to such terms, on August 14, 2023, Amazon sold 1,177,000 shares of ATSG common stock back to ATSG for cash of $22.9 million.  An option for Amazon to sell a certain number of shares to ATSG under certain conditions at a firm price was modified with the May 6, 2024 amendment to the 2016 Investment Agreement in favor an agreement that the sale price shall be the volume weighted average price of ATSG’s common stock for the 30 trading days preceding ATSG’s notice to Amazon of a repurchase program.  Any sale election by Amazon which election creates an obligation for ATSG to purchase the shares of ATSG’s common stock designated by Amazon is limited to the volume of ATSG common stock that would reduce Amazon’s beneficial ownership of ATSG common stock to 19.5% of the then issued and outstanding amount.

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

The fair values of the stock warrant obligations to Amazon were determined using a Black-Scholes pricing model which considers various assumptions, including ATSG common stock price, the volatility of ATSG common stock, the expected dividend yield, exercise price and the risk-free interest rate (Level 2 inputs). The fair value of the stock warrant obligations for unvested stock warrants, conditionally granted to Amazon for the execution of incremental future aircraft leases, include additional assumptions including the expected exercise prices and the probabilities that future vesting events will occur (Level 3 inputs). The fair value of the sale option for Amazon to sell back shares to the Company under certain conditions was determined based on future share repurchase scenarios. Judgment was applied to determine the number of shares that would be repurchased by the Company at a certain price and the probability of each scenario (Level 3 inputs).

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2024	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$—	$1,351	$—	$1,351
Interest rate swap	—	1,938	—	1,938
Total Assets	$—	$3,289	$—	$3,289
Liabilities
Stock warrant obligations	—	—	(17,079)	(17,079)
Total Liabilities	$—	$—	$(17,079)	$(17,079)

As of December 31, 2023	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$—	$1,248	$—	$1,248
Interest rate swap	—	—	—	—
Total Assets	$—	$1,248	$—	$1,248
Liabilities
Interest rate swap	—	(529)	—	(529)
Sale Option	—	—	(1,258)	(1,258)
Stock warrant obligations	—	—	(471)	(471)
Total Liabilities	$—	$(529)	$(1,729)	$(2,258)

As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $105.4 million less than the carrying value, which was $1,632.2 million at June 30, 2024. As of December 31, 2023, the fair value of the Company’s debt obligations was approximately $97.6 million less than the carrying value, which was $1,762.3 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT

The Company’s property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023
Flight equipment	$4,073,319	$3,865,049
Ground equipment	70,799	72,463
Leasehold improvements, facilities and office equipment	44,141	42,120
Aircraft modifications and projects in progress	510,318	638,631
	4,698,577	4,618,263
Accumulated depreciation	(1,879,500)	(1,797,494)
Property and equipment, net	$2,819,077	$2,820,769

CAM owned aircraft with a carrying value of $1,667.6 million and $1,640.9 million that were under lease to external customers as of June 30, 2024 and December 31, 2023, respectively.

NOTE F—DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Revolving credit facility	599,000	730,000
Senior notes	578,814	578,574
Convertible notes	445,374	444,420
Other financing arrangements	8,965	9,288
Total debt obligations	1,632,153	1,762,282
Less: current portion	(54,825)	(54,710)
Total long term obligations, net	$1,577,328	$1,707,572

The Company is a party to a syndicated credit agreement (as amended, the “Senior Credit Agreement”) which includes the ability to execute term loans and a revolving credit facility. The Senior Credit Agreement includes a revolving credit facility of up to $1 billion, has a maturity date of October 19, 2027, requires a collateral to outstanding loan ratio of 1.25:1:00 and permits cash dividends and share repurchases provided the secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00.  The interest rate under the Senior Credit Agreement is a pricing premium added to the Secured Overnight Financing Rate defined therein ("SOFR") based upon the ratio of the Company’s debt to its earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”) as defined under the Senior Credit Agreement. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company’s EBITDA, its outstanding debt level and prevailing SOFR or prime rates. At the Company’s debt-to-EBITDA ratio as of June 30, 2024, the SOFR-based financing for the revolving credit facility bears a variable interest rate of 6.68%.  As of June 30, 2024, the unused revolving credit facility available to the Company at the trailing 12-month EBITDA level was $489.1 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.

The Senior Credit Agreement is collateralized by certain of the Company’s Boeing 777, 767 and 757 aircraft. Under the terms of the Senior Credit Agreement, the Company is required to maintain certain collateral coverage ratios set forth in the Senior Credit Agreement.  The Senior Credit Agreement contains covenants, including a maximum permitted total EBITDA to debt ratio, a fixed charge covenant ratio requirement, and limitations on certain additional indebtedness and on guarantees of indebtedness. The Senior Credit Agreement stipulates events of default, including unspecified events that may have material adverse effects on the Company. If an event of default occurs, the Company may be forced to repay, renegotiate or replace the Senior Credit Agreement.  The Company has an additional revolving credit facility domiciled in Ireland (the “Irish Facility”). The terms and conditions of the Irish Facility are similar to the Senior Credit Agreement in the U.S. The Irish Facility has a maximum capacity of $100.0 million, including a $7.5 million letter of credit sub-facility, and has the ability to be upsized using the same accordion feature that is present in the Senior Credit Agreement. The maturity date of the Irish Facility is the same as the Senior Credit Agreement.

On August 14, 2023 the Company issued $400.0 million aggregate principal amount of Convertible Senior Notes due 2029 (“2023 Convertible Notes”). These notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “1933 Act”). The 2023 Convertible Notes bear interest at a rate of 3.875% per year payable semi-annually in arrears on February 15 and August 15 each year, beginning February 15, 2024. The 2023 Convertible Notes mature on August 15, 2029, unless repurchased or converted in accordance with their terms prior to such date. The 2023 Convertible Notes are unsecured indebtedness, subordinated to the Company’s existing and future secured indebtedness and other liabilities, including trade payables.

Conversion of the 2023 Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2023 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will settle the principal value of the notes in cash. The initial conversion rate is 31.2864 common shares per $1,000 principal amount of 2023 Convertible Notes (equivalent to an initial conversion price of approximately $31.96 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the 2023 Convertible Notes) occurs, ATSG will, in certain circumstances, increase the conversion rate for a specified period of time. Upon the occurrence of certain fundamental changes, holders of the Convertible Notes can require the Company to repurchase their notes for a cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest.

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

On January 28, 2020, CAM completed a debt offering of $500.0 million in senior unsecured notes (the “Senior Notes”) that were guaranteed by ATSG and certain of its other subsidiaries. The Senior Notes were sold only to qualified institutional buyers in the United States pursuant to Rule 144A under the 1933 Act, and certain investors pursuant to Regulation S under the 1933 Act. The Senior Notes are senior unsecured obligations that bear interest at a fixed rate of 4.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2020. The Senior Notes will mature on February 1, 2028. The Senior Notes contain customary events of default and certain covenants which are generally no more restrictive than those set forth in the Senior Credit Agreement. On April 13, 2021, the Company, through a subsidiary, completed its offering of $200.0 million of additional notes (“Additional Senior Notes”) under the existing Senior Notes. The Additional Senior Notes are fully fungible with the Senior Notes, treated as a single class for all purposes under the indenture governing the existing notes with the same terms as those of the existing notes (other than issue date and issue price).  The proceeds of $205.5 million, net of scheduled interest payable, were issued, in conjunction with draws from the revolving credit facility to repay the unsubordinated term loans.  Upon retirement of the unsubordinated term loans, the Company expensed debt issuance costs of $6.5 million related to the unsubordinated term loans.

The balance of the Senior Notes is net of debt issuance costs of $3.8 million and $4.3 million as of June 30, 2024 and December 31, 2023, respectively. The Senior Notes do not require principal payments until maturity, but prepayments are allowed without penalty beginning February 1, 2025.

In September 2017, ATSG issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the 2017 Convertible Notes) in a private offering to qualified institutional buyers pursuant to Rule 144A under the 1933 Act. The 2017 Convertible Notes bear interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. The 2017 Convertible Notes mature on October 15, 2024, unless repurchased or converted in accordance with their terms prior to such date. The 2017 Convertible Notes are unsecured indebtedness, subordinated to the Company’s existing and future secured indebtedness and other liabilities, including trade payables. Conversion of the 2017 Convertible Notes can only occur upon satisfaction of certain conditions and during certain periods, beginning any calendar quarter commencing after December 31, 2017 and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon the occurrence of certain fundamental changes, holders of the 2017 Convertible Notes can require the Company to repurchase their notes for a cash repurchase price equal to the principal amount of the notes, plus any accrued and unpaid interest.

     In the event of conversion of the 2017 Convertible Notes, a combination settlement method involving a combination of common shares and cash would be applicable.  The initial conversion rate is 31.3475 common shares per $1,000 principal amount of 2017 Convertible Notes (equivalent to an initial conversion price of approximately $31.90 per common share). If a “make-whole fundamental change” (as defined in the offering circular with the Convertible Notes) occurs, ATSG will, in certain circumstances, increase the conversion rate for a specified period of time.

In conjunction with the 2017 Convertible Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of ATSG common shares (8.1 million shares at that time) and same strike price ($31.90) that underlie the 2017 Convertible Notes. The convertible note hedges are expected to reduce the potential equity dilution with respect to ATSG common shares, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2017 Convertible Notes. The Company’s current intent and policy is to settle all Note conversions through a combination settlement which satisfies the principal amount of the 2017 Convertible Notes outstanding with cash.

The carrying value of the Company’s convertible debt is shown below (in thousands):

	2017 Convertible Notes	2023 Convertible Notes	Total Convertible Notes
Principal Value December 31, 2023	54,225	400,000	454,225
Unamortized issuance cost	(55)	(8,796)	(8,851)
Convertible Debt June 30, 2024	54,170	391,204	445,374

In conjunction with the offering of the 2017 Convertible Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments.

On August 14, 2023, the Company repurchased outstanding 2017 Convertible Notes having a principal value of $204.5 million in the open market, reducing the 2017 Convertible Notes carrying value to $54.2 million. The Company recognized a net pre-tax gain of $1.3 million, net of fees, which was recorded under net gain of financial instruments on the income statement during the corresponding period. In conjunction with the repurchase of the 2017 Convertible Notes the Company settled a pro-rata portion of the related warrants and note hedges and received $1.3 million in net cash proceeds. The share quantity of the convertible note hedges and warrants were each 1.7 million shares, at June 30, 2024.

NOTE G—DERIVATIVE INSTRUMENTS

The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (in thousands):

		June 30, 2024		December 31, 2023
	Stated		Market		Market
	Interest	Notional	Value	Notional	Value
Expiration Date	Rate	Amount	(Liability)	Amount	(Liability)
March 31, 2026	3.793%	50,000	697	50,000	237
March 31, 2026	3.836%	50,000	723	50,000	189
June 30, 2026	4.257%	50,000	224	50,000	(525)
June 30, 2026	4.185%	50,000	294	50,000	(430)

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in SOFR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded pre-tax gains on derivatives of $0.2 million and $2.5 million for the three- and six-month periods ended June 30, 2024, respectively, compared to $2.1 million and $1.1 million for the corresponding periods in 2023. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases property, aircraft, aircraft engines and other types of equipment under operating leases. The Company’s airlines operate 17 freighter aircraft provided by customers and six passenger aircraft leased from external companies. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to nine years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.

The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the six months ended June 30, 2024 and 2023, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $23.8 million and $1.0 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company’s weighted-average discount rate for operating leases at June 30, 2024 and December 31, 2023 was 5.3% and 4.0%, respectively. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.3 years and 3.9 years as of June 30, 2024 and December 31, 2023, respectively.

For the six months ended June 30, 2024 and 2023, cash payments against operating lease liabilities were $11.9 million and $13.2 million, respectively. As of June 30, 2024, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2024	$14,092
2025	20,554
2026	13,959
2027	9,441
2028	7,219
2029 and beyond	10,189
Total undiscounted cash payments	75,454
Less: amount representing interest	(8,398)
Present value of future minimum lease payments	67,056
Less: current obligations under leases	21,465
Long-term lease obligation	$45,591

Purchase Commitments

The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of June 30, 2024, the Company owned 12 Boeing 767-300 aircraft, six Airbus A321-200 aircraft and five Airbus A330 aircraft that were in or awaiting the modification process. As of June 30, 2024, the Company has agreements to purchase two more Boeing 767-300 aircraft and one Airbus A330-300 passenger aircraft through 2025. As of June 30, 2024, the Company’s commitments to acquire aircraft and convert these aircraft totaled $300.8 million, including estimated payments of $56.7 million through the remainder of 2024 and the remaining payments through 2028. Actual conversion payments will be based on the achievement of progress milestones.  The Company also has access to 26 additional slots for aircraft modifications with inductions between 2025 and the end of 2028.  The Company’s costs related to such aircraft modifications could vary based on the Company’s election to utilize the modification slot, the timing of such election, the aircraft type and the vendor.

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

Other

In addition to the foregoing matters, the Company is also a party to legal proceedings in various federal and state jurisdictions from time to time arising out of the operation of the Company’s business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, the Company believes that its ultimate liability, if any, arising from pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to its financial condition or results of operations.

Employees Under Collective Bargaining Agreements

As of June 30, 2024, the flight crewmember employees of ABX, ATI and OAI and flight attendant employees of ATI and OAI were represented by the labor unions listed below:

		Percentage of
		the Company’s
Airline	Labor Agreement Unit	Employees
ABX	International Brotherhood of Teamsters	5.2%
ATI	Air Line Pilots Association	11.7%
OAI	International Brotherhood of Teamsters	6.5%
ATI	Association of Flight Attendants	0.8%
OAI	Association of Flight Attendants	7.1%

In addition, OAI has less than 20 flight dispatchers that are represented by a recognized labor unit and entered into a collective bargaining agreement in July 2024.

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

ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the six-month periods ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$5	$13	$—	$—	$10	$26
Interest cost	6,614	8,631	23	33	13,228	17,262	46	66
Expected return on plan assets	(8,122)	(10,192)	—	—	(16,244)	(20,384)	—	—
Amortization of net loss	2,594	4,745	(24)	—	5,188	9,490	(47)	—
Net periodic benefit cost (income)	$1,086	$3,184	$4	$46	$2,172	$6,368	$9	$92

During the six-month period ended June 30, 2024, the Company made contributions to the pension plans of $1.2 million. The Company expects to contribute an additional $0.2 million during the remainder of 2024.

NOTE J—INCOME TAXES

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2024 have been estimated utilizing a rate of 26% based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the granting of warrants, aircraft leasing efforts under an Irish subsidiary, and other items can have an impact on the effective rate during a period.

As a result of these differences in which expenses and benefits for tax purposes are different than required by GAAP, the Company’s effective tax rate for the six months ended June 30, 2024 was 31%. The final effective tax rate for the year 2024 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, executive compensation and other items.

The Company has operating loss carryforwards for U.S. federal income tax purposes. Management expects to utilize the loss carryforwards to offset federal income tax liabilities in the future. Due to the Company’s deferred tax assets, including its loss carryforwards, cash payments for income taxes will be limited through 2025. The Company is required to pay some federal tax due to loss carryforward usage limitations and certain state and local income taxes.

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes the following items by components for the six-month periods ended June 30, 2024 and 2023 (in thousands):

	Defined Benefit	Defined Benefit	Foreign Currency
	Pension	Post-Retirement	Translation	Total
Balance as of March 31, 2023	$(99,713)	$36	$(20)	$(99,697)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	20	20
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	4,745	—	—	4,745
Income Tax (Expense) or Benefit	(1,080)	—	—	(1,080)
Other comprehensive income (loss), net of tax	3,665	—	20	3,685
Balance as of June 30, 2023	$(96,048)	$36	$—	$(96,012)

Balance as of January 1, 2023	$(103,418)	$36	$(20)	$(103,402)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	20	20
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	9,490	—	—	9,490
Income Tax (Expense) or Benefit	(2,120)	—	—	(2,120)
Other comprehensive income (loss), net of tax	7,370	—	20	7,390
Balance as of June 30, 2023	$(96,048)	$36	$—	$(96,012)

Balance as of March 31, 2024	$(55,947)	$485	$—	$(55,462)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	2,594	(24)	—	2,570
Income Tax (Expense) or Benefit	(610)	6	—	(604)
Other comprehensive income (loss), net of tax	1,984	(18)	—	1,966
Balance as of June 30, 2024	$(53,963)	$467	$—	$(53,496)

Balance as of January 1, 2024	$(57,931)	$502	$—	$(57,429)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	5,188	(47)	—	5,141
Income Tax (Expense) or Benefit	(1,220)	12	—	(1,208)
Other comprehensive income (loss), net of tax	3,968	(35)	—	3,933
Balance as of June 30, 2024	$(53,963)	$467	$—	$(53,496)

NOTE L—STOCK-BASED COMPENSATION

The Board has granted stock-based incentive awards to certain employees and directors pursuant to a long-term incentive plan which was approved by the Company’s stockholders in May 2005 and in May 2015. Employees have been awarded non-vested restricted stock, non-vested stock units with performance conditions, and non-vested stock units with market conditions. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the grant date. The non-vested stock units will be converted into a number of ATSG common shares depending on the satisfaction of the performance conditions or market conditions at the end of a specified service period, which is typically three years from the grant date. The performance condition awards will be converted into a number of ATSG common shares based on the Company’s average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of common shares depending on the appreciation of ATSG common shares compared to the Nasdaq Transportation Index. Directors have been granted time-based awards that vest after a period of 12 months. Under each of the stock-based incentive awards, the restrictions may lapse sooner than the stated settlement period upon (1) the participant’s death or disability, (2) an employee participant’s qualification for retirement or (3) a change in control, in the case of an employee participant under the 2015 long-term incentive plan, or a business combination, in the case of a director participant under the 2005 or 2015 long-term incentive plan. The Company expects to settle all of the stock unit awards by issuing new ATSG common shares. The table below summarizes award activity for the six months ended June 30, 2024 and 2023:

	June 30, 2024		June 30, 2023
		Weighted		Weighted
		average		average
	Number of	grant-date	Number of	grant-date
	Awards	fair value	Awards	fair value
Outstanding at beginning of period	1,066,784	$20.19	929,205	$21.83
Granted	970,367	12.43	577,598	21.35
Converted	(108,231)	23.69	(192,028)	21.04
Expired	(8,400)	12.57	(1,600)	22.03
Forfeited	(112,733)	17.33	(9,200)	25.35
Outstanding at end of period	1,807,787	$16.03	1,303,975	$21.70
Vested	466,643	$10.32	346,565	$9.78

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

For the six months ended June 30, 2024 and 2023, the Company recorded expense of $4.5 million and $4.2 million respectively, for stock-based incentive awards. At June 30, 2024, there was $14.0 million of unrecognized expense related to the stock-based incentive awards that is expected to be recognized over a weighted-average period of 1.6 years. As of June 30, 2024, none of the awards were convertible, 466,643 units of the directors’ time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in the issuance of a maximum number of 2,306,387 additional outstanding shares of ATSG common stock depending on service, performance and market results through December 31, 2026.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE

Earnings per Share

The calculation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Earnings from continuing operations - basic	$7,428	$38,022	$16,047	$58,163
Gain from stock warrants revaluation, net of tax	$—	$—	$—	$(148)
Convertible debt interest charge, net of tax	$158	$780	$317	$1,556
Earnings from continuing operations - diluted	$7,586	$38,802	$16,364	$59,571

Denominator:
Weighted-average shares outstanding for basic earnings per share	65,028	70,722	65,000	71,259
Common equivalent shares:
Effect of stock-based compensation awards and warrants	573	682	568	1,906
Effect of convertible debt	1,700	8,111	1,700	8,111
Weighted-average shares outstanding assuming dilution	67,301	79,515	67,268	81,276
Basic earnings per share from continuing operations	$0.11	$0.54	$0.25	$0.82
Diluted earnings per share from continuing operations	$0.11	$0.49	$0.24	$0.73

Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 727,954 shares and 482,010 shares of restricted stock for 2024 and 2023, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.  The warrants granted to a customer (see Note C to the accompanying unaudited condensed consolidated financial statements) as of June 30, 2024, would have resulted in 27.6 million additional shares of the common stock if the warrants were settled by tendering cash.

The determination of diluted earnings per share requires the exclusion of the fair value re-measurement of the stock warrants recorded as a liability (see Note C to the accompanying unaudited condensed consolidated financial statements), if such warrants have an anti-dilutive effect on earnings per share. The dilutive effect of the weighted-average diluted shares outstanding is calculated using the treasury method for periods in which equivalent shares have a dilutive effect on earnings per share. Under this method, the number of diluted shares is determined by dividing the assumed proceeds of the warrants recorded as a liability by the average stock price during the period and comparing that amount with the number of corresponding warrants outstanding.

NOTE N—SEGMENT AND REVENUE INFORMATION

The Company operates in two reportable segments. The CAM segment consists of the Company’s aircraft and engine leasing operations. The ACMI Services segment consists of the Company’s airline operations, including CMI agreements as well as ACMI, charter service and passenger service agreements that the Company has with its customers. The Company’s aircraft maintenance services, aircraft modification services, ground services and other support services, are not large enough to constitute reportable segments and are combined in All other. Intersegment revenues are valued at arms-length market rates.

The Company’s segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total revenues:
CAM	$104,469	$111,378	$210,018	$223,422
ACMI Services	338,179	366,187	662,003	700,314
All other	97,640	110,789	206,680	221,377
Eliminate inter-segment revenues	(51,878)	(59,015)	(104,774)	(114,679)
Total	$488,410	$529,339	$973,927	$1,030,434
Customer revenues:
CAM	$78,498	$84,194	$158,090	$167,352
ACMI Services	338,168	366,179	661,878	700,292
All other	71,744	78,966	153,959	162,790
Total	$488,410	$529,339	$973,927	$1,030,434

The Company’s external customer revenues from other activities for the three- and six-month periods ended June 30, 2024, and 2023 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Aircraft maintenance, modifications and part sales	$36,573	$39,165	$76,921	$81,238
Ground services	22,234	24,987	45,455	48,652
Other, including aviation fuel sales	12,937	14,814	31,583	32,900
Total customer revenues	$71,744	$78,966	$153,959	$162,790

During the three- and six-month periods ended June 30, 2024, the Company recognized $3.3 million and $4.8 million, respectively, of non-lease revenue that was reported as deferred revenue at the beginning of the applicable period, compared to $12.2 million and $6.5 million for the comparable periods in 2023. Current deferred revenue of $14.8 million and $4.5 million as of June 30, 2024 and December 31, 2023, respectively, for contracts with customers is derived from other activities as described above. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $6.2 million as of June 30, 2024 compared to $8.7 million as of December 31, 2023. Cash will be collected over the term of the multi-year agreement based on number cycles per period while revenue is recognized as parts are provided for engine maintenance services. This may result in a contract asset or liability based on the timing of engine maintenance services.

CAM’s leases do not contain residual guarantees. Approximately 17% of CAM’s leases to external customers contain purchase options at projected market values. As of June 30, 2024, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $146.6 million for the remainder of 2024, and $272.5 million, $247.7 million, $218.7 million and $183.8 million, respectively, for each of the next four years ending December 31, 2028 and $267.1 million thereafter. CAM’s external customer revenues for non-lease activities were $5.0 million and $9.9 million for the three- and six-month periods ended June 30, 2024 and 2023, respectively, for engine services and the sale of spare engine parts compared to $8.7 million and $15.4 million during the comparable periods in the prior year

The Company’s other segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Depreciation and amortization expense:
CAM	$66,894	$58,091	$132,267	$118,488
ACMI Services	24,375	23,835	48,624	47,456
All other	610	765	1,368	1,475
Total	$91,879	$82,691	$182,259	$167,419
Interest expense
CAM	14,699	10,908	29,979	20,930
ACMI Services	5,478	5,058	10,971	10,016
Customer incentive contra revenue
CAM	3,097	3,903	6,193	8,933
ACMI Services	4,076	816	4,892	1,608
Segment earnings (loss):
CAM	$15,247	$31,020	$28,656	$65,220
ACMI Services	(7,076)	24,054	(10,561)	21,643
All other	2,973	(1,299)	5,280	(645)
Net unallocated interest expense	(1,008)	(526)	(1,984)	(1,036)
Net gain on financial instruments	2,946	1,818	5,301	78
Other non-service components of retiree benefit costs, net	(1,086)	(3,218)	(2,171)	(6,436)
Loss from non-consolidated affiliate	(1,254)	(2,107)	(1,333)	(2,513)
Pre-tax earnings from continuing operations	$10,742	$49,742	$23,188	$76,311

The Company’s assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	June 30,	December 31,
	2024	2023
Assets:
CAM	$2,875,527	$2,885,508
ACMI Services	917,690	828,703
All other	146,268	167,879
Total	$3,939,485	$3,882,090

During the six months ended June 30, 2024, the Company had capital expenditures for property and equipment of $41.9 million and $131.5 million for the ACMI Services and CAM, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been prepared with reference to the historical financial condition and results of operations of ATSG and its subsidiaries. The MD&A describes the principal factors affecting our results of operations, financial condition, cash flow, liquidity and capital resources. The MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) contained in this Form 10-Q and the audited consolidated financial statements and related notes prepared in accordance with GAAP contained in our 2023 Form 10-K.

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

Our other business operations, which primarily provide support services to the transportation industry, include providing aircraft maintenance and modification services to customers, cargo load transfer and sorting services as well as related equipment maintenance services. These operations do not constitute reportable segments and are reported in “All other.”

At June 30, 2024, we owned 108 Boeing aircraft and three Airbus aircraft that were in revenue service. We owned two Boeing 767-300 freighter aircraft not in revenue service having been returned from lease and that are expected to be re-leased later in 2024.  We also owned 12 Boeing 767-300 aircraft, six Airbus 321-200 aircraft and five Airbus A330 aircraft, either undergoing or awaiting induction into the freighter conversion process at June 30, 2024. In addition to these aircraft, we leased six passenger aircraft from third parties and operated 17 freighter aircraft provided by customers for whom we provide services under CMI agreements.

Customers

Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL. Revenues from our commercial arrangements with ASI comprised approximately 32% and 34% of our consolidated revenues during the six-month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we leased 30 Boeing 767 freighter aircraft to ASI with lease expirations between 2026 and 2031.  The aircraft lease terms typically range from 5 to 10 years. Under our air transportation services agreement, we operate those aircraft for ASI and we operate 11 other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.

On May 6, 2024, we entered into the 3rd A&R ATSA to operate 10 additional Boeing 767-300 freighter aircraft to be provided by ASI, with the potential to add up to 10 additional Boeing 767-300 freighter aircraft. The first of the initial group of 10 aircraft began operating in July 2024 with the balance of that group to be delivered through November 2024. The initial term of the 3rd A&R ATSA runs through May 6, 2029.  Also on May 6, 2024, in conjunction with the 3rd A&R ATSA, we agreed to issue additional warrants to Amazon and modify provisions of certain existing warrants.  See Note C to the accompanying unaudited condensed consolidated financial statements for additional information regarding the agreements with ASI.

DHL comprised 13% and 13% of our consolidated revenues during the six-month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we leased 14 Boeing 767 freighter aircraft to DHL composed of one Boeing 767-200 aircraft and 13 Boeing 767-300 aircraft, with expirations between 2025 and 2031. Ten of the 14 Boeing 767 aircraft were being operated by our airlines for DHL. Additionally, we operated six Boeing 767 aircraft that were provided by DHL.

The DoD comprised 31% and 30% of our consolidated revenues during the six-month periods ended June 30, 2024 and 2023 respectively, derived primarily from operating passenger and combi charter flights. We utilize our fleet of 15 passenger aircraft to operate troop movement flights for the DoD. We also operate our four combi aircraft for the DoD, which are capable of simultaneously carrying cargo and passengers on the main deck. We have been providing services to the DoD since the 1990s, typically under one-year agreements.

RESULTS OF OPERATIONS

Revenue and Earnings Summary

External customer revenues from continuing operations decreased by $40.9 million, or 8%, to $488.4 million and $56.5 million, or 5%, to $973.9 million during the three- and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023. Customer revenues during the first six months of 2024 decreased as a result of lower revenues from Boeing 767-200 aircraft leases, an engine power program related to such 767-200 aircraft leases and flying for customers’ delivery networks.

The consolidated earnings from continuing operations were $7.4 million and $16.0 million for the three- and six-month periods ended June 30, 2024, respectively, compared to $38.0 million and $58.2 million for the corresponding periods in the prior year. The pre-tax earnings from continuing operations were $10.7 million and $23.2 million for the three- and six-month periods ended June 30, 2024, respectively, compared to $49.7 million and $76.3 million for the corresponding periods in the prior year. Earnings were affected by the following events and items that do not directly reflect our underlying operations among the periods presented. Pre-tax earnings from continuing operations included:

•

gains of $2.9 million and $5.3 million for the three- and six-month periods ended June 30, 2024, respectively, for financial instrument valuations, including interest rate swaps and instruments granted to Amazon compared to $1.8 million and $0.1 for the same periods in the prior year.

•

$7.2 million and $11.1 million for the three- and six-month periods ended June 30, 2024, respectively, for the amortization of customer incentives given to Amazon in the form of warrants compared to $4.7 million and $10.5 for the same periods in the prior year.

•

losses of $1.1 million and $2.2 million for the three- and six-month periods ended June 30, 2024, respectively, for non-service components of retiree benefit plans compared to $3.2 million and $6.4 million for the same periods in the prior year.

•

costs of $1.3 million and $1.3 million for the three- and six-month periods ended June 30, 2024 , respectively, for our share of joint venture results, including engineering costs for the development of an aircraft modification for the Airbus A321 aircraft type compared to losses of $2.1 million and $2.5 million for the same periods in the prior year.

•

gains of less than $0.1 million and losses of less than $0.1 million for the three- and six-month periods ended June 30, 2023, respectively, net of related insurance recoveries for the costs which occurred as a direct result of a foam release after a hangar’s fire suppression system malfunctioned during 2022.

After removing the effects of these events and items, adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure (see the reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations in the following table), were $17.3 million and $32.5 million for three- and six-month periods ended June 30, 2024 compared to $57.9 million and $95.7 million for the corresponding periods in 2023.  Adjusted pre-tax earnings from continuing operations for the three- and six-month periods ended June 30, 2024 decreased $40.6 million and $63.2 million, respectively, due to lower earnings from Boeing 767-200 aircraft leases and a related engine power program, lower earnings from our airline operations, as well as higher interest expense and depreciation expense, most of which are reflected in our CAM segment.  Revenues and block hours flown for customers’ delivery networks and for contracted passenger flying resulted in lower earnings for ACMI Services compared to the same periods of the previous year.

A summary of our revenues from continuing operations, pre-tax earnings from continuing operations and adjusted pre-tax earnings from continuing operations, as well as a reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations, is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$107,566	$115,281	$216,211	$232,355
Customer incentive	(3,097)	(3,903)	(6,193)	(8,933)
Total CAM	104,469	111,378	210,018	223,422
ACMI Services
ACMI services revenue	342,255	367,003	666,895	701,922
Customer incentive	(4,076)	(816)	(4,892)	(1,608)
Total ACMI Services	338,179	366,187	662,003	700,314
Other Activities	97,640	110,789	206,680	221,377
Total Revenues	540,288	588,354	1,078,701	1,145,113
Eliminate internal revenues	(51,878)	(59,015)	(104,774)	(114,679)
Customer Revenues	$488,410	$529,339	$973,927	$1,030,434

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$15,247	$31,020	$28,656	$65,220
ACMI Services, interest expense	(7,076)	24,054	(10,561)	21,643
Other Activities	2,973	(1,299)	5,280	(645)
Net unallocated interest expense	(1,008)	(526)	(1,984)	(1,036)
Net financial instrument re-measurement gain	2,946	1,818	5,301	78
Other non-service components of retiree benefits costs, net	(1,086)	(3,218)	(2,171)	(6,436)
Loss from non-consolidated affiliate	(1,254)	(2,107)	(1,333)	(2,513)
Pre-Tax Earnings from Continuing Operations	10,742	49,742	23,188	76,311
Add other non-service components of retiree benefit costs, net	1,086	3,218	2,171	6,436
Add charges for non-consolidated affiliates	1,254	2,107	1,333	2,513
Add contra-revenue from customer incentive	7,173	4,719	11,085	10,541
Add net gain on financial instruments	(2,946)	(1,818)	(5,301)	(78)
Add net charges for hangar foam incident	—	(28)	—	13
Adjusted Pre-Tax Earnings from Continuing Operations (non-GAAP)	$17,309	$57,940	$32,476	$95,736

We define adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure, as pre-tax earnings from continuing operations excluding the following: (i) non-service components of retiree benefit costs; (ii) gains and losses for the fair value re-measurement of financial instruments including warrants issued to Amazon; (iii) customer lease incentive amortization; (iv) gains and losses from non-consolidated joint ventures; and (v) charges related to the discharge of a fire suppression system in the Company’s aircraft hangar, net of related insurance recoveries. We exclude these items from pre-tax earnings from continuing operations because they are distinctly different in their predictability or not closely related to our ongoing operating activities. Management uses adjusted pre-tax earnings from continuing operations to compare the performance of core operating results between periods. Presenting this non-GAAP financial measure provides management and investors with a comparative metric of fundamental operations while highlighting changes to certain items among periods. Adjusted results should not be considered in isolation or as a substitute for analysis of the Company’s results as calculated and reported under GAAP.

Aircraft Fleet Summary

Our fleet of cargo and passenger aircraft is summarized in the following table as of June 30, 2024, and December 31, 2023. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At June 30, 2024, we owned 12 Boeing 767-300 aircraft, six Airbus A321-200 aircraft and five Airbus A330 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.  As of June 30, 2024, we also owned two Boeing 767-300 freighter aircraft staging for future lease.

Aircraft fleet activity during the first six months of 2024 is listed below:

•	CAM completed the modification of four Boeing 767-300 freighter aircraft purchased in the previous year. The aircraft are leased to external customers under multi-year leases.

•	CAM leased one Boeing 767-300 freighter aircraft ATI.

•	CAM leased one Boeing 767-200 freighter aircraft to an external customer under a multi-year lease.

•	OAI returned one Boeing 767-300 passenger aircraft to CAM, and CAM leased this aircraft to an external customer under a multi-year lease.

•	CAM sold one Boeing 767-200 freighter aircraft to an external lessee.

•	ABX returned one Boeing 767-200 freighter aircraft to CAM, and CAM sold this aircraft to an external customer.

•

External customers returned seven Boeing 767-200 freighter aircraft to CAM.  Three of these aircraft were leased to ABX and one was leased to ATI.  One aircraft was sold to a different external customer.  The remaining two aircraft have currently been removed from service and their parts and engines will be used to support the fleet, re-leased to customers or possibly sold.

•	An external customer returned one Boeing 767-300 freighter aircraft to CAM. This aircraft has been leased to ABX.

•	OAI began leases of two Boeing 767-300 passenger aircraft from an external lessor.

•

CAM purchased four Boeing 767-300 passenger aircraft. One of these aircraft along with another Boeing 767-300 passenger aircraft purchased in 2023 were sold to an external customer.  These remainder of the aircraft purchased in 2024 are expected to be converted into standard freighter configuration and leased to external customers during 2025 or 2026.

•

CAM purchased two Airbus A330 passenger aircraft for the purpose of converting them into a standard freighter configuration. These aircraft are expected to be leased to an external customer during 2025.

•	ATI began to operate one customer-provided Boeing 767-300 freighter aircraft.

	June 30, 2024			December 31, 2023
	ACMI			ACMI
	Services	CAM	Total	Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	7	9	16	4	16	20
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	4	74	78	2	71	73
Boeing 767-300 Passenger	4	1	5	5	—	5
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4
Airbus A321-200 Freighter	—	3	3	—	3	3
	24	87	111	20	90	110
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	5	—	5	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2
Boeing 767-300 Freighter	15	—	15	14	—	14
Total	23	—	23	20	—	20
Other aircraft
Owned Boeing 767-300 under or awaiting modification	—	12	12	—	14	14
Owned Airbus A321-200 under or awaiting modification	—	6	6	—	6	6
Owned Airbus A330 under or awaiting modification	—	5	5	—	3	3
Boeing 767 available for lease	—	2	2	—	4	4

As of June 30, 2024, ABX, ATI and OAI were leasing 24 in-service aircraft internally from CAM for use in ACMI Services. Of CAM’s nine externally leased Boeing 767-200 freighter aircraft, one was leased to DHL and operated by ABX and eight were leased to other external customers. Of the 74 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ABX or ATI, nine were leased to DHL and operated by ABX, four were leased to DHL and were being operated by a DHL-affiliated airline and 31 were leased to other external customers. The carrying values of the total in-service fleet as of June 30, 2024 and December 31, 2023 were $1,966.0 million and $1,898.7 million, respectively. Additionally, we own several Boeing 767 airframes that are not in service condition. These aircraft are being used to support our in-service Boeing fleet with engines and aircraft parts or are being marketed for possible sale.

CAM

CAM’s revenues from external customers totaled $78.5 million and $158.1 million for the three- and six-month periods ended June 30, 2024, respectively, compared to $84.2 million and $167.4 million for the same periods in the prior year. CAM’s revenues from our airlines totaled $26.0 million and $51.9 million during the three- and six-month periods ended June 30, 2024 , respectively, compared to $27.2 million and $56.1 million for the same periods in the prior year. CAM’s aircraft leasing and related services revenues, which exclude customer lease incentive amortization, decreased $7.7 million and $16.2 million for the three- and six-month periods ended June 30, 2024, compared to the corresponding periods in 2023. Revenues during 2024 were reduced by the scheduled returns of Boeing 767-200 freighter aircraft from lease and lower hours flown by engines in our Boeing 767-200 engine power program. Since July 1, 2023, CAM added eleven Boeing 767-300 freighter aircraft and three Airbus A321-200 freighters to its portfolio and placed all 14 of these aircraft with external customers under long-term leases. During that same time period, nine 767-200 freighters and four 767-300 freighters were returned from leases from external customers. CAM’s revenues from its 767-200 engine power program decreased $6.1 million and $13.4 million for the three- and six-month periods ended June 30, 2024, respectively, compared to the corresponding periods of 2023, due primarily to the reduction in leased 767-200 aircraft.

CAM’s pre-tax earnings, inclusive of internally allocated interest expense, were $15.2 million and $28.7 million for the three- and six-months ended June 30, 2024, respectively, compared to $31.0 million and $65.2 million for the same period in the prior year. CAM’s earnings were negatively impacted by the reduction in 767-200 freighter lease and engine power program revenues.  Additionally, depreciation expense increased $8.8 million and $13.8 million for the three- and six-months ended June 30, 2024, respectively, primarily due to the 14 new aircraft placed into service since July 1, 2023.  Reduced earnings also included $3.8 million and $9.1 million more internally allocated interest expense for the three- and six-months ended June 30, 2024, respectively, due to higher company-wide interest expense.

During the first half of 2024, CAM leased four freighter aircraft externally and one aircraft to an internal airline.  CAM’s future operating results will depend on a number of factors including additional aircraft deployments, the continued demand from lessees for mid-sized widebody freighters, our ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers and the lease rates under which aircraft are redeployed or renewed. Our CAM fleet projections for 2024 are described below by aircraft type:

•

CAM has two Boeing 767-300 freighter aircraft available for lease and 12 Boeing 767-300 aircraft subject to freighter modification as of June 30, 2024. CAM plans to complete the modification of five more Boeing 767-300 aircraft during 2024. Since June 30, 2024, CAM has placed four more Boeing 767-300 freighter aircraft under long-term external leases, committed a fifth aircraft to an external customer and is marketing two more for lease during 2024.

•

CAM expects to complete the freighter modification of the six Airbus A321 aircraft that were subject to freighter modification as of June 30, 2024. CAM has a customer commitment for one of these aircraft and is currently marketing the remaining five for lease to external customers. CAM does not have commitments to acquire more Airbus A321 aircraft at this time. The U.S. FAA, the Civil Aviation Administration of China and aviation regulators in Europe have certified the design of the modified Airbus A321 that CAM utilizes to convert the passenger aircraft to a freighter via its joint venture.

•

In addition to the five Airbus A330 aircraft that CAM owned at June 30, 2024, CAM is scheduled to purchase one more Airbus A330 passenger aircraft during 2024. CAM expects to complete the freighter modification for two of these Airbus A330 aircraft, and these two aircraft are committed to long-term leases with external customers beginning in 2024.

•	During the remainder of 2024, CAM has two Boeing 767-300 aircraft leases scheduled to expire. CAM also plans to remove one more Boeing 767-200 from service during the remainder of 2024.

CAM’s future operating results will also depend on depreciation expense for newly modified aircraft as an aircraft reaches service condition, the sale price of aircraft which could be sold, interest expense, revenues from the utilization of the engines that power our Boeing 767-200 aircraft and other factors. Further, certain airline customers serving international routes have in recent times experienced and could further experience a weakness in demand from the large integrators and markets they serve. This could lead to a disruption in our expected revenues and cash remittances from one or more customers. CAM’s pre-tax earnings are subject to changes from market interest rates and our level of debt. Changes to market conditions could affect the demand for modified aircraft or the projected returns on our fleet expansion from the outcomes currently expected, and further, management may take additional actions such as the further deferral or cancellation of planned growth investments or the divestiture of certain aircraft.

ACMI Services

Total revenues from ACMI Services decreased $28.0 million and $38.3 million compared to 2023 for the three- and six-month periods ended June 30, 2024, respectively, to $338.2 million and $662.0 million. During the three- and six-month periods ended June 30, 2024, block hours flown for our customers’ delivery networks decreased 11% and 7%, respectively, compared to the corresponding periods in 2023 reflecting to the removal of certain Boeing 767-200 aircraft and fewer international flights. Block hours for passenger services during the three- and six-month periods ended June 30, 2024, including operation of Boeing 757 combi aircraft decreased 4% and 2%, respectively, compared to the corresponding periods of 2023.  Revenues for ACMI Services were also reduced by $3.2 million for more customer incentive charges for the three- and six-months periods ended June 30, 2024 compared to the corresponding periods in 2023 for additional stock warrants granted to Amazon in May of 2024.  (See Note C to the accompanying unaudited condensed consolidated financial statements).

ACMI Services had pre-tax losses of $7.1 million and $10.6 million during the three- and six-month periods ended June 30, 2024, respectively, compared to pre-tax earnings of $24.1 million and $21.6 million for the corresponding periods of 2023 inclusive of internally allocated interest expense. In addition to the lower flying levels and reduced revenues, ACMI Services experienced increased expenses for maintenance, travel and ground service rates.  The decline in earnings during 2024 reflects the reduced operations for our customers' delivery networks’ during 2024 compared to the first six months of 2023. We operated one fewer freighter aircraft in ACMI Services since July 1, 2023.

During the second half of 2024, we expect ACMI Services revenues to increase for 10 additional customer-provided Boeing 767-300 aircraft that will be added to our flight operations for ASI.  We also expect revenues to increase for customer rate increases.  Additionally, we are taking steps to reduce employee turnover, and such reductions are expected to result in lower operating costs.  Profitability in ACMI Services will depend on a number of factors, including customer flight schedules, the impact of inflation on operating expenses, customer billing rates, crewmember productivity and pay, employee attrition, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.  The aircraft additions will require start-up expenses and may impact our operational performance in the near term.  The war in Israel and conflicts in other parts of the world may also affect our operations, reducing the number of flights that we operate for the DoD and other customers.

Other Activities

External customer revenues from all other activities decreased $7.3 million and $8.8 million for the three- and six-month periods ended June 30, 2024, respectively, compared to the corresponding periods of 2023.  External aircraft maintenance revenues declined during the second quarter of 2024 compared to 2023 while aircraft maintenance resources were applied to more internally billed projects. Pre-tax earnings from other activities were $3.0 million and $5.3 million for the three- and six-month periods ended June 30, 2024, respectively, compared to pre-tax losses of $1.3 million and $0.6 million for the same periods in the prior year. The increase in earnings during 2024 reflects a revenue mix of higher margin airframe maintenance contracts instead of lower margin line maintenance revenues and lower employee turnover.  Additionally, lower overhead expense during 2024 contributed to improved earnings compared to the previous year.

Expenses from Continuing Operations

Salaries, wages and benefits expense decreased $6.4 million or 4% and $11.6 million or 3% during the three- and six-month periods ended June 30, 2024, respectively, compared to the corresponding periods in 2023.  The decline in expense is due primarily to the decrease in total employees in the first six months of 2024 compared to 2023. Inflationary pressures and employee attrition may continue to impact wages in the future.

Depreciation and amortization expense increased $9.2 million and $14.8 million during the three- and six-month periods ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The increase reflects incremental depreciation for 14 newly converted aircraft added to its operating fleet since July 1, 2023. Increased depreciation from newly converted aircraft was partially offset by lower depreciation for our fleet of Boeing 767-200 aircraft.  We expect depreciation expense to continue to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.

Maintenance, materials and repairs expense decreased by $3.7 million and increased by $2.3 million during the three- and six-month periods ended June 30, 2024, respectively, compared to the corresponding periods in 2023. This expense line includes the cost of materials and repairs to maintain aircraft and engines, as well as similar costs for providing maintenance services to customers. The year-to-date increase reflects an increase in scheduled airframe maintenance, part repairs and engine repairs. The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.

Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services.  Contracted ground and aviation services increased $2.0 million and remained flat during the three- and six-month periods ended June 30, 2024, respectively, compared to the corresponding periods in 2023.  Contracted ground and aviation services have been impacted by price inflation in recent years.  Contracted ground and aviation services can vary with airport destinations and the level of passenger airline operations from period to period.

Fuel expense decreased by $1.7 million and $4.9 million during the three- and six-month periods ended June 30, 2024, respectively, compared to the corresponding periods in 2023. Fuel expense includes the cost of fuel to operate DoD flights, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel we resell to customers at the airport in Wilmington, Ohio. For the three- and six-month periods ended June 30, 2024, the decrease in fuel expense reflects a decrease in block hours flown and a decrease in the price of fuel.

Other operating expenses decreased by $2.0 million and $4.7 million during the three- and six-month periods ended June 30, 2024, respectively, compared to the corresponding periods in 2023.  Other operating expenses for 2024 include decreases for professional fees and precautionary expense related to COVID prevention.

Other Income, Adjustments and Expenses

Interest expense increased by $4.7 million and $11.0 million during the three- and six-month periods ended June 30, 2024, respectively, compared to the corresponding periods in 2023.  Interest rates under our Senior Credit Agreement increased year over year. Additionally, during August 2023 we issued $400.0 million of unsecured convertible notes bearing interest at 3.875%, proceeds from which were used in part to replace $204.5 million of convertible notes bearing 1.125% which were set to mature in 2024.

We recorded unrealized pre-tax gains on financial instrument re-measurements of $2.9 million and $5.3 million during the three- and six-month periods ended June 30, 2024, respectively, compared to $1.8 million and $0.1 million for the corresponding periods in 2023. The gains and losses include the re-valuing, as of June 30, 2024 and 2023, of the stock warrants and ATSG stock sale option granted to Amazon and interest rate swaps that we hold. Generally, the warrant values increase or decrease with corresponding decreases or increases in the ATSG common stock price during the measurement period. Additionally, the value of warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the probability of a warrants vesting and the sales option exercise price being above the traded ATSG price results in higher liabilities and losses.

Non-service components of retiree benefits resulted in net losses of $1.1 million and $2.2 million during the three- and six-month periods ended June 30, 2024, respectively, compared to losses of $3.2 million and $6.4 million for the corresponding periods in 2023. The non-service component gain and losses of retiree benefit costs are determined by actuaries and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions.  The non-service components of retiree benefit costs can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.

The provision for income taxes for interim periods is based on management’s best estimates of the effective income tax rates expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through June 30, 2024 have been estimated based on year-to-date income and projected results for the full year.

The effective rate from continuing operations for the six-month period ended June 30, 2024 was 31%. The effective tax rate is affected by the discrete tax items in which expense and benefits for tax purposes are different than required by generally accepted accounting principles.  The effective rate can be impacted by a number of factors, including the apportionment of income among taxing jurisdictions, deductibility limitations on employee compensation, deductibility limitations on meals and per diems and the results of an Irish leasing subsidiary.  Our effective tax rate before including the effects of the re-measurement of financial instruments, incentive amortizations and other adjustments for adjusted pre-tax earnings from continuing operations (see items in the table above) was 28% and 29% for the three- and six-month periods ended June 30, 2024, respectively, compared to 23% for both corresponding periods of 2023.  The increase in the effective tax rate for 2024 is due to an increase in non-deductible items on lower pre-tax earnings and an increase in the portion of pre-tax earnings occurring in tax jurisdictions with higher rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash generated from operating activities totaled $263.5 million and $408.6 million for the six-month periods ended June 30, 2024 and 2023, respectively. Operating cash flows during the first six months of 2024 declined compared to the same period of 2023 due to lower operating results from fewer Boeing 767-200 operations. Additionally, operating cash flow during 2023 reflect the collection of large amounts of customer receivables from previous periods. Cash payments for interest expense increased $22.0 million to $42.2 million for the first six months of 2024 compared to the same period of 2023 due to increased interest rates. Cash outlays for pension contributions were $1.2 million and $1.2 million for the six-month periods ended June 30, 2024 and 2023, respectively.

Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $172.8 million and $412.9 million for the six-month periods ended June 30, 2024 and 2023, respectively. Capital expenditures for the first six months of 2024 included $115.0 million for the acquisition of four Boeing 767-300 aircraft, two Airbus A330 aircraft and freighter modification costs; $52.8 million for required heavy maintenance; and $5.0 million for other equipment. Capital expenditures in the first six months of 2023 included $303.2 million for the acquisition of eight Boeing 767-300 aircraft, two Airbus A321-200 aircraft and freighter modification costs; $103.9 million for required heavy maintenance; and $5.8 million for other equipment.

Cash proceeds of $26.1 million and $10.4 million were received during the six-month periods ended June 30, 2024 and 2023, respectively, primarily for the sale of aircraft and engines.

During the six-month period ended June 30, 2024 we spent $9.8 million to invest in joint ventures compared to $0.8 million during the corresponding period in 2023. Our joint venture with Precision Aircraft Solutions, LLC, developed a passenger-to-freighter conversion program for Airbus A321-200 aircraft which it markets and our joint venture with GA Telesis Engine Services, LLC provides engine tear-down services to harvest and sell engine parts.

Net cash used by financing activities was $131.9 million during the six-month period ended June 30, 2024 compared to $10.7 million net cash provided by financing activities during the corresponding period in 2023.  During the first six months of 2024, we drew $340.0 million from the revolving credit facility under the Senior Credit Agreement and repaid $471.3 million on the revolving credit and other financing arrangements. During the corresponding period in the prior year, we made debt principal payments of $90.3 million and we drew $140.0 million from the revolving credit facility. During the first six months of 2023, we used $36.9 million to repurchase ATSG common shares in the market.

Commitments

As of June 30, 2024, we had 23 aircraft that were in or awaiting modification to a freighter configuration. Additionally, we placed non-refundable deposits and have agreements to purchase two more Boeing 767-300 aircraft and one Airbus A330 passenger aircraft through 2025. We outsource a significant portion of the aircraft freighter modification process to non-affiliated third parties. The modification process primarily consists of the installation of a standard cargo door and loading system. We estimate that total capital expenditures for 2024 will be approximately $390 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by whether customer demand supports our return requirements as well as aircraft acquisitions, maintenance and modification processes.

Liquidity and Capital Resources

At June 30, 2024, we had $28.7 million of cash balances and $489.1 million available from the unused portion of the revolving credit facility under the Senior Credit Agreement as described in Note F of the accompanying consolidated financial statements. We expect our operations in 2024 to continue to generate significant net cash in-flows after deducting required spending of approximately $165 million for heavy maintenance and other sustaining capital expenditures. To expand our fleet, we estimate that capital expenditures for aircraft purchases and freighter modifications will total $225 million for 2024. We believe that our current cash balance, forecasted cash flows provided from customer leases and operating agreements, combined with the Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months. See Note F to the accompanying unaudited condensed consolidated financial statements for additional information regarding our credit facilities and outstanding debt obligations.

CRITICAL ACCOUNTING ESTIMATES

The MD&A and certain other disclosures included elsewhere in this Form 10-Q are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. In certain cases, there are alternative estimation techniques which could be applied. On an ongoing basis, we evaluate the estimation techniques we use, including those related to revenue recognition, post-retirement liabilities, bad debts, self-insurance reserves, valuation of spare parts inventory, useful lives, salvage values and impairment of property and equipment, income taxes, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed by management to be reasonable under the circumstances. Those factors form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies. By their nature, these judgments are subject to uncertainty. Actual results may differ from these estimates under different assumptions or conditions.

For information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note A to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Except as provided in Note A, our critical accounting policies and estimates have not changed materially from those disclosed in our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk for increasing interest rates and changes in the price of jet fuel. The risk associated with jet fuel, however, is largely mitigated by reimbursement through the agreements with its customers.

Market risks have not materially changed from those disclosed in Item 7A of our 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of ATSG’s Executive Chairman (in his capacity as the Principal Executive Officer) and Chief Financial Officer (in his capacity as the Principal Financial Officer and Principal Accounting Officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based upon the evaluation, ATSG's Executive Chairman and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Executive Chairman and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently a party to legal proceedings in various federal and state jurisdictions arising out of the operation of the Company’s business. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, we believe that the Company’s ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to our financial condition or results of operations. In addition, we carry various forms of aviation, commercial, property and casualty, cybersecurity, product liability, and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us.

For more information on various legal proceedings, see the discussion in Note H to our Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q. The information set forth therein related to legal proceedings is incorporated into this Item 3 by reference.

ITEM 1A. RISK FACTORS.

We face risks that could adversely affect our condition or results of operations.  Other than the items noted below, there have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2023 Form 10-K. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect us.

On May 6, 2024, we entered into amended aircraft operating and investment agreements with Amazon with the expectation that the transactions would result in various benefits including, among others, growth in revenues, improved cash flows and operating efficiencies. Achieving the anticipated benefits from the agreements with Amazon is subject to a number of factors, including aircraft transitions, crew training and our customer achieving anticipated revenue levels. If we are unable to achieve our objectives or if we experience delays in implementing the necessary changes to our and our customers' operations, the expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations.  In conjunction with the amended agreements, we granted to Amazon warrants to acquire ATSG common shares.  We expect that the warrants issued and issuable to Amazon will increase the number of shares outstanding when exercised, which would have a dilutive effect on reported earnings per share measures and the ownership interest in ATSG held by other stockholders.  Further, the warrants are subject to fair value measurements during the periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants may adversely impact our reported earnings measures.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 29, 2022, the Board authorized the repurchase of up to $150.0 million of ATSG’s outstanding common stock (the “2022 Repurchase Program”). The 2022 Repurchase Program does not require the repurchase of a specific number of shares or establish a time frame for any repurchase, there is no expiration date for the program, and the Board may terminate the 2022 Repurchase Program at any time. Repurchases may be made under the 2022 Repurchase Program from time to time in the open market or in privately negotiated transactions. ATSG did not purchase any of its common stock under the 2022 Repurchase Program during the second quarter of 2024. As of June 30, 2024, the remaining available authorization under the 2022 Repurchase Program was $103.5 million.

On July 27, 2023, the Board authorized the repurchase of up to $120.0 million of ATSG’s outstanding common stock (the “2023 Repurchase Program”) exclusively in conjunction with a convertible bond offering that ATSG was marketing at that time. The 2023 Repurchase Program is separate from the 2022 Repurchase Program. ATSG subsequently purchased shares in August 2023. The remaining available authorization under the 2023 Repurchase Program is $1.5 million which can only be used in conjunction with the repurchase of our 2017 Convertible Notes.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS.

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

10.1	Air Transport Services Group, Inc. Executive Incentive Compensation Plan. (1)

10.2	Form of Time-Based Restricted Stock Award Agreement under the Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (1)

Material Contracts

10.3	Amendment to 2016 Investment Agreement and Participation Notice and Acknowledgement, dated May 6, 2024, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (2)

10.4+	Supplement and Amendment to 2018 Investment Agreement, dated May 6, 2024, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (2)

10.5+	Second Amended and Restated Stockholders Agreement, dated May 6, 2024, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (2)

10.6+	Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 14,801,369 shares); Original Issue Date: December 20, 2018; Amendment and Restatement Date: May 6, 2024 (the “A&R Warrant-C”). (2)

10.7+	Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 7,014,804 shares); Original Issue Date: May 29, 2020; Amendment and Restatement Date: May 6, 2024 (the “A&R 2020 Subsequent Warrant”). (2)

10.8+	Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 2,915,000 shares); Issue Date: May 6, 2024 (the “2024 Subsequent Warrant”). (2)

10.9+	Form of Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 2,915,000 shares) (the “Third Subsequent Warrant”). (2)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2024.

(2)	Incorporated by reference to the Company’s Form 8-K/a filed with the Securities and Exchange Commission on May 10, 2024.

+	Certain terms in this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware Corporation

/S/ JOSEPH C. HETE
Joseph C. Hete
Executive Chairman (Principal Executive Officer)
Date:	August 9, 2024

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	August 9, 2024	and Principal Accounting Officer)