Form 10-Q
period 2024-09-30
Air Transport Services Group, Inc.
filed 2024-11-08
CIK 894081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of November 8, 2024, there were 65,759,904 shares of the registrant’s common stock outstanding.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

The financial information, including the financial statements, included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and notes thereto of Air Transport Services Group, Inc. (“ATSG”) and its subsidiaries (collectively the "Company") included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (“2023 Form 10-K”).

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding the Company at www.sec.gov. Additionally, ATSG’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, are available free of charge from our website at www.atsginc.com as soon as reasonably practicable after filing with the SEC.

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

Forward-looking statements include, but are not limited to, statements regarding anticipated operating results, prospects and levels of assets under management, technological developments, economic trends, expected transactions and similar matters. The words “may,” “believe,” “expect,” “anticipate,” “target,” “goal,” “project,” “estimate,” “guidance,” “forecast,” “outlook,” “will,” “continue,” “likely,” “should,” “hope,” “seek,” “plan,” “intend” and variations of such words and similar expressions identify forward-looking statements. Similarly, descriptions of the Company’s objectives, strategies, plans, goals or targets are also forward-looking statements. Forward-looking statements are susceptible to a number of risks, uncertainties and other factors. This includes the impact of the risks related to our proposed merger with affiliates of Stonepeak (as further discussed below). While the Company believes that the assumptions underlying its forward-looking statements are reasonable, investors are cautioned that any of the assumptions could prove to be inaccurate and, accordingly, the Company’s actual results and experiences could differ materially from the anticipated results or other expectations expressed in its forward-looking statements.

A number of important factors may cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to: (i) unplanned changes in the market demand for the assets and services of the Company, including the loss of customers or a reduction in the level of services it performs for customers; (ii) its operating airlines’ ability to maintain on-time service and control costs; (iii) the cost and timing with respect to which it is able to purchase and modify aircraft to a cargo configuration; (iv) fluctuations in the Company’s traded share price and in interest rates, which may result in mark-to-market charges on certain financial instruments; (v) the number, timing, and scheduled routes of its aircraft deployments to customers; (vi) its ability to remain in compliance with key agreements with customers, lenders and government agencies; (vii) the impact of supply chain constraints both within and outside the United States, which may be more severe or persist longer than it currently expects; (viii) the impact of the current competitive labor market, which could restrict its ability to fill key positions; (ix) changes in general economic and/or industry-specific conditions, including inflation and regulatory changes; and (x) other uncontrollable factors such as geopolitical tensions or conflicts, cybersecurity threats and human health crises.  Other factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements are discussed in “Risk Factors” in Item 1A of Part II of this Form 10-Q and in Item 1A to the 2023 Form 10-K and are contained from time to time in the Company’s other filings with the SEC, including its annual reports on Form 10-K and quarterly reports on Form 10-Q.

ATSG recently entered into an Agreement and Plan of Merger with Stonepeak Nile Parent LLC and Stonepeak Nile MergerCo Inc. (the “Merger”), as discussed in Note O to the condensed consolidated financial statements included with this Form 10-Q. Statements regarding the Merger, including the expected time period to consummate the Merger, the anticipated benefits (including synergies) of the Merger and integration and transition plans, opportunities, anticipated future performance, expected share buyback programs and expected dividends, are also provided under the “safe harbor” protection in the Act. Key factors that could cause actual results to differ materially include, but are not limited to, the expected timing and likelihood of completion of the Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the Merger; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement; the possibility that ATSG’s stockholders may not approve the Merger; the risk that the anticipated tax treatment of the Transaction is not obtained; the risk that the parties may not be able to satisfy the conditions to the Merger in a timely manner or at all; risks related to disruption of management time from ongoing business operations due to the Merger; the risk that any announcements relating to the Merger could have adverse effects on the market price of ATSG’s common stock; the risk that the Merger and its announcement could have an adverse effect on the parties’ business relationships and business generally, including the ability of ATSG to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers, and on their operating results and businesses generally; the risk of unforeseen or unknown liabilities; customer, shareholder, regulatory and other stakeholder approvals and support; the risk of unexpected future capital expenditures; the risk of potential litigation relating to the Transaction that could be instituted against ATSG or its directors and/or officers; the risk associated with third party contracts containing material consent, anti-assignment, transfer or other provisions that may be related to the Merger which are not waived or otherwise satisfactorily resolved; the risk of rating agency actions and ATSG’s ability to access short- and long-term debt markets on a timely and affordable basis; and the risks resulting from other effects of industry, market, economic, legal or legislative, political or regulatory conditions outside of the Company’s control.

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

CERTAIN DEFINED TERMS IN THIS FORM 10-Q

ATSG and its subsidiaries may sometimes be referred to in this Form 10-Q collectively as the “Company,” “we,” “our,” or “us.” ATSG’s outstanding common stock, par value $0.01 per share, is referred to in this Form 10-Q as “common stock,” “common shares,” “stock” or “shares.”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$44,873	$53,555
Accounts receivable, net of allowance of $846 in 2024 and $1,065 in 2023	185,251	215,581
Inventory	49,690	49,939
Prepaid supplies and other	31,258	26,626
TOTAL CURRENT ASSETS	311,072	345,701
Property and equipment, net	2,771,568	2,820,769
Customer incentive	133,234	60,961
Goodwill and acquired intangibles	473,425	482,427
Operating lease assets	60,797	54,060
Other assets	134,227	118,172
TOTAL ASSETS	$3,884,323	$3,882,090
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$248,647	$227,652
Accrued salaries, wages and benefits	62,126	56,650
Accrued expenses	11,817	10,784
Current portion of debt obligations	658	54,710
Current portion of lease obligations	20,234	20,167
Unearned revenue	38,431	30,226
TOTAL CURRENT LIABILITIES	381,913	400,189
Long term debt	1,561,874	1,707,572
Stock obligations	18,671	1,729
Post-retirement obligations	14,890	19,368
Long term lease obligations	41,806	34,990
Other liabilities	110,143	64,292
Deferred income taxes	286,787	285,248
TOTAL LIABILITIES	2,416,084	2,513,388
Commitments and contingencies (Note H)
STOCKHOLDERS’ EQUITY:
Preferred stock, 20,000,000 shares authorized, including 75,000 Series A Junior Participating Preferred Stock	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 65,759,904 and 65,240,961 shares issued and outstanding in 2024 and 2023, respectively	658	652
Additional paid-in capital	917,181	836,270
Retained earnings	601,929	589,209
Accumulated other comprehensive loss	(51,529)	(57,429)
TOTAL STOCKHOLDERS’ EQUITY	1,468,239	1,368,702
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,884,323	$3,882,090

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUES	$471,253	$523,137	$1,445,180	$1,553,571
OPERATING EXPENSES
Salaries, wages and benefits	170,102	165,110	505,663	512,283
Depreciation and amortization	98,995	86,252	281,254	253,671
Maintenance, materials and repairs	46,573	54,569	143,183	148,838
Fuel	52,307	79,020	181,429	213,046
Contracted ground and aviation services	18,362	18,353	55,794	55,823
Travel	30,633	36,223	93,259	96,998
Landing and ramp	3,732	4,271	12,267	13,139
Rent	8,001	7,811	23,231	24,197
Insurance	3,121	3,055	8,414	8,287
Other operating expenses	17,746	22,443	54,680	64,095
	449,572	477,107	1,359,174	1,390,377
OPERATING INCOME	21,681	46,030	86,006	163,194
OTHER INCOME (EXPENSE)
Interest income	352	190	809	585
Non-service component of retiree benefit costs	(1,085)	(3,218)	(3,256)	(9,654)
Net (loss) gain on financial instruments	(5,167)	1,778	134	1,856
Loss from non-consolidated affiliate	(869)	(1,885)	(2,202)	(4,398)
Interest expense	(20,103)	(19,376)	(63,494)	(51,753)
	(26,872)	(22,511)	(68,009)	(63,364)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,191)	23,519	17,997	99,830
INCOME TAX BENEFIT (EXPENSE)	1,864	(6,347)	(5,277)	(24,495)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(3,327)	17,172	12,720	75,335
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—	—	—
NET EARNINGS (LOSS)	$(3,327)	$17,172	$12,720	$75,335

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.05)	$0.26	$0.20	$1.08
Discontinued operations	—	—	—	—
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$(0.05)	$0.26	$0.20	$1.08

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.05)	$0.24	$0.20	$0.98
Discontinued operations	—	—	—	—
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$(0.05)	$0.24	$0.20	$0.98

WEIGHTED AVERAGE SHARES
Basic	65,036	67,253	65,012	69,909
Diluted	65,036	72,672	67,471	78,427

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET EARNINGS (LOSS)	$(3,327)	$17,172	$12,720	$75,335
OTHER COMPREHENSIVE INCOME (LOSS):
Defined Benefit Pension	1,984	3,685	5,952	11,055
Defined Benefit Post-Retirement	(17)	—	(52)	—
Foreign Currency Translation	—	—	—	20

TOTAL COMPREHENSIVE INCOME (LOSS), net of tax	$(1,360)	$20,857	$18,620	$86,410

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Number	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT JUNE 30, 2023	70,761,243	$708	$951,463	$587,045	$(96,012)	$1,443,204
Stock-based compensation plans
Grant of restricted stock	—	—	—			—
Issuance of common shares, net of withholdings	—	—	—			—
Forfeited restricted stock	(10,400)	(1)	—			(1)
Purchase of common stock	(5,435,777)	(54)	(119,606)			(119,660)
Settlement of convertible note hedges and warrants			1,270			1,270
Amortization of stock awards and restricted stock			2,503			2,503
Total comprehensive income				17,172	3,685	20,857
BALANCE AT SEPTEMBER 30, 2023	65,315,066	$653	$835,630	$604,217	$(92,327)	$1,348,173

BALANCE AT DECEMBER 31, 2022	72,327,758	$723	$986,303	$528,882	$(103,402)	$1,412,506
Stock-based compensation plans
Grant of restricted stock	265,361	3	(3)			—
Issuance of common shares, net of withholdings	122,724	2	(1,580)			(1,578)
Forfeited restricted stock	(15,000)	(1)	—			(1)
Purchase of common stock	(7,385,777)	(74)	(156,829)			(156,903)
Settlement of convertible note hedges and warrants			1,270			1,270
Amortization of stock awards and restricted stock			6,469			6,469
Total comprehensive income				75,335	11,075	86,410
BALANCE AT SEPTEMBER 30, 2023	65,315,066	$653	$835,630	$604,217	$(92,327)	$1,348,173

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Number	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT JUNE 30, 2024	65,761,436	$658	$912,968	$605,256	$(53,496)	$1,465,386
Stock-based compensation plans
Grant of restricted stock	—	—	—			—
Issuance of common shares, net of withholdings	(1,532)	—	(15)			(15)
Forfeited restricted stock	—	—	—			—
Amortization of stock awards and restricted stock			2,967			2,967
Modification of warrants			—			—
Grant of warrants			—			—
Amortization of warrants			1,261			1,261
Total comprehensive income (loss)				(3,327)	1,967	(1,360)
BALANCE AT SEPTEMBER 30, 2024	65,759,904	$658	$917,181	$601,929	$(51,529)	$1,468,239

BALANCE AT DECEMBER 31, 2023	65,240,961	$652	$836,270	$589,209	$(57,429)	$1,368,702
Stock-based compensation plans
Grant of restricted stock	470,783	5	(5)			—
Issuance of common shares, net of withholdings	52,960	1	(551)			(550)
Forfeited restricted stock	(4,800)	—				—
Amortization of stock awards and restricted stock			7,504			7,504
Modification of warrants			66,819			66,819
Grant of warrants			5,043			5,043
Amortization of warrants			2,101			2,101
Total comprehensive income				12,720	5,900	18,620
BALANCE AT SEPTEMBER 30, 2024	65,759,904	$658	$917,181	$601,929	$(51,529)	$1,468,239

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES:
Net earnings from continuing operations	$12,720	$75,335
Net earnings from discontinued operations	$—	$—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	303,150	269,705
Pension and post-retirement	7,711	14,235
Deferred income taxes	64	21,418
Amortization of stock-based compensation	7,504	6,469
Loss from non-consolidated affiliates	2,202	4,398
Net gain on financial instruments	(134)	(1,856)
Changes in assets and liabilities:
Accounts receivable	33,301	73,443
Inventory and prepaid supplies	(16,289)	10,854
Accounts payable	100	50,881
Unearned revenue	6,967	7,325
Accrued expenses, salaries, wages, benefits and other liabilities	52,411	(671)
Pension and post-retirement balances	(6,195)	(6,308)
Other	(4,436)	865
NET CASH PROVIDED BY OPERATING ACTIVITIES	399,076	526,093
INVESTING ACTIVITIES:
Expenditures for property and equipment	(221,003)	(581,340)
Proceeds from property and equipment	35,183	10,516
Acquisitions and investments in businesses	(19,845)	(1,600)
NET CASH (USED IN) INVESTING ACTIVITIES	(205,665)	(572,424)
FINANCING ACTIVITIES:
Principal payments on long term obligations	(626,542)	(180,534)
Proceeds from revolving credit facilities	425,000	220,000
Payments for financing costs	—	(10,779)
Proceeds from convertible note issuance	—	400,000
Repurchase of convertible notes	—	(203,247)
Purchase of common stock	—	(155,349)
Withholding taxes paid for conversion of employee stock awards	(551)	(1,578)
Other financing related proceeds	—	1,269
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(202,093)	69,782

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,682)	23,451
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	53,555	27,134
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,873	$50,585

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amount capitalized	$73,246	$42,544
Federal and state income taxes paid	$6,298	$6,543
Restricted balance of cash	$5,954	$8,468
SUPPLEMENTAL NON-CASH INFORMATION:
Accrued expenditures for property and equipment	$62,007	$84,866

See notes to the unaudited condensed consolidated financial statements.

AIR TRANSPORT SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note O - Merger Agreement	25

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

NOTE B—GOODWILL, INTANGIBLES AND EQUITY INVESTMENTS

The carrying amounts of goodwill by reportable segment were as follows (in thousands):

	CAM	ACMI Services	All Other	Total
Carrying value as of December 31, 2023	$153,290	$234,571	$8,113	$395,974
Carrying value as of September 30, 2024	$153,290	$234,571	$8,113	$395,974

The Company’s acquired intangible assets were as follows (in thousands):

	Airline	Amortizing
	Certificates	Intangibles	Total
Carrying value as of December 31, 2023	$9,000	$77,453	$86,453
Amortization	—	(9,002)	(9,002)
Carrying value as of September 30, 2024	$9,000	$68,451	$77,451

The airline certificates have an indefinite life and therefore are not amortized.  The Company amortizes finite-lived intangible assets, including customer relationship and Supplemental Type Certificates (“STC”) intangibles, over 1 to 15 remaining years.

Warrants granted to Amazon.com, Inc. (“Amazon”) as an incentive to lease aircraft from the Company and warrants granted to Amazon as an incentive to contract aircraft operations from the Company are reflected as a customer incentive asset. For additional information see Note C to the accompanying unaudited condensed consolidated financial statements.  Customer incentive asset activity is summarized as follows (in thousands):

Customer
Incentive
Carrying value as of December 31, 2023	$60,961
Amortization	(17,774)
Warrants modified for operating incentive	66,820
Grants for lease incentive	18,184
Grants for operating incentive	5,043
Carrying value as of September 30, 2024	$133,234

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

The carrying value of the joint ventures totaled $40.3 million and $22.7 million at  September 30, 2024 and December 31, 2023, respectively, and are reflected in “Other Assets” in the Company’s consolidated balance sheets. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis in accordance with GAAP. If the Company determines that an other-than-temporary decline in value has occurred, it recognizes an impairment loss, which is measured as the difference between the recorded carrying value and the fair value of the investment. The fair value is generally determined using an income approach based on discounted cash flows or using negotiated transaction values.

NOTE C—SIGNIFICANT CUSTOMERS

Three customers each account for a significant portion of the Company’s consolidated revenues. The percentage of the Company’s revenues for the Company’s three largest customers, for the three and nine month periods ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Customer	Percentage of Revenue		Percentage of Revenue
Amazon	34%	33%	33%	34%
DoD	26%	34%	29%	31%
DHL	14%	12%	14%	13%

The accounts receivable from the Company’s three largest customers as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Customer	Accounts Receivable
Amazon	$80,697	$74,509
DoD	42,886	56,848
DHL	6,955	8,040

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

DHL

The Company has had long-term contracts with DHL Network Operations (USA), Inc. and its affiliates (collectively, “DHL”) since August 2003. The Company leases Boeing 767 aircraft to DHL under both long-term and short-term lease agreements. Under a separate CMI agreement, the Company operates Boeing 767 aircraft that DHL leases from the Company. Pricing for services provided through the CMI agreement is based on pre-defined fees, scaled for the number of aircraft operated and the number of flight crews provided to DHL for its U.S. network. The Company provides DHL with scheduled maintenance services for aircraft that DHL leases. The Company also provides additional air cargo transportation services for DHL through ACMI agreements in which the Company provides the aircraft, crews, maintenance and insurance under a single contract. As of September 30, 2024, the Company leased 14 Boeing 767 freighter aircraft to DHL comprising one Boeing 767-200 aircraft and 13 Boeing 767-300 aircraft, with expirations between 2025 and 2031. Further, the Company operates four Boeing 767 aircraft provided by DHL under an additional CMI agreement which currently runs through August 2027.

Amazon

The Company has been providing freighter aircraft, airline operations and services for cargo handling and logistical support for Amazon.com Services, LLC, (“ASI”) a subsidiary of Amazon, since September 2015. On March 8, 2016, the Company entered into an Air Transportation Services Agreement (the “ATSA”) with ASI, pursuant to which CAM leases Boeing 767 freighter aircraft to ASI. The ATSA also provides for the operation of aircraft by the Company’s airline subsidiaries, and the management of ground services by LGSTX. As of September 30, 2024, the Company leased 30 Boeing 767 freighter aircraft to ASI with lease expirations between 2026 and 2031.  Additionally, under the ATSA, the Company operated 18 Boeing 767 freighter aircraft provided by ASI as of September 30, 2024.

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

On May 6, 2024, the Company entered into a Third Amended and Restated Air Transportation Services Agreement with ASI (the “3rd A&R ATSA”) pursuant to which the Company, through its subsidiary air carriers, will sublease and operate 10 additional Boeing 767-300 freighter aircraft to be provided by ASI, with the potential to add up to 10 additional Boeing 767-300 freighter aircraft. The Company’s subsidiary air carriers began operating seven of the initial group of ten aircraft by September 30, 2024 and the remaining three aircraft entered operations by November 2024. The initial term of the 3rd A&R ATSA runs through May 6, 2029, and may be extended by the parties for an additional five years subject to mutual agreement.  In conjunction with the execution of the 3rd A&R ATSA, the Company issued warrants to Amazon.

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

Also on May 6, 2024, in conjunction with the execution of the 3rd A&R ATSA, the Company and Amazon agreed upon the form of the warrant to be issued to purchase up to 2.9 million additional common shares (the “Third Subsequent Warrant”). The Third Subsequent Warrant was scheduled to be issued by the Company upon the earlier of the first anniversary of the 3rd A&R ATSA and the date upon which the Company begins providing services to Amazon with the tenth aircraft to be placed into service by Amazon pursuant to the 3rd A&R ATSA, which occurred the first week of November 2024.  The Third Subsequent Warrant will vest in (i) one tranche of 291,500 shares of ATSG common stock upon Amazon’s entry into each aircraft lease extension with ATSG of at least three years in duration, and (ii) four equal tranches of 72,875 shares of ATSG common stock upon each placement by Amazon of additional aircraft into service with ATSG (i.e., aircraft beyond the tenth initial aircraft, up to a maximum of 10 additional aircraft), with the first tranche vesting with the placement of the aircraft into service and the remaining tranches vesting on each of the first three anniversaries thereof; provided that, for each of the second, third and fourth tranches, Amazon has compensated ATSG for a certain number of flight hours in a specified period immediately preceding such anniversary plus a certain number of flight hours per additional aircraft placed into service during such specified period.  The Third Subsequent Warrant will have a term of seven years and the exercise price per share of ATSG common stock will be the volume weighted average price of ATSG common stock for the 30 trading days preceding the warrant issue date.

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

During the three and nine month periods ended September 30, 2024, the remeasurements of warrants and sale options to fair value resulted in pre-tax losses of $1.6 million and pre-tax gains of $1.2 million, respectively, compared to losses of $0.1 million and $1.1 million in the corresponding periods in 2023.

Warrant grants for common shares, in millions, are summarized below as of September 30, 2024:

	Vested	Unvested

December 31, 2023	21.8	2.9
New grants	0.7	2.2
September 30, 2024	22.5	5.1

For all outstanding warrants vested, Amazon may select a cashless conversion option. If the per share price of ATSG common stock at the time of conversion is greater than the warrant exercise price and Amazon elects the cashless conversion option, Amazon would receive common shares equal to the full number of shares underlying the exercised warrant less the number of common shares having a market value equal to the aggregate exercise price.  Unvested warrants may be impacted by the Merger, as described in Note O.

Amazon is required to vote shares of ATSG it owns in excess of 14.9% of the outstanding shares in accordance with the recommendations of the ATSG Board of Directors (the "Board").

ATSG resumed repurchases of its own shares during October 2022 in conjunction with the expiration of certain government restrictions stemming from the Coronavirus Aid, Relief and Economic Security Act. Pursuant to the Investment Agreement, dated March 8, 2016, between Amazon and ATSG (as amended, the “2016 Investment Agreement”), if ATSG repurchases its own common shares, Amazon has the option to sell shares of ATSG common stock to ATSG to maintain its ownership percentage of less than 19.9% of ATSG's outstanding common shares. Pursuant to such terms, on August 14, 2023, Amazon sold 1,177,000 shares of ATSG common stock back to ATSG for cash of $22.9 million.  An option for Amazon to sell a certain number of shares to ATSG under certain conditions at a firm price was modified with the May 6, 2024 amendment to the 2016 Investment Agreement in favor an agreement that the sale price shall be the volume weighted average price of ATSG’s common stock for the 30 trading days preceding ATSG’s notice to Amazon of a repurchase program.  Any sale election by Amazon that creates an obligation for ATSG to purchase the shares of ATSG’s common stock designated by Amazon is limited to the volume of ATSG common stock that would reduce Amazon’s beneficial ownership of ATSG common stock to 19.5% of the then issued and outstanding amount.

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

The following table reflects assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2024	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$—	$21,392	$—	$21,392
Total Assets	$—	$21,392	$—	$21,392
Liabilities
Interest rate swap	—	(1,637)	—	(1,637)
Stock warrant obligations	—	—	(18,671)	(18,671)
Total Liabilities	$—	$(1,637)	$(18,671)	$(20,308)

As of December 31, 2023	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents—money market	$—	$1,248	$—	$1,248
Total Assets	$—	$1,248	$—	$1,248
Liabilities
Interest rate swap	—	(529)	—	(529)
Sale Option	—	—	(1,258)	(1,258)
Stock warrant obligations	—	—	(471)	(471)
Total Liabilities	$—	$(529)	$(1,729)	$(2,258)

As a result of higher market interest rates compared to the stated interest rates of the Company’s fixed rate debt obligations, the fair value of the Company’s debt obligations, based on Level 2 observable inputs, was approximately $51.2 million less than the carrying value, which was $1,562.5 million at September 30, 2024. As of December 31, 2023, the fair value of the Company’s debt obligations was approximately $97.6 million less than the carrying value, which was $1,762.3 million. The non-financial assets, including goodwill, intangible assets and property and equipment are measured at fair value on a non-recurring basis.

NOTE E—PROPERTY AND EQUIPMENT

The Company’s property and equipment consists primarily of cargo aircraft, aircraft engines and other flight equipment. Property and equipment, to be held and used, is summarized as follows (in thousands):

	September 30,	December 31,
	2024	2023
Flight equipment	$4,101,307	$3,865,049
Ground equipment	68,227	72,463
Leasehold improvements, facilities and office equipment	42,185	42,120
Aircraft modifications and projects in progress	426,520	638,631
	4,638,239	4,618,263
Accumulated depreciation	(1,866,671)	(1,797,494)
Property and equipment, net	$2,771,568	$2,820,769

CAM owned aircraft with a carrying value of $1,775.0 million and $1,640.9 million that were under lease to external customers as of September 30, 2024 and December 31, 2023, respectively.

NOTE F—DEBT OBLIGATIONS

Debt obligations consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Revolving credit facility	529,000	730,000
Senior notes	578,934	578,574
Convertible notes	445,852	444,420
Other financing arrangements	8,746	9,288
Total debt obligations	1,562,532	1,762,282
Less: current portion	(658)	(54,710)
Total long term obligations, net	$1,561,874	$1,707,572

The Company is a party to a syndicated credit agreement (as amended, the “Senior Credit Agreement”) which includes the ability to execute term loans and a revolving credit facility. The Senior Credit Agreement includes a revolving credit facility of up to $1 billion, has a maturity date of October 19, 2027, requires a collateral to outstanding loan ratio of 1.25:1:00 and permits cash dividends and share repurchases provided the secured leverage ratio is less than 3.00 to 1.00 and the total leverage ratio is less than 3.50 to 1.00.  The interest rate under the Senior Credit Agreement is a pricing premium added to the Secured Overnight Financing Rate defined therein ("SOFR") based upon the ratio of the Company’s debt to its earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”) as defined under the Senior Credit Agreement. Under the terms of the Senior Credit Agreement, interest rates are adjusted at least quarterly based on the Company’s EBITDA, its outstanding debt level and prevailing SOFR or prime rates. At the Company’s debt-to-EBITDA ratio as of September 30, 2024, the SOFR-based financing for the revolving credit facility bears a variable interest rate of 6.55%.  As of September 30, 2024, the unused revolving credit facility available to the Company at the trailing 12-month EBITDA level was $458.3 million, and additional permitted indebtedness under the Senior Credit Agreement subject to compliance with other covenants.

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

The balance of the Senior Notes is net of debt issuance costs of $3.5 million and $4.3 million as of September 30, 2024 and December 31, 2023, respectively. The Senior Notes do not require principal payments until maturity, but prepayments are allowed without penalty beginning February 1, 2025.

In September 2017, ATSG issued $258.8 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the "2017 Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the 1933 Act. The 2017 Convertible Notes matured on October 15, 2024. The 2017 Convertible Notes were unsecured indebtedness, subordinated to the Company’s existing and future secured indebtedness and other liabilities, including trade payables.  The 2017 Convertible Notes bore interest at a rate of 1.125% per year payable semi-annually in arrears on April 15 and October 15 each year, beginning April 15, 2018. In conjunction with the 2017 Convertible Notes, the Company purchased convertible note hedges under privately negotiated transactions for $56.1 million, having the same number of ATSG common shares (8.1 million shares at that time) and same strike price ($31.90) that underlaid the 2017 Convertible Notes. The convertible note hedges were intended to reduce the potential equity dilution with respect to ATSG common shares, and/or offset any cash payments in excess of the principal amount due, as the case may be, upon conversion of the 2017 Convertible Notes.  In conjunction with the offering of the 2017 Convertible Notes, the Company also sold warrants to the convertible note hedge counterparties in separate, privately negotiated warrant transactions at a higher strike price and for the same number of the Company’s common shares, subject to customary anti-dilution adjustments.  On August 14, 2023, the Company repurchased outstanding 2017 Convertible Notes having a principal value of $204.5 million in the open market, reducing the 2017 Convertible Notes carrying value to $54.2 million. The Company recognized a pre-tax gain of $1.3 million, net of fees, which was recorded under net gain on financial instruments on the income statement during the corresponding period. In conjunction with the repurchase of the 2017 Convertible Notes, the Company settled a pro-rata portion of the related warrants and note hedges and received $1.3 million in net cash proceeds. As of September 30, 2024 the warrants could result in 1.7 million additional shares if the Company's traded market price exceeds the strike price which is $41.35 per share and is subject to certain adjustments under the terms of the warrant transactions.

The carrying value of the Company’s convertible debt is shown below (in thousands):

	2017 Convertible Notes	2023 Convertible Notes	Total Convertible Notes
Principal Value December 31, 2023	54,225	400,000	454,225
Unamortized issuance cost	—	(8,373)	(8,373)
Convertible Debt September 30, 2024	54,225	391,627	445,852

In October 2024, upon maturity, the Company settled all of the principal due for the 2017 Convertible Notes with cash funded by the Company's revolving credit facility.  Having demonstrated the intent and ability to refinance the 2017 Convertible Notes with a long-term obligation, the Company classified $54.2 million of debt outstanding as of September 30, 2024 as long-term debt.

NOTE G—DERIVATIVE INSTRUMENTS

The Company maintains derivative instruments for protection from fluctuating interest rates. The table below provides information about the Company’s interest rate swaps (in thousands):

		September 30, 2024		December 31, 2023
	Stated		Market		Market
	Interest	Notional	Value	Notional	Value
Expiration Date	Rate	Amount	(Liability)	Amount	(Liability)
March 31, 2026	3.793%	50,000	(160)	50,000	237
March 31, 2026	3.836%	50,000	(195)	50,000	189
June 30, 2026	4.257%	50,000	(680)	50,000	(525)
June 30, 2026	4.185%	50,000	(602)	50,000	(430)

The outstanding interest rate swaps are not designated as hedges for accounting purposes. The effects of future fluctuations in SOFR interest rates on derivatives held by the Company will result in the recording of unrealized gains and losses into the statement of operations. The Company recorded pre-tax losses on derivatives of $3.6 million and $1.1 million for the three and nine month periods ended September 30, 2024, respectively, compared to pre-tax gains of $1.5 million and $2.6 million for the corresponding periods in 2023. The liability for outstanding derivatives is recorded in other liabilities and in accrued expenses.

NOTE H—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases property, aircraft, aircraft engines and other types of equipment under operating leases. The Company’s airlines operate 24 freighter aircraft provided by customers and six passenger aircraft leased from external companies. Property leases include hangars, warehouses, offices and other space at certain airports with fixed rent payments and lease terms ranging from one month to nine years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable lease expense when incurred and are not material. Equipment leases include ground support and industrial equipment as well as computer hardware with fixed rent payments and terms of one month to five years.

The Company records the initial right-to-use asset and lease liability at the present value of lease payments scheduled during the lease term. For the nine months ended September 30, 2024 and 2023, non-cash transactions to recognize right-to-use assets and corresponding liabilities for new leases were $25.2 million and $6.1 million, respectively. Unless the rate implicit in the lease is readily determinable, the Company discounts the lease payments using an estimated incremental borrowing rate at the time of lease commencement. The Company estimates the incremental borrowing rate based on the information available at the lease commencement date, including the rate the Company could borrow for a similar amount, over a similar lease term with similar collateral. The Company’s weighted-average discount rate for operating leases at September 30, 2024 and December 31, 2023 was 5.4% and 4.0%, respectively. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Although not material, the amount of such options is reflected below in the maturity of operating lease liabilities table. Lease expense is recognized on a straight-line basis over the lease term. Our weighted-average remaining lease term is 4.2 years and 3.9 years as of September 30, 2024 and December 31, 2023, respectively.

For the nine months ended September 30, 2024 and 2023, cash payments against operating lease liabilities were $17.5 million and $19.7 million, respectively. As of September 30, 2024, the maturities of operating lease liabilities are as follows (in thousands):

Operating Leases
2024	$7,234
2025	20,934
2026	14,183
2027	9,634
2028	7,402
2029 and beyond	10,377
Total obligations undiscounted	69,764
Less: amount representing interest	(7,724)
Present value of future minimum lease commitments	62,040
Less: current obligations under leases	20,234
Long-term lease obligation	$41,806

Purchase Commitments

The Company has agreements with vendors for the conversion of Boeing 767-300, Airbus A321 and Airbus A330 passenger aircraft into a standard configured freighter aircraft. The conversions primarily consist of the installation of a standard cargo door and loading system. As of September 30, 2024, the Company owned eight Boeing 767-300 aircraft, six Airbus A321-200 aircraft and five Airbus A330 aircraft that were in or awaiting the modification process. As of September 30, 2024, the Company has agreements to purchase two more Boeing 767-300 aircraft and one Airbus A330-300 passenger aircraft through 2026. As of September 30, 2024, the Company’s commitments to acquire aircraft and convert these aircraft totaled $321.6 million, including estimated payments of $47.8 million through the remainder of 2024 and the remaining payments through 2028. Actual conversion payments will be based on the achievement of progress milestones.  The Company has 24 additional conversion slots with scheduled induction dates beginning in 2025.  The total cost to secure corresponding passenger aircraft feedstock and complete these aircraft conversions will depend on the sourcing of aircraft, engine conditions and progress of each aircraft's conversion process.

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

Employees Under Collective Bargaining Agreements

As of September 30, 2024, the flight crewmembers, flight attendants and flight dispatchers were represented by the labor unions listed below:

		Percentage of
		the Company’s
Airline	Labor Agreement Unit	Employees
ABX	International Brotherhood of Teamsters	6.2%
ATI	Air Line Pilots Association	11.7%
OAI	International Brotherhood of Teamsters	6.9%
ATI	Association of Flight Attendants	0.8%
OAI	Association of Flight Attendants	6.6%
OAI	Transport Workers Union of America	0.3%

In July 2024, the flight dispatchers of OAI that are represented by Transport Workers Union of America entered into a collective bargaining agreement.

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

ABX’s net periodic benefit costs for its defined benefit pension plans and post-retirement healthcare plans for the nine month periods ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Plans		Post-Retirement Healthcare Plan		Pension Plans		Post-Retirement Healthcare Plan
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$5	$13	$—	$—	$15	$39
Interest cost	6,614	8,631	23	33	19,842	25,893	69	99
Expected return on plan assets	(8,122)	(10,192)	—	—	(24,366)	(30,576)	—	—
Amortization of net loss	2,593	4,745	(23)	—	7,781	14,235	(70)	—
Net periodic benefit cost	$1,085	$3,184	$5	$46	$3,257	$9,552	$14	$138

During the nine month period ended September 30, 2024, the Company made contributions to the pension plans of $1.5 million.

NOTE J—INCOME TAXES

The provision for income taxes for interim periods is based on management’s best estimate of the effective income tax rate expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2024 have been estimated utilizing a rate of 27% based upon year-to-date income and projected results for the full year. The recognition of discrete tax items, such as the conversion of employee stock awards, the granting of warrants, aircraft leasing efforts under an Irish subsidiary, and other items can have an impact on the effective rate during a period.

As a result of these differences in which expenses and benefits for tax purposes are different than required by GAAP, the Company’s effective tax rate for the nine months ended September 30, 2024 was 29%. The final effective tax rate for the year 2024 will depend on the actual amount of pre-tax book results by the Company for the full year, the additional conversions of employee stock awards, executive compensation and other items.

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

NOTE K—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes the following items by components for the nine month periods ended September 30, 2024 and 2023 (in thousands):

	Defined Benefit	Defined Benefit	Foreign Currency
	Pension	Post-Retirement	Translation	Total
Balance as of June 30, 2023	$(96,048)	$36	$—	$(96,012)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	—	—
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	4,745	—	—	4,745
Income Tax (Expense) or Benefit	(1,060)	—	—	(1,060)
Other comprehensive income (loss), net of tax	3,685	—	—	3,685
Balance as of September 30, 2023	$(92,363)	$36	$—	$(92,327)

Balance as of January 1, 2023	$(103,418)	$36	$(20)	$(103,402)
Other comprehensive income (loss) before reclassifications:
Foreign currency translation adjustment	—	—	20	20
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	14,235	—	—	14,235
Income Tax (Expense) or Benefit	(3,180)	—	—	(3,180)
Other comprehensive income (loss), net of tax	11,055	—	20	11,075
Balance as of September 30, 2023	$(92,363)	$36	$—	$(92,327)

Balance as of June 30, 2024	$(53,963)	$467	$—	$(53,496)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	2,593	(23)	—	2,570
Income Tax (Expense) or Benefit	(609)	6	—	(603)
Other comprehensive income (loss), net of tax	1,984	(17)	—	1,967
Balance as of September 30, 2024	$(51,979)	$450	$—	$(51,529)

Balance as of January 1, 2024	$(57,931)	$502	$—	$(57,429)
Amounts reclassified from accumulated other comprehensive income:
Actuarial costs (reclassified to salaries, wages and benefits)	7,781	(70)	—	7,711
Income Tax (Expense) or Benefit	(1,829)	18	—	(1,811)
Other comprehensive income (loss), net of tax	5,952	(52)	—	5,900
Balance as of September 30, 2024	$(51,979)	$450	$—	$(51,529)

NOTE L—STOCK-BASED COMPENSATION

The Board has granted stock-based incentive awards to certain employees and directors pursuant to a long-term incentive plan which was approved by the Company’s stockholders in May 2005 and in May 2015. Employees have been awarded non-vested restricted stock, non-vested stock units with performance conditions, and non-vested stock units with market conditions. The restrictions on the non-vested restricted stock awards lapse at the end of a specified service period, which is typically three years from the grant date. The non-vested stock units will be converted into a number of ATSG common shares depending on the satisfaction of the performance conditions or market conditions at the end of a specified service period, which is typically three years from the grant date. The performance condition awards will be converted into a number of ATSG common shares based on the Company’s average return on invested capital during the service period. Similarly, the market condition awards will be converted into a number of common shares depending on the appreciation of ATSG common shares compared to the Nasdaq Transportation Index. Directors have been granted time-based awards that vest after a period of 12 months. Under each of the stock-based incentive awards, the restrictions may lapse sooner than the stated settlement period upon (1) the participant’s death or disability, (2) an employee participant’s qualification for retirement or (3) a change in control, in the case of an employee participant under the 2015 long-term incentive plan, or a business combination, in the case of a director participant under the 2005 or 2015 long-term incentive plan. The Company expects to settle all of the stock unit awards by issuing new ATSG common shares. The table below summarizes award activity for the nine months ended September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
		Weighted		Weighted
		average		average
	Number of	grant-date	Number of	grant-date
	Awards	fair value	Awards	fair value
Outstanding at beginning of period	1,066,784	$20.19	929,205	$21.83
Granted	970,367	12.43	577,598	21.35
Converted	(113,031)	23.46	(192,028)	21.04
Expired	(11,000)	12.57	(1,600)	22.03
Forfeited	(61,123)	17.20	(30,000)	24.52
Outstanding at end of period	1,851,997	$16.07	1,283,175	$21.66
Vested	466,643	$10.32	346,565	$9.78

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

For the nine months ended September 30, 2024 and 2023, the Company recorded expense of $7.5 million and $6.5 million respectively, for stock-based incentive awards. At September 30, 2024, there was $11.2 million of unrecognized expense related to the stock-based incentive awards that is expected to be recognized over a weighted-average period of 1.3 years. As of September 30, 2024, none of the awards were convertible, 466,643 units of the directors’ time-based awards had vested and none of the outstanding shares of the restricted stock had vested. These awards could result in the issuance of a maximum number of 2,348,647 additional outstanding shares of ATSG common stock depending on service, performance and market results through December 31, 2026.

NOTE M—COMMON STOCK AND EARNINGS PER SHARE

Earnings per Share

The calculation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Earnings (loss) from continuing operations - basic	$(3,327)	$17,172	$12,720	$75,335
Gain from stock warrants revaluation, net of tax	$—	$—	$—	$(106)
Convertible debt interest charge, net of tax	$—	$443	$475	$1,999
Earnings (loss) from continuing operations - diluted	$(3,327)	$17,615	$13,195	$77,228

Denominator:
Weighted-average shares outstanding for basic earnings per share	65,036	67,253	65,012	69,909
Common equivalent shares:
Effect of stock-based compensation awards and warrants	—	583	759	1,511
Effect of convertible debt	—	4,836	1,700	7,007
Weighted-average shares outstanding assuming dilution	65,036	72,672	67,471	78,427
Basic earnings (loss) per share from continuing operations	$(0.05)	$0.26	$0.20	$1.08
Diluted earnings (loss) per share from continuing operations	$(0.05)	$0.24	$0.20	$0.98

Basic weighted average shares outstanding for purposes of basic earnings per share are less than the shares outstanding due to 723,154 shares and 471,610 shares of restricted stock for 2024 and 2023, respectively, which are accounted for as part of diluted weighted average shares outstanding in diluted earnings per share.  The warrants granted to a customer (see Note C to the accompanying unaudited condensed consolidated financial statements) as of September 30, 2024, would have resulted in 27.6 million additional shares of the common stock if the warrants were settled by tendering cash.

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

The Company’s segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenues:
CAM	$112,469	$109,725	$322,487	$333,147
ACMI Services	321,972	365,248	983,975	1,065,562
All other	93,000	112,841	299,680	334,218
Eliminate inter-segment revenues	(56,188)	(64,677)	(160,962)	(179,356)
Total	$471,253	$523,137	$1,445,180	$1,553,571
Customer revenues:
CAM	$85,594	$83,930	$243,684	$251,282
ACMI Services	321,966	365,127	983,845	1,065,419
All other	63,693	74,080	217,651	236,870
Total	$471,253	$523,137	$1,445,180	$1,553,571

The Company’s external customer revenues from other activities for the three and nine month periods ended September 30, 2024, and 2023 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Aircraft maintenance, modifications and part sales	$31,598	$31,443	$108,518	$112,681
Ground services	21,247	22,733	66,702	71,385
Other, including aviation fuel sales	10,848	19,904	42,431	52,804
Total customer revenues	$63,693	$74,080	$217,651	$236,870

During the three and nine month periods ended September 30, 2024, the Company recognized $5.2 million and $4.5 million, respectively, of non-lease revenue that was reported as deferred revenue at the beginning of the applicable period, compared to $1.6 million and $13.3 million for the comparable periods in 2023. Current deferred revenue of $20.2 million and $4.5 million as of September 30, 2024 and December 31, 2023, respectively, for contracts with customers is derived from other activities as described above. Revenue related to deferred revenue will be recognized based on percentage of completion. Customers are required to pay deposits and may be required to make milestone payments for these services resulting in deferred revenue. Long-term contract assets were $3.9 million as of September 30, 2024 compared to $8.7 million as of December 31, 2023. Cash will be collected over the term of the multi-year agreement based on number cycles per period while revenue is recognized as parts are provided for engine maintenance services. This may result in a contract asset or liability based on the timing of engine maintenance services.

CAM’s leases do not contain residual guarantees. Approximately 17% of CAM’s leases to external customers contain purchase options at projected market values. As of September 30, 2024, minimum future payments from external customers for leased aircraft and equipment were scheduled to be $76.0 million for the remainder of 2024, and $289.5 million, $266.6 million, $237.2 million and $201.8 million, respectively, for each of the next four years ending December 31, 2028 and $292.0 million thereafter. CAM’s external customer revenues for non-lease activities were $7.9 million and $17.7 million for the three and nine month periods ended September 30, 2024, respectively, for engine services and the sale of spare engine parts compared to $8.1 million and $23.6 million during the comparable periods in the prior year

The Company’s other segment information from continuing operations is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation and amortization expense:
CAM	$72,048	$60,751	$204,315	$179,239
ACMI Services	26,382	24,907	75,006	72,363
All other	565	594	1,933	2,069
Total	$98,995	$86,252	$281,254	$253,671
Interest expense
CAM	15,064	12,616	45,043	33,546
ACMI Services	4,336	5,662	15,307	15,678
Customer incentive contra revenue
CAM	3,096	3,420	9,289	12,353
ACMI Services	5,694	816	10,586	2,424
Segment earnings (loss):
CAM	$18,279	$23,306	$46,935	$88,526
ACMI Services	(14,412)	12,414	(24,973)	34,057
All other	(1,586)	(7,968)	3,694	(8,613)
Net unallocated interest expense	(351)	(908)	(2,335)	(1,944)
Net (loss) gain on financial instruments	(5,167)	1,778	134	1,856
Other non-service components of retiree benefit costs, net	(1,085)	(3,218)	(3,256)	(9,654)
Loss from non-consolidated affiliate	(869)	(1,885)	(2,202)	(4,398)
Pre-tax earnings (loss) from continuing operations	$(5,191)	$23,519	$17,997	$99,830

The Company’s assets are presented below by segment (in thousands). Cash and cash equivalents are reflected in Assets - All other.

	September 30,	December 31,
	2024	2023
Assets:
CAM	$2,857,455	$2,885,508
ACMI Services	873,942	828,703
All other	152,926	167,879
Total	$3,884,323	$3,882,090

During the nine months ended September 30, 2024, the Company had capital expenditures for property and equipment of $62.6 million and $159.6 million for the ACMI Services and CAM, respectively.

NOTE O—MERGER AGREEMENT

On November 3, 2024, ATSG entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Stonepeak Nile Parent LLC, a Delaware limited liability company (“Parent”), and Stonepeak Nile MergerCo Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“MergerCo”), providing for, among other things, MergerCo to merge with and into ATSG (the “Merger”), with ATSG surviving the Merger (with its subsidiaries) as a wholly-owned subsidiary of Parent.  If the Merger is consummated, ATSG's securities will be delisted from the Nasdaq Stock Market LLC as soon as practicable following the Effective Time (defined below), and ATSG will become a privately held company.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock issued and outstanding as of immediately prior to the Effective Time (other than any shares of common stock as to which appraisal rights have been perfected in accordance with the Delaware General Corporation Law and certain other shares of common stock excluded under the terms of the Merger Agreement), will be cancelled and extinguished and automatically converted into the right to receive an amount in cash equal to $22.50 per share (the “Merger Consideration”), payable to the holder thereof, without interest.

At the Effective Time, each outstanding warrant for shares of common stock governed by the Amazon Warrants (as defined in the Merger Agreement) will automatically vest and, following ATSG’s exercise of its mandatory exercise right, be exercised in accordance with the terms of the Amazon Warrants for the Merger Consideration applicable to the underlying common stock.

At the Effective Time, in connection with the Merger, outstanding Company equity awards relating to, convertible into, or exchangeable for shares of common stock shall vest in full and be cancelled in exchange for the right to receive the Merger Consideration set forth in the Merger Agreement (including restricted stock units with performance conditions, assuming the attainment of all applicable performance goals at the higher of target level of performance and actual level of performance measured as of the Effective Time, and for all other awards, at a rate corresponding to the number of shares of ATSG common stock underlying such equity award).

The consummation of the Merger is subject to certain customary closing conditions, including, but not limited to: (i) the approval and adoption of the Merger Agreement by the holders of a majority of the outstanding shares of ATSG common stock (the “Company Stockholder Approval”); (ii) the expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended,  the receipt of certain consents or approvals from the U.S. Department of Transportation, the U.S. Federal Communications Commission and certain other applicable foreign direct investment laws of certain jurisdictions; (iii) the absence of any law or order enjoining, restraining or otherwise making illegal, preventing or prohibiting the consummation of the Merger; (iv) each party’s performance of its covenants and obligations contained in the Merger Agreement in all material respects; and (v) the accuracy of the representations and warranties of the parties in the Merger Agreement (subject to customary materiality qualifiers). The obligation of Parent to consummate the Merger is also subject to there not having occurred since the date of the Merger Agreement a material adverse effect. The Merger is not subject to any financing condition, and Parent and MergerCo have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement.

During the period from the date of the Merger Agreement through December 8, 2024 (the “Go-Shop Period”), ATSG may solicit Takeover Proposals (as defined in the Merger Agreement) from third parties and provide information to, and participate in discussions and engage in negotiations with, third parties regarding any Takeover Proposals, subject to certain extensions and conditions provided in the Merger Agreement. The end of the Go-Shop Period for each applicable third party is the "Cut-Off Date."

The Merger Agreement also contains certain customary termination rights for each of Parent and ATSG, including, (i) by mutual written agreement, (ii) if the Merger has not been consummated on or before May 3, 2025 or such later date or time as may be agreed to in writing by Parent and ATSG (the “Outside Date”), subject to certain extensions provided in the Merger Agreement; (iii) a governmental authority of competent jurisdiction has issued an order, or applicable law is in effect, enjoining, restraining or otherwise making illegal, preventing or prohibiting the consummation of the Merger and is, or has become, final and non-appealable, (iv) if the Company Stockholder Approval shall not have been obtained at a meeting of ATSG’s stockholders; or (v) if the other party breaches or fails to perform any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances.

ATSG also may, under certain circumstances and subject to the terms of the Merger Agreement, terminate the Merger Agreement (x) in order for ATSG to enter into an alternative acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or (y) if all of the applicable closing conditions have been satisfied or waived and ATSG is prepared to consummate the Merger but Parent and MergerCo fail to consummate the Merger in accordance with the Merger Agreement. Additionally, Parent may, under certain circumstances and subject to the terms of the Merger Agreement, terminate the Merger Agreement if ATSG's Board withdraws or adversely modifies its recommendation that ATSG's stockholders vote in favor of adopting the Merger Agreement.

If the Merger Agreement is terminated by ATSG prior to the Cut-Off Date in order for the Company to enter concurrently into an alternative acquisition agreement with respect to a Superior Proposal with an Excluded Party, ATSG will be obligated to pay to Parent a one-time fee equal to $37,156,852 in cash. If the Merger Agreement is terminated by ATSG in order for ATSG to enter concurrently into an alternative acquisition agreement with respect to a Superior Proposal in other circumstances, the Company will be obligated to pay Parent a one-time fee equal to $55,339,993 in cash. Additionally, ATSG will be obligated to pay Parent a one-time fee equal to $55,339,993 in cash if the Merger Agreement is terminated in certain other specified circumstances, including if the Merger Agreement is terminated by Parent because the Board withdraws or adversely modifies its recommendation that ATSG’s stockholders vote in favor of adopting the Merger Agreement.

If the Merger Agreement is terminated (i) by ATSG (A) if all of the closing conditions have been satisfied or waived and ATSG is prepared to consummate the Merger but Parent and MergerCo fail to consummate the Merger in accordance with the Merger Agreement or (B) in connection with Parent or MergerCo breaching or failing to perform its representations, warranties or covenants in a manner that would cause the related closing conditions to not be satisfied (subject to a cure period in certain circumstances), or (ii) if either party terminates because the Merger has not been consummated by the Outside Date, and at the time of such termination, ATSG was otherwise entitled to terminate the Merger Agreement for either of the foregoing reasons, then, in each case, Parent will be obligated to pay to ATSG a one-time fee equal to $150,000,000 in cash, in addition to recovery costs (if any) up to a maximum of $7,500,000.

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

At September 30, 2024, we owned 110 Boeing aircraft and three Airbus aircraft that were in revenue service. We owned two Boeing 767-300 freighter aircraft not in revenue service having been returned from lease and that are expected to be re-leased later in 2024.  We also owned eight Boeing 767-300 aircraft, six Airbus 321-200 aircraft and five Airbus A330 aircraft, either undergoing or awaiting induction into the freighter conversion process at September 30, 2024. In addition to these aircraft, we leased six passenger aircraft from third parties and operated 24 freighter aircraft provided by customers for whom we provide services under CMI agreements.

Customers

Our largest customers are ASI, which is a subsidiary of Amazon, the DoD and DHL. Revenues from our commercial arrangements with ASI comprised approximately 33% and 34% of our consolidated revenues during the nine month periods ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we leased 30 Boeing 767 freighter aircraft to ASI with lease expirations between 2026 and 2031.  The aircraft lease terms typically range from 5 to 10 years. Under our air transportation services agreement, we operate those aircraft for ASI and we operate 18 other Boeing 767 aircraft provided by ASI. We also provide ground services and aircraft maintenance services to ASI.

On May 6, 2024, we entered into the 3rd A&R ATSA to operate 10 additional Boeing 767-300 freighter aircraft to be provided by ASI, with the potential to add up to 10 additional Boeing 767-300 freighter aircraft. The first seven of the initial group of 10 aircraft began operating in the third quarter of 2024 with the balance of that group delivered by early November 2024. The initial term of the 3rd A&R ATSA runs through May 6, 2029.  Also on May 6, 2024, in conjunction with the 3rd A&R ATSA, we agreed to issue additional warrants to Amazon and modify provisions of certain existing warrants.  See Note C to the accompanying unaudited condensed consolidated financial statements for additional information regarding the agreements with ASI.

DHL comprised 14% and 13% of our consolidated revenues during the nine month periods ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we leased 14 Boeing 767 freighter aircraft to DHL, including one Boeing 767-200 aircraft and 13 Boeing 767-300 aircraft with expirations between 2025 and 2031. Ten of the 14 Boeing 767 aircraft were being operated by our airlines for DHL. Additionally, we operated six Boeing 767 aircraft that were provided by DHL.

The DoD comprised 29% and 31% of our consolidated revenues during the nine month periods ended September 30, 2024 and 2023 respectively, derived primarily from operating passenger and combi charter flights. We utilize our fleet of 15 passenger aircraft to operate troop movement flights for the DoD. We also operate our four combi aircraft for the DoD, which are capable of simultaneously carrying cargo and passengers on the main deck. We have been providing services to the DoD since the 1990s, typically under one-year agreements.

MERGER AGREEMENT

As described in Note O, on November 3, 2024, ATSG entered into an Agreement and Plan of Merger (the "Merger Agreement") with Parent and MergerCo, pursuant to which, subject to the terms and conditions thereof, MergerCo will be merged with and into ATSG, with ATSG surviving the Merger (with its subsidiaries)  as a wholly owned subsidiary of Parent upon closing of the Merger, which is anticipated to occur in the first half of 2025. Consummation of the Merger is subject to the approval of ATSG's stockholders and other customary closing conditions. If the Merger is consummated, ATSG's securities will be delisted from the Nasdaq Stock Market LLC as soon as practicable following the Effective Time, and the Company will become a privately held company. The Company has incurred and expects to incur certain costs relating to the proposed Merger, such as financial, advisory, legal, accounting and other professional services fees.  See Part II, Item 1A in this Form 10-Q for risks related to the Merger Agreement and the transactions contemplated by the Merger Agreement.

RESULTS OF OPERATIONS

Revenue and Earnings Summary

External customer revenues from continuing operations decreased by $51.9 million, or 10%, to $471.3 million and $108.4 million, or 7%, to $1,445.2 million during the three and nine month periods ended September 30, 2024, respectively, compared to the same periods in 2023. Customer revenues during the first nine months of 2024 decreased as a result of lower revenues from the following sources compared to the previous year: contracted passenger flight operations, flight operations for our customers’ delivery networks, Boeing 767-200 aircraft leases, an engine power program related to such 767-200 aircraft leases and the resale of aviation fuel.

The consolidated results from continuing operations were net losses of $3.3 million and net income of $12.7 million for the three and nine month periods ended September 30, 2024, respectively, compared to net income of $17.2 million and $75.3 million for the corresponding periods in the prior year. The pre-tax earnings from continuing operations were $5.2 million and $18.0 million for the three and nine month periods ended September 30, 2024, respectively, compared to $23.5 million and $99.8 million for the corresponding periods in the prior year. Earnings were affected by the following events and items that do not directly reflect our underlying operations among the periods presented. Pre-tax earnings from continuing operations included:

•

losses of $5.2 million and gains of $0.1 million for the three and nine month periods ended September 30, 2024, respectively, for financial instrument valuations, including interest rate swaps and instruments granted to Amazon compared to gains of $1.8 million and $1.9 million for the same periods in the prior year.

•

$8.8 million and $19.9 million for the three and nine month periods ended September 30, 2024, respectively, for the amortization of customer incentives given to Amazon in the form of warrants compared to $4.2 million and $14.8 for the same periods in the prior year.

•

losses of $1.1 million and $3.3 million for the three and nine month periods ended September 30, 2024, respectively, for non-service components of retiree benefit plans compared to $3.2 million and $9.7 million for the same periods in the prior year.

•

losses of $0.9 million and $2.2 million for the three and nine month periods ended September 30, 2024 , respectively, for our share of joint venture results, including engineering costs for the development of an aircraft modification for the Airbus A321 aircraft type compared to losses of $1.9 million and $4.4 million for the same periods in the prior year.

•

losses of less than $0.1 million for both the three and six month periods ended September 30, 2023, respectively, net of related insurance recoveries for the costs which occurred as a direct result of a foam release after a hangar’s fire suppression system malfunctioned during 2022.

After removing the effects of these events and items, adjusted pre-tax earnings from continuing operations, a non-GAAP financial measure (see the reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations in the following table), were $10.7 million and $43.2 million for three and nine month periods ended September 30, 2024 compared to $31.1 million and $126.9 million for the corresponding periods in 2023.  Adjusted pre-tax earnings from continuing operations for the three and nine month periods ended September 30, 2024 decreased $20.4 million and $83.7 million, respectively, due to lower earnings from Boeing 767-200 aircraft leases and a related engine power program, lower earnings from our airline operations, as well as higher interest expense and depreciation expense, most of which are reflected in our CAM segment.  Revenues and block hours flown for customers’ delivery networks and for contracted passenger flying resulted in lower earnings for ACMI Services compared to the same periods of the previous year.

A summary of our revenues from continuing operations, pre-tax earnings from continuing operations and adjusted pre-tax earnings from continuing operations, as well as a reconciliation of adjusted pre-tax earnings from continuing operations to pre-tax earnings from continuing operations, is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues from Continuing Operations:
CAM
Aircraft leasing and related services	$115,565	$113,145	$331,776	$345,500
Customer incentive	(3,096)	(3,420)	(9,289)	(12,353)
Total CAM	112,469	109,725	322,487	333,147
ACMI Services
ACMI services revenue	327,666	366,064	994,561	1,067,986
Customer incentive	(5,694)	(816)	(10,586)	(2,424)
Total ACMI Services	321,972	365,248	983,975	1,065,562
Other Activities	93,000	112,841	299,680	334,218
Total Revenues	527,441	587,814	1,606,142	1,732,927
Eliminate internal revenues	(56,188)	(64,677)	(160,962)	(179,356)
Customer Revenues	$471,253	$523,137	$1,445,180	$1,553,571

Pre-Tax Earnings from Continuing Operations:
CAM, inclusive of interest expense	$18,279	$23,306	$46,935	$88,526
ACMI Services, inclusive of interest expense	(14,412)	12,414	(24,973)	34,057
Other Activities	(1,586)	(7,968)	3,694	(8,613)
Net unallocated interest expense	(351)	(908)	(2,335)	(1,944)
Net financial instrument re-measurement (loss) gain	(5,167)	1,778	134	1,856
Other non-service components of retiree benefits costs, net	(1,085)	(3,218)	(3,256)	(9,654)
Loss from non-consolidated affiliate	(869)	(1,885)	(2,202)	(4,398)
Pre-Tax Earnings from Continuing Operations	(5,191)	23,519	17,997	99,830
Add other non-service components of retiree benefit costs, net	1,085	3,218	3,256	9,654
Add charges for non-consolidated affiliates	869	1,885	2,202	4,398
Add contra-revenue from customer incentive	8,790	4,236	19,875	14,777
Add net loss (gain) on financial instruments	5,167	(1,778)	(134)	(1,856)
Add net charges for hangar foam incident	—	58	—	71
Adjusted Pre-Tax Earnings from Continuing Operations (non-GAAP)	$10,720	$31,138	$43,196	$126,874

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

Aircraft Fleet Summary

Our fleet of cargo and passenger aircraft is summarized in the following table as of September 30, 2024, and December 31, 2023. Our freighters, converted from passenger aircraft, utilize standard shipping containers and can be deployed into regional cargo markets more economically than larger capacity aircraft, newly built freighters or other competing alternatives. At September 30, 2024, we owned eight Boeing 767-300 aircraft, six Airbus A321-200 aircraft and five Airbus A330 aircraft that were either already undergoing or awaiting induction into the freighter conversion process.  As of September 30, 2024, we also owned two Boeing 767-300 freighter aircraft staging for future lease.

Aircraft fleet activity during the first nine months of 2024 is listed below:

•	CAM completed the modification of eight Boeing 767-300 freighter aircraft purchased in the previous year. The aircraft are leased to external customers under multi-year leases.

•	CAM leased two Boeing 767-300 freighter aircraft, one to ATI and the other to an external customer under a multi-year lease. This aircraft is being operated by ABX under a separate agreement.

•	OAI returned one Boeing 767-300 passenger aircraft to CAM, and CAM leased this aircraft to an external customer under a multi-year lease.

•

An external customer returned three Boeing 767-300 freighter aircraft to CAM.  One aircraft has been leased to ABX.  One aircraft was sold to another external customer.  The third aircraft is available for lease.

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

•	ATI began to operate one customer-provided Boeing 767-300 freighter aircraft. ABX began to operate seven customer-provided Boeing 767-300 freighter aircraft.

•	CAM leased one Boeing 767-200 freighter aircraft to an external customer under a multi-year lease.

•	CAM sold one Boeing 767-200 freighter aircraft to an external lessee.

•	ABX returned one Boeing 767-200 freighter aircraft to CAM, and CAM sold this aircraft to an external customer.

•

External customers returned eight Boeing 767-200 freighter aircraft to CAM.  Three of these aircraft were leased to ABX and one was leased to ATI.  Three aircraft were sold to a different external customer.  The remaining one aircraft has currently been removed from service and its parts and engines will be used to support the fleet, re-leased to customers or possibly sold.

•	CAM sold one Boeing 767-200 returned from an external lessee in 2023 and previously removed from service to an external customer.

•

CAM purchased two Airbus A330 passenger aircraft for the purpose of converting them into a standard freighter configuration. These aircraft are expected to be leased to an external customer during 2025.

	September 30, 2024			December 31, 2023
	ACMI			ACMI
	Services	CAM	Total	Services	CAM	Total
In-service aircraft
Aircraft owned
Boeing 767-200 Freighter	7	8	15	4	16	20
Boeing 767-200 Passenger	2	—	2	2	—	2
Boeing 767-300 Freighter	4	77	81	2	71	73
Boeing 767-300 Passenger	4	1	5	5	—	5
Boeing 777-200 Passenger	3	—	3	3	—	3
Boeing 757-200 Combi	4	—	4	4	—	4
Airbus A321-200 Freighter	—	3	3	—	3	3
	24	89	113	20	90	110
Operating lease
Boeing 767-200 Passenger	1	—	1	1	—	1
Boeing 767-300 Passenger	5	—	5	3	—	3
Boeing 767-200 Freighter	2	—	2	2	—	2
Boeing 767-300 Freighter	22	—	22	14	—	14
Total	30	—	30	20	—	20
Other aircraft
Owned Boeing 767-300 under or awaiting modification	—	8	8	—	14	14
Owned Airbus A321-200 under or awaiting modification	—	6	6	—	6	6
Owned Airbus A330 under or awaiting modification	—	5	5	—	3	3
Boeing 767 available for lease	—	2	2	—	4	4

As of September 30, 2024, ABX, ATI and OAI were leasing 24 in-service aircraft internally from CAM for use in ACMI Services. Of CAM’s eight externally leased Boeing 767-200 freighter aircraft, one was leased to DHL and operated by ABX and seven were leased to other external customers. Of the 77 externally leased Boeing 767-300 freighter aircraft, 30 were leased to ASI and operated by ABX or ATI, nine were leased to DHL and operated by ABX, four were leased to DHL and were being operated by a DHL-affiliated airline and 34 were leased to other external customers. The carrying values of the total in-service fleet as of September 30, 2024 and December 31, 2023 were $2,068.3 million and $1,898.7 million, respectively. Additionally, we own several Boeing 767 airframes that are not in service condition. These aircraft are being used to support our in-service Boeing fleet with engines and aircraft parts or are being marketed for possible sale.

CAM

CAM’s revenues from external customers totaled $85.6 million and $243.7 million for the three and nine month periods ended September 30, 2024, respectively, compared to $83.9 million and $251.3 million for the same periods in the prior year. CAM’s revenues from our airlines totaled $26.9 million and $78.8 million during the three and nine month periods ended September 30, 2024 , respectively, compared to $25.8 million and $81.9 million for the same periods in the prior year. CAM’s aircraft leasing and related services revenues, which exclude customer lease incentive amortization, increased $2.4 million and decreased $13.7 million for the three and nine month periods ended September 30, 2024, compared to the corresponding periods in 2023. Revenues improved during the third quarter of 2024 due to the four new leases of Boeing 767-300 freighter aircraft to external customers and increased hours in engine power programs.  Overall 2024 revenues were reduced by the scheduled returns of Boeing 767-200 freighter aircraft from lease and lower full year hours flown by engines in our Boeing 767-200 engine power program. Since October 1, 2023, CAM added ten Boeing 767-300 freighter aircraft and one Airbus A321-200 freighter to its portfolio and placed all eleven of these aircraft with external customers under long-term leases. During that same time period, nine 767-200 freighters and six 767-300 freighters were returned from leases from external customers. CAM’s revenues from its 767-200 engine power program decreased $1.3 million and $14.7 million for the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods of 2023, due primarily to the reduction in leased 767-200 aircraft.

CAM’s pre-tax earnings, inclusive of internally allocated interest expense, were $18.3 million and $46.9 million for the three and nine months ended September 30, 2024, respectively, compared to $23.3 million and $88.5 million for the same period in the prior year. CAM’s earnings were negatively impacted by the reduction in 767-200 freighter lease and engine power program revenues.  Additionally, depreciation expense increased $11.2 million and $25.1 million for the three and nine months ended September 30, 2024, respectively, primarily due to the 11 new aircraft placed into service since October 1, 2023.  Reduced earnings also included $2.5 million and $11.5 million more internally allocated interest expense for the three and nine months ended September 30, 2024, respectively, due to higher company-wide interest expense.

During the first nine months of 2024, CAM leased eight freighter aircraft externally and two aircraft to an internal airline.  CAM’s future operating results will depend on a number of factors including additional aircraft deployments, the continued demand from lessees for mid-sized widebody freighters, our ability to convert passenger aircraft into freighters within planned costs and within the time frames required by customers and the lease rates under which aircraft are redeployed or renewed. Our CAM fleet projections for 2024 are described below by aircraft type:

•

CAM has two Boeing 767-300 freighter aircraft available for lease and eight Boeing 767-300 aircraft subject to freighter modification as of September 30, 2024. CAM plans to complete the modification of one more Boeing 767-300 aircraft during 2024 and has commitments for two aircraft to external customers.

•

CAM expects to complete the freighter modification of the six Airbus A321 aircraft that were subject to freighter modification as of September 30, 2024. CAM is currently marketing these six aircraft for lease to external customers. CAM does not have commitments to acquire more Airbus A321 aircraft at this time. The U.S. FAA, the Civil Aviation Administration of China and aviation regulators in Europe have certified the design of the modified Airbus A321 that CAM utilizes to convert the passenger aircraft to a freighter via its joint venture.

•

In addition to the five Airbus A330 aircraft that CAM owned at September 30, 2024, CAM is scheduled to purchase one more Airbus A330 passenger aircraft during 2024. CAM expects to complete the freighter modification for one of these Airbus A330 aircraft, and this aircraft is committed to a long-term lease with an external customer beginning in 2024.

•	During the remainder of 2024, CAM has one Boeing 767-300 aircraft lease scheduled to expire. CAM has commitments for this aircraft to be leased to another external customer in 2024.

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

ACMI Services

Total revenues from ACMI Services decreased $43.2 million and $81.6 million compared to 2023 for the three and nine month periods ended September 30, 2024, respectively, to $322.0 million and $984.0 million. During both the three and nine month periods ended September 30, 2024, block hours flown for our customers’ delivery networks decreased 7%, compared to the corresponding periods in 2023 reflecting to the removal of certain Boeing 767-200 aircraft and fewer international flights. Block hours for passenger services during the three and nine month periods ended September 30, 2024, including operation of Boeing 757 combi aircraft decreased 34% and 15%, respectively, compared to the corresponding periods of 2023.  Revenues for ACMI Services were also reduced by $4.9 million and $8.2 million for more customer incentive charges for the three and nine month periods ended September 30, 2024 compared to the corresponding periods in 2023 for additional stock warrants granted to Amazon in May of 2024.  (See Note C to the accompanying unaudited condensed consolidated financial statements).

ACMI Services had pre-tax losses of $14.4 million and $25.0 million during the three and nine month periods ended September 30, 2024, respectively, compared to pre-tax earnings of $12.4 million and $34.1 million for the corresponding periods of 2023 inclusive of internally allocated interest expense. In addition to the lower flying levels and reduced revenues, ACMI Services experienced increased expenses for maintenance, travel and ground service rates.  The decline in earnings during 2024 reflects the reduced operations for certain of our customers' passenger networks during 2024 compared to the first nine months of 2023.

During the third quarter, ACMI Services began to operate seven customer-provided Boeing 767-300 aircraft that were added to our flight operations for ASI.  For the remainder of the year, we expect ACMI Services revenues to increase for these seven aircraft and three additional customer-provided Boeing 767-300 aircraft that were added to our flight operations for ASI through November 8, 2024.  Beginning in the fourth quarter, ACMI Services will benefit from customer rate increases.  Profitability in ACMI Services will depend on a number of factors, including customer flight schedules, the impact of inflation on operating expenses, customer billing rates, crewmember productivity and pay, employee attrition, employee benefits, aircraft maintenance schedules and the number of aircraft we operate.  The aircraft additions will require start-up expenses and may impact our operational performance in the near term.  The war in Israel and conflicts in other parts of the world may also affect our operations, reducing the number of flights that we operate for the DoD and other customers.

Other Activities

External customer revenues from all other activities decreased $10.4 million and $19.2 million for the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods of 2023. Revenues from the resale of aviation fuel decreased due to lower fuel prices and gallons sold compared to the previous year. External aircraft maintenance revenues declined during the third first nine months of  of 2024 compared to 2023 while aircraft maintenance resources were applied to more internally billed projects. Pre-tax results from other activities were losses of $1.6 million and earnings of $3.7 million for the three and nine month periods ended September 30, 2024, respectively, compared to pre-tax losses of $8.0 million and $8.6 million for the same periods in the prior year.  Pre-tax losses from other activities during 2023 reflected  additional costs of aircraft parts and inventory adjustments; aircraft maintenance contract asset and contract liability adjustments and additional administrative costs.  The improvement in earnings during 2024 reflects a revenue mix of higher margin airframe maintenance contracts instead of lower margin line maintenance revenues and lower employee turnover.  Additionally, lower overhead expense during 2024 contributed to improved earnings compared to the previous year.

Expenses from Continuing Operations

Salaries, wages and benefits expense increased $5.0 million or 3% and decreased $6.6 million or 1% during the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The overall decline in expense during first six months of 2024 compared to the previous year reflects a reduction in the number of employees providing ground services under contracts with customers that ended beginning in October of 2023 through June of 2024. The increase in expense for the third quarter of 2024 compared to 2023 includes scheduled step increases for employees hired in recent years,  training and preparation expenses for adding ten Amazon aircraft in the second half of 2024  and higher costs for aircraft line maintenance performed while aircraft are on ramp.

Depreciation and amortization expense increased $12.7 million and $27.6 million during the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The increase reflects incremental depreciation for eleven newly converted aircraft added to the Company's operating fleet since October 1, 2023 and increased amortization of intangible assets related to customer contracts.   Increased depreciation from newly converted aircraft was partially offset by lower depreciation for our fleet of Boeing 767-200 aircraft.  We expect depreciation expense to continue to increase during future periods in conjunction with our fleet expansion, engine programs and capital spending plans.

Maintenance, materials and repairs expense decreased by $8.0 million and $5.7 million during the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods in 2023. This expense line includes the cost of materials and repairs to maintain aircraft and engines, as well as similar costs for providing maintenance services to customers.  Fewer scheduled and unscheduled maintenance events occurred in 2024 compared to the previous year periods.  The aircraft maintenance and material expenses can vary among periods due to the number of maintenance events and the scope of airframe checks that are performed.

Contracted ground and aviation services expense includes navigational services, aircraft and cargo handling services, baggage handling services and other airport services.  Contracted ground and aviation services remained flat during the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods in 2023.  Contracted ground and aviation services can vary with airport destinations and the level of passenger airline operations from period to period.

Fuel expense decreased by $26.7 million and $31.6 million during the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods in 2023. Fuel expense includes the cost of fuel to operate DoD flights, fuel used to position aircraft for service and for maintenance purposes, as well as the cost of fuel we resell to customers at the airport in Wilmington, Ohio. For the three and nine month periods ended September 30, 2024, the decrease in fuel expense reflects a decrease in block hours flown, lower gallons sold and a decrease in the price of fuel.

Travel expense decreased by $5.6 million and $3.7 million during the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods in 2023.  The decrease in travel expense was due to the decrease in flying volumes.

Other operating expenses decreased by $4.7 million and $9.4 million during the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods in 2023.

Other Income, Adjustments and Expenses

Interest expense increased by $0.7 million and $11.7 million during the three and nine month periods ended September 30, 2024, respectively, compared to the corresponding periods in 2023.  Interest rates under our Senior Credit Agreement increased year over year. Additionally, during August 2023 we issued $400.0 million of unsecured convertible notes bearing interest at 3.875%, proceeds from which were used in part to replace $204.5 million of convertible notes bearing 1.125% which were set to mature in 2024.

We recorded unrealized pre-tax losses on financial instrument re-measurements of $5.2 million and pre-tax gains of $0.1 million during the three and nine month periods ended September 30, 2024, respectively, compared to pre-tax gains of $1.8 million and $1.9 million for the corresponding periods in 2023. The gains and losses include the re-valuing, as of September 30, 2024 and 2023, of the stock warrants and ATSG stock sale option granted to Amazon and interest rate swaps that we hold. Generally, the warrant values increase or decrease with corresponding decreases or increases in the ATSG common stock price during the measurement period. Additionally, the value of warrants depends partially on the probability that warrants will vest upon the execution of aircraft leases. Increases in the probability of a warrant vesting and the sales option exercise price being above the traded ATSG price results in higher liabilities and losses.

Non-service components of retiree benefits resulted in net losses of $1.1 million and $3.3 million during the three and nine month periods ended September 30, 2024, respectively, compared to losses of $3.2 million and $9.7 million for the corresponding periods in 2023. The non-service component gain and losses of retiree benefit costs are determined by actuaries and include the amortization of unrecognized gain and loss stemming from changes in assumptions regarding discount rates, expected investment returns and other retirement plan assumptions.  The non-service components of retiree benefit costs can vary significantly from one year to the next based on investment results and changes in discount rates used to account for defined benefit retirement plans.

The provision for income taxes for interim periods is based on management’s best estimates of the effective income tax rates expected to be applicable for the current year, plus any adjustments arising from changes in the estimated amount of taxable income related to prior periods. Income taxes recorded through September 30, 2024 have been estimated based on year-to-date income and projected results for the full year.

The effective tax rate from continuing operations for the nine month period ended September 30, 2024 was 29%. The effective tax rate is affected by the discrete tax items in which expense and benefits for tax purposes are different than required by generally accepted accounting principles.  The effective rate can be impacted by a number of factors, including the apportionment of income among taxing jurisdictions, deductibility limitations on employee compensation, deductibility limitations on meals and per diems and the results of an Irish leasing subsidiary.  Our effective tax rate before including the effects of the re-measurement of financial instruments, incentive amortizations and other adjustments for adjusted pre-tax earnings from continuing operations (see items in the table above) was 26% for the nine month period ended September 30, 2024 compared to 24% for the corresponding period of 2023.  The increase in the effective tax rate for 2024 is due to an increase in non-deductible items on lower pre-tax earnings and an increase in the portion of pre-tax earnings occurring in tax jurisdictions with higher rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash generated from operating activities totaled $399.1 million and $526.1 million for the nine month periods ended September 30, 2024 and 2023, respectively. Operating cash flows during the first nine months of 2024 declined compared to the same period of 2023 due to lower operating results from a lower level of flight operations.  Additionally, operating cash flow during 2023 reflects the collection of large amounts of customer receivables from previous periods. Cash payments for interest expense increased $30.7 million to $73.2 million for the first nine months of 2024 compared to the same period of 2023 due to increased interest rates. Cash outlays for pension contributions were $1.5 million for both nine month periods ended September 30, 2024 and 2023, respectively.

Capital spending levels were primarily the result of aircraft modification costs and the acquisition of aircraft for freighter modification. Cash payments for capital expenditures were $221.0 million and $581.3 million for the nine month periods ended September 30, 2024 and 2023, respectively. Capital expenditures for the first nine months of 2024 included $145.0 million for the acquisition of four Boeing 767-300 aircraft, two Airbus A330 aircraft and freighter modification costs; $69.1 million for required heavy maintenance; and $6.9 million for other equipment. Capital expenditures in the first nine months of 2023 included $422.9 million for the acquisition of eight Boeing 767-300 aircraft, two Airbus A321-200 aircraft and freighter modification costs; $149.2 million for required heavy maintenance; and $9.2 million for other equipment.

Cash proceeds of $35.2 million and $10.5 million were received during the nine month periods ended September 30, 2024 and 2023, respectively, primarily for the sale of aircraft and engines.

During the nine month period ended September 30, 2024 we spent $19.8 million to invest in joint ventures compared to $1.6 million during the corresponding period in 2023. Our joint venture with Precision Aircraft Solutions, LLC, developed a passenger-to-freighter conversion program for Airbus A321-200 aircraft which it markets and our joint venture with GA Telesis Engine Services, LLC provides engine tear-down services to harvest and sell engine parts.

Net cash used in financing activities was $202.1 million during the nine-month period ended September 30, 2024 compared to $69.8 million net cash provided by financing activities during the corresponding period in 2023.  During the first nine months of 2024, we drew $425.0 million from the revolving credit facility under the Senior Credit Agreement and repaid $626.5 million on the revolving credit and other financing arrangements. During the corresponding period in the prior year, we made debt principal payments of $180.5 million and we drew $220.0 million from the revolving credit facility. During the first nine months of 2023, we used $155.3 million to repurchase ATSG common shares in the market.

Commitments

As of September 30, 2024, we had 19 aircraft that were in or awaiting modification to a freighter configuration. Additionally, we placed non-refundable deposits and have agreements to purchase two more Boeing 767-300 aircraft and one Airbus A330 passenger aircraft through 2026. We outsource a significant portion of the aircraft freighter modification process to non-affiliated third parties. The modification process primarily consists of the installation of a standard cargo door and loading system. We estimate that total capital expenditures for 2024 will be approximately $350 million, of which the majority will be related to aircraft purchases and freighter modifications. Actual capital spending for any future period will be impacted by whether customer demand supports our return requirements as well as aircraft acquisitions, maintenance and modification processes.

Liquidity and Capital Resources

At September 30, 2024, we had $44.9 million of cash balances and $458.3 million available from the unused portion of the revolving credit facility under the Senior Credit Agreement as described in Note F of the accompanying consolidated financial statements. We expect our operations in 2024 to continue to generate significant net cash in-flows after deducting required spending of approximately $130 million for heavy maintenance and other sustaining capital expenditures. To expand our fleet, we estimate that capital expenditures for aircraft purchases and freighter modifications will total $220 million for 2024. We believe that our current cash balance, forecasted cash flows provided from customer leases and operating agreements, combined with the Senior Credit Agreement, will be sufficient to fund the expansion and maintenance of our fleet while meeting our contractual obligations, other commitments and working capital requirements for at least the next twelve months. See Note F to the accompanying unaudited condensed consolidated financial statements for additional information regarding our credit facilities and outstanding debt obligations.  As  described in Note F, in October 2024, we drew from the revolving credit facility to fully repay the 2017 Convertible Notes that matured.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of ATSG’s Executive Chairman (in his capacity as the Principal Executive Officer) and Chief Financial Officer (in his capacity as the Principal Financial Officer and Principal Accounting Officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based upon the evaluation, ATSG's Executive Chairman and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the Executive Chairman and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during its most recently completed fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We face risks that could adversely affect our condition or results of operations.  Other than the items noted below, there have been no material changes to the risk factors disclosed in Item 1A of ATSG's 2023 Form 10-K. Other risks that are currently unknown to management or are currently considered immaterial or unlikely, could also adversely affect us.

Customers and Market Risks

On May 6, 2024, we entered into amended aircraft operating and investment agreements with Amazon with the expectation that the transactions would result in various benefits including, among others, growth in revenues, improved cash flows and operating efficiencies. Achieving the anticipated benefits from the agreements with Amazon is subject to a number of factors, including aircraft transitions, crew training and our customer achieving anticipated revenue levels. If we are unable to achieve our objectives or if we experience delays in implementing the necessary changes to our and our customers' operations, the expected benefits may be only partially realized or not at all, or may take longer to realize than expected, which could adversely impact our financial condition and results of operations.  In conjunction with the amended agreements, we granted to Amazon warrants to acquire ATSG common shares.  We expect that the warrants issued and issuable to Amazon, including effects of the proposed Merger thereon, will increase the number of shares outstanding when exercised, which would have a dilutive effect on reported earnings per share measures and the ownership interest in ATSG held by other stockholders.  Further, the warrants are subject to fair value measurements during the periods that they are outstanding. Accordingly, future fluctuations in the fair value of the warrants may adversely impact our reported earnings measures.

Risks Related to the Proposed Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could incur termination fees or adversely affect our stock price, business, financial condition and results of operations.

On November 3, 2024, ATSG entered into the Merger Agreement, which provides that the consummation of the Merger is subject to certain customary closing conditions, including:

(i) obtaining the Company Stockholder Approval (as defined above);

(ii) receipt of certain regulatory approvals and the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder as well as certain other applicable foreign direct investment laws of certain jurisdictions;

(iii) the absence of any law or order enjoining, restraining or otherwise making illegal, preventing or prohibiting the consummation of the Merger;

(iv) the other party’s compliance in all material respects with of its pre-closing covenants contained in the Merger Agreement; and

(v) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers).

While it is anticipated that the Merger will be consummated during the first half of 2025, the conditions above may not be satisfied in a timely manner or at all, or an effect, event, development or change could delay or prevent these conditions from being satisfied. If the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

●	the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of up to $55,339,993 million in cash;
●	we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock;
●	we cannot be certain that we could find a merger partner or transaction as attractive as Parent and the Merger;
●

incurring substantial costs related to the Merger, such as financial advisory, legal, accounting and other professional services fees that have already been incurred or will continue to be incurred until closing;

●	reputational harm including relationships with investors, customers and business partners due to the adverse perception of any failure to successfully complete the Merger;
●

potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger completed.

We or Parent may terminate the Merger Agreement if the Merger has not been consummated on or before May 3, 2025 or such later date or time as may be agreed to in writing by Parent and the Company (the “Outside Date”), subject to certain extensions provided in the Merger Agreement. We or Parent also may terminate the Merger Agreement (i) by mutual written agreement; (ii) if a governmental authority of competent jurisdiction has issued an order, or applicable law is in effect, enjoining, restraining or otherwise making illegal, preventing or prohibiting the consummation of the Merger and such order or law is, or has become, final and non-appealable,  (iii)  if the Company Stockholder Approval shall not have been obtained at a meeting of the Company’s stockholders; or (iv) the other party breaches or fails to perform in any material respect any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances. The Company also may, under certain circumstances and subject to the terms of the Merger Agreement, terminate the Merger Agreement (x) in order for the Company to enter into an alternative acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or (y) if all of the applicable closing conditions have been satisfied and the Company is prepared to consummate the Merger but Parent and MergerCo fail to consummate the Merger in accordance with the Merger Agreement. Additionally, Parent may, under certain circumstances and subject to the terms of the Merger Agreement, terminate the Merger Agreement if the Company's Board withdraws or adversely modifies its recommendation that the Company’s stockholders vote in favor of adopting the Merger Agreement. The occurrence of the aforementioned could adversely affect our stock price, business, financial condition and results of operations.

Additionally, in approving the Merger Agreement, the Company's Board considered a number of factors and potential benefits, including the fact that the merger consideration to be received by holders of common stock represents a significant premium to the recent market price. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related costs and the loss of management time and resources.

The announcement of the Merger Agreement could negatively impact our business, financial condition and results of operations.

The announcement of the Merger including the pendency of the Merger could adversely affect our business, financial condition and results of operations and may result in our inability to hire or the departure of key personnel. In connection with the Merger, some of our customers and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. In addition, we have undertaken certain covenants in the Merger Agreement restricting the conduct of our business during the pendency of the Merger, including restrictions on undertaking certain significant financing transactions and certain other actions, even if such actions would prove beneficial to us. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders. These interests may include the following:

●	the treatment of ATSG equity awards and incentive cash awards provided for under the Merger Agreement;
●	severance and other benefits in the case of certain qualifying terminations under the terms of an individual change in control agreement or employee severance plans;
●	any retention or transaction bonuses if or when established for the benefit of Company employees; and
●

continued indemnification and insurance coverage under the Merger Agreement, ATSG's organizational documents and indemnification agreements ATSG has entered into with each of its directors and executive officers.

The Merger Agreement may limit our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what is specified in the Merger Agreement.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Parent. These provisions include restrictions on ATSG's solicitation of alternative acquisition proposals from third parties outside of a defined go-shop period. Under the Merger Agreement, ATSG is required to pay a termination fee of up to $55,339,993 if the Merger Agreement is terminated under certain circumstances (including to accept certain superior acquisition proposals), which could deter other potential bidders from making an acquisition proposal prior to the consummation of the Merger and could impact ATSG's ability to engage in another transaction for up to twelve months if the Merger Agreement is terminated in certain circumstances.

We may be the target of lawsuits challenging the Merger Agreement that may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent, or making other claims in connection with the Merger. Even if these lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Such lawsuits may be brought by purported stockholders or other interested parties, seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not enjoined, restrained or otherwise made illegal, prevented or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 29, 2022, the Board authorized the repurchase of up to $150.0 million of ATSG’s outstanding common stock (the “2022 Repurchase Program”). The 2022 Repurchase Program does not require the repurchase of a specific number of shares or establish a time frame for any repurchase, there is no expiration date for the 2022 Repurchase Program, and the Board may terminate the 2022 Repurchase Program at any time. Repurchases may be made under the 2022 Repurchase Program from time to time in the open market or in privately negotiated transactions. ATSG did not purchase any of its common stock under the 2022 Repurchase Program during the third quarter of 2024. As of September 30, 2024, the remaining available authorization under the 2022 Repurchase Program was $103.5 million.

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

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer (as defined under Rule 16a-1 of the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or any non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS.

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Air Transport Services Group, Inc. reflecting an amendment on May 16, 2019, filed herewith. [This document represents the Restated Certificate of Incorporation of Air Transport Services Group, Inc. in compiled form, incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.] (1)

3.2	Amended and Restated Bylaws of Air Transport Services Group, Inc. (2)

Material Contracts

10.1	Air Transport Services Group, Inc. Executive Incentive Compensation Plan. (3)

10.2	Form of Time-Based Restricted Stock Award Agreement under the Air Transport Services Group, Inc. Amended and Restated 2015 Long-Term Incentive Plan. (3)

10.3	Amendment to 2016 Investment Agreement and Participation Notice and Acknowledgement, dated May 6, 2024, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (4)

10.4+	Supplement and Amendment to 2018 Investment Agreement, dated May 6, 2024, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (4)

10.5+	Second Amended and Restated Stockholders Agreement, dated May 6, 2024, by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (4)

10.6+	Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 14,801,369 shares); Original Issue Date: December 20, 2018; Amendment and Restatement Date: May 6, 2024 (the “A&R Warrant-C”). (4)

10.7+	Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 7,014,804 shares); Original Issue Date: May 29, 2020; Amendment and Restatement Date: May 6, 2024 (the “A&R 2020 Subsequent Warrant”). (4)

10.8+	Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 2,915,000 shares); Issue Date: May 6, 2024 (the “2024 Subsequent Warrant”). (4)

10.9+	Form of Amended and Restated Warrant to Purchase Common Stock by and between Air Transport Services Group, Inc. and Amazon.com, Inc. (for 2,915,000 shares) (the “Third Subsequent Warrant”). (4)

Certifications

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024.

(2)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2022.

(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2024.

(4)	Incorporated by reference to the Company’s Form 8-K/a filed with the Securities and Exchange Commission on May 10, 2024.

+	Certain terms in this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR TRANSPORT SERVICES GROUP, INC.,
a Delaware corporation

/S/ JOSEPH C. HETE
Joseph C. Hete
Executive Chairman (Principal Executive Officer)
Date:	November 8, 2024

/S/ QUINT O. TURNER
Quint O. Turner
Chief Financial Officer (Principal Financial Officer
Date:	November 8, 2024	and Principal Accounting Officer)